Form 10-Q
period 1995-03-31
RPC ENERGY SERVICES INC
filed 1995-05-15
CIK 742278

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


 /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


                           Commission File No. 1-8726


                            RPC ENERGY SERVICES, INC.


       DELAWARE                                             58-1550825
(State of Incorporation)                                 (I.R.S. Employer
                                                       Identification Number)


                 2170 Piedmont Road, NE, Atlanta, Georgia  30324
                       Telephone Number -- (404) 888-2950


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    ------


As of March 31, 1995, RPC Energy Services, Inc. had 14,541,331 shares of common stock outstanding (excluding 68,723 treasury shares).


                                     1 of 9

                        RPC ENERGY SERVICES, INC. AND SUBSIDIARIES
                              PART I.  FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS

                                CONSOLIDATED BALANCE SHEETS
                        AS OF MARCH 31, 1995 AND DECEMBER 31, 1994
                          (In thousands except stock information)


                                                             MARCH 31,     December 31,
                                                                1995           1994
                                                            (UNAUDITED)     (Audited)
- ---------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                       $14,417        $15,038
Marketable securities                                             8,091          6,885
Accounts receivable, net of allowance for doubtful
  accounts of $6,446 and $6,300, respectively                    17,820         20,577
Inventories, at lower of cost or market                          13,559         12,342
Deferred income taxes                                             7,008          6,811
Prepaid expenses and other current assets                         1,266          1,474
- ---------------------------------------------------------------------------------------
Current assets                                                   62,161         63,127
- ---------------------------------------------------------------------------------------
Equipment and property, net                                      30,372         28,837
Marketable securities                                            22,155         19,291
Goodwill, net                                                     8,408          8,098
Deferred income taxes                                               950            825
Other assets                                                      2,017          2,064
- ---------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $126,063       $122,242
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 $4,860         $5,387
Accrued payroll and related expenses                              3,357          3,441
Accrued insurance expenses                                        5,376          5,227
Accrued state, local and other taxes                              2,719          2,567
Federal income taxes payable                                      1,493            198
Accrued discounts                                                 1,048            824
Other accrued expenses                                            7,492          7,656
- ---------------------------------------------------------------------------------------
Current liabilities                                              26,345         25,300
- ---------------------------------------------------------------------------------------
Long-term accrued insurance expenses                              3,594          3,443
- ---------------------------------------------------------------------------------------
Total liabilities                                                29,939         28,743
- ---------------------------------------------------------------------------------------
Commitments and contingencies
- ---------------------------------------------------------------------------------------
Common stock                                                      1,461          1,461
Capital in excess of par value                                   34,599         34,228
Earnings retained                                                60,289         58,296
Common stock in treasury, at cost, 68,723 shares
  and 147,723 shares, respectively                                 (225)          (486)
- ---------------------------------------------------------------------------------------
Total stockholders' equity                                       96,124         93,499
- ---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $126,063       $122,242
- ---------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------


                   RPC ENERGY SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED  STATEMENTS  OF  INCOME
                 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND
                      (In thousands except per share data)
                                   (Unaudited)


                                     Three months ended March 31,
                                --------------------------------------
                                     1995                   1994
- ----------------------------------------------------------------------
REVENUE                                $42,220                $37,333
- ----------------------------------------------------------------------

Cost  of  goods  sold                   17,277                 16,361
Operating  expenses                     19,886                 16,439
Depreciation and amortization            1,617                  1,455
Interest  income                          (522)                  (252)
- ----------------------------------------------------------------------
Income before income taxes               3,962                  3,330
Income tax provision                     1,395                  1,182
- ----------------------------------------------------------------------
NET INCOME                              $2,567                 $2,148
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

EARNINGS PER SHARE                       $0.18                  $0.15
- ----------------------------------------------------------------------

Average shares outstanding          14,489,542             14,435,872
- ----------------------------------------------------------------------


                                     3 of 9

                   RPC ENERGY SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (In thousands)
                                  (Unaudited)


                                                            Three months ended March 31,
                                                           -------------------------------
                                                               1995               1994
- ------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                             $6,729            $1,863
- ------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment and property                        430             1,953
Capital expenditures                                             (3,287)           (1,598)
(Purchase) of marketable securities                              (4,070)             (128)
Other                                                              (481)                0
- ------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities             (7,408)              227
- ------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock issued for benefit plans                              58                 7
- ------------------------------------------------------------------------------------------
Net cash provided by financing activities                            58                 7
- ------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents               (621)            2,097
Cash and cash equivalents at beginning of period                 15,038            13,296
- ------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $14,417           $15,393
- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------


                                     4 of 9

                   RPC ENERGY SERVICES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994.

     In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Registrant as of March 31, 1995, the results of operations and the changes in cash flows for the three months then ended.

2. Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.

3. The results of operations for the quarter ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.


                                     5 of 9

                   RPC ENERGY SERVICES, INC. AND SUBSIDIARIES


                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31, 1994
- -------------------------------------------------------------------------------

Revenue for the first quarter ended March 31, 1995 was $42,220,000 compared with $37,333,000 for the quarter ended March 31, 1994 and $40,000,000 for the previous quarter ended December 31, 1994. Revenue for the quarter ended March 31, 1995 increased $4,887,000 or 13% from the same period one year ago and increased $2,220,000 or 6% from the quarter ended December 31, 1994. The oil and gas services segment revenue of $20,069,000 increased 18% from last year's first quarter in spite of a decrease in the average U.S. rig count and the price of natural gas. This was because of improvements in some service lines which are less dependent on drilling activity. This increase also resulted from an increase in international revenue. The oil and gas services segment's revenue was virtually unchanged from the quarter ended December 31, 1994. The boat manufacturing segment revenue for the quarter ended March 31, 1995 of $19,379,000 increased 10% from last year's first quarter of $17,591,000 due to an increase in average sales price. This was caused by sales of the larger models in all boat lines combined with the impact of price increases. The boat manufacturing segment revenue increased 12% from the quarter ended December 31, 1994 as a result of a normal seasonal upturn.

Net income for the quarter ended March 31, 1995 was $2,567,000 or 18 cents per share versus net income of $2,148,000 or 15 cents per share for the quarter ended March 31, 1994 and net income of $2,734,000 or 19 cents per share for the quarter ended December 31, 1994. The increase in earnings from the same period one year ago was due to the revenue increases for both the oil and gas services and the boat manufacturing segments, as well as improved margins for both segments.


                                      6 of 9

                   RPC ENERGY SERVICES, INC. AND SUBSIDIARIES


FINANCIAL CONDITION
- -------------------

The Registrant's current ratio remained strong as of March 31, 1995 with current assets of $62,161,000 exceeding current liabilities of $26,345,000 by a ratio of 2.4-to-1. This compares to a current ratio of 2.5-to-1 at December 31, 1994.

Capital expenditures during the first three months of $3,287,000 included approximately $3,138,000 spent on revenue equipment and vehicles in the oil and gas services segment. The remainder was spent on various purchases for the other business segments. Funding for future capital requirements will be provided from operations.


                                     7 of 9

            RPC ENERGY SERVICES, INC. AND SUBSIDIARIES


                    PART II. OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of Shareholders was held on April 25, 1995.


     (c)  1. Performance-Based Compensation Agreements:
             Voting For Shares                        11,643,209
             Voting Against Shares                       416,037
             Abstain From Voting Shares                   12,791
             Broker Non-Vote Shares                      419,836
                                                    ------------
             Total                                    12,491,873

          2. Amend the Certificate of Incorporation to change the registrant's name to RPC, Inc.

             Voting For Shares                        12,485,133
             Voting Against Shares                         2,542
             Abstain From Voting Shares                    4,198
                                                  --------------
             Total                                    12,491,873


ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 1995.


                                     8 of 9

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              RPC ENERGY SERVICES, INC.


                              /s/ Richard A. Hubbell
                              ----------------------

Date:  May 10, 1995           Richard A. Hubbell
                              President and Chief Operating Officer


                              /s/ Debra G. Herron
                              -------------------
Date:  May 10, 1995           Debra G. Herron
                              Treasurer and Chief Financial Officer


                                     9 of 9