Form 10-Q
period 1995-06-30
RPC INC
filed 1995-08-09
CIK 742278

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                    FORM 10-Q



/X/ Quarterly report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                           Commission File No. 1-8726


                                    RPC, INC.


     DELAWARE                                               58-1550825
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                 2170 Piedmont Road, NE, Atlanta, Georgia  30324
                       Telephone Number -- (404) 888-2950

                      FORMERLY    RPC ENERGY SERVICES, INC.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----


As of June 30, 1995, RPC, Inc. had 14,541,331 shares of common stock outstanding (excluding 68,723 treasury shares).

                                     1 of 9

                           RPC, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1995 AND DECEMBER 31, 1994
                     (In thousands except stock information)

                                               JUNE 30,          December 31,
                                                 1995               1994
                                              (UNAUDITED)         (Audited)
--------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                        $ 13,917           $ 15,038
Marketable securities                              10,112              6,885
Accounts receivable, net of allowance for
  doubtful accounts of $7,188 and $6,300,
  respectively                                     18,845             20,577
Inventories, at lower of cost or market            10,794             12,342
Deferred income taxes                               7,166              6,811
Prepaid expenses and other current assets           1,072              1,474
--------------------------------------------------------------------------------
Current assets                                     61,906             63,127
--------------------------------------------------------------------------------
Equipment and property, net                        31,776             28,837
Marketable securities                              22,927             19,291
Goodwill, net                                       8,229              8,098
Deferred income taxes                                 915                825
Other assets                                        2,003              2,064
--------------------------------------------------------------------------------
TOTAL ASSETS                                     $127,756           $122,242
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                 $  4,608           $  5,387
Accrued payroll and related expenses                3,324              3,441
Accrued insurance expenses                          5,413              5,227
Accrued state, local and other taxes                2,642              2,567
Federal income taxes payable                          141                198
Accrued discounts                                   1,376                824
Other accrued expenses                              7,802              7,656
--------------------------------------------------------------------------------
Current liabilities                                25,306             25,300
--------------------------------------------------------------------------------
Long-term accrued insurance expenses                3,704              3,443
--------------------------------------------------------------------------------
Total liabilities                                  29,010             28,743
--------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------
Common stock                                        1,461              1,461
Capital in excess of par value                     34,599             34,228
Earnings retained                                  62,911             58,296
Common stock in treasury, at cost, 68,723 shares
  and 147,723 shares, respectively                   (225)              (486)
--------------------------------------------------------------------------------
Total stockholders' equity                         98,746             93,499
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $127,756           $122,242
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     2 of 9

                           RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED  STATEMENTS  OF  INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                      (In thousands except per share data)
                                   (Unaudited)


                                  Three months ended          Six months ended
                                        June 30,                  June 30,
                             -------------------------  ------------------------
                                 1995        1994           1995        1994
------------------------------------------------------  ------------------------
REVENUE                          $44,576       $39,871      $86,796      $77,204
---------------------------------------------------------------------------------

Cost  of  goods  sold             20,669        18,234       37,946       34,595
Operating  expenses               18,735        17,132       38,621       33,571
Depreciation and amortization      1,698         1,569        3,315        3,024
Interest  income                    (547)         (385)      (1,069)        (637)
--------------------------------------------------------------------------------
Income before income taxes         4,021         3,321        7,983        6,651
Income tax provision               1,415         1,179        2,810        2,361
--------------------------------------------------------------------------------
NET INCOME                       $ 2,606       $ 2,142      $ 5,173      $ 4,290
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


EARNINGS PER SHARE               $  0.18       $  0.15      $  0.36      $  0.30
--------------------------------------------------------------------------------
Average shares outstanding    14,541,331    14,436,531   14,515,580   14,436,201
--------------------------------------------------------------------------------

                                     3 of 9

                           RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (In thousands)
                                   (Unaudited)


                                                                          Six months ended June 30,
                                                                     ------------------------------------
                                                                          1995                    1994
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                     $11,866                  $7,247
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                      (6,397)                 (2,839)
Proceeds from sale of equipment and property                                 680                   2,117
Sale (purchase) of marketable securities                                  (6,863)                  3,834
Other                                                                       (481)                      0
---------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                     (13,061)                  3,112
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock issued for benefit plans                                       74                       7
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     74                       7
---------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      (1,121)                 10,366
Cash and cash equivalents at beginning of period                          15,038                  13,296
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $13,917                 $23,662
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

                                     4 of 9

                           RPC, INC. AND SUBSIDIARIES




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

     In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Registrant as of June 30, 1995, the results of operations for the quarter and six months then ended and the changes in cash flows for the six months then ended.

2. Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.

3. The results of operations for the quarter and the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                                     5 of 9

                           RPC, INC. AND SUBSIDIARIES



                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1994


Revenue for the second quarter ended June 30, 1995 was $44,576,000 compared with $39,871,000 for the quarter ended June 30, 1994 and $42,220,000 for the previous quarter ended March 31, 1995. Revenue for the quarter ended June 30, 1995 increased $4,705,000 or 12% from the same period one year ago and increased $2,356,000 or 6% from the quarter ended March 31, 1995. The oil and gas services segment revenue of $18,779,000 increased 9% from last year's second quarter in spite of a decrease in the average U.S. rig count and the price of natural gas. This was because of a strong performance by the service lines which are less dependent on drilling activity. The oil and gas services segment's revenue decreased 6% from the quarter ended March 31, 1995. The boat manufacturing segment revenue for the quarter ended June 30, 1995 of $23,418,000 increased 16% from last year's second quarter of $20,224,000 due to an increase in average sales price. This was caused by sales of the larger models in all boat lines combined with the impact of price increases. The boat manufacturing segment revenue increased 21% from the quarter ended March 31, 1995 as a result of a normal seasonal upturn. Boat sales for the second half of 1995 are not anticipated to keep pace with the record levels of the first half of the year.

Net income for the quarter ended June 30, 1995 was $2,606,000 or 18 cents per share versus net income of $2,142,000 or 15 cents per share for the quarter ended June 30, 1994 and net income of $2,567,000 or 18 cents per share for the quarter ended March 31, 1995. The increase in earnings from the same period one year ago was due to the revenue increases for both the oil and gas services and the boat manufacturing segments, as well as improved margins for both segments.

                                     6 of 9

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2.  CONT'D


SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1994

Revenue for the six months ended June 30, 1995 increased 12% to $86,796,000 compared to $77,204,000 for the six months ended June 30, 1994. An increase of 14% occurred in the oil and gas services segment and a 13% increase occurred in the boat manufacturing segment. In the oil and gas services segment, the revenue improvement was due to the strong performance by the service lines that are less dependent on drilling activity, offset by declining oil drilling revenue. An increase in the average sales price, offset by a decrease in the number of boats sold caused the increase in revenue in the boat manufacturing segment for the first six months of 1995.

Net income for the six months ended June 30, 1995 was $5,173,000 or 36 cents per share compared to net income of $4,290,000 or 30 cents per share for the six months ended June 30, 1994. The 21% increase was due to the revenue increases for both the oil and gas services and the boat manufacturing segments, as well as improved margins for both segments.



FINANCIAL CONDITION

The Registrant's current ratio remained strong as of June 30, 1995 with current assets of $61,906,000 exceeding current liabilities of $25,306,000 by a ratio of 2.4-to-1. This compares to a current ratio of 2.5-to-1 at December 31, 1994.

Capital expenditures during the first six months of $6,397,000 included approximately $6,013,000 spent on revenue equipment and vehicles in the oil and gas services segment. The remainder was spent on various purchases for the other business segments. Funding for future capital requirements will be provided from operations.

                                     7 of 9

                           RPC, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION



ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27  -  Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 1995.

                                     8 of 9

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              RPC, INC.


                              /s/ Richard A. Hubbell
                              ----------------------
Date:  August 8, 1995         Richard A. Hubbell
                              President and Chief Operating Officer



                              /s/ Debra G. Herron
                              --------------------
Date:  August 8, 1995         Debra G. Herron
                              Treasurer and Chief Financial Officer

                                     9 of 9