Form 10-Q
period 1995-09-30
RPC INC
filed 1995-11-13
CIK 742278

                      SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d)of the Securities
    Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

As of September 30, 1995, RPC, Inc. had 14,541,331 shares of common stock outstanding (excluding 68,723 treasury shares).

                                   1 of 9

                          RPC, INC. AND SUBSIDIARIES
                        PART I.  FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                         CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                    (In thousands except stock information)


                                                                      SEPTEMBER 30,           December 31,
                                                                          1995                   1994
                                                                       (UNAUDITED)             (Audited)
------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                 $18,456                $15,038
Marketable securities                                                       5,048                  6,885
Accounts receivable, net of allowance for doubtful
accounts of $7,947 and $6,300, respectively                                20,319                 20,577
Inventories, at lower of cost or market                                    11,438                 12,342
Deferred income taxes                                                       7,398                  6,811
Prepaid expenses and other current assets                                     895                  1,474
------------------------------------------------------------------------------------------------------------
Current assets                                                             63,554                 63,127
------------------------------------------------------------------------------------------------------------
Equipment and property, net                                                34,054                 28,837
Marketable securities                                                      20,643                 19,291
Goodwill, net                                                               8,079                  8,098
Deferred income taxes                                                         821                    825
Other assets                                                                1,821                  2,064
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $128,972               $122,242
============================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                           $3,794                 $5,387
Accrued payroll and related expenses                                        3,454                  3,441
Accrued insurance expenses                                                  5,687                  5,227
Accrued state, local and other taxes                                        2,891                  2,567
Federal income taxes payable                                                  231                    198
Accrued discounts                                                             502                    824
Other accrued expenses                                                      7,607                  7,656
------------------------------------------------------------------------------------------------------------
Current liabilities                                                        24,166                 25,300
------------------------------------------------------------------------------------------------------------
Long-term accrued insurance expenses                                        3,782                  3,443
------------------------------------------------------------------------------------------------------------
Total liabilities                                                          27,948                 28,743
------------------------------------------------------------------------------------------------------------
Commitments and contingencies
------------------------------------------------------------------------------------------------------------
Common stock                                                                1,461                  1,461
Capital in excess of par value                                             34,599                 34,228
Earnings retained                                                          65,189                 58,296
Common stock in treasury, at cost, 68,723 share
and 147,723 shares, respectively                                             (225)                  (486)
------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                101,024                 93,499
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $128,972               $122,242
============================================================================================================

                                    2 of 9

                        RPC, INC. AND SUBSIDIARIES

                    CONSOLIDATED  STATEMENTS  OF  INCOME
        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                    (In thousands except per share data)
                               (Unaudited)


                                      Three months ended           Nine months ended
                                        September 30,                September 30,
                                     --------------------        -----------------------
                                      1995          1994           1995          1994
---------------------------------------------------------        -----------------------
REVENUE                              $35,756       $38,561       $122,552      $115,765
----------------------------------------------------------------------------------------
Cost  of  goods  sold                 12,162        15,703         50,108        50,298
Operating  expenses                   19,039        18,970         57,660        52,541
Depreciation and amortization          1,739         1,579          5,054         4,603
Interest  income                        (551)         (411)        (1,620)       (1,048)
----------------------------------------------------------------------------------------
Income before income taxes             3,367         2,720         11,350         9,371
Income tax provision                   1,105           966          3,915         3,327
----------------------------------------------------------------------------------------
NET INCOME                            $2,262        $1,754         $7,435        $6,044
========================================================================================


EARNINGS PER SHARE                     $0.15         $0.12          $0.51         $0.42
----------------------------------------------------------------------------------------

Average shares outstanding        14,541,331    14,436,531     14,524,258    14,436,312
----------------------------------------------------------------------------------------

                                    3 of 9

                           RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                (In thousands)
                                  (Unaudited)


                                                                 Nine months ended September 30,
                                                                ---------------------------------
                                                                     1995                1994
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                               $12,818             $ 9,148
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                               (10,447)             (7,282)
Proceeds from sale of equipment and property                           983               2,413
Sale (purchase) of marketable securities                               485                (461)
Other                                                                 (511)                  0
-------------------------------------------------------------------------------------------------
Net cash (used for) investing activities                            (9,490)             (5,330)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Treasury stock issued for benefit plans                                 90                   7
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities                               90                   7
-------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                            3,418               3,825
Cash and cash equivalents at beginning of period                    15,038              13,296
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $18,456             $17,121
=================================================================================================

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

   In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Registrant as of September 30, 1995, the results of operations for the quarter and nine months then ended and the changes in cash flows for the nine months then ended.

2. Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.

3. The results of operations for the quarter and the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                                    5 of 9

                         RPC, INC. AND SUBSIDIARIES


               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

Revenue for the third quarter ended September 30, 1995 was $35,756,000 compared with $38,561,000 for the quarter ended September 30, 1994 and $44,576,000 for the previous quarter ended June 30, 1995. Revenue for the quarter ended September 30, 1995 decreased $2,805,000 or 7% from the same period one year ago and decreased $8,820,000 or 20% from the quarter ended June 30, 1995. The oil and gas services segment revenue of $20,428,000 increased 8% from last year's second quarter in spite of a decrease in the average U.S. rig count and the price of natural gas. This was primarily due to a strong performance by the service lines that are less dependent on drilling activity. Improvements in international revenue also contributed to the favorable results for the quarter. The oil and gas services segment's revenue increased 9% from the quarter ended June 30, 1995. The boat manufacturing segment revenue for the quarter ended September 30, 1995 of $12,805,000 decreased 25% from last year's third quarter of $17,034,000 due to an overall slowdown in the boating industry. The boat manufacturing segment revenue decreased 45% from the quarter ended June 30, 1995 as a result of a normal seasonal decline and the overall slowdown in the boating industry. Boat sales for the remainder of 1995 are not anticipated to keep pace with the record levels of the first half of the year.

Net income for the quarter ended September 30, 1995 was $2,262,000 or 15 cents per share versus net income of $1,754,000 or 12 cents per share for the quarter ended September 30, 1994 and net income of $2,606,000 or 18 cents per share for the quarter ended June 30, 1995. The increase in earnings from the same period one year ago was due to the revenue increase for the oil and gas services segment.

                                    6 of 9

                          RPC, INC. AND SUBSIDIARIES

                                ITEM 2.  CONT'D


NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

Revenue for the nine months ended September 30, 1995 increased 6% to $122,552,000 compared to $115,765,000 for the nine months ended September 30, 1994. An increase of 12% occurred in the oil and gas services segment and a 1% increase occurred in the boat manufacturing segment. In the oil and gas services segment, the revenue improvement was due to the strong performance by the service lines that are less dependent on drilling activity. An increase in the average sales price, offset by a decrease in the number of boats sold caused the increase in revenue in the boat manufacturing segment for the first nine months of 1995.

Net income for the nine months ended September 30, 1995 was $7,435,000 or 51 cents per share compared to net income of $6,044,000 or 42 cents per share for the nine months ended September 30, 1994. The 23% increase was due to the revenue increases for both the oil and gas services and the boat manufacturing segments, as well as improved margins for both segments.


FINANCIAL CONDITION

The Registrant's current ratio remained strong as of September 30, 1995 with current assets of $63,554,000 exceeding current liabilities of $24,166,000 by a ratio of 2.6-to-1. This compares to a current ratio of 2.5-to-1 at December 31, 1994.

Capital expenditures during the first nine months of $10,447,000 included approximately $9,998,000 spent on revenue equipment and vehicles in the oil and gas services segment. The remainder was spent on various purchases for the other business segments. Funding for future capital requirements will be provided from operations.

                                    7 of 9

                          RPC, INC. AND SUBSIDIARIES


                          PART II. OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              Exhibit 27  -  Financial Data Schedule

        (b)   Reports on Form 8-K

              No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 1995.

                                    8 of 9

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RPC, INC.


                                    /S/ RICHARD A. HUBBELL
                                    ------------------------------------------
Date: November 8, 1995              Richard A. Hubbell
                                    President and Chief Operating Officer


                                    /S/ DEBRA G. HERRON
                                    ------------------------------------------
Date: November 8, 1995              Debra G. Herron
                                    Treasurer and Chief Financial Officer

                                    9 of 9