Form 10-K405
period 1995-12-31
RPC INC
filed 1996-03-18
CIK 742278

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

/x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

/x/ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission File No. 1-8726

                                    RPC, INC.

          DELAWARE                                     58-1550825
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                2170 Piedmont Road, N.E., Atlanta, Georgia  30324
                        Telephone Number--(404) 888-2950


           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:          Name of each exchange on which registered:
COMMON STOCK, $0.10 PAR VALUE                THE NEW YORK STOCK EXCHANGE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x    No
                                       ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of February 29, 1996, RPC, Inc. had 14,544,508 shares of common stock outstanding (excluding 65,546 treasury shares), and the aggregate market value of this stock (based on the closing price on The New York Stock Exchange of $9.50 per share) held by nonaffiliates was $51,671,000.

                      Documents Incorporated by Reference:

Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 13.

PART I

ITEM 1.   BUSINESS

PRINCIPAL PRODUCTS AND SERVICES

     RPC, Inc. ("RPC") was incorporated in the state of Delaware on January 20, 1984. RPC has two major business segments: boat manufacturing and oil and gas services.
     At the 1995 Annual Meeting of Stockholders, stockholders approved an amendment to the Articles of Incorporation changing the company's name from RPC Energy Services, Inc. to RPC, Inc. This change was made because the words "Energy Services" no longer accurately describe the business conducted by RPC.

BOAT MANUFACTURING

     Chaparral Boats, Inc. ("Chaparral"), a wholly owned subsidiary of RPC, sells 4 lines of powerboats to a nationwide network of independent dealers. These lines consist of 2 different runabout lines, a deckboat line, and a cruiser line. New models are introduced at the end of each summer. Operations are seasonal in nature with the second quarter recording the highest sales volume for the year. This business segment contributed 44 percent of RPC's consolidated revenue in 1995, 46 percent in 1994, and 38 percent in 1993. Research and development activities, totaling $1,559,000 in 1995, $1,514,000 in 1994, and $1,152,000 in 1993, were necessary to generate new product innovations.

OIL AND GAS SERVICES

     The oil and gas services segment provides a variety of services, equipment, and personnel to the oil and gas industry. Service locations include Belle Chasse, Houma, Lafayette, Venice, Lake Charles, Fourchon, and Morgan City, Louisiana; Alice, Corpus Christi, Houston, Longview, and Odessa, Texas; Elk City, Woodward, Lindsay, and McAlester, Oklahoma; Farmington, New Mexico; and Rock Springs, Wyoming. The oil and gas services business is not generally seasonal. However, severe weather conditions will increase the demand for oil and natural gas, which generally results in an increase in the demand for our services. There were no material expenditures for research and development in this business segment.

     The services provided by the oil and gas services segment of RPC include the following:

OIL FIELD SERVICES

     Cudd Pressure Control, Inc., a wholly owned subsidiary of RPC, provides a wide range of well services throughout the southwestern United States and other countries. These oil field services include coiled tubing, snubbing, nitrogen pumping, wireline, marine, and well control. This portion of the business segment contributed 29 percent of RPC's consolidated revenue in 1995, 26 percent in 1994, and 29 percent in 1993.

EQUIPMENT RENTAL SERVICES

     Patterson Services, Inc., a wholly owned subsidiary of RPC, offers specialized tools and equipment on a rental basis. These include drill pipe, drill collars, tubing, and blowout preventors. In addition, Patterson Services provides experienced personnel both to install and remove customer-owned casing at well sites and to operate company-owned diesel-driven hammers and welding machines used to weld and drive pipe into the ground. On average, approximately 19 percent of rental equipment was rented on a daily basis in 1995 and 20 percent in 1994. In the rental business, maximum capacity is approximately 50 percent due to transportation, inspection, and cleaning requirements. The decreased level of activity in the oil and gas industry as a whole has caused utilization rates to remain below the 50 percent level. This portion of the business segment contributed 12 percent of RPC's consolidated revenue in 1995, 14 percent in 1994, and 17 percent in 1993.

TRANSPORTATION SERVICES

     Patterson Truck Line, Inc., a wholly owned subsidiary of RPC, offers line haul services on a 24-hour basis to customers primarily in Louisiana and Texas. Line haul operations involve transportation of oil field pipe and equipment as well as nonoil field liquid and dry bulk commodities.

STORAGE AND INSPECTION SERVICES

     Patterson Tubular Services, Inc. ("PTS"), a wholly owned subsidiary of RPC, performs tubular inspection and stores and inventories pipe using an on-line computerized inventory system. Waterfront dock facilities enable PTS to service a wide variety of offshore and inland vessels.
     In January 1996, PTS opened a state-of-the-art internal pipe coating facility in Channelview, Texas. The plant uses CERAM-KOTE 54-Registered Trademark-, a high-performance ceramic-epoxy coating system, which gives pipe more abrasion and corrosion protection than was previously available in the oil field.
     Neither business segment is significantly affected by the availability of raw materials or the existence of licenses, patents, and trademarks.

CUSTOMERS

     RPC's business is not dependent on any one customer, but on a variety of customers in both major industry segments. No one customer accounts for more than 10 percent of consolidated revenue.
     The oil and gas services segment provides services to drilling contractors, oil field supply stores and service companies, major oil and gas producers, and independent exploration companies. Sales are generated by RPC's sales force and from customer referrals. RPC has no written contracts of a material nature with any of its oil and gas services segment customers. Also, there is no material sales backlog due to the short-term nature of the rental and services industry.
     The boat manufacturing segment produces 4 lines of boats with distribution to a nationwide network of independent dealers. Sales to these dealers are generated by a 5-person sales force. A 5-year boat structure warranty is provided for boats, beginning in the 1992 model year. These warranty terms, though, have no material impact on working capital. Although production is scheduled from orders placed by dealers, these are not firm orders and are frequently changed or canceled. As a result, there is not an amount in this segment identified as backlog.

COMPETITION

     There are many companies that compete with RPC's subsidiaries in each segment, some of which are larger and have been established in the industries for longer periods of time.
     In the oil and gas services segment, the relatively low level of drilling activities has resulted in intense competition and has historically led to substantial price reductions for services offered. Industry conditions will continue to be influenced by such factors as weather, economic and political conditions, as well as worldwide demand for, and prices of, oil and natural gas. The notable competitive factors in this segment are quality, availability, and price of equipment and service. This segment's predominant markets are the Gulf of Mexico, the southwestern United States, and Algeria.
     Boat manufacturing competition comes from small independent companies as well as large vertically integrated public companies that have both engine and boat manufacturing subsidiaries. Major markets include the southeastern and Gulf states, the northeastern states, and California. The sources of competition in this industry are the quality of materials, the quality of the construction process, the design features, and the selling prices. Selling prices are set by management and vary from dealer to dealer based upon volume. The sales prices of Chaparral's boats are similar to equivalent competitors' models.

EMPLOYEES

     At December 31, 1995, RPC employed 1,367 persons.

ENVIRONMENTAL CONSIDERATIONS

     The capital expenditures, earnings, and competitive position of RPC are not materially affected by compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Information about RPC's operations by segment, as well as financial information about foreign and domestic operations for the 3 years ended December 31, 1995, is set forth in Note 8 on page 19.

ITEM 2.   PROPERTIES

     RPC owns or leases 43 offices and operating facilities. Considered individually, the only facility that represents a materially important physical property is the boat manufacturing plant in Nashville, Georgia. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities are as follows:

OWNED LOCATIONS

Houston, Texas--Pipe storage terminal, and inspection shed, and pipe coating facility
Nashville, Georgia--Boat manufacturing facility
Irving, Texas--Crane fabrication plant
Houma, Louisiana--Administrative office

LEASED LOCATIONS

Morgan City, Louisiana--Pipe storage terminal and inspection shed
Expiration date of lease: January 31, 2002

ITEM 3.   LEGAL PROCEEDINGS

     RPC is involved in various legal proceedings encountered in the ordinary
course of business.   In the opinion of management, any judgment or settlement
arising from these proceedings will not, individually or in the aggregate, have a material adverse effect on its business or its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Each of the executive officers of RPC was elected by the Board of Directors to serve until the Board of Directors' meeting immediately following the next annual meeting of stockholders or until his or her earlier removal by the Board of Directors or his or her resignation. The following table lists the executive officers of RPC and their ages, offices, and terms of office with RPC.

NAME AND OFFICE                                             DATE FIRST
WITH REGISTRANT                    AGE                   ELECTED TO OFFICE

R. Randall Rollins                 64
Chairman of the Board                                          1/24/84
Chief Executive Officer

Richard A. Hubbell                 51
President                                                      1/27/87
Chief Operating Officer

Bobby Joe Cudd                     66
Executive Vice President                                       1/24/84

James A. Lane, Jr.                 53
Executive Vice President                                       1/27/87

William S. Pegg                    53
Executive Vice President                                       1/27/87

Linda H. Graham                    59
Vice President                                                 1/27/87
Secretary

Debra G. Herron                    37
Chief Financial Officer                                        1/24/90
Treasurer                                                      1/27/87

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     RPC common stock is listed for trading on the New York Stock Exchange under the symbol RES. At the close of business on December 31, 1995, there were 1,530 holders of record of common stock. Prices of RPC's common stock for the years ended December 31, 1995 and 1994, were as follows:

-----------------------------------------------------------------
                        1995                        1994
-----------------------------------------------------------------
-----------------------------------------------------------------
Quarter           High          Low           High          Low
-----------------------------------------------------------------
First           $ 7.875       $ 6.750       $ 9.000       $ 7.875
Second            9.250         7.125         8.500         7.875
Third             9.125         7.500         8.250         7.125
Fourth            9.625         7.500         8.500         6.250
-----------------------------------------------------------------
-----------------------------------------------------------------

ITEM 6.   SELECTED FINANCIAL DATA

     RPC has not paid dividends on its common stock in the two most recent years.

--------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES (IN THOUSANDS EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

                                                              1995          1994          1993          1992         1991
-------------------------------------------------------------------------------------------------------------------------
OPERATIONS SUMMARY
Revenue                                                  $ 161,379     $ 155,765     $ 123,481     $ 100,731     $ 97,339
Net costs and expenses                                     145,228       142,583       113,534        95,276       89,040
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary
  credit, and cumulative effect of accounting change        16,151        13,182         9,947         5,455        8,299
Income tax provision                                         5,396         4,404         3,270         2,116        2,979
-------------------------------------------------------------------------------------------------------------------------
Income before extraordinary credit and
  cumulative effect of accounting change                 $  10,755     $   8,778     $   6,677     $   3,339     $  5,320
Extraordinary credit - utilization
  of loss carryforward                                          --            --            --           765        2,822
Cumulative effect of a change in
  accounting for income taxes                                   --            --           150            --           --
-------------------------------------------------------------------------------------------------------------------------
Net income                                               $  10,755     $   8,778     $   6,827     $   4,104     $  8,142
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Earnings per share:
  Before extraordinary credit
   and accounting change                                 $     .74     $     .61     $     .46     $     .23     $    .37
  After extraordinary credit
   and accounting change                                 $     .74     $     .61     $     .47     $     .28     $    .57
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES                                     $  15,529     $  10,618     $   6,630     $   9,406     $  5,123
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets                                             $ 132,656     $ 122,242     $ 109,992     $ 102,889     $ 97,350
Working capital                                             41,943        37,827        33,943        32,965       38,991
Stockholders' equity                                       104,361        93,499        84,614        77,710       73,602
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED

     RPC's revenue and net income both increased in 1995. This was RPC's eighth consecutive year of profitable operations. The oil and gas services segment experienced a 31 percent increase in operating profit in 1995, in spite of unfavorable trends in the price of natural gas and the average U.S. rig count. This was due primarily to a strong performance by the service lines in this segment that are less dependent on drilling activity. Improvement in international operations also had a significant impact on results.

     The boat manufacturing segment recorded only a 3 percent increase in operating profit due to an overall slowdown in the boating industry offset by an increase in sales of the larger models in all boat lines, most notably in the SS line of family runabouts. There was a slight increase in margins and market share in spite of continued price competition in this segment.

     Consolidated revenue increased 4 percent in 1995 to $161,379,000 compared to $155,765,000 in 1994. Revenue in 1994 was 26 percent higher than 1993 revenue of $123,481,000.

     Income before income taxes and accounting change was $16,151,000 in 1995, $13,182,000 in 1994, and $9,947,000 in 1993. This represented an increase of $2,969,000 or 23 percent in 1995 and an increase of $3,235,000 or 33 percent in 1994.

     Consolidated net income was $10,755,000 or 74 cents per share in 1995 compared to $8,778,000 or 61 cents per share in 1994. The net income in 1993 was $6,827,000 or 47 cents per share. This represented an increase of $1,977,000 or 23 percent in 1995 and an increase of $1,951,000 or 29 percent in 1994.

OPERATING SEGMENTS--REVENUE

     The oil and gas services segment contributed $79,943,000 or 50 percent of total 1995 revenue. Revenue was $73,098,000 in 1994 and $67,099,000 in 1993. The
9 percent increase in 1995 can be attributed to a number of factors. Even though the average U.S. rig count (including both oil and natural gas wells)decreased, domestic revenue increased due to Cudd Pressure Control's workover programs and Patterson Truck Line's commodities hauling, which are not dependent on drilling activity. Also, international operations continued to grow. Most of the revenue increase in this segment was from higher volume; no significant price increases occurred.

     The revenue increase of 9 percent in 1994 was due to the rise of natural gas prices that began in early 1993 and peaked in the first quarter of 1994. This resulted in increased production and drilling in the Gulf of Mexico, the most significant market for the oil and gas services segment. Also, Patterson Truck Line increased its line haul fleet to meet the demand of its customers. Most of the revenue increase was from higher volume; no significant price increases occurred.

     The boat manufacturing segment reported a 3 percent or $2,011,000 decrease in revenue from $72,229,000 in 1994 to $70,218,000 in 1995. Revenue for 1993
was $47,372,000.

     The total number of boats sold by Chaparral in 1995 decreased 15 percent due to high dealer inventory of prior year models. This resulted in lower production levels of the new models, especially during the second half of 1995. However, the SS line of family runabouts, introduced in 1993, and the Sunesta, the deckboat line introduced in 1992, continued to be very popular. The average price of boats sold in 1995 increased 13 percent due to price increases and an increase in sales of larger models. These price increases, which ranged between 6 and 7 percent, were the result of higher material costs and upgrades of model features.

     The 52 percent revenue increase for Chaparral in 1994 resulted from the 50 percent increase in the number of boats sold. This was due to an improvement in the boating industry combined with a strong, favorable reaction to several of the newer models, most notably the SS line of family runabouts. There was a price increase in July 1994 that averaged between 2 and 3 percent as a result of higher material costs.

EXPENSES

     Cost of goods sold for the boat manufacturing segment was $55,826,000 in 1995 compared with $57,594,000 in 1994 and $38,032,000 in 1993. This represents a decrease of $1,768,000 or 3 percent in 1995, which is the same as the decrease in revenue. As a percent of revenue, cost of goods sold for this segment was 80 percent in 1995, 1994, and 1993. The remaining cost of goods sold was incurred by other subsidiaries.

     Consolidated operating expenses were $76,412,000 in 1995, $71,965,000 in 1994, and $65,408,000 in 1993. Expenses were 6 percent higher in 1995 than in 1994 because operating expenses were incurred primarily in the oil and gas services segment, where revenue increased 9 percent.

     The oil and gas services segment's operating expenses were $62,622,000 or 78 percent of this segment's revenue in 1995. Operating expenses were $59,055,000 or 81 percent of this segment's revenue in 1994 and $55,099,000 or 82 percent of this segment's revenue in 1993. Operating expenses as a percent of revenue decreased 3 percentage points between 1994 and 1995. The boat manufacturing segment's operating expenses were $6,527,000 which as a percent of revenue was a 1 percentage point decrease from 1994.

     The portion of depreciation and amortization not included in cost of goods sold was $6,843,000 in 1995, $6,215,000 in 1994, and $5,778,000 in 1993. The
majority of this expense represents oil and gas services segment depreciation of $5,961,000 in 1995, $5,369,000 in 1994, and $4,913,000 in 1993. The 1995
increase of $592,000 or 11 percent is due to operating equipment purchases by Cudd Pressure Control. Chaparral's depreciation expense for production equipment is a component of cost of goods sold, so this category includes only amortization of goodwill and depreciation of nonproduction assets. Chaparral's depreciation and amortization was $769,000 for 1995, $781,000 for 1994, and $806,000 for 1993. Amortization of goodwill was $709,000 in 1995 and $684,000 in 1994 and 1993.

     Interest income was $2,181,000 in 1995, $1,489,000 in 1994, and $1,462,000
in 1993. Even though total cash and marketable securities only increased from $41,214,000 at December 31, 1994, to $41,874,000 at December 31, 1995, interest income increased $692,000 or 46 percent in 1995 due to higher investment returns this year.

FINANCIAL CONDITION

     At the end of 1995, RPC's cash and cash equivalents and short-term marketable securities increased $671,000 to $22,594,000. Cash provided by operating activities was $13,727,000 compared to $12,344,000 in 1994. Accounts receivable were $20,802,000 at December 31, 1995, compared to $20,577,000 at December 31, 1994, an increase of $225,000. Inventories were $2,103,000 higher than the prior year mainly due to raw materials purchases made in December in the boat manufacturing segment before 1996 vendor price increases occurred.

     During 1995, current assets increased $3,803,000 while current liabilities decreased $313,000, a combined increase in working capital of $4,116,000. Working capital at December 31, 1995, was $41,943,000 compared to $37,827,000 in the prior year. The current ratio remained strong at the end of 1995 with a ratio of 2.7-to-1, increasing slightly from the 1994 ratio of 2.5-to-1. The 1993 current ratio was 2.6-to-1.

     Capital expenditures for 1995 were $15,529,000, an increase of $4,911,000 from $10,618,000 in 1994. $14,726,000 of these expenditures were in the oil and gas services segment for revenue-producing equipment. Capital expenditures in 1994 were $8,645,000 for the oil and gas services segment. Part of the increase between 1994 and 1995 was due to the construction cost of the pipe coating facility in Houston.

          RPC expects that funding for future capital requirements will be provided by cash flows from operations.


BALANCE   ---------------------------------------------------------------------
SHEETS    RPC, INC. AND SUBSIDIARIES (IN THOUSANDS EXCEPT STOCK INFORMATION)
          ---------------------------------------------------------------------
          At December 31,                                    1995         1994
          ---------------------------------------------------------------------

          ASSETS
          Cash and cash equivalents                    $   18,126   $   15,038
          Marketable securities                             4,468        6,885
          Accounts receivable, net                         20,802       20,577
          Inventories                                      14,445       12,342
          Deferred income taxes                             7,241        6,811
          Prepaid expenses and other current assets         1,848        1,474
          ---------------------------------------------------------------------
          Current assets                                   66,930       63,127
          ---------------------------------------------------------------------
          Equipment and property, net                      36,225       28,837
          Marketable securities                            19,280       19,291
          Goodwill, net of accumulated amortization
            of $6,297 in 1995 and $5,588 in 1994            7,900        8,098
          Deferred income taxes                               714          825
          Other assets                                      1,607        2,064
          ---------------------------------------------------------------------
          Total assets                                 $  132,656   $  122,242
          ---------------------------------------------------------------------

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Accounts payable                             $    5,035   $    5,387
          Accrued payroll and related expenses              3,899        3,441
          Accrued insurance expenses                        5,039        5,227
          Accrued state, local, and other taxes             2,315        2,567
          Federal income taxes payable                         38          198
          Accrued discounts                                   635          824
          Other accrued expenses                            8,026        7,656
          ---------------------------------------------------------------------
          Current liabilities                              24,987       25,300
          ---------------------------------------------------------------------
          Long-term accrued insurance expenses              3,308        3,443
          ---------------------------------------------------------------------
          Total liabilities                                28,295       28,743
          ---------------------------------------------------------------------
          Commitments and contingencies
          ---------------------------------------------------------------------
          Common stock, $.10 par value, 35,000,000 shares
            authorized, 14,610,054 shares issued            1,461        1,461
          Capital in excess of par value                   34,599       34,228
          Earnings retained                                68,526       58,296
          Common stock in treasury, at cost, 68,723
            shares in 1995, 147,723 shares in 1994           (225)        (486)
          ---------------------------------------------------------------------
          Total stockholders' equity                      104,361       93,499
          ---------------------------------------------------------------------
          Total liabilities and stockholders' equity   $  132,656  $   122,242
          ---------------------------------------------------------------------

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


----------------------------------------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES (IN THOUSANDS EXCEPT PER SHARE DATA)                                                   STATEMENTS OF
----------------------------------------------------------------------------------------------------------------         INCOME
Years ended December 31,                                                    1995           1994           1993
----------------------------------------------------------------------------------------------------------------

REVENUE                                                               $  161,379     $  155,765     $  123,481
----------------------------------------------------------------------------------------------------------------
Cost of goods sold                                                        64,154         65,892         43,810
Operating expenses                                                        76,412         71,965         65,408
Depreciation and amortization                                              6,843          6,215          5,778
Interest income                                                           (2,181)        (1,489)        (1,462)
----------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of accounting change                                             16,151         13,182          9,947
Income tax provision                                                       5,396          4,404          3,270
----------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                      10,755          8,778          6,677
Cumulative effect of a change in accounting
  for income taxes                                                            --             --            150
----------------------------------------------------------------------------------------------------------------
Net income                                                            $   10,755     $    8,778     $    6,827
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
Before accounting change                                              $      .74     $      .61     $      .46
----------------------------------------------------------------------------------------------------------------
After accounting change                                               $      .74     $      .61     $      .47
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES (IN THOUSANDS)                                                                         STATEMENTS OF
----------------------------------------------------------------------------------------------------------------  STOCKHOLDERS'
Years ended December 31,                                                    1995           1994           1993           EQUITY
----------------------------------------------------------------------------------------------------------------

COMMON STOCK
Balance at beginning and end of year                                  $    1,461     $    1,461     $    1,461
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of year                                          $   34,228     $   34,228     $   34,228
Stock issued for benefit plans                                               371             --             --
----------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $   34,599     $   34,228     $   34,228
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
EARNINGS RETAINED
Balance at beginning of year                                          $   58,296     $   49,518     $   42,691
Net income                                                                10,755          8,778          6,827
Stock issued for benefit plans, net                                         (525)            --             --
----------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $   68,526     $   58,296     $   49,518
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
TREASURY STOCK
Balance at beginning of year                                           $     486     $      593     $      670
Stock issued for benefit plans                                              (261)          (107)           (77)
----------------------------------------------------------------------------------------------------------------
Balance at end of year                                                 $     225     $      486     $      593
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


STATEMENTS OF  RPC, INC. AND SUBSIDIARIES (IN THOUSANDS)
CASH FLOWS     -------------------------------------------------------------------------------------------------
               Years ended December 31,                                     1995           1994           1993
               -------------------------------------------------------------------------------------------------

               OPERATING ACTIVITIES
               Net income                                             $   10,755     $    8,778      $   6,827
               Noncash charges (credits) to earnings
                    Depreciation and amortization                          7,474          6,679          6,164
                    (Gain) on sale of equipment and property              (1,383)        (1,517)        (1,297)
                    (Increase) decrease in deferred income taxes            (319)        (1,744)           (71)
               (Increases) decreases in assets:
                    Accounts receivable                                     (225)        (2,619)        (2,021)
                    Inventories                                           (2,103)        (2,106)          (391)
                    Prepaid expenses and other current assets               (374)         2,073         (1,731)
                    Other noncurrent assets                                  457           (565)           928
               Increases (decreases) in liabilities:
                    Accounts payable                                        (352)         1,390           (521)
                    Accrued payroll and related expenses                     458            924            228
                    Insurance expenses                                      (323)           (73)           716
                    Other accrued expenses                                  (231)         1,124           (224)
               -------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                  13,834         12,344          8,607
               -------------------------------------------------------------------------------------------------

               INVESTING ACTIVITIES
               Capital expenditures                                      (15,529)       (10,618)        (6,630)
               Proceeds from sale of equipment and property                2,866          2,684          1,804
               Net sale (purchase) of marketable securities                2,428         (2,775)        (2,843)
               Other                                                        (511)            --             --
               -------------------------------------------------------------------------------------------------
               Net cash (used for) investing activities                  (10,746)       (10,709)        (7,669)
               -------------------------------------------------------------------------------------------------

               FINANCING ACTIVITIES
               Cash received upon exercise of stock options                   --            107             77
               -------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                      --            107             77
               -------------------------------------------------------------------------------------------------
               Net increase in cash and cash equivalents                   3,088          1,742          1,015
               Cash and cash equivalents at beginning of year             15,038         13,296         12,281
               -------------------------------------------------------------------------------------------------
               Cash and cash equivalents at end of year               $   18,126     $   15,038     $   13,296
               -------------------------------------------------------------------------------------------------
               -------------------------------------------------------------------------------------------------


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTES TO FINANCIAL STATEMENTS

RPC, INC. AND SUBSIDIARIES
Years ended December 31, 1995, 1994, and 1993

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of RPC, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

NATURE OF OPERATIONS--RPC is principally engaged in two businesses: providing a variety of services, equipment, and personnel to the oil and gas industry and the manufacture of powerboats. The principal markets for the oil and gas services segment are domestic customers comprised of drilling contractors, oil field supply stores and service companies, major oil and gas producers, and independent exploration companies. The boat manufacturing segment distributes boats to a nationwide network of independent dealers.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE--Revenue is recognized at the time services are performed or goods are delivered.

CASH EQUIVALENTS--Highly liquid investments with original maturities of 3 months or less are considered to be cash equivalents.

MARKETABLE SECURITIES--Effective January 1, 1994, RPC adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, RPC determined that marketable securities should be classified as either "trading" or "available-for-sale," which require reporting at fair value on the balance sheet. Any unrealized gains and losses on trading securities are included in earnings. For available-for-sale securities, any unrealized gains and losses are excluded from earnings and reported in a separate component of stockholders' equity. As of December 31, 1995, the difference between fair value and cost for both classifications was not material.

     Investments with original maturities between 3 and 12 months are considered to be current marketable securities. Investments with original maturities greater than 12 months are considered to be noncurrent marketable securities.

INVENTORIES--Inventories are recorded at the lower of cost (first-in, first-out basis) or market value.

EQUIPMENT AND PROPERTY--Depreciation is provided principally on a straight-line basis over the estimated useful lives of assets. Annual provisions for depreciation are computed using the following useful lives: operating equipment and property, 5 to 10 years; buildings and leasehold improvements, 15 to 30 years; furniture and fixtures, 5 to 7 years; and vehicles, 3 to 5 years. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. Expenditures for additions, major renewals, and betterments are capitalized. Depreciation expense on production equipment in the manufacturing businesses is included in the "cost of goods sold" caption in the income statement. All other depreciation is included in the "depreciation and amortization" caption.

GOODWILL--Goodwill represents the excess of the purchase price over the fair value of net assets of a business acquired. Goodwill is presented net of accumulated amortization and is amortized using the straight-line method over a period not exceeding 20 years.

INSURANCE EXPENSES-RPC self-insures, up to specified limits, certain risks related to general liability, product liability, workers' compensation, and vehicle liability. The estimated cost of claims under the self-insurance program is accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. The noncurrent portion of these estimated outstanding claims is classified as long-term accrued insurance expenses.

INCOME TAXES-Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." See Note 5.

EARNINGS PER SHARE-Earnings per share have been calculated based on weighted average shares outstanding of 14,528,561 for 1995, 14,442,852 for 1994, and 14,416,932 for 1993. Stock options outstanding do not have a material dilutive effect.

NOTE 2: ACCOUNTS RECEIVABLE

     Accounts receivable, net, at December 31, 1995 of $20,802,000 and at December 31, 1994 of $20,577,000 are net allowances for doubtful accounts of $4,205,000 in 1995 and $6,300,000 in 1994.

NOTE 3: INVENTORIES

     Inventories are recorded at the lower of cost (first-in, first-out basis) or market value and are detailed as follows:


-------------------------------------------------------------------
December 31,                                  1995           1994
-------------------------------------------------------------------
                                                 (in thousands)
Raw materials and supplies               $   8,478      $   7,071
Work in process                              1,586            845
Finished goods                               4,381          4,426
-------------------------------------------------------------------
Total inventories                        $  14,445      $  12,342
-------------------------------------------------------------------
-------------------------------------------------------------------

NOTE 4: EQUIPMENT AND PROPERTY

Equipment and property are presented at cost net of accumulated depreciation and are detailed as follows:

-------------------------------------------------------------------
December 31,                                  1995           1994
-------------------------------------------------------------------
                                                 (in thousands)
Operating equipment
  and property                           $ 146,781      $ 141,501
Buildings                                   12,476         12,005
Furniture and fixtures                       3,500          3,471
Vehicles                                    12,878         10,964
Land                                         4,806          4,806
-------------------------------------------------------------------
Gross equipment and property               180,441        172,747
Less:  accumulated depreciation            144,216        143,910
-------------------------------------------------------------------
Net equipment and property               $  36,225      $  28,837
-------------------------------------------------------------------
-------------------------------------------------------------------

NOTE 5: INCOME TAXES

     The following table lists the components of the provision for income taxes:


-----------------------------------------------------------------------------
December 31,                             1995           1994           1993
-----------------------------------------------------------------------------
                                                   (in thousands)
Current:
  Federal                             $ 5,475        $ 5,879        $ 3,031
  State                                   240            269            161
Deferred                                 (319)        (1,744)            78
-----------------------------------------------------------------------------
Total income tax provision            $ 5,396        $ 4,404        $ 3,270
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     In 1993, RPC adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. These differences are more inclusive in nature than differences determined under previously applicable accounting principles. The cumulative effect of the change in the method of accounting for income taxes attributable to years prior to 1993 was an increase in net income of $150,000.

A reconciliation between the federal statutory rate and RPC's effective tax rate is as follows:


-----------------------------------------------------------------------------
December 31,                             1995           1994           1993
-----------------------------------------------------------------------------
Federal statutory rate                   34.6 %         34.2 %         34.0 %
State income taxes                        1.5            2.0            1.6
Other                                    (2.7)          (2.8)          (2.7)
-----------------------------------------------------------------------------
Effective tax rate                       33.4 %         33.4 %         32.9 %
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

The components of the net deferred tax assets are as follows:


--------------------------------------------------------------
December 31,                             1995           1994
--------------------------------------------------------------
                                            (in thousands)
Current deferred tax asset:
     Self-insurance reserves          $ 1,689        $ 1,790
     Bad debt reserves                  2,789          2,152
     State, local, and other taxes        635            723
     Payroll accruals                     557            536
     Warranty reserves                    427            425
     All others                         1,144          1,185
     Valuation allowance                   --             --
--------------------------------------------------------------
Total current deferred tax asset      $ 7,241        $ 6,811
--------------------------------------------------------------
--------------------------------------------------------------

Noncurrent deferred tax asset:
     Self-insurance reserves          $ 1,125        $ 1,171
     Depreciation                        (448)          (371)
     All others                            37             25
     Valuation allowance                   --             --
--------------------------------------------------------------
Total noncurrent deferred tax asset   $   714        $   825
--------------------------------------------------------------
--------------------------------------------------------------

     Total income tax payments were $5,511,000 in 1995, $5,494,000 in 1994, and $3,857,000 in 1993.


NOTE 6: COMMITMENTS AND CONTINGENCIES

     Minimum annual rentals, principally for noncancelable real estate and truck leases with terms in excess of one year, in effect at December 31, 1995, are summarized in the accompanying table.

------------------------------------------------------------------
     Year                                             Amount
------------------------------------------------------------------
                                                  (in thousands)
     1996                                            $   710
     1997                                                596
     1998                                                501
     1999                                                329
     2000                                                186
     2001-2005                                            67
------------------------------------------------------------------
Total rental commitments                             $ 2,389
------------------------------------------------------------------
------------------------------------------------------------------

     Total rental expense charged to operations was $2,418,000 in 1995, $2,002,000 in 1994, and $1,664,000 in 1993.

     RPC is a defendant in a number of lawsuits which allege that plaintiffs have been damaged as a result of the rendering of services by RPC personnel and equipment, in vehicle accidents, or from the use of RPC's products. RPC is vigorously contesting these actions. Management is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position or results of operations or liquidity of RPC.

     To assist dealers in obtaining financing for the purchase of its boats, Chaparral has entered into agreements with various dealers and financing institutions to guarantee varying amounts of the dealers' purchase debt obligations. Chaparral's obligation under its guarantee becomes effective in the case of default in payments by the dealer. The agreements provide for the return of all repossessed boats to Chaparral in new condition, in exchange for Chaparral's assumption of the unpaid debt obligation on those boats. As of December 31, 1995, guarantees outstanding totaled $3,398,000.

NOTE 7: EMPLOYEE BENEFIT PLANS

     RPC has a tax-qualified defined benefit, noncontributory, trusteed retirement income plan which covers substantially all employees with at least one year of service. Benefits are based on an employee's years of service and compensation near retirement. RPC has the right to terminate or modify the plan at any time.

     Total retirement plan cost was $135,000 in 1995 and $95,000 in 1994. Plan income was $52,000 in 1993. The following table details the components:

-----------------------------------------------------------------------------
December 31,                             1995           1994           1993
-----------------------------------------------------------------------------
                                                   (in thousands)
Services cost for benefits
     earned during the period         $   429        $   482        $   422
Interest cost on projected
     benefit obligation                   907            842            763
Actual (return) loss on
     plan assets                       (2,817)            68           (977)
Net amortization and deferral           1,616         (1,297)          (260)
-----------------------------------------------------------------------------
Total pension cost (income)           $   135        $    95        $   (52)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     RPC's funding policy is to contribute to the plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. No contributions were required in 1995, 1994, or 1993. The funded status of the pension plan was as follows:


--------------------------------------------------------------
December 31,                             1995           1994
--------------------------------------------------------------
                                            (in thousands)

Actuarial present value of:
     Vested benefits                 $ 10,416       $  8,561
     Nonvested benefits                   431            427
--------------------------------------------------------------
Accumulated benefit obligation         10,847          8,988
Effect of projected future
     compensation increases             1,875          1,401
--------------------------------------------------------------
Projected benefit obligation           12,722         10,389
Plan assets at fair value              13,543         11,187
--------------------------------------------------------------
Plan assets in excess of
     projected benefit obligation         821            798
Unrecognized net losses                   898          1,249
Unrecognized net transition
     assets                            (1,252)        (1,445)
--------------------------------------------------------------
Prepaid pension cost                 $    467       $    602
--------------------------------------------------------------
--------------------------------------------------------------

     In 1995, the projected benefit obligation was calculated using a discount rate of 7.5 percent, and in 1994 a rate of 8.5 percent was used. In 1995, a 5.0 percent annual rate of increase in future compensation levels was used compared to a 1994 rate of 5.5 percent. Plan assets are invested in a diversified portfolio that consists of equity and debt securities, including U.S. government obligations. The expected long-term rate of return on plan assets is 9.5 percent.

     RPC sponsors a deferred compensation 401(k) plan that is available to substantially all full-time employees with more than 6 months of service. This plan allows employees to make tax-deferred contributions of up to 15 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. RPC matches 40 percent of each employee's contributions up to 3 percent of the employee's compensation. Employees vest in the RPC contributions after five years of service. The charges to expense for RPC's contributions were $238,000 in 1995, $193,900 in 1994, and $181,000 in
1993.

     RPC has an Employee Incentive Stock Option Plan (the "1984 Plan") under which 500,000 shares of common stock were reserved for issuance upon the exercise of options granted under this plan. The 1984 Plan expired in October 1994. There were options outstanding to purchase 259,588 shares as of December 31, 1995, 265,588 shares as of December 31, 1994, and 295,388 as of December 31, 1993. The weighted average exercise price at December 31, 1995, was $4.70. All of these options are currently exercisable.

     Options for 129,488 shares expire on January 27, 1997, 84,100 shares expire on January 24,1999, and 46,000 shares expire on January 23, 2000. During 1995, no options to purchase shares were exercised and options to purchase 6,000 shares were canceled.

On January 25, 1994, RPC adopted a new 10-year Employee Stock Incentive Plan (the "1994 Plan") under which 500,000 shares of common stock are subject to grants under various stock incentive programs. There were no grants under this plan in 1995. There were stock options outstanding to purchase 75,900 shares as of December 31, 1995, and 78,900 shares as of December 31, 1994. There were 15,180 shares exercisable as of December 31, 1995, at a price of $8.00. During 1995, no options to purchase shares were exercised and options to purchase 3,000 shares were canceled.

     There were 115,000 grant units awarded under 2 restricted stock programs of the 1994 Plan during 1994, but no additional units were granted during 1995. As of December 31, 1995, all 115,000 units were outstanding, but none were vested.

NOTE 8: BUSINESS SEGMENT INFORMATION

     Certain information with respect to RPC's business segments is set forth in the accompanying table.


-----------------------------------------------------------------------------
December 31,                             1995           1994           1993
-----------------------------------------------------------------------------
                                                   (in thousands)

REVENUE:
  Oil and gas services              $  79,943      $  73,098      $  67,099
  Boat manufacturing                   70,218         72,229         47,372
  Other                                11,218         10,438          9,010
-----------------------------------------------------------------------------
Total revenue                       $ 161,379      $ 155,765      $ 123,481
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
OPERATING INCOME(LOSS):
  Oil and gas services              $  11,360      $   8,678      $   7,087
  Boat manufacturing                    7,096          6,866          3,726
  Other                                (1,971)        (1,428)          (575)
-----------------------------------------------------------------------------
Total operating income              $  16,485      $  14,116      $  10,238
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
IDENTIFIABLE ASSETS:
  Oil and gas services              $  51,145      $  44,224      $  40,531
  Boat manufacturing                   23,019         23,601         22,138
  Other, including
    corporate assets                   58,492         54,417         47,323
-----------------------------------------------------------------------------
Total identifiable assets           $ 132,656      $ 122,242      $ 109,992
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     In 1995, RPC had revenue of $7,159,000 and an operating profit of $1,680,000 from international operations in the oil and gas services segment. In 1994, oil and gas services revenue from international operations was $4,161,000 and the operating profit was $176,000. In 1993, oil and gas services revenue from international operations was $4,365,000 and the operating loss was $1,542,000. There were $4,709,000 in identifiable assets attributable to these operations in 1995, $6,353,000 in 1994, and $6,893,000 in 1993. There were no international operations in the boat manufacturing segment.

NOTE 9: UNAUDITED QUARTERLY DATA

-----------------------------------------------------------------------------
Quarter                  First         Second          Third         Fourth
-----------------------------------------------------------------------------
                                       (in thousands except per share data)


1995
Revenue               $ 42,220       $ 44,576       $ 35,756       $ 38,827
Net income              $2,567          2,606          2,262          3,320
Earnings per
  share                    .18            .18            .15            .23

1994
Revenue               $ 37,333        $39,871       $ 38,561       $ 40,000
Net income               2,148          2,142          1,754          2,734
Earnings per
  share                    .15            .15            .12            .19
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This item is not applicable to RPC because there has been no change in or disagreements with independent auditors.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and executive officers is included in the RPC Proxy for its 1996 Annual Meeting of Stockholders, in the sections entitled "Election of Directors" and "Section 16 Compliance." This information is incorporated herein by reference. Information about executive officers is contained on page 8.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is included in the RPC Proxy for its 1996 Annual Meeting of Stockholders, in the section entitled "Executive Compensation." This information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership is included in the RPC Proxy for its 1996 Annual Meeting of Stockholders, in the sections entitled "Capital Stock" and "Election of Directors." This information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is included in the RPC Proxy for its 1996 Annual Meeting of Stockholders, in the section entitled "Certain Relationships and Related Transactions." This information is incorporated herein by reference.

Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report.


FINANCIAL STATEMENTS                                        PAGE
Balance Sheets as of December 31, 1995                         12
     and 1994
Statements of Income for the 3 years ended                     13
     December 31, 1995
Statements of Stockholders' Equity for the 3                   13
     years ended December 31, 1995
Statements of Cash Flows for the 3 years                       14
     ended December 31, 1995
Notes to Financial Statements                               15-19

SCHEDULES
Schedule II-Valuation and Qualifying Accounts                  21

EXHIBITS

EXHIBITS
NUMBER                                 DESCRIPTION
 (3)(i)(a) RPC's Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(a) to the fiscal 1992 Form 10-K.

 (3)(i)(b)  RPC's Certificate of Amendment of the Certificate of Incorporation.

 (3)(ii)    By-laws of RPC are incorporated herein by reference to Exhibit
            (3)(b) to the fiscal 1993 Form 10-K.

 (10) RPC's 1994 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A of the 1994 Proxy Statement.

 (21)       Subsidiaries of RPC.

 (23)       Consent of Arthur Andersen LLP.

 (24)       Powers of Attorney for Directors.

 (27)       Financial Data Schedule.


REPORTS ON FORM 8-K

     No reports on Form 8-K were required to be filed by RPC for the quarter ended December 31, 1995.

     Any schedules or exhibits not shown above have been omitted because they are not applicable.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


-------------------------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES (IN THOUSANDS)
-------------------------------------------------------------------------------------------------
For the years ended December 31, 1995, 1994, and 1993
-------------------------------------------------------------------------------------------------


                                          Balance at     Charged to                    Balance at
                                          Beginning      Costs and                       End of
          Description                     of Period       Expenses     Deductions*       Period
-------------------------------------------------------------------------------------------------

Year ended December 31, 1995
  Allowance for doubtful accounts           $6,300         $1,339         $3,434         $4,205
-------------------------------------------------------------------------------------------------

Year ended December 31, 1994
  Allowance for doubtful accounts           $2,279         $4,431           $410         $6,300
-------------------------------------------------------------------------------------------------


Year ended December 31, 1993
  Allowance for doubtful accounts           $1,684         $1,442           $847         $2,279
-------------------------------------------------------------------------------------------------

*DEDUCTIONS REPRESENT THE WRITE-OFF OF UNCOLLECTIBLE RECEIVABLES, NET OF RECOVERIES.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Directors and Stockholders of RPC, Inc.:


     We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPC, Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     As explained in Note 1 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ATLANTA, GEORGIA                                  Arthur Andersen LLP
MARCH 6, 1996

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RPC, INC.
                                             By:

                                             /s/ R. Randall Rollins
                                             ----------------------
                                             R. Randall Rollins
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)
                                             March 6, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        /s/ R. Randall Rollins               /s/ Debra G. Herron
        ----------------------               ----------------------
        R. Randall Rollins                   Chief Financial Officer and
        Chairman of the Board of Directors   Treasurer
        (Principal Executive Officer)        (Principal Financial and Accounting
        March 6, 1996                          Officer)
                                             March 6, 1996

     The Directors of RPC, Inc. (listed below) executed a power of attorney appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

                                             Bobby Joe Cudd, Director
                                             James A. Lane, Jr., Director
                                             Wilton Looney, Director
                                             Charles R. Patterson, Jr., Director
                                             Gary W. Rollins, Director
                                             John W. Rollins, Director
                                             Henry B. Tippie, Director
                                             James B. Williams, Director


                                             /s/ Richard A. Hubbell
                                             ----------------------
                                             Richard A. Hubbell
                                             Director and as Attorney-in-fact
                                             March 6, 1996