Form 10-Q
period 1996-03-31
RPC INC
filed 1996-05-15
CIK 742278

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


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

As of March 31, 1996, RPC, Inc. had 14,548,213 shares of common stock outstanding (excluding 61,841 treasury shares).


                                      1 of 9

                            RPC, INC. AND SUBSIDIARIES
                          PART I.  FINANCIAL INFORMATION
                           ITEM 1. FINANCIAL STATEMENTS

                            CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                     (In thousands except stock information)

                                                           MARCH 31,             December 31,
                                                             1996                    1995
                                                          (UNAUDITED)             (Audited)
- ---------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                    $16,400                $18,126
Marketable securities                                          4,082                  4,468
Accounts receivable, net of allowance for doubtful
 accounts of $4,576 and $4,205, respectively                  25,602                 20,802
Inventories, at lower of cost or market                       14,751                 14,445
Deferred income taxes                                          7,494                  7,241
Prepaid expenses and other current assets                      1,831                  1,848
- ---------------------------------------------------------------------------------------------
Current assets                                                70,160                 66,930
- ---------------------------------------------------------------------------------------------
Equipment and property, net                                   39,638                 36,225
Marketable securities                                         19,936                 19,280
Goodwill, net                                                  8,693                  7,900
Deferred income taxes                                            491                    714
Other assets                                                   1,443                  1,607
- ---------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $140,361               $132,656
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                              $5,943                 $5,035
Accrued payroll and related expenses                           4,107                  3,899
Accrued insurance expenses                                     5,326                  5,039
Accrued state, local and other taxes                           2,730                  2,315
Federal income taxes payable                                   1,736                     38
Accrued discounts                                                948                    635
Other accrued expenses                                         7,927                  8,026
- ---------------------------------------------------------------------------------------------
Current liabilities                                           28,717                 24,987
- ---------------------------------------------------------------------------------------------
Long-term accrued insurance expenses                           3,271                  3,308
Long-term debt                                                   546                      0
- ---------------------------------------------------------------------------------------------
Total liabilities                                             32,534                 28,295
- ---------------------------------------------------------------------------------------------
Commitments and contingencies
- ---------------------------------------------------------------------------------------------
Common stock                                                   1,461                  1,461
Capital in excess of par value                                34,577                 34,599
Earnings retained                                             71,992                 68,526
Common stock in treasury, at cost, 61,841 shares
 and 68,723 shares, respectively                                (203)                  (225)
- ---------------------------------------------------------------------------------------------
Total stockholders' equity                                   107,827                104,361
- ---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $140,361               $132,656
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------


                                      2 of 9

                           RPC, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                      (In thousands except per share data)
                                   (Unaudited)

                                                  Three months ended March 31,
                                                  ----------------------------
                                                     1996             1995
- ------------------------------------------------------------------------------
REVENUE                                             $49,717          $42,220
- ------------------------------------------------------------------------------
Cost of goods sold                                   20,830           17,277
Operating expenses                                   22,068           19,886
Depreciation and amortization                         2,032            1,617
Interest income                                        (438)            (522)
- ------------------------------------------------------------------------------
Income before income taxes                            5,225            3,962
Income tax provision                                  1,775            1,395
- ------------------------------------------------------------------------------
NET INCOME                                           $3,450           $2,567
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

EARNINGS PER SHARE                                    $0.24            $0.18
- ------------------------------------------------------------------------------
Average shares outstanding                       14,544,688       14,489,542
- ------------------------------------------------------------------------------


                                      3 of 9

                            RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 and 1995
                                  (In thousands)
                                    (Unaudited)

                                                  Three months ended March 31,
                                                  ----------------------------
                                                      1996             1995
- ------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                 $3,767            $6,729
- ------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                 (5,530)           (3,287)
Proceeds from sale of equipment and property            754               430
Net (purchase) of marketable securities                (270)           (4,070)
Other                                                  (447)             (481)
- ------------------------------------------------------------------------------
Net cash (used for) investing activities             (5,493)           (7,408)
- ------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received upon excercise of stock options             0                58
- ------------------------------------------------------------------------------
Net cash provided by financing activities                 0                58
- ------------------------------------------------------------------------------

Net increase in cash and cash equivalents            (1,726)             (621)
Cash and cash equivalents at beginning of period     18,126            15,038
- ------------------------------------------------------------------------------
Cash and cash equivalents at end of period          $16,400           $14,417
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


                                      4 of 9

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995.

   In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Registrant as of March 31, 1996, the results of operations and the changes in cash flows for the three months then ended.

2. Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.

3. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


                                      5 of 9

                           RPC, INC. AND SUBSIDIARIES

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

Revenue for the first quarter ended March 31, 1996 was $49,717,000 compared with $42,220,000 for the quarter ended March 31, 1995 and $38,827,000 for the previous quarter ended December 31, 1995. Revenue for the quarter ended March 31, 1996 increased $7,497,000 or 18% from the same period one year ago and increased $10,890,000 or 28% from the quarter ended December 31, 1995. The oil and gas services segment revenue of $22,727,000 increased 13% from last year's first quarter primarily due to a significant increase in the price of natural gas in the first quarter of 1996 compared to the first quarter of 1995. An unusually severe winter throughout the United States had a favorable impact on this industry. The oil and gas services segment revenue increased 10% from the quarter ended December 31, 1995. The boat manufacturing segment revenue for the quarter ended March 31, 1996 of $23,165,000 increased 20% from last year's first quarter of $19,379,000 as the result of a strong trend in the boating industry combined with an increase in Chaparral's market share. The boat manufacturing segment revenue increased 58% from the quarter ended December 31, 1995 as a result of a normal seasonal upturn, combined with the industry trend and Chaparral's increasing market share.

Net income for the quarter ended March 31, 1996 was $3,450,000 or 24 cents per share compared to net income of $2,567,000 or 18 cents per share for the quarter ended March 31, 1995 and net income of $3,320,000 or 23 cents per share for the quarter ended December 31, 1995. The increase in earnings from the same period one year ago was due to the revenue increase for both business segments as well as improved margins for the oil and gas services segment.


                                      6 of 9

                            RPC, INC. AND SUBSIDIARIES

                                  ITEM 2.  CONT'D

FINANCIAL CONDITION

The Registrant's current ratio remained strong as of March 31, 1996 with current assets of $70,160,000 exceeding current liabilities of $28,717,000 by a ratio of 2.4-to-1. This compares to a current ratio of 2.7-to-1 at December 31, 1995.

Capital expenditures during the first three months of $5,530,000 were primarily for revenue-producing equipment in the oil and gas services segment. The remainder was spent on various purchases for the other business segments. Funding for future capital requirements will be provided from operations.


                                      7 of 9

                           RPC, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         (a)  The Annual Meeting of Shareholders was held on April 23, 1996.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 1996.


                                      8 of 9

                                    SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RPC, INC.


Date:  May 13, 1996                             /s/ Richard A. Hubbell
                                       ---------------------------------------
                                                    Richard A. Hubbell
                                         President and Chief Operating Officer


Date:  May 13, 1996                              /s/ Debra G. Herron
                                       ---------------------------------------
                                                     Debra G. Herron
                                        Treasurer and Chief Financial Officer


                                      9 of 9