Form 10-Q
period 1996-06-30
RPC INC
filed 1996-08-12
CIK 742278

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


                                      FORM 10-Q



                /X/ Quarterly report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


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


As of June 30, 1996, RPC, Inc. had 14,567,413 shares of common stock outstanding (excluding 61,841 treasury shares).


                                        1 of 9

                              RPC, INC. AND SUBSIDIARIES
                            PART I.  FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                             CONSOLIDATED BALANCE SHEETS
                      AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                       (In thousands except stock information)

                                                     June 30,      December 31,
                                                      1996           1995
                                                  (Unaudited)      (Audited)
- --------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                           $18,853        $18,126
Marketable securities                                 2,841          4,468
Accounts receivable, net of allowance for doubtful
 accounts of $5,283 and $4,205, respectively         26,976         20,802
Inventories, at lower of cost or market              15,196         14,445
Deferred income taxes                                 6,604          7,241
Prepaid expenses and other current assets             1,094          1,848
- --------------------------------------------------------------------------------

Current assets                                       71,564         66,930
- --------------------------------------------------------------------------------

Equipment and property, net                          42,557         36,225
Marketable securities                                18,144         19,280
Goodwill, net                                         8,494          7,900
Deferred income taxes                                   428            714
Other assets                                          1,385          1,607
- --------------------------------------------------------------------------------

Total assets                                       $142,572       $132,656
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                     $5,340         $5,035
Accrued payroll and related expenses                  4,359          3,899
Accrued insurance expenses                            4,794          5,039
Accrued state, local and other taxes                  2,991          2,315
Federal income taxes payable                             86             38
Accrued discounts                                     1,407            635
Other accrued expenses                                8,051          8,026
- --------------------------------------------------------------------------------
Current liabilities                                  27,028         24,987
- --------------------------------------------------------------------------------
Long-term accrued insurance expenses                  3,978          3,308
Long-term debt                                          536              0
- --------------------------------------------------------------------------------
Total liabilities                                    31,542         28,295
- --------------------------------------------------------------------------------
Commitments and contingencies
- --------------------------------------------------------------------------------
Common stock                                          1,463          1,461
Capital in excess of par value                       34,746         34,599
Earnings retained                                    75,024         68,526
Common stock in treasury, at cost, 61,841 shares
 and 68,723 shares, respectively                       (203)          (225)
- --------------------------------------------------------------------------------
Total stockholders' equity                          111,030        104,361
- --------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $142,572       $132,656
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                        2 of 9

                              RPC, INC. AND SUBSIDIARIES
                         CONSOLIDATED  STATEMENTS  OF  INCOME
           FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                         (In thousands except per share data)
                                     (Unaudited)




                                            Three months ended             Six months ended
                                                  June 30,                      June 30,
                                       ---------------------------    -------------------------
                                           1996           1995          1996            1995
- ------------------------------------------------------------------    -------------------------
Revenue                                   $52,204        $44,576       $101,921        $86,796
- -----------------------------------------------------------------------------------------------
Costofgoodssold                            22,257         20,669         43,087         37,946
Operatingexpenses                          23,320         18,735         45,388         38,621
Depreciation and amortization               2,250          1,698          4,282          3,315
Interest income                              (414)          (547)          (852)        (1,069)
- -----------------------------------------------------------------------------------------------
Income before income taxes                  4,791          4,021         10,016          7,983
Income tax provision                        1,630          1,415          3,405          2,810
- -----------------------------------------------------------------------------------------------
NET INCOME                                 $3,161         $2,606         $6,611         $5,173
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------
EARNINGS PER SHARE                          $0.22          $0.18          $0.46          $0.36
- -----------------------------------------------------------------------------------------------
Average shares outstanding             14,567,413     14,541,331     14,556,050     14,515,580
- -----------------------------------------------------------------------------------------------


                                        3 of 9

                              RPC, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1996 and 1995
                                    (In thousands)
                                     (Unaudited)


                                                       Six months ended June 30,
                                                       -------------------------
                                                            1996          1995
- --------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES                      $8,130       $11,866
- --------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                     (10,722)       (6,397)
Proceeds from sale of equipment and property               1,009           680
Net sale (purchase) of marketable securities               2,763        (6,863)
Other                                                       (457)         (481)
- --------------------------------------------------------------------------------
Net cash (used for) investing activities                  (7,407)      (13,061)
- --------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for benefit plans                                 4            74
- --------------------------------------------------------------------------------
Net cash provided by financing activities                      4            74
- --------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents         727        (1,121)
Cash and cash equivalents at beginning of period          18,126        15,038
- --------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $18,853       $13,917
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


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

    In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Registrant as of June 30, 1996, the results of operations for the quarter and six months then ended and the changes in cash flows for the six months then ended.

2. Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.

3. The results of operations for the quarter and the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


                                        5 of 9

                              RPC, INC. AND SUBSIDIARIES

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Revenue for the first quarter ended June 30, 1996 was $52,204,000 compared with $44,576,000 for the quarter ended June 30, 1995 and $49,717,000 for the previous quarter ended March 31, 1996. Revenue for the quarter ended June 30, 1996 increased $7,628,000 or 17% from the same period one year ago and increased $2,487,000 or 5% from the quarter ended March 31, 1996. The oil and gas services segment revenue of $23,700,000 increased 26% from last year's second quarter primarily due to a 41% increase in the price of natural gas in the second quarter of 1996 compared to the second quarter of 1995. This price increase caused a significant increase in natural gas activity, particularly in the Gulf of Mexico, the area where most of our business is centered. A rising world energy demand and a favorable economic climate in the United States have had a favorable impact on the industry. The oil and gas services segment revenue increased 4% from the quarter ended March 31, 1996. The boat manufacturing segment revenue for the quarter ended June 30, 1996 of $25,519,000 increased 9% from last year's second quarter of $23,418,000 as the result of a strong trend in the boating industry combined with an increase in Chaparral's market share. The majority of the increase was due to a higher sales mix of deckboats and cruisers. The boat manufacturing segment revenue increased 10% from the quarter ended March 31, 1996 as a result of a normal seasonal upturn.

Net income for the quarter ended June 30, 1996 was $3,161,000 or 22 cents per share versus net income of $2,606,000 or 18 cents per share for the quarter ended June 30, 1995 and net income of $3,450,000 or 24 cents per share for the quarter ended March 31, 1996. The increase in earnings from the same period one year ago was due to the revenue increase for both the oil and gas services and the boat manufacturing segments as well as improved margins for the boat manufacturing segment.


                                        6 of 9

                              RPC, INC. AND SUBSIDIARIES

                                   ITEM 2.  CONT'D

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Revenue for the six months ended June 30, 1996 increased 17% to $101,921,000 compared to $86,796,000 for the six months ended June 30, 1995. An increase of 20% occurred in the oil and gas services segment and a 14% increase occurred in the boat manufacturing segment. In the oil and gas services segment, the revenue improvement was due to the significant increase in the price of natural gas. An unusually severe winter in the United States and a rising world energy demand had a favorable impact on the industry. A strong trend in the boating industry combined with an increase in Chaparral's market share caused the increase in the boat manufacturing segment for the first six months of 1996. Chaparral had a higher sales mix of the larger boat lines this year which include deckboats and cruisers.

Net income for the six months ended June 30, 1996 was $6,611,000 or 46 cents per share compared to net income of $5,173,000 or 36 cents per share for the six months ended June 30, 1996. The 28% increase was due to the revenue increases for both the oil and gas services and the boat manufacturing segments as well as improved margins for both segments.

FINANCIAL CONDITION

The Registrant's current ratio remained strong as of June 30, 1996 with current assets of $71,564,000 exceeding current liabilities of $27,028,000 by a ratio of 2.6-to-1. This compares to a current ratio of 2.7-to-1 at December 31, 1995.

Capital expenditures during the first six months of $10,722,000 included approximately $9,829,000 spent on revenue equipment and vehicles in the oil and gas services segment. The remainder was spent on various purchases for the other business segments. Funding for future capital requirements will be provided from operations.


                                        7 of 9

                              RPC, INC. AND SUBSIDIARIES

                              PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27  -  Financial Data Schedule

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 1996.


                                        8 of 9

                                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RPC, INC.


                                       /s/ Richard A. Hubbell
                                       --------------------------------------
Date:  August 9, 1996                  Richard A. Hubbell
                                       President and Chief Operating Officer


                                       /s/ Ben M. Palmer
                                       --------------------------------------
Date:  August 9, 1996                  Ben M. Palmer
                                       Treasurer and Chief Financial Officer


                                        9 of 9