Form 10-Q
period 1996-09-30
RPC INC
filed 1996-11-07
CIK 742278

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

As of September 30, 1996, RPC, Inc. had 14,574,690 shares of common stock outstanding (excluding 61,841 treasury shares).


                                     1 of 9

                           RPC, INC. AND SUBSIDIARIES

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1996, AND DECEMBER 31, 1995
                     (In thousands except share information)


                                                     SEPTEMBER 30,  December 31,
                                                         1996          1995
                                                      (UNAUDITED)    (Audited)
--------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                 $13,457      $18,126
Marketable securities                                       4,865        4,468
Accounts receivable, net of allowance for doubtful
  accounts of $5,743 and $4,205, respectively              26,155       20,802
Inventories, at lower of cost or market                    15,065       14,445
Deferred income taxes                                       6,953        7,241
Prepaid expenses and other current assets                   1,077        1,848
--------------------------------------------------------------------------------
Current assets                                             67,572       66,930
--------------------------------------------------------------------------------
Equipment and property, net                                45,683       36,225
Marketable securities                                      25,071       19,280
Goodwill, net                                               8,301        7,900
Deferred income taxes                                         269          714
Other assets                                                1,404        1,607
--------------------------------------------------------------------------------
TOTAL ASSETS                                             $148,300     $132,656
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                           $6,977       $5,035
Accrued payroll and related expenses                        4,369        3,899
Accrued insurance expenses                                  5,563        5,039
Accrued state, local and other taxes                        3,422        2,315
Federal income taxes payable                                   71           38
Accrued discounts                                             635          635
Other accrued expenses                                      8,879        8,026
--------------------------------------------------------------------------------
Current liabilities                                        29,916       24,987
--------------------------------------------------------------------------------
Long-term accrued insurance expenses                        4,000        3,308
Long-term debt                                                499            0
--------------------------------------------------------------------------------
Total liabilities                                          34,415       28,295
--------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------
Common stock                                                1,464        1,461
Capital in excess of par value                             34,743       34,599
Earnings retained                                          77,881       68,526
Common stock in treasury, at cost, 61,841 shares
  and 68,723 shares, respectively                            (203)        (225)
--------------------------------------------------------------------------------
Total stockholders' equity                                113,885      104,361
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $148,300     $132,656
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                     2 of 9

                           RPC, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995
                 (In thousands except share and per share data)
                                   (Unaudited)


                                  Three months ended       Nine months ended
                                     September 30,           September 30,
                                ----------------------  ----------------------
                                    1996        1995        1996        1995
------------------------------------------------------  ----------------------

REVENUE                            $44,942     $35,756    $146,863    $122,552
------------------------------------------------------------------------------

Cost of goods sold                  16,037      12,162      59,124      50,108
Operating expenses                  22,674      19,039      68,062      57,660
Depreciation and amortization        2,338       1,739       6,620       5,054
Interest income                       (479)       (551)     (1,331)     (1,620)
------------------------------------------------------------------------------
Income before income taxes           4,372       3,367      14,388      11,350
Income tax provision                 1,559       1,105       4,964       3,915
------------------------------------------------------------------------------
NET INCOME                          $2,813      $2,262      $9,424      $7,435
------------------------------------------------------------------------------
------------------------------------------------------------------------------

EARNINGS PER SHARE                   $0.19       $0.15       $0.65       $0.51
------------------------------------------------------------------------------

Average shares outstanding      14,569,786  14,541,331  14,560,662  14,524,258
------------------------------------------------------------------------------


                                     3 of 9

                           RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996, and 1995
                                 (In thousands)
                                   (Unaudited)



                                                           Nine months ended September 30,
                                                           -------------------------------
                                                                1996              1995
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                           $16,789           $12,818
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                           (16,236)          (10,447)
Proceeds from sale of equipment and property                     1,434               983
Net sale (purchase) of marketable securities                    (6,188)              485
Other                                                             (500)             (511)
------------------------------------------------------------------------------------------
Net cash (used for) investing activities                       (21,490)           (9,490)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                             32                90
------------------------------------------------------------------------------------------
Net cash provided by financing activities                           32                90
------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents            (4,669)            3,418
Cash and cash equivalents at beginning of period                18,126            15,038
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $13,457           $18,456
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


                                     4 of 9

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended
     December 31, 1995.

     In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, the results of operations for the quarter and nine months then ended and the cash flows for the nine months then ended.

2. Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.

3. The results of operations for the quarter and the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.


                                     5 of 9

                           RPC, INC. AND SUBSIDIARIES


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995


Revenue for the third quarter ended September 30, 1996, was $44,942,000 compared with $35,756,000 for the quarter ended September 30, 1995, and $52,204,000 for the previous quarter ended June 30, 1996. Revenue for the quarter ended September 30, 1996, increased $9,186,000 or 26% from the same period one year ago and decreased $7,262,000 or 14% from the quarter ended June 30, 1996. The oil and gas services segment revenue of $25,057,000 increased 23% from last year's third quarter primarily due to a 38% increase in the price of natural gas and rising U.S. demand and reduced storage capacity. This price increase caused a significant increase in natural gas activity, particularly in the Gulf of Mexico, the area where most of our business is centered. The average U.S. rig count has increased 8% from September 30, 1995. The oil and gas services segment revenue increased 6% from the quarter ended June 30, 1996. The boat manufacturing segment revenue for the quarter ended September 30, 1996, of $16,961,000 increased 33% from last year's third quarter of $12,805,000 as the result of growth in the boating industry overall, in addition to an increase in Chaparral's market share. In particular, the Sunesta, Chaparral's deck boat line, has continued to surpass sales expectations. The boat manufacturing segment revenue decreased 34% from the quarter ended June 30, 1996, as a result of normal seasonal decline.

Net income for the quarter ended September 30, 1996, was $2,813,000 or 19 cents per share versus net income of $2,262,000 or 15 cents per share for the quarter ended September 30, 1995, and net income of $3,161,000 or 22 cents per share for the quarter ended June 30, 1996. The increase in earnings from the same period one year ago was due to the revenue increase and improved profit margins for both the oil and gas services and the boat manufacturing segments.


                                     6 of 9

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2.  CONT'D


NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Revenue for the nine months ended September 30, 1996, increased 20% to $146,863,000 compared to $122,552,000 for the nine months ended September 30, 1995. An increase of 21% occurred in the oil and gas services segment and an 18% increase occurred in the boat manufacturing segment. The last nine months have seen an upturn in the oil and gas industry as a whole. In particular, natural gas prices have stabilized to the extent that investors, drillers, and exploration companies have maintained a higher level of activity than in previous years. Rising U.S. demand and reduced storage capacity has allowed natural gas prices and the average U.S. rig count to increase. Growth in the overall boating industry combined with an increase in Chaparral's market share caused the revenue increase in the boat manufacturing segment for the first nine months of 1996.

Net income for the nine months ended September 30, 1996, was $9,424,000 or 65 cents per share compared to net income of $7,435,000 or 51 cents per share for the nine months ended September 30, 1995. The 27% increase was due to the revenue increases and improved margins for both the oil and gas services and the boat manufacturing segments.


FINANCIAL CONDITION

The Company's current ratio remained strong as of September 30, 1996, with current assets of $67,572,000 exceeding current liabilities of $29,916,000 by a ratio of 2.3-to-1. This compares to a current ratio of 2.7-to-1 at December 31, 1995.

Capital expenditures during the first nine months of 1996 totaling $16,236,000 included approximately $15,196,000 spent on revenue equipment and vehicles in the oil and gas services segment. The remainder was spent on various purchases for the other business segments. Funding for future capital requirements will be provided from operations.


                                     7 of 9

                           RPC, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27  -  Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 1996.


                                     8 of 9

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RPC, INC.


                                   /s/ Richard A. Hubbell
                                   ----------------------
Date:  November 6, 1996            Richard A. Hubbell
                                   President and Chief Operating Officer


                                   /s/ Ben M. Palmer
                                   -----------------
Date:  November 6, 1996            Ben M. Palmer
                                   Asst. Treasurer and Chief Financial Officer


                                     9 of 9