Form 10-K405
period 1996-12-31
RPC INC
filed 1997-03-31
CIK 742278

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-K


           x  Annual report pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                    For the fiscal year ended December 31, 1996


             Transition report pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934



                            Commission File No. 1-8726

                                     RPC, INC.



        Delaware                                       58-1550825
(State of Incorporation)                 (I.R.S. Employer Identification No.)

                 2170 Piedmont Road, NE, Atlanta, Georgia 30324
                      Telephone Number -- (404) 888-2950


           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class:           Name of each exchange on which registered:
Common Stock, $0.10 Par Value             The New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes --X--     No -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of February 28, 1997, RPC, Inc. had 14,689,738 shares of common stock outstanding (excluding 78,253 treasury shares), and the aggregate market value of this stock (based on the closing price on The New York Stock Exchange of $14.75 per share) held by nonaffiliates was $83,240,000.

                    Documents Incorporated by Reference:

Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 13.

PART I


ITEM 1.  BUSINESS

PRINCIPAL PRODUCTS AND SERVICES

     RPC, Inc. ("RPC") was incorporated as RPC Energy Services, Inc. in the state of Delaware on January 20, 1984. RPC has two major business segments: boat manufacturing and oil and gas services.


BOAT MANUFACTURING

     Chaparral Boats, Inc. ("Chaparral"), a wholly owned subsidiary of RPC, sells four lines of powerboats to a nationwide network of independent dealers. These lines consist of two different run-about lines, a deckboat line, and a cruiser line. New models are introduced each year. Operations are seasonal in nature with the second quarter recording the highest sales volume for the year. This business segment contributed 43 percent of RPC's consolidated revenue in 1996, 44 percent in 1995, and 46 percent in 1994. Research and development expenditures, totaling $1,951,000 in 1996, $1,559,000 in 1995, and $1,514,000 in 1994, were necessary to generate new product innovations.


OIL AND GAS SERVICES

     The oil and gas services segment provides a variety of services, equipment, and personnel to the oil and gas industry. Service locations include Belle Chasse, Houma, Lafayette, Venice, Fourchon, and Morgan City, Louisiana; Alice, Corpus Christi, Houston, Longview, and Odessa, Texas; Elk City, Woodward, Lindsay, and McAlester, Oklahoma; Rock Springs, Wyoming; Venezuela and Algeria. The oil and gas services business is not generally seasonal. However, severe weather conditions will increase the demand for oil and natural gas, which generally results in an increase in the demand for our services. There were no material expenditures for research and development in this business segment.

     The services provided by the oil and gas services segment of RPC include the following:


OIL FIELD SERVICES

     Cudd Pressure Control, Inc. ("Cudd"), a wholly owned subsidiary of RPC, provides a wide range of oil and gas well services throughout the southwestern United States and other countries. These oil field services include coiled tubing, snubbing, nitrogen pumping, wireline, marine, and well control. This portion of the business segment contributed 29 percent of RPC's consolidated revenue in 1996, 29 percent in 1995, and 26 percent in 1994. During 1996, International Training Services was acquired to form Well Control School, which provides training to oil field personnel using well control simulation equipment.


EQUIPMENT RENTAL SERVICES

     Patterson Services, Inc., a wholly owned subsidiary of RPC, offers specialized tools and equipment on a rental basis. These include drill pipe, drill collars, tubing, and blowout preventors. In addition, Patterson Services provides experienced personnel to install and remove customer-owned casing at well sites and operate company-owned, diesel-driven hammers and welding machines used to weld and drive pipe into the ground. On average, approximately 21 percent of rental equipment was rented on a daily basis in 1996 and 19 percent in 1995. In the rental business, maximum utilization is approximately 50 percent due to transportation, inspection, and cleaning requirements. This portion of the business segment contributed 13 percent of RPC's consolidated revenue in 1996, 12 percent in 1995, and 14 percent in 1994.


TRANSPORTATION SERVICES

     Patterson Truck Line, Inc., a wholly owned subsidiary of RPC, offers line haul services on a 24-hour basis to customers primarily in Louisiana and Texas. Line haul operations involve transportation of oil field pipe and equipment as well as nonoil field liquid and dry bulk commodities.

STORAGE AND INSPECTION SERVICES

     Patterson Tubular Services, Inc. ("PTS"), a wholly owned subsidiary of RPC, performs tubular inspections, stores pipe, and inventories pipe using an on-line computerized inventory system. Waterfront dock facilities enable PTS to service a wide variety of off-shore and inland vessels.

     In January 1996 PTS opened a state-of-the-art internal pipe-coating facility in Channelview, Texas. The plant uses CERAMKOTE 54 (Register Mark), a high-performance ceramic-epoxy coating system, which provides abrasion and corrosion protection.

     Neither the boat manufacturing nor the oil and gas services business segment are significantly affected by the availability of raw materials or the existence of licenses, patents, and trademarks.


CUSTOMERS

     RPC's business is not dependent on any one customer, but on a variety of customers in both major business segments. No one customer accounts for more than 10 percent of consolidated revenue.

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

     The boat manufacturing segment produces four lines of boats with distribution to a nationwide network of independent dealers. Sales to these dealers are generated by a five-person sales force. A five-year boat structure warranty is provided for boats, beginning in the 1992 model year. These warranty terms, though, have no material impact on working capital. Although production is scheduled from orders placed by dealers, these are not firm orders and are frequently changed or canceled. As a result, this segment does not have an identifiable backlog of sales.


COMPETITION

     There are many companies that compete with RPC's subsidiaries in each segment, some of which are larger and have been established in the industries for longer periods of time.

     In the oil and gas services segment, intense competition exists and has led to substantial price reductions for services offered. Industry conditions are influenced by such factors as weather, economic and political conditions, as well as worldwide demand for, and prices of, oil and natural gas. The notable competitive factors in this segment are quality, availability, and price of equipment and service. This segment's predominant markets are the Gulf of Mexico, the southwestern United States, Venezuela, and Algeria.

     The boat manufacturing segment's competition includes small independent companies, as well as large vertically integrated companies that have both engine and boat manufacturing capabilities. Major markets include the southeastern and Gulf states, the northeastern states, and California. Competitive factors in this industry are the quality of materials, the quality of the construction process, the design features, and the selling prices. Selling prices are set by management and vary from dealer to dealer based upon volume. The sales prices of Chaparral's boats are similar to equivalent competitors' models.


EMPLOYEES

     At December 31, 1996, RPC employed 1,722 persons.


ENVIRONMENTAL CONSIDERATIONS

     The capital expenditures, earnings, and competitive position of RPC are not materially affected by compliance with federal, state, and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Information about RPC's operations by segment, as well as financial information about foreign and domestic operations for the three years ended December 31, 1996, is set forth in Note 9 of the Financial Statements on page 23.

ITEM 2.  PROPERTIES

     RPC owns or leases 44 offices and operating facilities. Considered individually, the only facility that represents a materially important physical property is the boat manufacturing plant in Nashville, Georgia. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities are as follows:

OWNED LOCATIONS

Houston, Texas -- Pipe storage terminal, inspection shed, and pipe coating facility

Nashville, Georgia -- Boat manufacturing facility

Irving, Texas -- Crane fabrication plant

Houma, Louisiana -- Oil and gas administrative office

LEASED LOCATIONS

Morgan City, Louisiana -- Pipe storage terminal and inspection shed

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

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

NAME AND OFFICE                                 DATE FIRST
WITH REGISTRANT             AGE              ELECTED TO OFFICE
---------------------------------------------------------------

R. Randall Rollins           65                   1/24/84
Chairman of the Board
Chief Executive Officer

Richard A. Hubbell           52                   1/27/87
President
Chief Operating Officer

Bobby Joe Cudd               67                   1/24/84
Executive Vice President

James A. Lane, Jr.           54                   1/27/87
Executive Vice President

William S. Pegg              54                   1/27/87
Executive Vice President

Linda H. Graham              60                   1/27/87
Vice President
Secretary

Ben M. Palmer                36                    7/8/96
Chief Financial Officer

PART II
------------------------------------------------------------------------------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

RPC common stock is listed for trading on the New York Stock Exchange under the symbol RES. At the close of business on December 31, 1996, there were 1,416 holders of record of common stock. Prices of RPC's common stock for the years ended December 31, 1996 and 1995, were as follows:

                                 1996                    1995
          -----------------------------------------------------------
          Quarter           High       Low          High       Low
          -----------------------------------------------------------
          First            $ 10.625   $ 8.625      $ 7.875    $ 6.750
          Second             13.500     9.875        9.250      7.125
          Third              12.000    10.625        9.125      7.500
          Fourth             16.250    11.250        9.625      7.500
                           --------   -------      -------    -------


ITEM 6. SELECTED FINANCIAL DATA

     RPC has not paid dividends on its common stock since its inception in 1984.


-----------------------------------------------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES (in thousands except per share data)
-----------------------------------------------------------------------------------------------------------------------
                                                           1996          1995         1994        1993        1992
-----------------------------------------------------------------------------------------------------------------------

OPERATIONS SUMMARY
Revenue                                                   $200,833     $161,379     $155,765     $123,481    $100,731
Net costs and expenses                                     180,596      145,228      142,583      113,534      95,276
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary credit
  and cumulative effect of accounting change                20,237       16,151       13,182        9,947       5,455
Income tax provision                                         6,982        5,396        4,404        3,270       2,116
-----------------------------------------------------------------------------------------------------------------------
Income before extraordinary credit and cumulative
  effect of accounting change                               13,255       10,755        8,778        6,677       3,339
Extraordinary credit - utilization of loss
  carryforward                                                  --           --           --           --         765
Cumulative effect of a change in accounting for
  income taxes                                                  --           --           --          150          --
-----------------------------------------------------------------------------------------------------------------------
Net income                                                $ 13,255     $ 10,755     $  8,778     $  6,827    $  4,104
-----------------------------------------------------------------------------------------------------------------------
Earnings per share
  Before extraordinary credit and accounting
   change                                                 $    .91    $    .74     $    .61     $    .46    $    .23
  After extraordinary credit and accounting
   change                                                 $    .91    $    .74     $    .61     $    .47    $    .28
-----------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES                                      $ 20,889    $ 15,529     $ 10,618     $  6,630    $  9,406
-----------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets                                              $152,800    $132,656     $122,242     $109,992    $102,889
Working capital                                             39,192      41,943       37,827       33,943      32,965
Stockholders' equity                                       117,799     104,361       93,499       84,614      77,710
-----------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated

   RPC's revenue and net income increased in 1996. This was RPC's ninth consecutive year of profitable operations. Consolidated revenue increased 24 percent in 1996 to $200,833,000 compared to $161,379,000 in 1995.
Consolidated revenue in 1995 was 4 percent higher than 1994 revenue of $155,765,000. Both major business segments contributed to the growth experienced in 1996. The oil and gas services segment increased revenue 27 percent in 1996. Investors, drillers, and exploration companies have maintained a higher level of activity than in recent years. Rising demand in the United States and limited storage capacity for natural gas has also contributed to demand for our services. The boat manufacturing segment increased revenue 23 percent. Chaparral has been able to increase its market share and expand its revenues despite generally minimal growth in this industry.

   Income before income taxes was $20,237,000 in 1996, $16,151,000 in 1995, and $13,182,000 in 1994. This represented an increase of $4,086,000 or 25 percent in 1996 and an increase of $2,969,000 or 23 percent in 1995. The oil and gas services segment produced a 24 percent increase in income before income taxes in 1996 due primarily to increased utilization of our equipment and personnel, and improvement in results of international operations, especially in Venezuela. The boat manufacturing segment generated a 33 percent increase in income before income taxes due primarily to an increase in the volume of boats sold in all boat lines. In addition, there was a slight improvement in margins at Chaparral in spite of continued price competition in this segment.

   Consolidated net income was $13,255,000 or 91 cents per share in 1996 compared to $10,755,000 or 74 cents per share in 1995. Consolidated net income in 1994 was $8,778,000 or 61 cents per share. This represented an increase of $2,500,000 or 23 percent in 1996 and an increase of $1,977,000 or 23 percent in 1995.

Revenue--Business Segments

Oil and Gas Services--The oil and gas services segment contributed $101,741,000 or 51 percent of 1996 revenue. Revenue was $79,943,000 in 1995 and $73,098,000 in 1994. The 27 percent increase in 1996 can be attributed to a number of factors, including higher utilization of our specialized equipment and personnel coupled with modest price increases. This results from an increase in the average U.S. oil and natural gas rig count. Patterson Services' revenue increased 31 percent in 1996 as demand increased for its specialized rental tools, especially in the off-shore Gulf of Mexico region. Cudd Pressure Control's international operations experienced a 79 percent increase in revenues in 1996 due to expanding business volume and the acquisition of the remaining 50 percent ownership interest in SPA-Cudd in January 1996 to form Cudd de Venezuela.

   The revenue increase for the oil and gas services segment of 9 percent in 1995 was due to increased domestic revenue as a result of Cudd Pressure Control's workover programs and growth in the international operations and Patterson Truck Line's commodities hauling, which is not dependent on drilling activity. Higher utilization of equipment also contributed to the increase in revenue in 1995; no significant price increases occurred.

Boat Manufacturing--The boat manufacturing segment reported a 23 percent or $16,007,000 increase in revenue from $70,218,000 in 1995 to $86,225,000 in
1996. Revenue for 1994 was $72,229,000.

   The total number of boats sold by Chaparral in 1996 increased 19 percent due to a favorable reaction to newer models and additional gains in market share. The SS line of family runabouts, introduced in 1993, and the Sunesta, the deckboat line introduced in 1992, continued to be very popular. Revenues also increased as a result of the favorable response to a new dealer incentive schedule, which reduces the fluctuation in production levels. There was also a price increase in July 1996 that averaged 2 percent as a result of higher material costs.

   The total number of boats sold by Chaparral in 1995 decreased 15 percent compared to 1994 due to higher dealer inventory of prior year models. This resulted in lower production levels of new models, especially during the second half of 1995. The average price of boats sold in 1995 increased 13 percent due to price increases and a larger percentage of revenues generated from higher priced cruiser models. The price increases, which ranged between 6 and 7 percent, were the result of higher material costs and upgrades of model features.

Expenses

   Cost of goods sold for the boat manufacturing segment was $67,426,000 in 1996 compared to $55,826,000 in 1995 and $57,594,000 in 1994. This represents an increase of $11,600,000 or 21 percent in 1996, which approximates the increase in revenue. As a percent of revenue, cost of goods sold for this segment was 78 percent in 1996, and 80 percent in 1995 and 1994. The decrease as a percentage of segment revenues can be attributed to better inventory controls. The remaining cost of goods sold was incurred by subsidiaries in other businesses.

   Consolidated operating expenses were $95,820,000 in 1996, $76,412,000 in 1995, and $71,965,000 in 1994. Expenses were 25 percent higher in 1996 than in 1995, primarily in the oil and gas services segment, in line with this segment's revenue increase.

   The oil and gas services segment's operating expenses were $79,421,000 or 78 percent of this segment's revenue in 1996. Operating expenses were $62,622,000 or 78 percent of this segment's revenue in 1995 and $59,055,000 or 81 percent of this segment's revenue in 1994. The boat manufacturing segment's operating expenses were $8,540,000 in 1996, which as a percent of revenue was a 1 percent increase from 1995.

   The portion of depreciation and amortization not included in cost of goods sold was $9,210,000 in 1996, $6,843,000 in 1995, and $6,215,000 in 1994. The
majority of this expense represented the oil and gas services segment depreciation of $8,126,000 in 1996, $5,961,000 in 1995, and $5,369,000 in
1994. The 1996 increase of

  $2,165,000 or 36 percent was due primarily to increased capital expenditures. Chaparral's depreciation expense for production equipment is a component of cost of goods sold, therefore this category includes only amortization of intangibles and depreciation of nonproduction assets. Chaparral's depreciation and amortization was $734,000 for 1996, $769,000 for 1995, and $781,000 for 1994. Amortization of intangible assets was $797,000 in 1996, $709,000 in 1995, and $684,000 in 1994.

Interest Income

  Interest income was $2,018,000 in 1996, $2,181,000 in 1995, and $1,489,000
in 1994. Despite the increase in total cash and marketable securities from $41,874,000 at December 31, 1995, to $46,344,000 at December 31, 1996,
interest income decreased 7 percent in 1996 due to lower average balances and lower yields.

Financial Condition

  As of December 31, 1996, RPC's cash and cash equivalents and short-term marketable securities decreased $1,321,000 to $21,273,000. Cash provided by operating activities was $24,060,000 compared to $13,834,000 in 1995. Accounts receivable were $24,156,000 at December 31, 1996, compared to $20,802,000 at December 31, 1995, an increase of $3,354,000 due to the increase in revenues. Inventories were $982,000 higher than the prior year mainly due to a higher number of finished boats on hand. Inventory increased due to the higher production levels for the boat manufacturing segment to satisfy increased demand.

  During 1996, current assets increased $3,212,000 and current liabilities increased $5,963,000, a combined decrease in working capital of $2,751,000. Working capital at December 31, 1996, was $39,192,000 compared to $41,943,000 in the prior year. The current ratio remained strong at the end of 1996 with a ratio of 2.3-to-1, decreasing slightly from the 1995 ratio of 2.7-to-1. The 1994 current ratio was 2.5-to-1.

  Capital expenditures for 1996 were $20,889,000, an increase of $5,360,000 from $15,529,000 in 1995. $19,191,000 of these expenditures were in the oil and gas services segment for revenue-producing equipment. Capital expenditures for the oil and gas services segment were $14,726,000 in 1995.

  RPC expects that funding for future capital requirements will be provided by available cash and marketable securities and cash generated from operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets

-------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES   (in thousands except share information)
-------------------------------------------------------------------------------
AT DECEMBER 31,                                       1996                1995
-------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                       $   13,124          $   18,126
Marketable securities                                8,149               4,468
Accounts receivable, net                            24,156              20,802
Inventories                                         15,427              14,445
Deferred income taxes                                7,623               7,241
Prepaid expenses and other current assets            1,663               1,848
-------------------------------------------------------------------------------
Current assets                                      70,142              66,930
-------------------------------------------------------------------------------
Equipment and property, net                         47,791              36,225
Marketable securities                               25,071              19,280
Intangibles, net of accumulated amortization
  of $7,094 in 1996 and $6,297 in 1995               8,105               7,900
Deferred income taxes                                   86                 714
Other assets                                         1,605               1,607
-------------------------------------------------------------------------------
Total assets                                    $  152,800          $  132,656
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                $    6,756          $    5,035
Accrued payroll and related expenses                 4,541               3,899
Accrued insurance expenses                           6,679               5,039
Accrued state, local, and other taxes                3,211               2,315
Federal income taxes payable                            88                  38
Accrued discounts                                      786                 635
Other accrued expenses                               8,889               8,026
-------------------------------------------------------------------------------
Current liabilities                                 30,950              24,987
-------------------------------------------------------------------------------
Long-term accrued insurance expenses                 3,551               3,308
Long-term debt                                         500                  --
-------------------------------------------------------------------------------
Total liabilities                                   35,001              28,295
-------------------------------------------------------------------------------
Commitments and contingencies
-------------------------------------------------------------------------------
Common stock, $.10 par value, 35,000,000 shares
  authorized, 14,714,861 shares issued in 1996,
  14,610,054 shares issued in 1995                   1,471               1,461
Capital in excess of par value                      35,176              34,599
Earnings retained                                   81,555              68,526
Common stock in treasury, at cost, 74,953
  shares in 1996, 68,723 shares in 1995               (403)               (225)
-------------------------------------------------------------------------------
Total stockholders' equity                         117,799             104,361
-------------------------------------------------------------------------------
Total liabilities and stockholders' equity      $  152,800          $  132,656
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

Statements of Income

------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES       (in thousands except per share data)
------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                  1996           1995           1994
------------------------------------------------------------------------------

REVENUE                                 $200,833       $161,379       $155,765
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Cost of goods sold                        77,584         64,154         65,892
Operating expenses                        95,820         76,412         71,965
Depreciation and amortization              9,210          6,843          6,215
Interest income                           (2,018)        (2,181)        (1,489)
------------------------------------------------------------------------------
Income before income taxes                20,237         16,151         13,182
Income tax provision                       6,982          5,396          4,404
------------------------------------------------------------------------------
Net income                               $13,255        $10,755         $8,778
------------------------------------------------------------------------------
EARNINGS PER SHARE                          $.91           $.74           $.61
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Statements of Stockholders' Equity

------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES                   (in thousands)
------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                  1996             1995         1994
------------------------------------------------------------------------------

COMMON STOCK
Balance at beginning of year             $1,461            $1,461       $1,461
Stock issued for benefit plans, net          10                --           --
------------------------------------------------------------------------------
Balance at end of year                   $1,471            $1,461       $1,461
------------------------------------------------------------------------------
------------------------------------------------------------------------------
CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of year            $34,599           $34,228      $34,228
Stock issued for benefit plans, net         577               371           --
------------------------------------------------------------------------------
Balance at end of year                  $35,176           $34,599      $34,228
------------------------------------------------------------------------------
EARNINGS RETAINED
Balance at beginning of year            $68,526           $58,296      $49,518
Net income                               13,255            10,755        8,778
Stock issued for benefit plans, net        (226)             (525)          --
------------------------------------------------------------------------------
Balance at end of year                  $81,555           $68,526      $58,296
------------------------------------------------------------------------------
------------------------------------------------------------------------------
TREASURY STOCK
Balance at beginning of year               $225              $486         $593
Stock issued for benefits plans, net        178              (261)        (107)
------------------------------------------------------------------------------
Balance at end of year                     $403              $225         $486
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.


--------------------------------------------------------------------------------------------------------------------------------

  -------------------------------------------------------------------------------------------------------
   RPC, INC. AND SUBSIDIARIES (in thousands)                                                                       Statements of
  -------------------------------------------------------------------------------------------------------             Cash Flows
   YEARS ENDED DECEMBER 31,                                     1996              1995             1994
  -------------------------------------------------------------------------------------------------------



   OPERATING ACTIVITIES

   Net income                                               $ 13,255           $ 10,755         $ 8,778

   Noncash charges (credits) to earnings:

      Depreciation and amortization                            9,818              7,474           6,679

      Gain on sale of equipment and property                  (1,316)            (1,383)         (1,517)

      Deferred income tax provision (benefit)                    246               (319)         (1,744)

   (Increase) decrease in assets:

      Accounts receivable                                     (3,354)              (225)         (2,619)

      Inventories                                               (982)            (2,103)         (2,106)

      Prepaid expenses and other current assets                  185               (374)          2,073

      Other noncurrent assets                                      2                457            (565)

   Increase (decrease) in liabilities:

      Accounts payable                                         1,721               (352)          1,390

      Accrued payroll and related expenses                       642                458             924

      Accrued insurance expenses                               1,883               (323)            (73)

      Other accrued expenses                                   1,960               (231)          1,124
-------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                  24,060             13,834          12,344
-------------------------------------------------------------------------------------------------------


   INVESTING ACTIVITIES

   Capital expenditures                                      (20,889)           (15,529)        (10,618)

   Proceeds from sale of equipment and property                1,769              2,866           2,684

   Net (purchase) sale of marketable securities               (9,472)             2,428          (2,775)

   Other                                                        (502)              (511)             --
-------------------------------------------------------------------------------------------------------
   Net cash used for investing activities                    (29,094)           (10,746)        (10,709)
-------------------------------------------------------------------------------------------------------


   FINANCING ACTIVITIES

   Cash received upon exercise of stock options                   32                 --             107
-------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                      32                 --             107
-------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash and cash equivalents       (5,002)             3,088           1,742

   Cash and cash equivalents at beginning of year             18,126             15,038          13,296
-------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of year                 $ 13,124           $ 18,126        $ 15,038
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

RPC, INC. AND SUBSIDIARIES
Years ended December 31, 1996, 1995, and 1994

Note 1: Significant Accounting Policies

Principles of Consolidation -- The consolidated financial statements include the accounts of RPC, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Nature of Operations -- RPC is principally engaged in two businesses: providing a variety of services, equipment, and personnel to the oil and gas industry and manufacturing powerboats. The principal markets for the oil and gas services segment are domestic customers comprised of drilling contractors, oil field supply stores and service companies, major oil and gas producers, and independent exploration companies. The boat manufacturing segment distributes fiberglass boats to a nationwide network of independent dealers.

Use of Estimates in the Preparation of Financial Statements -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue -- Revenue is recognized at the time services are performed or goods are delivered.

Cash Equivalents -- Highly liquid investments with original maturities of 3 months or less are considered to be cash equivalents.

Marketable Securities -- Effective January 1, 1994, RPC adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, RPC determined that marketable securities should be classified as either "trading" or "available-for-sale," which require reporting at fair value on the balance sheet. Any unrealized gains and losses on trading securities are included in earnings. For available-for-sale securities, any unrealized gains and losses are excluded from earnings and reported in a separate component of stockholders' equity. As of December 31, 1996 and 1995, the difference between fair value and cost for both classifications was not material.

Investments with original maturities between 3 and 12 months are considered to be current marketable securities. Investments with original maturities greater than 12 months are considered to be noncurrent marketable securities.

Inventories -- Inventories are recorded at the lower of cost (first-in, first-out basis) or market value.

Long-Lived Assets -- In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain intangibles be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and other assets, to determine if any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

Equipment and Property -- Depreciation is provided principally on a straight-line basis over the estimated useful lives of assets.

Annual provisions for depreciation are computed using the following useful lives: operating equipment and property, 3 to 10 years; buildings and leasehold improvements, 15 to 30 years; furniture and fixtures, 5 to 7 years; and vehicles, 3 to 5 years. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. Expenditures for additions, major renewals, and betterments are capitalized. Depreciation expense on production equipment in the manufacturing businesses is included in the "cost of goods sold" caption in the income statement. All other depreciation is included in the "depreciation and amortization" caption.


Intangibles--Intangibles represent the excess of the purchase price over the fair value of net assets of businesses acquired and noncompete agreements related to businesses acquired. Intangibles are presented net of accumulated amortization and are amortized using the straight-line method over a period not exceeding 20 years or the period of the noncompete agreement.


Stock-Based Compensation--During October 1995, the Financial Accounting Standards Board issued SFAS No.123, "Accounting for Stock-Based
Compensation." This Statement establishes a fair value based method of accounting for employee stock-based compensation. However, the Statement allows companies to continue following the accounting prescribed by Accounting Principles Board (APB) Opinion No. 25. The Company has adopted the disclosure-only option of SFAS No.123 and will continue to use the accounting treatment outlined in APB Opinion 25. If the accounting provisions of the new Statement had been adopted as of the beginning of 1996, the effect on 1996 net earnings would have been immaterial. Further, based on current and anticipated use of stock-based compensation, it is not envisioned that the impact of the Statement's accounting provisions would be material in any future period.


Insurance Expenses--RPC self-insures, up to specified limits, certain risks related to general liability, product liability, workers' compensation, and vehicle liability. The estimated cost of claims under the self-insurance program is accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. The noncurrent portion of these estimated outstanding claims is classified as long-term accrued insurance expenses.


Income Taxes--Income taxes are accounted for in accordance with SFAS No.109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. These differences are more inclusive in nature than differences determined under previously applicable accounting principles.


Earnings per Share--Earnings per share have been calculated based on weighted average shares outstanding of 14,571,339 for 1996, 14,528,561 for 1995, and 14,442,852 for 1994. Stock options and restricted stock outstanding do not have a material dilutive effect.

------------------------------------------------------------------------------

Note 2: Accounts Receivable

   Accounts receivable, net, at December 31, 1996, of $24,156,000 and at December 31, 1995, of $20,802,000 are net of allowances for doubtful accounts of $7,058,000 in 1996, and $4,205,000 in 1995.

Note 3: Inventories

   Inventories are recorded at the lower of cost (first-in, first-out basis) or market value and are detailed as follows:

----------------------------------------------------
December 31,                 1996            1995
----------------------------------------------------
                                 (in thousands)
Raw materials and supplies   $8,828          $8,478
Work in process               1,404           1,586
Finished goods                5,195           4,381
----------------------------------------------------
Total inventories           $15,427         $14,445
----------------------------------------------------
Note 4: Equipment and Property

   Equipment and property are presented at cost net of accumulated depreciation and are detailed as follows:

----------------------------------------------------
December 31,                 1996            1995
----------------------------------------------------
                                 (in thousands)
Operating equipment
 and property               $154,835       $146,781
Buildings                     15,147         12,476
Furniture and fixtures         4,344          3,500
Vehicles                      14,980         12,878
Land                           4,851          4,806
----------------------------------------------------
Gross equipment and
 property                    194,157        180,441
Less: accumulated
 depreciation                146,366        144,216
----------------------------------------------------
Net equipment and property   $47,791        $36,225
----------------------------------------------------

Note 5: Income Taxes

   The following table lists the components of the provision for income taxes:

----------------------------------------------------
December 31,            1996        1995       1994
----------------------------------------------------
                                (in thousands)
Current:
 Federal                $6,353     $5,475     $5,879
 State                     383        240        269
Deferred                   246       (319)    (1,744)
----------------------------------------------------
Total income tax
 provision              $6,982     $5,396     $4,404
----------------------------------------------------

   A reconciliation between the federal statutory rate and RPC's effective tax rate is as follows:

----------------------------------------------------
December 31,              1996      1995      1994
----------------------------------------------------
Federal statutory rate   35.0%      34.6%     34.2%
State income taxes        1.9        1.5       2.0
Other                    (2.4)      (2.7)     (2.8)
----------------------------------------------------
Effective tax rate       34.5%      33.4%     33.4%
----------------------------------------------------

The components of the net deferred tax assets are as follows:

----------------------------------------------------
December 31,                   1996           1995
----------------------------------------------------
                                  (in thousands)
Current deferred tax asset:
 Self-insurance reserves      $1,803         $1,689
 Bad debt reserves             2,637          2,789
 State, local, and other taxes   885            635
 Payroll accruals                555            557
 Warranty reserves               466            427
 All others, net               1,277          1,144
 Valuation allowance              --             --
----------------------------------------------------
Total current deferred tax
 asset                        $7,623         $7,241
----------------------------------------------------
Noncurrent deferred tax asset:
 Self-insurance reserves      $1,208         $1,125
 Depreciation                 (1,226)          (448)
 All others, net                 104             37
 Valuation allowance              --             --
----------------------------------------------------
Total noncurrent deferred
 tax asset                      $85            $714
----------------------------------------------------

     Total income tax payments, net of refunds, were $4,510,000 in 1996, $5,511,000 in 1995, and $5,494,000 in 1994.

NOTE 6: LONG-TERM DEBT

     Long-term debt consists of a note payable for $500,000. The note bears interest at 6.25 percent payable annually. Payments of $100,000 are due for each of the next five years. The fair value of the long-term debt approximates the carrying value.

NOTE 7: COMMITMENTS AND CONTINGENCIES

     Minimum annual rentals, principally for noncancelable real estate and truck leases with terms in excess of one year, in effect at December 31, 1996, are summarized in the following table:


-------------------------------------------------------------------------
     Year                      Amount
-------------------------------------------------------------------------
                             (in thousands)

     1997                      $ 1,722

     1998                        1,433

     1999                          929

     2000                          725

     2001                          252

     2002-2006                     302

-------------------------------------------------------------------------
     Total rental commitments  $ 5,363
-------------------------------------------------------------------------

     Total rental expense charged to operations was $3,517,000 in 1996, $2,418,000 in 1995, and $2,002,000 in 1994.


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

   To assist dealers in obtaining financing for the purchase of its boats, Chaparral has entered into agreements with various dealers and financing institutions to guarantee varying amounts of the dealers' purchase debt obligations. Chaparral's obligation under its guarantee becomes effective in the case of default in payments by the dealer. The agreements provide for the return of all repossessed boats to Chaparral in new condition, in exchange for Chaparral's assumption of the unpaid debt obligation on those boats. As of December 31, 1996, guarantees outstanding totaled $4,864,000.

NOTE 8: EMPLOYEE BENEFIT PLANS

Retirement Plan--RPC has a tax-qualified defined benefit, noncontributory, trusteed retirement income plan which covers substantially all employees with at least one year of service. Benefits are based on an employee's years of service and compensation near retirement. RPC has the right to terminate or modify the plan at any time.

   Total retirement plan cost was $72,000 in 1996, $135,000 in 1995, and $95,000 in 1994. The following table details the components of the cost:

-----------------------------------------------------------------------
December 31,                             1996        1995      1994
-----------------------------------------------------------------------
                                               (in thousands)
Service cost for benefits earned
  during the period                     $   540    $   429    $   482
Interest cost on projected benefit
  obligation                                991        907        842
Actual (return) loss on plan assets      (1,719)    (2,817)        68
Net amortization and deferral               260      1,616     (1,297)
-----------------------------------------------------------------------
Total pension cost                      $    72    $   135    $    95
-----------------------------------------------------------------------


   RPC's funding policy is to contribute to the retirement income plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. No contributions were required in 1996, 1995, or 1994.

The funded status of the pension plan was as follows:

------------------------------------------------------------------------------
December 31,                                       1996             1995
------------------------------------------------------------------------------
                                                      (in thousands)
Actuarial present value of:
   Vested benefits                               $11,153          $10,416
   Non-vested benefits                               519              431
------------------------------------------------------------------------------
Accumulated benefit obligation                    11,672           10,847
Effect of projected future compensation
   increases                                       2,333            1,875
------------------------------------------------------------------------------
Projected benefit obligation                      14,005           12,722
Plan assets at fair value                         14,752           13,543
------------------------------------------------------------------------------
Plan assets in excess of projected benefit
   obligation                                        747              821
Unrecognized net losses                              708              898
Unrecognized net transition asset                 (1,060)          (1,252)
------------------------------------------------------------------------------
Prepaid pension cost                             $   395          $   467
------------------------------------------------------------------------------

   In 1996 and 1995, the projected benefit obligation was calculated using a discount rate of 7.5 percent. In 1996 and 1995, a 5.0 percent annual rate of increase in future compensation levels was used. Plan assets are invested in a diversified portfolio that consists of equity and debt securities, including U.S. government obligations. The expected long-term rate of return on plan assets is 9.5 percent.

401(k) PLAN--RPC sponsors a deferred compensation 401(k) plan that is available to substantially all full-time employees with more than six months of service. This plan allows employees to make tax-deferred contributions of up to 15 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. RPC matches 40 percent of each employee's contributions up to 3 percent of the employee's compensation. Employees vest in the RPC contributions after five years of service. The charges to expense for RPC's contributions were $276,000 in 1996, $238,000 in 1995, and $194,000 in 1994.

STOCK INCENTIVE PLANS--RPC has an Employee Incentive Stock Option Plan (the "1984 Plan") under which 500,000 shares of common stock were reserved for issuance. The 1984 Plan expired in October 1994. On January 25, 1994, RPC adopted a new ten-year Employee Stock Incentive Plan (the "1994 Plan") under which 500,000 shares of common stock were reserved for issuance. These plans provide for the issuance of various forms of stock incentives, including, among others, incentive stock options and restricted stock. As of December 31, 1996, there were 252,000 shares remaining for the granting of options or other awards under the 1994 Plan.

INCENTIVE STOCK OPTIONS--There were incentive stock options (options) outstanding to purchase 274,146 shares as of December 31, 1996, 335,488 shares as of December 31, 1995, and 344,488 as of December 31, 1994. The weighted average exercise price at December 31, 1996, was $6.45. Options granted totaled 40,000 in 1996 and 78,900 in 1994. There were no options granted in 1995. Options totaling 179,746 were exercisable at December 31, 1996. During 1996, 86,442 options to purchase shares were exercised and options to purchase 14,900 shares were canceled.

   Options for 49,846 shares expire on January 27, 1997, 78,000 shares expire on January 24, 1999, 38,300 shares expire on January 23, 2000, 68,000 shares expire on April 26, 2004, and 40,000 shares expire on January 23, 2006.

RESTRICTED STOCK--RPC has granted employees two forms of restricted stock: performance restricted and time lapse. The performance restricted shares are granted, but not earned and issued, until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of the Company stock. On the date the stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. Time lapse shares vest ten years from the grant date. There were 25,000 units granted under these restricted stock programs during 1996 and 115,000 units in 1994. There were no units granted in 1995. During 1996, 18,400 performance shares were awarded under the plans, 3,400 shares were forfeited, and 2,000 shares were canceled.

    The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions as established under the Plan have lapsed. Upon termination of employment, shares upon which restrictions have not lapsed must be returned to the Company. As of December 31, 1996, none of the shares of restricted stock were vested.

NOTE 9: BUSINESS SEGMENT INFORMATION

    Certain information with respect to RPC's business segments is set forth in the following table.

-------------------------------------------------------------------------------
December 31,                          1996          1995          1994
-------------------------------------------------------------------------------
                                             (in thousands)

Revenue:
  Oil and gas services              $101,741      $ 79,943      $ 73,098
  Boat manufacturing                  86,225        70,218        72,229
  Other                               12,867        11,218        10,438
-------------------------------------------------------------------------------
Total revenue                       $200,833      $161,379      $155,765
-------------------------------------------------------------------------------
Operating income (loss):
  Oil and gas services              $ 14,194      $ 11,360      $  8,678
  Boat manufacturing                   9,524         7,096         6,866
  Other                               (2,609)       (1,971)       (1,428)
-------------------------------------------------------------------------------
Total operating income              $ 21,109      $ 16,485      $ 14,116
-------------------------------------------------------------------------------
Identifiable assets:
  Oil and gas services              $ 68,692      $ 51,145      $ 44,224
  Boat manufacturing                  26,167        23,019        23,601
  Other, including
    corporate assets                  57,941        58,492        54,417
-------------------------------------------------------------------------------
Total identifiable assets           $152,800      $132,656      $122,242
-------------------------------------------------------------------------------


    Revenue from international operations in the oil and gas services segment totaled $12,851,000 in 1996, $7,159,000 in 1995, and $4,161,000 in 1994. The
respective operating profits were $3,096,000 in 1996, $1,680,000 in 1995, and $176,000 in 1994. There were $8,351,000 in identifiable assets attributable to these operations in 1996, $4,709,000 in 1995, and $6,353,000 in 1994.
There were no material amounts of international operations in the boat manufacturing segment.


NOTE 10: UNAUDITED QUARTERLY DATA

-------------------------------------------------------------------------------
Quarter                       First       Second         Third        Fourth
-------------------------------------------------------------------------------
                                 (in thousands except per share data)

1996
Revenue                    $ 49,717      $ 52,204      $ 44,942      $ 53,970
Net income                    3,450         3,161         2,813         3,831
Earnings per share              .24           .22           .19           .26

1995
Revenue                    $ 42,220      $44,576       $ 35,756      $ 38,827
Net income                    2,567        2,606          2,262         3,320
Earnings per share              .18          .18            .15           .23
-------------------------------------------------------------------------------

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    This item is not applicable to RPC because there has been no change in or disagreements with independent auditors.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning directors and executive officers is included in the RPC Proxy for its 1997 Annual Meeting of Stockholders, in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." This information is incorporated herein by reference. Information about executive officers is contained on page 10.

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning executive compensation is included in the RPC Proxy for its 1997 Annual Meeting of Stockholders, in the section entitled
"Executive Compensation." This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership is included in the RPC Proxy for its 1997 Annual Meeting of Stockholders, in the sections entitled "Capital Stock" and "Election of Directors." This information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is included in the RPC Proxy for its 1997 Annual Meeting of Stockholders, in the sections entitled "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation." This information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following documents are filed as part of this report.

FINANCIAL STATEMENTS                                 PAGE
--------------------                                -----
Balance Sheets as of December 31, 1996
  and 1995                                              15
Statements of Income for the three years ended
  December 31, 1996                                     16
Statements of Stockholders' Equity for the three
  years ended December 31, 1996                         16
Statements of Cash Flows for the three years
  ended December 31, 1996                               17
Notes to Financial Statements                        18-23

SCHEDULES
Schedule II--Valuation and Qualifying Accounts          25

EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
--------     ------------------------------------------------------------------

(3)(i)(a) RPC's Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(a) to the fiscal 1992 Form 10-K.

(3)(i)(b)    RPC's Certificate of Amendment of the Certificate of
             Incorporation is incorporated herein by reference to Exhibit
             (3)(i)(b) to the fiscal 1995 Form 10-K.

(3)(ii)      By-laws of RPC are incorporated herein by reference to Exhibit
             (3)(b) to the fiscal 1993 Form 10-K.

(10) RPC's 1994 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A of the 1994 Proxy Statement.

(21)         Subsidiaries of RPC.

(23)         Consent of Arthur Andersen LLP.

(24)         Powers of Attorney for Directors.

(27)         Financial Data Schedule.

REPORTS ON FORM 8-K

    No reports on Form 8-K were required to be filed by RPC for the quarter ended December 31, 1996.

    Any schedules or exhibits not shown above have been omitted because they are not applicable.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------

   ---------------------------------------------------------------------------
   RPC, INC. AND SUBSIDIARIES           (in thousands)
   ---------------------------------------------------------------------------
   For the years ended December 31, 1996, 1995, and 1994
   ---------------------------------------------------------------------------

                                Balance at  Charged to      Net      Balance at
                                Beginning    Costs and  (Write-Offs)   End of
      Description               of Period    Expenses    Recoveries    Period
   ---------------------------------------------------------------------------

   Year ended December 31, 1996
     Allowance for Doubtful
      Accounts                    $11,893     $2,624          $229     $14,288
   ---------------------------------------------------------------------------

   Year ended December 31, 1995
    Allowance for Doubtful
     Accounts                      $7,120     $1,339       ($3,434)     $11,893
   ---------------------------------------------------------------------------

   Year ended December 31, 1994
    Allowance for Doubtful
     Accounts                      $2,279     $4,431         ($410)      $7,120
   ---------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC
ACCOUNTANTS
-------------------------------------------------------------------------------
To the Directors and Stockholders of RPC, Inc.:

    We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPC, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

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


                                                     Arthur Andersen LLP

Atlanta, Georgia
March 14, 1997

SIGNATURES

------------------------------------------------------------------------------

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RPC, INC.
                                      By:

                                      /s/ R. Randall Rollins
                                      ------------------------------
                                      R. Randall Rollins
                                      Chairman of the Board of Directors
                                      (Principal Executive Officer)
                                      March 14, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ R. Randall Rollins               /s/ Ben M. Palmer
  ---------------------------          -------------------------------
  R. Randall Rollins                   Ben M. Palmer
  Chairman of the Board of Directors   Chief Financial Officer
  (Principal Executive Officer)        (Principal Financial and Accounting
                                            Officer)
  March 14, 1997                       March 14, 1997

   The Directors of RPC, Inc. (listed below) executed a power of attorney appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

                                       Bobby Joe Cudd, Director
                                       James A. Lane, Jr., Director
                                       Wilton Looney, Director
                                       Gary W. Rollins, Director
                                       John W. Rollins, Director
                                       Henry B. Tippie, Director
                                       James B. Williams, Director

                                       /s/ Richard A. Hubbell
                                       ---------------------------------
                                       Richard A. Hubbell
                                       Director and as Attorney-in-fact
                                       March 14, 1997