Form 10-Q
period 1997-03-31
RPC INC
filed 1997-04-29
CIK 742278

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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

As of March 31, 1997, RPC, Inc. had 14,701,038 shares of common stock outstanding (excluding 78,253 treasury shares).


                                    1 of 9

                          RPC, INC. AND SUBSIDIARIES
                        PART I.  FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                 AS OF MARCH 31, 1997, AND DECEMBER 31, 1996
                    (In thousands except share information)

                                                               MARCH 31,         December 31,
                                                                 1997                1996
                                                              (UNAUDITED)          (Audited)
---------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                        $15,669             $13,124
Marketable securities                                             13,842               8,149
Accounts receivable, net of allowance for doubtful
  accounts of $6,251 and $7,058, respectively                     27,412              24,156
Inventories, at lower of cost or market                           15,464              15,427
Deferred income taxes                                              6,876               7,623
Prepaid expenses and other current assets                          1,957               1,663
---------------------------------------------------------------------------------------------
Current assets                                                    81,220              70,142
---------------------------------------------------------------------------------------------
Equipment and property, net                                       50,279              47,791
Marketable securities                                             18,966              25,071
Goodwill, net                                                      7,906               8,105
Deferred income taxes                                                208                  86
Other assets                                                       1,199               1,605
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $159,778            $152,800
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                  $6,462              $6,756
Accrued payroll and related expenses                               5,292               4,541
Accrued insurance expenses                                         6,359               6,679
Accrued state, local and other taxes                               3,569               3,211
Federal income taxes payable                                       1,589                  88
Accrued discounts                                                  1,005                 786
Other accrued expenses                                             9,335               8,889
---------------------------------------------------------------------------------------------
Current liabilities                                               33,611              30,950
---------------------------------------------------------------------------------------------
Long-term accrued insurance expenses                               3,606               3,551
Long-term debt                                                       300                 500
---------------------------------------------------------------------------------------------
Total liabilities                                                 37,517              35,001
---------------------------------------------------------------------------------------------
Commitments and contingencies
---------------------------------------------------------------------------------------------
Common stock                                                       1,478               1,471
Capital in excess of par value                                    35,528              35,176
Earnings retained                                                 85,708              81,555
Common stock in treasury, at cost, 78,253 shares
  and 74,953 shares, respectively                                   (453)               (403)
---------------------------------------------------------------------------------------------
Total stockholders' equity                                       122,261             117,799
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $159,778            $152,800
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------


                                    2 of 9

                          RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED MARCH 31, 1997, AND 1996
                (In thousands except share and per share data)
                                 (Unaudited)


                                                 Three months ended March 31,
                                                 ----------------------------
                                                     1997            1996
-----------------------------------------------------------------------------

REVENUE                                              $58,203         $49,717
-----------------------------------------------------------------------------

Cost  of  goods  sold                                 22,414          20,830
Operating  expenses                                   26,946          22,068
Depreciation and amortization                          2,778           2,032
Interest  income                                        (508)           (438)
-----------------------------------------------------------------------------
Income before income taxes                             6,573           5,225
Income tax provision                                   2,266           1,775
-----------------------------------------------------------------------------
NET INCOME                                            $4,307          $3,450
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


EARNINGS PER SHARE                                     $0.29           $0.24
-----------------------------------------------------------------------------

Average shares outstanding                        14,663,800      14,544,688
-----------------------------------------------------------------------------





                                    3 of 9

                          RPC, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1997, and 1996
                                (In thousands)
                                  (Unaudited)


                                                  Three months ended March 31,
                                                  ----------------------------
                                                      1997            1996
-----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES                  $6,677          $3,767
-----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                  (5,240)         (5,530)
Proceeds from sale of equipment and property             683             754
Net sale (purchase) of marketable securities             412            (270)
Other                                                   (120)           (447)
-----------------------------------------------------------------------------
Net cash (used for) investing activities              (4,265)         (5,493)
-----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                  133               0
-----------------------------------------------------------------------------
Net cash provided by financing activities                133               0
-----------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents   2,545          (1,726)
Cash and cash equivalents at beginning of period      13,124          18,126
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period           $15,669         $16,400
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------



                                    4 of 9

                          RPC, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996.

     In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Registrant as of March 31, 1997, the results of operations and the changes in cash flows for the three months then ended.

2. Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.

3. The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.




                                    5 of 9

                          RPC, INC. AND SUBSIDIARIES


                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996


Revenue for the first quarter ended March 31, 1997 was $58,203,000 compared with $49,717,000 for the quarter ended March 31, 1996 and $53,970,000 for the previous quarter ended December 31, 1996. Revenue for the quarter ended
March 31, 1997 increased $8,486,000 or 17% from the same period one year ago and increased $4,233,000 or 8% from the quarter ended December 31, 1996. The oil and gas services segment revenue of $29,974,000 increased 32% from last year's first quarter primarily due to a higher level of oil and gas exploration and production activities and expansion of international operations. The oil and gas services segment revenue decreased 1% from the quarter ended December 31, 1996. The power boat manufacturing segment revenue for the quarter ended
March 31, 1997 of $24,935,000 increased 8% from last year's first quarter of $23,165,000 as the result, we believe, of an increase in Chaparral's market share. The power boat manufacturing segment revenue increased 21% from the quarter ended December 31, 1996 as a result of a normal seasonal upturn.

Net income for the quarter ended March 31, 1997 was $4,307,000 or 29 cents per share compared to net income of $3,450,000 or 24 cents per share for the quarter ended March 31, 1996 and net income of $3,831,000 or 26 cents per share for the quarter ended December 31, 1996. The increase in earnings from the same period one year ago was due to the revenue increase for both business segments as well as improved margins for the oil and gas services segment.




                                    6 of 9

                          RPC, INC. AND SUBSIDIARIES

                                ITEM 2.  CONT'D


FINANCIAL CONDITION

The Registrant's current ratio remained strong as of March 31, 1997 with current assets of $81,220,000 exceeding current liabilities of $33,611,000 by a ratio of 2.4-to-1. This compares to a current ratio of 2.3-to-1 at December 31, 1996.

Capital expenditures during the first three months of $5,240,000 were primarily for revenue-producing equipment in the oil and gas services segment. The remainder was spent on various purchases for the other business segments. Funding for future capital requirements will be provided from operations.




                                    7 of 9

                          RPC, INC. AND SUBSIDIARIES


                          PART II. OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of Shareholders was held on April 22, 1997.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27  -  Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 1997.




                                    8 of 9

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        RPC, INC.



                                        /s/ Richard A. Hubbell
                                        ----------------------
Date:  April 25, 1997                   Richard A. Hubbell
                                        President and Chief Operating Officer


                                        /s/ Ben M. Palmer
                                        ----------------------
Date:  April 25, 1997                   Ben M. Palmer
                                        Treasurer and Chief Financial Officer




                                    9 of 9