Form 10-Q
period 1997-06-30
RPC INC
filed 1997-08-13
CIK 742278

                          SECURITIES AND EXCHANGE COMMISSION


                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997


/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                            Commission File No. 1-8726


                                     RPC, INC.


        Delaware                                58-1550825
(State of Incorporation)              (I.R.S. Employer Identification Number)


                2170 Piedmont Road, NE, Atlanta, Georgia  30324
                      Telephone Number -- (404) 321-2140



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   ------


As of June 30, 1997, RPC, Inc. had 14,703,438 shares of common stock outstanding (excluding 78,253 treasury shares).


                                    1 of 9

                           RPC, INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997, AND DECEMBER 31, 1996
                     (In thousands except share information)

                                                                                         June 30,     December 31,
                                                                                           1997          1996
                                                                                        -----------  ------------
                                                                                        (Unaudited)    (Audited)
ASSETS

Cash and cash equivalents.............................................................   $  11,432    $   13,124
Marketable securities.................................................................       6,728         8,149
Accounts receivable, net of allowance for doubtful accounts of $6,864 and $7,058,
  respectively........................................................................      33,741        24,156
Inventories, at lower of cost or market...............................................      14,494        15,427
Deferred income taxes.................................................................       7,440         7,623
Prepaid expenses and other current assets.............................................       1,337         1,663
                                                                                        -----------  ------------
Current assets........................................................................      75,172        70,142
                                                                                        -----------  ------------
Equipment and property, net...........................................................      53,773        47,791
Marketable securities.................................................................      30,776        25,071
Goodwill, net.........................................................................       8,733         8,105
Deferred income taxes.................................................................          --            86
Other assets..........................................................................       1,168         1,605
                                                                                        -----------  ------------
Total assets..........................................................................   $ 169,622    $  152,800
                                                                                        -----------  ------------
                                                                                        -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable......................................................................   $   7,632    $    6,756
Accrued payroll and related expenses..................................................       4,583         4,541
Accrued insurance expenses............................................................       6,435         6,679
Accrued state, local and other taxes..................................................       3,633         3,211
Federal income taxes payable..........................................................         176            88
Accrued discounts.....................................................................       1,333           786
Current portion of long-term debt.....................................................       1,159            --
Other accrued expenses................................................................      10,451         8,889
                                                                                        -----------  ------------
Current liabilities...................................................................      35,402        30,950
                                                                                        -----------  ------------
Long-term accrued insurance expenses..................................................       4,601         3,551
Long-term debt........................................................................       1,402           500
                                                                                        -----------  ------------
Total liabilities.....................................................................      41,405        35,001
                                                                                        -----------  ------------
Commitments and contingencies
Common stock..........................................................................       1,478         1,471
Capital in excess of par value........................................................      35,560        35,176
Earnings retained.....................................................................      91,632        81,555
Common stock in treasury, at cost, 78,253 shares and 74,953 shares, respectively......        (453)         (403)
                                                                                        -----------  ------------
Total stockholders' equity............................................................     128,217       117,799
                                                                                        -----------  ------------
Total liabilities and stockholders' equity............................................   $ 169,622    $  152,800
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                    2 of 9

                           RPC, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1997, AND 1996
                  (In thousands except share and per share data)
                                   (Unaudited)


                                                           Three Months Ended June 30,   Six Months Ended June 30,
                                                           ---------------------------  --------------------------
                                                               1997          1996           1997          1996
                                                           ------------  ------------   ------------  ------------
Revenue..................................................  $     67,032  $     52,204   $    125,235  $    101,921
                                                           ------------  ------------   ------------  ------------
Cost of goods sold.......................................        24,969        22,257         47,383        43,087
Operating expenses.......................................        30,499        23,320         57,445        45,388
Depreciation and amortization............................         3,118         2,250          5,896         4,282
Interest income..........................................          (582)         (414)        (1,090)         (852)
                                                           ------------  ------------   ------------  ------------
Income before income taxes...............................         9,028         4,791         15,601        10,016
Income tax provision.....................................         3,116         1,630          5,382         3,405
                                                           ------------  ------------   ------------  ------------
Net income...............................................  $      5,912  $      3,161   $     10,219  $      6,611
                                                           ------------  ------------   ------------  ------------
                                                           ------------  ------------   ------------  ------------
Earnings per share.......................................  $       0.41  $       0.22   $       0.70  $       0.46
                                                           ------------  ------------   ------------  ------------
Average shares outstanding...............................    14,574,149    14,567,413     14,577,160    14,556,050
                                                           ------------  ------------   ------------  ------------

                                       3 of 9

                           RPC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997, and 1996
                                 (In thousands)
                                   (Unaudited)


                                                                                          Six Months Ended June 30,
                                                                                          -------------------------
                                                                                            1997            1996
                                                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES....................................................  $  11,772       $   8,130
                                                                                          ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures....................................................................    (11,816)        (10,722)
Proceeds from sale of equipment and property............................................      1,391           1,009
Net (purchase) sale of marketable securities............................................     (4,284)          2,763
Other...................................................................................      1,093            (457)
                                                                                          ---------       ---------
Net cash (used for) investing activities................................................    (13,616)         (7,407)
                                                                                          ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options.................................................        152               4
                                                                                          ---------       ---------
Net cash provided by financing activities...............................................        152               4
                                                                                          ---------       ---------
Net (decrease) increase in cash and cash equivalents....................................     (1,692)            727
Cash and cash equivalents at beginning of period........................................     13,124          18,126
                                                                                          ---------       ---------
Cash and cash equivalents at end of period..............................................  $  11,432       $  18,853
                                                                                          ---------       ---------
                                                                                          ---------       ---------

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

    In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Registrant as of June 30, 1997, the results of operations for the quarter and the six months ended June 30, 1997 and 1996, and the cash flows for the six months ended June 30, 1997 and 1996.

2. Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.

3. The results of operations for the quarter ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


                                       5 of 9

                              RPC, INC. AND SUBSIDIARIES

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Revenue for the first quarter ended June 30, 1997 was $67,032,000 compared with $52,204,000 for the quarter ended June 30, 1996 and $58,203,000 for the previous quarter ended March 31, 1997. Revenue for the quarter ended June 30, 1997 increased $14,828,000 or 28% from the same period one year ago and increased $8,829,000 or 15% from the quarter ended March 31, 1997. The oil and gas services segment revenue of $34,898,000 increased 47% from last year's second quarter primarily due to a higher level of oil and gas exploration and production activities by the major and independent oil companies, and expansion of international operations. The oil and gas services segment revenue increased 16% from the quarter ended March 31, 1997. The powerboat manufacturing segment revenue for the quarter ended June 30, 1997 of $28,846,000 increased 13% from last year's second quarter of $25,519,000 as the result, we believe, of an increase in Chaparral's market share. The powerboat manufacturing segment revenue increased 16% from the quarter ended March 31, 1997 as a result of a normal seasonal upturn.

Net income for the quarter ended June 30, 1997 was $5,912,000 or 41 cents per share compared to net income of $3,161,000 or 22 cents per share for the quarter ended June 30, 1996 and net income of $4,307,000 or 29 cents per share for the quarter ended March 31, 1997. The increase in earnings from the same period one year ago was due to the revenue increase for both business segments as well as improved margins for the oil and gas services segment.

                                       6 of 9

                              RPC, INC. AND SUBSIDIARIES

                                   ITEM 2.  CONT'D


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Revenue for the six months ended June 30, 1997 increased 23% or $23,314,000 to $125,235,000 compared with $101,921,000 for the six months ended June 30, 1996. An increase of 40% occurred in the oil and gas services segment and an increase of 10% occurred in the powerboat manufacturing segment The oil and gas services segment revenue increased despite recent declines in oil prices.
 A higher level of oil and gas exploration and production activities by the major and independent oil companies and expansion of international operations contributed to the increase. The powerboat manufacturing revenue increased despite an overall decline in sales in the powerboat market. We believe this increase is the result of increased market share.

Net income for the six months ended June 30, 1997 was $10,219,000 or 70 cents per share compared to net income of $6,611,000 or 46 cents per share for the six months ended June 30, 1996. The increase in earnings from the same period one year ago was due to the revenue increase for both business segments as well as improved margins for the oil and gas services segment.


FINANCIAL CONDITION

The Registrant's current ratio remained strong as of June 30, 1997 with current assets of $75,172,000 exceeding current liabilities of $35,402,000 by a ratio of 2.1-to-1. This compares to a current ratio of 2.4-to-1 at March 31, 1997.

Capital expenditures during the first six months of $11,816,000 were primarily for revenue-producing equipment in the oil and gas services segment. The remainder was spent on various purchases for the other business segments. Funding for future capital requirements will be provided from operations.

                                       7 of 9

                              RPC, INC. AND SUBSIDIARIES

                              PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27--Financial Data Schedule

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 1997.

                                       8 of 9

                                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RPC, INC.


                                  /s/ Richard A. Hubbell
                                  -------------------------
Date:  August 11, 1997            Richard A. Hubbell
                                  President and Chief Operating Officer


                                  /s/ Ben M. Palmer
                                  -------------------------
Date:  August 11, 1997            Ben M. Palmer
                                  Treasurer and Chief Financial Officer


                                       9 of 9