Form 10-Q
period 1997-09-30
RPC INC
filed 1997-11-05
CIK 742278

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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


As of September 30, 1997, RPC, Inc. had 14,840,591 shares of common stock outstanding (excluding 80,999 treasury shares).


                                        1 of 9

                                           RPC, INC. AND SUBSIDIARIES
                                         PART I. FINANCIAL INFORMATION
                                          ITEM 1. FINANCIAL STATEMENTS

                                          CONSOLIDATED BALANCE SHEETS
                                AS OF SEPTEMBER 30, 1997, AND DECEMBER 31, 1996
                                    (In thousands except share information)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                       (UNAUDITED)    (AUDITED)
                                                                                      -------------  ------------
ASSETS
Cash and cash equivalents...........................................................   $    15,504    $   13,124
Marketable securities...............................................................        10,831         8,149
Accounts receivable, net of allowance for doubtful accounts of $6,831 and $7,058,
  respectively......................................................................        34,328        24,156
Inventories, at lower of cost or market.............................................        15,110        15,427
Deferred income taxes...............................................................         7,520         7,623
Prepaid expenses and other current assets...........................................           472         1,663
                                                                                      -------------  ------------
Current assets......................................................................        83,765        70,142
                                                                                      -------------  ------------
Equipment and property, net.........................................................        55,615        47,791
Marketable securities...............................................................        27,036        25,071
Intangible assets, net..............................................................         8,511         8,105
Deferred income taxes...............................................................            --            86
Other assets........................................................................         1,157         1,605
                                                                                      -------------  ------------
TOTAL ASSETS........................................................................   $   176,084    $  152,800
                                                                                      -------------  ------------
                                                                                      -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable....................................................................   $     8,559    $    6,756
Accrued payroll and related expenses................................................         5,027         4,541
Accrued insurance expenses..........................................................         7,167         6,679
Accrued state, local and other taxes................................................         4,297         3,211
Federal income taxes payable........................................................            --            88
Accrued discounts...................................................................           589           786
Current portion of long-term debt...................................................           847            --
Other accrued expenses..............................................................        10,424         8,889
                                                                                      -------------  ------------
Current liabilities.................................................................        36,910        30,950
                                                                                      -------------  ------------
Long-term accrued insurance expenses................................................         4,545         3,551
Long-term debt......................................................................         1,413           500
                                                                                      -------------  ------------
Total liabilities...................................................................        42,868        35,001
                                                                                      -------------  ------------
Commitments and contingencies
                                                                                      -------------  ------------
Common stock........................................................................         1,484         1,471
Capital in excess of par value......................................................        36,388        35,176
Earnings retained...................................................................        95,862        81,555
Common stock in treasury, at cost, 80,999 shares and 74,953 shares, respectively....          (518)         (403)
                                                                                      -------------  ------------
Total stockholders' equity..........................................................       133,216       117,799
                                                                                      -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................   $   176,084    $  152,800
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                                     2 of 9

                                           RPC, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 1997, AND 1996
                                 (In thousands except share and per share data)
                                                  (Unaudited)

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
REVENUE..................................................  $     57,857  $     44,942  $    183,092  $    146,863
                                                           ------------  ------------  ------------  ------------
Cost of goods sold.......................................        17,191        16,037        64,574        59,124
Operating expenses.......................................        29,539        22,674        86,985        68,062
Depreciation and amortization............................         3,512         2,338         9,408         6,620
Interest income..........................................          (645)         (479)       (1,735)       (1,331)
                                                           ------------  ------------  ------------  ------------
Income before income taxes...............................         8,260         4,372        23,860        14,388
Income tax provision.....................................         2,850         1,559         8,232         4,964
                                                           ------------  ------------  ------------  ------------
NET INCOME...............................................  $      5,410  $      2,813  $     15,628  $      9,424
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
EARNINGS PER SHARE.......................................  $       0.36  $       0.19  $       1.06  $       0.65
                                                           ------------  ------------  ------------  ------------
Average shares outstanding...............................    14,882,877    14,569,786    14,775,954    14,560,662
                                                           ------------  ------------  ------------  ------------

                                                     3 of 9

                                           RPC, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997, and 1996
                                                 (In thousands)
                                                   (Unaudited)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES........................................................  $  21,774  $  16,789
                                                                                              ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................................................    (16,904)   (16,236)
Proceeds from sale of equipment and property................................................      1,932      1,434
Net (purchase) sale of marketable securities................................................     (4,647)    (6,188)
Other.......................................................................................        712       (500)
                                                                                              ---------  ---------
Net cash (used for) investing activities....................................................    (18,907)   (21,490)
                                                                                              ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividend distributions......................................................................       (736)        --
Proceeds from exercise of stock options.....................................................        249         32
                                                                                              ---------  ---------
Net cash provided by financing activities...................................................       (487)        32
                                                                                              ---------  ---------
Net increase (decrease) in cash and cash equivalents........................................      2,380     (4,669)
Cash and cash equivalents at beginning of period............................................     13,124     18,126
                                                                                              ---------  ---------
Cash and cash equivalents at end of period..................................................  $  15,504  $  13,457
                                                                                              ---------  ---------
                                                                                              ---------  ---------

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

    In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, the results of operations for the quarter and nine months then ended and the cash flows for the nine months then ended.

2. Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.

3. The results of operations for the quarter and the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.



                                        5 of 9

                              RPC, INC. AND SUBSIDIARIES



                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996



Revenue for the third quarter ended September 30, 1997, was $57,857,000 compared with $44,942,000 for the quarter ended September 30, 1996, and $67,032,000 for the previous quarter ended June 30, 1997. Revenue for the quarter ended September 30, 1997, increased $12,915,000 or 29% from the same period one year ago and decreased $9,175,000 or 14% from the quarter ended June 30, 1997. The oil and gas services segment revenue of $35,512,000 increased 42% from last year's third quarter primarily due to a 20% increase in the average natural gas rig count and a 23% increase in the average U.S. rig count from September 30, 1996. This increase is attributable to a higher level of oil and gas exploration and production activities by the major and independent oil companies, and expansion of international operations. The oil and gas services segment revenue increased 2% from the quarter ended June 30, 1997. The powerboat manufacturing segment revenue for the quarter ended September 30, 1997, of $19,136,000 increased 13% from last year's third quarter of $16,961,000 as the result, we believe, of an increase in Chaparral's market share. The powerboat manufacturing segment revenue decreased 34% from the quarter ended June 30, 1997, as a result of the normal seasonal decline.

Net income for the quarter ended September 30, 1997, was $5,410,000 or $0.36 per share versus net income of $2,813,000 or $0.19 per share for the quarter ended September 30, 1996, and net income of $5,912,000 or $0.41 per share for the quarter ended June 30, 1997. The increase in earnings from the same period one year ago was due to the revenue increase and improved profit margins for both the oil and gas services and the powerboat manufacturing segments.





                                        6 of 9

                              RPC, INC. AND SUBSIDIARIES

                                   ITEM 2.  CONT'D


NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenue for the nine months ended September 30, 1996, increased 25% to $183,092,000 compared to $146,863,000 for the nine months ended September 30, 1996. An increase of 40% occurred in the oil and gas services segment and an 11% increase occurred in the powerboat manufacturing segment. The last nine months have seen an upturn in the oil and gas industry as a whole. In particular, natural gas prices have stabilized to the extent that investors, drillers, and exploration companies have maintained a higher level of activity than in previous years. Rising U.S. demand and reduced storage capacity has allowed natural gas prices and the average U.S. rig count to increase. The expansion of international operations has also contributed to the increase. The powerboat manufacturing revenue increased despite an overall decline in sales in the powerboat market. We believe this increase is the result of increased market share.

Net income for the nine months ended September 30, 1997, was $15,628,000 or $1.06 per share compared to net income of $9,424,000 or $0.65 per share for the nine months ended September 30, 1996. The 66% increase in earnings from the same period one year ago was due to the revenue increases and improved profit margins for both the oil and gas services and the powerboat manufacturing segments.

FINANCIAL CONDITION

The Company's current ratio remained strong as of September 30, 1997, with current assets of $83,765,000 exceeding current liabilities of $36,910,000 by a ratio of 2.3-to-1. This compares to a current ratio of 2.3-to-1 at December 31, 1996.

Capital expenditures during the first nine months of 1996 totaling $16,904,000 were primarily for revenue-producing equipment in the oil and gas services segment. The remainder was spent on various purchases for the other business segments. Funding for future capital requirements will be provided from operations.

The Company's Board of Directors declared a split of its common stock on October 28, 1997 to be effective on December 10, 1997 of one share of common stock for each share held of record at the close of business November 10, 1997. The two-for-one stock split is being made at this time to not only broaden the market for the stock but also due to the Company's continued strong financial performance.

                                        7 of 9

                              RPC, INC. AND SUBSIDIARIES


                              PART II. OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27  -  Financial Data Schedule

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 1997.






                                        8 of 9

                                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RPC, INC.


                                       /s/ Richard A. Hubbell
                                       ----------------------------------------
Date:  November 3, 1997                Richard A. Hubbell
                                       President and Chief Operating Officer


                                       /s/ Ben M. Palmer
                                       ----------------------------------------
Date:  November 3, 1997                Ben M. Palmer
                                       Treasurer and Chief Financial Officer





                                        9 of 9