Form 10-K405
period 1997-12-31
RPC INC
filed 1998-03-27
CIK 742278

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934

                   For the fiscal year ended December 31, 1997

   / / Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


                           Commission File No. 1-8726

                                    RPC, INC.

        Delaware                                  58-1550825
(State of Incorporation)             (I.R.S. Employer Identification No.)

                 2170 Piedmont Road, NE, Atlanta, Georgia 30324
                         Telephone Number-(404) 321-2140


           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class:           Name of each exchange on which registered:
Common Stock, $0.10 Par Value            The New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 2, 1998, RPC, Inc. had 29,644,990 shares of common stock outstanding (excluding 169,392 treasury shares), and the aggregate market value of this stock (based on the closing price on The New York Stock Exchange of $11.3125 per share) held by nonaffiliates was $115,273,289.

                      Documents Incorporated by Reference:



Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 13.

Part I

Item 1. Business

Principal Products and Services

         RPC, Inc. ("RPC") was incorporated as RPC Energy Services, Inc. in the state of Delaware on January 20, 1984. RPC has two major business segments: boat manufacturing and oil and gas services.

Boat Manufacturing

         Chaparral Boats, Inc. ("Chaparral"), a wholly owned subsidiary of RPC, sells four lines of powerboats to a nationwide network of independent dealers. These lines consist of two different runabout lines, a deckboat line, and a cruiser line. New models are introduced each year. Operations are seasonal in nature with the second quarter recording the highest sales volume for the year. This business segment contributed 39 percent of RPC's consolidated revenue in 1997, 43 percent in 1996, and 44 percent in 1995. Research and development expenditures, totaling $2,122,000 in 1997, $1,951,000 in 1996, and $1,559,000 in
1995, were necessary to generate new product innovations.

Oil and Gas Services

         The oil and gas services segment provides a variety of services, equipment, and personnel to the oil and gas industry. Service locations include Belle Chasse, Houma, Lafayette, Venice, Fourchon, and Morgan City, Louisiana; Alice, Corpus Christi, Houston, Longview, and Odessa, Texas; Elk City, Woodward, Lindsay, and McAlester, Oklahoma; Rock Springs, Wyoming; Venezuela and Algeria. The oil and gas services business is not generally seasonal. However, severe weather conditions will increase the demand for oil and natural gas, which generally results in an increase in the demand for our services. During 1997, 1996, and 1995 there were no material expenditures for research and development in this business segment.

         The services provided by the oil and gas services segment of RPC include the following:

Oil Field Services

         Cudd Pressure Control, Inc. ("Cudd"), a wholly owned subsidiary of RPC, provides a wide range of oil and gas well services throughout the southwestern United States and other countries. These oil field services include coiled tubing, snubbing, nitrogen pumping, wireline, marine, and well control. This portion of the business segment contributed 32 percent of RPC's consolidated revenue in 1997, 29 percent in 1996, and 29 percent in 1995. During 1997, Cudd began operations of two new divisions: Energy Personnel International and Thru-Tubing Solutions. Energy Personnel International specializes in well site consulting. Thru-Tubing Solutions supplies tools and personnel for downhole work related to the coiled tubing service line.

Equipment Rental Services

         Patterson Services, Inc., a wholly owned subsidiary of RPC, offers specialized tools and equipment on a rental basis. These include drill pipe, drill collars, tubing, blowout preventors, and torque-turning equipment. In addition, Patterson Services provides experienced personnel to install and remove customer-owned casing at well sites and operate company-owned, diesel-driven hammers and welding machines used to weld and drive pipe into the ground. On average, approximately 26 percent of rental equipment was rented on a daily basis in 1997 and 21 percent in 1996. In the rental business, maximum utilization is approximately 50 percent due to transportation, inspection, and cleaning requirements. This portion of the business segment contributed 15 percent of RPC's consolidated revenue in 1997, 13 percent in 1996, and 12 percent in 1995.

Storage and Inspection Services

         Patterson Tubular Services, Inc. ("PTS"), a wholly owned subsidiary of RPC, performs tubular inspections, stores pipe, and inventories pipe using an on-line computerized inventory system. Waterfront dock facilities enable PTS to service a wide variety of offshore and inland vessels.

         In January 1996 PTS opened a state-of-the-art internal pipe-coating facility in Channelview, Texas. The plant uses CERAM-KOTE
54(r), a high-performance ceramic-epoxy coating system, which provides abrasion and corrosion protection.

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

Employees

         At December 31, 1997, RPC employed 1,811 persons.

Environmental Considerations

         The capital expenditures, earnings, and competitive position of RPC are not materially affected by compliance with federal, state, and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Financial Information About Industry Segments

         Information about RPC's operations by segment, as well as financial information about foreign and domestic operations for the three years ended December 31, 1997, is set forth in Note 9 of the Financial Statements on page 23.

Item 2. Properties

         RPC owns or leases 60 offices and operating facilities. Considered individually, the only facility that represents a materially important physical property is the boat manufacturing plant in Nashville, Georgia. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities are as follows:

Owned Locations

Houston, Texas-Pipe storage terminal, inspection shed, and pipe coating facility

Nashville, Georgia-Boat manufacturing facility

Irving, Texas-Crane fabrication plant

Houma, Louisiana-Oil and gas administrative office

Leased Locations

Morgan City, Louisiana-Pipe storage terminal and inspection shed

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


Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of 1997.


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


Name and Office                                             Date First
with Registrant                     Age                  Elected to Office

R. Randall Rollins                  66
Chairman of the Board                                         1/24/84
Chief Executive Officer

Richard A. Hubbell                  53
President                                                     1/27/87
Chief Operating Officer

Bobby Joe Cudd                      68
Executive Vice President                                      1/24/84

James A. Lane, Jr.                  55
Executive Vice President                                      1/27/87

William S. Pegg                     55
Executive Vice President                                      1/27/87

Linda H. Graham                     61
Vice President                                                1/27/87
Secretary

Ben M. Palmer                       37
Chief Financial Officer                                       7/8/96
Treasurer

Part II

Item 5. Market For Registrant's Common Equity and Related
Stockholder Matters

         RPC common stock is listed for trading on the New York Stock Exchange under the symbol RES. All prices have been adjusted to reflect the two-for-one stock split, effective December 11, 1997. At the close of business on December 31, 1997, there were 1,346 holders of record of common stock. The high and low prices of RPC's common stock for each quarter in the years ended December 31, 1997 and 1996, were as follows:

------------------------------------------------------------------------------------
                                          1997                       1996
------------------------------------------------------------------------------------
Quarter                            High          Low           High          Low
------------------------------------------------------------------------------------
First                         $     7.688    $     7.188    $    5.313    $    4.322
Second                              7.407          6.188         6.750         4.938
Third                              16.219          7.344         6.000         5.313
Fourth                             15.313         11.125         8.125         5.625
------------------------------------------------------------------------------------




         During 1997, RPC declared and paid a cash dividend of $0.025 cents per common share payable September 10, 1997, and December 10, 1997. Prior to 1997, no dividends were declared or paid.


Item 6. Selected Financial Data

----------------------------------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES  (in thousands except per share data)
----------------------------------------------------------------------------------------------------------
                                                        1997      1996        1995      1994       1993
----------------------------------------------------------------------------------------------------------
OPERATIONS SUMMARY
Revenue                                               $245,799   $200,833   $161,379   $155,765   $123,481
Net costs and expenses                                 211,836    180,596    145,228    142,583    113,534
----------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of accounting change                           33,963     20,237     16,151     13,182      9,947
Income tax provision                                    11,718      6,982      5,396      4,404      3,270
----------------------------------------------------------------------------------------------------------
Income before cumulative effect
  of accounting change                                  22,245     13,255     10,755      8,778      6,677
Cumulative effect of a change in
  accounting for income taxes                             --         --         --         --          150
----------------------------------------------------------------------------------------------------------
Net income                                            $ 22,245   $ 13,255   $ 10,755   $  8,778   $  6,827
----------------------------------------------------------------------------------------------------------
Per share:
  Earnings before accounting change
    Basic                                                  .76        .46        .37        .31        .23
    Diluted                                                .75        .46        .37        .31        .23
  Earnings after accounting change
    Basic                                                  .76        .46        .37        .31        .24
    Diluted                                                .75        .46        .37        .31        .24
Cash dividends declared                                    .05       --         --         --         --
----------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES                                  $ 20,479   $ 20,889   $ 15,529   $ 10,618   $  6,630
----------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets                                          $182,518   $152,800   $132,656   $122,242   $109,992
Working capital                                         50,395     39,192     41,943     37,827     33,943
Stockholders' equity                                   139,376    117,799    104,361     93,499     84,614
----------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

Consolidated

         RPC's revenue and net income increased in 1997. This was RPC's tenth consecutive year of profitable operations. Consolidated revenue increased 22 percent in 1997 to $245,799,000 compared to $200,833,000 in 1996. Consolidated revenue in 1996 was 24 percent higher than 1995 revenue of $161,379,000. Both major business segments contributed to the growth experienced in 1997. The boat manufacturing segment increased revenue 10 percent. Chaparral has been able to increase its market share and expand its revenues despite minimal growth in this industry. The oil and gas services segment increased revenue 35 percent in 1997. A rising world energy demand and a favorable economic climate in the United States have had a favorable effect on the oil and gas industry.

         Income before income taxes was $33,963,000 in 1997, $20,237,000 in 1996, and $16,151,000 in 1995. This represented an increase of $13,726,000 or 68 percent in 1997 and an increase of $4,086,000 or 25 percent in 1996. The boat manufacturing segment generated a 30 percent increase in income before income taxes due primarily to an increase in the volume of boats sold in all boat lines. In addition, there was a slight improvement in margins at Chaparral in spite of continued price competition in this segment. The oil and gas services segment produced a 93 percent increase in income before income taxes in 1997 due primarily to increased utilization of our equipment and personnel, coupled with effective cost controls and improvement in results of international operations, especially in Venezuela.

         Consolidated net income was $22,245,000 or $0.75 diluted earnings per share in 1997 compared to $13,255,000 or $0.46 diluted earnings per share in 1996. This compares to $0.76 basic earnings per share in 1997 versus $0.46 basic earnings per share in 1996. Consolidated net income in 1995 was $10,755,000 or $0.37 diluted and basic earnings per share. This represented an increase of $8,990,000 or 68 percent in 1997 and an increase of $2,500,000 or 23 percent in 1996.

Revenue-Business Segments

Boat Manufacturing-The boat manufacturing segment reported a 10 percent or $8,804,000 increase in revenue from $86,225,000 in 1996 to $95,029,000 in 1997.
Revenue for 1995 was $70,218,000. A five year boat structure warranty is provided for boats, beginning in the 1992 model year. These warranty terms, though, have no material effect on working capital.

         The total number of boats sold by Chaparral in 1997 increased 5 percent due to a favorable reaction to newer models and additional gains in market share. The SS line of family runabouts, introduced in 1993, and the Sunesta, the deckboat line introduced in 1992, continued to be very popular. Revenues also continued to increase as a result of the favorable response to the dealer incentive schedule, which reduces the fluctuation in production levels, and increased production of higher priced models to meet dealer demands. There were price increases in July 1997 and December 1997 that averaged 2 percent and 3 percent, respectively, as a result of higher material costs.

         The total number of boats sold by Chaparral in 1996 increased 19 percent compared to 1995. The increase was due to increased sales from new model changes coupled with a favorable response to the new dealer incentive schedule. Oil and Gas Services-The oil and gas services segment contributed $137,599,000 or 56 percent of 1997 revenue. Revenue was $101,741,000 in 1996 and $79,943,000 in 1995. The 35 percent increase in 1997 can be attributed to a number of factors, including higher utilization of our specialized equipment and personnel coupled with modest price increases. This resulted from increased spending on exploration and production by the major and independent oil companies. Patterson Services' revenue increased 52 percent in 1997 as demand increased for its specialized rental tools, especially in the offshore Gulf of Mexico region. Cudd Pressure Control's international operations experienced a 32 percent increase in revenues in 1997 due to expanding business volume and select international opportunities related to blowouts, well control, and other special project work.

         The revenue increase for the oil and gas services segment of 27 percent in 1996 was due to increased equipment utilization for Patterson Services coupled with increases in Cudd Pressure Control's international revenues from the acquisition of the remaining 50 percent ownership interest in SPA-Cudd in January 1996 to form Cudd de Venezuela.

Expenses

         Cost of goods sold for the boat manufacturing segment was $72,899,000 in 1997 compared to $67,426,000 in 1996 and $55,826,000 in 1995. This represents an increase of $5,473,000 or 8 percent in 1997, which approximates the increase in revenue. As a percent of revenue, cost of goods sold for this segment was 77 percent in 1997 and 78 percent in 1996 and 80 percent in 1995. The decrease as a percentage of segment revenues can be attributed to better inventory controls. The remaining cost of goods sold was incurred by subsidiaries in other businesses.

         Consolidated operating expenses were $117,777,000 in 1997, $95,820,000 in 1996, and $76,412,000 in 1995. Expenses were 23 percent higher in 1997 than in 1996, primarily in the oil and gas services segment, in line with this segment's revenue increase.

         The boat manufacturing segment's operating expenses were $9,595,000 in 1997, which as a percent of revenue was comparable to 1996. The oil and gas services segment's operating expenses were $99,981,000 or 73 percent of this segment's revenue in 1997. Operating expenses were $79,421,000 or 78 percent of this segment's revenue in 1996 and $62,622,000 or 78 percent of this segment's revenue in 1995.

         The portion of depreciation and amortization not included in cost of goods sold was $12,877,000 in 1997, $9,210,000 in 1996, and $6,843,000 in 1995.
The majority of this expense represented the oil and gas services segment depreciation of $11,521,000 in 1997, $8,126,000 in 1996, and $5,961,000
in 1995. The 1997 increase of $3,667,000 or 40 percent was due primarily to increased capital expenditures. Chaparral's depreciation expense for production equipment is a component of cost of goods sold, therefore this category includes only amortization of intangibles and depreciation of nonproduction assets. Chaparral's depreciation and amortization was $780,000 for 1997, $734,000 for 1996, and $769,000 for 1995. Amortization of intangible assets was $865,000 in 1997, $797,000 in 1996, and $709,000 in 1995.

Interest Income

         Interest income was $2,376,000 in 1997, $2,018,000 in 1996, and
$2,181,000 in 1995. The increase in total cash and marketable securities from $46,344,000 at December 31, 1996, to $58,184,000 at December 31, 1997, resulted in an increase in interest income of 18 percent in 1997 due to higher average balances offset by moderately lower yields.

Financial Condition

         As of December 31, 1997, RPC's cash and cash equivalents and short-term marketable securities increased $7,412,000 to $28,685,000. Cash provided by operating activities was $30,196,000 compared to $24,060,000 in 1996. Accounts receivable were $32,153,000 at December 31, 1997, compared to $24,156,000 at December 31, 1996, an increase of $7,997,000 due to the increase in revenues. Inventories were $598,000 higher than the prior year mainly due to a higher number of finished boats on hand. Inventory increased due to the higher production levels for the boat manufacturing segment to satisfy increased demand.

         During 1997, current assets increased $17,737,000 and current liabilities increased $6,534,000, a combined increase in working capital of $11,203,000. Working capital at December 31, 1997, was $50,395,000 compared to $39,192,000 in the prior year. The current ratio remained strong at the end of 1997 with a ratio of 2.3-to-1, which is unchanged from the end of 1996. The 1995 current ratio was 2.7-to-1.

         Capital expenditures for 1997 were $20,479,000, a decrease of $410,000 from $20,889,000 in 1996. $19,668,000 of these expenditures were in the oil and gas services segment for revenue-producing equipment. Capital expenditures for the oil and gas services segment were $19,191,000 in 1996.

         RPC expects that funding for capital requirements over the next twelve months will be provided by available cash and marketable securities and cash generated from operations.

Item 8. Financial Statements and Supplementary Data

Balance Sheets

--------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES  (in thousands except stock information)
--------------------------------------------------------------------------
At December 31,                                        1997         1996
--------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                           $  17,409    $  13,124
Marketable securities                                  11,276        8,149
Accounts receivable, net                               32,153       24,156
Inventories                                            16,025       15,427
Deferred income taxes                                   8,626        7,623
Prepaid expenses and other current assets               2,390        1,663
--------------------------------------------------------------------------
Current assets                                         87,879       70,142
--------------------------------------------------------------------------
Equipment and property, net                            55,673       47,791
Marketable securities                                  29,499       25,071
Intangibles, net of accumulated amortization
    of $7,959 in 1997 and $7,094 in 1996                8,289        8,105
Deferred income taxes                                    --             86
Other assets                                            1,178        1,605
--------------------------------------------------------------------------
Total assets                                        $ 182,518    $ 152,800
--------------------------------------------------------------------------
--------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                    $   7,437    $   6,756
Accrued payroll and related expenses                    5,826        4,541
Accrued insurance expenses                              7,422        6,679
Accrued state, local and other taxes                    4,211        3,211
Federal income taxes payable                            1,061           88
Accrued discounts                                         826          786
Current portion of long-term debt                         857         --
Other accrued expenses                                  9,844        8,889
--------------------------------------------------------------------------
Current liabilities                                    37,484       30,950
--------------------------------------------------------------------------
Deferred income taxes                                     309         --
Long-term accrued insurance expenses                    4,034        3,551
Long-term debt                                          1,315          500
--------------------------------------------------------------------------
Total liabilities                                      43,142       35,001
--------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------
Common stock, $.10 par value, 35,000,000 shares
    authorized, 29,780,382 shares issued in 1997,
    14,714,861 shares issued in 1996                    2,978        1,471
Capital in excess of par value                         35,211       35,176
Earnings retained                                     101,805       81,555
Common stock in treasury, at cost, 169,392
    shares in 1997,  74,953 shares in 1996               (618)        (403)
--------------------------------------------------------------------------
Total stockholders' equity                            139,376      117,799
--------------------------------------------------------------------------
Total liabilities and stockholders' equity          $ 182,518    $ 152,800
--------------------------------------------------------------------------
--------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

Statements of Income


-------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES       (in thousands except per share data)
-------------------------------------------------------------------------------
Years ended December 31,                        1997         1996         1995
-------------------------------------------------------------------------------
Revenue                                     $ 245,799    $ 200,833    $ 161,379
-------------------------------------------------------------------------------
Cost of goods sold                             83,558       77,584       64,154
Operating expenses                            117,777       95,820       76,412
Depreciation and amortization                  12,877        9,210        6,843
Interest income                                (2,376)      (2,018)      (2,181)
-------------------------------------------------------------------------------
Income before income taxes                     33,963       20,237       16,151
Income tax provision                           11,718        6,982        5,396
-------------------------------------------------------------------------------
Net income                                  $  22,245    $  13,255    $  10,755
-------------------------------------------------------------------------------
EARNINGS PER SHARE
     Basic                                  $     .76          .46          .37
-------------------------------------------------------------------------------
     Diluted                                $     .75          .46          .37
-------------------------------------------------------------------------------

Statements of Stockholders' Equity

-------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES     (in thousands)
-------------------------------------------------------------------------------
Years ended December 31,                        1997         1996         1995
-------------------------------------------------------------------------------
 COMMON STOCK
Balance at beginning of year                $   1,471    $   1,461    $   1,461
Two-for-one stock split                         1,487         --           --
Stock issued for benefit plans, net                20           10         --
-------------------------------------------------------------------------------
Balance at end of year                          2,978        1,471        1,461
-------------------------------------------------------------------------------
CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of year                $  35,176    $  34,599    $  34,228
Two-for-one stock split                        (1,487)        --           --
Stock issued for benefit plans, net             1,522          577    $     371
-------------------------------------------------------------------------------
Balance at end of year                      $  35,211    $  35,176    $  34,599
-------------------------------------------------------------------------------
EARNINGS RETAINED
Balance at beginning of year                $  81,555    $  68,526    $  58,296
Net income                                     22,245       13,255       10,755
Cash dividends declared                        (1,475)        --           --
Stock issued for benefit plans, net              (520)        (226)        (525)
-------------------------------------------------------------------------------
Balance at end of year                      $ 101,805    $  81,555    $  68,526
-------------------------------------------------------------------------------
TREASURY STOCK
Balance at beginning of year                $     403    $     225    $     486
Stock issued for benefit plans, net               215          178         (261)
-------------------------------------------------------------------------------
Balance at end of year                      $     618    $     403    $     225
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

Statements of Cash Flows

---------------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------
Years ended December 31,                                  1997       1996        1995
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                             $ 22,245    $ 13,255    $ 10,755
Noncash charges (credits) to earnings:
        Depreciation and amortization                    13,510       9,818       7,474
        Gain on sale of equipment and property           (2,216)     (1,316)     (1,383)
        Deferred income tax (benefit) provision            (608)        246        (319)
(Increase) decrease in assets:
        Accounts receivable                              (7,997)     (3,354)       (225)
        Inventories                                        (598)       (982)     (2,103)
        Prepaid expenses and other current assets          (727)        185        (374)
        Other noncurrent assets                             427           2         457
Increase (decrease) in liabilities:
        Accounts payable                                    681       1,721        (352)
        Accrued payroll and related expenses              1,285         642         458
        Insurance expenses                                1,226       1,883        (323)
        Other accrued expenses                            2,968       1,960        (231)
---------------------------------------------------------------------------------------
Net cash provided by operating activities                30,196      24,060      13,834
---------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures                                    (20,479)    (20,889)    (15,529)
Proceeds from sale of equipment and property              2,510       1,769       2,866
Net (purchase) sale of marketable securities             (7,555)     (9,472)      2,428
Other                                                       623        (502)       (511)
---------------------------------------------------------------------------------------
Net cash used for investing activities                  (24,901)    (29,094)    (10,746)
---------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Cash dividends paid                                      (1,475)          -           -
Cash received upon exercise of stock options                465          32        --
---------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities     (1,010)         32        --
---------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      4,285      (5,002)      3,088
Cash and cash equivalents at beginning of year           13,124      18,126      15,038
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of year               $ 17,409    $ 13,124    $ 18,126
---------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

RPC, INC. AND SUBSIDIARIES
Years ended December 31, 1997, 1996, and 1995


Note 1: Significant Accounting Policies

Principles of Consolidation-The consolidated financial statements include the accounts of RPC, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Nature of Operations-RPC is principally engaged in two businesses: manufacturing powerboats and providing a variety of services, equipment, and personnel to the oil and gas industry. The boat manufacturing segment manufactures and distributes fiberglass boats to a nationwide network of independent dealers. The principal markets for the oil and gas services segment are domestic customers comprised of drilling contractors, oil field supply stores and service companies, major oil and gas producers, and independent exploration companies.

Use of Estimates in the Preparation of Financial Statements-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue-Revenue is recognized at the time services are performed or goods are delivered.

Cash Equivalents-Highly liquid investments with original maturities of 3 months or less are considered to be cash equivalents.

Marketable Securities-RPC adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under this statement, RPC determined that marketable securities should be classified as either "trading" or "available-for-sale," which require reporting at fair value on the balance sheet. Any unrealized gains and losses on trading securities are included in earnings. For available-for-sale securities, any unrealized gains and losses are excluded from earnings and, if significant, reported in a separate component of stockholders' equity. As of December 31, 1997 and 1996, the difference between fair value and cost for both classifications was not material.

         Investments with original maturities between 3 and 12 months are considered to be current marketable securities. Investments with original maturities greater than 12 months are considered to be noncurrent marketable securities.

Inventories-Inventories are recorded at the lower of cost (first-in, first-out basis) or market value.

Long-Lived Assets-In March 1995, the Financial Accounting Standards Board issued No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " (SFAS No. 121). SFAS No. 121 requires that long-lived assets and certain intangibles be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and other assets, to determine if any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

Equipment and Property-Depreciation is provided principally on a straight-line basis over the estimated useful lives of assets. Annual provisions for depreciation are computed using the following useful lives: operating equipment and property, 3 to 10 years; buildings and leasehold improvements, 15 to 30 years; furniture and fixtures, 5 to 7 years; and vehicles, 3 to 5 years. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. Expenditures for additions, major renewals, and betterments are capitalized. Depreciation expense on production equipment in the manufacturing businesses is included in the "cost of goods sold" caption in the income statement. All other depreciation is included in the "depreciation and amortization" caption.

Intangibles-Intangibles represent the excess of the purchase price over the fair value of net assets of businesses acquired and noncompete agreements related to businesses acquired. Intangibles are presented net of accumulated amortization and are amortized using the straight-line method over a period not exceeding 20 years or the period of the noncompete agreement.

Common Stock Split-On October 28, 1997, the Board of Directors declared a two-for-one stock split of the Company's common stock which was effective by the distribution on December 10, 1997, of one share of common stock for each share held of record at the close of business November 10, 1997. Common stock and paid in capital at December 31, 1997, have been restated to reflect this split.

         The number of shares issued at December 31, 1997, after giving effect to the split was 29,780,382. All share and per share data, including stock option information, has been restated to reflect the split.

Stock-Based Compensation-During 1995, the Financial Accounting Standards Board issued SFAS No. 123 which defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

         The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1997 and 1996 using the Black-Scholes option pricing/model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants in 1997 and 1996:


Risk free interest rate       5.3-6.2%
Expected dividend yield             0%
Expected lives                 7 years
Expected volatility             24-31%

The total fair value of the options granted during the years ended December 31, 1997 and 1996, were computed as approximately $524,000 and $148,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net income and pro forma net income per share for the years ended December 31, 1997 and 1996, would have been as follows:

---------------------------------------------------
         December 31,               1997    1996
---------------------------------------------------
Net Income (in thousands)
     As Reported            $   22,245   $   13,255
     Pro forma                  22,163       13,238

Basic EPS
     As Reported            $     0.76   $     0.46
     Pro forma                    0.76         0.46

Diluted EPS
     As Reported            $     0.75   $     0.46
     Pro forma                    0.75         0.45
---------------------------------------------------


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

Income Taxes-Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. These differences are more inclusive in nature than differences determined under previously applicable accounting principles.

Earnings per Share-RPC has adopted SFAS No. 128, "Earnings Per Share," in 1997 which requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of common stock equivalents and restricted shares included in diluted earnings per share, but excluded in basic earnings per share. A reconciliation of the weighted shares outstanding is as follows:


                         1997         1996         1995
----------------------------------------------------------
Basic EPS             29,181,668   28,942,180   28,904,035
Common stock
  equivalents and
  restricted shares      423,195      200,498      153,087
----------------------------------------------------------
Diluted EPS           29,604,863   29,142,678   29,057,122
----------------------------------------------------------


New Accounting Standards-In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure " (SFAS No. 129), which establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 129 is not expected to have a material impact.

         Also, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material impact.


Note 2: Accounts Receivable

         Accounts receivable, net, at December 31, 1997, of $32,153,000 and at December 31, 1996, of $24,156,000 are net of allowances for doubtful accounts of $6,967,000 in 1997, and $7,058,000 in 1996.

Note 3: Inventories

         Inventories are recorded at the lower of cost (first-in, first-out basis) or market value and are detailed as follows:

----------------------------------------------
December 31,                    1997     1996
----------------------------------------------
                              (in thousands)
Raw materials and supplies   $10,392   $ 8,828
Work in process                1,262     1,404
Finished goods                 4,371     5,195
----------------------------------------------
Total inventories            $16,025   $15,427
----------------------------------------------


Note 4: Equipment and Property

         Equipment and property are presented at cost net of accumulated depreciation and are detailed as follows:

------------------------------------------------------
December 31,                          1997      1996
------------------------------------------------------
                                     (in thousands)
Operating equipment and property   $164,584   $154,835
Buildings                            15,991     15,147
Furniture and fixtures                4,546      4,344
Vehicles                             17,506     14,980
Land                                  4,941      4,851
------------------------------------------------------
Gross equipment and property        207,568    194,157
Less:  accumulated depreciation     151,895    146,366
------------------------------------------------------
Net equipment and property         $ 55,673   $ 47,791
------------------------------------------------------



Note 5: Income Taxes

         The following table lists the components of the provision for income taxes:

------------------------------------------------------------
December 31,                   1997         1996       1995
------------------------------------------------------------
                                      (in thousands)
Current:
  Federal                    $ 11,838    $  6,353   $  5,475
  State                           488         383        240
Deferred                         (608)        246       (319)
------------------------------------------------------------
Total income tax provision   $ 11,718    $  6,982   $  5,396
------------------------------------------------------------

         A reconciliation between the federal statutory rate and RPC's effective tax rate is as follows:


--------------------------------------------------
December 31,               1997     1996     1995
--------------------------------------------------
Federal statutory rate     35.0%    35.0%    34.6%
State income taxes          1.4      1.9      1.5
Other                      (1.9)    (2.4)    (2.7)
--------------------------------------------------
Effective tax rate         34.5%    34.5%    33.4%
--------------------------------------------------



The components of the net deferred tax assets (liabilities) are as follows:


----------------------------------------------------------------------
December 31,                                         1997       1996
----------------------------------------------------------------------
                                                     (in thousands)
Current deferred tax asset:
   Self-insurance reserves                         $ 2,088    $ 1,803
   Bad debt reserves                                 2,503      2,637
   State, local & other taxes                          852        885
   Payroll accruals                                    703        555
   Warranty reserves                                   795        466
   All others                                        1,685      1,277
   Valuation allowance                                --         --
----------------------------------------------------------------------
Total current deferred tax asset                   $ 8,626    $ 7,623
----------------------------------------------------------------------
Noncurrent deferred tax asset (liability):
   Self-insurance reserves                         $ 1,452    $ 1,208
   Depreciation                                     (1,592)    (1,226)
   All others                                         (169)       104
   Valuation allowance                                --         --
----------------------------------------------------------------------
Total noncurrent deferred tax asset (liability):   ($  309)   $    86
----------------------------------------------------------------------



         Total income tax payments, net of refunds, were $11,260,000 in 1997, $4,510,000 in 1996, and $5,511,000 in 1995.


Note 6: Long-Term Debt

         The fair value of the long-term debt approximates the carrying value. All obligations are collateralized by property, plant, and equipment.

         At December 31, 1997, future minimum lease payments on long-term debt and capitalized lease obligations were as follows:


             (in thousands)
------------------------------------------
1998                                 $ 857
1999                                   650
2000                                   305
2001                                   230
2002                                   130
------------------------------------------
Total minimum principal payments   $ 2,172
------------------------------------------


         The long-term debt of RPC as of December 31, 1997, and December 31, 1996, is summarized as follows:

(in thousands)                       Range of
                        Maturity     Interest
Type                    Dates          Rates      1997     1996
----------------------------------------------------------------
Notes Payable          2001-2002    6.25-8.50%   $1,300   $  500
Capital Leases           2000           10.99%      872      --
----------------------------------------------------------------
Total Debt                                        2,172      500
Less Current Portion                                857      --
----------------------------------------------------------------
Long-Term Debt                                   $1,315   $  500
----------------------------------------------------------------

         The net book value of equipment under capital lease was $1,428,000 at December 31, 1997.

Note 7: Commitments and Contingencies

         Minimum annual rentals, principally for noncancelable real estate and truck leases with terms in excess of one year, in effect at December 31, 1997, are summarized in the following table:

------------------------------------
Year                        Amount
------------------------------------
                         (in thousands)
1998                       $1,902
1999                        1,442
2000                        1,036
2001                          591
2002                          217
2003-2007                     338
------------------------------------
Total rental commitments   $5,526
------------------------------------



         Total rental expense charged to operations was $3,610,000 in 1997, $3,517,000 in 1996, and $2,418,000 in 1995.

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

         To assist dealers in obtaining financing for the purchase of its boats, Chaparral has entered into agreements with various dealers and financing institutions to guarantee varying amounts of the dealers' purchase debt obligations. Chaparral's obligation under its guarantee becomes effective in the case of default in payments by the dealer. The agreements provide for the return of all repossessed boats to Chaparral in new condition, in exchange for Chaparral's assumption of the unpaid debt obligation on those boats. As of December 31, 1997, guarantees outstanding totaled $5,720,000.


Note 8: Employee Benefit Plans

Retirement Plan-RPC has a tax-qualified defined benefit, noncontributory, trusteed retirement income plan which covers substantially all employees with at least one year of service. Benefits are based on an employee's years of service and compensation near retirement. RPC has the right to terminate or modify the plan at any time.

         Total retirement plan cost was $86,000 in 1997, $72,000 in 1996, and $135,000 in 1995. The following table details the components of the cost:


-------------------------------------------------------------------
December 31,                            1997       1996       1995
-------------------------------------------------------------------
                                              (in thousands)
Service cost for benefits earned
  during the period                   $   602    $   540    $   429
Interest cost on projected benefit
  obligation                            1,053        991        907
Actual (return) loss on plan assets    (2,243)    (1,719)    (2,817)
Net amortization and deferral             674        260      1,616
-------------------------------------------------------------------
Total pension cost                    $    86    $    72    $   135
-------------------------------------------------------------------


         RPC's funding policy is to contribute to the retirement income plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. No contributions were required in 1997, 1996, or 1995.

         The funded status of the retirement income plan was as follows:


--------------------------------------------------------
December 31,                          1997         1996
--------------------------------------------------------
                                        (in thousands)
Actuarial present value of:
  Vested benefits                   $ 13,236    $ 11,153
  Non-vested benefits                    561         519
--------------------------------------------------------
Accumulated benefit obligation        13,797      11,672
Effect of projected future
  compensation increases               2,375       2,333
--------------------------------------------------------
Projected benefit obligation          16,172      14,005
Plan assets at fair value             16,493      14,752
--------------------------------------------------------
Plan assets in excess of
  projected benefit obligation           321         747
Unrecognized net losses                  854         708
Unrecognized net transition asset       (867)     (1,060)
--------------------------------------------------------
Prepaid pension cost                $    308    $    395
--------------------------------------------------------



         In 1997 and 1996, the projected benefit obligation was calculated using a discount rate of 7.5 percent. In 1997, a 4.5 percent annual rate of increase in future compensation levels was used compared to a 5.0 percent annual rate in 1996. Plan assets are invested in a diversified portfolio that consists of equity and debt securities, including U.S. government obligations. The expected long-term rate of return on plan assets is 9.5 percent.

401(k) Plan-RPC sponsors a deferred compensation 401(k) plan that is available to substantially all full-time employees with more than six months of service. This plan allows employees to make tax-deferred contributions of up to 15 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. RPC matches 40 percent of each employee's contributions up to 3 percent of the employee's compensation. Employees vest in the RPC contributions after five years of service. The charges to expense for RPC's contributions were $315,000 in 1997, $276,000 in 1996, and $238,000 in
1995.

Stock Incentive Plans-RPC has an Employee Incentive Stock Option Plan (the "1984 Plan") under which 1,000,000 shares of common stock were reserved for issuance. The 1984 Plan expired in October 1994. On January 25, 1994, RPC adopted a new ten-year Employee Stock Incentive Plan (the "1994 Plan") under which 1,000,000 shares of common stock were reserved for issuance. During 1997, an additional 1,600,000 shares were reserved for issuance. These plans provide for the issuance of various forms of stock incentives, including, among others, incentive stock options and restricted stock. As of December 31, 1997, there were 1,904,000 shares remaining for the granting of options or other awards under the 1994 Plan.

Incentive Stock Options-Transactions involving the incentive stock option plans were as follows:




                                                           Weighted
                                                           Average
                                           Option Price    Exercise
                                 Shares    (Per Share)      Price
-------------------------------------------------------------------
Outstanding January 1, 1995      694,976   $1.63-$4.00    $   2.74
Granted                             --              --      --
Canceled                         (18,000)     3.00-4.00        3.34
Exercised                           --              --      --
                                -----------------------------------
Outstanding December 31, 1995    676,976    $1.63-$4.00    $   2.72
Granted                           80,000           4.44        4.44
Canceled                         (29,800)     3.00-4.00        3.40
Exercised                       (172,884)     1.63-4.00        1.76
                                -----------------------------------
Outstanding December 31, 1996    554,292    $1.63-$4.44    $   3.23
Granted                          158,000           7.50        7.50
Canceled                          (5,232)     1.63-7.50        6.12
Exercised                       (264,260)     1.63-4.44        2.58
                                -----------------------------------
Outstanding December 31, 1997    442,800    $3.00-$7.50    $   5.11
-------------------------------------------------------------------

                                       1997          1996         1995
-------------------------------------------------------------------------
Exerciseable at December 31           151,120       360,692       416,200
Weighted Average Exercise Price
   of exerciseable options          $    3.51     $    2.94     $    2.51
Weighted Average grant date
  fair value of options
  granted during the year           $    3.40     $    1.85          --
-------------------------------------------------------------------------

         The weighted average remaining contractual life of options outstanding at December 31, 1997, was 6.7 years.

         Options for 58,800 shares expire on January 24, 1999, 25,600 shares expire on January 23, 2000, 126,800 shares expire on April 26, 2004, 77,600 shares expire on January 23, 2006, and 154,000 shares expire on January 28, 2007.

Restricted Stock-RPC has granted employees two forms of restricted stock: performance restricted and time lapse. The performance restricted shares are granted, but not earned and issued, until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of the Company stock. On the date the stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. Time lapse shares vest ten years from the grant date. There were 52,000 units granted under these restricted stock programs during 1997 and 50,000 units during 1996. There were no units granted in 1995. During 1997, 66,000 performance shares were awarded under the plans. No shares were forfeited or canceled.

         The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions as established under the Plan have lapsed. Upon termination of employment, shares upon which restrictions have not lapsed must be returned to the Company. As of December 31, 1997, none of the shares of restricted stock were vested.


Note 9: Business Segment Information

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material impact.

         Certain information with respect to RPC's business segments is set forth in the following table:


---------------------------------------------------------------
December 31,                    1997        1996        1995
---------------------------------------------------------------
                                       (in thousands)
Revenue:
  Oil and gas services      $ 137,599    $ 101,741    $  79,943
  Boat manufacturing           95,029       86,225       70,218
  Other                        13,171       12,867       11,218
---------------------------------------------------------------
Total revenue               $ 245,799    $ 200,833    $ 161,379
---------------------------------------------------------------
Operating income(loss):
  Oil and gas services      $  23,106    $  16,631    $   9,233
  Boat manufacturing           11,742        8,035        5,980
  Other                        (3,261)      (6,447)      (1,243)
---------------------------------------------------------------
Total operating income      $  31,587    $  18,219    $  13,970
---------------------------------------------------------------
Identifiable assets:
  Oil and gas services      $  86,578    $  68,692    $  51,145
  Boat manufacturing           25,076       26,167       23,019
  Other, including
      corporate assets         70,864       57,941       58,492
---------------------------------------------------------------
Total identifiable assets   $ 182,518    $ 152,800    $ 132,656
---------------------------------------------------------------




         Revenue from international operations in the oil and gas services segment totaled $17,407,000 in 1997, $12,851,000 in 1996, and $7,159,000 in
1995. The respective operating profits were $2,720,000 in 1997, $3,096,000 in 1996, and $1,680,000 in 1995. There were $9,987,000 in identifiable assets attributable to these operations in 1997, $8,351,000 in 1996, and $4,709,000 in 1995. There were no material amounts of international operations in the boat manufacturing segment.



Note 10: Unaudited Quarterly Data


----------------------------------------------------------------------
Quarter                 First       Second        Third       Fourth
----------------------------------------------------------------------
                             (in thousands except per share data)
1997
Revenue              $   58,203   $   67,032   $   57,857   $   62,707
Net income                4,307        5,912        5,410        6,616
Earnings per share
    Basic                   .15          .20          .19          .23
    Diluted                 .15          .20          .18          .22

1996
Revenue              $   49,717   $   52,204   $   44,942   $   53,970
Net income                3,450        3,161        2,813        3,831
Earnings per share
    Basic                   .12          .11          .10          .13
    Diluted                 .12          .11          .10          .13

Part III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         This item is not applicable to RPC because there has been no change in or disagreements with its independent public accountants.


Item 10. Directors and Executive Officers of the Registrant

         Information concerning directors and executive officers is included in the RPC Proxy for its 1998 Annual Meeting of Stockholders, in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." This information is incorporated herein by reference. Information about executive officers is contained on page 10.


Item 11. Executive Compensation

         Information concerning executive compensation is included in the RPC Proxy for its 1998 Annual Meeting of Stockholders, in the section entitled "Executive Compensation." This information is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership is included in the RPC Proxy for its 1998 Annual Meeting of Stockholders, in the sections entitled "Capital Stock" and "Election of Directors." This information is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is included in the RPC Proxy for its 1998 Annual Meeting of Stockholders, in the sections entitled "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation." This information is incorporated herein by reference.

Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         The following documents are filed as part of this report.

FINANCIAL STATEMENTS                                PAGE
Balance Sheets as of December 31, 1997                15
         and 1996
Statements of Income for the three years ended        16
         December 31, 1997
Statements of Stockholders' Equity for the three      16
         years ended December 31, 1997
Statements of Cash Flows for the three years          17
         ended December 31, 1997
Notes to Financial Statements                      18-23

SCHEDULES
Schedule II-Valuation and Qualifying Accounts         25

EXHIBITS

Exhibit
Number                       Description
--------------------------------------------------------------------------------
(3)(i)(a) RPC's Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(a) to the fiscal 1992 Form 10-K.

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

(10) RPC's 1994 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A of the 1994 Proxy Statement.

(21)        Subsidiaries of RPC.

(23)        Consent of Arthur Andersen LLP.

(24)        Powers of Attorney for Directors.

(27)        Financial Data Schedule

Reports on Form 8-K

         No reports on Form 8-K were required to be filed by RPC for the quarter ended December 31, 1997. Any schedules or exhibits not shown above have been omitted because they are not applicable.


Schedule II-Valuation and Qualifying Accounts



RPC, INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (in thousands of dollars)


                                        Balance at      Charged to       Net         Balance at
                                         Beginning      Costs and    (Write-Offs)      End of
       Description                       of Period       Expenses      Recoveries       Period
-----------------------------------------------------------------------------------------------
Year ended December 31, 1997
   Allowance for Doubtful Accounts        $ 7,058        $   137        ($  228)        $ 6,967
-----------------------------------------------------------------------------------------------
Year ended December 31, 1996
   Allowance for Doubtful Accounts        $ 4,205        $ 2,624        $   229         $ 7,058
-----------------------------------------------------------------------------------------------
Year ended December 31, 1995
   Allowance for Doubtful Accounts        $ 6,300        $ 1,339        ($3,434)        $ 4,205
-----------------------------------------------------------------------------------------------

Report of Independent Public Accountants

To the Directors and Stockholders of RPC, Inc.:


         We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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


         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPC, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Atlanta, Georgia                                      /s/  Arthur Andersen LLP
March 12, 1998

Signatures


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RPC, INC.
                                          By:

                                          /s/ R. Randall Rollins
                                          R. Randall Rollins
                                          Chairman of the Board of Directors
                                          (Principal Executive Officer)
                                          March 12, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R. Randall Rollins                           /s/ Ben M. Palmer
R. Randall Rollins                               Ben M. Palmer
Chairman of the Board of Directors               Chief Financial Officer
(Principal Executive Officer)                    (Principal Financial and
March 12, 1998                                   Accounting Officer)
                                                 March 12, 1998



         The Directors of RPC, Inc. (listed below) executed a power of attorney appointing Richard A. Hubbell their attorney- in-fact, empowering him to sign this report on their behalf.

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


                                          /s/ Richard A. Hubbell
                                          Richard A. Hubbell
                                          Director and as Attorney-in-fact
                                          March 12, 1998