Form 10-Q
period 1998-03-31
RPC INC
filed 1998-05-15
CIK 742278

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



    [x]  Quarterly report pursuant to Section 13 or 15(d)of the Securities
                              Exchange Act of 1934


                  For the quarterly period ended March 31, 1998


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of March 31, 1998, RPC, Inc. had 29,619,063 shares of common stock outstanding (excluding 258,092 treasury shares).


                                     1 of 10

                           RPC, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998, AND DECEMBER 31, 1997
                     (In thousands except share information)


                                                                                March 31,                         December 31,
                                                                                  1998                                1997
                                                                               (Unaudited)                          (Audited)
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                         $10,490                            $17,409
Marketable securities                                                               2,714                             11,276
Accounts receivable, net of allowance for doubtful
  accounts of $6,999 and $6,967, respectively                                      34,493                             32,153
Inventories, at lower of cost or market                                            15,938                             16,025
Deferred income taxes                                                               9,035                              8,626
Prepaid expenses and other current assets                                           2,892                              2,390
-----------------------------------------------------------------------------------------------------------------------------
Current assets                                                                     75,562                             87,879
-----------------------------------------------------------------------------------------------------------------------------
Equipment and property, net                                                        57,849                             55,673
Marketable securities                                                              46,935                             29,499
Intangibles, net                                                                    8,067                              8,289
Other assets                                                                        1,098                              1,178
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                     $189,511                           $182,518
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                   $8,493                             $7,437
Accrued payroll and related expenses                                                5,316                              5,826
Accrued insurance expenses                                                          7,253                              7,422
Accrued state, local and other taxes                                                4,425                              4,211
Federal income taxes payable                                                        3,741                              1,061
Accrued discounts                                                                   1,279                                826
Current portion of long-term debt                                                     587                                857
Other accrued expenses                                                             10,244                              9,844
-----------------------------------------------------------------------------------------------------------------------------
Current liabilities                                                                41,338                             37,484
-----------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                 436                                309
Long-term accrued insurance expenses                                                3,833                              4,034
Long-term debt                                                                      1,014                              1,315
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                  46,621                             43,142
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
-----------------------------------------------------------------------------------------------------------------------------
Common stock                                                                        2,982                              2,978
Capital in excess of par value                                                     35,580                             35,211
Earnings retained                                                                 105,963                            101,805
Common stock in treasury, at cost, 258,092 shares
  and 169,392 shares, respectively                                                 (1,635)                              (618)
-----------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        142,890                            139,376
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                       $189,511                           $182,518
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.


                                     2 of 10

                           RPC, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998, AND 1997
                 (In thousands except share and per share data)
                                   (Unaudited)



                                                                          Three months ended March 31,
                                                                      -----------------------------------
                                                                        1998                       1997


Revenue                                                               $66,940                    $58,203
---------------------------------------------------------------------------------------------------------

Cost  of  goods  sold                                                  23,121                     22,414
Operating  expenses                                                    31,570                     26,946
Depreciation and amortization                                           3,620                      2,778
Interest  income                                                         (489)                      (508)
---------------------------------------------------------------------------------------------------------
Income before income taxes                                              9,118                      6,573
Income tax provision                                                    3,464                      2,266
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Net income                                                             $5,654                     $4,307
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Earnings per share
Basic                                                                   $0.19                      $0.15
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Diluted                                                                 $0.19                      $0.15
---------------------------------------------------------------------------------------------------------

Average shares outstanding
Basic                                                              29,230,201                 29,089,688
---------------------------------------------------------------------------------------------------------
Diluted                                                            29,629,711                 29,327,600
---------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.


                                     3 of 10

                           RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998, and 1997
                                 (In thousands)
                                   (Unaudited)


                                                              Three months ended March 31,
                                                          ----------------------------------------
                                                           1998                            1997
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES                      $9,671                          $6,677
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                      (5,775)                         (5,240)
Proceeds from sale of equipment and property                 594                             683
Net (purchase) sale of marketable securities              (8,874)                            412
Other                                                       (571)                           (120)
---------------------------------------------------------------------------------------------------------
Net cash used for investing activities                   (14,626)                         (4,265)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend distributions                                    (1,037)                              0
Purchase of treasury stock                                  (968)                              0
Proceeds from exercise of stock options                       41                             133
---------------------------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities      (1,964)                            133
---------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents      (6,919)                          2,545
Cash and cash equivalents at beginning of period          17,409                          13,124
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $10,490                         $15,669
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these statements.


                                     4 of 10

                           RPC, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

         In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, the results of operations and the cash flows for the three months then ended.

2. Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods.

3. The results of operations for the quarter ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 does not have a material impact.

5. Also, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material impact.

                                     5 of 10

                           RPC, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D


Certain information with respect to RPC's business segments is set forth in the following table:


                  -----------------------------------------------------------------------------------
                   March 31,                                           1998                  1997
                  -----------------------------------------------------------------------------------
                                                                             (in thousands)
                   Revenue:
                     Oil and gas services                           $  35,591             $  29,974
                     Powerboat manufacturing                           26,487                24,935
                     Other segments                                     4,582                 3,294
                  -----------------------------------------------------------------------------------
                   Total revenue                                    $  68,940             $  58,203
                  -----------------------------------------------------------------------------------
                   Operating income (loss):
                     Oil and gas services                           $   6,254             $   4,688
                     Powerboat manufacturing                            3,610                 2,699
                     Other segments                                      (148)                 (545)
                  -----------------------------------------------------------------------------------
                   Total operating income                               9,716                 6,842
                  -----------------------------------------------------------------------------------
                     Corporate expenses, net                             (598)                 (269)
                  -----------------------------------------------------------------------------------
                   Income before income taxes                       $   9,118             $   6,573
                  -----------------------------------------------------------------------------------
                  -----------------------------------------------------------------------------------



The identifiable assets for the powerboat manufacturing segment increased by $3,738,000 from $25,076,000 at December 31, 1997 to $28,814,000 at March 31,
1998. The identifiable assets for the oil and gas segment increased by $383,000 from $86,578,000 at December 31, 1997 to $86,961,000 at March 31, 1998.




                                     6 of 10

                           RPC, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS ENDED MARCH 31, 1997



Revenue for the first quarter ended March 31, 1998, was $66,940,000 compared with $58,203,000 for the quarter ended March 31, 1997. Revenue for the quarter ended March 31, 1998, increased $8,737,000 or 15% from the same period one year. The oil and gas services segment revenue of $35,891,000 increased 20% from last year's first quarter primarily due to a 14% increase in the average natural gas rig count and a 27% increase in natural gas prices. This increase is attributable to a higher level of oil and gas exploration and production activities by the major and independent oil companies, and expansion of international operations. The powerboat manufacturing segment revenue for the quarter ended March 31, 1998, of $26,487,000 increased 6% from last year's first quarter of $24,935,000 as the result of an increase in Chaparral's market share.

Net income for the quarter ended March 31, 1998, was $5,654,000 or $0.19 diluted earnings per share versus net income of $4,307,000 or $0.15 diluted earnings per share for the quarter ended March 31, 1997. Basic earnings per share was the same as diluted earnings per share at $0.19 cents per share versus $0.15 cents per share last year. The increase in earnings from the same period one year ago was due to the revenue increase and improved profit margins for both the oil and gas services and the powerboat manufacturing segments.




                                    7 of 10

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D



FINANCIAL CONDITION

The Company's current ratio remained strong as of March 31, 1998, with current assets of $75,562,000 exceeding current liabilities of $41,338,000 by a ratio of 1.8-to-1. This compares to a current ratio of 2.3-to-1 at December 31, 1997.

Capital expenditures during the first three months of 1998 totaling $5,775,000 were primarily for revenue-producing equipment in the oil and gas services segment. The remainder was spent on various purchases for the other business segments. Funding for future capital requirements will be provided from operations.

Management's discussion and analysis of results of operations and financial condition include "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated by reference which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding trends in the boating industry, and anticipated trends and similar expressions concerning matters that are not historical facts, are forward-looking statements.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations, including economic conditions, conditions in the industries in which the Company operates, competition, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.


                                     8 of 10

                           RPC, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 27  -  Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 1998.




                                     9 of 10

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RPC, INC.


                                    /s/ Richard A. Hubbell
                                    -------------------------------------------
Date:  May 13, 1997                 Richard A. Hubbell
                                    President and Chief Operating Officer


                                    /s/ Ben M. Palmer
                                    -------------------------------------------
Date:  May 13, 1997                 Ben M. Palmer
                                    Treasurer and Chief Financial Officer




                                    10 of 10