Form 10-Q
period 1998-06-30
RPC INC
filed 1998-08-13
CIK 742278

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/ X / Quarterly report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /


As of June 30, 1998, RPC, Inc. had 29,411,472 shares of common stock issued and outstanding.


                                     1 of 10

                           RPC, INC. AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                 AS OF JUNE 30, 1998, AND DECEMBER 31, 1997
                   (In thousands except share information)



                                                       June 30,  December 31,
                                                        1998        1997
                                                     (Unaudited)  (Audited)
                                                     ---------   ---------
ASSETS

Cash and cash equivalents                            $  15,076   $  17,409
Marketable securities                                    6,134      11,276
Accounts receivable, net of allowance for doubtful
  accounts of $7,492 and $6,967, respectively           33,999      32,153
Inventories, at lower of cost or market                 17,735      16,025
Deferred income taxes                                    9,070       8,626
Prepaid expenses and other current assets                2,071       2,390
                                                     ---------   ---------
Current assets                                          84,085      87,879
                                                     ---------   ---------
Equipment and property, net                             61,784      55,673
Marketable securities                                   35,911      29,499
Intangibles, net                                         7,847       8,289
Other assets                                             1,075       1,178
                                                     ---------   ---------
Total assets                                         $ 190,702   $ 182,518
                                                     ---------   ---------
                                                     ---------   ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                     $  10,773   $   7,437
Accrued payroll and related expenses                     4,874       5,826
Accrued insurance expenses                               6,324       7,422
Accrued state, local and other taxes                     4,283       4,211
Federal income taxes payable                                 0       1,061
Accrued discounts                                        1,787         826
Current portion of long-term debt                          578         857
Other accrued expenses                                  10,767       9,844
                                                     ---------   ---------
Current liabilities                                     39,386      37,484
                                                     ---------   ---------
Deferred income taxes                                      285         309
Long-term accrued insurance expenses                     3,617       4,034
Long-term debt                                             911       1,315
                                                     ---------   ---------
Total liabilities                                       44,199      43,142
                                                     ---------   ---------
Commitments and contingencies
                                                     ---------   ---------
Common stock                                             2,941       2,978
Capital in excess of par value                          31,972      35,211
Earnings retained                                      111,590     101,805
Common stock in treasury, at cost, 0 shares
  and 169,392 shares, respectively                           0        (618)
Total stockholders' equity                             146,503     139,376
                                                     ---------   ---------
Total liabilities and stockholders' equity           $ 190,702   $ 182,518
                                                     ---------   ---------
                                                     ---------   ---------


The accompanying notes are an integral part of these statements.


                                    2 of 10

                           RPC, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998, AND 1997
                     (In thousands except per share data)
                                 (Unaudited)





                                  Three months ended June 30,    Six months ended June 30,
                                  ---------------------------   -------------------------
                                     1998            1997          1998            1997
                                  ---------------------------   -------------------------

Revenue                           $  66,375      $  67,032      $ 133,315      $ 125,235
                                  ---------      ---------      ---------      ---------

Cost  of  goods  sold                24,710         24,969         47,831         47,383
Operating  expenses                  28,136         30,499         59,706         57,445
Depreciation and amortization         3,745          3,118          7,365          5,896
Interest  income                       (554)          (582)        (1,043)        (1,090)
                                  ---------      ---------      ---------      ---------
Income before income taxes           10,338          9,028         19,456         15,601
Income tax provision                  3,928          3,116          7,392          5,382
                                  ---------      ---------      ---------      ---------
Net income                        $   6,410      $   5,912      $  12,064      $  10,219
                                  ---------      ---------      ---------      ---------
                                  ---------      ---------      ---------      ---------

Earnings per share
Basic                             $    0.22      $    0.20      $    0.41      $    0.35
                                  ---------      ---------      ---------      ---------
Diluted                           $    0.22      $    0.20      $    0.41      $    0.35
                                  ---------      ---------      ---------      ---------
Average shares outstanding
Basic                                29,269         29,076         29,243         29,142
                                  ---------      ---------      ---------      ---------
Diluted                              29,685         29,443         29,649         29,599
                                  ---------      ---------      ---------      ---------


The accompanying notes are an integral part of these statements.


                                    3 of 10

                           RPC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998, and 1997
                                 (In thousands)
                                  (Unaudited)





                                                                    Six months ended June 30,
                                                                     -----------------------
                                                                      1998            1997
                                                                     -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES                                 $ 15,598      $ 11,772
                                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                  (14,176)      (11,816)
Proceeds from sale of equipment and property                            2,350         1,391
Net (purchase) sale of marketable securities                           (1,270)       (4,284)
Other                                                                       0         1,093
                                                                     --------      --------
Net cash used for investing activities                                (13,096)      (13,616)
                                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividend distributions                                                 (2,072)            0
Repayment of debt                                                        (683)            0
Cash paid for treasury stock                                           (2,135)            0
Proceeds from exercise of stock options                                    55           152
                                                                     --------      --------
Net cash (used for) provided by financing activities                   (4,835)          152
                                                                     --------      --------
Net (decrease) increase in cash and cash equivalents                   (2,333)       (1,692)
Cash and cash equivalents at beginning of period                       17,409        13,124
                                                                     --------      --------
Cash and cash equivalents at end of period                           $ 15,076      $ 11,432
                                                                     --------      --------
                                                                     --------      --------



The accompanying notes are an integral part of these statements


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

         In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, the results of operations for the quarter and the six months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997.

2. Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods.

3. The results of operations for the quarter ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

                                     5 of 10

6. In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which establishes standards for reporting and disclosing information about derivative instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1998. The adoption of SFAS No. 133 is not expected to have a material impact.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenue for the second quarter ended June 30, 1998, was $66,375,000 compared with $67,032,000 for the quarter ended June 30, 1997, a decrease of $657,000 or 1%. The oil and gas services segment revenue of $33,603,000 decreased 4% from last year's second quarter due, in large part, to decreased foreign activity, primarily in Venezuela, offset by solid increases in domestic activity. In addition, oil prices have decreased 30 percent compared to prior year and the number of working rigs in the United States has decreased approximately 16 percent from the previous year. The powerboat manufacturing segment revenue for the quarter ended June 30, 1998, of $29,056,000 increased 1% from last year's first quarter of $28,846,000 as the result of an increase in Chaparral's market share.

Net income for the quarter ended June 30, 1998, was $6,410,000 or $0.22 diluted earnings per share versus net income of $5,912,000 or $0.20 diluted earnings per share for the quarter ended June 30, 1997. Basic earnings per share was the same as diluted earnings per share at $0.22 cents per share versus $0.20 cents per share last year. The increase in earnings from the same period one year ago was due to the improved profit margins for both the oil and gas services and the powerboat manufacturing segments.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenue for the six months ended June 30, 1998 was $133,315,000 compared with $125,235,000 for the six months ended June 30, 1997, an increase of $8,080,000 or 6%. The oil and gas services segment revenue increased 7% and the powerboat manufacturing segment increased 3%. The oil and gas services revenue increased for the six months, despite declines in oil prices and decreased foreign activity, due to the higher level of oil and gas exploration and production activities by the major and independent oil companies. The powerboat manufacturing revenue increased despite an overall decline in sales in the powerboat market. This increase is attributable to Chaparral's increased market share.
                                     6 of 10

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D


Net income for the six months ended June 30, 1998 was $12,064,000 or $0.41 diluted earnings per share versus net income of $10,219,000 or $0.35 diluted earnings per share for the six months ended June 30, 1997. Basic earnings per share was the same as diluted earnings per share at $0.41 cents per share versus $0.35 cents per share last year. The increase in earnings from the same period one year ago was due to the revenue increase and improved profit margins for both the oil and gas services and the powerboat manufacturing segments.

FINANCIAL CONDITION

The Company's current ratio remained strong as of June 30, 1998, with current assets of $84,085,000 exceeding current liabilities of $39,386,000 by a ratio of 2.1-to-1. This compares to a current ratio of 2.3-to-1 at December 31, 1997.

Capital expenditures during the first six months of 1998 totaling $14,176,000 were primarily for revenue-producing equipment in the oil and gas services segment. The remainder was spent on various purchases for the other business segments. Funding for future capital requirements will be provided from operations.

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

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations, including economic conditions, conditions in the industries in which the Company operates, competition, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no

                                     7 of 10

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D


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

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 1998.













                                     9 of 10

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      RPC, INC.


                                      /s/ Richard A. Hubbell
                                      -----------------------------------
Date:  August 13, 1998                Richard A. Hubbell
                                      President and Chief Operating Officer


                                      /s/ Ben M. Palmer
                                      -----------------------------------
Date:  August 13, 1998                Ben M. Palmer
                                      Treasurer and Chief Financial Officer

















                                    10 of 10