Form 10-Q
period 1998-10-30
RPC INC
filed 1998-11-13
CIK 742278

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/ X /    Quarterly report pursuant to Section 13 or 15(d)of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 1998


/   /    Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934



                           Commission File No. 1-8726


                                    RPC, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                      58-1550825
   (State or other juridsiction                         (I.R.S. Employer
 of  incorporation or organization)                   Identification Number)

                 2170 Piedmont Road, NE, Atlanta, Georgia 30324
               (Address of principal executive offices) (zip code)

                       Telephone Number -- (404) 321-2140
              (Registrant's telephone number, including area code)


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

As of September 30, 1998, RPC, Inc. had 28,971,872 shares of common stock issued and outstanding.


                                    1 of 11

                           RPC, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998, AND DECEMBER 31, 1997
                     (In thousands except share information)


                                                                 September 30,                   December 31,
                                                                     1998                           1997
                                                                  (Unaudited)                     (Audited)
--------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                            $8,353                        $17,409
Marketable securities                                                 3,841                         11,276
Accounts receivable, net of allowance for doubtful
  accounts of $7,388 and $6,967, respectively                        33,158                         32,153
Inventories, at lower of cost or market                              17,282                         16,025
Deferred income taxes                                                 9,504                          8,626
Federal income taxes receivable                                       2,963                             --
Prepaid expenses and other current assets                             1,416                          2,390
--------------------------------------------------------------------------------------------------------------
Current assets                                                       76,517                         87,879
--------------------------------------------------------------------------------------------------------------
Equipment and property, net                                          67,817                         55,673
Marketable securities                                                30,689                         29,499
Intangibles, net                                                      7,625                          8,289
Other assets                                                            975                          1,178
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Total assets                                                       $183,623                       $182,518
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                     $6,939                         $7,437
Accrued payroll and related expenses                                  5,145                          5,826
Accrued insurance expenses                                            5,793                          7,422
Accrued state, local and other taxes                                  4,934                          4,211
Federal income taxes payable                                             --                          1,061
Accrued discounts                                                       718                            826
Current portion of long-term debt                                       589                            857
Other accrued expenses                                               10,046                          9,844
--------------------------------------------------------------------------------------------------------------
Current liabilities                                                  34,164                         37,484
-----------------------------------------------------------------------------------------------------------
Deferred income taxes                                                   573                            309
Long-term accrued insurance expenses                                  3,595                          4,034
Long-term debt                                                          804                          1,315
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                    39,136                         43,142
--------------------------------------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------------------------------------
Common stock                                                          2,897                          2,978
Capital in excess of par value                                       27,200                         35,211
Earnings retained                                                   114,390                        101,805
Common stock in treasury, at cost, 0 shares
  and 169,392 shares, respectively                                       --                           (618)
--------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                          144,487                        139,376
--------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                         $183,623                       $182,518
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.


                                    2 of 11

                           RPC, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998, AND 1997
                      (In thousands except per share data)
                                   (Unaudited)


                                                        Three months ended September 30,          Nine months ended September 30,
                                                        --------------------------------          --------------------------------
                                                           1998                 1997                  1998                 1997
----------------------------------------------------------------------------------------------------------------------------------
Revenue                                                   $56,977              $57,856             $190,292             $183,092
----------------------------------------------------------------------------------------------------------------------------------
Cost  of  goods  sold                                      20,405               17,191               68,236               64,574
Operating  expenses                                        27,053               29,539               86,759               86,985
Depreciation and amortization                               4,074                3,512               11,439                9,408
Interest  income                                             (610)                (645)              (1,653)              (1,735)
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  6,055                8,259               25,511               23,860
Income tax provision                                        2,302                2,850                9,694                8,232
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $3,753               $5,409              $15,817              $15,628
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


Earnings per share
Basic                                                       $0.13                $0.19                $0.54                $0.54
----------------------------------------------------------------------------------------------------------------------------------
Diluted                                                     $0.13                $0.18                $0.54                $0.53
----------------------------------------------------------------------------------------------------------------------------------

Average shares outstanding
Basic                                                      29,030               29,186               29,110               29,092
----------------------------------------------------------------------------------------------------------------------------------
Diluted                                                    29,387               29,937               29,507               29,469
----------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these statements.


                                    3 of 11

                           RPC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998, and 1997
                                 (In thousands)
                                   (Unaudited)



                                                                                             Nine months ended September 30,
                                                                                         --------------------------------------
                                                                                             1998                      1997
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                        $16,765                  $21,775
-----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                        (24,360)                 (16,904)
Proceeds from sale of equipment and property                                                  3,132                    1,932
Net sale (purchase) of marketable securities                                                  6,245                   (4,648)
Other                                                                                             0                   (1,048)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                      (14,983)                 (20,668)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend distributions                                                                       (3,094)                    (736)
(Decrease) increase in long term debt, net of repayments                                       (779)                   1,760
Common stock purchased and retired                                                           (7,038)                       0
Proceeds from exercise of stock options                                                          73                      249
-----------------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities                                        (10,838)                   1,273
-----------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                         (9,056)                   2,380
Cash and cash equivalents at beginning of period                                             17,409                   13,124
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $8,353                  $15,504
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these statements.


                                    4 of 11

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

         In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, the results of operations for the quarter and the nine months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997.

2. Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods.

3. The results of operations for the quarter ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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


                                     5 of 11

6. In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which establishes standards for reporting and disclosing information about derivative instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact.


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1997

Revenue for the third quarter ended September 30, 1998, was $56,977,000 compared with $57,856,000 for the quarter ended September 30, 1997, a decrease of $879,000 or 2%. The oil and gas services segment revenue of $30,633,000 decreased 14% from last year's third quarter of $35,512,000. This was due, in large part, to decreased foreign activity, primarily in Venezuela due to the reorganization of the Venezuelan national oil company, coupled with an overall decrease in domestic activity. In addition, oil and natural gas prices have decreased 24 and 26 percent, respectively, compared to the comparable period in the prior year and the number of working rigs in the United States has decreased approximately 25 percent from the third quarter of 1997. The third quarter oil and gas services segment revenue was also negatively impacted by poor weather conditions in the Gulf of Mexico and gulf states region. The powerboat manufacturing segment revenue for the quarter ended September 30, 1998, increased to $22,420,000 or 17% from last year's third quarter of $19,136,000 as the result of an increase in Chaparral's market share.

Cost of goods sold for the third quarter ended September 30, 1998, was $20,405,000 compared to $17,191,000 for the third quarter ended September 30, 1997, an increase of $3,214,000 or 19%. This increase is comparable to the increase in sales for the third quarter for the powerboat manufacturing segment.

Net income for the quarter ended September 30, 1998, was $3,753,000 or $0.13 diluted earnings per share versus net income of $5,409,000 or $0.18 diluted earnings per share for the quarter ended September 30, 1997. Basic earnings per share was $0.13 cents per share versus $0.19 cents per share last year. The decrease in earnings from the same period one year ago was due to the decreased revenues coupled with decreased profit margins for the oil and gas services segment offset to some extent by the increase in the profit margins for the powerboat manufacturing segment.


                                     6 of 11

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1997

Revenue for the nine months ended September 30, 1998 was $190,292,000 compared with $183,092,000 for the nine months ended September 30, 1997, an increase of $7,200,000 or 4%. The oil and gas services segment revenue decreased by less than 1% and the powerboat manufacturing segment increased 7%. The oil and gas services revenue has experienced a slight decrease for the nine months as a result of the overall declines in drilling activity and decreased foreign activity, primarily in Venezuela, due to the reorganization of the Venezuelan national oil company. The powerboat manufacturing revenue increased due to Chaparral's increased market share.

Cost of goods sold for the nine months ended September 30, 1998, was $68,236,000 compared to $64,574,000 for the third quarter ended September 30, 1997, an increase of $3,662,000 or 6%. This increase is comparable to the increase in sales for the nine months for the powerboat manufacturing segment.

Net income for the nine months ended September 30, 1998 was $15,817,000 or $0.54 diluted earnings per share versus net income of $15,628,000 or $0.53 diluted earnings per share for the nine months ended September 30, 1997. Basic earnings per share was $0.54 compared to $0.54 for the comparable period last year. The increase in earnings from the same period one year ago was due to the overall revenue increase coupled with the improved profit margins for both the oil and gas services and the powerboat manufacturing segments, offset by an increase in the effective income tax rate from 34.5% last year to 38% this year.

FINANCIAL CONDITION

The Company's current ratio remained strong as of September 30, 1998, with current assets of $76,517,000 exceeding current liabilities of $34,164,000 by a ratio of 2.2-to-1. This compares to a current ratio of 2.3-to-1 at December 31, 1997.

Capital expenditures during the first nine months of 1998 totaling $24,360,000 were primarily for revenue-producing equipment in the oil and gas services segment. The remainder was spent on various purchases for the other business segments. Funding for future capital requirements will be provided from operations.

The Company is in the process of assessing the effect of Year 2000 on the Company's operating plans and systems. The Company is developing a plan for identifying,


                                     7 of 11

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D


renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. The Company is also in the process of developing strategies for evaluating the risks associated with the Year 2000 issue with respect to its major customers and suppliers. The cost of becoming Year 2000 compliant has not yet been determined; however, management feels such cost will not be material to the Company's financial statements.

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

    ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into transactions or contracts which require disclosure pursuant to this item.


                                     8 of 11

                           RPC, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS

                                      None

                          ITEM 2. CHANGES IN SECURITIES

                                      None

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                            ITEM 5. OTHER INFORMATION

Appropriate proposals of stockholders intended to be presented at the Company's 1999 Annual Meeting of Stockholders pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), must be received by the Company by December 2, 1998 for inclusion in its Proxy Statement and form of proxy relating to that meeting. If the date of the 1999 Annual Meeting is subsequently advanced or delayed by more than 30 calendar days from the 1998 Annual Meeting, the Company shall, in a timely manner, inform its stockholders of the change and the date by which such proposals of stockholders must be received.

In addition, all stockholder proposals submitted outside of the stockholder proposal rules promulgated pursuant to Rule 14a-8 under the Exchange Act must be received by the Company by February 15, 1999 in order to be considered timely. If such stockholder proposals are not timely received, proxyholders will have discretionary voting authority with regard to any such stockholder proposals which may come before the Annual Meeting. With regard to such stockholder proposals, if the date of the 1999 annual meeting is subsequently advanced or delayed by more than 30 days from the date of the 1998 Annual Meeting to which the Proxy Statement relates, the Company shall, in a timely manner, inform stockholders of the change and the date by which proposals must be received.


                                     9 of 11

                           RPC, INC. AND SUBSIDIARIES

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (3)(1)(a)  The Company's Certificate of Incorporation

         (3)(1)(b) The Company's Certificates of Amendment of the Certificate of Incorporation

         Exhibit 27 Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 1998.


                                    10 of 11

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RPC, INC.


                                   /s/ Richard A. Hubbell
                                   ---------------------------------------------
Date: November 13, 1998            Richard A. Hubbell
                                   President and Chief Operating Officer


                                   /s/ Ben M. Palmer
                                   ---------------------------------------------
Date: November 13, 1998            Ben M. Palmer
                                   Vice President, Treasurer and Chief Financial
                                   Officer


                                    11 of 11