Form 10-K405
period 1998-12-31
RPC INC
filed 1999-03-25
CIK 742278

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

              /X/ Annual report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from  ________  to __________.


                           Commission File No. 1-8726

                                   RPC, INC.

           (Exact name of registrant as specified in its charter)

       DELAWARE                                        58-1550825
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                 2170 PIEDMONT ROAD, NE, ATLANTA, GEORGIA 30324
               (Address of principal executive offices) (zip code)
         Registrant's telephone number, including area code(404)321-2140

              Securities registered pursuant to Section 12(b) of the Act:

    Title of each class:              Name of each exchange on which registered:
COMMON STOCK, $0.10 PAR VALUE                    THE NEW YORK STOCK EXCHANGE


              Securities registered pursuant to section 12(g) of the Act:
                                      None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of February 26, 1999, RPC, Inc. had 28,649,450 shares of common stock outstanding and the aggregate market value of this stock (based on the closing price on The New York Stock Exchange of $6.125 per share) held by nonaffiliates was $57,411,144.

                   Documents Incorporated by Reference:

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 13.

PART I

ITEM 1.  BUSINESS

PRINCIPAL PRODUCTS AND SERVICES

     RPC, Inc. ("RPC") was incorporated as RPC Energy Services, Inc. in the state of Delaware on January 20, 1984. RPC has two major business segments: boat manufacturing and oil and gas services.

BOAT MANUFACTURING

     Chaparral Boats, Inc. ("Chaparral"), a wholly owned subsidiary of RPC, sells four lines of powerboats to a nationwide network of independent dealers. These lines consist of two different runabout lines, a deckboat line, and a cruiser line. New models are introduced each year. Operations are seasonal in nature with the second quarter recording the highest sales volume for the year. This business segment contributed 42 percent of RPC's consolidated revenue in 1998, 39 percent in 1997, and 43 percent in 1996. Research and development expenditures, totaling $2,499,000 in 1998, $2,122,000 in 1997, and $1,951,000
in 1996, were necessary to generate new product innovations.

OIL AND GAS SERVICES

     The oil and gas services segment provides a variety of services, equipment, and personnel to the oil and gas industry. Service locations include Belle Chasse, Houma, Lafayette, Fourchon, and Morgan City, Louisiana; Alice, Corpus Christi, Houston, Longview, and Odessa, Texas; Elk City, Woodward, Lindsay, and McAlester, Oklahoma; Rock Springs, Wyoming; Venezuela and Algeria. The oil and gas services business is not generally seasonal. However, severe weather conditions will increase the demand for oil and natural gas, which generally results in an increase in the demand for our services. During 1998, 1997, and 1996 there were no material expenditures for research and development in this business segment.

     The services provided by the oil and gas services segment of RPC include the following:

OIL FIELD SERVICES

     Cudd Pressure Control, Inc. ("Cudd"), a wholly owned subsidiary of RPC, provides a wide range of oil and gas well services throughout the southwestern United States and other countries. These oil field services include coiled tubing, snubbing, nitrogen pumping, wireline, marine, well control, and engineering consulting. This portion of the business segment contributed 30 percent of RPC's consolidated revenue in 1998, 32 percent in 1997, and 29 percent in 1996.

EQUIPMENT RENTAL SERVICES

     Patterson Services, Inc., a wholly owned subsidiary of RPC, offers specialized tools and equipment on a rental basis. These include drill pipe, drill collars, tubing, blowout preventors, and torque-turning equipment. In addition, Patterson Services provides experienced personnel to install and remove customer-owned casing at well sites and operate company-owned, diesel-driven hammers and welding machines used to weld and drive pipe into the ground. On average, approximately 23 percent of rental equipment was rented on a daily basis in 1998 and 26 percent in 1997. In the rental business, maximum utilization is approximately 50 percent due to transportation, inspection, and cleaning requirements. This portion of the business segment contributed 15 percent of RPC's consolidated revenue in 1998, 15 percent in 1997, and 13 percent in 1996.

STORAGE AND INSPECTION SERVICES

     Patterson Tubular Services, Inc. ("PTS"), a wholly owned subsidiary of RPC, performs tubular inspections, stores pipe, and inventories pipe using an on-line computerized inventory system. Waterfront dock facilities enable PTS to services a wide variety of offshore and inland vessels.

     In January 1996 PTS opened a state-of-the-art internal pipe-coating facility in Channelview, Texas. The plant uses CERAMKOTE 54 -Registered Trademark-, a high-performance ceramic-epoxy coating system, which provides abrasion and corrosion protection. This portion of the business segment contributed 6 percent of RPC's consolidated revenue in 1998, 8 percent in 1997, and 9 percent in 1996.

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

     The boat manufacturing segment produces four lines of boats with distribution to a nationwide network of independent dealers. Sales to these dealers are generated by a six-person sales force. Although production is scheduled from orders placed by dealers, these are not firm orders and are frequently changed or canceled. As a result, this segment does not have an identifiable backlog of sales.

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

EMPLOYEES

     At December 31,1998, RPC employed 1,587 persons.


ENVIRONMENTAL CONSIDERATIONS

     The capital expenditures, earnings, and competitive position of RPC are not materially affected by compliance with federal, state, and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

INDUSTRY SEGMENTS' FINANCIAL INFORMATION

     Information about RPC's operations by segment, as well as financial information about foreign and domestic operations for the three years ended December 31, 1998, is set forth in Note 9 of the Financial Statements on pages 22 and 23.

ITEM 2                     PROPERTIES

     RPC owns or leases 63 offices and operating facilities. Considered individually, the only facility that represents a materially important physical property is the boat manufacturing plant in Nashville, Georgia. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities are as follows:

OWNED LOCATIONS
Houston, Texas--Pipe storage terminal, inspection shed, and pipe coating facility

Nashville, Georgia--Boat manufacturing facility

Irving, Texas--Crane fabrication plant

Houma, Louisiana--Oil and gas administrative office

LEASED LOCATIONS
Morgan City, Louisiana--Pipe storage terminal and inspection shed

Expiration date of lease: January 31, 2002

ITEM 3                   LEGAL PROCEEDINGS

     RPC is involved in various legal proceedings encountered in the ordinary course of business. In the opinion of management, any judgment or settlement arising from these proceedings will not, individually or in the aggregate, have a material adverse effect on its business or its financial position.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

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

          Name and Office                                  Date First
          with Registrant                  Age          Elected to Office

          R. Randall Rollins               67           1/24/84
          Chairman of the Board
          Chief Executive Officer

          Richard A. Hubbell               54           1/27/87
          President
          Chief Operating Officer

          Bobby Joe Cudd                   69           1/24/84
          Executive Vice President

          James A. Lane, Jr.               56           1/27/87
          Executive Vice President

          Linda H. Graham                  62           1/27/87
          Vice President
          Secretary

          Ben M. Palmer(1)                 38           7/8/96
          Vice President
          Chief Financial Officer
          Treasurer

     (1) Ben M. Palmer joined the Registrant in July 1996 as Chief Financial Officer and Treasurer. He was elected Vice President in April 1998. From 1992 to 1996, Mr. Palmer served as Senior Vice President, Chief Financial Officer, and Treasurer of EQ Services, Inc., a commercial mortgage servicing and asset management company.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     RPC common stock is listed for trading on the New York Stock Exchange under the symbol RES. At the close of business on December 31, 1998, there were 1,283 holders of record of common stock. The high and low prices of RPC's common stock for each quarter in the years ended December 31, 1998 and 1997 were as follows:

------------------------------------------------------------------------------
                                1998                       1997
------------------------------------------------------------------------------
        Quarter          High          Low          High          Low
------------------------------------------------------------------------------
        First            $ 13.500      $ 10.875     $  7.688      $  7.188
        Second             14.250        12.250        7.407         6.188
        Third              12.625         8.750       16.219         7.344
        Fourth              9.938         7.000       15.313        11.125
------------------------------------------------------------------------------

     During 1998, RPC declared and paid quarterly cash dividends of $0.035 per common share payable March 10, June 10, September 10, and December 10, 1998. Dividends were first paid in the third quarter of 1997.

ITEM 6.     SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES (IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------------------

                                           1998                1997                 1996                1995                1994
--------------------------------------------------------------------------------------------------------------------------------
OPERATIONS SUMMARY
Revenue                               $ 244,274           $ 245,799            $ 200,833           $ 161,379           $ 155,765
Net costs and expenses                  218,428             211,836              180,596             145,228             142,583
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes               25,846              33,963               20,237              16,151              13,182
Income tax provision                      9,821              11,718                6,982               5,396               4,404
--------------------------------------------------------------------------------------------------------------------------------
Net income                            $  16,025           $  22,245            $  13,255           $  10,755           $   8,778
--------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                            $    0.55           $    0.76            $    0.46           $    0.37           $    0.31
     Diluted                                .55                 .75                  .46                 .37                 .31
Cash dividends declared                     .14                 .05                   --                  --                  --
--------------------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES                  $  30,124           $  20,479            $  20,889           $  15,529           $  10,618
--------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets                          $ 180,691           $ 182,518            $ 152,800           $ 132,656           $ 122,242
Working capital                          40,099              50,395               39,192              41,943              37,827
Stockholders' equity                    143,066             139,376              117,799             104,361              93,499
--------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CONSOLIDATED

     Consolidated revenue decreased less than 1 percent in 1998 to $244,274,000 compared to $245,799,000 in 1997. Consolidated revenue in 1997 was 22 percent higher than 1996 revenue of $200,833,000. In 1998, revenue in the boat manufacturing segment increased 9 percent due primarily to an increase in the average sales price of boats sold. Chaparral has expanded its revenues despite minimal overall industry growth. The oil and gas services segment revenue decreased 10 percent in 1998 compared to 1997 because a worldwide imbalance between the supply and demand for oil created depressed oil prices. Therefore, oil field services' customers were not actively seeking to expand oil and gas reserves through new drilling.

     Consolidated income before income taxes was $25,846,000 in 1998, $33,963,000 in 1997, and $20,237,000 in 1996. This represented a decrease of $8,117,000 or 24 percent in 1998 and an increase of $13,726,000 or 68 percent in 1997. In 1998, the boat manufacturing segment generated a 17 percent increase in income before income taxes due primarily to the reasons discussed above. Chaparral was able to maintain its pricing structure, despite continued price competition, resulting in a slight improvement in margins. The oil and gas services segment's income before income taxes decreased 37 percent because of the reasons discussed above.

     Consolidated net income was $16,025,000 or $0.55 diluted earnings per share in 1998 compared to $22,245,000 or $0.75 diluted earnings per share in 1997. This compares to $0.55 basic earnings per share in 1998 versus $0.76 basic earnings per share in 1997. Consolidated net income in 1996 was $13,255,000 or $0.46 diluted and basic earnings per share. This represented a decrease of $6,220,000 or 28 percent in 1998 and an increase of $8,990,000 or 68 percent in 1997.

REVENUE--BUSINESS SEGMENTS

Boat Manufacturing--The boat manufacturing segment reported a 9 percent or $8,468,000 increase in revenue from $95,029,000 in 1997 to $103,497,000 in
1998. Revenue for 1996 was $86,225,000.

     The total number of boats sold by Chaparral in 1998 decreased less than 1 percent while the average sales price increased 10 percent. The average sales price increased because of the larger number of higher priced boats sold. The SS line of family runabouts, introduced in 1993, and the Sunesta, the deckboat line introduced in 1992, continued to be very popular. Revenues also continued to increase as a result of the favorable response to the dealer incentive schedule, which reduces the fluctuation in production levels, and increased production of higher priced models to meet dealer demands. There were price increases in July 1998 and December 1998 that averaged 1 percent each, as a result of higher material costs.

     The total number of boats sold by Chaparral in 1997 increased 5 percent compared to 1996. The increase was due to increased sales from new model changes coupled with a favorable response to the dealer incentive schedule.

Oil and Gas Services--The oil and gas services segment generated $123,949,000 or 51 percent of 1998 revenue. Revenue was $137,599,000 in 1997 and $101,741,000 in 1996. Patterson Services' revenue decreased 4 percent in 1998 as demand decreased for its specialized rental tools because of significant reductions in customer drilling activity. Cudd Pressure Control's international operations experienced a 42 percent decrease in revenues in 1998 due to the restructuring of Venezuela's national oil company, and a worldwide slow down in industry activity as a result of the lower oil prices. The decreased activity occurred in the latter half of 1998 following increasing activity levels during 1997.

    The revenue decrease for the oil and gas services segment of 10 percent for 1998, as compared to 1997, can be attributed to a number of factors, including a decrease in oil and natural gas prices due to decreases in demand and the resulting decrease in customer exploration and production activity. Oil prices and natural gas prices decreased 35 percent and 22 percent compared to prior year. The number of active domestic drilling rigs has decreased 38 percent compared to the prior year.

EXPENSES

     Cost of goods sold for the boat manufacturing segment was $77,776,000 in 1998 compared to $72,899,000 in 1997 and $67,426,000 in 1996. This represents an increase of $4,877,000 or 7 percent in 1998, which is somewhat less than the increase in revenue. As a percent of revenue, cost of goods sold for this segment was 75 percent in 1998, 77 percent in 1997 and 78 percent in 1996. The decrease as a percentage of segment revenues can be attributed to an increased emphasis on inventory pricing controls. The remaining cost of goods sold was incurred by subsidiaries in other businesses.

     Consolidated operating expenses were $113,994,000 in 1998, $117,777,000 in 1997, and $95,820,000 in 1996. Expenses were 3 percent lower in 1998 than in 1997, primarily in the oil and gas services segment, resulting from this segment's revenue decrease.

     The boat manufacturing segment's operating expenses were $11,024,000 or 11 percent of this segment's revenue in 1998 as compared to $9,595,000 or 10 percent of this segment's revenue in 1997. The oil and gas services segment's operating expenses were $92,118,000 or 74 percent of this segment's revenue in 1998. Operating expenses were $99,981,000 or 73 percent of this segment's revenue in 1997 and $79,421,000 or 78 percent of this segment's revenue in 1996.
     The portion of depreciation and amortization not included in cost of goods sold was $15,661,000 in 1998, $12,877,000 in 1997, and $9,210,000 in
1996. The majority of this expense represented the oil and gas services segment depreciation of $14,368,000 in 1998, $11,521,000 in 1997, and
$8,126,000 in 1996. The 1998 increase of $2,784,000 or 22 percent was due primarily to increased capital expenditures. Chaparral's depreciation expense for production equipment is a component of cost of goods sold, therefore this category includes only amortization of intangibles and depreciation of nonproduction assets. Chaparral's depreciation and amortization was $776,000 for 1998, $780,000 for 1997, and $734,000 for 1996. Consolidated
amortization of intangible assets was $888,000 in 1998, $865,000 in 1997, and $797,000 in 1996.

INTEREST INCOME

  Interest income was $2,023,000 in 1998, $2,376,000 in 1997, and $2,018,000
in 1996. The decrease in total cash and marketable securities from $58,184,000 at December 31, 1997, to $42,950,000 at December 31, 1998, resulted in a decrease in interest income of 15 percent in 1998 due to lower average balances and moderately lower yields.

FINANCIAL CONDITION

  As of December 31, 1998, RPC's cash and cash equivalents and short-term marketable securities had decreased $15,242,000 from $28,685,000 at December 31, 1997 to $13,443,000. Cash provided by operating activities was $24,496,000 compared to $30,196,000 in 1997. Accounts receivable were $25,266,000 at December 31, 1998, compared to $32,153,000 at December 31, 1997, a decrease of $6,887,000 due to the decrease in revenues. Inventories were $1,421,000 higher than the prior year mainly due to an increase in the value of finished boats on hand for the boat manufacturing segment. Inventory increased due to the higher production levels for the boat manufacturing segment to satisfy increased demand.

  During 1998, current assets decreased $15,355,000 and current liabilities decreased $5,059,000, a combined decrease in working capital of $10,296,000. Working capital at December 31, 1998, was $40,099,000 compared to $50,395,000 in the prior year. The current ratio remained strong at the end of 1998 with a ratio of 2.2-to-1 as compared to 2.3-to-1 both 1997 and 1996.

  Capital expenditures for 1998 were $30,124,000, an increase of $9,645,000 from $20,479,000 in 1997. $27,814,000 of these expenditures were in the oil and gas services segment for revenue-producing equipment. Capital expenditures for the oil and gas services segment were $19,668,000 in 1997.

  RPC expects that funding for capital requirements over the next twelve months will be provided by available cash and marketable securities and cash generated from operations.

FORWARD-LOOKING STATEMENTS

  This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995.
All statements, other than statements of historical facts, included or incorporated by reference in this Annual Report which address activities, events, or developments which RPC expects or anticipates will or may occur in the future, including statements regarding RPC's competitive position, future capital requirements, the anticipated impact of legal proceedings, plans to increase revenues and profit margins, trends in the boating industry, plans to increase boat sales, future acquisitions, the impact of the year 2000 programming issue, RPC's ability to take advantage of current conditions and opportunities in the oil and gas businesses and boat manufacturing business, the impact of consolidation in the oil and gas and boat manufacturing industries on RPC's business, and other statements regarding future plans and strategies, anticipated trends and similar expressions concerning matters that are not historical facts, are forward-looking statements. These statements are based on certain conditions and analyses made by RPC in light of its experience and its perception of historical trends, current conditions and expected future develop-ments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with RPC's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from RPC's expectations, including economic conditions, conditions in the industries in which RPC operates, competition, the availability of acquisition candidates, the ability of RPC to obtain financing on reasonable terms and conditions, and other factors, many of which are beyond the control of RPC. Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by RPC will be realized or, even if substantially realized, that they will have the expected consequences to or effects on RPC or its business or operations.
RPC assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

YEAR 2000 ISSUE

Aware that the Year 2000 (Y2K) information technology programming issue could have a significant potential impact on its future operations and financial reporting, RPC began its assessment and remediation processes regarding its primary financial and operating systems in 1997. RPC's assessment activities have included (1) identifying all software and operating systems--both information technology (IT) systems and non-IT systems with embedded technology--which are critical to operations and/or financial reporting, (2) testing of such software and systems for Y2K compliance, and (3) obtaining assurances from its vendors and its large commercial customers. RPC's remediation activities have included replacing certain software and operating systems, followed by testing to ensure the Y2K compliance of the replacements.

     Based on its assessment and remediation activities to date, RPC believes that its critical internal software and operating systems are Y2K compliant with the exception of a subsidiary billing system. The total cost of Y2K expenditures to date have not been material. The remaining Y2K remediation costs are anticipated to be less than $50,000.

     Based on assurances from the majority of its vendors and large commercial customers to date, RPC does not anticipate any material Y2K impact on its operations or financial reporting at this time. RPC believes that the worst case scenario will be temporary delays in billing and collection of customer receivables.

     RPC expects to have contingency plans in place by the end of 1999 that address any potential Y2K issues.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK

     RPC maintains an investment portfolio, comprised of U.S. Government and corporate debt securities, which is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. RPC has performed an interest rate sensitivity analysis using a duration model over the near term with a 10 percent change in interest rates. RPC's portfolio is not subject to material interest rate risk exposure based on this analysis, and no material changes in market risk exposures or how those risks are managed is expected.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                --------------------------------------------------------------------------------
BALANCE SHEETS             RPC, INC. AND SUBSIDIARIES (IN THOUSANDS EXCEPT SHARE INFORMATION)
                --------------------------------------------------------------------------------
                At December 31,                                              1998          1997
                ---------------------------------------------------------------------------------

                ASSETS
                Cash and cash equivalents                                  $ 10,029      $ 17,409
                Marketable securities                                         3,414        11,276
                Accounts receivable, net                                     25,266        32,153
                Inventories                                                  17,446        16,025
                Deferred income taxes                                        10,787         8,626
                Federal income taxes receivable                               3,673            --
                Prepaid expenses and other current assets                     1,909         2,390
                ---------------------------------------------------------------------------------
                Current assets                                               72,524        87,879
                ---------------------------------------------------------------------------------
                Equipment and property, net                                  70,206        55,673
                Marketable securities                                        29,507        29,499
                Intangibles, net of accumulated amortization
                  of $8,847 in 1998 and $7,959 in 1997                        7,401         8,289
                Other assets                                                  1,053         1,178
                ---------------------------------------------------------------------------------
                Total assets                                               $180,691      $182,518
                ---------------------------------------------------------------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY
                Accounts payable                                           $  5,859      $  7,437
                Accrued payroll and related expenses                          4,192         5,826
                Accrued insurance expenses                                    6,329         7,422
                Accrued state, local and other taxes                          4,063         4,211
                Federal income taxes payable                                     --         1,061
                Accrued discounts                                             1,053           826
                Current portion of long-term debt                               659           857
                Other accrued expenses                                       10,270         9,844
                ---------------------------------------------------------------------------------
                Current liabilities                                          32,425        37,484
                ---------------------------------------------------------------------------------
                Long-term accrued insurance expenses                          3,308         4,034
                Long-term debt                                                  636         1,315
                Deferred income taxes                                         1,256           309
                ---------------------------------------------------------------------------------
                Total liabilities                                            37,625        43,142
                ---------------------------------------------------------------------------------
                Commitments and contingencies
                ---------------------------------------------------------------------------------
                Common stock, $.10 par value, 79,000,000 shares
                  authorized, 28,887,872 shares issued in 1998,
                  29,780,382 shares issued in 1997                            2,888         2,978
                Capital in excess of par value                               26,538        35,211
                Earnings retained                                           113,640       101,805
                Common stock in treasury, at cost,
                  169,392 shares in 1997                                         --          (618)
                ---------------------------------------------------------------------------------
                Total stockholders' equity                                  143,066       139,376
                ---------------------------------------------------------------------------------
                Total liabilities and stockholders' equity                 $180,691      $182,518
                ---------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements.

---------------------------------------------------------------------------
                                                                             STATEMENTS
RPC, INC. AND SUBSIDIARIES     (IN THOUSANDS EXCEPT PER SHARE DATA)           OF INCOME

---------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                    1998          1997         1996
---------------------------------------------------------------------------
REVENUE                                 $244,274      $245,799     $200,833
---------------------------------------------------------------------------
Cost of goods sold                        90,796        83,558       77,584
Operating expenses                       113,994       117,777       95,820
Depreciation and amortization             15,661        12,877        9,210
Interest income                           (2,023)       (2,376)      (2,018)
---------------------------------------------------------------------------
Income before income taxes                25,846        33,963       20,237
Income tax provision                       9,821        11,718        6,982
---------------------------------------------------------------------------
Net income                              $ 16,025      $ 22,245     $ 13,255
---------------------------------------------------------------------------
EARNINGS PER SHARE
---------------------------------------------------------------------------
     Basic                              $   0.55      $   0.76     $   0.46
---------------------------------------------------------------------------
     Diluted                            $   0.55      $   0.75     $   0.46
---------------------------------------------------------------------------

---------------------------------------------------------------------------
                                                                              STATEMENTS OF
RPC, INC. AND SUBSIDIARIES   (IN THOUSANDS)                                    STOCKHOLDERS'
                                                                                     EQUITY
---------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                    1998          1997         1996
---------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of year            $  2,978      $  1,471     $  1,461
Stock purchased and retired                  (53)           --           --
Two-for-one stock split                       --         1,487           --
Treasury stock retired                       (42)           --           --
Stock issued for benefit plans, net            5            20           10
---------------------------------------------------------------------------
Balance at end of year                  $  2,888      $  2,978     $  1,471
---------------------------------------------------------------------------
CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of year            $ 35,211      $ 35,176     $ 34,599
Stock purchased and retired               (5,469)           --           --
Two-for-one stock split                       --        (1,487)          --
Treasury stock retired                    (3,641)           --           --
Stock issued for benefit plans, net          437         1,522          577
---------------------------------------------------------------------------
Balance at end of year                  $ 26,538      $ 35,211     $ 35,176
---------------------------------------------------------------------------
EARNINGS RETAINED
Balance at beginning of year            $101,805      $ 81,555     $ 68,526
Net income                                16,025        22,245       13,255
Dividends declared                        (4,108)       (1,475)          --
Stock issued for benefit plans, net          (82)         (520)        (226)
---------------------------------------------------------------------------
Balance at end of year                  $113,640      $101,805     $ 81,555
---------------------------------------------------------------------------
TREASURY STOCK
Balance at beginning of year            $    618      $    403     $    225
Stock purchased                            3,045            --           --
Treasury stock retired                    (3,682)           --           --
Stock options exercised                       19           215          178
---------------------------------------------------------------------------
Balance at end of year                  $     --      $    618     $    403
---------------------------------------------------------------------------
---------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.


Statements --------------------------------------------------------------------------------------------------------------
of Cash    RPC, INC. AND SUBSIDIARIES (IN THOUSANDS)
Flows      --------------------------------------------------------------------------------------------------------------
           Years ended December 31,                                         1998                1997              1996
           --------------------------------------------------------------------------------------------------------------
           OPERATING ACTIVITIES

           Net income                                                   $ 16,025            $ 22,245          $ 13,255
           Noncash charges (credits) to earnings:
               Depreciation and amortization                              16,430              13,510             9,818
               Gain on sale of equipment and property                     (2,350)             (2,216)           (1,316)
               Deferred income tax (benefit) provision                    (1,213)               (608)              246
           (Increase) decrease in assets:
               Accounts receivable                                         6,887              (7,997)           (3,354)
               Inventories                                                (1,421)               (598)             (982)
               Federal income taxes receivable                            (3,673)                 --                --
               Prepaid expenses and other current assets                     606                (727)              185
               Other noncurrent assets                                        23                 427                 2
           Increase (decrease) in liabilities:
               Accounts payable                                           (2,809)                681             1,721
               Accrued payroll and related expenses                       (1,634)              1,285               642
               Accrued insurance expenses                                 (1,819)              1,226             1,883
               Other accrued expenses                                       (556)              2,968             1,960
           --------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                      24,496              30,196            24,060
           --------------------------------------------------------------------------------------------------------------

           INVESTING ACTIVITIES

           Capital expenditures                                          (30,124)            (20,479)          (20,889)
           Proceeds from sale of equipment and property                    3,657               2,510             1,769
           Net sale (purchase) of marketable securities                    7,854              (7,555)           (9,472)
           Other                                                              --                 623              (502)
           --------------------------------------------------------------------------------------------------------------
           Net cash used for investing activities                        (18,613)            (24,901)          (29,094)
           --------------------------------------------------------------------------------------------------------------

           FINANCING ACTIVITIES

           Payment of dividends                                           (4,108)             (1,475)               --
           Repayments of long-term debt                                     (877)                 --                --
           Cash paid for common stock purchased and retired               (8,351)                 --                --
           Proceeds received upon exercise of stock options                   73                 465                32
           --------------------------------------------------------------------------------------------------------------
           Net cash (used for) provided by financing activities          (13,263)             (1,010)               32
           --------------------------------------------------------------------------------------------------------------
           Net (decrease) increase in cash and cash equivalents           (7,380)              4,285            (5,002)
           Cash and cash equivalents at beginning of year                 17,409              13,124            18,126
           --------------------------------------------------------------------------------------------------------------
           Cash and cash equivalents at end of year                     $ 10,029            $ 17,409          $ 13,124
           --------------------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

RPC, INC. AND SUBSIDIARIES
Years ended December 31, 1998, 1997, and 1996

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

Marketable Securities--Marketable securities should be classified as either "trading" or "available-for-sale," which requires reporting at fair value on the balance sheet. Any unrealized gains and losses on trading securities are included in earnings. For available-for-sale securities, any unrealized gains and losses are excluded from earnings and, if significant, reported in a separate component of stockholders' equity. As of December 31, 1998 and 1997, the difference between fair value and cost for both classifications was not material.

     Investments with original maturities between 3 and 12 months are considered to be current marketable securities. Investments with original maturities greater than 12 months are considered to be noncurrent marketable securities.

Inventories--Inventories are recorded at the lower of cost (first-in, first-out basis) or market value.

Long-Lived Assets--Long-lived assets and certain intangibles are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and other assets, to determine if any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

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

Stock-Based Compensation--Statements of Financial Accounting Standards ("SFAS No. 123") defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

     RPC has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1998, 1997, and 1996 using the Black-Scholes option pricing/model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

------------------------------------------------------------------------------
                                  1998             1997             1996
------------------------------------------------------------------------------
Risk free interest rate             5.4%             6.2%             5.3%
Expected dividend yield               2%               0%               0%
Expected lives                   7 years          7 years          7 years
Expected volatility               31-34%           26-31%           24-31%
------------------------------------------------------------------------------

The total fair value of the options granted during the years ended December 31, 1998, 1997, and 1996, were computed as approximately $1,092,000, $524,000, and $148,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net income and pro forma net income per share would have been as follows:

------------------------------------------------------------------------------
December 31,                      1998             1997             1996
------------------------------------------------------------------------------
Net Income (IN THOUSANDS)
     As reported                 $ 16,025         $ 22,245         $ 13,255
     Pro forma                     15,818           22,163           13,238
Basic EPS
     As reported                 $   0.55         $   0.76         $   0.46
     Pro forma                       0.55             0.76             0.46
Diluted EPS
     As reported                 $   0.55         $   0.75         $   0.46
     Pro forma                       0.54             0.75             0.45
------------------------------------------------------------------------------

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

Income Taxes--Deferred tax liabilities and assets are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. These differences are more inclusive in nature than differences determined under previously applicable accounting principles.

Earnings per Share--RPC adopted SFAS No. 128, "Earnings Per Share," in 1997, which requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of common stock equivalents and restricted shares included in diluted earnings per share, but excluded in basic earnings per share. A reconciliation of the weighted shares outstanding is as follows:


                                        1998             1997             1996
------------------------------------------------------------------------------
Basic EPS                         28,987,345       29,181,668       28,942,180
Common stock
 equivalents and
 restricted shares                   377,870          423,195          200,498
------------------------------------------------------------------------------
Diluted EPS                       29,365,215       29,604,863       29,142,678
------------------------------------------------------------------------------

New Accounting Standards--In June 1998, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which establishes standards for reporting and disclosing information about derivative instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact.

NOTE 2: ACCOUNTS RECEIVABLE

    Accounts receivable, net, at December 31, 1998 of $25,266,000 and at December 31, 1997, of $32,153,000 are net of allowances for doubtful accounts of $7,004,000 in 1998, and $6,967,000 in 1997.

NOTE 3: INVENTORIES

    Inventories are recorded at the lower of cost (first-in, first-out basis) or market value and are detailed as follows:

-------------------------------------------------------------------
December 31,                           1998               1997
-------------------------------------------------------------------
                                           (IN THOUSANDS)
Raw materials and supplies            $ 9,942            $10,392
Work in process                         1,414              1,262
Finished goods                          6,090              4,371
-------------------------------------------------------------------
Total inventories                     $17,446            $16,025
-------------------------------------------------------------------

NOTE 4: EQUIPMENT AND PROPERTY

    Equipment and property are presented at cost net of accumulated depreciation and are detailed as follows:

-------------------------------------------------------------------
December 31,                           1998               1997
-------------------------------------------------------------------
                                           (IN THOUSANDS)
Operating equipment
  and property                       $175,842           $164,584
Buildings                              17,142             15,991
Furniture and fixtures                  4,233              4,546
Vehicles                               18,999             17,506
Land                                    4,941              4,941
-------------------------------------------------------------------
Gross equipment and property          221,157            207,568
Less: accumulated depreciation        150,951            151,895
-------------------------------------------------------------------
Net equipment and property           $ 70,206           $ 55,673
-------------------------------------------------------------------

NOTE 5: INCOME TAXES

    The following table lists the components of the provision for income taxes:

-------------------------------------------------------------------------------------
December 31,                           1998               1997               1996
-------------------------------------------------------------------------------------
                                                     (IN THOUSANDS)
Current:
    Federal                          $10,264             $11,838            $6,353
    State                                770                 488               383
Deferred                              (1,213)               (608)              246
-------------------------------------------------------------------------------------
Total income tax provision           $ 9,821             $11,718            $6,982
-------------------------------------------------------------------------------------

    A reconciliation between the federal statutory rate and RPC's effective tax rate is as follows:

-------------------------------------------------------------------------------------
December 31,                           1998               1997               1996
-------------------------------------------------------------------------------------
Federal statutory rate                 35.0%              35.0%              35.0%
State income taxes                      1.9                1.4                1.9
Other                                   1.1               (1.9)              (2.4)
-------------------------------------------------------------------------------------
Effective tax rate                     38.0%              34.5%              34.5%
-------------------------------------------------------------------------------------

The components of the net deferred tax assets (liabilities) are as follows:

-----------------------------------------------------------------------
December 31,                               1998               1997
-----------------------------------------------------------------------
                                               (IN THOUSANDS)
Current deferred tax asset:
  Self-insurance reserves                 $ 2,158            $ 2,088
  Bad debt reserves                         2,278              2,503
  State, local & other taxes                1,015                852
  Payroll accruals                            985                703
  Warrant reserves                          1,051                795
  All others                                3,300              1,685
  Valuation allowance                          --                 --
-----------------------------------------------------------------------
Total current deferred tax asset          $10,787            $ 8,626
-----------------------------------------------------------------------

Noncurrent deferred tax asset (liability):
  Self-insurance reserves                 $ 1,585            $ 1,452
  Depreciation                             (2,562)            (1,592)
  All others                                 (279)              (169)
  Valuation allowance                          --                 --
-----------------------------------------------------------------------
Total noncurrent deferred
  tax (liability):                        $(1,256)           $  (309)
-----------------------------------------------------------------------

     Total income tax payments, net of refunds, were $12,765,000 in 1998, $11,260,000 in 1997, and $4,510,000 in 1996.

NOTE 6: LONG-TERM DEBT

     The fair value of the long-term debt approximates the carrying value. All obligations are collateralized by property, plant, and equipment.

     At December 31, 1998, future minimum lease payments on long-term debt and capitalized lease obligations were as follows:


------------------------------------------------------------------------------
                                   (IN THOUSANDS)
1999                                                                   $   659
2000                                                                       276
2001                                                                       230
2002                                                                       130
2003                                                                        --
------------------------------------------------------------------------------
Total minimum principal payments                                       $ 1,295
------------------------------------------------------------------------------

     The long-term debt of RPC as of December 31, 1998, and December 31, 1997, is summarized as follows:


(IN THOUSANDS)                            Range of
                         Maturity         Interest
          Type            Dates            Rates           1998           1997
------------------------------------------------------------------------------
Notes payable            2001-2002        6.25-8.50%    $   820        $ 1,300
Capital leases             2000             10.99%          475            872
------------------------------------------------------------------------------
Total debt                                                1,295          2,172
Less current portion                                        659            857
------------------------------------------------------------------------------
Long-term debt                                          $   636        $ 1,315
------------------------------------------------------------------------------

     The net book value of equipment under capital lease was $1,085,000 at December 31, 1998.

NOTE 7: COMMITMENTS AND CONTINGENCIES

     Minimum annual rentals, prinipally for noncancelable real estate and truck leases with terms in excess of one year, in effect at December 31, 1998, are summarized in the following table:


------------------------------------------------------------------------------
                                   (IN THOUSANDS)
1999                                                                   $   965
2000                                                                       808
2001                                                                       613
2002                                                                       332
2003                                                                       169
2004-2008                                                                  157
------------------------------------------------------------------------------
Total rental commitments                                               $ 3,044
------------------------------------------------------------------------------

     Total rental expense charged to operations was $2,514,000 in 1998, $3,610,000 in 1997, and $3,517,000 in 1996.

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

     To assist dealers in obtaining financing for the purchase of its boats, Chaparral has entered into agreements with various dealers and financing institutions to guarantee varying amounts of the dealers' purchase debt obligations. Chaparral's obligation under its guarantee becomes effective in the case of default in payments by the dealer. The agreements provide for the return of all repossessed boats to Chaparral in new condition, in exchange for Chaparral's assumption of the unpaid debt obligation on those boats. As of December 31, 1998, guarantees outstanding totaled $6,382,000.

NOTE 8: EMPLOYEE BENEFIT PLANS

Retirement Plan--In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which establishes standards for disclosures for pensions and other postretirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. All prior years have been restated to conform with current year presentation.
     RPC has a tax-qualified defined benefit, noncontributory, trusteed retirement income plan which covers substantially all employees with at least one year of service. Benefits are based on an employee's years of service and compensation near retirement. RPC has the right to terminate or modify the plan at any time.
     The following table sets forth the funded status of the plan and the amounts recognized in RPC's consolidated balance sheet:


------------------------------------------------------------------------------
December 31,                                      1998                    1997
------------------------------------------------------------------------------
                                                  (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning
     of year                                  $ 16,172                $ 14,005
Service cost                                       914                     602
Interest cost                                    1,343                   1,053
Actuarial loss                                   2,244                   1,014
Benefits paid                                     (547)                   (502)
------------------------------------------------------------------------------
Benefit obligation at end of year               20,126                  16,172
------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at
     beginning of year                          16,493                  14,752
Actual return on plan assets                     2,161                   2,243
Benefits paid                                     (547)                   (502)
------------------------------------------------------------------------------
Fair value of plan assets at
     end of year                                18,107                  16,493
------------------------------------------------------------------------------
Funded status                                   (2,019)                    321
Unrecognized net asset                            (674)                   (867)
Unrecognized net loss                            2,458                     888
Unrecognized prior service cost                    (25)                    (34)
------------------------------------------------------------------------------
Net (accrued) prepaid benefit                 $   (260)               $    308
------------------------------------------------------------------------------
ACTUARIAL PRESENT VALUE
     OF BENEFIT OBLIGATIONS:
Accumulated benefit obligation                $ 16,928                $ 13,797
------------------------------------------------------------------------------
Plan assets at fair value                     $ 18,107                $ 16,493
------------------------------------------------------------------------------


     RPC's funding policy is to contribute to the retirement income plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. No contributions were required in 1998, 1997, or 1996.
     Total retirement plan cost was $569,000 in 1998, $86,000 in 1997, and $72,000 in 1996. The components of net periodic benefit cost are summarized as follows:


------------------------------------------------------------------------------
December 31,                              1998            1997            1996
------------------------------------------------------------------------------
                                                     (IN THOUSANDS)
Service cost for benefits earned
     during the period               $     914       $     602       $     540
Interest cost on projected benefit
     obligation                          1,342           1,053             991
Expected return on plan assets          (1,531)         (2,243)         (1,719)
Net amortization and deferral             (156)            674             260
------------------------------------------------------------------------------
Net periodic benefit cost            $     569       $      86       $      72
------------------------------------------------------------------------------

     The weighted average assumptions were as follows:


------------------------------------------------------------------------------
December 31,                              1998            1997            1996
------------------------------------------------------------------------------
Discount rate                            7.00%           7.50%           7.50%
Expected return on plan
     assets                              9.50%           9.50%           9.50%
Rate of compensation
     increase                            4.00%           4.50%           5.00%
------------------------------------------------------------------------------


401(k) Plan--RPC sponsors a deferred compensation 401(k) plan that is available to substantially all full-time employees with more than six months of service. This plan allows employees to make tax-deferred contributions of up to 15 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. RPC matches 40 percent of each employee's contributions up to 3 percent of the employee's compensation. Employees vest in the RPC contributions after five years of service. The charges to expense for RPC's contributions were $392,000 in 1998, $315,00 in 1997, and $276,000 in 1996.

Stock Incentive Plans--RPC has an Employee Incentive Stock Option Plan (the "1984 Plan") under which 1,000,000 shares of common stock were reserved for issuance. The 1984 Plan expired in October 1994. On January 25, 1994, RPC adopted a new ten-year Employee Stock Incentive Plan (the "1994 Plan") under which 1,000,000 shares of common stock were reserved for issuance. During 1997, an additional 1,600,000 shares were reserved for issuance. These plans provide for the issuance of various forms of stock incentives, including, among others, incentive stock options and restricted stock. As of December 31, 1998, there were 1,660,400 shares available for the granting of options or other awards under the 1994 Plan.


Incentive Stock Options--Transactions involving the incentive stock option plans were as follows:

                                                                                                Weighted
                                                                                                 Average
                                                                      Option Price              Exercise
                                               Shares                  (Per Share)               Price
--------------------------------------------------------------------------------------------------------

Outstanding 1/1/96                             676,976                $1.625-$4.000               $ 2.72
Granted                                         80,000                     4.438                    4.44
Canceled                                       (29,800)                 3.000-4.000                 3.40
Exercised                                     (172,884)                 1.625-4.000                 1.76
                                       -----------------------------------------------------------------
Outstanding 12/31/96                           554,292                $1.625-$4.438               $ 3.23
Granted                                        158,000                     7.500                    7.50
Canceled                                        (5,232)                 1.625-7.500                 6.12
Exercised                                     (264,260)                 1.625-4.438                 2.58
                                       -----------------------------------------------------------------
Outstanding 12/31/97                           442,800                $3.000-$7.500               $ 5.11
Granted                                        218,000                    12.750                   12.75
Canceled                                       (28,400)                3.063-12.750                 4.44
Exercised                                      (30,300)                 3.063-7.500                 3.63
                                       -----------------------------------------------------------------
Outstanding 12/31/98                           602,100               $3.063-$12.750               $ 7.85
                                       -----------------------------------------------------------------

                                                                    1998          1997          1996
------------------------------------------------------------------------------------------------------
Exercisable at December 31                                         210,660       151,120       360,692
Weighted average exercise price
     of exercisable options                                          $4.27         $3.51         $2.94
Per share weighted average grant date
     fair value of options granted                                   $5.20         $3.40         $1.85
------------------------------------------------------------------------------------------------------

The weighted average remaining contractual life of options outstanding at December 31, 1998 was 7 years.


Restricted Stock--RPC has granted employees two forms of restricted stock: performance restricted and time lapse. The performance restricted shares are granted, but not earned and issued, until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of the Company stock. On the date the stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. Time lapse shares vest ten years from the grant date. There were 52,000 units granted under these restricted stock programs during 1998, 52,000 units granted during 1997, and 50,000 units during 1996. No performance shares were awarded under the plans in 1998. No shares were forfeited or canceled.
     The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions as established under the Plan have lapsed. Upon termination of employment, shares upon which restrictions have not lapsed must be returned to the Company. As of December 31, 1998, none of the shares of restricted stock were vested.

NOTE 9. BUSINESS SEGMENT INFORMATION

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for fiscal years beginning after December 15,1997. All prior years have been restated to conform with current year presentation.

     RPC has two reportable segments: oil and gas services and boat manufacturing. The oil and gas services segment provides a variety of services, equipment, and personnel to the oil and gas industry. The boat manufacturing segment manufactures and sells powerboats to a nationwide network of independent dealers.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. RPC evaluates performance based on profit or loss from operations before income taxes. RPC accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

     RPC's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. All of these businesses were acquired as a unit, and the management at the time of acquisition was retained.

     Certain information with respect to RPC's business segments is set forth in the following table:


------------------------------------------------------------------------------
DECEMBER 31,                              1998            1997            1996
------------------------------------------------------------------------------
                                                     (IN THOUSANDS)

Revenue:
     Oil and gas services            $ 123,949       $ 137,599       $ 101,741
     Boat manufacturing                103,497          95,029          86,225
     Other                              16,828          13,171          12,867
------------------------------------------------------------------------------
Total revenue                        $ 244,274       $ 245,799       $ 200,833
------------------------------------------------------------------------------
Operating income (loss):
     Oil and gas services            $  17,465       $  26,264       $  14,194
     Boat manufacturing                 13,920          11,755           9,524
     Other                              (3,519)         (3,212)         (2,609)
------------------------------------------------------------------------------
Total operating income               $  27,866       $  34,807       $  21,109
------------------------------------------------------------------------------
Corporate expenses                      (4,043)         (3,220)         (2,890)
Interest income                          2,023           2,376           2,018
------------------------------------------------------------------------------
Income before
     income taxes                    $  25,846       $  33,963       $  20,237
------------------------------------------------------------------------------
Identifiable assets:
     Oil and gas services            $  89,891       $  86,578       $  68,692
     Boat manufacturing                 28,085          25,076          26,167
     Other, including
          corporate assets              62,715          70,864          57,941
------------------------------------------------------------------------------
Total identifiable assets            $ 180,691       $ 182,518       $ 152,800
------------------------------------------------------------------------------


     Revenue from international operations in the oil and gas services segment totaled $9,822,000 in 1998, $17,407,000 in 1997, and $12,851,000 in
1996. The respective operating profits were $608,000 in 1998, $2,720,000 in 1997, and $3,096,000 in 1996. There were $6,450,000 in identifiable assets attributable to these operations in 1998, $9,987,000 in 1997, and $8,351,000 in 1996. There were no material amounts of international operations in the boat manufacturing segment.

NOTE 10: UNAUDITED QUARTERLY DATA



------------------------------------------------------------------------------
QUARTER                       FIRST         SECOND         THIRD        FOURTH
------------------------------------------------------------------------------
                                  (IN THOUSANDS EXCEPT PER SHARE DATA)

1998
Revenue                    $ 66,940       $ 66,375      $ 56,977      $ 53,982
Net Income                    5,654          6,410         3,753           208
Earning per share
     Basic                      .19            .22           .13           .01
     Diluted                    .19            .22           .13           .01

1997
Revenue                    $ 58,203       $ 67,032      $ 57,857      $ 62,707
Net income                    4,307          5,912         5,410         6,616
Earnings per share
     Basic                      .15            .20           .19           .23
     Diluted                    .15            .20           .18           .22

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This item is not applicable to RPC because there has been no change in or disagreements with its independent public accountants.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and executive offers is included in the RPC Proxy for its 1999 Annual Meeting of Stockholders, in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." This information is incorporated herein by reference. Information about executive officers is contained on page 9.

ITEM 11.    EXECUTIVE COMPENSATION

     Information concerning executive compensation is included in the RPC Proxy for its 1999 Annual Meeting of Stockholders, in the section entitled "Executive Compensation." This information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership is included in the RPC Proxy for its 1999 Annual Meeting of Stockholders, in the sections entitled "Capital Stock" and "Election of Directors." This information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is included in the RPC Proxy for its 1999 Annual Meeting of Stockholders, in the sections entitled "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation." This information is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report.


FINANCIAL STATEMENTS                                       PAGE

Balance Sheets as of December 31, 1998 and 1997              14
Statements of Income for the three years ended
     December 31, 1998                                       15
Statements of Stockholders' Equity for the three
     years ended December 31, 1998                           15
Statements of Cash Flows for the three years
     ended December 31, 1998                                 16
Notes to Financial Statements                             17-23

SCHEDULES
Schedule II-Valuation and Qualifying Accounts                25

EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
---------------------------------------------------------------
(3)(i)(a)      RPC's Certificate of Incorporation is
               incorporated herein by reference to Exhibit
               (3)(1)(a) to the 1998 Third Quarter Form 10-Q.

(3)(i)(b)      RPC's Certificate of Amendment of the
               Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(1)(b) to the 1998 Third Quarter Form 10-Q.

(3)(ii) By-laws of RPC are incorporated herein by reference to Exhibit (3)(b) to the fiscal 1993
               Form 10-K.

(4)            Form of Stock Certificate.

(10) RPC's 1994 Employee Stock Incentive Plan is incorporated herein by reference to Exhibit A of the 1994 Proxy Statement.

(10)(i) Compensation agreement with James Lane is incorporated herein by reference to page 8 of the 1999 Proxy Statement.

(21)     Subsidiaries of RPC.

(23)     Consent of Arthur Anderson LLP.

(24)     Power of Attorney for Directors.

(27)     Financial Data Schedule (for Commission use only).

REPORTS ON FORM 8-K

     No reports on Form 8-K were required to be filed by RPC for the quarter ended December 31, 1998. Any schedules or exhibits not shown above have been omitted because they are not applicable.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


--------------------------------------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------------------------------------
For the years ended December 31, 1998, 1997, and 1996.
--------------------------------------------------------------------------------------------------------------

                                         Balance at         Charged to               Net            Balance at
                                          Beginning          Costs and           (Write-Offs)         End of
          Description                     of Period           Expenses            Recoveries          Period
--------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998
     Allowance for Doubtful Accounts        $ 6,967            $ 1,675              $ (1,638)          $ 7,004
--------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997
     Allowance for Doubtful Accounts        $ 7,058            $   137              $   (228)          $ 6,967
--------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996
     Allowance for Doubtful Accounts        $ 4,205            $ 2,624              $    229           $ 7,058
--------------------------------------------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


------------------------------------------------------------------------------


To the Directors and Stockholders of RPC, Inc.:


     We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.



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



     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPC, Inc. and subsidiaries as of December 31,1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31,1998, in conformity with generally accepted accounting principles.



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




ATLANTA, GEORGIA                                          Arthur Andersen LLP
MARCH 15, 1999

SIGNATURES

-------------------------------------------------------------------------------


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RPC, INC.
                                            By:

                                             /s/ R. Randall Rollins
                                             ----------------------
                                             R. Randall Rollins
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)
                                             March 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/ R. Randall Rollins                  /s/ Ben M. Palmer
     ----------------------                  -----------------
     R. Randall Rollins                      Ben M. Palmer
     Chairman of the Board of Directors      Chief Financial Officer
     (Principal Executive Officer)           (Principal Financial and Accounting Officer)
     March 25, 1999                          March 25, 1999

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


                                             /s/ Richard A. Hubbell
                                             ----------------------
                                             Richard A. Hubbell
                                             Director and as Attorney-in-fact
                                             March 25, 1999



22