Form 10-Q
period 1999-03-31
RPC INC
filed 1999-05-14
CIK 742278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d)of the Securities
    Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934



                           Commission File No. 1-8726


                                    RPC, INC.
             (exact name of registrant as specified in its charter)

      DELAWARE                                             58-1550825
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification Number)

                 2170 PIEDMONT ROAD, NE, ATLANTA, GEORGIA 30324
                (Address of principal executive offices) (zip code)

      Registrant's telephone number, including area code -- (404) 321-2140



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

As of March 31, 1999, RPC, Inc. had 28,546,050 shares of common stock outstanding.

                                     1 of 12

                           RPC, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999, AND DECEMBER 31, 1998
                                 (In thousands)

                                                         MARCH 31,     December 31,
                                                           1999           1998
                                                        (UNAUDITED)     (Audited)
-----------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                  $ 10,345     $ 10,029
Marketable securities                                         5,032        3,414
Accounts receivable, net of allowance for doubtful
  accounts of $7,742 and $7,004, respectively                23,809       25,266
Inventories, at lower of cost or market                      17,249       17,446
Deferred income taxes                                        10,423       10,787
Federal income taxes receivable                               1,200        3,673
Prepaid expenses and other current assets                     2,005        1,909
-----------------------------------------------------------------------------------
Current assets                                               70,063       72,524
-----------------------------------------------------------------------------------
Equipment and property, net                                  68,315       70,206
Marketable securities                                        32,510       29,507
Intangible assets, net                                        7,198        7,401
Other assets                                                  1,051        1,053
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
TOTAL ASSETS                                               $179,137     $180,691
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------




LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                           $  7,412     $  5,859
Accrued payroll and related expenses                          4,720        4,192
Accrued insurance expenses                                    5,255        6,329
Accrued state, local and other taxes                          3,595        4,063
Accrued discounts                                             1,555        1,053
Current portion of long-term debt                               604          659
Other accrued expenses                                        9,717       10,270
-----------------------------------------------------------------------------------
Current liabilities                                          32,858       32,425
-----------------------------------------------------------------------------------
Long-term accrued insurance expenses                          3,545        3,308
Long-term debt                                                  390          636
Deferred income taxes                                         1,556        1,256
-----------------------------------------------------------------------------------
Total liabilities                                            38,349       37,625
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Commitments and contingencies
-----------------------------------------------------------------------------------
Common stock                                                  2,855        2,888
Capital in excess of par value                               24,145       26,538
Earnings retained                                           113,788      113,640
-----------------------------------------------------------------------------------
Total stockholders' equity                                  140,788      143,066
-----------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $179,137     $180,691
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.



                                  2 of 12

                          RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands except per share data)
                                 (Unaudited)


                                                     Three months ended March 31,
                                                   --------------------------------
                                                         1999              1998
-----------------------------------------------------------------------------------
REVENUE                                              $ 54,935          $ 66,940
-----------------------------------------------------------------------------------

Cost  of  goods  sold                                  25,911            23,121
Operating  expenses                                    23,363            31,570
Depreciation and amortization                           4,044             3,620
Interest  income                                         (366)             (489)
-----------------------------------------------------------------------------------
Income before income taxes                              1,983             9,118
Income tax provision                                      754             3,464
-----------------------------------------------------------------------------------
NET INCOME                                           $  1,229          $  5,654
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------


EARNINGS PER SHARE
Basic                                                $   0.04          $   0.19
-----------------------------------------------------------------------------------
Diluted                                              $   0.04          $   0.19
-----------------------------------------------------------------------------------

AVERAGE SHARES OUTSTANDING
Basic                                                  28,331            29,230
-----------------------------------------------------------------------------------
Diluted                                                28,532            29,630
-----------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.


                                3 of 12

                           RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)


                                                        Three months ended March 31,
                                                       -----------------------------
                                                           1999          1998
------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES                     $ 10,371      $  9,671
------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                       (2,282)       (5,775)
Proceeds from sale of equipment and property                  728           594
Net (purchase) sale of marketable securities               (4,621)       (8,874)
------------------------------------------------------------------------------------
Net cash used for investing activities                     (6,175)      (14,055)
------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend distributions                                     (1,005)       (1,037)
Repayments of long term debt                                 (301)         (571)
Purchase of treasury stock                                 (2,625)         (968)
Proceeds from exercise of stock options                        51            41
------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities       (3,880)       (2,535)
------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents          316        (6,919)
Cash and cash equivalents at beginning of period           10,029        17,409
------------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $ 10,345      $ 10,490
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.


                                   4 of 12

                           RPC, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

         In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of operations and the cash flows for the three months then ended.

2. Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods.

3. The results of operations for the quarter ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

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

5. RPC has two reportable segments: oil and gas services and boat manufacturing. The oil and gas services segment provides a variety of services, equipment, and personnel to the oil and gas industry. The boat manufacturing segment manufactures and sells powerboats to a nationwide network of independent dealers.

         RPC evaluates performance based on profit or loss from operations before income taxes. RPC accounts for intersegment sales and transfers as if the sales or


                                      5 of 12

                           RPC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

         transfers were to third parties, that is, at current market prices. RPC's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. All of these businesses were acquired as a unit, and the management at the time of acquisition was retained.

         Certain information with respect to RPC's business segments is set forth in the following table:

               -----------------------------------------------------
                March 31,                        1999          1998
               -----------------------------------------------------
                                                    (IN THOUSANDS)
               REVENUE:
                 Oil and gas services          $ 20,512      $ 35,891
                 Boat manufacturing              31,233        26,487
                 Other                            3,190         4,562
               ------------------------------------------------------
               Total revenue                   $ 54,935      $ 66,940
               ------------------------------------------------------
               ------------------------------------------------------
               OPERATING INCOME(LOSS):
                 Oil and gas services          ($ 1,839)     $  6,254
                 Boat manufacturing               4,294         3,610
                 Other                              129          (148)
               ------------------------------------------------------
               Total operating income          $  2,584      $  9,716
               ------------------------------------------------------
               Corporate expenses                  (967)       (1,087)
               Interest income                      366           489
               ------------------------------------------------------
               Income before income taxes      $  1,983      $  9,118
               ------------------------------------------------------
               ------------------------------------------------------




The identifiable assets for the powerboat manufacturing segment increased by $2,442,000 from $28,085,000 at December 31, 1998 to $30,527,000 at March 31,
1999. The identifiable assets for the oil and gas segment decreased by $5,348,000 from $89,891,000 at December 31, 1998 to $84,543,000 at March 31,
1999.


                                   6 of 12

                           RPC, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998



Revenue for the first quarter ended March 31, 1999, was $54,935,000 compared with $66,940,000 for the quarter ended March 31, 1998. Revenue for the quarter ended March 31, 1999, decreased $12,005,000 or 18% from the same period one year ago. The oil and gas services segment revenue of $20,512,000 decreased 43% from last year's first quarter. This decrease was due to a slow down in drilling activity. Oil and natural gas prices have decreased 8% and 22%, respectively, as compared to the first quarter of 1998. The average US rig count has also declined 43% versus last year's first quarter. The powerboat manufacturing segment revenue for the quarter ended March 31, 1999, of $31,233,000 increased 18% from last year's first quarter of $26,487,000 which is attributed to an increase in the volume of boats sold coupled with an increase in the average sales price versus the prior year. The increase in the average sales price is the result of a price increase and an increase in the number of larger boats sold versus prior year.

Cost of goods sold for the first quarter ended March 31, 1999, was $25,911,000 compared to $23,121,000 for the first quarter ended March 31, 1998, an increase of $2,790,000 or 12%. This increase is somewhat less than the increase in sales due to a change in product mix with a greater percentage of larger, higher margin boats being sold.

Net income for the quarter ended March 31, 1999, was $1,229,000 or $0.04 diluted earnings per share versus net income of $5,654,000 or $0.19 diluted earnings per share for the quarter ended March 31, 1998. Basic earnings per share was the same as diluted earnings per share at $0.04 cents per share versus $0.19 cents per share last year. The decrease in earnings from the same period one year ago was due to the decreased revenues coupled with decreased profit margins for the oil and gas services segment offset to some extent by the increase in revenues and profit margins for the powerboat manufacturing segment.

                                     7 of 12

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D

FINANCIAL CONDITION
-------------------

The Company's current ratio remained strong as of March 31, 1999, with current assets of $70,063,000 exceeding current liabilities of $32,858,000 by a ratio of 2.1-to-1. This compares to a current ratio of 2.2-to-1 at December 31, 1998.

Capital expenditures during the first three months of 1999 totaling $2,282,000 were primarily for revenue-producing equipment in the oil and gas services segment. The remainder was spent on various purchases for the other business segments. Funding for future capital requirements is expected to be provided from operations.

Year 2000 Issue
---------------

The Company began its assessment and remediation processes related to the Year 2000 (Y2K) information technology programming issue in 1997. RPC's assessment activities have included (1) identifying all software and operating systems -both information technology (IT) and non-IT systems with embedded technology, which are critical to operations and/or financial reporting, (2) testing of such software and systems for Y2K compliance, and
(3) obtaining assurances from its vendors and its large commercial customers. RPC's remediation activities have included replacing certain software and operating systems, followed by testing to ensure the Y2K compliance of the replacements.

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

Forward-Looking Statements
--------------------------

Management's discussion and analysis of results of operations and financial condition include "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange

                                  8 of 12

                        RPC, INC. AND SUBSIDIARIES

                               ITEM 2. CONT'D

Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated by reference which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the impact of the year 2000 programming issue, funding of future capital requirements, potential exposure to market risk, and anticipated trends and similar expressions concerning matters that are not historical facts, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations are influenced by a number of factors, including economic conditions, conditions in the industries in which the Company operates, competition, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RPC maintains an investment portfolio, comprised of U.S. Government and corporate debt securities, which is subject to interest rate risk exposure. This risk is managed through conservative policies to invest in high-quality obligations. RPC has performed an interest rate sensitivity analysis using a duration model over the near term with a 10 percent change in interest rates. RPC's portfolio is not subject to material interest rate risk exposure based on this analysis. RPC does not expect any material changes in market risk exposures or how those risks are managed.

                                9 of 12

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

                                      None

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                            ITEM 5. OTHER INFORMATION

                                      None






                                    10 of 12

                           RPC, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit Number     Description
         --------------     -----------

             3(i)(a)         RPC's Certificate of Incorporation
                             is incorporated herein by reference
                             to Exhibit (3)(1)(a) to the 1998
                             Third Quarter Form 10-Q.

             3(i)(b) RPC's Certificate of Amendment of the Certificate of Incorporation is incorporated herein by reference to Exhibit (3)(1)(b) to the 1998 Third Quarter Form 10-Q.

             3(ii)           By-laws of RPC

             4               RPC's Form of Stock Certificate is
                             incorporated herein by reference to
                             the 1998 Form 10-K.

             27              Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 1999.




                                    11 of 12

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RPC, INC.


                                   /s/ RICHARD A. HUBBELL
                                   ---------------------------------------
Date:  May 14, 1999                Richard A. Hubbell
                                   President and Chief Operating Officer


                                   /s/ BEN M. PALMER
                                   ---------------------------------------
Date:  May 14, 1999                Ben M. Palmer
                                   Treasurer and Chief Financial Officer





                                      12 of 12