Form 10-Q
period 1999-06-30
RPC INC
filed 1999-08-13
CIK 742278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d)of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934



                           Commission File No. 1-8726


                                    RPC, INC.
             (exact name of registrant as specified in its charter)

      DELAWARE
(State or other jurisdiction of incorporation or organization)

           58-1550825
(I.R.S. Employer Identification Number)

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


As of June 30, 1999, RPC, Inc. had 28,578,763 shares of common stock outstanding.

                                        RPC, INC. AND SUBSIDIARIES
                                      PART I. FINANCIAL INFORMATION
                                       ITEM 1. FINANCIAL STATEMENTS

                                       CONSOLIDATED BALANCE SHEETS
                                AS OF JUNE 30, 1999, AND DECEMBER 31, 1998
                                 (In thousands except share information)

                                                               JUNE 30,                     December 31,
                                                                 1999                           1998
                                                              (UNAUDITED)                    (Audited)
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                            $17,235                       $10,029
Marketable securities                                                  1,523                         3,414
Accounts receivable, net of allowance for doubtful
  accounts of $4,899 and $7,004, respectively                         26,468                        25,266
Inventories, at lower of cost or market                               17,166                        17,446
Deferred income taxes                                                  9,860                        10,787
Federal income taxes receivable                                        1,234                         3,673
Prepaid expenses and other current assets                              1,722                         1,909
------------------------------------------------------------------------------------------------------------
Current assets                                                        75,208                        72,524
------------------------------------------------------------------------------------------------------------
Equipment and property, net                                           68,573                        70,206
Marketable securities                                                 34,417                        29,507
Intangibles, net                                                       6,976                         7,401
Other assets                                                           1,108                         1,053
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $186,282                      $180,691
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                     $10,119                        $5,859
Accrued payroll and related expenses                                   4,686                         4,192
Accrued insurance expenses                                             6,697                         6,329
Accrued state, local and other taxes                                   4,139                         4,063
Accrued discounts                                                      2,286                         1,053
Current portion of long-term debt                                        501                           659
Other accrued expenses                                                10,161                        10,270
-----------------------------------------------------------------------------------------------------------
Current liabilities                                                   38,589                        32,425
-----------------------------------------------------------------------------------------------------------
Long-term accrued insurance expenses                                   3,326                         3,308
Long-term debt                                                           360                           636
Deferred income taxes                                                  1,376                         1,256
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                     43,651                        37,625
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Commitments and contingencies
-----------------------------------------------------------------------------------------------------------
Common stock                                                           2,859                         2,888
Capital in excess of par value                                        24,512                        26,538
Earnings retained                                                    115,260                       113,640
-----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                           142,631                       143,066
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $186,282                      $180,691
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                                      2 of 12

                             RPC, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999, AND 1998
                         (In thousands except per share data)
                                    (Unaudited)



                                                   Three months ended June 30,                   Six months ended June 30,
                                                --------------------------------------    -------------------------------------
                                                         1999                 1998                1999                 1998
--------------------------------------------------------------------------------------    -------------------------------------
REVENUE                                                   $59,978             $66,375            $114,913             $133,315
-------------------------------------------------------------------------------------------------------------------------------

Cost  of  goods  sold                                      28,475              24,710              54,386               47,831
Operating  expenses                                        23,150              28,136              46,513               59,706
Depreciation and amortization                               4,153               3,745               8,197                7,365
Interest  income                                            (482)               (554)               (848)              (1,043)
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  4,682              10,338               6,665               19,456
Income tax provision                                        1,778               3,928               2,532                7,392
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $2,904              $6,410              $4,133              $12,064
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------


EARNINGS PER SHARE
Basic                                                       $0.10               $0.22               $0.15                $0.41
-------------------------------------------------------------------------------------------------------------------------------
Diluted                                                     $0.10               $0.22               $0.15                $0.41
-------------------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OUTSTANDING
Basic                                                      28,178              29,269              28,251               29,243
-------------------------------------------------------------------------------------------------------------------------------
Diluted                                                    28,480              29,685              28,478               29,649
-------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these statements.


                                         3 of 12

                           RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999, and 1998
                                 (In thousands)
                                   (Unaudited)

                                                          Six months ended June 30,
                                                          -------------------------
                                                           1999              1998
---------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES                     $20,805           $15,598
---------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                     (6,657)           (14,176)

Proceeds from sale of equipment and property              1,257              2,350

Net purchase of marketable securities                    (3,020)            (1,270)

Other                                                       (19)               -
----------------------------------------------------------------------------------------
Net cash used for investing activities                   (8,439)           (13,096)
----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Dividend distributions                                   (2,003)            (2,072)

Repayments of debt                                         (434)              (683)

Purchase of treasury stock                               (2,774)            (2,135)

Proceeds from exercise of stock options                      51                 55
-----------------------------------------------------------------------------------------
Net cash used for financing activities                   (5,160)            (4,835)
-----------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents      7,206             (2,333)

Cash and cash equivalents at beginning of period         10,029             17,409
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $17,235            $15,076
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


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

         In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, the results of operations for the quarter and the six months ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998.

2. Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods.

3. The results of operations for the quarter ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

4. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which establishes standards for reporting and disclosing information about derivative instruments. In the second quarter of 1999, the FASB voted to delay the effective date of this standard to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact.

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

         transfers were to third parties, that is, at current market prices. RPC's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Each of these businesses were acquired as a unit, and the management at the time of acquisition was retained.

         Certain information with respect to RPC's business segments is set forth in the following table:

                                     Three months ended June 30,      Six months ended June 30,
                                     ---------------------------      -------------------------
                                        1999               1998         1999              1998
                                     ---------------------------      -------------------------
                                            (IN THOUSANDS)                  (IN THOUSANDS)
REVENUE:
   Oil and gas services               $ 21,761          $ 33,603      $ 42,273         $ 69,494
   Boat manufacturing                   35,135            29,056        66,368           55,543
   Other segments                        3,082             3,716         6,272            8,278
-----------------------------         --------          --------      --------         --------
Total revenue                         $ 59,978          $ 66,375      $114,913         $133,315
-----------------------------         --------          --------      --------         --------
-----------------------------         --------          --------      --------         --------
OPERATING INCOME (LOSS):
   Oil and gas services               $    395          $  7,875      $ (1,444)        $ 14,129
   Boat manufacturing                    5,126             3,958         9,420            7,568
   Other segments                         (452)           (1,000)         (323)          (1,148)
-----------------------------         --------          --------      --------         --------
Total operating income                   5,069            10,833         7,653           20,549
-----------------------------         --------          --------      --------         --------
CORPORATE EXPENSES                        (869)           (1,049)       (1,836)          (2,136)
INTEREST INCOME                            482               554           848            1,043
-----------------------------         --------          --------      --------         --------
Income before income taxes            $  4,682          $ 10,338      $  6,665         $ 19,456
-----------------------------         --------          --------      --------         --------

The identifiable assets for the powerboat manufacturing segment increased by $3,556,000 from $28,085,000 at December 31, 1998 to $31,641,000 at June 30,
1999. The identifiable assets for the oil and gas services segment decreased by $2,365,000 from $89,891,000 at December 31, 1998 to $87,526,000 at June 30,
1999.





                                     6 of 12

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenue for the second quarter ended June 30, 1999, was $59,978,000 compared with $66,375,000 for the quarter ended June 30, 1998, a decrease of $6,397,000 or 10%. The oil and gas services segment revenue of $21,761,000 decreased 35% from last year's second quarter. During the last year, oilfield services revenues have significantly declined due to the sharp decrease in demand and price for services. These conditions are the result of worldwide uncertainty regarding oil and natural gas prices which have contributed to reduced drilling and workover activity. Despite recent increases in oil and natural gas prices, the number of active drilling rigs in the United States has decreased approximately 35% from the previous year. The powerboat manufacturing segment revenue for the quarter ended June 30, 1999, of $35,135,000 increased 21% from last year's second quarter of $29,056,000 as the result of an increase in the average unit sales price. The increase in the average unit sales price is the result of an overall price increase and an increase in the number of larger, higher priced boats sold versus prior year.

Cost of goods sold for the second quarter ended June 30, 1999, was $28,475,000 compared to $24,710,000 for the second quarter ended June 30, 1998, an increase of $3,765,000 or 15%. Cost of goods sold relates primarily to the powerboat manufacturing segment. This increase is somewhat less than the increase in sales due to a change in product mix with a greater percentage of larger, higher margin boats being sold.

Net income for the quarter ended June 30, 1999, was $2,904,000 or $0.10 diluted earnings per share versus net income of $6,410,000 or $0.22 diluted earnings per share for the quarter ended June 30, 1998. Basic earnings per share was the same as diluted earnings per share at $0.10 cents per share versus $0.22 cents per share last year. The decrease in earnings per share from the same period one year ago was due to the decreased operating income for the oil and gas services segment offset to some extent by the increase in operating income for the powerboat manufacturing segment.

SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenue for the six months ended June 30, 1999 was $114,913,000 compared with $133,315,000 for the six months ended June 30, 1998, a decrease of $18,402,000 or 14%. The oil and gas services segment revenue decreased 39% and the powerboat manufacturing segment increased 19%. The oil and gas services revenue decreased for the reasons discussed above. The powerboat manufacturing revenue increased despite

                                     7 of 12

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D

an overall decline in sales in the powerboat market. The increase in revenue for the powerboat manufacturing segment is attributable to an increase in the average unit sales price versus the prior year for the reasons discussed above.

Cost of goods sold for the six months was $54,386,000 compared to $47,831,000 for the prior year, an increase of $6,555,000 or 14%. The increase is somewhat less than the increase in sales due to a change in product mix with a greater percentage of larger, higher margin boats being sold.

Net income for the six months ended June 30, 1999 was $4,133,000 or $0.15 diluted earnings per share versus net income of $12,064,000 or $0.41 diluted earnings per share for the six months ended June 30, 1998. Basic earnings per share was the same as diluted earnings per share at $0.15 cents per share versus $0.41 cents per share last year. The decrease in earnings per share from the same period one year ago was due to the decreased operating income for the oil and gas services segment offset to some extent by the increase in operating income for the powerboat manufacturing segment.

FINANCIAL CONDITION

The Company's current ratio remained strong as of June 30, 1999, with current assets of $75,208,000 exceeding current liabilities of $38,589,000 by a ratio of 1.9-to-1. This compares to a current ratio of 2.2-to-1 at December 31, 1998.

Capital expenditures during the first six months of 1999 totaling $6,657,000 were primarily for revenue-producing equipment in the oil and gas services segment. The remainder was spent on various purchases for the other business segments. Funding for future capital requirements will be provided by cash flow from operations.

YEAR 2000 ISSUE

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

                                     8 of 12

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D

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

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis of results of operations and financial condition include "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated by reference which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the impact of the year 2000 programming issue, funding of future capital requirements, potential exposure to market risk, and anticipated trends and similar expressions concerning matters that are not historical facts, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations are influenced by a number of factors, including economic conditions, conditions in the industries in which the Company operates including the impact of the worldwide supply and demand for oil and natural gas, competition, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.


                                     9 of 12

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D


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

                                      None

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 27, 1999. At the meeting, stockholders elected three Class I Directors for the three year term expiring in 2002. Results of the voting were as follows:

ELECTION OF CLASS I DIRECTORS                  FOR                   WITHHELD
R. Randall Rollins                          27,026,740               207,530
Henry B. Tippie                             27,026,568               207,702
James B. Williams                           27,030,664               203,606



                                    10 of 12

                           RPC, INC. AND SUBSIDIARIES

                        PART II. OTHER INFORMATION CONT'D

                            ITEM 5. OTHER INFORMATION

                                      None

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

         3(ii) By-laws of RPC are incorporated herein by reference to the 1999 First Quarter Form 10-Q.

         4 RPC's Form of Stock Certificate is incorporated herein by reference to the 1998 Form 10-K.

         27                Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 1999.










                                    11 of 12

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RPC, INC.


                                          /S/ RICHARD A. HUBBELL
                                          -----------------------
Date:  August 13, 1999                    Richard A. Hubbell
                                          President and Chief Operating Officer


                                          /S/ BEN M. PALMER
                                          -----------------
Date:  August 13, 1999                    Ben M. Palmer
                                          Treasurer and Chief Financial Officer


















                                    12 of 12