Form 10-Q
period 1999-09-30
RPC INC
filed 1999-11-15
CIK 742278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   /X/        Quarterly report pursuant to Section 13 or 15(d)of the
                         Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

   / /       Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



                           Commission File No. 1-8726


                                    RPC, INC.
             (exact name of registrant as specified in its charter)

                       DELAWARE                                                       58-1550825
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification Number)

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

As of September 30, 1999, RPC, Inc. had 28,563,763 shares of common stock outstanding.

                           RPC, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            CONSOLIDATED BALANCE SHEETS
                     AS OF SEPTEMBER 30, 1999, AND DECEMBER 31, 1998
                         (In thousands except share information)

                                                             SEPTEMBER 30,                  December 31,
                                                                 1999                           1998
                                                              (UNAUDITED)                    (Audited)
-----------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                            $10,750                       $10,029
Marketable securities                                                  4,718                         3,414
Accounts receivable, net of allowance for doubtful
  accounts of $5,150 and $7,004, respectively                         28,320                        25,266
Inventories, at lower of cost or market                               19,999                        17,446
Deferred income taxes                                                  9,155                        10,787
Federal income taxes receivable                                        1,875                         3,673
Prepaid expenses and other current assets                              1,436                         1,909
-----------------------------------------------------------------------------------------------------------
Current assets                                                        76,253                        72,524
-----------------------------------------------------------------------------------------------------------
Equipment and property, net                                           69,253                        70,206
Marketable securities                                                 30,742                        29,507
Intangibles, net                                                       9,299                         7,401
Other assets                                                           1,280                         1,053
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $186,827                      $180,691
===========================================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                     $10,276                        $5,859
Accrued payroll and related expenses                                   5,457                         4,192
Accrued insurance expenses                                             6,578                         6,329
Accrued state, local and other taxes                                   4,458                         4,063
Accrued discounts                                                        722                         1,053
Current portion of long-term debt                                        403                           659
Other accrued expenses                                                 8,912                        10,270
-----------------------------------------------------------------------------------------------------------
Current liabilities                                                   36,806                        32,425
-----------------------------------------------------------------------------------------------------------
Long-term accrued insurance expenses                                   4,542                         3,308
Long-term debt                                                         1,535                           636
Deferred income taxes                                                    941                         1,256
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                     43,824                        37,625
-----------------------------------------------------------------------------------------------------------
Commitments and contingencies
-----------------------------------------------------------------------------------------------------------
Common stock                                                           2,857                         2,888
Capital in excess of par value                                        24,402                        26,538
Earnings retained                                                    115,744                       113,640
-----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                           143,003                       143,066
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $186,827                      $180,691
===========================================================================================================

The accompanying notes are an integral part of these statements.


                                    2 of 12

                           RPC, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999, AND 1998
                      (In thousands except per share data)
                                   (Unaudited)

                                                 Three months ended September 30,              Nine months ended September 30,
                                           ------------------------------------------    -----------------------------------------
                                                 1999                   1998                  1999                  1998
-------------------------------------------------------------------------------------    -----------------------------------------
REVENUE                                              $53,105                 $56,977            $168,018                 $190,292
----------------------------------------------------------------------------------------------------------------------------------

Cost  of  goods  sold                                 21,924                  20,405              76,310                   68,236
Operating  expenses                                   25,320                  27,053              71,833                   86,759
Depreciation and amortization                          4,153                   4,074              12,350                   11,439
Interest  income                                        (548)                   (610)             (1,396)                  (1,653)
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                             2,256                   6,055               8,921                   25,511
Income tax provision                                     856                   2,302               3,388                    9,694
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                            $1,400                  $3,753              $5,533                  $15,817
==================================================================================================================================


EARNINGS PER SHARE
Basic                                                  $0.05                   $0.13               $0.20                    $0.54
----------------------------------------------------------------------------------------------------------------------------------
Diluted                                                $0.05                   $0.13               $0.19                    $0.54
----------------------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OUTSTANDING
Basic                                                 28,150                  29,030              28,211                   29,110
----------------------------------------------------------------------------------------------------------------------------------
Diluted                                               28,449                  29,387              28,462                   29,507
----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.



                                    3 of 12

                           RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999, and 1998
                                 (In thousands)
                                   (Unaudited)

                                                                                             Nine months ended September 30,
                                                                                      --------------------------------------------
                                                                                            1999                        1998
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                     $5,533                     $15,817
Noncash charges (credits) to earnings:
   Depreciation and amortization                                                               13,001                      12,012
   (Gain) on sale of equipment and property                                                    (1,279)                     (1,938)
   Deferred income tax provision (benefit)                                                      1,317                        (614)
(Increase) decrease in assets:
   Accounts receivable                                                                         (3,054)                     (1,005)
   Federal income tax receivable                                                                1,798                      (2,963)
   Inventories                                                                                 (2,553)                     (1,257)
   Prepaid expenses and other current assets                                                      473                       1,071
   Other non-current assets                                                                      (294)                         50
Increase (decrease) in liabilities:
   Accounts payable                                                                             4,451                      (1,334)
   Accrued payroll and related expenses                                                         1,265                        (681)
   Accrued insurance expenses                                                                   1,483                      (2,068)
   Other accrued expenses                                                                      (1,295)                       (325)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                      20,846                      16,765
----------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                          (11,604)                    (24,360)
Proceeds from sale of equipment and property                                                    1,722                       3,132
Net purchase of marketable securities                                                          (2,538)                      6,245
Other                                                                                          (2,564)                          -
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                        (14,984)                    (14,983)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends                                                                           (3,002)                     (3,094)
Reduction of long-term debt                                                                      (474)                       (779)
Increase in long-term debt                                                                      1,168                           -
Cash paid for common stock purchased and retired                                               (2,885)                     (7,038)
Proceeds from exercise of stock options                                                            52                          73
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                         (5,141)                    (10,838)
----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                              721                      (9,056)
Cash and cash equivalents at beginning of period                                               10,029                      17,409
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                    $10,750                      $8,353
==================================================================================================================================

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

         In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, the results of operations for the quarter and the nine months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998.

2. Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods.

3. The results of operations for the quarter ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

transfers were to third parties, that is, at current market prices. RPC's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Each of these businesses was acquired as a unit, and the management at the time of acquisition was retained.

Certain information with respect to RPC's business segments is set forth in the following table:

                                    Three months ended September 30,     Nine months ended September 30,
                                    --------------------------------     -------------------------------
                                         1999             1998               1999               1998
                                       --------------------------         -----------------------------
                                           (IN THOUSANDS)                      (IN THOUSANDS)
REVENUE:
  Oil and gas services                 $ 24,918          $ 30,633          $  67,191          $ 100,127
  Boat manufacturing                     25,224            22,420             91,592             77,963
  Other segments                          2,963             3,924              9,235             12,202
-------------------------------        --------          --------          ---------          ---------
Total revenue                          $ 53,105          $ 56,977          $ 168,018          $ 190,292
===============================        ========          ========          =========          =========
OPERATING INCOME (LOSS):
  Oil and gas services                 $     20          $  4,642          $  (1,424)         $  18,771
  Boat manufacturing                      2,955             2,780             12,375             10,348
  Other segments                           (306)           (1,173)              (629)            (2,321)
-------------------------------        --------          --------          ---------          ---------
Total operating income                    2,669             6,249             10,322             26,798
-------------------------------        --------          --------          ---------          ---------
CORPORATE EXPENSES                         (961)             (804)            (2,797)            (2,940)
INTEREST INCOME                             548               610              1,396              1,653
-------------------------------        --------          --------          ---------          ---------
Income before income taxes             $  2,256          $  6,055          $   8,921          $  25,511
===============================        ========          ========          =========          =========

The identifiable assets for the powerboat manufacturing segment increased by $3,022,000 from $28,085,000 at December 31, 1998 to $31,107,000 at September 30,
1999. The identifiable assets for the oil and gas services segment increased by $5,016,000 from $89,891,000 at December 31, 1998 to $94,907,000 at September 30,
1999.


                                         6 of 12

                        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenue for the third quarter ended September 30, 1999, was $53,105,000 compared with $56,977,000 for the quarter ended September 30, 1998, a decrease of $3,872,000 or 7%. The oil and gas services segment revenue of $24,918,000 decreased 19% from last year's third quarter. During the last year, oilfield services revenues have significantly declined and have remained at these lower levels. In 1999, oil prices have increased to levels above last year's third quarter while natural gas prices have remained relatively stable. Despite this improved commodity price environment, exploration and production spending has remained approximately the same while the number of active drilling rigs in the United States is 3 percent less than the number of drilling rigs at September 30, 1998. Recently, there has been modest improvement in the demand for our equipment and services; however, pricing remains highly competitive. The powerboat manufacturing segment revenue for the quarter ended September 30, 1999, of $25,224,000 increased 13% from last year's third quarter of $22,420,000 as the result of an increase in the average unit sales price. The increase in the average unit sales price is the result of an overall price increase and an increase in the number of larger, higher priced boats sold versus prior year, while sales of smaller model boats have decreased versus prior year.

Cost of goods sold for the third quarter ended September 30, 1999, was $21,924,000 compared to $20,405,000 for the third quarter ended September 30, 1998, an increase of $1,519,000 or 7%. Cost of goods sold relates primarily to the powerboat manufacturing segment. This increase is somewhat less than the increase in sales due to a change in product mix with a greater percentage of larger, higher margin boats being sold.

Net income for the quarter ended September 30, 1999, was $1,400,000 or $0.05 diluted earnings per share versus net income of $3,753,000 or $0.13 diluted earnings per share for the quarter ended September 30, 1998. Basic earnings per share was the same as diluted earnings per share at $0.05 cents per share versus $0.13 cents per share last year. The decrease in earnings per share from the same period one year ago was due to the decreased operating income for the oil and gas services segment offset to some extent by the increase in operating income for the powerboat manufacturing segment.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenue for the nine months ended September 30, 1999 was $168,018,000 compared with $190,292,000 for the nine months ended September 30, 1998, a decrease of $22,274,000 or 12%. The oil and gas services segment revenue decreased 33% and the

                                      7 of 12

                               RPC, INC. AND SUBSIDIARIES

                                   ITEM 2. CONT'D

powerboat manufacturing segment increased 18%. The oil and gas services revenue decreased for the reasons discussed above. The powerboat manufacturing revenue increased despite an overall decline in sales in the powerboat market. The increase in revenue for the powerboat manufacturing segment is attributable to an increase in the average unit sales price versus the prior year for the reasons discussed above.

Cost of goods sold for the nine months was $76,310,000 compared to $68,236,000 for the prior year, an increase of $8,074,000 or 12%. Cost of goods sold relates primarily to the powerboat manufacturing segment. The increase is somewhat less than the increase in sales due to a change in product mix with a greater percentage of larger, higher margin boats being sold.

Net income for the nine months ended September 30, 1999 was $5,533,000 or $0.19 diluted earnings per share versus net income of $15,817,000 or $0.54 diluted earnings per share for the nine months ended September 30, 1998. Basic earnings per share was $0.20 cents per share versus $0.54 cents per share last year. The decrease in earnings per share from the same period one year ago was due to the decreased operating income for the oil and gas services segment offset to some extent by the increase in operating income for the powerboat manufacturing segment.

FINANCIAL CONDITION

The Company's current ratio remained strong as of September 30, 1999, with current assets of $76,253,000 exceeding current liabilities of $36,806,000 by a ratio of 2.1-to-1. This compares to a current ratio of 2.2-to-1 at December 31, 1998.

Capital expenditures during the first nine months of 1999 were $11,604,000 compared to $24,360,000 in the prior year. The capital expenditures for 1999 were primarily for various types of revenue-producing equipment in the oil and gas services segment. During the first nine months of 1998, there were several large capital expenditures including the purchase of oilfield rental items and the delivery of the first of two marine liftboats constructed during 1998. Funding for future capital requirements will be provided by cash flow from operations.


                                    8 of 12

                           RPC, INC. AND SUBSIDIARIES

                                  ITEM 2. CONT'D

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

RPC is taking all reasonable steps (including obtaining written Y2K compliance assurances from the majority of vendors that RPC believes to be critical to its operations and/or financial reporting) to mitigate the risk of major interruptions in day-to-day operations due to Y2K issues. Nevertheless, due to the uncertainty inherent in Y2K issues generally and those that are beyond RPC's control in particular (e.g. the final Y2K readiness of RPC's large commercial customers and its vendors, including banks and other financial institutions; the U.S. Postal Service; common freight, parcel and communications carriers, and electric, gas, water and other public utilities), there can be no assurance that a failure of RPC and/or its major suppliers or customers to adequately address the Y2K issue would not have a material impact on RPC's results of operations, liquidity or financial condition. RPC believes the worst case scenario will be the widespread failure of electrical, gas, water and similar supplies by utilities serving RPC, its suppliers and customers; widespread disruption of the services of banks and other financial institutions, the U.S. Postal Service, and common freight, parcel and communications carriers; widespread disruption in the operations of RPC's commercial customers; widespread disruption to the means and modes of transportation used by RPC and its suppliers' and commercial customers' ability to gain access to, and remain working in, office buildings and other facilities; the failure of a substantial number of RPC's critical information hardware and software systems; and the failure of outside systems, the effects of which would have a cumulative material adverse impact on RPC's critical systems. RPC believes that the scenario described above is unlikely in some or many respects and that the most reasonable likely worst case scenario will be temporary delays in billing and collection of customer receivables. RPC expects to have contingency plans in place by the end of 1999 that address any potential Y2K issues.

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis of results of operations and financial condition include "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated by reference which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding the impact of the year 2000 programming issue, funding of future capital requirements, potential exposure to market risk, and anticipated trends and similar expressions concerning matters that are not historical facts, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will



                                  9 of 12

                           RPC, INC. AND SUBSIDIARIES

                                ITEM 2. CONT'D

conform with the Company's expectations are influenced by a number of factors, including economic conditions, conditions in the industries in which the Company operates including the impact of the worldwide supply and demand for oil and natural gas, competition, unanticipated failure of the Company's or its vendors' or customers' financial or other systems as a result of Y2K issues, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

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

                   27                Financial Data Schedule

             (b)   Reports on Form 8-K

                   No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 1999.


                                       11 of 12

                                       SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RPC, INC.

                                        /s/ Richard A. Hubbell
                                        ----------------------------------
Date:  November 15, 1999                Richard A. Hubbell
                                        President and Chief Operating Officer

                                        /s/ Ben M. Palmer
                                        ----------------------------------
Date:  November 15, 1999                Ben M. Palmer
                                        Vice President, Treasurer and Chief
                                        Financial Officer





                                   12 of 12