Form 10-K405
period 1999-12-31
RPC INC
filed 2000-03-24
CIK 742278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .

                           Commission File No. 1-8726

                                   RPC, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                     58-1550825
(State of Incorporation)                (I.R.S. Employer Identification No.)

               2170 PIEDMONT ROAD, NE, ATLANTA, GEORGIA         30324
               (Address of principal executive offices)       (zip code)
       Registrant's telephone number, including area code--(404) 321-2140

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class:            Name of each exchange on which registered:
COMMON STOCK, $0.10 PAR VALUE                 THE NEW YORK STOCK EXCHANGE

          Securities registered pursuant to section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X Yes   No
                                  ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of February 29, 2000, RPC, Inc. had 28,242,263 shares of common stock outstanding and the aggregate market value of this stock (based on the closing price on The New York Stock Exchange of $7.625 per share) held by nonaffiliates was $67,999,544.

                      Documents Incorporated by Reference:

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 13.

                                     PART I

Item 1. Business

Principal Products and Services

         RPC, Inc. ("RPC") was incorporated as RPC Energy Services, Inc. in the state of Delaware on January 20, 1984. RPC has two major business segments: boat manufacturing and oil and gas services.

Boat Manufacturing

         Chaparral Boats, Inc. ("Chaparral"), a wholly owned subsidiary of RPC, sells three lines of powerboats to a nationwide network of independent dealers. These lines consist of a sportboat line, a deckboat line, and a cruiser line. New models are introduced each year. Operations are seasonal in nature with the second quarter recording the highest sales volume for the year. This business segment contributed 53 percent of RPC's consolidated revenue in 1999, 42 percent in 1998, and 39 percent in 1997. Research and development expenditures, totaling $2,948,000 in 1999, $2,499,000 in 1998, and $2,122,000 in 1997, were necessary to generate new product innovations.

Oil and Gas Services

         The oil and gas services segment provides a variety of services, equipment, and personnel to the oil and gas industry. Service locations include Belle Chasse, Houma, Lafayette, Fourchon, and Morgan City, Louisiana; Alice, Corpus Christi, Houston, Longview, and Odessa, Texas; Elk City, Woodward, Lindsay, and McAlester, Oklahoma; Rock Springs, Wyoming; Venezuela and Algeria. The oil and gas services business is not generally seasonal. However, severe weather conditions will increase the demand for oil and natural gas, which generally results in an increase in the demand for our services. During 1999, 1998, and 1997 there were no material expenditures for research and development in this business segment.

         The services provided by the oil and gas services segment of RPC include the following:

Oil Field Services

         Cudd Pressure Control, Inc. ("Cudd"), a wholly owned subsidiary of RPC, provides a wide range of oil and gas well services throughout the southwestern United States and other countries. These oil field services include coiled tubing, snubbing, nitrogen and fluid pumping, wireline, marine, well control, and engineering consulting. This portion of the oil and gas services business segment contributed 28 percent of RPC's consolidated revenue in 1999, 30 percent in 1998, and 32 percent in 1997.

Equipment Rental Services

         Patterson Services, Inc. a wholly owned subsidiary of RPC, offers specialized tools and equipment on a rental basis. These include drill pipe, drill collars, tubing, blowout preventors, and torque-turning equipment. In addition, Patterson Services provides experienced personnel to install and remove customer-owned casing at well sites and operate company-owned, diesel-driven hammers and welding machines used to weld and drive pipe into the ground. On average, approximately 15 percent of its rental equipment was rented on a daily basis in 1999, 23 percent in 1998, and 26 percent in 1997. In the rental business, maximum utilization is approximately 50 percent due to transportation, inspection, and cleaning requirements. This portion of the oil and gas services business segment contributed 10 percent of RPC's consolidated revenue in 1999, 15 percent in 1998, and 15 percent in 1997.

Storage and Inspection Services

         Patterson Tubular Services, Inc. ("PTS"), a wholly owned subsidiary of RPC, performs tubular inspections, coats tubular, stores pipe, and inventories pipe using an on-line computerized inventory system. Waterfront dock facilities enable PTS to service a wide variety of offshore and inland vessels.

         This portion of the oil and gas services business segment contributed 2 percent of RPC's consolidated revenue in 1999, 6 percent in 1998, and 8 percent in 1997.

         Neither the boat manufacturing nor the oil and gas services business segment is significantly affected by the availability of raw materials or the existence of licenses, patents, and trademarks.

Customers

         RPC's business is not dependent on any one customer, but on a variety of customers in both major business segments. No one customer accounts for more than 10 percent of consolidated revenue.

         The boat manufacturing segment produces three lines of boats with distribution to a nationwide network of independent dealers. Sales to these dealers are generated by a seven-person sales force. Although production is scheduled from orders placed by dealers, these are not firm orders and are frequently changed or canceled. As a result, this segment does not have an identifiable backlog of sales.

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

         In the oil and gas services segment, intense competition exists and has led to substantial price reductions for services offered. Industry conditions are influenced by such factors as weather, economic and political conditions, as well as worldwide demand for, and prices of, oil and natural gas. The notable competitive factors in this segment are quality, availability, and price of equipment and services. This segment's predominant markets are the Gulf of Mexico, southwestern United States, Venezuela, and Algeria.

Employees

As of December 31, 1999, RPC employed 1,732 persons.

Environmental Considerations

         The capital expenditures, earnings, and competitive position of RPC are not materially affected by compliance with federal, state, and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Anticipated Spin-off of Chaparral Boats

         On January 14, 2000, RPC announced it had taken the initial steps to spin-off its 100 percent ownership in Chaparral Boats. The transaction, expected to be completed during the third quarter of 2000, will be structured as a tax-free distribution of Chaparral Boats stock to RPC shareholders. The spin-off is subject to various approvals including a favorable tax ruling from the Internal Revenue Service and final approval of RPC's Board of Directors.

Industry Segment's Financial Information

         Information about RPC's operations by segment, as well as financial information about foreign and domestic operations for the three years ended December 31, 1999, is set forth in Note 9 of the Financial Statements on page 22.

Item 2. Properties

        RPC owns or leases 65 offices and operating facilities. Considered individually, the only facility that represents a materially important physical property is the boat manufacturing plant in Nashville, Georgia. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities are as follows:

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

Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

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

        Name and Office                     Date First
        With Registrant             Age     Elected to Office

        R. Randall Rollins          68      1/24/84
        Chairman of the Board
        Chief Executive Officer

        Richard A. Hubbell          55      1/27/87
        President
        Chief Operating Officer

        James A. Lane, Jr.          57      1/27/87
        Executive Vice President

        Jonathan W. Moss            69      5/1/99
        Executive Vice President

        Linda H. Graham             63      1/27/87
        Vice President
        Secretary

        Ben M. Palmer               39      7/8/96
        Vice President
        Chief Financial Officer
        Treasurer

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         RPC common stock is listed for trading on the New York Stock Exchange under the symbol RES. At the close of business on December 31, 1999, there were 1,191 holders of record of common stock. The high and low prices of RPC's common stock for each quarter in the years ended December 31, 1999 and 1998 were as follows:

                                        1999                     1998
        ---------------------------------------------------------------------
        Quarter                  High            Low        High        Low
        ---------------------------------------------------------------------
        First                 $ 7.688         $ 5.750    $ 13.500    $ 10.875
        Second                  9.813           5.875      14.250      12.250
        Third                   8.875           6.500      12.625       8.750
        Fourth                  7.735           5.688       9.938       7.000
        ---------------------------------------------------------------------

During 1999, RPC declared and paid quarterly cash dividends of $0.035 per common share payable March 10, June 10, September 10, and December 10, 1999. Dividends were first paid in the third quarter of 1997.

Item 6. Selected Financial Data

------------------------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES (in thousands except per share data)
------------------------------------------------------------------------------------------------
                                  1999          1998          1997          1996          1995
------------------------------------------------------------------------------------------------
OPERATIONS SUMMARY
Revenue                         $230,463      $244,274      $245,799      $200,833      $161,379
Net costs and expenses           217,316       218,428       211,836       180,596       145,228
------------------------------------------------------------------------------------------------
Income before income taxes        13,147        25,846        33,963        20,237        16,151
Income tax provision               4,996         9,821        11,718         6,982         5,396
------------------------------------------------------------------------------------------------
Net income                      $  8,151      $ 16,025      $ 22,245      $ 13,255      $ 10,755
================================================================================================
Earnings per share:
   Basic                        $   0.29      $   0.55      $   0.76      $   0.46      $   0.37
   Diluted                           .29           .55           .75           .46           .37
Cash dividends declared              .14           .14           .05            --            --
------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES            $ 22,129      $ 30,124      $ 20,479      $ 20,889      $ 15,529
------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets                    $190,575      $180,691      $182,518      $152,800      $132,656
Working capital                   38,365        40,099        50,395        39,192        41,943
Stockholders' equity             142,808       143,066       139,376       117,799       104,361
------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated

         Consolidated revenue in 1999 was $230,463,000 a 6 percent decrease compared to $244,274,000 in 1998. In 1999, revenue in the boat manufacturing segment increased 19 percent compared to 1998 due primarily to increases in both the average sales price and the number of boats sold. The oil and gas services segment revenue in 1999 decreased 24 percent compared to 1998 because of significant decreases in customer drilling-related and production-related activity. Consolidated revenue in 1998 decreased less than 1 percent compared to 1997 revenue of $245,799,000. The boat manufacturing segment revenue increased $8,468,000 or 9 percent in 1998, however, this increase was offset by the decrease in the oil and gas services segment revenue of $13,650,000 or 10 percent.

         Consolidated income before income taxes was $13,147,000 in 1999, $25,846,000 in 1998, and $33,963,000 in 1997. This represented a decrease of $12,699,000 or 49 percent in 1999 and a decrease of $8,117,000 or 24 percent in 1998. In 1999, the boat manufacturing segment generated a $2,552,000 or 18 percent increase in operating profit to $16,472,000. The increase was achieved because Chaparral was able to increase boat sales revenue and maintain its pricing structure and margins, despite continued price competition and significant product enhancements. The oil and gas services segment operating profit decreased $17,749,000 because of the reasons discussed more fully below. In 1998, the boat manufacturing segment increased operating profit $2,165,000 or 18 percent as a result of increased revenue and margin improvements, while operating profit decreased $8,799,000 or 34 percent in the oil and gas services segment because of the reasons discussed below. Corporate expenses and interest income in 1999 were comparable to 1998.

         Consolidated net income was $8,151,000 or $0.29 diluted earnings per share in 1999 compared to $16,025,000 or $0.55 diluted earnings per share in 1998. This represented a decrease of $7,874,000 or 49 percent in 1999, which was comparable with the decrease in income before income taxes. Consolidated net income in 1997 was $22,245,000 or $0.75 diluted earnings per share. Net income decreased $6,220,000 or 28 percent in 1998 compared to 1997. This decrease was higher than the decrease in income before income taxes because the effective income tax rate increased in 1998 compared to 1997. This increase was the result of all remaining state tax net operating loss benefits having been recognized prior to 1998.

Revenue--Business Segments

Boat Manufacturing--The boat manufacturing segment generated a 19 percent or $19,381,000 increase in revenue from $103,497,000 in 1998 to $122,878,000 in
1999. Revenue for 1997 was $95,029,000.

         The total number of boats sold by Chaparral in 1999 increased 8 percent compared to 1998 while the average sales price also increased 8 percent. The average sales price increase resulted from selling a larger number of higher priced Cruisers and Sunestas in 1999 compared to 1998. In addition, revenue in 1999 increased compared to 1998 as a result of increased sales of parts and accessories and the favorable response to the dealer incentive programs. Lastly, there were price increases in July 1999 and December 1999 that averaged approximately 2 percent each, as a result of higher material costs, product upgrades and other product changes. The increase in revenue during 1999 was similar to the overall industry growth.

         The total number of boats sold by Chaparral in 1998 decreased less than 1 percent compared to 1997 while the average sales price increased 10 percent. The increase in the average sales price in 1999 compared to 1998 was due to increased sales of larger, higher priced boats coupled with favorable response to the dealer incentive programs.

         Oil and Gas Services-- The oil and gas services segment revenue decreased 24 percent in 1999 compared to 1998. Segment revenue was $94,864,000 in 1999, $123,949,000 in 1998, and $137,599,000 in 1997.

         Customer activity levels in the first half of 1998 were strong, but declined dramatically in the second half of 1998. Customer activity remained weak during most of 1999. This decline in activity resulted from a perceived world-wide imbalance between the supply and demand for oil and natural gas. Beginning in the second quarter of 1999, oil and natural gas prices began to increase from the low levels experienced in late 1998 and early 1999. Despite significant improvement in the commodity price environment during 1999, exploration and production spending increased only modestly. While the demand for our equipment and services began increasing during the third quarter of 1999, pricing remained highly competitive. At the end of 1999, the number of active drilling rigs in the United States had increased 24 percent over the prior year.

         Patterson Services' revenue in 1999 decreased 38 percent compared to 1998. The significant decrease in drilling-related activity resulted in lower demand for Patterson's specialized rental tools. Cudd Pressure Control's revenue in 1999 decreased 11 percent compared to 1998 because of decreased customer expenditures toward enhancing production of existing wells. However, Cudd's international operations experienced a 17 percent increase in revenue in 1999 due to increased activity levels in Venezuela and a new service contract in the North Sea.

         Oil and gas services segment revenue in 1998 decreased 10 percent compared to 1997 because of the dramatic decline in customer activity levels in the second half of 1998 as discussed above.

Expenses

         Cost of goods sold for the boat manufacturing segment was $93,247,000 in 1999 compared to $77,776,000 in 1998 and $72,899,000 in 1997. Cost of goods sold in 1999 for this segment increased $15,471,000 or 20 percent compared to 1998, which is comparable to the increase in this segment's revenue. As a percent of revenue, cost of goods sold for this segment was 76 percent in 1999, 75 percent in 1998, and 77 percent in 1997. The 1 percent increase as a percentage of segment revenue in 1999 compared to 1998 can be attributed to the introduction of several new boat models in 1999 with enhanced features, which were somewhat more expensive to manufacture. The 2 percent decrease in 1998 compared to 1997 results from an emphasis on inventory pricing controls. The remaining portion of consolidated cost of goods sold was incurred by subsidiaries in other businesses.

         Consolidated operating expenses were $99,523,000 in 1999, $113,994,000 in 1998, and $117,777,000 in 1997. Operating expenses were 13 percent lower in 1999 than in 1998, primarily because of lower costs incurred in the oil and gas services segment as a result of the decline in oil and gas services revenue.

         Operating expenses in the boat manufacturing segment were $12,403,000 or 10 percent of segment revenue in 1999 which is comparable to $11,024,000 or 11 percent of segment revenue in 1998. The oil and gas services segment operating expenses were $79,835,000 or 84 percent of segment revenue in 1999 compared to $92,118,000 or 74 percent of segment revenue in 1998. Operating expenses within the oil and gas services segment could not be reduced enough in 1999 to offset the significant decreases in segment revenue. Operating expenses in 1997 of $99,981,000 or 73 percent of segment revenue was comparable to 1998.

        Depreciation and amortization, excluding the portion included in cost of goods sold, was $16,614,000 in 1999, $15,661,000 in 1998, and $12,877,000 in
1997. Included in these totals were the oil and gas services segment depreciation and amortization of $15,314,000 in 1999,

$14,368,000 in 1998, and $11,521,000 in 1997. Depreciation and amortization in 1999 increased $953,000 or 6 percent as a result of depreciation on purchases of revenue related equipment in the oil and gas services segment. Chaparral's depreciation expense for production-related equipment is a component of cost of goods sold, therefore this category includes only amortization of intangibles and depreciation of non-production assets. Chaparral's depreciation and amortization was $778,000 for 1999, $776,000 for 1998, and $780,000 for 1997.
Consolidated amortization of intangible assets was $960,000 in 1999, $888,000 in 1998, and $865,000 in 1997.

Interest Income

         Interest income was $1,718,000 in 1999, $2,023,000 in 1998, and
$2,376,000 in 1997. Total cash and marketable securities were $37,947,000 at December 31, 1999, compared to $42,950,000 at December 31, 1998. As a result of lower average balances and moderately lower yields, interest income decreased 15 percent in 1999 compared to 1998, and 15 percent in 1998 compared to 1997.

Financial Condition

         As of December 31, 1999, RPC's cash and cash equivalents and short-term marketable securities totaled $13,076,000, a $367,000 decrease from $13,443,000 at December 31, 1998. Cash provided by operating activities was $25,642,000 compared to $24,496,000 in 1998. Accounts receivable were $34,871,000 at December 31, 1999, compared to $25,266,000 at December 31, 1998, an increase of $9,605,000. The increases in accounts receivable and accounts payable are due to the increased revenue and related activity levels experienced in the fourth quarter of 1999 compared to decreasing activity levels and revenue in the fourth quarter of 1998. Inventories were $2,185,000 higher than the prior year mainly due to an increase in the value of finished boats on hand for the boat manufacturing segment. Inventory of finished boats increased because of higher production levels to satisfy increased customer demand.

         Working capital at December 31, 1999, was $38,365,000 compared to $40,099,000 in the prior year. The current ratio remained strong at the end of 1999 with a ratio of 1.9-to-1 as compared to 2.2-to-1 in 1998.

         Capital expenditures for 1999 were $22,129,000, a decrease of $7,995,000 from $30,124,000 in 1998. The oil and gas services segment had capital expenditures in 1999 primarily for revenue-producing equipment totaling $19,175,000. Capital expenditures for the oil and gas services segment were $27,814,000 in 1998.

         RPC expects that funding for capital requirements over the next twelve months will be provided by available cash and marketable securities and cash generated from operations.

Anticipated Spin-off of Chaparral Boats

         On January 14, 2000, RPC announced it had taken the initial steps to spin-off its 100 percent ownership in Chaparral Boats. The transaction, expected to be completed during the third quarter of 2000, will be structured as a tax-free distribution of Chaparral Boats stock to RPC shareholders. The spin-off is subject to various approvals including a favorable tax ruling from the Internal Revenue Service and final approval of RPC's Board of Directors.

         As more fully discussed in Note 11 of the Financial Statements on page 23, an after-tax gain of approximately $4,200,000, or $.15 diluted earnings per share, will be recorded by Chaparral Boats in the first quarter of 2000 in connection with a non-refundable settlement of a claim.

Forward-Looking Statements

         This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated by reference in this Annual Report which address activities, events, or developments which RPC expects or anticipates will or may occur in the future, including statements regarding RPC's competitive position, future capital requirements, the anticipated impact of legal proceedings, plans to increase revenue and profit margins, trends in the boating industry, plans to increase boat sales, future acquisitions, the impact of year 2000 programming issues, RPC's ability to take advantage of current conditions and opportunities in the oil and gas businesses and boat manufacturing business, the impact of consolidation in the oil and gas and boat manufacturing industries on RPC's business, market risk exposure and risk management, and other statements regarding future plans and strategies, anticipated trends and similar expressions concerning matters that are not historical facts, are forward-looking statements. These statements are based on certain conditions and analyses made by RPC in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform to RPC's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from RPC's expectations, including economic conditions, the price of oil and natural gas, conditions in the industries in which RPC operates, competition, the availability of acquisition candidates, the ability of RPC to obtain financing on reasonable terms and conditions, and other factors, many of which are beyond the control of RPC. Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by RPC will be realized or, even if substantially realized, that they will have the expected consequences to or effects on RPC or its business or operations. RPC assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

Year 2000 Issue

         Aware that the Year 2000 (Y2K) information technology programming issue could have a significant potential impact on its future operations and financial reporting, RPC began its assessment and remediation processes regarding its primary financial and operating systems in 1997. RPC's assessment activities included (1) identifying critical systems, (2) testing for Y2K compliance, (3) obtaining assurances from its vendors and its large commercial customers, and
(4) developing contingency plans to address Y2K issues which could occur. RPC's remediation activities included replacing certain software and operating systems, followed by testing to ensure Y2K compliance of the replacements. No negative or materially significant impact has yet been experienced internally with RPC's systems or from any supplier due to the Y2K related issue, nor is any such impact anticipated. No contingency plans have yet been invoked.

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

Item 8. Financial Statements and Supplementary Data

Balance Sheets

--------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES (in thousands except share information)
--------------------------------------------------------------------------------
At December 31,                                              1999         1998
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                 $  8,278      $ 10,029
Marketable securities                                        4,798         3,414
Accounts receivable, net                                    34,871        25,266
Inventories                                                 19,631        17,446
Deferred income taxes                                        8,254        10,787
Federal income taxes receivable                              1,806         3,673
Prepaid expenses and other current assets                    2,337         1,909
--------------------------------------------------------------------------------
Current assets                                              79,975        72,524
--------------------------------------------------------------------------------
Equipment and property, net                                 75,472        70,206
Marketable securities                                       24,871        29,507
Intangibles, net of accumulated amortization
  of $9,807 in 1999 and $8,847 in 1998                       9,006         7,401
Other assets                                                 1,251         1,053
--------------------------------------------------------------------------------
Total assets                                              $190,575      $180,691
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                          $ 13,728      $  5,859
Accrued payroll and related expenses                         5,725         4,192
Accrued insurance expenses                                   7,689         6,329
Accrued state, local and other taxes                         4,106         4,063
Accrued discounts                                            1,131         1,053
Current portion of long-term debt                              255           659
Other accrued expenses                                       8,976        10,270
--------------------------------------------------------------------------------
Current liabilities                                         41,610        32,425
--------------------------------------------------------------------------------
Long-term accrued insurance expenses                         3,684         3,308
Long-term debt                                               1,547           636
Deferred income taxes                                          926         1,256
--------------------------------------------------------------------------------
Total liabilities                                           47,767        37,625
--------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------
Common stock, $.10 par value, 79,000,000 shares
  authorized, 28,262,463 shares issued in 1999,
  28,887,872 shares issued in 1998                           2,826         2,888

Capital in excess of par value                              22,548        26,538
Earnings retained                                          117,434       113,640
--------------------------------------------------------------------------------
Total stockholders' equity                                 142,808       143,066
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $190,575      $180,691
================================================================================

The accompanying notes are an integral part of these statements.

Statements of Income

--------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES (in thousands except per share data)
--------------------------------------------------------------------------------
Years ended December 31,                    1999           1998           1997
--------------------------------------------------------------------------------
REVENUE                                   $230,463       $244,274       $245,799
--------------------------------------------------------------------------------
Cost of goods sold                         102,897         90,796         83,558
Operating expenses                          99,523        113,994        117,777
Depreciation and amortization               16,614         15,661         12,877
Interest income                             (1,718)        (2,023)        (2,376)
--------------------------------------------------------------------------------
Income before income taxes                  13,147         25,846         33,963
Income tax provision                         4,996          9,821         11,718
--------------------------------------------------------------------------------
Net income                                $  8,151       $ 16,025       $ 22,245
================================================================================
EARNINGS PER SHARE
================================================================================
   Basic                                  $   0.29       $   0.55       $   0.76
================================================================================
   Diluted                                $   0.29       $   0.55       $   0.75
================================================================================

Statements of Stockholders' Equity

----------------------------------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES (in thousands)
----------------------------------------------------------------------------------------------------------
Three Years ended                                  Common    Capital in Excess    Earnings      Treasury
December 31, 1999                                  Stock       of Par Value       Retained        Stock
----------------------------------------------------------------------------------------------------------
Balance December 31, 1996                        $   1,471       $  35,176       $  81,555       $     403
Two-for-one stock split                              1,487          (1,487)             --              --
Stock issued for stock incentive plans, net             20           1,522            (520)            215
Net income                                              --              --          22,245              --
Dividends declared                                      --              --          (1,475)             --
----------------------------------------------------------------------------------------------------------
Balance December 31, 1997                            2,978          35,211         101,805             618
Stock issued for stock incentive plans, net              5             437             (82)             19
Stock purchased and retired                            (95)         (9,110)             --            (637)
Net income                                              --              --          16,025              --
Dividends declared                                      --              --          (4,108)             --
----------------------------------------------------------------------------------------------------------
Balance December 31, 1998                            2,888          26,538         113,640               0
Stock issued for stock incentive plans, net             14             758            (355)             --
Stock purchased and retired                            (76)         (4,748)             --              --
Net income                                              --              --           8,151              --
Dividends declared                                      --              --          (4,002)             --
----------------------------------------------------------------------------------------------------------
Balance December 31, 1999                        $   2,826       $  22,548       $ 117,434       $       0
==========================================================================================================

The accompanying notes are an integral part of these statements.

Statements of Cash Flows

--------------------------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES (in thousands)
--------------------------------------------------------------------------------------------------
Years ended December 31,                                    1999           1998           1997
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                $  8,151       $ 16,025       $ 22,245
Noncash charges (credits) to earnings:
  Depreciation and amortization                             17,507         16,430         13,510
  Gain on sale of equipment and property                    (1,615)        (2,350)        (2,216)
  Deferred income tax provision (benefit)                    2,203         (1,213)          (608)
(Increase) decrease in assets:
  Accounts receivable                                       (9,605)         6,887         (7,997)
  Inventories                                                1,867         (1,421)          (598)
  Federal income taxes receivable                           (2,185)        (3,673)            --
  Prepaid expenses and other current assets                   (428)           606           (727)
  Other noncurrent assets                                     (244)            23            427
Increase (decrease) in liabilities:
  Accounts payable                                           7,895         (2,809)           681
  Accrued payroll and related expenses                       1,533         (1,634)         1,285
  Accrued insurance expenses                                 1,736         (1,819)         1,226
  Other accrued expenses                                    (1,173)          (556)         2,968
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities                   25,642         24,496         30,196
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                       (22,129)       (30,124)       (20,479)
Proceeds from sale of equipment and property                 2,248          3,657          2,510
Net sale (purchase) of marketable securities                 3,252          7,854         (7,555)
Other                                                       (2,564)            --            623
--------------------------------------------------------------------------------------------------
Net cash used for investing activities                     (19,193)       (18,613)       (24,901)
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payment of dividends                                        (4,002)        (4,108)        (1,475)
Reduction of long-term debt                                   (680)          (877)            --
Increase in long-term debt                                   1,187             --             --
Cash paid for common stock purchased and retired            (4,814)        (8,351)            --
Proceeds received upon exercise of stock options               109             73            465
--------------------------------------------------------------------------------------------------
Net cash used for financing activities                      (8,200)       (13,263)        (1,010)
--------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents        (1,751)        (7,380)         4,285
Cash and cash equivalents at beginning of year              10,029         17,409         13,124
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                  $  8,278       $ 10,029       $ 17,409
==================================================================================================

The accompanying notes are an integral part of these statements.

Notes to Financial Statements

RPC, Inc. and Subsidiaries
Years ended December 31, 1999, 1998, and 1997

Note 1: Significant Accounting Policies

Principles of Consolidation--The consolidated financial statements include the accounts of RPC, Inc. and its wholly owned subsidiaries ("RPC" or the "Company"). All material intercompany accounts and transactions have been eliminated.

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

Marketable Securities--Marketable securities should be classified as either "trading" or "available-for-sale," which requires reporting at fair value on the balance sheet. Any unrealized gains and losses on trading securities are included in earnings. For available-for-sale securities, any unrealized gains and losses are excluded from earnings and, if significant, reported in a separate component of stockholders' equity. As of December 31, 1999 and 1998, the difference between fair value and cost for both classifications was not material.

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

Stock-Based Compensation--Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed in Accounting Principles Board ("APB") Opinion No. 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

        RPC has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1999, 1998, and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted assumptions for grants:

                                           1999            1998           1997
---------------------------------------------------------------------------------
Risk free interest rate                      4.6%            5.4%            6.2%
Expected dividend yield                        1%              2%              0%
Expected lives                           7 years         7 years         7 years
Expected volatility                       34-37%          31-34%          26-31%
---------------------------------------------------------------------------------

        The total fair value of the options granted during the years ended December 31, 1999, 1998, and 1997, were computed as approximately $742,000, $1,092,000 and $524,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net income and pro forma net income per share would have been as follows:

December 31,                        1999              1998               1997
--------------------------------------------------------------------------------
Net Income (in thousands)
  As reported                    $    8,151        $   16,025         $   22,245
  Pro forma                           7,848            15,818             22,163
Basic EPS
  As reported                    $     0.29        $     0.55         $     0.76
  Pro forma                            0.28              0.55               0.76
Diluted EPS
  As reported                    $     0.29        $     0.55         $     0.75
  Pro forma                            0.28              0.54               0.75
--------------------------------------------------------------------------------

Insurance Expenses--RPC self insures, up to specified limits, certain risks related to general liability, product liability, workers' compensation, and vehicle liability. The estimated cost of claims under the self-insurance program is accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. The noncurrent portion of these estimated outstanding claims is classified as long-term accrued insurance expenses.

Income Taxes--Deferred tax liabilities and assets are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings per Share--SFAS No. 128, "Earnings Per Share," requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of common stock equivalents and restricted shares included in diluted earnings per share, but excluded in basic earnings per share. A reconciliation of the weighted shares outstanding is as follows:

                                     1999             1998               1997
--------------------------------------------------------------------------------
Basic EPS                         28,177,251        28,987,345        29,181,668
Common stock
  equivalents and
  restricted shares                  256,089           377,870           423,195
--------------------------------------------------------------------------------
Diluted EPS                       28,433,340        29,365,215        29,604,863
================================================================================

New Accounting Standards--In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company does not anticipate the adoption of these standards to have a material impact on its financial position or results of operations.

Note 2: Accounts Receivable

        Accounts receivable, net, at December 31, 1999, of $34,871,000 and at December 31, 1998, of $25,266,000 are net of allowances for doubtful accounts of $4,659,000 in 1999, and $7,004,000 in 1998.

Note 3: Inventories

Inventories are recorded at the lower of cost (first-in, first-out basis) or market value and are detailed as follows:

December 31,                                           1999                1998
--------------------------------------------------------------------------------
                                                            (in thousands)
--------------------------------------------------------------------------------
Raw materials and supplies                            $11,382            $ 9,942
Work in process                                         1,843              1,414
Finished goods                                          6,406              6,090
--------------------------------------------------------------------------------
Total inventories                                     $19,631            $17,446
================================================================================

Note 4: Equipment and Property

Equipment and property are presented at cost net of accumulated depreciation and are detailed as follows:

December 31,                                           1999              1998
--------------------------------------------------------------------------------
                                                          (in thousands)
--------------------------------------------------------------------------------
Operating equipment
  and property                                        $188,380          $175,842
Buildings                                               17,816            17,142
Furniture and fixtures                                   4,322             4,233
Vehicles                                                20,747            18,999
Land                                                     4,927             4,941
--------------------------------------------------------------------------------
Gross equipment and property                           236,192           221,157
Less: accumulated depreciation                         160,720           150,951
--------------------------------------------------------------------------------
Net equipment and property                            $ 75,472          $ 70,206
================================================================================


Note 5: Income Taxes

The following table lists the components of the provision for income taxes:

December 31,                               1999          1998           1997
--------------------------------------------------------------------------------
                                                   (in thousands)
--------------------------------------------------------------------------------
Current:
  Federal                               $  1,783       $ 10,264        $ 11,838
  State                                    1,010            770             488
Deferred                                   2,203         (1,213)           (608)
--------------------------------------------------------------------------------
Total income tax provision              $  4,996       $  9,821        $ 11,718
--------------------------------------------------------------------------------

A reconciliation between the federal statutory rate and RPC's effective tax rate is as follows:

December 31,                                 1999           1998          1997
--------------------------------------------------------------------------------
Federal statutory rate                       35.0%          35.0%          35.0%
State income taxes                            3.0%           1.9%           1.4%
Other                                         0.0%           1.1%          (1.9)
--------------------------------------------------------------------------------
Effective tax rate                           38.0%          38.0%          34.5%
================================================================================

The components of the net deferred tax assets (liabilities) are as follows:

December 31,                                              1999            1998
--------------------------------------------------------------------------------
                                                            (in thousands)
--------------------------------------------------------------------------------
Current deferred tax asset:
  Self-insurance reserves                               $ 2,116          $ 2,158
  Bad debt reserves                                       1,752            2,278
  State, local & other taxes                                967            1,015
  Payroll accruals                                          903              985
  Warranty reserves                                       1,139            1,051
  All others                                              1,377            3,300
  Valuation allowance                                        --               --
--------------------------------------------------------------------------------
Total current deferred tax asset                        $ 8,254          $10,787
================================================================================

Noncurrent deferred tax asset (liability):
  Self-insurance reserves                               $ 1,933         $ 1,585
  Depreciation                                           (2,669)         (2,562)
  All others                                               (190)           (279)
  Valuation allowance                                        --              --
--------------------------------------------------------------------------------
Total noncurrent deferred
  tax (liability):                                      $  (926)        $(1,256)
================================================================================


Total income tax payments, net of refunds, were $1,616,000 in 1999, $12,765,000 in 1998, and $11,260,000 in 1997.

Note 6: Long-Term Debt

        The fair value of the long-term debt approximates the carrying value. All obligations are collateralized by equipment and property.

        At December 31, 1999, future minimum payments on long-term debt and capitalized lease obligations were as follows:

--------------------------------------------------------------------------------
                                  (in thousands)
--------------------------------------------------------------------------------
2000                                                                      $  255
2001                                                                         626
2002                                                                         526
2003                                                                         395
2004                                                                          --
--------------------------------------------------------------------------------
Total                                                                     $1,802
================================================================================

The long-term debt of RPC as of December 31, 1999, and December 31, 1998, is summarized as follows:

(in thousands)                                Range of
                                 Maturity     Interest
Type                              Dates         Rates          1999        1998
--------------------------------------------------------------------------------
Notes payable                   2001-2002     6.25-8.50%      $1,703      $  820
Capital leases                       2003         10.99%          99         475
--------------------------------------------------------------------------------
Total debt                                                     1,802       1,295
Less current portion                                             255         659
--------------------------------------------------------------------------------
Long-term debt                                                $1,547      $  636
================================================================================

The net book value of equipment under capital leases was $801,000 at December 31, 1999.

Note 7: Commitments and Contingencies

        Minimum annual rentals, principally for noncancelable real estate and truck leases with terms in excess of one year, in effect at December 31, 1999, are summarized in the following table:

--------------------------------------------------------------------------------
                                  (in thousands)
--------------------------------------------------------------------------------
2000                                                                      $1,089
2001                                                                         699
2002                                                                         365
2003                                                                         262
2004                                                                         174
Thereafter                                                                    18
--------------------------------------------------------------------------------
Total rental commitments                                                  $2,607
================================================================================

Total rental expense charged to operations was $2,014,000 in 1999, $2,514,000 in 1998, and $3,610,000 in 1997.

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

         To assist dealers in obtaining financing for the purchase of its boats, Chaparral has entered into agreements with various dealers and financing institutions to guarantee varying amounts of the dealers' purchase debt obligations. Chaparral's obligation under its guarantee becomes effective in the case of default in payments by the dealer. The agreements provide for the return of all repossessed boats to Chaparral in new condition, in exchange for Chaparral's assumption of the unpaid debt obligation on those boats. As of December 31, 1999, guarantees outstanding totaled $1,308,000.

Note 8: Employee Benefit Plans

         Retirement Plan--In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which establishes standards for disclosures for pensions and other postretirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. All prior years have been restated to conform to current year presentation.

         RPC has a tax-qualified defined benefit, noncontributory, trusteed retirement income plan that covers substantially all employees with at least one year of service. Benefits are based on an employee's years of service and compensation near retirement. RPC has the right to terminate or modify the plan at any time.

         The following table sets forth the funded status of the plan and the amounts recognized in RPC's consolidated balance sheet:

December 31,                                            1999           1998
--------------------------------------------------------------------------------
                                                         (in thousands)
--------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning
  of year                                            $ 20,126          $ 16,172
Service cost                                            1,031               914
Interest cost                                           1,453             1,343
Actuarial (gain) loss                                  (2,115)            2,244
Benefits paid                                            (699)             (547)
--------------------------------------------------------------------------------
Benefit obligation at end of year                      19,796            20,126
--------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at
  beginning of year                                   18,107             16,493
Actual return on plan assets                           1,136              2,161
Benefits paid                                           (699)              (547)
--------------------------------------------------------------------------------
Fair value of plan assets at
  end of year                                         18,544             18,107
--------------------------------------------------------------------------------
Funded status                                         (1,252)            (2,019)
Unrecognized net asset                                  (482)              (674)
Unrecognized net loss                                    824              2,458
Unrecognized prior service cost                          (14)               (25)
--------------------------------------------------------------------------------
Net accrued benefit                                 $   (924)          $   (260)
================================================================================
ACTUARIAL PRESENT VALUE
  OF BENEFIT OBLIGATIONS:
Accumulated benefit obligation                      $ 16,192           $ 16,928
--------------------------------------------------------------------------------
Plan assets at fair value                           $ 18,544           $ 18,107
================================================================================

         RPC's funding policy is to contribute to the retirement income plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. No contributions were required in 1999, 1998, and 1997.

         Total retirement plan cost was $663,000 in 1999, $569,000 in 1998, and $86,000 in 1997. The components of net periodic benefit cost are summarized as follows:

December 31,                                  1999          1998         1997
--------------------------------------------------------------------------------
                                                      (in thousands)
--------------------------------------------------------------------------------
Service cost for benefits earned
  during the period                         $ 1,031       $   914       $   602
Interest cost on projected
  benefit obligation                          1,453         1,342         1,053
Expected return on
  plan assets                                (1,680)       (1,531)       (2,243)
Net amortization and
  deferral                                     (141)         (156)          674
--------------------------------------------------------------------------------
Net periodic benefit cost                   $   663       $   569       $    86
================================================================================

The weighted average assumptions were as follows:

December 31,                                   1999          1998           1997
---------------------------------------------------------------------------------
Discount rate                                  8.00%         7.00%          7.50%
Expected return on plan
  assets                                       9.50%         9.50%          9.50%
Rate of compensation
  increase                                     5.00%         4.00%          4.50%
---------------------------------------------------------------------------------

401(k) Plan--RPC sponsors a deferred compensation 401(k) plan that is available to substantially all full-time employees with more than six months of service. This plan allows employees to make tax-deferred contributions of up to 15 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. RPC matches 40 percent of each employee's contributions up to 3 percent of the employee's compensation. Employees vest in the RPC contributions after five years of service. The charges to expense for RPC's contributions were $356,000 in 1999, $392,000 in 1998, and $315,000 in
1997.

Stock Incentive Plans--RPC has an Employee Incentive Stock Option Plan (the "1984 Plan") under which 1,000,000 shares of common stock were reserved for issuance. The 1984 Plan expired in October 1994. On January 25, 1994, RPC adopted a new ten-year Employee Stock Incentive Plan (the "1994 Plan") under which 1,000,000 shares of common stock were reserved for issuance. During 1997, an additional 1,600,000 shares were reserved for issuance. These plans provide for the issuance of various forms of stock incentives, including, among others, incentive stock options and restricted stock. As of December 31, 1999, there were 1,323,900 shares available for the granting of options or other awards under the 1994 Plan.

Incentive Stock Options--Transactions involving the incentive stock option plans were as follows:

                                                                         Weighted
                                                                         Average
                                                  Option Price           Exercise
                                  Shares           (Per Share)             Price
---------------------------------------------------------------------------------
Outstanding
  12/31/96                        554,292          $1.625-$4.438          $ 3.23
Granted                           158,000              7.500                7.50
Canceled                           (5,232)          1.625-7.500             6.12
Exercised                        (264,260)          1.625-4.438             2.58
---------------------------------------------------------------------------------
Outstanding
  12/31/97                        442,800           3.000-7.500             5.11
Granted                           218,000              12.750              12.75
Canceled                          (28,400)          3.063-12.750            4.44
Exercised                         (30,300)          3.063-7.500             3.63
---------------------------------------------------------------------------------
Outstanding
  12/31/98                        602,100           3.063-12.750            7.85
Granted                           246,500              6.875                6.88
Exercised                         (65,200)          3.063-7.500             3.21
---------------------------------------------------------------------------------
Outstanding
  12/31/99                        783,400          $3.000-$12.750         $ 7.93
================================================================================

                                          1999             1998             1997
-----------------------------------------------------------------------------------
Exerciseable at December 31               232,600          210,660          151,120
Weighted average exercise price
  of exerciseable options             $      6.51      $      4.27      $      3.51
Per share weighted average grant
  date fair value of options
  granted during the year             $      3.01      $      5.20      $      3.40
-----------------------------------------------------------------------------------

The weighted average remaining contractual life of options outstanding at December 31, 1999 was 7 years.

Restricted Stock--RPC has granted employees two forms of restricted stock: performance restricted and time lapse. The performance restricted shares are granted, but not earned and issued, until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of the Company stock. On the date the stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. Time lapse shares vest ten years from the grant date. There were 90,000 units granted under these restricted stock programs during 1999, 52,000 units granted during 1998 and 52,000 units granted during 1997. There were 7,600 performance shares awarded under the plans in 1999. No shares were forfeited or canceled.

         The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions as established under the Plan have lapsed. Upon termination of employment, shares upon which restrictions have not lapsed must be returned to the Company. As of December 31, 1999, none of the shares of restricted stock were vested.

Note 9: Business Segment Information

         In June 1997, SFAS Number 131, "Disclosures about Segments of an Enterprise and Related Information" was adopted. SFAS Number 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to stockholders. SFAS Number 131 is effective for fiscal years beginning after December 15, 1997. All prior years have been restated to conform with current year presentation.

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

         RPC's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Each of these businesses was acquired as a business unit, and the management at the time of acquisition was retained.

         Certain information with respect to RPC's business segments is set forth in the following table:

December 31,                             1999            1998            1997
--------------------------------------------------------------------------------
                                                          (in thousands)
--------------------------------------------------------------------------------
Revenue:
  Oil and gas services                $  94,864       $ 123,949       $ 137,599
  Boat manufacturing                    122,878         103,497          95,029
  Other                                  12,721          16,828          13,171
--------------------------------------------------------------------------------
Total revenue                         $ 230,463       $ 244,274       $ 245,799
================================================================================
Operating income (loss):
  Oil and gas services                $    (284)      $  17,465       $  26,264
  Boat manufacturing                     16,472          13,920          11,755
  Other                                    (817)         (3,519)         (3,212)
--------------------------------------------------------------------------------
Total operating income                   15,371          27,866          34,807
--------------------------------------------------------------------------------
Corporate expenses                       (3,942)         (4,043)         (3,220)
Interest income                           1,718           2,023           2,376
--------------------------------------------------------------------------------
Income before
  income taxes                        $  13,147       $  25,846       $  33,963
================================================================================
Identifiable assets:
  Oil and gas services                $ 107,893       $  89,891       $  86,578
  Boat manufacturing                    30, 850          28,085          25,076
  Other, including
    corporate assets                     51,832          62,715          70,864
--------------------------------------------------------------------------------
Total identifiable assets             $ 190,575       $ 180,691       $ 182,518
================================================================================

         Revenue from international operations in the oil and gas services segment totaled $11,523,000 in 1999, $9,822,000 in 1998, and $17,407,000 in
1997. The respective operating profits were $1,977,000 in 1999, $608,000 in 1998, and $2,720,000 in 1997. There were $10,385,000 in identifiable assets attributable to these operations in 1998, $6,450,000 in 1998, and $9,987,000 in 1997. There were no material amounts of international operations in the boat manufacturing segment.

Note 10: Unaudited Quarterly Data

Quarter                    First          Second          Third          Fourth
----------------------------------------------------------------------------------
                                    (in thousands except per share data)
----------------------------------------------------------------------------------
1999
Revenue                 $   54,935      $   59,978      $   53,105      $   62,445
Net income                   1,229           2,904           1,400           2,618
Earnings per share
  Basic                        .04             .10             .05             .09
  Diluted                      .04             .10             .05             .09

1998
Revenue                 $   66,940      $   66,375      $   56,977      $   53,982
Net income                   5,654           6,410           3,753             208
Earnings per share
  Basic                        .19             .22             .13             .01
  Diluted                      .19             .22             .13             .01

Note 11: Subsequent Events

         Spin-offTransaction: On January 14, 2000, RPC announced it had taken the initial steps to spin-off its 100% ownership in Chaparral Boats. The transaction, expected to be completed during the third quarter of 2000, will be structured as a tax-free distribution of Chaparral Boats stock to RPC shareholders. The spin-off is subject to various approvals including a favorable tax ruling from the Internal Revenue Service and final approval of RPC's Board of Directors.

         Gain on Settlement of Claim: In the first quarter of 2000, RPC will record an after-tax gain of approximately $4,200,000, or $0.15 diluted earnings per share, in its powerboat manufacturing business segment. The gain is a result of Chaparral Boats' receipt, in the first quarter of 2000, of its share of a non-refundable $35 million settlement payment made by Brunswick Corporation (Brunswick), a major engine supplier, to the members of the American Boatbuilders Association (ABA), a buying group which includes Chaparral Boats. Under the terms of this agreement between the ABA and Brunswick, additional payments will be made to ABA depending on the final judgment or settlement of a lawsuit brought by Independent Boatbuilders Association (IBBI), another buying group supplied engines by Brunswick. If Brunswick ultimately makes a payment to IBBI in excess of $35 million in connection with a final judgment or settlement, Brunswick will make an equal payment to ABA, less the $35 million already paid. Chaparral Boats would be entitled to receive its share of any additional payments, less expenses, in a similar proportion to the initial $35 million payment.

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         This item is not applicable to RPC because there has been no change in or disagreements with its independent public accountants.

Item 10. Directors and Executive Officers of the Registrant

        Information concerning directors and executive officers is included in the RPC Proxy for its 2000 Annual Meeting of Stockholders, in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." This information is incorporated herein by reference. Information about executive officers is contained on page 9.

Item 11. Executive Compensation

         Information concerning executive compensation is included in the RPC Proxy for its 2000 Annual Meeting of Stockholders, in the section entitled "Executive Compensation." This information is incorporated herein by reference.

Item 12. Security ownership of certain beneficial owners and management

        Information concerning security ownership is included in the RPC Proxy for its 2000 Annual Meeting of Stockholders, in the sections entitled "Capital Stock" and "Election of Directors." This information is incorporated herein by reference.

Item 13. Certain relationships and related transactions

         Information concerning certain relationships and related transactions is included in the RPC Proxy for its 2000 Annual Meeting of Stockholders, in the sections entitled "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation." This information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement schedules, and reports on Form 8-K

The following documents are filed as part of this report.

FINANCIAL STATEMENTS                                                        PAGE
Balance Sheets as of December 31, 1999                                        14
  and 1998
Statements of Income for the three years ended                                15
  December 31, 1999
Statements of Stockholders' Equity for the three                              15
  years ended December 31, 1999
Statements of Cash Flows for the three years                                  16
  ended December 31, 1999
Notes to Financial Statements                                              17-23

SCHEDULES
Schedule II--Valuation and Qualifying Accounts                                25

EXHIBITS

Exhibit
Number   Description

3.1      Restated certificate of incorporation of RPC, Inc.

3.2 Bylaws of RPC (incorporated herein by reference to Exhibit (3)(b) to the Annual Report on form 10-K for the fiscal year ended December 31,
         1993).

4 Form of Stock Certificate (incorporated herein by reference to the Annual Report on form 10-K for the fiscal year ended December 31,
         1998).

10.1 RPC's 1994 Employees Stock Incentive Plan (incorporated herein by reference to Exhibit A of the definitive Proxy Statement dated March 20, 1994).

10.2     Compensation agreement with James Lane.

21       Subsidiaries of RPC.

23       Consent of Arthur Andersen LLP.

24       Powers of Attorney for Directors.

27       Financial Data Schedule (for Commission use only).

REPORTS ON FORM 8-K
No reports on Form 8-K were required to be filed by RPC for the quarter ended December 31, 1999. Any schedules or exhibits not shown above have been omitted because they are not applicable.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------------
RPC, INC. AND SUBSIDIARIES (in thousands of dollars)
--------------------------------------------------------------------------------------
For the years ended December 31, 1999, 1998, and 1997
--------------------------------------------------------------------------------------
                                     Balance at   Charged to                 Balance at
                                     Beginning    Costs and        Net         End of
Description                          of Period     Expenses     Write-Offs     Period
--------------------------------------------------------------------------------------
Year ended December 31, 1999
  Allowance for Doubtful Accounts      $ 7,004      $   123      $(2,468)      $ 4,659
--------------------------------------------------------------------------------------
Year ended December 31, 1998
  Allowance for Doubtful Accounts      $ 6,967      $ 1,675      $(1,638)      $ 7,004
--------------------------------------------------------------------------------------
Year ended December 31, 1997
  Allowance for Doubtful Accounts      $ 7,058      $   137      $  (228)      $ 6,967
--------------------------------------------------------------------------------------

                                        Report of Independent Public Accountants

To the Directors and Stockholders of RPC, Inc.:

        We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPC, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

Atlanta, Georgia                                        Arthur Andersen LLP
March 10, 2000

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        RPC, INC.
        By:

        /s/ R. Randall Rollins
        R. Randall Rollins
        Chairman of the Board of Directors
        (Principal Executive Officer)
        March 24, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        /s/ R. Randall Rollins                  /s/ Ben M. Palmer
        R. Randall Rollins                      Ben M. Palmer
        Chairman of The Board of Directors      Chief Financial Officer
        (Principal Executive Officer)           (Principal Financial and Accounting Officer)
        March 24, 2000                          March 24, 2000

         The Directors of RPC, Inc. (listed below) executed a power of attorney appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

        James A. Lane, Jr., Director
        Wilton Looney, Director
        Gary W. Rollins, Director
        John W. Rollins, Director
        Henry B. Tippie, Director
        James B. Williams, Director

        /s/ Richard A. Hubbell
        Richard A. Hubbell
        Director and as Attorney-in-fact
        March 24, 2000

                                                          Officers and Directors

OFFICERS
R. Randall Rollins
Chairman of the Board
and Chief Executive Officer


Richard A. Hubbell
President and Chief
Operating Officer


James A. Lane, Jr.
Executive Vice President


Jonathan W. Moss
Executive Vice President


Linda H. Graham
Vice President and Secretary


Ben M. Palmer
Vice President, Chief
Financial Officer
and Treasurer


DIRECTORS
R. Randall Rollins
Chairman of the Board and
Chief Executive Officer,
Rollins, Inc. (consumer services)


Henry B. Tippie*+
Chairman of the Board and
Chief Executive Officer,
Tippie Services, Inc.
(management services)


Wilton Looney*
Honorary Chairman of the
Board, Genuine Parts Company
(automotive parts distributor)


John W. Rollins
Chairman of the Board
Rollins Truck Leasing Corp.
(vehicle leasing and transportation),
and Chairman of the Board,
Dover Downs Entertainment, Inc.
(entertainment complex)


James B. Williams*
Chairman of the Executive
Committee, SunTrust Banks, Inc.
(bank holding company)


Gary W. Rollins
President and Chief Operating
Officer, Rollins, Inc. (consumer
services)


Richard A. Hubbell


James A. Lane, Jr.


* Member of the Audit
Committee and Executive
Compensation Committee


+ Chairman of the Audit
Committee and Executive
Compensation Committee

                             STOCKHOLDER INFORMATION

CORPORATE OFFICES
RPC, Inc.
2170 Piedmont Road, NE
Atlanta, Georgia 30324
Telephone: (404) 321-2140

STOCK LISTING
The New York Stock Exchange

TICKER SYMBOL--RES

NEWSPAPER STOCK TABLE--RPC

INVESTOR RELATIONS WEB-SITE
www.rpc.net

TRANSFER AGENT AND REGISTRAR
For inquiries related to stock certificates, including changes of address, please contact:

SunTrust Bank, Atlanta
Stock Transfer Department
PO Box 4625
Atlanta, GA 30302
Telephone: (404) 588-7817

ANNUAL MEETING
The Annual Meeting of RPC will be held at 9:00 am, April 25, 2000, at the corporate offices in Atlanta, Georgia.

RPC
INCORPORATED
2170 Piedmont Road, NE
Atlanta, Georgia 30324

MARCH 17, 2000
RPC, INC.
EXHIBITS INDEX


EXHIBIT NUMBER                        DESCRIPTION
3.1                                   RESTATED CERTIFICATE OF
                                      INCORPORATION OF RPC, INC.

3.2                                   BYLAWS OF RPC (INCORPORATED
                                      HEREIN BY REFERENCE TO EXHIBIT
                                      (3)(B) TO THE ANNUAL REPORT ON
                                      FORM 10-K FOR THE FISCAL YEAR
                                      ENDED DECEMBER 31, 1993).

4                                     FORM OF STOCK CERTIFICATE
                                      (INCORPORATED HEREIN BY
                                      REFERENCE TO THE ANNUAL REPORT
                                      ON FORM 10-K FOR THE FISCAL
                                      YEAR ENDED DECEMBER 31, 1998).

10.1                                  RPC'S 1994 EMPLOYEES STOCK
                                      INCENTIVE PLAN (INCORPORATED
                                      HEREIN BY REFERENCE TO EXHIBIT
                                      A OF THE DEFINITIVE PROXY
                                      STATEMENT DATED MARCH 20,
                                      1994).

10.2                                  COMPENSATION AGREEMENT WITH
                                      JAMES LANE.

21                                    SUBSIDIARIES OF RPC

23                                    CONSENT OF ARTHUR ANDERSEN LLP.



24                                    POWERS OF ATTORNEY FOR DIRECTORS.

27                                    FINANCIAL DATA SCHEDULE (FOR
                                      COMMISSION USE ONLY).
