Form 10-Q
period 2000-03-31
RPC INC
filed 2000-05-11
CIK 742278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                           Commission File No. 1-8726

                                    RPC, INC.
             (exact name of registrant as specified in its charter)

      DELAWARE                                          58-1550825
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


              2170 PIEDMONT ROAD, NE, ATLANTA, GEORGIA   30324
              (Address of principal executive offices) (zip code)

      Registrant's telephone number, including area code -- (404) 321-2140

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 31, 2000, RPC, Inc. had 28,242,263 shares of common stock outstanding.



                                    1 of 14

                           RPC, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000, AND DECEMBER 31, 1999
                                 (In thousands)

                                                         MARCH 31,   December 31,
                                                          2000          1999
                                                       (UNAUDITED)    (Audited)
                                                        --------      --------
ASSETS

Cash and cash equivalents                               $ 11,657      $  8,278
Marketable securities                                      4,374         4,798
Accounts receivable, net of allowance for doubtful
  accounts of $4,870 and $4,659, respectively             38,258        34,871
Inventories, at lower of cost or market                   20,148        19,631
Deferred income taxes                                      8,385         8,254
Federal income taxes receivable                               --         1,806
Prepaid expenses and other current assets                  2,242         2,337
                                                        --------      --------
Current assets                                            85,064        79,975
                                                        --------      --------
Equipment and property, net                               81,271        75,472
Marketable securities                                     21,739        24,871
Intangible assets, net                                     8,741         9,006
Other assets                                               1,255         1,251
                                                        --------      --------
TOTAL ASSETS                                            $198,070      $190,575
                                                        ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                        $ 10,433      $ 13,728
Accrued payroll and related expenses                       6,268         5,725
Accrued insurance expenses                                 7,699         7,689
Accrued state, local and other taxes                       4,222         4,106
Federal income taxes payable                               2,300            --
Accrued discounts                                          1,453         1,131
Current portion of long-term debt                            610           255
Other accrued expenses                                     8,576         8,976
                                                        --------      --------
Current liabilities                                       41,561        41,610
                                                        --------      --------
Long-term accrued insurance expenses                       3,850         3,684
Long-term debt                                               902         1,547
Deferred income taxes                                      1,026           926
                                                        --------      --------
Total liabilities                                         47,339        47,767
                                                        --------      --------
Commitments and contingencies
                                                        --------      --------
Common stock                                               2,824         2,826
Capital in excess of par value                            22,424        22,548
Earnings retained                                        125,483       117,434
                                                        --------      --------
Total stockholders' equity                               150,731       142,808
                                                        --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $198,070      $190,575
                                                        ========      ========



The accompanying notes are an integral part of these statements.



                                    2 of 14

                           RPC, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands except per share data)
                                   (Unaudited)


                                       Three months ended March 31,
                                       ---------------------------
                                         2000               1999
                                       --------           --------
REVENUE                                $ 73,768           $ 54,935
                                       --------           --------
Cost  of  goods  sold                    31,884             25,911
Operating  expenses                      30,209             23,363
Depreciation and amortization             4,427              4,044
Gain on settlement of claim              (6,817)                --
Interest  income                           (376)              (366)
                                       --------           --------
Income before income taxes               14,441              1,983
Income tax provision                      5,487                754
                                       --------           --------
NET INCOME                             $  8,954           $  1,229
                                       ========           ========


EARNINGS PER SHARE
Basic                                  $   0.32           $   0.04
                                       --------           --------
Diluted                                $   0.32           $   0.04
                                       --------           --------
AVERAGE SHARES OUTSTANDING
Basic                                    27,828             28,331
                                       --------           --------
Diluted                                  28,124             28,532
                                       --------           --------



The accompanying notes are an integral part of these statements.



                                    3 of 14

                           RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)


                                                          Three months ended March 31,
                                                          ---------------------------
                                                            2000               1999
                                                          --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES                      $ 10,829           $ 10,371
                                                          --------           --------


CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                       (10,351)            (2,282)
Proceeds from sale of equipment and property                   703                728
Net sale (purchase) of marketable securities                 3,556             (4,621)
Other                                                           46                 --
                                                          --------           --------
Net cash used for investing activities                      (6,046)            (6,175)
                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend distributions                                        (988)            (1,005)
Repayments of long term debt                                  (290)              (301)
Purchase of treasury stock                                    (152)            (2,625)
Proceeds from exercise of stock options                         26                 51
                                                          --------           --------
Net cash (used for) financing activities                    (1,404)            (3,880)
                                                          --------           --------

Net increase in cash and cash equivalents                    3,379                316
Cash and cash equivalents at beginning of period             8,278             10,029
                                                          --------           --------
Cash and cash equivalents at end of period                $ 11,657           $ 10,345
                                                          ========           ========



The accompanying notes are an integral part of these statements.



                                    4 of 14

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

         In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of operations and the cash flows for the three months then ended.

2. Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods.

3. The results of operations for the quarter ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

4. In June, 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company does not anticipate the adoption of these standards to have a material impact on its financial position or results of operations.




                                    5 of 14

                           RPC, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

5 RPC has two reportable segments: oil and gas services and boat manufacturing. The oil and gas services segment provides a variety of services, equipment, and personnel to the oil and gas industry. The boat manufacturing segment manufactures and sells powerboats to a nationwide network of independent dealers.

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

         Certain information with respect to RPC's business segments is set forth in the following table:


         ----------------------------------------------------------------
         March 31,                              2000               1999
         ----------------------------------------------------------------
                                                      (IN THOUSANDS)
         REVENUE:
             Oil and gas services             $ 32,472           $ 20,512
             Boat manufacturing                 37,885             31,233
             Other                               3,411              3,190
                                              --------           --------
         Total revenue                        $ 73,768           $ 54,935
                                              --------           --------
         OPERATING INCOME(LOSS):
             Oil and gas services             $  3,968           ($ 1,839)
             Boat manufacturing                  4,525              4,294
             Other                                (214)               129
                                              --------           --------
         Total operating income               $  8,279           $  2,584
                                              --------           --------
         Corporate expenses                     (1,031)              (967)
         Gain on settlement of claim             6,817                 --
         Interest income                           376                366
                                              --------           --------
         Income before
             income taxes                     $ 14,441           $  1,983
                                              ========           ========



The identifiable assets for the powerboat manufacturing segment increased by $495,000 from $30,850,000 at December 31, 1999 to $31,345,000 at March 31, 2000.
The identifiable assets for the oil and gas services segment increased by $2,774,000 from $107,894,000 at December 31, 1999 to $110,668,000 at March 31,
2000.



                                    6 of 14

                           RPC, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Revenue for the first quarter ended March 31, 2000, increased $18,833,000 or 34% to $73,768,000 compared with $54,935,000 for the quarter ended March 31, 1999. The oil and gas services segment revenue of $32,472,000 increased 58% from last year's first quarter. This increase was due to increased customer drilling and production enhancement activity relating to the improved commodity prices. The average working US rig count has increased 54% from last year's first quarter. The powerboat manufacturing segment revenue for the quarter ended March 31, 2000, of $37,885,000 increased 21% from last year's first quarter revenue of $31,233,000. This revenue increase resulted from an increase in the volume of boats sold coupled with a small increase in the average sales price compared to the prior year.

Cost of goods sold for the first quarter ended March 31, 2000, was $31,884,000 compared to $25,911,000 for the first quarter ended March 31, 1999, an increase of $5,973,000 or 23%. Cost of goods sold for the boat manufacturing segment totaled $29,499,000 for the quarter ended March 31, 2000 compared to $23,475,000 for the same period one year ago. The remainder of cost of goods sold relates to businesses in other industries. The increase in cost of goods sold (as a percent of revenue) for the powerboat manufacturing segment is due primarily to higher cost of materials used to manufacture the current year's newly designed boat models. With more experience in manufacturing these new models, production efficiency is expected to improve.

Operating expenses for the first quarter ended March 31, 2000 were $30,209,000 compared to $23,363,000 for the first quarter ended March 31, 1999, an increase of $6,846,000 or 29%. The oil and gas services segment operating expenses were $24,459,000 or 75% of segment revenue for the first quarter 2000 compared to $18,500,000 or 90% of segment revenue for the same period one year earlier. The reduction in the operating expenses as a percent of segment revenue is due to improved operating efficiencies as a result of higher activity levels and revenue. Operating expenses in the boat manufacturing segment were $3,564,000 or 9% of segment revenue for the first quarter 2000 and $2,936,000 or 9% of segment revenue for the first quarter 1999.


                                    7 of 14

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D

Net income for the quarter ended March 31, 2000, was $8,954,000 or $0.32 diluted earnings per share compared to net income of $1,229,000 or $0.04 diluted earnings per share for the quarter ended March 31, 1999. In the first quarter of 2000, RPC recorded a pre-tax gain in its powerboat manufacturing business segment of $6,817,000 ($4,227,000 after-tax), or $0.15 after-tax diluted earnings per share. Net income excluding the gain would have been approximately $4,727,000 or $0.17 diluted earnings per share. The increase in earnings per share (excluding the gain on settlement) from the same period one year ago was due primarily to the increase in revenues and operating profits in the oil and gas services segment.

GAIN ON SETTLEMENT

During the three months ended March 31, 2000, a gain was recorded related to settlement of a claim. The gain is a result of Chaparral Boats' receipt of its share of a non-refundable $35 million settlement payment made by Brunswick Corporation (Brunswick), a major engine supplier, to the members of the American Boatbuilders Association (ABA), a buying group which includes Chaparral Boats. Under the terms of this agreement between the ABA and Brunswick, additional payments will be made to the ABA depending on the final judgment or settlement of a lawsuit brought by Independent Boatbuilders Association (IBBI), another buying group supplied engines by Brunswick. In March 2000, the U.S. Court of Appeals for the Eighth Circuit ordered the trial court to enter a judgment for Brunswick, thereby reversing the initial decision in favor of IBBI. No additional settlement payments are expected to be made to the ABA.

FINANCIAL CONDITION

The Company's current ratio remained strong as of March 31, 2000, with current assets of $85,064,000 exceeding current liabilities of $41,561,000 by a ratio of 2.0-to-1. This compares to a current ratio of 1.9-to-1 at December 31, 1999.


                                    8 of 14

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D

Capital expenditures during the first three months of 2000 totaled $10,351,000. Revenue-producing equipment purchases in the oil and gas services segment totaled approximately $8,400,000 while the boat manufacturing segment spent $1,845,000 on plant expansion. Funding for future capital requirements is expected to be provided from operations.

SPIN-OFF TRANSACTION

On January 14, 2000, RPC announced it had taken the initial steps to spin-off its 100% ownership in Chaparral Boats. The transaction, if effected, is expected to be completed during the third quarter of 2000 and will be structured as a tax-free distribution of Chaparral Boats stock to RPC shareholders. The spin-off transaction is subject to various approvals including a favorable tax ruling from the Internal Revenue Service and final approval of RPC's Board of Directors.

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

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis of results of operations and financial condition include "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange


                                    9 of 14

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D

Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated by reference which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding future capital requirements, anticipated impact of IBBI legal proceedings, expected improvements in boat production efficiency, timing and structure of the proposed spin-off transaction, potential exposure to market risk, the impact of Year 2000 programming issues, and anticipated trends and similar expressions concerning matters that are not historical facts, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the company's expectations, including economic conditions, the price of oil and gas, conditions in the industries in which the Company operates, competition, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.


                                    10 of 14

                           RPC, INC. AND SUBSIDIARIES

                                     ITEM 3.

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



                                    11 of 14

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



                                    12 of 14

                           RPC, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         EXHIBIT NUMBER    DESCRIPTION
         --------------    -----------

         3.1 RPC's restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the 1999 Form 10-K.

         3.2 By-laws of RPC (incorporated herein by reference to Exhibit (3)(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

         4 Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

         27                Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2000.


                                    13 of 14

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RPC, INC.

                                      /S/ RICHARD A. HUBBELL
                                      --------------------------
Date:  May 11, 2000                   Richard A. Hubbell
                                      President and Chief Operating Officer


                                      /S/ BEN M. PALMER
                                      --------------------------
Date:  May 11, 2000                   Ben M. Palmer
                                      Treasurer and Chief Financial Officer

                                    14 of 14