Form 10-Q
period 2000-06-30
RPC INC
filed 2000-08-11
CIK 742278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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
               (Address of principal executive offices) (zip code)

      Registrant's telephone number, including area code -- (404) 321-2140



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No
                                       ---   ---

      As of June 30, 2000, RPC, Inc. had 28,255,167 shares of common stock outstanding.

                           RPC, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2000, AND DECEMBER 31, 1999
                                 (In thousands)

                                                               JUNE 30,                     DECEMBER 31,
                                                                 2000                           1999
                                                              (UNAUDITED)                    (AUDITED)
-----------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                             $4,866                        $8,278
Marketable securities                                                  4,364                         4,798
Accounts receivable, net of allowance for doubtful
  accounts of $4,897 and $4,659, respectively                         43,881                        34,871
Inventories, at lower of cost or market                               21,198                        19,631
Deferred income taxes                                                  8,512                         8,254
Federal income taxes receivable                                         -                            1,806
Prepaid expenses and other current assets                              1,597                         2,337
-----------------------------------------------------------------------------------------------------------
Current assets                                                        84,418                        79,975
-----------------------------------------------------------------------------------------------------------
Equipment and property, net                                           88,565                        75,472
Marketable securities                                                 19,512                        24,871
Intangibles, net                                                       8,576                         9,006
Other assets                                                           1,437                         1,251
-----------------------------------------------------------------------------------------------------------
Total assets                                                        $202,508                      $190,575
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                     $10,815                       $13,728
Accrued payroll and related expenses                                   7,029                         5,725
Accrued insurance expenses                                             7,213                         7,689
Accrued state, local and other taxes                                   4,498                         4,106
Federal income taxes payable                                             938                          -
Accrued discounts                                                      2,159                         1,131
Current portion of long-term debt                                        610                           255
Other accrued expenses                                                 8,195                         8,976
-----------------------------------------------------------------------------------------------------------
Current liabilities                                                   41,457                        41,610
-----------------------------------------------------------------------------------------------------------
Long-term accrued insurance expenses                                   3,881                         3,684
Long-term debt                                                           918                         1,547
Deferred income taxes                                                  1,220                           926
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                     47,476                        47,767
-----------------------------------------------------------------------------------------------------------
Commitments and contingencies
-----------------------------------------------------------------------------------------------------------
Common stock                                                           2,825                         2,826
Capital in excess of par value                                        22,456                        22,548
Earnings retained                                                    129,751                       117,434
-----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                           155,032                       142,808
-----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $202,508                      $190,575
===========================================================================================================

The accompanying notes are an integral part of these statements.


                                    2 of 15

                           RPC, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000, AND 1999
                      (In thousands except per share data)
                                   (Unaudited)


                                                     THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                --------------------------------------    -------------------------------------
                                                      2000                 1999                2000                 1999
--------------------------------------------------------------------------------------    -------------------------------------
REVENUE                                                   $82,472             $59,978            $156,241             $114,913
-------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                         34,778              28,475              66,662               54,386
Operating expenses                                         35,123              23,150              65,333               46,513
Depreciation and amortization                               4,670               4,153               9,097                8,197
Gain on settlement of claim                                  -                   -                 (6,817)                -
Interest income                                              (441)               (482)               (817)                (848)
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  8,342               4,682              22,783                6,665
Income tax provision                                        3,170               1,778               8,657                2,532
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $5,172              $2,904             $14,126               $4,133
===============================================================================================================================


EARNINGS PER SHARE
Basic                                                       $0.19               $0.10               $0.51                $0.15
-------------------------------------------------------------------------------------------------------------------------------
Diluted                                                     $0.18               $0.10               $0.50                $0.15
-------------------------------------------------------------------------------------------------------------------------------

AVERAGE SHARES OUTSTANDING
Basic                                                      27,834              28,178              27,831               28,251
-------------------------------------------------------------------------------------------------------------------------------
Diluted                                                    28,258              28,480              28,210               28,478
-------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.


                                    3 of 15

                           RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000, and 1999
                                 (In thousands)
                                   (Unaudited)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------------------
                                                                      2000                   1999
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITES
   Net income                                                          $14,126                 $4,133
   Noncash charges (credits) to earnings:
      Depreciation and amortization                                      9,711                  8,623
      (Gain) on sale of equipment and property                            (680)                (1,048)
      Deferred income tax (benefit) provision                               36                  1,047
   (Increase) decrease in assets:
      Accounts receivable                                               (9,010)                (1,202)
      Federal income tax receivable                                      1,806                  2,439
      Inventories                                                       (1,567)                   280
      Prepaid expenses and other current assets                            740                    187
      Other non-current assets                                            (186)                   (29)
   Increase (decrease) in liabilities:
      Accounts payable                                                  (2,913)                 4,294
      Federal income tax payable                                           938                      0
      Accrued payroll and related expenses                               1,304                    494
      Accrued insurance expenses                                          (279)                   387
      Other accrued expenses                                               639                  1,200
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               14,665                 20,805
------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                   (22,806)                (6,657)
Proceeds from sale of equipment and property                             1,378                  1,257
Net sale (purchase) of marketable securities                             5,793                 (3,020)
Other                                                                     (100)                   (19)
------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                 (15,735)                (8,439)
------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Dividend distributions                                                  (1,976)                (2,003)
Repayments of long term debt                                              (274)                  (434)
Purchase of treasury stock                                                (152)                (2,774)
Proceeds from exercise of stock options                                     60                     51
------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                  (2,342)                (5,160)
------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                    (3,412)                 7,206
Cash and cash equivalents at beginning of period                         8,278                 10,029
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $4,866                $17,235
======================================================================================================

The accompanying notes are an integral part of these statements.


                                    4 of 15

                           RPC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

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

         In the opinion of management, the consolidated financial statements included herein contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000, the results of operations for the quarter and the six months ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the quarter and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

2.       EARNINGS PER SHARE

         Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

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

                                     5 of 15

                           RPC, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

4.       BUSINESS SEGMENT INFORMATION

         RPC has two primary business segments: oil and gas services and powerboat manufacturing. The oil and gas services companies provide a variety of equipment, personnel, and specialized services to exploration and production companies in the mid-continent and Gulf of Mexico regions and selected international locations. The companies are capable of, among other things, providing personnel and equipment for performing well control services, renting specialized oil field equipment including drill pipe, and providing tubular handling and inspection services. The powerboat manufacturing segment, through Chaparral Boats, is a leading national powerboat manufacturer with sales through a domestic and international network of independent dealers.

         RPC evaluates the performance of its business segments using profit or loss from operations before corporate expenses and income taxes. RPC accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. RPC's business segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies. Each of these businesses was acquired as a unit, and the management at the time of acquisition was retained.

         Certain information with respect to RPC's business segments is set forth in the following table:

                           THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                           ---------------------------       -------------------------
                              2000            1999              2000            1999
                           ---------------------------       -------------------------
                                (IN THOUSANDS)                     (IN THOUSANDS)
REVENUE:
   Oil and gas services    $  36,317       $  21,761         $  68,789        $ 42,273
   Boat manufacturing         42,608          35,135            80,493          66,368
   Other segments              3,547           3,082             6,959           6,272
-----------------------    ----------------------------      --------------------------
Total revenue              $  82,472       $  59,978         $ 156,241        $114,913
=======================    ============================      ==========================
OPERATING INCOME (LOSS):
   Oil and gas services    $   3,367       $     395         $   7,335        $ (1,444)
   Boat manufacturing          5,650           5,126            10,175           9,420
   Other segments                 54            (452)             (160)           (323)
-----------------------    ----------------------------      --------------------------
Total operating income     $   9,071       $   5,069         $  17,350        $  7,653
=======================    ============================      ==========================
Corporate expenses            (1,170)           (869)           (2,201)         (1,836)
Gain on settlement of
  claim                            0               0             6,817               0
Interest income                  441             482               817             848
-----------------------    ----------------------------      --------------------------
Income before income
   taxes                   $   8,342       $   4,682         $  22,783        $  6,665
=======================    ============================      ==========================


                                     6 of 15

                           RPC, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenue for the second quarter ended June 30, 2000 increased $22,494,000 or 38% to $82,472,000 compared with $59,978,000 last year.

The oil and gas services segment revenue was $36,317,000 for the second quarter of 2000, a $14,556,000 or 67% increase, compared to $21,761,000 for the second quarter of 1999. Beginning in the fourth quarter of 1999, oil and gas services revenues began to improve as customer spending increased in response to higher oil and natural gas prices. In the last six months, exploration and production companies have been undertaking activities to increase production from existing wells to take advantage of current commodity price levels. Although the number of active drilling rigs in the United States has increased 59% when compared to the prior year, spending on exploration activities has been weaker than spending on production enhancement activities. If supply and demand for oil and natural gas remain at current levels, exploration activities should increase and generate additional opportunities for revenue growth for our oil and gas services companies. Contributing to this segment's revenue increase was a new pressure pumping service line which generated $3.5 million in revenue in the second quarter of 2000, and a $2.2 million or 61% increase in revenue from foreign projects, primarily in Venezuela.

The powerboat manufacturing segment revenue for the second quarter of 2000, was $42,608,000 a 21% increase compared to $35,135,000 for the second quarter of 1999. The powerboat market continues to experience revenue increases and Chaparral's sales backlog remains high by historical measures. However, recent interest rate increases and signs of weakness in consumer confidence levels could negatively impact future sales. The revenue increase for the second quarter of 2000 compared to the second quarter of 1999 resulted from an increase in the volume of boats sold coupled with a small increase in the average sales price.

                                     7 of 15

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D

Cost of goods sold for the second quarter of 2000 was $34,778,000 compared to $28,475,000 for the second quarter of 1999, an increase of $6,303,000 or 22%. Cost of goods sold for the powerboat manufacturing segment totaled $32,341,000 for the second quarter of 2000 compared to $26,212,000 for the second quarter of 1999. The remainder of cost of goods sold relates to businesses in other industries. The increase in cost of goods sold (as a percent of revenue) from 75% in 1999 to 76% in 2000 for the powerboat manufacturing segment is due primarily to lower manufacturing efficiency due to manufacturing space constraints caused by the large production volumes, to delays in vendor delivery of certain parts, and to normal employee turnover. In the third quarter of 2000, additional manufacturing space will be opened to address current space constraints. In addition, the Company is working closely with its vendors to improve vendor delivery performance.

Operating expenses for the second quarter of 2000 were $35,123,000 compared to $23,150,000 for the second quarter of 1999, an increase of $11,973,000 or 52%. The oil and gas services segment operating expenses were 79% of segment revenue for the second quarter of 2000 compared to 85% in the second quarter of 1999. The reduction in operating expenses as a percent of revenue within oil and gas services is due to improved operating efficiencies resulting from higher activity levels and revenue. Operating expenses in the boat manufacturing segment were 10% of segment revenue for the second quarter of 2000 and 10% of segment revenue for the second quarter of 1999.

Interest income for the second quarter of 2000 was $441,000 a 9% decrease from $482,000 for the second quarter of 1999. The decrease in interest income resulted from decreases in average investable balances of cash and marketable securities offset by higher interest yields.

Net income for the second quarter of 2000 increased 78% to $5,172,000 or $0.18 diluted earnings per share compared to net income of $2,904,000 or $0.10 diluted earnings per share for the second quarter of 1999. The increase in net income and earnings per share was due primarily to the increases in revenue and operating profits for all three business segments.






                                     8 of 15

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenue for the six months ended June 30, 2000 was $156,241,000 compared with $114,913,000 for the six months ended June 30, 1999, an increase of $41,328,000 or 36%. The oil and gas services segment revenue increased 63% and the powerboat manufacturing segment revenue increased 21%. See the discussion of results for the three months ended June 30, 2000 for an explanation of these increases.

Cost of goods sold for the six months ended June 30, 2000 was $66,662,000 compared to $54,386,000 for the six months ended June 30, 1999, an increase of $12,276,000 or 23%. Cost of goods sold for the powerboat manufacturing segment totaled $61,840,000 for the six months ended June 30, 2000 compared to $49,687,000 for the six months ended June 30, 1999. The remainder of cost of goods sold relates to businesses in other industries. The increase in cost of goods sold (as a percent of revenue) from 75% in 1999 to 77% in 2000 for the powerboat manufacturing segment is due primarily to lower manufacturing efficiency. See the discussion of results for the three months ended June 30, 2000 for an explanation of these changes.

Operating expenses for the six months ended June 30, 2000 were $65,333,000 compared to $46,513,000 for the six months ended June 30, 1999, an increase of $18,820,000 or 41%. The oil and gas services segment operating expenses were 77% of segment revenue for the six months ended June 30, 2000 compared to 86% of segment revenue for the six months ended June 30, 1999. The reduction in operating expenses as a percent of revenue is due to improved operating efficiencies as a result of higher activity levels and revenue. Operating expenses in the boat manufacturing segment were 10% of segment revenue for the six months ended June 30, 2000 compared to 10% of segment revenue for the six months ended June 30, 1999.

Interest income for the six months ended June 30, 2000 was $817,000 a 4% decrease from $848,000 for the six months ended June 30, 1999. The decrease in interest income was caused by decreases in average investable balances of cash and marketable securities offset by higher interest yields.






                                     9 of 15

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D

Net income for the six months ended June 30, 2000 was $14,126,000 or $0.50 diluted earnings per share compared to net income of $4,133,000 or $0.15 diluted earnings per share for the six months ended June 30, 1999. In the first quarter of 2000, RPC recorded a pre-tax gain in its powerboat manufacturing business segment of $6,817,000 or $0.15 after tax diluted earnings per share relating to a gain on settlement of a claim. For the six months ended June 30, 2000, net income excluding the gain would have been approximately $9,899,000 or $0.35 diluted earnings per share compared to $4,133,000 or $0.15 diluted earnings per share for the six months ended June 30, 1999. These increases were due to increased revenues and improved operating results for all three business segments.

FINANCIAL CONDITION

The Company's current ratio remained strong as of June 30, 2000, with current assets of $84,418,000 exceeding current liabilities of $41,457,000 by a ratio of 2.0-to-1. This compares to a current ratio of 1.9-to-1 at December 31, 1999.

Capital expenditures during the first six months of 2000 totaling $22,806,000 were primarily for revenue-producing equipment in the oil and gas services segment ($16,895,000) and the cost incurred to expand manufacturing facilities ($2,378,000) for the powerboat manufacturing segment. Funding for future capital requirements is expected to be provided by available cash and marketable securities and cash flow from operations.

SPIN-OFF TRANSACTION

RPC has made administrative progress toward completing the spin-off of its 100% ownership in Chaparral Boats to shareholders including the receipt of a favorable tax ruling from the Internal Revenue Service. The private letter ruling provides that the proposed spin-off to its shareholders of the stock of its powerboat manufacturing company will be tax-free to RPC and its shareholders. The spin-off is intended to improve management focus, facilitate additional acquisitions, and set the stage for enhanced future growth opportunities for both of the separate companies.






                                    10 of 15

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D



FORWARD-LOOKING STATEMENTS

This form 10-Q includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"),
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated by reference which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including statements regarding future capital requirements, anticipated impact of IBBI legal proceedings, expected improvements in boat production efficiency, timing and structure of the proposed spin-off transaction, potential exposure to market risk, the impact of the year 2000 programming issue, and anticipated trends and similar expressions concerning matters that are not historical facts, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the company's expectations, including economic conditions, the price of oil and gas, the supply and demand for oil and gas, interest rate increases, conditions in the industries in which the Company operates, competition, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.








                                    11 of 15

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



























                                    12 of 15

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

                                      None

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 25, 2000. At the meeting, stockholders elected one Class II Director for the three year term expiring in 2003. Results of the voting were as follows:

ELECTION OF CLASS II DIRECTOR           FOR               WITHHELD
-----------------------------           ---               --------
Richard A. Hubbell                   26,591,242           117,478




                            ITEM 5. OTHER INFORMATION

                                      None







                                    13 of 15

                          RPC, INC. AND SUBSIDIARIES

                        PART II. OTHER INFORMATION CONT'D



ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          EXHIBIT NUMBER        DESCRIPTION
          --------------        -----------
               3.1              RPC's Restated Certificate of Incorporation (incorporated
                                herein by reference to Exhibit 3.1 to the annual report Form
                                10-K for the fiscal year ended December 31, 1999).

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

               27               Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 2000.









                                    14 of 15

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RPC, INC.



Date:  August 11, 2000               /s/ Richard A. Hubbell
                                     ----------------------------------
                                     Richard A. Hubbell
                                     President and Chief Operating Officer



Date:  August 11, 2000               /s/ Ben M. Palmer
                                     ----------------------------------
                                     Ben M. Palmer
                                     Treasurer and Chief Financial Officer


















                                    15 of 15