Form 10-Q
period 2000-09-30
RPC INC
filed 2000-11-13
CIK 742278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/x/   Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

As of September 30, 2000, RPC, Inc. had 28,264,255 shares of common stock outstanding.

                           RPC, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                 (In thousands)

                                                           SEPTEMBER 30,      DECEMBER 31,
                                                               2000              1999
                                                            (UNAUDITED)        (AUDITED)
------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                       $8,350             $8,278
Marketable securities                                            6,724              4,798
Accounts receivable, net of allowance for doubtful
  accounts of $4,982 and $4,659, respectively                   50,143             34,871
Inventories, at lower of cost or market                         21,698             19,631
Deferred income taxes                                            9,443              8,254
Federal income taxes receivable                                   -                 1,806
Prepaid expenses and other current assets                        1,495              2,337
------------------------------------------------------------------------------------------
Current assets                                                  97,853             79,975
------------------------------------------------------------------------------------------
Equipment and property, net                                     90,553             75,472
Marketable securities                                           16,990             24,871
Intangibles, net                                                 8,309              9,006
Other assets                                                     1,454              1,251
------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $215,159           $190,575
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                               $12,880            $13,728
Accrued payroll and related expenses                             6,895              5,725
Accrued insurance expenses                                       8,755              7,689
Accrued state, local and other taxes                             5,245              4,106
Federal income taxes payable                                     3,958               -
Accrued discounts                                                  857              1,131
Current portion of long-term debt                                  610                255
Other accrued expenses                                           7,924              8,976
------------------------------------------------------------------------------------------
Current liabilities                                             47,124             41,610
------------------------------------------------------------------------------------------
Long-term accrued insurance expenses                             3,781              3,684
Long-term debt                                                     484              1,547
Deferred income taxes                                            1,501                926
------------------------------------------------------------------------------------------
Total liabilities                                               52,890             47,767
------------------------------------------------------------------------------------------
Commitments and contingencies
------------------------------------------------------------------------------------------
Common stock                                                     2,826              2,826
Capital in excess of par value                                  22,480             22,548
Earnings retained                                              136,963            117,434
------------------------------------------------------------------------------------------
Total stockholders' equity                                     162,269            142,808
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $215,159           $190,575
==========================================================================================

The accompanying notes are an integral part of these statements.

                                    2 of 16

                           RPC, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                      (In thousands except per share data)
                                   (Unaudited)

                                            Three months ended Sept 30,       Nine months ended Sept 30,
                                            ---------------------------    -------------------------------
                                                2000           1999               2000             1999
-----------------------------------------------------------------------    -------------------------------
REVENUE                                        $86,196        $53,105            $242,436        $168,018
----------------------------------------------------------------------------------------------------------

Cost of goods sold                              30,604         21,924              97,266          76,310
Operating expenses                              37,963         25,320             103,295          71,833
Depreciation and amortization                    4,953          4,153              14,050          12,350
Gain on settlement of claim                       -              -                 (6,817)           -
Interest income                                   (416)          (548)             (1,233)         (1,396)
----------------------------------------------------------------------------------------------------------
Income before income taxes                      13,092          2,256              35,875           8,921
Income tax provision                             4,975            856              13,632           3,388
----------------------------------------------------------------------------------------------------------
NET INCOME                                      $8,117         $1,400             $22,243          $5,533
==========================================================================================================


EARNINGS PER SHARE
Basic                                            $0.29          $0.05               $0.80           $0.20
----------------------------------------------------------------------------------------------------------
Diluted                                          $0.29          $0.05               $0.79           $0.19
----------------------------------------------------------------------------------------------------------

AVERAGE SHARES OUTSTANDING
Basic                                           27,844         28,150              27,835          28,211
----------------------------------------------------------------------------------------------------------
Diluted                                         28,312         28,449              28,243          28,462
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.


                                    3 of 16

                           RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)

                                                         Nine months ended September 30,
                                                        --------------------------------
                                                            2000                 1999
----------------------------------------------------------------------------------------
OPERATING ACTIVITES
   NET INCOME                                               $22,243              $5,533
   Noncash charges (credits) to earnings:
      Depreciation and amortization                          14,835              13,001
      Gain on sale of equipment and property                 (1,136)             (1,279)
      Deferred income tax (benefit) provision                  (614)              1,317
   (Increase) decrease in assets:
      Accounts receivable                                   (15,272)             (3,054)
      Inventories                                            (2,067)             (2,553)
      Federal income taxes receivable                         1,806               1,798
      Prepaid expenses and other current assets                 842                 473
      Other non-current assets                                 (203)               (294)
   Increase (decrease) in liabilities:
      Accounts payable                                         (848)              4,451
      Accrued payroll and related expenses                    1,170               1,265
      Accrued insurance expenses                              1,163               1,483
      Federal income taxes payable                            3,958                   0
      Other accrued expenses                                   (187)             (1,295)
----------------------------------------------------------------------------------------
Net cash provided by operating activities                    25,690              20,846
----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                        (30,301)            (11,604)
Proceeds from sale of equipment and property                  2,552               1,722
Net sale (purchase) of marketable securities                  5,955              (2,538)
Other                                                           (85)             (2,564)
----------------------------------------------------------------------------------------
Net cash used for investing activities                      (21,879)            (14,984)
----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Dividend distributions                                       (2,965)             (3,002)
(Repayments) borrowings of long-term debt                      (708)                694
Purchase of treasury stock                                     (180)             (2,885)
Proceeds from exercise of stock options                         114                  52
----------------------------------------------------------------------------------------
Net cash used for financing activities                       (3,739)             (5,141)
----------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents             72                 721
Cash and cash equivalents at beginning of period              8,278              10,029
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $8,350             $10,750
========================================================================================

The accompanying notes are an integral part of these statements.

                                     4 of 16

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

         In the opinion of management, the consolidated financial statements included herein contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, the results of operations for the quarter and the nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the quarter and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

2.       EARNINGS PER SHARE

         Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods.

                                         Quarter-to-Date           Year-to-Date
                                             2000                      2000
         ----------------------------------------------------------------------
         Basic EPS                          27,843,847              27,835,208

         Common stock
            equivalents and
            restricted shares                  467,767                 407,940
         ----------------------------------------------------------------------
         Diluted EPS                        28,311,614              28,243,148
         ----------------------------------------------------------------------

                                     5 of 16

                           RPC, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

3.       RECENT ACCOUNTING PRONOUNCEMENTS

         As amended, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of this standard did not materially impact the Company's financial position or results of operations.

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


                                    6 of 16

                           RPC, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

         Certain information with respect to RPC's business segments is set forth in the following table:

                                 Three months ended Sept 30,  Nine months ended Sept 30,
                                 ---------------------------  --------------------------
                                    2000            1999          2000         1999
                                 ---------------------------  --------------------------
                                     (IN THOUSANDS)                (IN THOUSANDS)
REVENUE:
    Oil and gas services         $  47,794      $   24,918    $  116,583     $  67,191
    Boat manufacturing              35,080          25,224       115,573        91,592
    Other segments                   3,322           2,963        10,280         9,235
-------------------------------  --------------------------   -------------------------
Total revenue                    $  86,196      $   53,105    $  242,436     $ 168,018
-------------------------------  --------------------------   -------------------------
OPERATING INCOME(LOSS):
    Oil and gas services         $   9,753      $       20    $   17,088     $  (1,424)
    Boat manufacturing               4,254           2,955        14,429        12,375
    Other segments                    (231)           (306)         (391)         (629)
-------------------------------  --------------------------   -------------------------
Total operating income           $  13,776      $    2,669    $   31,126     $  10,322
-------------------------------  --------------------------   -------------------------
CORPORATE EXPENSES                  (1,100)           (961)       (3,301)       (2,797)
GAIN ON SETTLEMENT OF CLAIM              0               0         6,817             0
INTEREST INCOME                        416             548         1,233         1,396
-------------------------------  --------------------------   -------------------------
Income before income taxes       $  13,092      $    2,256    $   35,875     $   8,921
-------------------------------  --------------------------   -------------------------


5.       GAIN ON SETTLEMENT OF CLAIM

         During the first quarter ended March 31, 2000, a gain was recorded related to settlement of a claim. The gain is a result of Chaparral Boats' receipt of its share of a non-refundable $35 million settlement payment made by Brunswick Corporation (Brunswick), a major engine supplier, to the members of the American Boatbuilders Association
         (ABA), a buying group which includes Chaparral Boats.


                                    7 of 16

                           RPC, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated revenue for the third quarter ended September 30, 2000 increased $33,091,000 or 62% to $86,196,000 compared with $53,105,000 last year.

The oil and gas services segment revenue was $47,794,000 for the third quarter of 2000, a $22,876,000 or 92% increase, compared to $24,918,000 for the third quarter of 1999. The revenue increased as a result of improvements in customer activity levels in the United States and internationally, especially in Venezuela, the start-up of a pressure pumping service line, and several well control jobs in the United States and various international locations, including Egypt, Argentina, and Colombia.

Beginning in the fourth quarter of 1999, oil and gas services revenues began to improve as customer spending increased in response to higher oil and natural gas prices. As of the end of the third quarter of 2000, the number of active drilling rigs in the United States was approximately 40% higher than one year ago. Our services that increase production from existing wells have been increasingly in demand as production companies seek to take advantage of the higher prices for oil and natural gas; there has been less customer emphasis on exploration activities. Natural gas and home heating oil supply levels are reported to be lower than normal going into this winter heating season, therefore, we expect our oil and gas services segment to continue to experience strong operating results for the foreseeable future.

For the quarter ended September 30, 2000, revenue for the powerboat manufacturing segment increased 39 percent to $35,080,000 compared to $25,224,000 last year. Our powerboat manufacturing business continues to experience revenue growth by gaining market share.








                                     8 of 16

                           RPC, INC. AND SUBSIDIARIES
                                 ITEM 2. CONT'D


Consolidated cost of goods sold for the third quarter of 2000 was $30,604,000 compared to $21,924,000 for the third quarter of 1999, an increase of $8,680,000 or 40%. Cost of goods sold for the powerboat manufacturing segment totaled $27,523,000 for the third quarter of 2000, an increase of $7,922,000 or 40%, compared to $19,601,000 for the third quarter of 1999. This increase is slightly larger than the increase in revenue because of some manufacturing inefficiencies caused by space constraints. Chaparral Boats recently opened additional manufacturing space, which will provide needed capacity to efficiently build a larger number of boats. The remainder of cost of goods sold relates to businesses in other industries.

Consolidated operating expenses for the third quarter of 2000 were $37,963,000 compared to $25,320,000 for the third quarter of 1999, an increase of $12,643,000 or 50%. The oil and gas services segment operating expenses were 70% of segment revenue for the third quarter of 2000 compared to 85% in the third quarter of 1999. The reduction in operating expenses as a percent of revenue within the oil and gas services segment is due to an improved operating environment allowing for better utilization of our equipment and personnel. In addition, the increasing industry demand for oil and gas services has allowed for slightly improved pricing. Operating expenses in the powerboat manufacturing segment were 9% of segment revenue for the third quarter of 2000 and 10% of segment revenue for the third quarter of 1999.

Oil and gas services segment operating profit was $9,753,000 for the quarter ended September 30, 2000, compared to $20,000 last year. This significant improvement for the oil and gas services segment results from improved industry conditions in 2000 compared to 1999. Powerboat manufacturing segment operating profit increased 44 percent to $4,254,000 compared to $2,955,000 last year. This increase in operating profit for the powerboat manufacturing segment is due to increased revenues and gross profit.

Interest income for the third quarter of 2000 was $416,000 a 24% decrease from $548,000 for the third quarter of 1999. The decrease in interest income resulted from decreases in average investable balances of cash and marketable securities offset by higher interest yields.

Net income for the third quarter of 2000 was $8,117,000 or $0.29 diluted earnings per share compared to net income of $1,400,000 or $0.05 diluted earnings per share for the third quarter of 1999. The increase in net income and earnings per share was due to the increases in revenue and improved operating results.

                                     9 of 16

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated revenue for the nine months ended September 30, 2000 was $242,436,000 compared with $168,018,000 for the nine months ended September 30, 1999, an increase of $74,418,000 or 44%. The oil and gas services segment revenue increased 74% and the powerboat manufacturing segment revenue increased 26%. See the discussion of results for the three months ended September 30, 2000 for an explanation of these increases.

Consolidated cost of goods sold for the nine months ended September 30, 2000 was $97,266,000 compared to $76,310,000 for the nine months ended September 30, 1999, an increase of $20,956,000 or 27%. Cost of goods sold for the powerboat manufacturing segment totaled $89,422,000 for the nine months ended September 30, 2000 compared to $69,288,000 for the nine months ended September 30, 1999. The increase in cost of goods sold (as a percent of revenue) from 76% in 1999 to 77% in 2000 for the powerboat manufacturing segment is due primarily to slightly lower manufacturing efficiency caused by manufacturing space constraints. See discussion of results for the three months ended September 30, 2000. The remainder of cost of goods sold relates to businesses in other industries.

Consolidated operating expenses for the nine months ended September 30, 2000 were $103,295,000 compared to $71,833,000 for the nine months ended September 30, 1999, an increase of $31,462,000 or 44%. The oil and gas services segment operating expenses were 74% of segment revenue for the nine months ended September 30, 2000 compared to 85% of segment revenue for the nine months ended September 30, 1999. The reduction in oil and gas services segment operating expenses as a percent of revenue is due to improved industry conditions resulting in higher activity levels and revenue. Powerboat manufacturing segment operating expenses were 10% of revenue for the nine months ended September 30, 2000 compared to 10% of revenue for the nine months ended September 30, 1999.

Interest income for the nine months ended September 30, 2000 was $1,233,000 a 12% decrease from $1,396,000 for the nine months ended September 30, 1999. The decrease in interest income was caused by decreases in average investable balances of cash and marketable securities offset by higher interest yields.



                                    10 of 16

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D

Net income for the nine months ended September 30, 2000 was $22,243,000 or $0.79 diluted earnings per share compared to net income of $5,533,000 or $0.19 diluted earnings per share for the nine months ended September 30, 1999. In the first quarter of 2000, RPC recorded a pre-tax gain in its powerboat manufacturing business segment of $6,817,000 or $0.15 after tax diluted earnings per share relating to a gain on settlement of a claim. For the nine months ended September 30, 2000, net income excluding the gain would have been approximately $18,016,000 or $0.64 diluted earnings per share compared to $5,533,000 or $0.19 diluted earnings per share for the nine months ended September 30, 1999. In addition to the gain on settlement of claim, the increases in net income and earnings per share were due to increased revenues and improved operating results.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine months ended September 30, 2000 was $25,690,000 compared to $20,846,000 for the nine months ended September 30, 1999, a $4,844,000 or 23% increase. The increase is due to increased net income offset by increased working capital requirements necessary to support the increased business activity levels especially in oil and gas services.

Cash used for investing activities for the nine months ended September 30, 2000 was $21,879,000 compared to $14,984,000, a $6,895,000 or 46% increase. The increase relates primarily to higher capital expenditures related to purchases of revenue producing equipment in the oil and gas services segment ($25,572,000) and cost of additional manufacturing space for the powerboat manufacturing segment ($2,668,000).

Cash used for financing activities for the nine months ended September 30, 2000 was $3,739,000 compared to $5,141,000, a $1,402,000 or 27% decrease. This decrease is primarily due to a reduction in the amount of common shares repurchased in 2000 compared to 1999.

SPIN-OFF TRANSACTION
Subject to review by the Board of Directors, the various documents regarding the spin-off transaction are expected to be subsequently filed with the Securities and Exchange Commission. The spin-off is expected to occur as soon as practical after all filings and approvals are obtained, including final approval of RPC's Board of Directors. The record date for the spin-off will be established after the Board of Directors approves the spin-off transaction.

                                    11 of 16

                           RPC, INC. AND SUBSIDIARIES

                                 ITEM 2. CONT'D



FORWARD-LOOKING STATEMENTS

This form 10-Q contains statements that constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to various risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or expected. These risks include economic conditions domestically and internationally, changes in interest rates, stock market volatility, reduced consumer confidence levels, realization of manufacturing efficiencies, industry practices or technologies, labor disputes, competitive factors, pricing policies and with respect to the proposed spin-off that the various approvals may not be obtained to effect the spin-off. Numerous other risk factors are identified in the Report on Form 10-K filed for the fiscal year 1999. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the company's expectations, including economic conditions, the price of oil and gas, the supply and demand for oil and gas, interest rate increases, conditions in the industries in which the Company operates, competition, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.






                                    12 of 16

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



























                                    13 of 16

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

















                                    14 of 16

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

          27                Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 2000.




                                    15 of 16

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RPC, INC.

                                           /s/ Richard A. Hubbell
                                           ----------------------------------
Date:  November 13, 2000                   Richard A. Hubbell
                                           President and Chief Operating Officer

                                           /s/ Ben M. Palmer
                                           ----------------------------------
Date:  November 13, 2000                   Ben M. Palmer
                                           Treasurer and Chief Financial Officer





                                    16 of 16