Form 10-K405
period 2000-12-31
RPC INC
filed 2001-03-28
CIK 742278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                           Commission File No. 1-8726

                                    RPC, INC.


        DELAWARE                                                58-1550825
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

                             2170 PIEDMONT ROAD, NE
                             ATLANTA, GEORGIA 30324
                                 (404) 321-2140

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, $0.10 PAR VALUE                              THE NEW YORK STOCK EXCHANGE
(28,353,795 shares outstanding
as of February 26, 2001)

The aggregate market value of shares of common stock held by non-affiliates at February 26, 2001 was $137,449,325.

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       Documents Incorporated by Reference

Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 13 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries as "we," "us," or "the Company."

FORWARD-LOOKING STATEMENTS
Certain statements made in this report that are not historical facts are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.

The words "may," "will," "expect," "believe," "anticipate," "project," "estimate," and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. See "Risk Factors" contained in Item 1.

ITEM 1.  BUSINESS

RPC, Inc. ("RPC") is a Delaware corporation originally organized in 1984 as part of a spin-off from Rollins, Inc. (NYSE:ROL). Two of RPC's businesses, Cudd Pressure Control ("Cudd") and Patterson Services ("Patterson"), have been conducted for more than 20 years. Effective February 28, 2001, RPC completed the spin-off of its powerboat manufacturing business through a distribution of shares in Marine Products Corporation ("Marine Products"). See "Discontinued Operation" for additional information.

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oilfield companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and in selected international markets. The services and equipment provided include among other things, (1) snubbing services, (2) coiled tubing services, (3) pressure pumping services, (4) marine services, (5) firefighting and well control, and (6) the rental of drill pipe and other specialized oilfield equipment. RPC acts as a holding company for its operating subsidiaries, Cudd Pressure Control, Inc., Patterson Services, Inc. and Patterson Tubular Services, Inc. together with several smaller non-core businesses.

RPC's service lines have been aggregated into two reportable oil and gas services business segments - Technical Services and Support Services - because of the similarities between the financial performance and approach to managing these service lines within each of the segments as well as the economic and business conditions impacting their business activity levels. The other business segment includes information concerning RPC's business units that do not qualify for separate segment reporting. These business units include an overhead crane fabricator, an enhanced facsimile service provider and other non-oilfield research and development operations. The research and development operations have been scaled back since approximately 1997.

Technical Services include RPC's oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer's well. These services are generally directed toward improving the flow of oil and natural gas from producing formations or to address well control issues. The Technical Services business segment consists primarily of snubbing, coiled tubing, pressure pumping, nitrogen, well control, down-hole tools, wire line, fluid pumping, hot-tapping, gate valve drilling and casing installation services. The principal markets for this business segment include the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and international locations including primarily Algeria and Venezuela. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

Support Services include RPC's oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services, work platform marine vessels, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, Gulf of Mexico and mid-continent regions. Customers include domestic operations of major multi-national and independent oil and gas producers.

TECHNICAL SERVICES
The following is a description of the primary service lines conducted within the Technical Services business segment.

SNUBBING. Snubbing involves using a high-pressure workover rig that permits an operator to repair damaged casing, production tubing and down-hole production equipment in a high-pressure environment. Using a series of highly sophisticated blowout prevention devices, a snubbing unit makes it possible to remove and replace down-hole equipment in a pressurized environment. Customers benefit because these operations can be performed without removing the pressure from or "killing" the well. "Killing" a well can result in formation damage and may cause difficulties on the subsequent repressurization. Typically, performing snubbing workover operations can be done quickly and is therefore more cost effective than alternative procedures. Since snubbing is a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a few operators who have the experience and knowledge required to safely and efficiently perform such services.

COILED TUBING. Coiled tubing services involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations. Coiled tubing is a flexible steel pipe with a diameter of less than five inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel on a truck or skid-mounted unit. Due to the small diameter of coiled tubing, it can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig. Principal advantages of employing coiled tubing in a workover include: (i) not having to "shut-in" the well during such operations, thereby allowing production to continue and reducing the risk of formation damage to the well, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe which must be jointed and unjointed, (iii) the ability to direct fluids into a wellbore with more precision, allowing for localized stimulation treatments and providing a source of energy to power a down-hole motor or manipulate down-hole tools and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit. Recent technological improvements to coiled tubing have increased its dependability and durability, expanding coiled tubing's potential uses and markets.

PRESSURE PUMPING SERVICES. Cudd provides pumping services to customers throughout the Gulf Coast and mid-continent regions of the United States. Cudd utilizes complex, truck-or skid-mounted equipment designed and constructed for each specific pumping service offered. After such equipment is moved to a well location, it is configured with appropriate connections to perform the specific services required. The mobility of this equipment permits Cudd to provide pressure pumping services in varying geographic areas. Principal materials utilized in the pressure pumping business include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and Cudd utilizes more than one supplier for each item. Pressure Pumping Services offered include:

     Fracturing - Fracturing services are performed to enhance the production of oil and natural gas from formations where the well's natural flow is restricted due to permeability issues. The fracturing process consists of pumping a fluid gel into a cased well at sufficient pressure to "fracture" the formation. Sand, bauxite or synthetic proppant, which is suspended in the gel, is pumped into the fracture to prop it open. The main pieces of equipment used in the fracturing process are the blender, which blends the proppant and chemicals into the fracturing fluid, the pumping unit, which is capable of pumping significant volumes at high pressures, and a monitoring van loaded with real time monitoring equipment and computers used to control the fracturing process. In some cases, fracturing is performed by an acid solution pumped under pressure without a proppant or with small amounts of proppant. An important element of fracturing services is the design of the fracturing treatment, which includes determining the proper fracturing fluid, proppants and injection program to maximize results. Cudd's field engineering staff provides technical evaluation and job design recommendations as an integral element of its fracturing services.

     Acidizing - Acidizing services are performed to enhance the flow rate of oil and natural gas from wells with reduced flow caused by formation damage due to drilling or completion fluids, or the buildup over time of various materials that block the formation. Acidizing entails pumping large volumes of specially formulated acids into reservoirs to dissolve barriers and enlarge crevices in the formation, thereby eliminating obstacles to the flow of oil and natural gas. Cudd maintains a fleet of mobile acid transport and pumping units to provide acidizing services for the onshore market.

NITROGEN. There are a number of uses for nitrogen, an inert gas, in pressure pumping operations. Used alone, it is effective in displacing fluids in various oilfield applications, including underbalanced drilling and pipeline purging. Nitrogen services are used principally in applications which support Cudd's coiled tubing, snubbing and pressure pumping services.

WELL CONTROL. Cudd Pressure Control specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires domestically and internationally. In connection with these services, Cudd, along with Patterson Services, has the capacity to supply the equipment, expertise and personnel necessary to contain the oil and hazardous materials spills and discharges associated with such oil and gas well emergencies, to remediate affected sites and to restore affected oil and gas wells to production. In the last five years, Cudd has responded to well control situations in several international locations including Argentina, Australia, Bolivia, Colombia, Egypt, India, Peru, Taiwan and Venezuela.

Cudd Pressure Control's professional firefighting staff has more than 340 years of aggregate industry experience in responding to well fires and blowouts. This team of 17 experts responds to well control projects where hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred. In the most critical situations, there are explosive fires, loss of life, the destruction of drilling and production facilities, substantial environmental damage and the loss of hundreds of thousands of dollars per day in production revenue. Since these events ordinarily arise from equipment failures or human error, it is impossible to predict accurately the timing or scope of this work. Additionally, less critical events frequently occur in connection with the drilling of new wells into high-pressure reservoirs. In these situations, the blowout preventers and other safety systems on the drilling rig function according to design and Cudd is then called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits.

DOWN-HOLE TOOLS. Cudd Pressure Control's division ThruTubing Solutions (TTS) provides proprietary down-hole motors and fishing tools to operators and service companies throughout the oil and gas industry. TTS' experience for reliable tool services allows it to work with virtually any coiled tubing unit or snubbing unit that is equipped for the task. TTS' engineered solutions are backed by more than 70 years of "hands on" experience.

WIRELINE SERVICES. Cudd provides mechanical wireline services. A wireline unit is a spooled wire that can be unwound and lowered into a well carrying various types of tools. Wireline services are used for a variety of purposes, such as: accessing a well to assist in data acquisition or logging activities, fishing tool operations to retrieve lost or broken equipment, pipe recovery, and remedial activities. In addition, wireline services are an integral part of plug and abandonment services.

SPECIAL SERVICES. When a valve malfunctions, the only solution may be to drill out the gate or the plug. If pressure is trapped, hot-tapping, a technique of drilling into a medium that is under pressure, is one method of relieving that pressure. Cudd Pressure Control maintains hot-tapping and valve drilling equipment capable of drilling out valve seats in an environment with up to 15,000 psi working pressure and hydrogen sulfide. In order to isolate wellheads, valves and other circulating equipment from subsurface or upstream pressure, Cudd Pressure Control also performs freezing operations.

CASING AND TORQUE-TURN SERVICES. Casing and laydown principally consists of installing casing and production tubing into a wellbore. Casing is run to protect the structural integrity of the wellbore and to seal various zones in the well. These services are normally provided during the drilling and completion phases of a well. Production tubing is run inside the casing. Oil and natural gas are produced through the tubing. These services are provided during the completion and workover phases.

Torque-Turn is used on tubulars in the deeper, higher pressure gas wells where connection integrity and leak resistance are most critical. By monitoring the makeup of connections with both torque and turns simultaneously, we are able to achieve the optimum bearing pressure between the connection. The level of bearing pressure directly affects the leak resistance of the connection. The use of the Torque-Turn system allows us to obtain the maximum bearing pressure without permanently deforming the material.

SUPPORT SERVICES
The following is a description of the primary service lines conducted within the Support Services business segment.

RENTAL TOOLS - RPC rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and operation of oil and gas wells generally requires a variety of equipment. The equipment needed is in large part determined by the geological features of the well area and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their inventories with rental tools instead of maintaining a complete inventory of tools. RPC is strategically located to serve the major staging points for oil and gas activities in the Gulf of Mexico and mid-continent regions.

RPC, through Patterson Rental Tools, offers a broad range of rental tools including:

Blowout Preventors                                 High Pressure Manifolds
Coflexip Hoses                                     Hydraulic Torque Wrenches
Drill Collars                                      Power Tongs
Drill Pipe                                         Pressure Control Equipment
Flow Iron                                          Test Pumps
Gravel Pack Equipment                              Tubing
Handling Tools                                     Tubulars
Hevi-wate                                          Tubular Handling Tools

MARINE SERVICES. A liftboat is a self-propelled, self-elevating work platform with legs, cranes and living accommodations. Our fleet consists of five liftboats, two of which have leg lengths of 200 feet or more. Upon arriving at a destination, a liftboat hydraulically lowers its legs until they are positioned on the ocean floor, and then jacks up until the work platform is sufficiently above the water level. Once positioned, the stability, open deck area, crane capacity, and relatively low cost of operation make liftboats ideal work platforms for a wide range of offshore activity from platform construction to plug and abandonment services. Our liftboats have either one or two cranes with lift capacities up to 75 tons. A liftboat's capability to reposition at a work site or to move to another location within a short time adds to its versatility. These boats are also subcontracted to customers in a bare boat charter, whereby
RPC provides only the crew to operate the boat. In addition, liftboat services are also highly complementary to RPC's service lines within the Technical Services business segment as it relates to providing services offshore.

PIPE INSPECTION AND HANDLING SERVICES. Pipe inspection services involve the inspection and testing of the integrity of pipe used in oil and gas wells. These services are provided primarily at RPC's inspection yards located on a water channel near Houston, Texas, and in Morgan City, Louisiana. Customers rely on tubular inspection services to avoid failure of in-service tubing, casing, flowlines, and drill pipe. Such tubular failures are expensive and in some cases catastrophic. All inspection equipment is maintained and calibrated in strict compliance with required specifications. In addition to electromagnetic inspections of tubulars from 2 3/8" to 13 5/8" and full length ultrasonic inspection of tubulars from 2 3/8" to 20," RPC offers ultrasonic weld line inspections and complete thread gauging. RPC's yard in Houston, Texas is equipped with bulkhead waterfronts, large capacity cranes, specially designed forklifts, and a computerized inventory system to serve a variety of other storage and handling issues.

WELL CONTROL SCHOOL. Well Control School provides industry and government accredited training for the oil and gas industry. Well Control School provides this training in various formats including conventional classroom training, interactive computer training and mobile simulator training. Well Control School, through its division, Interactive Training Solutions (ITS), also develops customized training solutions for clients.

ENERGY PERSONNEL INTERNATIONAL. Energy Personnel International provides consultants to the oil and gas industry to meet customers' needs for staff engineering and wellsite management.

INDUSTRY
UNITED STATES. The United States represents the largest single oilfield services market in the world. RPC provides its services to its U.S. customers through a network of strategic locations including the Gulf of Mexico, the mid-continent, the southwest and the Rocky Mountains. Demand for RPC's services in the U.S. is driven by the current and projected prices of oil and natural gas and the resulting drilling activities. Our business tends to be extremely volatile and fluctuates with the price level of these commodities and customer production-enhancement activities.

Due to aging oilfields and lower-cost sources of oil internationally, drilling activity in the U.S. has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in 1999, with April 1999 recording the lowest U.S. drilling rig count in recorded history.

Currently, the industry is in the midst of a dramatic increase in drilling activity in North America. At the end of 2000, there were 1,114 working drilling rigs domestically compared to only 797 at the end of 1999, a one year increase of approximately 40 percent. Natural gas has been the key driver of the cyclical recovery thus far. Since 1991, gas drilling rigs have typically represented just over 50 percent of the total drilling rig count. However, gas-directed drilling rigs have averaged approximately 80 percent of the total domestic drilling rig count since the record low seen in the second quarter of 1999. Demand for natural gas is continuing to rise, primarily as a result of increased emphasis on gas-fired power generation. Based on the current demand for natural gas as well as the high depletion rates experienced over the past several years, it is anticipated that gas-directed drilling will represent at least 70 percent of the total drilling rig count in the foreseeable future.

Thus, in North America the demand for our services and products associated with natural gas development is currently more robust than demand related to oil drilling. We expect to see continued improvement in oil exploration and development in 2001 and we expect natural gas development activity will continue in North America at the current improved levels as our customers seek to meet increased demand and to replace depleting reserves and inventory levels.

INTERNATIONAL. RPC operates in several countries including the major international oil and natural gas producing areas of Algeria, Argentina, Bolivia, Colombia, Gabon, Indonesia, Mexico and Venezuela. RPC provides services to its international customers through wholly-owned foreign subsidiaries or branch locations. The international market is somewhat less volatile than the U.S. market although prone to risk of political uncertainties. Due to the significant investment and complexity in international projects, drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent producer in the U.S. International activities have been increasingly important to RPC's results of operations since 1995, when RPC implemented a strategy to expand its international presence.

GROWTH STRATEGIES
RPC's primary objective is to provide stockholders with excellent long-term returns on their investment through income growth and asset appreciation. This objective will be pursued through strategic investments and opportunities designed to enhance the long-term value of RPC while improving market share, product offerings and the profitability of existing businesses. Growth strategies are focused on selected areas and markets in which there exist opportunities for higher market growth or penetration or enhanced returns through consolidations or through the provision of proprietary value-added products and services. RPC does not seek to provide all products and services necessary for the exploration and development of oil and gas reserves. Rather it intends to focus on specific market segments in which it believes that it has a competitive advantage or there exists significant growth potential.

RPC seeks to expand its service capabilities through a combination of internal growth, acquisitions, joint ventures and strategic alliances. Because of the fragmented nature of the oil and gas services industry, RPC believes a number of attractive acquisition opportunities exist. The oil and gas services business is generally characterized by a small number of dominant global competitors and a significant number of locally oriented businesses, many of which tend to be viable acquisition targets. RPC believes that the owners of locally oriented companies may be willing to consider becoming part of a larger organization.

CUSTOMERS
Demand for RPC's services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. RPC's principal customers consist of major and independent oil and natural gas producing companies. During 2000 RPC provided oilfield services to several hundred customers, none of which accounted for more than 10 percent of consolidated revenues. While the loss of certain of RPC's largest customers could have a material adverse effect on Company revenues and operating results in the near term, management believes RPC would be able to obtain other customers for its services in the event of a loss of any of its largest customers.

COMPETITION
RPC operates in highly competitive areas of the oilfield services industry. The products and services of each of RPC's principal industry segments are sold in highly competitive markets, and its revenues and earnings are affected by changes in prices, fluctuations in the level of activity in major markets, general economic conditions and governmental regulation. RPC competes with the oil and gas industry's largest integrated oilfield services companies. RPC believes that the principal competitive factors in the market areas that it serves are product and service quality, availability, price and technical proficiency.

FACILITIES/EQUIPMENT
RPC's equipment consists primarily of oil and gas services equipment used either in servicing customer wells or provided on a rental basis for customer use. Substantially all of this equipment is owned and unencumbered. RPC both owns and leases regional and district facilities from which its oilfield services are provided to land-based and offshore customers. RPC's principal executive offices in Atlanta, Georgia are leased. RPC believes that its facilities are adequate for its current operations. RPC owns and operates five offshore liftboats, including three in Venezuela and two in the Gulf of Mexico. For additional information with respect to RPC's lease commitments, see Note 9 of the Notes to Consolidated Financial Statements.

GOVERNMENTAL REGULATION
RPC's business is significantly affected by state and federal laws and other regulations relating to the oil and gas industry. RPC cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on it, its businesses or financial condition.

INTELLECTUAL PROPERTY
RPC uses several patented items in its operations, which management believes are important but are not indispensable to RPC's operations. Although RPC anticipates seeking patent protection when possible, it relies to a greater extent on the technical expertise and know-how of its personnel to maintain its competitive position.

EMPLOYEES
As of December 31, 2000, RPC had approximately 2,300 employees, comprising 1,500 in the continuing operations and 800 in the discontinued operation. None of the employees is represented by a union or covered by a collective bargaining agreement. RPC believes that it has good relations with its employees.

DISCONTINUED OPERATION
In January 2000, RPC announced plans to spin-off Chaparral Boats, Inc. ("Chaparral"), the recreational powerboat manufacturing business of RPC, to RPC's stockholders. RPC accomplished the spin-off by contributing 100% of the issued and outstanding stock of Chaparral to Marine Products, a newly formed wholly-owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders effective February 28, 2001. As part of the transaction, RPC's stockholders received 0.6 shares of Marine Products common stock for every one share of RPC common stock owned as of February 16, 2001, the record date for the spin-off. Marine Products is listed on the American Stock Exchange and traded under the ticker symbol MPX.

In connection with the spin-off, RPC and Marine Products entered into an Agreement Regarding Distribution and Plan of Reorganization (the "Distribution Agreement"), providing for the principal corporate transactions required to effect the spin-off.

In addition to the Distribution Agreement, RPC and Marine Products also entered into other agreements governing the spin-off and the subsequent relationship between the two companies, including a Tax Sharing Agreement, an Employee Benefits Agreement and a Transition Support Services Agreement.

No consideration was payable by RPC stockholders for the shares of Marine Products common stock received in the spin-off, nor were RPC stockholders required to surrender or exchange shares of RPC common stock or take any other action in order to receive the Marine Products shares pursuant to the spin-off.

RPC's powerboat manufacturing business segment has been classified for accounting purposes as a discontinued operation in light of the spin-off of that business to RPC stockholders. This business is conducted through Marine Products, a newly formed holding company, the primary asset of which consists of the stock of Chaparral.

RISK FACTORS
DEMAND FOR OUR PRODUCTS AND SERVICES IS AFFECTED BY THE VOLATILITY OF OIL
PRICES.
Oil prices affect demand throughout the oil and natural gas industry, including the demand for our products and services. Our business depends in large part on the conditions of the oil and gas industry, and specifically on the capital expenditures of our customers related to the exploration and production of oil and natural gas. When these expenditures decline, our customers' demand for our services declines.

Although the production sector of the oil and gas industry is less immediately affected by changing prices, and, as a result, less volatile than the exploration sector, producers react to declining oil and gas prices by reducing expenditures. This would adversely affect our business. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services and our financial condition and results of operations.

WE MAY BE UNABLE TO COMPETE IN THE HIGHLY COMPETITIVE OIL AND GAS INDUSTRY IN THE FUTURE.
We operate in highly competitive areas of the oilfield services industry. The products and services of each of our principal industry segments are sold in highly competitive markets, and our revenues and earnings may be affected by the following factors: changes in competitive prices, fluctuations in the level of activity and major markets, general economic conditions, and governmental regulation. We compete with the oil and gas industry's largest integrated oilfield service providers. We believe that the principal competitive factors in the market areas that we serve are product and service quality and availability, reputation for safety, technical proficiency and price. Although we believe that our reputation for safety and quality service is good, we cannot assure you that we will be able to maintain our competitive position.

WE MAY BE UNABLE TO IDENTIFY OR COMPLETE ACQUISITIONS.
Acquisitions have been and will continue to be a key element of our business strategy. We cannot assure you that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. We may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. The issuance of additional equity securities could result in significant dilution to our stockholders. We cannot assure you that we will be able to consolidate successfully the operations and assets of any acquired business with our own business. Any inability on our part to consolidate and manage the growth from acquired businesses could have a material adverse effect on our results of operations and financial condition.

OUR OPERATIONS ARE AFFECTED BY ADVERSE WEATHER CONDITIONS.
Our operations are directly affected by the weather conditions in the Gulf of Mexico and Gulf Coast regions. Due to seasonal differences in weather patterns, our crews may operate more days in some periods than others. Rainy weather, hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast throughout the year may also affect our operations. Accordingly, our operating results may vary from quarter to quarter, depending on factors outside of our control.

OUR INABILITY TO ATTRACT AND RETAIN SKILLED WORKERS MAY IMPAIR GROWTH POTENTIAL AND PROFITABILITY.
Our ability to remain productive and profitable will depend substantially on our ability to attract and retain skilled workers. Our ability to expand our operations is in part impacted by our ability to increase our labor force.
The demand for skilled oil and gas services employees in the Gulf Coast region is high and the supply is very limited. A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates paid by us, or both. If either of these events occurred, our capacity and profitability could be diminished and our growth potential could be impaired.

OUR INABILITY TO PERFORM SERVICES FOR A NUMBER OF OUR LARGE EXISTING CUSTOMERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATIONS.
Our inability to continue to perform services for a number of our large existing customers could have a material adverse effect on our business and operations. Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, our actual losses have historically been within expectations.

OUR BUSINESS HAS POTENTIAL LIABILITY FOR PERSONAL INJURY AND PROPERTY DAMAGE CLAIMS.
Our operations involve the use of heavy equipment and exposure to inherent risks, including blowouts, explosions and fires. If any of these events were to occur, this could result in liability for personal injury and property damage, pollution or other environmental hazards or loss of production. Litigation may arise from a catastrophic occurrence at a location where our equipment and services are used. This could result in large claims for damages. The frequency and severity of such incidents will affect our operating costs, insurability and relationships with customers, employees and regulators. This could have a material adverse effect on us. We maintain what we believe is prudent insurance protection. We cannot assure you that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims that may arise.

OUR OPERATIONS MAY BE AFFECTED IF WE ARE UNABLE TO COMPLY WITH REGULATORY AND ENVIRONMENTAL LAWS.
Our business is significantly affected by environmental laws and other regulations relating to the oil and gas industry and by changes in such laws and the level of enforcement of such laws. We are unable to predict the level of enforcement of existing laws and regulations, how such laws and regulations may be interpreted by enforcement agencies or court rulings, or whether additional laws and regulations will be adopted. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas in our areas of operations for economic, environmental or other policy reasons would adversely affect our operations by limiting demand for our services. We also have potential environmental liabilities with respect to our offshore and onshore operations. We believe that our present operations substantially comply with applicable federal and state pollution control and environmental protection laws and regulations. We also believe that compliance with such laws has had no material adverse effect on our operations to date. However, such environmental laws are changed frequently. We are unable to predict whether environmental laws will in the future materially adversely affect our operations and financial condition.

OUR INTERNATIONAL OPERATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR
BUSINESS.
Our operations in Venezuela, Algeria and other foreign countries, although presently limited, are subject to risks inherent in doing business in foreign countries. These risks include, but are not limited to, political changes, expropriation, currency restrictions and changes in currency exchange rates, taxes, and boycotts and other civil disturbances. Although it is impossible to predict the likelihood of such occurrences or their effect on our operations, our management believes that these risks are acceptable. However, the occurrence of any one of these events could have a material adverse effect on our operations.

OUR COMMON STOCK PRICE MAY BE ADVERSELY AFFECTED BY CHANGES IN OIL AND GAS PRICES AND THE SUPPLY AND DEMAND FOR OIL AND GAS.
Historically, and in recent months in particular, the market price of common stock of companies engaged in the oil and gas services industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past. Changes in oil and natural gas prices, changes in the demand for oil and natural gas exploration, and changes in the supply and demand for oil and natural gas have all been factors affecting the price of our common stock.

ITEM 2.  PROPERTIES

RPC owns or leases 58 offices and operating facilities, comprising 55 properties owned or leased by the continuing operations and 3 properties owned by the discontinued operation. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities of continuing operations are as follows:

OWNED LOCATIONS
Houston, Texas - Pipe storage terminal, inspection shed, and pipe coating facility Irving, Texas - Crane fabrication plant
Houma, Louisiana - Oil and gas administrative office

ITEM 3.  LEGAL PROCEEDINGS

RPC is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims and claims for personal injury. RPC insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will in every case fully indemnify RPC against liabilities arising out of pending and future legal proceedings related to its business activities. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on RPC's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

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

NAME AND OFFICE                                                 DATE FIRST ELECTED
WITH REGISTRANT                                      AGE                 TO OFFICE
R. Randall Rollins
Chairman of the Board and
Chief Executive Officer                              69                    1/24/84

Richard A. Hubbell
President and
Chief Operating Officer                              56                    1/27/87

Jonathan W. Moss
Executive Vice President                             70                     5/1/99

Linda H. Graham
Vice President and
Secretary                                            64                    1/27/87

Ben M. Palmer
Vice President,
Chief Financial Officer
and Treasurer                                        40                     7/8/96


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

RPC common stock is listed for trading on the New York Stock Exchange under the symbol RES. At the close of business on December 31, 2000, there were approximately 2,300 holders of record of common stock. The high and low prices of RPC's common stock for each quarter in the years ended December 31, 2000 and 1999 were as follows:

                                                   2000                                               1999
Quarter                                 High                  Low                         High                  Low
-----------------------------------------------------------------------------------------------------------------------
First                                   $  9.750           $ 5.375                       $7.688               $5.750
Second                                    10.750             8.938                        9.813                5.875
Third                                     14.625             9.500                        8.875                6.500
Fourth                                    15.625            10.000                        7.735                5.688
-----------------------------------------------------------------------------------------------------------------------

During 2000 and 1999, RPC declared and paid quarterly cash dividends of $0.035 per common share. Dividends were first paid in the third quarter of 1997.

ITEM 6. SELECTED FINANCIAL DATA
The following summary financial data of RPC highlights selected historical financial data and should be read in conjunction with the consolidated financial statements included elsewhere in this document.

STATEMENT OF INCOME DATA:
YEAR ENDED DECEMBER 31,                                     2000            1999          1998          1997         1996
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except employees and per share amounts)
Revenues                                                $184,215        $107,585      $140,777      $150,770     $114,608
Cost of services rendered and goods sold                 107,246          71,439        83,691        90,046       68,765
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                              76,969          36,146        57,086        60,724       45,843
Selling, general and administrative expenses              34,630          23,364        30,529        27,694       27,180
Depreciation and amortization                             17,805          15,837        14,877        11,857        8,477
-------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                   24,534         (3,055)        11,680        21,173       10,186
Interest income                                            1,443          1,485          1,783         2,162        1,884
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
     before income taxes                                  25,977         (1,570)        13,463        23,335       12,070
Income tax provision (benefit)                             9,850           (603)         5,112         7,651        3,879
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                  16,127           (967)         8,351        15,684        8,191
Income from discontinued operation,
     net of income taxes                                  13,961          9,118          7,674         6,561        5,064
-------------------------------------------------------------------------------------------------------------------------
Net income                                              $ 30,088         $ 8,151      $ 16,025      $ 22,245     $ 13,255
=========================================================================================================================

Earnings per share - basic:
Income (loss) from continuing operations                $   0.58        ($ 0.03)      $   0.29      $   0.54       $ 0.28
Income from discontinued operation                          0.50           0.32           0.26          0.22         0.18
-------------------------------------------------------------------------------------------------------------------------
Net income                                              $   1.08         $ 0.29       $   0.55        $ 0.76       $ 0.46
=========================================================================================================================
Earnings per share - diluted:
Income (loss) from continuing operations                $   0.57        ($ 0.03) $        0.29        $ 0.53       $ 0.28
Income from discontinued operation                          0.49           0.32           0.26          0.22         0.18
-------------------------------------------------------------------------------------------------------------------------
Net income                                              $   1.06         $ 0.29 $         0.55        $ 0.75       $ 0.46
=========================================================================================================================

OTHER DATA:
EBITDA(a)                                               $ 42,529        $ 12,907      $ 26,617      $ 33,208     $ 18,731
Gross profit margin percent                                 41.8%           33.6%         40.6%         40.3%          40%
Operating margin percent                                    13.3%           (2.8%)         8.3%         14.0%         8.9%
Net cash provided by continuing operations              $ 11,272        $  16,419     $ 16,808      $ 23,462     $ 19,623
Net cash used for investing activities                   (19,890)         (16,352)     (17,145)      (24,680)     (27,032)
Net cash (used for) provided by
   financing activities                                   (4,392)          (9,388)      (13,233)       (1,010)        531
Depreciation and amortization(b)                          17,995           15,962        14,937        12,035       8,545
Capital expenditures                                    $ 35,526        $  20,319      $ 28,840      $ 19,800    $ 19,850
Employees at end of period(c)                              1,487            1,066         1,043         1,253       1,168

BALANCE SHEET DATA:
Inventories                                              $ 7,212        $   5,928       $ 6,758       $ 6,273      $ 6,050
Working capital                                           47,794           25,851        28,827        40,043       33,057
Property, plant and equipment, net                        85,032           68,758        64,438        51,381       43,563
Total assets(d)                                          277,915          235,715       219,677       217,239      180,454
Total stockholders' equity(d)                           $169,319        $ 142,808      $143,066      $139,376     $117,797

(a) EBITDA represents income (loss) from continuing operations before income taxes and interest income, plus depreciation and amortization. EBITDA is not presented as a substitute for income from operations, net income or net cash provided by operating activities. RPC has presented EBITDA data (which is not a measure of financial performance under accounting principles generally accepted in the United States) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity, and to determine a company's ability to service debt.
(b) Depreciation and amortization was derived from the statement of cash flows. This amount differs from depreciation and amortization presented on the statement of income due to depreciation related to the manufacturing of goods which is included in cost of goods sold and services rendered.
(c) Represents employees of continuing operations for all periods presented.
(d) Includes assets and stockholders' equity associated with the discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with "Selected Financial Data," and the "Consolidated Financial Statements" included elsewhere in this document. See also "CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION" above.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES. RPC generated revenues of $184,215,000 in 2000 compared to $107,585,000 in 1999, an increase of $76,630,000 or 71 percent. Revenues increased as a result of improvements in overall customer activity levels domestically and internationally, especially in Venezuela, the start-up of a pressure pumping service line, and several well control jobs in the United States and various international locations, including Egypt and Argentina.

Beginning in the fourth quarter of 1999, revenues began to improve as customer spending increased in response to higher oil and natural gas prices. As of the end of 2000, the number of active drilling rigs in the United States was approximately 40 percent higher than at the end of 1999. Our services that increase production from existing wells have been increasingly in demand as production companies seek to take advantage of the higher prices for oil and natural gas; there has been less customer emphasis on exploration activities until the last two quarters of 2000.

COST OF SERVICES RENDERED AND GOODS SOLD. Cost of services rendered and goods sold were $107,246,000 in 2000 compared to $71,439,000 in 1999. Cost of services rendered and goods sold, as a percent of revenue, decreased from 66 percent in 1999 to 58 percent in 2000. This improvement resulted from an improved operating environment allowing for better utilization of our equipment and personnel. In addition, the increasing industry demand for oil and gas services has allowed for slightly improved pricing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $34,630,000 in 2000 compared to $23,364,000 in 1999. This increase of $11,266,000, or 48 percent, was due to additional overhead required to administer the significant growth in the company's oil and gas services business lines. Selling, general and administrative expenses as a percent of revenues fell from 22 percent in 1999 to 19 percent in 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization were $17,805,000 in 2000, an increase of $1,968,000 or 12 percent compared to $15,837,000 in 1999. This increase in depreciation and amortization results primarily from capital expenditures relating to a new pressure pumping service line, and various maintenance and growth capital expenditures in other oil and gas service lines.

OPERATING PROFIT (LOSS). Operating profit was $24,534,000 in 2000, an increase of $27,589,000 compared to an operating loss of $3,055,000 in 1999. This significant improvement in operating profits resulted from improvements in industry conditions in 2000 compared to 1999.

INTEREST INCOME. Interest income was $1,443,000 in 2000 compared to $1,485,000 in 1999. RPC generates interest income from investment of its available cash primarily in marketable securities. The decrease in interest income results primarily from a decrease in average investable cash balances. See "Liquidity and Capital Resources" for additional explanations.

INCOME (LOSS) FROM CONTINUING OPERATIONS (NET OF INCOME TAXES). RPC's results of continuing operations improved $17,094,000 from a loss of $967,000 in 1999 to an income of $16,127,000 in 2000. This improvement is consistent with the increases in operating profits, as the income tax rate was the same in both periods.

INCOME FROM DISCONTINUED OPERATION (NET OF INCOME TAXES). RPC's powerboat manufacturing segment, classified as a discontinued operation, earned $13,961,000 in 2000 compared to $9,118,000 in 1999, an increase of $4,843,000 or
53 percent. This increase was primarily due to the after-tax gain of $4,227,000 from the settlement of a claim.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES. RPC generated revenues of $107,585,000 in 1999 compared to $140,777,000 in 1998, a decrease of $33,192,000 or 24 percent. The decrease in revenues during 1999 was similar to that experienced by the overall oil and gas services industry and was the result of a perceived imbalance between the supply and demand for oil and natural gas. Despite a significant improvement in the price of oil and natural gas during 1999, exploration and production spending increased only modestly.

COST OF SERVICES RENDERED AND GOODS SOLD. Cost of services rendered and goods sold were $71,439,000 in 1999 compared to $83,691,000 in 1998, a decrease of $12,252,000 or 15 percent. Cost of services rendered and goods sold as a percent of revenues increased to 66 percent in 1999 compared to 59 percent in 1998. This increase was the result of significantly lower utilization of our equipment and personnel combined with softness in pricing experienced as a result of declines in overall oil and gas industry activity levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $23,364,000 in 1999 compared to $30,529,000 in 1998, a decrease of $7,165,000 or 24 percent. The decrease in selling, general and administrative expenses in 1999 compared to 1998 can be attributed to RPC's efforts to reduce overhead in its oil and gas services businesses because of the reduction in industry activity levels. Also contributing to the reduction was RPC's decision to discontinue some business development efforts unrelated to the oil and gas services industry. Selling, general and administrative expenses as a percent of revenues were 22 percent for 1999 and 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization were $15,837,000 in 1999 compared to $14,877,000 in 1998, an increase of $960,000 or 6 percent. This increase can be attributed to the capital expenditures in 1998 and 1999 to both rebuild certain of RPC's existing oil and gas services equipment and expand our fleet of equipment.

OPERATING PROFIT (LOSS). RPC experienced an operating loss in 1999 of $3,055,000 compared to an operating profit of $11,680,000 in 1998, a decrease of $14,735,000. This decrease in operating profits resulted from the rapid decreases in revenues experienced during 1999 due to poor industry conditions. RPC was not able to decrease its costs as quickly as revenues declined.

INTEREST INCOME. Interest income was $1,485,000 in 1999 compared to $1,783,000 in 1998. Interest income decreased 17 percent as a result of lower average investable cash balances and moderately lower yields. RPC generates interest income from investment of its available cash primarily in marketable securities. The amount of cash available for investment varies. See "Liquidity and Capital Resources" for additional explanations.

INCOME (LOSS) FROM CONTINUING OPERATIONS (NET OF INCOME TAXES). RPC's results of continuing operations, net of income taxes, declined $9,318,000 to a loss of $967,000 in 1999 compared to an income of $8,351,000 in 1998. This decrease is consistent with the decrease in revenues partially offset by decreases in selling, general and administrative expenses. The income tax rates were the same in both periods.

INCOME FROM DISCONTINUED OPERATION (NET OF INCOME TAXES). RPC's powerboat manufacturing segment, classified as a discontinued operation, earned $9,118,000 in 1999 compared to $7,674,000 in 1998, a 19 percent increase. The increase was due to several factors including, selling 8 percent more boats and selling a larger quantity of higher priced and more profitable deckboats and cruisers.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by continuing operations was $11,272,000 in 2000 compared to $16,419,000 in 1999. The decrease is due primarily to higher working capital requirements necessary to support the increased level of oil and gas services business activity levels. The higher working capital, primarily accounts receivable, was partially offset by increases in net income from continuing operations.

Net cash used for investing activities increased from $16,352,000 in 1999 to $19,890,000 in 2000. Capital expenditures in 2000 were $35,526,000 related to the purchase of revenue producing equipment primarily in the oil and gas services businesses. Funding for capital requirements over the next twelve months is expected to be provided by available cash and marketable securities and cash flow generated from continuing operations.

Net cash used for financing activities was $4,392,000 in 2000 compared to $9,388,000 in 1999. This decrease is due primarily to less stock repurchased in 2000 compared to 1999.

In connection with the spin-off, RPC transferred approximately $13.8 million in cash to Marine Products.

Management has commenced preliminary discussions with a number of companies engaged in complementary businesses to explore the potential for mutually beneficial business arrangements. While none of these discussions has progressed to the point where RPC believes a particular transaction is probable, management believes that additional acquisitions, joint ventures and strategic alliances are likely. While RPC has historically completed acquisitions using a combination of cash and seller financing, RPC expects that it may use its stock as acquisition currency now that it is separated from its powerboat manufacturing business segment.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
RPC, INC. AND SUBSIDIARIES
(IN THOUSANDS EXCEPT SHARE INFORMATION)

DECEMBER 31,                                                                                         2000           1999
------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                                         $ 5,437        $ 4,847
Marketable securities                                                                               3,888          4,798
Accounts receivable, net                                                                           55,485         33,454
Inventories                                                                                         7,212          5,928
Deferred income taxes                                                                               6,837          5,612
Federal income taxes receivable                                                                         -          1,806
Prepaid expenses and other current assets                                                           2,322          1,786
------------------------------------------------------------------------------------------------------------------------
Current assets                                                                                     81,181         58,231
------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                                 85,032         68,758
Intangibles, net of accumulated amortization of $1,183 in 2000 and $796 in 1999                     4,044          4,330
Marketable securities                                                                              13,868         24,871
Other assets                                                                                        1,197            893
Net assets of discontinued operation                                                               92,593         78,632
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                     $277,915       $235,715
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                                 $ 10,237       $ 11,617
Accrued payroll and related expenses                                                                7,108          4,758
Accrued insurance expenses                                                                          5,927          7,092
Accrued state, local and other taxes                                                                3,804          4,164
Current portion of long-term debt                                                                     470            255
Other accrued expenses                                                                              2,904          4,494
Federal income taxes payable                                                                        2,937              -
------------------------------------------------------------------------------------------------------------------------
Current liabilities                                                                                33,387         32,380
------------------------------------------------------------------------------------------------------------------------
Payable to Marine Products Corporation                                                             68,276         54,676
Long-term accrued insurance expenses                                                                5,007          3,684
Long-term debt                                                                                        848          1,547
Deferred income taxes                                                                               1,078            620
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                 108,596         92,907
------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Common stock, $.10 par value, 79,000,000 shares authorized,
     28,303,019 shares issued in 2000, 28,262,463 shares issued in 1999                             2,830          2,826
Capital in excess of par value                                                                     22,541         22,548
Earnings retained                                                                                 143,948        117,434
------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                        169,319        142,808
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                       $277,915       $235,715
========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
RPC, INC. AND SUBSIDIARIES
(IN THOUSANDS EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31,                                                            2000             1999            1998
-------------------------------------------------------------------------------------------------------------------------
REVENUES                                                                        $184,215         $107,585        $140,777
Cost of services rendered and goods sold                                         107,246           71,439          83,691
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                      76,969           36,146          57,086
Selling, general and administrative expenses                                      34,630           23,364          30,529
Depreciation and amortization                                                     17,805           15,837          14,877
-------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                                           24,534          (3,055)          11,680
Interest income                                                                    1,443           1,485            1,783
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes                      25,977          (1,570)          13,463
Income tax provision (benefit)                                                     9,850            (603)           5,112
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                          16,127            (967)           8,351
Income from discontinued operation, net of income
     taxes of $8,591 in 2000, $5,599 in 1999 and $4,709 in 1998                   13,961           9,118            7,674
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                      $ 30,088         $ 8,151         $ 16,025
=========================================================================================================================

EARNINGS PER SHARE - BASIC
Income (loss) from continuing operations                                        $   0.58        ($  0.03)        $   0.29
Income from discontinued operation                                                  0.50            0.32             0.26
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                      $   1.08         $  0.29         $   0.55
=========================================================================================================================

EARNINGS PER SHARE -  DILUTED
Income (loss) from continuing operations                                        $   0.57        ($ 0.03)         $   0.29
Income from discontinued operation                                                  0.49           0.32              0.26
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                      $   1.06         $ 0.29          $   0.55
-------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
RPC, INC. AND SUBSIDIARIES
(IN THOUSANDS)

                                                                   Capital in
Three years ended                                     Common       Excess of      Earnings      Treasury
DECember 31, 2000                                     Stock        Par Value      Retained      Stock       Total
======================================================================================================================
Balance December 31, 1997                             $2,978       $35,211        $101,805      $ 618       $140,612
Stock issued for stock incentive plans, net                5           437             (82)        19            379
Stock purchased and retired                              (95)       (9,110)              -       (637)        (9,842)
Net income                                                 -             -          16,025          -         16,025
Dividends declared                                         -             -          (4,108)         -         (4,108)
----------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                              2,888        26,538         113,640          -        143,066
Stock issued for stock incentive plans, net               14           758            (355)         -            417
Stock purchased and retired                              (76)       (4,748)              -          -         (4,824)
Net income                                                 -             -           8,151          -          8,151
Dividends declared                                         -             -          (4,002)         -         (4,002)
-----------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                              2,826        22,548         117,434          -        142,808
Stock issued for stock incentive plans, net                8           319             380          -            707
Stock purchased and retired                               (4)         (326)              -          -           (330)
Net income                                                 -           -            30,088          -         30,088
Dividends declared                                         -           -            (3,954)         -         (3,954)
----------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                             $2,830       $22,541        $143,948       $  -       $169,319
======================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RPC, INC. AND SUBSIDIARIES

(IN THOUSANDS)
YEARS ENDED DECEMBER 31,                                                        2000             1999              1998
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                 $  30,088          $ 8,151         $  16,025
Noncash charges (credits) to earnings:
     Depreciation and amortization                                            17,995           15,962            14,937
     Gain on sale of equipment and property                                   (1,849)          (1,474)           (2,349)
     Deferred income tax (benefit) provision                                    (767)           2,369              (778)
     Income from discontinued operation                                      (13,961)          (9,118)           (7,674)
(Increase) decrease in assets:
     Accounts receivable                                                     (22,031)         (10,374)            7,470
     Inventories                                                              (1,284)             830              (485)
     Federal income taxes receivable                                           1,806            1,867            (3,673)
     Prepaid expenses and other current assets                                  (536)            (150)             (108)
     Other noncurrent assets                                                    (304)            (169)              452
Increase (decrease) in liabilities:
     Accounts payable                                                         (1,380)           6,985            (2,324)
     Federal income taxes payable                                              2,937                -            (1,060)
     Accrued payroll and related expenses                                      2,350            1,440            (1,792)
     Accrued insurance expenses                                                  158            1,704            (1,628)
     Other accrued expenses                                                   (1,950)          (1,604)             (205)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by continuing operations                                    11,272           16,419            16,808
Net cash provided by discontinued operation                                   13,600            7,619             5,414
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     24,872           24,038            22,222
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures                                                         (35,526)         (20,319)          (28,840)
Proceeds from sale of equipment and property                                   3,723            2,103             3,657
Net sale of marketable securities                                             11,913            3,252             8,038
Other                                                                              -           (1,388)                -
-----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                       (19,890)         (16,352)          (17,145)
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payment of dividends                                                          (3,954)          (4,002)           (4,108)
Reduction of long-term debt                                                     (484)            (680)             (877)
Cash paid for common stock purchased and retired                                (330)          (4,815)           (8,587)
Proceeds received upon exercise of stock options                                 376              109               339
-----------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                        (4,392)          (9,388)          (13,233)
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             590           (1,702)           (8,156)
Cash and cash equivalents at beginning of year                                 4,847            6,549            14,705
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $   5,437          $ 4,847         $   6,549
=======================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, INC. AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries ("RPC"or the "Company"). All material intercompany accounts and transactions have been eliminated. On February 28, 2001, the Company distributed the Powerboat Manufacturing Segment of the Company to RPC stockholders through a tax-free spin-off transaction. Accordingly, as discussed in Note 2, this segment has been accounted for as a discontinued operation and the accompanying consolidated financial statements for all periods presented have been restated to report separately the net assets and operating results of this discontinued operation.

NATURE OF OPERATIONS
RPC provides a broad range of specialized oil and gas services and equipment primarily to independent and major oilfield companies engaged in the exploration, production and development of oil and gas properties in the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and in selected international markets. These services and equipment include among other things, (1) snubbing services, (2) coiled tubing services, (3) firefighting and well control, and (4) the rental of drill pipe and other specialized oilfield equipment. RPC acts as a holding company for its operating subsidiaries, Cudd Pressure Control, Inc., Patterson Services, Inc. and Patterson Tubular Services, Inc. along with several smaller non-oilfield businesses.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUES
The Company's revenue recognition policy is in accordance with the Securities and Exchange Commission's recently released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" which clarifies the basic criteria for recognizing revenue. RPC recognizes revenue when an agreement exists, prices are determinable, services and products are delivered and collectibility is reasonably assured.

CASH EQUIVALENTS
Highly liquid investments with original maturities of 3 months or less are considered to be cash equivalents.

MARKETABLE SECURITIES
RPC maintains cash equivalents and investments in several large, well-capitalized financial institutions, and RPC's policy disallows investment in any securities rated less than "investment grade" by national rating services.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As of December 31, 2000 and l999, the unrealized gains or losses were immaterial. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Investments with original maturities between 3 and 12 months are considered to be current marketable securities. Investments with original maturities greater than 12 months are considered to be noncurrent marketable securities.

INVENTORIES
Inventories, which consist principally of (i) products which are consumed in RPC's services provided to customers, (ii) spare parts for equipment used in providing these services and (iii) manufacturing components and attachments for equipment used in providing services, are recorded at the lower of cost (first-in, first-out basis) or market value.

LONG-LIVED ASSETS
RPC records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment and other assets, to determine if any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

PROPERTY, PLANT AND EQUIPMENT
Depreciation is provided principally on a straight-line basis over the estimated useful lives of assets. Annual provisions for depreciation are computed using the following useful lives: operating equipment and property, 3 to 10 years; buildings and leasehold improvements, 15 to 30 years; furniture and fixtures, 5 to 7 years; and vehicles, 3 to 5 years. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. Expenditures for additions, major renewals, and betterments are capitalized.

INTANGIBLES
Intangibles represent the excess of the purchase price over the fair value of net assets of businesses acquired and noncompete agreements related to businesses acquired. Intangibles are presented net of accumulated amortization and are amortized using the straight-line method over a period not exceeding 20 years or the period of the noncompete agreement. Amortization of intangibles for the years ended December 31, 2000, 1999, and 1998 amounted to approximately $717,000, $594,000, and $464,000, respectively.

INSURANCE EXPENSES
RPC self insures, up to specified limits, certain risks related to general liability, product liability, workers' compensation, and vehicle liability. The estimated cost of claims under the self-insurance program is accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. The noncurrent portion of these estimated outstanding claims is classified as long-term accrued insurance expenses.

INCOME TAXES
Deferred tax liabilities and assets are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

EARNINGS PER SHARE
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of the Dilutive effect of stock options and restricted shares included in diluted earnings per share, but excluded in basic earnings per share. A reconciliation of the weighted shares outstanding is as follows:

                                                                 2000                    1999               1998
----------------------------------------------------------------------------------------------------------------
Basic                                                      27,843,921              28,177,251         28,987,345
Dilutive effect of stock options
     and restricted shares                                    426,355                       -            377,870
----------------------------------------------------------------------------------------------------------------
Diluted                                                    28,270,276              28,177,251         29,365,215
================================================================================================================

NEW ACCOUNTING STANDARDS
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. As amended, the adoption of SFAS No. 133, effective for the Company as of January 1, 2001, did not impact the results of operations or financial condition of the Company as the Company is not a party to any derivative transactions that fall under the provisions of this statement.

NOTE 2: DISCONTINUED OPERATION

In January 2000, the Board of Directors of RPC, Inc. announced that it planned to spin-off to stockholders the business conducted through Chaparral Boats, Inc. ("Chaparral"), RPC's Powerboat Manufacturing Segment (the "spin-off"). The spin-off transaction was approved by RPC's Board of Directors on February 12, 2001. RPC accomplished the spin-off by contributing 100% of the issued and outstanding stock of Chaparral to Marine Products Corporation (a Delaware corporation) ("Marine Products"), a newly formed wholly-owned subsidiary of RPC, and then distributing the common stock of Marine Products to

RPC stockholders.
RPC stockholders received 0.6 shares of Marine Products Common Stock for each share of RPC Common Stock owned as of the record date. Based on an Internal Revenue Service Private Letter ruling, the spin-off is tax-free to RPC and RPC stockholders, except for cash received for any fractional shares. The spin-off was consummated on February 28, 2001, with 17,012,277 shares of Marine Products Common Stock distributed to RPC stockholders.

The Powerboat Manufacturing Segment of RPC has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated financial statements of RPC have been restated to report separately the net assets and operating results of this discontinued operation. A summary of the net assets of this segment is as follows:

DECEMBER 31,                                                                          2000                1999
--------------------------------------------------------------------------------------------------------------
(in thousands)
Current assets                                                                   $  21,000             $21,744
Property, plant and equipment, net                                                   9,796               6,714
Goodwill, net                                                                        3,992               4,676
Receivable from RPC, Inc.                                                           68,276              54,676
Other assets                                                                           385                 358
Current liabilities                                                                (10,512)             (9,230)
Long-term liabilities                                                                 (344)               (306)
--------------------------------------------------------------------------------------------------------------
Net assets of discontinued operation                                             $  92,593             $78,632
==============================================================================================================

A summary of the operating results of RPC's Powerboat Manufacturing Segment is as follows:

YEARS ENDED DECEMBER 31,                                            2000              1999                1998
--------------------------------------------------------------------------------------------------------------
(in thousands)
Revenues                                                        $148,276          $122,878            $103,497
Operating income                                                  15,455            14,484              12,143
Income before income taxes                                        22,552            14,717              12,383
Income tax provision                                               8,591             5,599               4,709
--------------------------------------------------------------------------------------------------------------
Net income                                                      $ 13,961           $ 9,118             $ 7,674
==============================================================================================================

In conjunction with the spin-off, RPC and Marine Products have entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies' relationship after the separation. These include the Distribution Agreement and Plan of Reorganization, the Transition Support Services Agreement, the Employee Benefits Agreement, and the Tax Sharing Agreement.

The Distribution Agreement and Plan of Reorganization provides for the principal corporate transactions required to effect the spin-off including the distribution ratio of Marine Products shares to RPC shares, the contribution of cash by RPC to Marine Products at the date of the spin-off, and the cancellation of any remaining intercompany balances.

The Transition Support Services Agreement provides for RPC to provide certain services, including financial reporting and income tax administration, acquisition assistance, etc. to Marine Products until the agreement is terminated by either party. During 2000, 1999, and 1998, RPC allocated expenses for these services to Marine Products totaling $2,372,000, $1,966,000, and $1,777,000, respectively. The allocation was based on Marine Products' revenues as a percent of RPC's total revenues. Management believes that such allocation methodology is reasonable. The costs allocated to Marine Products for these services are not necessarily indicative of the costs that would have been incurred if Marine Products had been a separate, independent entity and had otherwise independently managed these functions. Subsequent to the spin-off, Marine Products will reimburse RPC for its allocable share of costs incurred for services rendered on behalf of Marine Products.

The Employee Benefits Agreement provides for Marine Products to continue participating subsequent to the spin-off in two RPC sponsored benefit plans, specifically, the defined contribution 401(k) plan and the defined benefit retirement income plan. It also sets forth the method of handling the stock options and other stock incentive awards issued to RPC employees that will be employed by Marine Products subsequent to the spin-off.

The Tax Sharing Agreement provides for the treatment of income tax matters for periods through the date of the spin-off and responsibility for any adjustments as a result of audit by any taxing authority. The general terms provide for the indemnification for any tax detriment incurred by one party caused by the other party's action.

In the first quarter of 2000, RPC recorded an after-tax gain of $4,227,000 in its powerboat manufacturing business segment. The gain is a result of Chaparral's receipt of its share of a non-refundable $35 million settlement payment made by Brunswick Corporation (Brunswick), a major engine supplier, to the members of the American Boatbuilders Association (ABA), a buying group which includes Chaparral. Under the terms of this agreement between the ABA and Brunswick, additional payments were to be made to the ABA depending on the final judgment or settlement of a lawsuit brought by Independent Boatbuilders Association (IBBI), another buying group supplied engines by Brunswick. In March 2000, the U.S. Court of Appeals for the Eighth Circuit ordered the trial court to enter a judgment for Brunswick, thereby reversing the initial decision in favor of IBBI. No additional payments will be received by Marine Products in connection with this settlement.

NOTE 3: ACCOUNTS RECEIVABLE

Accounts receivable, net, at December 31, 2000, of $55,485,000 and at December 31, 1999, of $33,454,000 are net of allowances for doubtful accounts of $4,994,000 in 2000 and $4,590,000 in 1999.

NOTE 4: INVENTORIES

Inventories consist of the following:

DECEMBER 31,                                                                      2000                  1999
------------------------------------------------------------------------------------------------------------
(in thousands)
Raw materials and supplies                                                      $5,061                $3,798
Work in process                                                                    625                 1,426
Finished goods                                                                   1,526                   704
-------------------------------------------------------------------------------------------------------------
Total inventories                                                               $7,212                $5,928
============================================================================================================

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

DECEMBER 31,                                                                      2000                  1999
------------------------------------------------------------------------------------------------------------
(in thousands)
Operating equipment and property                                              $202,026              $182,820
Buildings                                                                       12,606                12,707
Furniture and fixtures                                                           2,934                 3,959
Vehicles                                                                        20,019                18,092
Land                                                                             4,654                 4,649
Construction in progress                                                         2,081                 1,115
------------------------------------------------------------------------------------------------------------
Gross property, plant and equipment                                            244,320               223,342
Less: accumulated depreciation                                                 159,288               154,584
------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                             $ 85,032              $ 68,758
============================================================================================================

Depreciation expense amounted to $17,278,000, $15,368,000, and $14,473,000 for the years ended December 31, 2000, 1999, and 1998, respectively.


NOTE 6: INCOME TAXES

The following table lists the components of the provision (benefit) for income taxes from continuing operations:

(in thousands)
YEAR ENDED DECEMBER 31,                                      2000                 1999                  1998
------------------------------------------------------------------------------------------------------------
Current:
     Federal                                               $9,936             ($2,874)                $5,511
     State                                                    681                 (98)                   379
Deferred                                                    (767)                2,369                 (778)
------------------------------------------------------------------------------------------------------------
Total income tax provision (benefit)                       $9,850             ($  603)                $5,112
============================================================================================================

A reconciliation between the federal statutory rate and RPC's effective tax rate is as follows:

YEAR ENDED DECEMBER 31,                                      2000                 1999                  1998
------------------------------------------------------------------------------------------------------------
Federal statutory rate                                      35.0%                35.0%                 35.0%
State income taxes                                            2.9                  4.1                   1.8
Other                                                           -                (0.7)                   1.2
------------------------------------------------------------------------------------------------------------
Effective tax rate                                          37.9%                38.4%                 38.0%
============================================================================================================

The components of the net deferred tax assets (liabilities) of continuing operations are as follows:

DECEMBER 31,                                                                      2000                  1999
------------------------------------------------------------------------------------------------------------
(in thousands)
Current deferred tax assets (liabilities):
     Self-insurance reserves                                                    $2,472                $2,111
     Bad debt reserves                                                           1,826                 1,726
     State, local & other taxes                                                   (20)                   698
     Payroll accruals                                                            1,129                   786
     All others                                                                  1,430                   291
------------------------------------------------------------------------------------------------------------
Total current deferred tax assets                                               $6,837                $5,612
============================================================================================================

Noncurrent deferred tax assets (liabilities):
Self-insurance reserves                                                         $1,729               $ 1,761
Depreciation                                                                   (2,714)              $(2,191)
All others                                                                        (93)                 (190)
------------------------------------------------------------------------------------------------------------
Total noncurrent deferred tax liabilities                                     ($1,078)               ($ 620)
============================================================================================================

Total income tax payments, net of refunds, were $13,825,000 in 2000, $1,616,000 in 1999, and $12,765,000 in 1998.

NOTE 7: PAYABLE TO MARINE PRODUCTS CORPORATION

At December 31, 2000 and 1999, the consolidated balance sheets reflect a Payable to Marine Products Corporation. This represents the amount of cash transferred from Marine Products to RPC since RPC's acquisition of Chaparral in 1986. Subsequent to year-end, effective with the spin-off, RPC established a cash balance at Marine Products of approximately $15 million by contributing approximately $13.8 million. The remaining Payable to Marine Products totalling approximately $53.6 million was cancelled and RPC's retained earnings was increased by an equal amount.

NOTE 8: LONG-TERM DEBT

At December 31, 2000, future minimum payments on long-term debt and capitalized lease obligations were as follows:

(IN THOUSANDS)
---------------------------------------------------------------------------------------------------
2001                                                                                      $470
2002                                                                                       701
2003                                                                                       147
2004                                                                                         -
2005                                                                                         -
---------------------------------------------------------------------------------------------------
Total minimum principal payments                                                         $1,318
===================================================================================================

The long-term debt of RPC as of December 31, 2000, and December 31, 1999, is summarized as follows:

(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
                                                   Maturity             Range of
Type Dates                                         Interest Rates       2000                  1999
--------------------------------------------------------------------------------------------------------------------
Notes payable                                      2001-2002            5.8%-8.50%            $  804         $1,703
Capital leases                                     2003                 11.17%                   514             99
---------------------------------------------------------------------------------------------------------------------
Total debt                                                                                     1,318          1,802
Less current portion                                                                             470            255
---------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                $  848         $1,547
=====================================================================================================================

The net book value of equipment under capital leases was $712,100 at December 31, 2000.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Minimum annual rentals, principally for noncancelable real estate leases with terms in excess of one year, in effect at December 31, 2000, are summarized in the following table:

(in thousands)
-----------------------------------------------------------------------------------
2001                                                                       $1,225
2002                                                                          925
2003                                                                          714
2004                                                                          585
2005                                                                          338
Thereafter                                                                     83
-----------------------------------------------------------------------------------
Total rental commitments                                                   $3,870
===================================================================================

Total rental expense charged to operations was $3,110,000 in 2000, $2,014,000 in 1999, and $2,514,000 in 1998.

RPC is a defendant in a number of lawsuits which allege that plaintiffs have been damaged as a result of the rendering of services by RPC personnel and equipment. RPC is vigorously contesting these actions. Management is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of operations or liquidity of RPC.

NOTE 10: STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed in Accounting Principles Board ("APB") Opinion No. 25. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

RPC has elected to account for its stock-based compensation plans under APB No.
25. The Company has computed for pro forma disclosure purposes the value of all options granted during 2000, 1999, and 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

                                                        2000             1999                1998
-------------------------------------------------------------------------------------------------
Risk free interest rate                                  N/A             4.6%                5.4%
Expected dividend yield                                  N/A               1%                  2%
Expected lives                                           N/A          7 years             7 years
Expected volatility                                      N/A           34-37%              31-34%
=================================================================================================

The total fair value of options granted to RPC and Marine Products employees was computed as follows:

Year ended December 31,                            2000                 1999               1998
------------------------------------------------------------------------------------------------
(IN THOUSANDS)
Continuing operations                              $   -                $583            $   731
Discontinued operation                                 -                 159                361
------------------------------------------------------------------------------------------------
Total                                              $   -                $742            $ 1,092
================================================================================================

The total fair value of options granted would be amortized over the vesting period of the options. If RPC had accounted for these plans in accordance with SFAS No. 123, RPC's reported pro forma net income and pro forma diluted net income per share would have been as follows:


YEAR ENDED DECEMBER 31,                                 2000                 1999            1998
-------------------------------------------------------------------------------------------------
(in thousands)
AS REPORTED
Income (loss)
     Continuing operations                           $16,127             ($  967)         $ 8,351
     Discontinued operation                           13,961                9,118           7,674
--------------------------------------------------------------------------------------------------
     Net Income                                      $30,088               $8,151         $16,025
Income (loss) per share
     Continuing operations                            $ 0.57             ($ 0.03)          $ 0.29
     Discontinued operation                             0.49                 0.32            0.26
--------------------------------------------------------------------------------------------------
     Net Income                                       $ 1.06               $ 0.29          $ 0.55
==================================================================================================

PRO FORMA
Income (loss)
     Continuing operations                           $15,908             ($1,174)         $ 8,219
     Discontinued operation                           13,863                9,022           7,599
--------------------------------------------------------------------------------------------------
     Net Income                                      $29,771               $7,848         $15,818
Income (loss) per share
     Continuing operations                            $ 0.56             ($ 0.04)          $ 0.28
     Discontinued operation                             0.49                 0.32            0.26
--------------------------------------------------------------------------------------------------
     Net Income                                       $ 1.05               $ 0.28          $ 0.54
==================================================================================================


NOTE 11: EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN
RPC has a tax-qualified defined benefit, noncontributory, trusteed retirement income plan that covers substantially all RPC and Marine Products employees with at least one year of service. Benefits are based on an employee's years of service and compensation near retirement. RPC has the right to terminate or modify the plan at any time.

SFAS No. 132, "Employers' Disclosures About Pensions and Other Post Retirement Benefits," standardizes the disclosure requirements for pensions and other post retirement benefits to the extent possible.

The following table sets forth the funded status of the retirement income plan and the amounts recognized in RPC's consolidated balance sheets:

DECEMBER 31                                                                     2000                  1999
----------------------------------------------------------------------------------------------------------
(in thousands)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                                      $19,796               $20,126
Service cost                                                                     903                 1,031
Interest cost                                                                  1,509                 1,453
Actuarial (gain) loss                                                          (880)               (2,115)
Benefits paid                                                                  (688)                 (699)
-----------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                             20,640                19,796
-----------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year                                18,544                18,107
Actual return on plan assets                                                     868                 1,136
Employer contribution                                                          1,052                     -
Benefits paid                                                                  (688)                 (699)
-----------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                                      19,776                18,544
-----------------------------------------------------------------------------------------------------------

Funded status                                                                  (864)               (1,252)
Unrecognized net asset                                                         (289)                 (482)
Unrecognized net loss                                                            845                   824
Unrecognized prior service cost                                                  (1)                  (14)
-----------------------------------------------------------------------------------------------------------
Net accrued benefit cost                                                    ($  309)             ($   924)
===========================================================================================================

ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS:
Accumulated benefit obligation                                               $17,483               $16,192
-----------------------------------------------------------------------------------------------------------
Plan assets at fair value                                                    $19,776               $18,544
===========================================================================================================

RPC's funding policy is to contribute to the retirement income plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. RPC contributed $1,052,000 to the retirement income plan in 2000. No contributions were required in 1999 and 1998.

The net accrued benefit cost is included on the balance sheet in the line item Accrued payroll and related expenses.

The components of net periodic benefit cost are summarized as follows:

YEAR ENDED DECEMBER 31,                                   2000                 1999                   1998
----------------------------------------------------------------------------------------------------------
Service cost for benefits earned
     during the period                                 $   903              $ 1,031                $   914
Interest cost on projected
     benefit obligation                                  1,509                1,453                  1,342
Expected return on plan assets                          (1,771)              (1,680)                (1,531)
Net amortization and deferral                             (205)                (141)                  (156)
-----------------------------------------------------------------------------------------------------------
Net periodic benefit cost                              $   436              $   663                $   569
===========================================================================================================

Total retirement plan cost attributable to Marine Products, which is included in net periodic benefit cost above, was $147,000 in 2000, $136,000 in 1999, and $127,000 in 1998.

The weighted average assumptions were as follows:

December 31,                                       2000                 1999             1998
------------------------------------------------------------------------------------------------
Discount rate                                      7.75%                8.00%            7.00%
Expected return on plan assets                     9.50%                9.50%            9.50%
Rate of compensation increase                      4.75%                5.00%            4.00%
================================================================================================

401(k) PLAN
RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than 6 months of service. This plan allows employees to make tax-deferred contributions of up to 15 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. RPC matches 40 percent of each employee's contributions up to 3 percent of the employee's compensation. Employees vest in the RPC contributions after 5 years of service. Marine Products will continue participating subsequent to the spin-off in the RPC sponsored defined contribution 401(k) plan. The charges to expense for RPC's continuing operations were $295,000 in 2000, $282,000 in 1999, and $318,000 in 1998. The charges to expense for Marine Products were $76,000 in 2000, $74,000 in 1999, and $74,000 in 1998.


STOCK INCENTIVE PLANS
RPC has an Employee Incentive Stock Option Plan (the "1984 Plan") under which 1,000,000 shares of common stock were reserved for issuance. The 1984 Plan expired in October 1994. On January 25, 1994, RPC adopted a new 10-year Employee Stock Incentive Plan (the "1994 Plan") under which 1,000,000 shares of common stock were reserved for issuance. During 1997, an additional 1,600,000 shares were reserved for issuance. These plans provide for the issuance of various forms of stock incentives, including, among others, incentive stock options and restricted stock. Historically, certain RPC employees, including employees of Marine Products, have participated in these RPC Stock Incentive Plans (the "RPC SIP").

In conjunction with the spin-off, Marine Products has adopted a 10-year Employee Stock Incentive Plan (the "Marine Products SIP") under which 2,000,000 shares of common stock have been reserved for issuance to Marine Products employees. The Marine Products SIP provides for the issuance of various forms of stock incentives, including, among others, incentive stock options and restricted stock.

Following the spin-off, outstanding stock option grants under the RPC SIP held by Marine Products employees who will not also be RPC employees will be replaced with the Marine Products SIP stock option grants. The Marine Products SIP grants will have the same relative ratio of the exercise price per option to the market value per share, the same aggregate difference between market value and exercise price and the same vesting provisions, option periods and other applicable terms and conditions as the

RPC SIP stock option grants being replaced. At December
31, 2000 there were 129,800 RPC SIP stock options held by Marine Products employees subject to replacement with Marine Products SIP stock option grants. RPC cannot currently determine the number of shares of Marine Products' common stock that will be subject to substitute grant. As of December 31, 2000, there were 1,351,200 shares available for the granting of options or other awards under the RPC SIP.

Employees of RPC with outstanding options that have not been earned and issued into escrow will be adjusted to account for the spin-off, based on the average trading price of RPC's common stock relative to that of the combined daily average trading prices of one share of RPC and 0.6 shares of Marine Products, in each case during the 10 consecutive trading days beginning on the trading day that is 10 trading days after the effective date of the spin-off.


INCENTIVE STOCK OPTIONS
Transactions involving the RPC SIP were as follows:

                                                                                                   Weighted
                                                                              Option                Average
                                                                               Price               Exercise
                                                    SHARES               (PER SHARE)                  PRICE
-----------------------------------------------------------------------------------------------------------
Outstanding 12/31/97                               442,800           $  3.000-$7.500                 $ 5.11
Granted                                            218,000                    12.750                  12.75
Canceled                                          (28,400)              3.063-12.750                   4.44
Exercised                                         (30,300)               3.063-7.500                   3.63
-----------------------------------------------------------------------------------------------------------
Outstanding 12/31/98                               602,100            $3.000-$12.750                 $ 7.85
Granted                                            246,500                     6.875                   6.88
Exercised                                         (65,200)               3.063-7.500                   3.21
-----------------------------------------------------------------------------------------------------------
Outstanding 12/31/99                               783,400            $3.000-$12.750                 $ 7.93
Granted                                                  0                         0                      0
Canceled                                          (27,300)              4.438-12.750                   8.60
Exercised                                         (77,625)              3.000-12.750                   4.80
-----------------------------------------------------------------------------------------------------------
Outstanding 12/31/00                               678,475            $4.000-$12.750                 $ 8.26
===========================================================================================================

                                                      2000                      1999                   1998
-----------------------------------------------------------------------------------------------------------
Exercisable at December 31                         310,734                   232,600                210,660
Weighted average exercise
     price of exercisable
     options                                         $7.65                     $6.51                  $4.27
Per share weighted
     average grant date fair
     value of options granted                        $0.00                     $3.01                  $5.20
------------------------------------------------------------------------------------------------------------

The weighted average remaining contractual life of options outstanding at December 31, 2000 was 7 years.

RESTRICTED STOCK
RPC has granted employees two forms of restricted stock: performance restricted and time lapse restricted. The performance restricted shares are granted, but not earned and issued, until certain 5-year tiered performance criteria are met. The performance criteria are predetermined market prices of RPC stock. On the date the stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest 5 years from the determination date. Time lapse restricted shares vest 10 years from the grant date. Units granted under these restricted stock programs were 0 in 2000, 90,000 in 1999, and 52,000 in 1998. There were 3,800 performance shares earned under the plans in 2000. During 2000, 1999 and 1998, no shares were forfeited or canceled. Deferred compensation was $1,337,000 and $1,669,000 as of December 31, 2000 and December 31, 1999, respectively. Shares of performance restricted stock totalling 10,000 will be forfeited and replaced with grants of performance restricted stock under the Marine Products SIP pursuant to the spin-off.

Employees of RPC with outstanding performance restricted stock awards that have not been earned and issued into escrow will be adjusted to account for the spin-off, based on average trading price of RPC's common stock relative to that of the combined daily average trading prices of one share of RPC and 0.6 times one share of Marine Products, in each case during the 10 consecutive trading days beginning on the trading day that is 10 trading days after the effective date of the spin-off. In addition, RPC employees with time lapse restricted stock awards or performance restricted stock awards that have been issued and are being held in escrow on their behalf as of the close of business on the record date will receive 0.6 shares of Marine Products common stock for each share of RPC common stock held in escrow as of the close of business on the record date, pursuant to the spin-off. Any shares of Marine Products common stock received by an RPC employee will also be held in escrow on the same terms as the time lapse or performance restricted stock awards with respect to which they were issued.

The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions as established under the RPC SIP have lapsed. Upon termination of employment from RPC or, in certain cases, termination of employment from Marine Products or Chaparral, shares with restrictions must be returned to RPC.
As of December 31, 2000, no shares of restricted stock were vested.


NOTE 12: BUSINESS SEGMENT INFORMATION

RPC's service lines have been aggregated into two reportable oil and gas services segments - technical services and support services - because of the similarities between the financial performance and approach to managing the service lines within each of the segments as well as the economic and business conditions impacting their business activity levels.

Technical services include RPC's oilfield service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer's well. These services include coiled tubing, fluid pumping, nitrogen pumping, fracturing and acidizing services, wireline, snubbing, well control consulting and firefighting, down-hole tools, and casing installation services. These technical services are primarily used in the completion, production and maintenance of oil and gas wells. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest and Rocky Mountain regions, and international locations including primarily Algeria and Venezuela. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

Support services include RPC's oilfield service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services, work platform marine vessels, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico and the mid-continent regions. Customers include domestic operations of major multi-national and independent oil and gas producers.

The other business segment includes information concerning RPC's business units that do not qualify for separate segment reporting. These business units include an overhead crane fabricator, an enhanced facsimile service provider and other non-oilfield business development activities.

The accounting policies of the reportable segments are the same as those described in Note 1 to these consolidated financial statements. RPC evaluates the performance of its segments based on revenues, operating profits, and earnings before interest, taxes, depreciation and amortization and other non-cash charges (EBITDA). RPC's balance sheets are generally managed on a consolidated basis and therefore it is impractical to report assets by business segment.

Summarized financial information concerning RPC's reportable segments from continuing operations for the years ended December 31, 2000, 1999, and 1998 are shown in the following table.

                                          Technical         Support
(IN THOUSANDS)                             SERVICES        SERVICES           OTHER       CORPORATE           TOTAL
-------------------------------------------------------------------------------------------------------------------
2000
Revenues                                   $125,960         $43,613         $14,642        $      -        $184,215
Operating profit (loss)                      19,250           7,873            (139)         (2,450)         24,534
Capital expenditures                         25,212           8,830              79           1,405          35,526
Depreciation and amortization                 9,941           7,319             190             545          17,995
EBITDA                                       29,191          15,192              51          (1,905)         42,529

1999
Revenues                                   $ 70,366         $24,500         $12,719         $     -        $107,585
Operating profit (loss)                       5,142          (5,424)           (819)         (1,954)        (3,055)
Capital expenditures                         13,138           6,059             102           1,020          20,319
Depreciation and amortization                 7,949           7,371             318             324          15,962
EBITDA                                       13,091           1,947            (501)         (1,630)         12,907

1998
Revenues                                   $ 79,031         $44,918         $16,828         $     -        $140,777
Operating profit (loss)                      12,031           5,304          (3,520)         (2,135)         11,680
Capital expenditures                          7,560          21,162             118               -          28,840
Depreciation and amortization                 7,909           6,452             350             226          14,937
EBITDA                                       19,940          11,756          (3,170)         (1,909)         26,617
====================================================================================================================

The following summarizes selected information between the United States and all international locations combined for the years ended December 31, 2000, 1999, and 1998. The revenues are presented based on the location of the use of the product or service. Assets related to international operations are less than 10 percent of RPC's consolidated assets, and therefore are not presented.

(IN THOUSANDS)                                                 2000            1999            1998
---------------------------------------------------------------------------------------------------
United States
Revenues                                                   $162,090        $ 96,062        $130,955

International
Revenues                                                     22,125          11,523           9,822
---------------------------------------------------------------------------------------------------
                                                           $184,215        $107,585        $140,777
===================================================================================================


PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers is included in the RPC Proxy for its 2001 Annual Meeting of Stockholders, in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." This information is incorporated herein by reference. Information about executive officers is contained on page 9.

ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation is included in the RPC Proxy for its 2001 Annual Meeting of Stockholders, in the section entitled "Executive Compensation." This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership is included in the RPC Proxy for its 2001 Annual Meeting of Stockholders, in the sections entitled "Capital Stock" and "Election of Directors." This information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is included in the RPC Proxy for its 2001 Annual Meeting of Stockholders, in the sections entitled "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation." This information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report.

FINANCIAL STATEMENTS                                                                                             PAGE
----------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets as of December 31, 2000 and 1999                                                       14
Consolidated Statements of Income for the 3 years ended December 31, 2000                                          15
Consolidated Statements of Stockholders' Equity for the 3 years ended December 31, 2000                            15
Consolidated Statements of Cash Flows for the 3 years ended December 31, 2000                                      16
Notes to Consolidated Financial Statements                                                                         17

SCHEDULES
----------------------------------------------------------------------------------------------------------------------
Schedule II - Valuation and Qualifying Accounts                                                                    29


EXHIBITS

Exhibit
Number            Description
-------------------------------------------------------------------------------------------------------------------------------
3.1               Restated certificate of incorporation of RPC, Inc. (incorporated herein by  reference to exhibit 3.1 to the
                  Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

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

10.1              RPC's 1994 Employees Stock Incentive Plan (incorporated herein by reference to Exhibit A of the definitive
                  Proxy Statement dated March 20, 1994).

10.2              Agreement Regarding Distribution and Plan of Reorganization, dated February 12, 2001, by and between RPC,
                  Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.2 to the Form 10 filed on February 13, 2001).

10.3              Employee Benefits Agreement dated February 12, 2001, by and between RPC, Inc., Chaparral Boats, Inc. and
                  Marine Products Corporation (incorporated herein by reference to Exhibit 10.3 to the Form 10 filed on
                  February 13, 2001).

10.4              Transition Support Services Agreement dated February 12, 2001 by and between RPC, Inc. and Marine Products
                  Corporation (incorporated herein by reference to Exhibit 10.4 to the Form 10 filed on February 13, 2001).

10.5              Tax Sharing Agreement dated February 12, 2001, by and between
                  RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February
                  13, 2001).
21                Subsidiaries of RPC.

23                Consent of Arthur Andersen LLP.

24                Powers of Attorney for Directors.


REPORTS ON FORM 8-K

On December 8, 2000, the Company filed a report announcing its plans to spin-off, on a tax free basis, its powerboat manufacturing business, conducted through Chaparral Boats, to its shareholders.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
RPC, INC. AND SUBSIDIARIES
(IN THOUSANDS)

                                                        Balance at        Charged to      Net               Balance
                                                        Beginning         Cost and        Recoveries        at End of
                                                        of Period         Expenses        (Write-Offs)      Period
For the years ended December 31, 2000, 1999, and 1998
---------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
     Allowance for Doubtful Accounts                    $4,590            $   26          $  378            $4,994
Year ended December 31, 1999
     Allowance for Doubtful Accounts                    $6,927            $  123          ($2,460)          $4,590
Year ended December 31, 1998
     Allowance for Doubtful Accounts                    $6,888            $1,675          ($1,636)          $6,927
---------------------------------------------------------------------------------------------------------------------


SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, INC.
By:

/s/ R. RANDALL ROLLINS
----------------------------------
R. Randall Rollins
Chairman of the Board of Directors
(Principal Executive Officer)
March 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R. RANDALL ROLLINS                        /s/ BEN M. PALMER
----------------------------------            ----------------------------------
R. Randall Rollins                            Ben M. Palmer
Chairman of the Board of Directors            Chief Financial Officer
(Principal Executive Officer)                 (Principal Financial and Accounting Officer)
March 26, 2001                                March 26, 2001

The Directors of RPC, Inc. (listed below) executed a power of attorney appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

Wilton Looney, Director
Gary W. Rollins, Director
James A. Lane, Jr., Director
Henry B. Tippie, Director
James B. Williams, Director

/s/RICHARD A. HUBBELL
----------------------------------
Richard A. Hubbell
Director and as Attorney-in-fact
March 26, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To RPC, Inc.:

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPC, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


Atlanta, Georgia                               Arthur Andersen LLP
March 2, 2001

SELECTED QUARTERLY FINANCIAL DATA

QUARTER ENDED                                            MARCH 31           JUNE 30      SEPTEMBER 30        DECEMBER 31
------------------------------------------------------------------------------------------------------------------------
(in thousands except per share data)
2000
Revenues                                                  $35,883           $39,864           $51,116            $57,352
Income (loss) from continuing operations                    2,258             2,051             5,785              6,033
Income from discontinued operation                          6,696             3,121             2,332              1,812
------------------------------------------------------------------------------------------------------------------------
Net income                                                $ 8,954           $ 5,172           $ 8,117            $ 7,845
========================================================================================================================
Net income (loss) per share - basic:
  Continuing operations                                    $ 0.08            $ 0.07            $ 0.21             $ 0.22
  Discontinued operation                                     0.24              0.12              0.08               0.06
------------------------------------------------------------------------------------------------------------------------
     Total                                                 $ 0.32            $ 0.19            $ 0.29             $ 0.28
========================================================================================================================
Net income (loss) per share - diluted:
  Continuing operations                                    $ 0.08            $ 0.07            $ 0.21             $ 0.22
  Discontinued operation                                     0.24              0.11              0.08               0.06
------------------------------------------------------------------------------------------------------------------------
     Total                                                 $ 0.32            $ 0.18            $ 0.29             $ 0.28
========================================================================================================================

1999
Revenues                                                  $23,702           $24,843           $27,861            $31,179
(Loss) income from continuing operations                   (1,153)               38              (214)               362
Income from discontinued operation                          2,382             2,866             1,614              2,256
------------------------------------------------------------------------------------------------------------------------
Net income                                                $ 1,229           $ 2,904           $ 1,400            $ 2,618
========================================================================================================================
Net income (loss) per share - basic:
  Continuing operations                                   ($ 0.04)            $ 0.00          ($ 0.01)            $ 0.01
  Discontinued operation                                     0.08               0.10             0.06               0.08
------------------------------------------------------------------------------------------------------------------------
     Total                                                 $ 0.04             $ 0.10           $ 0.05             $ 0.09
========================================================================================================================
Net income (loss) per share - diluted:
  Continuing operations                                  ($ 0.04)            $ 0.00           ($ 0.01)            $ 0.01
  Discontinued operation                                     0.08              0.10              0.06               0.08
------------------------------------------------------------------------------------------------------------------------
     Total                                                 $ 0.04            $ 0.10            $ 0.05             $ 0.09
========================================================================================================================



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

DIRECTORS

R. RANDALL ROLLINS
     Chairman of the Board and Chief Executive Officer, Rollins, Inc. (consumer services)

HENRY B. TIPPIE*+
     Chairman of the Board and Chief Executive Officer, Tippie Services, Inc. (management services)

WILTON LOONEY*
     Honorary Chairman of the Board, Genuine Parts company (automotive parts distributor)

JAMES A. LANE, JR.
     President of Chaparral Boats, Inc.

JAMES B. WILLLAMS*
     Chairman of the Executive Committee, SunTrust Banks, Inc.(bank holding company)

GARY W. ROLLINS
     President and Chief Operating Officer, Rollins, Inc. (consumer services)

RICHARD A. HUBBELL
     President and Chief Operating Officer

LINDA H. GRAHAM
     Vice President and Secretary

*Member of the Audit Committee and Executive Compensation Committee +Chairman of the Audit Committee and Executive Compensation Committee



STOCKHOLDER INFORMATION

CORPORATE OFFICES
     RPC, Inc.
     2170 Piedmont Road, NE
     Atlanta, Georgia 30324
     Telephone: (404) 321-2140

STOCK LISTING
     The New York Stock Exchange

TICKER SYMBOL
     RES

NEWSPAPER TABLE STOCK
     RPC

INVESTOR RELATIONS WEB SITE
     WWW.RPC.NET

TRANSFER AGENT AND REGISTRAR
     For inquiries related to stock certificates, including changes of address, please contact:
                  SunTrust Bank, Atlanta
                  Stock Transfer Department
                  PO Box 4625
                  Atlanta, Georgia 30302
                  Telephone: (404) 588-7817

ANNUAL MEETING
     The Annual Meeting of RPC will be held at 9:30 am, April 24, 2001, at the corporate offices in Atlanta, Georgia.