Form 10-Q
period 2001-03-31
RPC INC
filed 2001-05-14
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-8726

RPC, INC.
(exact name of registrant as specified in its charter)

Delaware	58-1550825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2170 Piedmont Road, NE, Atlanta, Georgia  30324
(Address of principal executive offices)    (zip code)

Registrant’s telephone number, including area code — (404) 321-2140

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

As of March 31, 2001, RPC, Inc. had 28,353,795 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
(In thousands)

	March 31,	December 31,
	2001	2000
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	$7,317	$5,437
Marketable securities	-	3,888
Accounts receivable, net	56,090	55,485
Inventories, at lower of cost or market	8,418	7,212
Deferred income taxes	6,837	6,837
Prepaid expenses and other current assets	2,352	2,322
Current assets	81,014	81,181
Equipment and property, net	95,649	85,032
Marketable securities	-	13,868
Intangible assets, net	4,240	4,044
Other assets	1,209	1,197
Net assets of discontinued operation	-	92,593
Total assets	$182,112	$277,915

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$16,255	$10,237
Accrued payroll and related expenses	5,414	7,108
Accrued insurance expenses	6,144	5,927
Accrued state, local and other taxes	3,593	3,804
Current portion of long-term debt	367	470
Other accrued expenses	2,536	2,904
Federal income taxes payable	4,536	2,937
Current liabilities	38,845	33,387
Payable to Marine Products Corporation	-	68,276
Long-term accrued insurance expenses	4,664	5,007
Long-term debt	714	848
Deferred income taxes	1,078	1,078
Total liabilities	45,301	108,596
Common stock	2,835	2,830
Capital in excess of par value	22,903	22,541
Earnings retained	111,073	143,948
Total stockholders' equity	136,811	169,319
Total liabilities and stockholders' equity	$182,112	$277,915

The accompanying notes are an integral part of these statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  INCOME

(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2001	2000

Revenues	$62,733	$35,883
Cost of services rendered and goods sold	34,062	21,089
Gross profit	28,671	14,794
Selling, general and administrative expenses	12,232	7,226
Depreciation and amortization	5,552	4,229
Operating profit	10,887	3,339
Interest income	193	317
Income from continuing operations before income taxes	11,080	3,656
Income tax provision	4,210	1,389
Income from continuing operations	6,870	2,267
Income from discontinued operation, net of
income taxes of $910 in 2001 and $4,099 in 2000	1,486	6,696
NET INCOME	$8,356	$8,963

Earnings per share - Basic
Income from continuing operations	$0.25	$0.08
Income from discontinued operation	$0.05	$0.24
Net income	$0.30	$0.32

Earnings per share - Diluted
Income from continuing operations	$0.24	$0.08
Income from discontinued operation	$0.05	$0.24
Net income	$0.29	$0.32

Average Shares Outstanding
Basic	27,908	27,828
Diluted	28,482	28,124

The accompanying notes are an integral part of these statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000
(In thousands)
(Unaudited)

	Three months ended March 31,
	2001	2000
OPERATING ACTIVITES
Net income	$6,870	$2,267
Noncash charges (credits) to earnings:
Depreciation and amortization	5,579	4,340
Loss on sale of equipment and property	18	49
Deferred income tax benefit	-	(31)
(Increase) decrease in assets:
Accounts receivable	(605)	(1,146)
Inventories	(1,206)	(921)
Federal income taxes receivable	-	1,806
Prepaid expenses and other current assets	(30)	(17)
Other non-current assets	(12)	3
Increase (decrease) in liabilities:
Accounts payable	6,018	(4,135)
Accrued payroll and related expenses	(1,694)	(8)
Accrued insurance expenses	(126)	67
Federal income taxes payable	1,599	2,300
Other accrued expenses	(579)	(524)
Net cash (used for) provided by discontinued operation	(614)	8,263
Net cash provided by operating activities	15,218	12,313

INVESTING ACTIVITIES
Capital expenditures	(17,047)	(8,593)
Proceeds from sale of equipment and property	768	183
Net sale of marketable securities	17,756	3,556
Transfer of cash and marketable securities to Marine Products Corporation	(13,833)	-
Net cash used for investing activities	(12,356)	(4,854)

FINANCING ACTIVITIES
Payment of dividends	(989)	(988)
Reduction of long-term debt	(237)	(290)
Cash paid for common stock purchased and retired	(66)	(148)
Proceeds received upon exercise of stock options	310	13
Net cash used for financing activities	(982)	(1,413)

Net increase in cash and cash equivalents	1,880	6,046
Cash and cash equivalents at beginning of period	5,437	4,847
Cash and cash equivalents at end of period	$7,317	$10,893

The accompanying notes are an integral part of these statements.

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In January 2000, the Board of Directors of RPC, Inc. (“RPC”) announced that it planned to spin off to RPC stockholders the business conducted through Chaparral Boats, Inc. (“Chaparral”), RPC’s Powerboat Manufacturing Segment (the “spin-off”). RPC’s Board of Directors subsequently approved the spin-off on February 12, 2001. RPC accomplished the spin-off on February 28, 2001 by contributing 100% of the issued and outstanding stock of Chaparral to Marine Products Corporation (a Delaware corporation) (“Marine Products”), a newly formed wholly-owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders. RPC stockholders received 0.6 share of Marine Products Common Stock for each share of RPC Common Stock owned as of the record date. Based on an Internal Revenue Service Private Letter ruling, subject to certain assumptions, the spin- off will be tax-free to RPC and RPC’s stockholders, except for cash received for any fractional shares. Immediately after the spin-off was completed, RPC owned no shares of Marine Products Common Stock, and Marine Products became an independent public company. A total of 17,012,277 shares of Marine Products Common Stock were distributed in connection with the spin-off. As part of the spin-off, RPC transferred $13.8 million in cash and marketable securities to Marine Products Corporation. Also as part of the spin-off, a $53.6 million payable to Marine Products Corporation was cancelled.

2.	GENERAL

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2000.

In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000.

The results of operations for the quarter ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

3.          EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods.

4.          RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires entities to recognize all instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value.  As amended, the adoption of SFAS No. 133, effective for the Company as of January 1, 2001, did not impact the results of operations or financial condition of the Company as the Company is not a party to any derivative transactions that fall under the provisions of this statement.

5.          BUSINESS SEGMENT INFORMATION

RPC has two reportable segments: Technical Services and Support Services. Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. These services are generally directed toward improving the flow of oil and natural gas from producing formations or to address well control issues. The Technical Services business segment consists primarily of snubbing, coiled tubing, pressure pumping, nitrogen, well control, down-hole tools, wire line, fluid pumping, hot-tapping, gate valve drilling and casing installation services. The principal markets for this business segment include the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and international locations including primarily Algeria and Venezuela. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies. Support Services include RPC’s oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services, work platform marine vessels, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, Gulf of Mexico and mid-continent regions. Customers include domestic operations of major multi-national and independent oil and gas producers.

RPC evaluates segment performance based on operating profit or loss.  RPC accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.  RPC’s reportable segments are strategic business units that offer different products and services.

Certain information with respect to RPC’s business segments is set forth in the following table:

             SUMMARY OF SEGMENT OPERATING RESULTS

	Three months ended March 31
	2001	2000
	(in thousands)

Revenues:
Technical Services	$46,922	$24,172
Support Services	12,538	8,299
Other	3,273	3,412
Total revenues	$62,733	$35,883
Operating income (loss):
Technical Services	$9,390	$2,945
Support Services	2,851	1,023
Other	(158)	(208)
Total operating income	12,083	3,760
Corporate expenses	1,196	421
Interest income	193	317
Income before income taxes	$11,080	$3,656

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenues for the first quarter ended March 31, 2001, increased $26,850,000 or 75% to $62,733,000 compared with $35,883,000 for the quarter ended March 31, 2000.  The Technical Services segment revenues of $46,922,000 increased 94% from last year's first quarter of $24,172,000.   The Support Services segment revenues for the quarter ended March 31, 2001, of $12,538,000 increased 51% from last year's first quarter revenues of $8,299,000.  These increases were due to increased customer drilling and production enhancement activity relating to the improved oil and gas prices. During the first quarter 2001, the average working rig count in the United States has increased 51% from last year’s first quarter.

Cost of services rendered and goods sold for the first quarter ended March 31, 2001, was $34,062,000 compared to $21,089,000 for the first quarter ended March 31, 2000, an increase of $12,973,000 or 62%.  Cost of services rendered and goods sold, as a percent of revenues, decreased from 59% in 2000 to 54% in 2001.  This improvement resulted from a favorable operating environment allowing for better utilization of our equipment and personnel, and better pricing.

Selling, general and administrative expenses for the first quarter ended March 31, 2001 were $12,232,000 compared to $7,226,000 for the first quarter ended March 31, 2000, an increase of  $5,006,000 or 69%. This increase was due to additional overhead required to administer the significant growth in the company’s oil and gas services business lines. Selling, general and administrative expenses as a percent of revenues fell from 20 percent in 2000 to 19 percent in 2001.

Depreciation and amortization was $5,552,000 for the first quarter ended March 31, 2001, an increase of $1,323,000 or 31 percent compared to $4,229,000 in 2000. This increase in depreciation and amortization resulted primarily from capital expenditures relating to the new pressure pumping service line, and various maintenance and growth capital expenditures in other oil and gas service lines.

Operating profit for the first quarter ended March 31, 2001 was $10,887,000, an increase of $7,548,000 compared to an operating profit of $3,339,000 in 2000. This significant improvement in operating profit resulted from improvements in industry conditions in 2001 compared to 2000, as discussed above.

Interest income was $193,000 in the first quarter of 2001 compared to $317,000 in the first quarter of 2000. RPC generates interest income from investment of its available cash primarily in marketable securities. The decrease in interest income results primarily from a decrease in investment balances.

Income from continuing operations (net of income taxes) improved $4,603,000 from $2,267,000 in 2000 to  $6,870,000 in 2001. This improvement is consistent with the increases in operating profit, as the income tax rate was the same in both periods.

Income from discontinued operation (net of income taxes) is from RPC’s powerboat manufacturing segment, classified as a discontinued operation, which earned $1,486,000 in 2001 compared to $6,696,000 in 2000, a decrease of $5,210,000 or 78 percent. This decrease was primarily due to the after-tax gain of $4,227,000 from the settlement of a claim.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the three months ended March 31, 2001 was $15,218,000 compared to $12,313,000 for the three months ended March 31, 2000, a $2,905,000 or 24% increase.  The increase is due to increased net income offset by increased working capital requirements necessary to support the increased business activity levels.

Cash used for investing activities for the three months ended March 31, 2001 was $12,356,000 compared to $4,854,000, for the three months ended March 31, 2000, a $7,502,000 increase.  The increase relates primarily to higher capital expenditures.  These expenditures included revenue-producing equipment purchases in both the Technical Services and Support Services business segments.

Cash used for financing activities for the three months ended March 31, 2001 was $982,000 compared to $1,413,000, for the three months ended March 31, 2000, a $431,000 or 31% decrease.  This decrease is primarily due to additional cash generated in 2001 in connection with exercises of employee stock options.

Funding for future liquidity and capital resource requirements is expected to be provided primarily from cash generated from operations.

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following:  the volatility of oil prices, inability to identify or complete acquisitions, adverse weather conditions, inability to attract and retain skilled employees, personal injury or property damage claims, the changes in the supply and demand for oil and gas.

ITEM 3.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RPC maintains an investment portfolio, comprised of U.S. Government and corporate debt securities, which is subject to interest rate risk exposure.  This risk is managed through conservative policies to invest in high-quality obligations.  RPC has performed an interest rate sensitivity analysis using a duration model over the near term with a 10 percent change in interest rates.  RPC’s portfolio is not subject to material interest rate risk exposure based on this analysis.  RPC does not expect any material changes in market risk exposures or how those risks are managed.

RPC, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit Number	Description

	3.1	RPC’s restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the 1999 Form 10-K.

	3.2	By-laws of RPC (incorporated herein by reference to Exhibit (3)(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

	4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

	10.1	Tax Sharing Agreement by and between RPC, Inc. and Marine Products Corporation (Incorporated by reference to Exhibit 10.5 to the Marine Products Corporation Registration Statement on Form 10 filed with the SEC on February 12, 2001).

	10.2	Employee Benefits Agreement by and between RPC, Inc., Marine Products Corporation and Chaparral Boats, Inc.(Incorporated by reference to Exhibit 10.3 to the Marine Products Corporation Registration Statement on Form 10 filed with the SEC on February 12, 2001).

	10.3	Transaction Support Services Agreement by and between RPC, Inc. and Marine Products Corporation (Incorporated by reference to Exhibit 10.4 to the Marine Products Corporation Registration Statement on Form 10 filed with the SEC on February 12, 2001).

(b)	Reports on Form 8-K

A report on Form 8-K/A was filed on February 13, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Richard A. Hubbell
Date: May 14, 2001	Richard A. Hubbell
President and Chief Operating Officer

/s/ Ben M. Palmer
Date: May 14, 2001	Ben M. Palmer
Treasurer and Chief Financial Officer