Form 10-Q
period 2001-06-30
RPC INC
filed 2001-08-14
CIK 742278

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

Registrant's telephone number, including area code—(404) 321-2140

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of June 30, 2001, RPC, Inc. had 28,424,237 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001, AND DECEMBER 31, 2000
(In thousands)

	June 30, 2001 (Unaudited)	December 31, 2000 (Audited)
ASSETS
Cash and cash equivalents	$9,507	$5,437
Marketable securities	—	3,888
Accounts receivable, net	61,012	55,485
Inventories, at lower of cost or market	8,812	7,212
Deferred income taxes	6,514	6,837
Prepaid expenses and other current assets	1,400	2,322

Current assets	87,245	81,181
Equipment and property, net	99,101	85,032
Marketable securities	—	13,868
Intangibles, net	5,094	4,044
Other assets	1,092	1,197
Net assets of discontinued operation	—	92,593

Total assets	$192,532	$277,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$17,825	$10,237
Accrued payroll and related expenses	8,120	7,108
Accrued insurance expenses	5,768	5,927
Accrued state, local and other taxes	3,437	3,804
Short-term debt	1,588	470
Other accrued expenses	2,277	2,904
Federal income taxes payable	275	2,937

Current liabilities	39,290	33,387
Payable to Marine Products Corporation	—	68,276
Long-term accrued insurance expenses	4,411	5,007
Long-term debt	1,560	848
Deferred income taxes	1,389	1,078

Total liabilities	46,650	108,596

Common stock	2,842	2,830
Capital in excess of par value	23,391	22,541
Earnings retained	119,649	143,948

Total stockholders' equity	145,882	169,319

Total liabilities and stockholders' equity	$192,532	$277,915

The accompanying notes are an integral part of these statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001, AND 2000
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues	$70,830	$39,864	$133,564	$75,747
Cost of services rendered and goods sold	38,369	23,921	72,431	45,010

Gross profit	32,461	15,943	61,133	30,737
Selling, general and administrative expenses	11,114	8,552	23,347	15,784
Depreciation and amortization	5,681	4,470	11,233	8,699

Operating profit	15,666	2,921	26,553	6,254
Interest, net	16	(373)	(177)	(696)

Income before income taxes	15,650	3,294	26,730	6,950
Income tax provision	5,947	1,252	10,157	2,641

Income from continuing operations	9,703	2,042	16,573	4,309
Income from discontinued operation, net of income taxes	—	3,121	1,486	9,817

Net Income	$9,703	$5,163	$18,059	$14,126

Earnings per share—Basic
Income from continuing operations	$0.35	$0.07	$0.59	$0.15
Income from discontinued operation	—	0.12	0.05	0.36

Net income	$0.35	$0.19	$0.64	$0.51

Earnings per share—Diluted
Income from continuing operations	$0.34	$0.07	$0.58	$0.15
Income from discontinued operation	—	0.11	0.05	0.35

Net income	$0.34	$0.18	$0.63	$0.50

Average shares outstanding
Basic	27,937	27,834	27,922	27,831

Diluted	28,472	28,258	28,425	28,210

The accompanying notes are an integral part of these statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001, and 2000
(In thousands)
(Unaudited)

	Six months ended June 30,
	2001	2000
OPERATING ACTIVITES
Net income	$16,573	$4,309
Noncash charges to earnings:
Depreciation and amortization	11,285	8,757
Loss on sale of equipment and property	25	74
Deferred income tax provision	634	36
(Increase) decrease in assets, excluding effect of businesses acquired:
Accounts receivable	(5,527)	(6,069)
Federal income taxes receivable	—	1,806
Inventories	(1,283)	(1,161)
Prepaid expenses and other current assets	922	402
Other non-current assets	105	(172)
Increase (decrease) in liabilities:
Accounts payable	7,588	(3,099)
Federal income taxes payable	(2,645)	938
Accrued payroll and related expenses	1,012	634
Accrued insurance expenses	(755)	(572)
Other accrued expenses	(994)	(588)
Net cash (used for) provided by discontinued operation	(614)	9,221

Net cash provided by operating activities	26,326	14,516

INVESTING ACTIVITIES
Capital expenditures	(23,686)	(19,761)
Purchase of businesses	(3,105)	—
Proceeds from sale of equipment and property	1,539	780
Net sale of marketable securities	17,756	5,793
Transfer of cash and marketable securites to Marine Products Corporation	(13,833)	—

Net cash used for investing activities	(21,329)	(13,188)

FINANCING ACTIVITIES
Dividend distributions	(1,701)	(1,975)
Increase in (reduction of) debt	580	(274)
Cash paid for common stock purchased and retired	(226)	(181)
Proceeds from exercise of stock options	420	89

Net cash used for financing activities	(927)	(2,341)

Net increase (decrease) in cash and cash equivalents	4,070	(1,013)
Cash and cash equivalents at beginning of period	5,437	4,847

Cash and cash equivalents at end of period	$9,507	$3,834

The accompanying notes are an integral part of these statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SPIN-OFF TRANSACTION

    On February 12, 2001, the Board of Directors of RPC, Inc. ("RPC") approved the spin-off of Chaparral Boats, Inc. ("Chaparral"), RPC's Powerboat Manufacturing Segment (the "spin-off"). RPC accomplished the spin-off on February 28, 2001 by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation, a Delaware corporation ("Marine Products"), and then distributing the common stock of Marine Products to RPC stockholders. RPC stockholders received 0.6 share of Marine Products Common Stock for each share of RPC Common Stock owned as of the record date.

    Marine Products has been accounted for as a discontinued operation and the accompanying consolidated financial statements separately reflect the net assets and operations of this discontinued operation. As part of the spin-off, RPC transferred $13.8 million in cash and marketable securities to Marine Products. Also as part of the spin-off, a $53.6 million payable to Marine Products was cancelled.

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

    In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, the results of operations for the quarter and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000.

    The results of operations for the quarter and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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

    In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other

Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Beginning in the first quarter of 2002, if an impairment occurs, the adoption of SFAS No. 142 could have an adverse effect on the Company's future results of operations.

5. ACQUISITIONS

    Effective February 2001, RPC purchased the assets of Sooner Testing, Inc. ("Sooner") for a total consideration of $4.4 million, plus an earnout based on future operating results of Sooner. The earnout payments, if any, will be paid annually in accordance with the agreement between the Company and Sooner and will be recorded as goodwill when paid. Sooner is in the pressure pumping business. Operating results of Sooner have been included in the accompanying financial statements since the date of acquisition. The purchase was funded by $3.1 in cash and a promissory note of $1.25 million payable in three annual installments, plus interest at prime rate. The acquisition has been accounted for using the purchase method of accounting. The purchase cost has been allocated to the assets acquired based on estimated fair values as follows:

(in thousands)
Inventory	$317
Vehicles	1,655
Operating equipment	1,133
Goodwill	1,250

Total cost	$4,355

    The Consolidated Statements of Cash Flow for the six months ended June 30, 2001 excludes the $1.25 million promissory note payable issued in connection with this acquisition. This amount has been recorded as goodwill.

6. BUSINESS SEGMENT INFORMATION

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

    RPC evaluates the performance of its segments based on revenues, operating profits, and earnings before interest, taxes, deprecation and other non-cash charges (EBITDA). RPC's balance sheets are generally managed on a consolidated basis and therefore it is impractical to report assets by business segment.

    Certain information with respect to RPC's continuing business segments is set forth in the following table:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Revenues:
Technical services	$53,580	$25,822	$100,502	$49,994
Support Services	14,200	10,495	26,738	18,794
Other	3,050	3,547	6,324	6,959

Total revenues	$70,830	$39,864	$133,564	$75,747

Operating income (loss):
Technical services	$12,498	$2,868	$21,888	$5,813
Support Services	4,772	492	7,623	1,515
Other	(510)	54	(668)	(160)

Total operating income	$16,760	$3,414	$28,843	$7,168

Corporate expenses	1,094	493	2,290	914
Interest, net	16	(373)	(177)	(696)

Income before income taxes	$15,650	$3,294	$26,730	$6,950

EBITDA:
Technical services	$16,202	$5,239	$28,893	$10,366
Support Services	6,526	2,412	11,252	5,293
Other and Corporate	(1,356)	(313)	(2,307)	(648)

Total EBITDA	$21,372	$7,338	$37,838	$15,011

RPC, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

    Revenues for the second quarter ended June 30, 2001, increased $30,966,000 or 78 percent to $70,830,000 compared to $39,864,000 for the quarter ended June 30, 2000. The Technical Services segment revenues of $53,580,000 increased 107 percent from last year's second quarter of $25,822,000. The Support Services segment revenues for the quarter ended June 30, 2001, of $14,200,000 increased 35 percent from last year's second quarter revenues of $10,495,000. These increases were due to higher customer drilling and production enhancement activities domestically, driven by strong demand for energy and corresponding higher prices for oil and natural gas. During the second quarter 2001, the average working rig count in the United States had increased 47 percent from last year's second quarter. The Company has realized much higher growth in revenues within Technical Services' value-added service lines such as pressure pumping.

    Cost of services rendered and goods sold for the second quarter ended June 30, 2001, was $38,369,000 compared to $23,921,000 for the second quarter ended June 30, 2000, an increase of $14,448,000 or 60 percent. Cost of services rendered and goods sold, as a percent of revenues, decreased from 60 percent in 2000 to 54 percent in 2001. This improvement resulted from a favorable operating environment allowing for better utilization of our equipment and personnel, and better pricing.

    Selling, general and administrative expenses for the second quarter ended June 30, 2001 were $11,114,000 compared to $8,552,000 for the second quarter ended June 30, 2000, an increase of $2,562,000 or 30 percent. This increase was due to additional overhead required to administer the significant growth in the company's oil and gas services business lines. Selling, general and administrative expenses as a percent of revenues fell from 21 percent in 2000 to 16 percent in 2001.

    Depreciation and amortization was $5,681,000 for the second quarter ended June 30, 2001, an increase of $1,211,000 or 27 percent compared to $4,470,000 in 2000. This increase in depreciation and amortization resulted primarily from capital expenditures relating to the new pressure pumping service line, and various maintenance and growth capital expenditures in other oil and gas service lines.

    Operating profit for the second quarter ended June 30, 2001 was $15,666,000 an increase of $12,745,000 compared to an operating profit of $2,921,000 in 2000. This significant improvement in operating profit resulted from improvements in industry conditions in 2001 compared to 2000, leading to improved operating leverage.

    Interest, net was an expense of $16,000 in the second quarter of 2001 compared to income of $373,000 in the second quarter of 2000. RPC generates interest income from investment of its available cash primarily in marketable securities. The swing in interest from income to expense resulted primarily from a decrease in investment balances, due to a transfer of cash and marketable securities to Marine Products in connection with the spin-off.

    Income from continuing operations (net of income taxes) increased $7,661,000 from $2,042,000 in 2000 to $9,703,000 in 2001. This improvement is consistent with the increases in operating profit, as the income tax rate was the same in both periods.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

    Revenues for the six months ended June 30, 2001, increased $57,817,000 or 76 percent to $133,564,000 compared to $75,747,000 for the six months ended June 30, 2000. The Technical Services segment revenues of $100,502,000 increased 101 percent from last year's six months of $49,994,000. The Support Services segment revenues for the six months ended June 30, 2001, of $26,738,000 increased 42 percent from revenues of $18,794,000 for the six months ended June 30, 2000. These increases were due to higher customer drilling and production enhancement activity levels relating to higher and more stable oil and gas prices. During the first six months of 2001, the average working rig count in the United States increased 47 percent from the first six months of 2000.

    Cost of services rendered and goods sold for the six months ended June 30, 2001, was $72,431,000 compared to $45,010,000 for the six months ended June 30, 2000, an increase of $27,421,000 or 61 percent. Cost of services rendered and goods sold, as a percent of revenues, decreased from 59 percent in 2000 to 54 percent in 2001. This improvement resulted from a favorable operating environment allowing for better utilization of our equipment and personnel, and better pricing.

    Selling, general and administrative expenses for the six months ended June 30, 2001 were $23,347,000 compared to $15,784,000 for the six months ended June 30, 2000, an increase of $7,563,000 or 48 percent. This increase was due to additional overhead required to administer the significant growth in the company's oil and gas services business lines. Selling, general and administrative expenses as a percent of revenues fell from 21 percent in 2000 to 17 percent in 2001.

    Depreciation and amortization was $11,233,000 for the six months ended June 30, 2001, an increase of $2,534,000 or 29 percent compared to $8,699,000 in 2000. This increase in depreciation and amortization resulted primarily from capital expenditures relating to the new pressure pumping service line, and various maintenance and growth capital expenditures in other oil and gas service lines.

    Operating profit for the six months ended June 30, 2001 was $26,553,000, an increase of $20,299,000 compared to an operating profit of $6,254,000 in 2000. This significant improvement in operating profit resulted from improvements in industry conditions in 2001 compared to 2000, as discussed above.

    Interest income was $177,000 in the six months of 2001 compared to $696,000 in the six months of 2000. RPC generates interest income from investment of its available cash primarily in marketable securities. The decrease in interest income results primarily from a decrease in investment balances, due to the transfer of cash and securities to Marine Products Corporation in connection with the spin-off.

    Income from continuing operations (net of income taxes) improved $12,264,000 from $4,309,000 in 2000 to $16,573,000 in 2001. This improvement is consistent with the increases in operating profit, as the income tax rate was the same in both periods.

    Income from discontinued operation (net of income taxes) is from RPC's powerboat manufacturing segment, classified as a discontinued operation, which earned $1,486,000 in 2001 compared to $9,817,000 in 2000. The 2001 amount includes the results for the first two months before the spin-off while the 2000 amount includes results for six months and an after-tax gain of $4,227,000 from the settlement of a claim.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities for the six months ended June 30, 2001 was $26,326,000 compared to $14,516,000 for the six months ended June 30, 2000, a $11,810,000 or 81 percent increase.

The increase is due to increased net income partially offset by increased working capital requirements necessary to support the increased business activity levels.

    Cash used for investing activities for the six months ended June 30, 2001 was $21,329,000 compared to $13,188,000, for the six months ended June 30, 2000, a $8,141,000 increase. The increase relates primarily to higher capital expenditures and the acquisition of the assets of Sooner Testing, Inc. Capital expenditures included revenue-producing equipment purchases in both the Technical Services and Support Services business segments.

    Cash used for financing activities for the six months ended June 30, 2001 was $927,000 compared to $2,341,000, for the six months ended June 30, 2000, a $1,414,000 or 60 percent decrease. This decrease in cash used is primarily due to additional cash generated in 2001 in connection with exercises of employee stock options and the increase in debt.

    Funding for future liquidity and capital resource requirements is expected to be provided primarily from cash generated by operations.

    In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Beginning in the first quarter of 2002, if an impairment occurs, the adoption of SFAS No. 142 could have an adverse effect on the Company's future results of operations.

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

    The words "may," "will," "expect," "believe," "anticipate," "project," "estimate," and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the volatility of oil and natural gas prices, inability to identify or complete acquisitions, adverse weather conditions, inability to attract and retain skilled employees, personal injury or property damage claims, the changes in the supply and demand for oil and gas.

RPC, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of June 30, 2001, there were no material amount of marketable securities held by RPC.

    As of June 30, 2001, RPC had debt with variable interest rates which exposes RPC to certain market risks. RPC has performed an interest rate sensitivity analysis using a duration model over the term of the debt with a 10 percent change in interest rates. RPC is not subject to material interest rate risk exposure based on this analysis, and no material changes in market risk exposures or how those risks are managed is expected.

RPC, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

    None

ITEM 2. Changes in Securities

    None

ITEM 3. Defaults Upon Senior Securities

    None

ITEM 4. Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Stockholders was held on April 24, 2001. At the meeting, stockholders elected one Class II director and three Class III directors for the terms expiring in 2003 and 2004, respectively. Results of the voting were as follows:

Election of Class II director	For	Withheld
Linda H. Graham	26,181,247	268,262
Election of Class III directors
Wilton Looney	26,332,044	117,465
Gary W. Rollins	26,298,975	150,534
James A. Lane, Jr.	26,299,575	149,934

ITEM 5. Other Information

    None

RPC, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

    a) Exhibits

Exhibit Number	Description
3.1	RPC's restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the 1999 Form 10-K.
3.2	By-laws of RPC (incorporated herein by reference to Exhibit (3)(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1
Tax Sharing Agreement by and between RPC, Inc. and Marine Products Corporation (Incorporated by reference to Exhibit 10.5 to the Marine Products Corporation Registration Statement on Form 10 (File No. 1-16263) filed with the SEC on February 12, 2001).
10.2
Employee Benefits Agreement by and between RPC, Inc., Marine Products Corporation and Chaparral Boats, Inc.(Incorporated by reference to Exhibit 10.3 to the Marine Products Corporation Registration Statement on Form 10 (File No. 1-16263) filed with the SEC on February 12, 2001).
10.3
Transaction Support Services Agreement by and between RPC, Inc. and Marine Products Corporation (Incorporated by reference to Exhibit 10.4 to the Marine Products Corporation Registration Statement on Form 10 (File No. 1-16263) filed with the SEC on February 12, 2001).

    b) Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.
Date: August 14, 2001
/s/ RICHARD A. HUBBELL Richard A. Hubbell President and Chief Operating Officer
Date: August 14, 2001
/s/ BEN M. PALMER Ben M. Palmer Treasurer and Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
RPC, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
PART II. OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K