Form 10-Q
period 2001-09-30
RPC INC
filed 2001-11-14
CIK 742278

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of September 30, 2001, RPC, Inc. had 28,676,728 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001, AND DECEMBER 31, 2000
(In thousands)

	September 30, 2001 (Unaudited)	December 31, 2000 (Audited)
ASSETS
Cash and cash equivalents	$5,870	$5,437
Marketable securities	—	3,888
Accounts receivable, net	70,933	55,485
Inventories	9,018	7,212
Deferred income taxes	7,129	6,837
Prepaid expenses and other current assets	1,402	2,322

Current assets	94,352	81,181
Equipment and property, net	112,355	85,032
Marketable securities	—	13,868
Intangibles, net	7,910	4,044
Other assets	1,262	1,197
Net assets of discontinued operation	—	92,593

Total assets	$215,879	$277,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$16,859	$10,237
Accrued payroll and related expenses	8,461	7,108
Accrued insurance expenses	7,020	5,927
Accrued state, local and other taxes	4,456	3,804
Short-term debt	7,373	470
Other accrued expenses	2,308	2,904
Federal income taxes payable	2,138	2,937

Current liabilities	48,615	33,387
Payable to Marine Products Corporation	—	68,276
Long-term accrued insurance expenses	3,943	5,007
Long-term debt	3,045	848
Deferred income taxes	1,301	1,078

Total liabilities	56,904	108,596

Common stock	2,868	2,830
Capital in excess of par value	27,195	22,541
Earnings retained	128,912	143,948

Total stockholders' equity	158,975	169,319

Total liabilities and stockholders' equity	$215,879	$277,915

The accompanying notes are an integral part of these statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001, AND 2000
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues	$75,674	$51,116	$209,238	$126,863
Cost of services rendered and goods sold	39,862	28,522	112,293	73,532

Gross profit	35,812	22,594	96,945	53,331
Selling, general and administrative expenses	12,820	8,865	36,167	24,649
Depreciation and amortization	6,791	4,740	18,024	13,439

Operating profit	16,201	8,989	42,754	15,243
Interest expense (income), net	138	(341)	(39)	(1,037)

Income before income taxes	16,063	9,330	42,793	16,280
Income tax provision	6,104	3,545	16,261	6,186

Income from continuing operations	9,959	5,785	26,532	10,094
Income from discontinued operation, net of income taxes	—	2,332	1,486	12,149

Net Income	$9,959	$8,117	$28,018	$22,243

Earnings per share—Basic
Income from continuing operations	$0.35	$0.21	$0.95	$0.36
Income from discontinued operation	—	0.08	0.05	0.44

Net income	$0.35	$0.29	$1.00	$0.80

Earnings per share—Diluted
Income from continuing operations	$0.35	$0.21	$0.93	$0.36
Income from discontinued operation	—	0.08	0.05	0.43

Net income	$0.35	$0.29	$0.98	$0.79

Average shares outstanding
Basic	28,207	27,844	28,021	27,835

Diluted	28,708	28,312	28,528	28,243

The accompanying notes are an integral part of these statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001, and 2000
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2001	2000
OPERATING ACTIVITES
Net Income	$28,018	$22,243
Noncash charges (credits) to earnings:
Depreciation and amortization	18,100	13,527
Loss (gain) on sale of equipment and property	39	(1,138)
Deferred income tax provision	(69)	(614)
Income from discontinued operation	(1,486)	(12,149)
(Increase) decrease in assets, excluding effect of businesses acquired:
Accounts receivable	(15,448)	(13,270)
Federal income taxes receivable	—	1,806
Inventories	(1,489)	(1,574)
Prepaid expenses and other current assets	920	455
Other non-current assets	(65)	(183)
Increase (decrease) in liabilities:
Accounts payable	6,622	(897)
Federal income taxes payable	(614)	3,958
Accrued payroll and related expenses	1,353	787
Accrued insurance expenses	29	734
Other accrued expenses	56	(227)
Net cash (used for) provided by discontinued operation	(614)	8,865

Net cash provided by operating activities	35,352	22,323

INVESTING ACTIVITIES
Capital expenditures	(35,441)	(26,503)
Purchase of businesses	(8,391)	—
Proceeds from sale of equipment and property	1,804	2,552
Net sale of marketable securities	17,756	5,955
Transfer of cash and marketable securites to Marine Products Corporation	(13,833)	—

Net cash used for investing activities	(38,105)	(17,996)

FINANCING ACTIVITIES
Dividend distributions	(2,419)	(2,964)
Increase in (reduction of) debt	5,850	(708)
Cash paid for common stock purchased and retired	(678)	(184)
Proceeds from exercise of stock options	433	111

Net cash provided by (used for) financing activities	3,186	(3,745)

Net increase in cash and cash equivalents	433	582
Cash and cash equivalents at beginning of period	5,437	4,847

Cash and cash equivalents at end of period	$5,870	$5,429

The accompanying notes are an integral part of these statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
SPIN-OFF TRANSACTION

  On February 12, 2001, the Board of Directors of RPC, Inc. ("RPC") approved the spin-off of Chaparral Boats, Inc. ("Chaparral"), RPC's Powerboat Manufacturing Segment (the "Spin-off"). RPC accomplished the Spin-off on February 28, 2001 by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation ("Marine Products"), a Delaware corporation, and then distributing the common stock of Marine Products to RPC stockholders. RPC stockholders received 0.6 share of Marine Products Common Stock for each share of RPC Common Stock owned as of the record date.

  Marine Products has been accounted for as a discontinued operation and the accompanying consolidated financial statements separately reflect the net assets and operations of this discontinued operation. As part of the Spin-off, RPC transferred $13.8 million in cash and marketable securities to Marine Products. Also as part of the Spin-off, a $53.8 million payable to Marine Products was cancelled.

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

  In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, the results of operations for the quarter and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000.

  The results of operations for the quarter and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

3.
EARNINGS PER SHARE

  Basic and diluted earnings per share are computed by dividing net income by the respective weighted average number of shares outstanding during the respective periods.

  A reconciliation of the weighted shares outstanding is as follows:

	Three months ended Sept 30,		Nine months ended Sept 30,
	2001	2000	2001	2000
	(In thousands)
Basic	28,207	27,844	28,021	27,835
Dilutive effect of stock options and restricted shares	501	468	507	408

Diluted	28,708	28,312	28,528	28,243

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

  In June 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Beginning in the first quarter of 2002, if an impairment occurs, the adoption of SFAS No. 142 could have an adverse effect on the Company's future results of operations. The Company has not completed its analysis of the impact of adoption of SFAS No. 142.

  In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company plans to adopt SFAS No. 143 in January 2003. Management has determined the adoption of this statement will not have a material effect on the Consolidated Financial Statements of the Company.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company plans to adopt SFAS No. 144 in January 2002. Management does not believe the adoption of this statement will have a material effect on the Consolidated Financial Statements of the Company.

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

(In thousands)
Inventory	$317
Operating equipment and vehicles	2,788
Goodwill	1,250

Total cost	$4,355

  The Consolidated Statements of Cash Flow for the nine months ended September 30, 2001 excludes the $1.25 million promissory note payable issued in connection with this acquisition. This amount has been recorded as goodwill.

  On July 9, 2001, RPC purchased the assets of Mathews Energy Services Inc. ("Mathews"), a pressure pumping company, for a total consideration of $11 million plus an earnout based on future operating results of Mathews. The earnout payments, if any, will be made annually starting 2002, in accordance with the agreement between the Company and Mathews and will be recorded as goodwill when paid. The purchase was funded with $5.0 million in cash, $4.0 million in stock and a promissory note of $2.0 million, payable in full after four years, plus interest payable quarterly at prime rate. Operating results of Mathews have been included in the accompanying financial statements since the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. The purchase cost has been allocated to the assets acquired based on estimated fair values as follows:

(in thousands)
Operating equipment	$7,396
Other assets	648
Goodwill and other intangibles	2,956

Total cost	$11,000

  The Consolidated Statements of Cash Flow for the nine months ended September 30, 2001 excludes the $2 million promissory note payable and $4 million in stock issued in connection with this acquisition.

  Payments totaling $286,000 have made in connection with the earnouts related to previous acquisitions.

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

  RPC evaluates the performance of its segments based on revenues, operating profits, and earnings before interest, taxes, depreciation and other non-cash charges (EBITDA). Results for 2000 have been reallocated between Technical and Support Services to ensure consistency with the amounts reported for 2001.

  Certain information with respect to RPC's continuing business segments is set forth in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(In thousands)		(In thousands)
Revenues:
Technical Services	$58,987	$35,178	$159,489	$85,172
Support Services	13,785	12,617	40,523	31,411
Other	2,902	3,321	9,226	10,280

Total revenues	$75,674	$51,116	$209,238	$126,863

Operating income(loss):
Technical Services	$12,545	$6,068	$34,433	$11,881
Support Services	4,881	3,689	12,504	5,204
Other	(160)	(237)	(828)	(397)

Total operating income	$17,266	$9,520	$46,109	$16,688

Corporate expenses	1,065	531	3,355	1,445
Interest expense (income), net	138	(341)	(39)	(1,037)

Income before income taxes	$16,063	$9,330	$42,793	$16,280

EBITDA:
Technical Services	$17,372	$8,724	$46,265	$19,090
Support Services	6,569	5,623	17,821	10,916
Other and Corporate	(925)	(588)	(3,232)	(1,236)

Total EBITDA	$23,016	$13,759	$60,854	$28,770

RPC, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

    Revenues  for the third quarter ended September 30, 2001, increased $24,558,000 or 48 percent to $75,674,000 compared to $51,116,000 for the quarter ended September 30, 2000. The Technical Services segment revenues of $58,987,000 increased 68 percent from last year's third quarter of $35,178,000. The Support Services segment revenues for the quarter ended September 30, 2001, of $13,785,000 increased nine percent from last year's third quarter revenues of $12,617,000. These increases were due to higher customer drilling and production enhancement activities domestically. During the third quarter 2001, the average working rig count in the United States had increased 26 percent from last year's third quarter. The Company has realized higher percentage growth in revenues within Technical Services' value-added service lines such as pressure pumping because of investments in new equipment coupled with acquisitions.

    Cost of services rendered and goods sold  for the third quarter ended September 30, 2001, was $39,862,000 compared to $28,522,000 for the third quarter ended September 30, 2000, an increase of $11,340,000 or 40 percent. Cost of services rendered and goods sold, as a percent of revenues, decreased from 56 percent in 2000 to 53 percent in 2001. This improvement resulted from a favorable operating environment allowing for better utilization of our equipment and personnel, and better pricing.

    Selling, general and administrative expenses  for the third quarter ended September 30, 2001 were $12,820,000 compared to $8,865,000 for the third quarter ended September 30, 2000, an increase of $3,955,000 or 45 percent. This increase was due to additional overhead required to administer the significant growth in the company's oil and gas services business lines. Selling, general and administrative expenses as a percent of revenues remained at 17 percent in 2000 and 2001.

    Depreciation and amortization  was $6,791,000 for the third quarter ended September 30, 2001, an increase of $2,051,000 or 43 percent compared to $4,740,000 in 2000. This increase in depreciation and amortization resulted primarily from capital expenditures relating to the new pressure pumping service line, and various maintenance and growth capital expenditures in other oil and gas service lines.

    Operating profit  for the third quarter ended September 30, 2001 was $16,201,000 an increase of $7,212,000 compared to an operating profit of $8,989,000 in 2000. This significant improvement in operating profit resulted from improvements in industry conditions in 2001 compared to 2000, leading to improved operating leverage, as discussed above.

    Interest expense (income), net  was an expense of $138,000 in the third quarter of 2001 compared to income of $341,000 in the third quarter of 2000. RPC generates interest income from investment of its available cash primarily in marketable securities. The decrease in interest income resulted primarily from interest on the promissory notes issued in connection with the acquisitions of Sooner and Mathews as well as a decrease in investment balances, due to the transfer of cash and marketable securities to Marine Products in connection with the Spin-off.

    Income from continuing operations  increased $4,174,000 from $5,785,000 in 2000 to $9,959,000 in 2001. This improvement is consistent with the increases in operating profit, as the income tax rate was the same in both periods.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

    Revenues  for the nine months ended September 30, 2001, increased $82,375,000 or 65 percent to $209,238,000 compared to $126,863,000 for the nine months ended September 30, 2000. The Technical Services segment revenues of $159,489,000 increased 87 percent from last year's nine months of $85,172,000. The Support Services segment revenues for the nine months ended September 30, 2001, of $40,523,000 increased 29 percent from revenues of $31,411,000 for the nine months ended September 30, 2000. These increases were due to higher customer drilling and production enhancement activity levels. During the first nine months of 2001, the average working rig count in the United States increased 39 percent from the first nine months of 2000.

    Cost of services rendered and goods sold  for the nine months ended September 30, 2001, was $112,293,000 compared to $73,532,000 for the nine months ended September 30, 2000, an increase of $38,761,000 or 53 percent. Cost of services rendered and goods sold, as a percent of revenues, decreased from 58 percent in 2000 to 54 percent in 2001. This improvement resulted from a favorable operating environment allowing for better utilization of our equipment and personnel, and better pricing.

    Selling, general and administrative expenses  for the nine months ended September 30, 2001 were $36,167,000 compared to $24,649,000 for the nine months ended September 30, 2000, an increase of $11,518,000 or 47 percent. This increase was due to additional overhead required to administer the significant growth in the company's oil and gas services business lines. Selling, general and administrative expenses as a percent of revenues fell from 19 percent in 2000 to 17 percent in 2001.

    Depreciation and amortization  was $18,024,000 for the nine months ended September 30, 2001, an increase of $4,585,000 or 34 percent compared to $13,439,000 in 2000. This increase in depreciation and amortization resulted primarily from capital expenditures relating to the new pressure pumping service line, and various maintenance and growth capital expenditures in other oil and gas service lines.

    Operating profit  for the nine months ended September 30, 2001 was $42,754,000, an increase of $27,511,000 compared to an operating profit of $15,243,000 in 2000. This significant improvement in operating profit resulted from improvements in industry conditions in 2001 compared to 2000, as discussed above.

    Interest expense (income), net  was $39,000 in the first nine months of 2001 compared to $1,037,000 in the first nine months of 2000. RPC generates interest income from investment of its available cash primarily in marketable securities. The decrease in interest income results primarily from interest on promissory notes issued in connection with the acquisitions of Sooner and Mathews and a decrease in investment balances, due to the transfer of cash and securities to Marine Products in connection with the Spin-off.

    Income from continuing operations  improved $16,438,000 from $10,094,000 in 2000 to $26,532,000 in 2001. This improvement is consistent with the increases in operating profit, as the income tax rate was the same in both periods.

    Income from discontinued operation (net of income taxes)  is from RPC's powerboat manufacturing segment, classified as a discontinued operation, which earned $1,486,000 in 2001 compared to $12,149,000 in 2000. The 2001 amount includes the results for the first two months before the Spin-off while the 2000 amount includes results for nine months and an after-tax gain of $4,227,000 from the settlement of a claim.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities for the nine months ended September 30, 2001, was $35,352,000 compared to $22,323,000 for the nine months ended September 30, 2000, a $13,029,000 or 58 percent increase. The increase is due to increased net income partially offset by increased working capital requirements necessary to support the increased business activity levels.

    Cash used for investing activities for the nine months ended September 30, 2001, was $38,105,000 compared to $17,996,000 for the nine months ended September 30, 2000, a $20,109,000 increase. The increase relates primarily to higher capital expenditures and the acquisition of Sooner and Mathews. Capital expenditures included revenue-producing equipment purchases in both the Technical Services and Support Services business segments.

    Cash provided by financing activities for the nine months ended September 30, 2001, was $3,186,000 compared to cash used of $3,745,000 for the nine months ended September 30, 2000, an increase of $6,931,000. This increase in cash provided is primarily due to the increase in debt for general corporate purposes.

    The prices of oil and natural gas have declined significantly during the third quarter, reflecting supply considerations and demand reductions caused by weakening economic conditions in the United States and globally. As a result of these declines, RPC is monitoring customer exploration and production activity levels very closely, and making conservative decisions regarding capital expenditures and other commitments.

    Funding for future liquidity and capital resource requirements is expected to be provided primarily from cash generated by operations.

    In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Beginning in the first quarter of 2002, if an impairment occurs, the adoption of SFAS No. 142 could have an adverse effect on the Company's future results of operations. The Company has not completed its analysis of the impact of adoption of SFAS No. 142.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company plans to adopt SFAS No. 143 in January 2003. Management has determined the adoption of this statement will not have a material effect on the Consolidated Financial Statements of the Company.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company plans to adopt SFAS No. 144 in January 2002. Management does not believe the adoption of this statement will have a material effect on the Consolidated Financial Statements of the Company.

FORWARD-LOOKING STATEMENTS

    Certain statements made in this report that are not historical facts are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, market risk exposure and the impact of SFAS No. 142 and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of September 30, 2001, there were no material amount of marketable securities held by RPC.

    As of September 30, 2001, RPC had debt with variable interest rates which exposes RPC to certain market risks. RPC has performed an interest rate sensitivity analysis using a duration model over the term of the debt with a 10 percent change in interest rates. RPC is not subject to material interest rate risk exposure based on this analysis, and no material changes in market risk exposures or how those risks are managed is expected.

    As of September 30, 2001, RPC had accounts receivable of $71 million (net of an allowance for doubtful accounts of $6 million). RPC is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the oil and gas industry.

RPC, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

    On July 9, 2001, RPC issued 280,446 unregistered shares of RPC common stock for a total consideration of $4.0 million in connection with the acquisition of Mathews. The shares were issued to Mathews Energy Services, Inc. pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

RPC, INC.
/s/ Richard A. Hubbell
Date: November 14, 2001	Richard A. Hubbell President and Chief Operating Officer
/s/ Ben M. Palmer
Date: November 14, 2001	Ben M. Palmer Treasurer and Chief Financial Officer

QuickLinks

RPC, INC. AND SUBSIDIARIES PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001, AND DECEMBER 31, 2000 (In thousands)
RPC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001, AND 2000 (In thousands except per share data) (Unaudited)
RPC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001, and 2000 (In thousands) (Unaudited)
RPC, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES