Form 10-K405
period 2001-12-31
RPC INC
filed 2002-03-22
CIK 742278

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission File No. 1-8726

RPC, INC.

Delaware (State of Incorporation)	58-1550825 (I.R.S. Employer Identification No.)

2170 Piedmont Road, NE
Atlanta, Georgia 30324
(404) 321-2140

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.10 Par Value (28,704,075 shares outstanding as of February 26, 2002)	Name of each exchange on which registered The New York Stock Exchange

        The aggregate market value of shares of common stock held by non-affiliates at February 26, 2002 was $160,732,188.

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes        ☐  No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Documents Incorporated by Reference

        Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 13 of this report.

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

ITEM 1. BUSINESS

        RPC, Inc. ("RPC") is a Delaware corporation originally organized in 1984 as part of a spin-off from Rollins, Inc. (NYSE:ROL). Two of RPC's businesses, Cudd Pressure Control ("Cudd") and Patterson Services ("Patterson"), have been in operation for more than 20 years. Effective February 28, 2001, RPC completed the spin-off of its powerboat manufacturing business through a distribution of shares of Marine Products Corporation ("Marine Products"). See "Discontinued Operation" for additional information.

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

        RPC's service lines have been aggregated into two reportable oil and gas services business segments—Technical Services and Support Services—because of the similarities between the financial performance and approach to managing these service lines within each of the segments as well as the economic and business conditions impacting their business activity levels. The other business segment includes information concerning RPC's business units that do not qualify for separate segment reporting. These business units include an overhead crane fabricator, and other non-oilfield operations.

        Technical Services include RPC's oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer's well. These services are generally directed toward improving the flow of oil and natural gas from producing formations or to address well control issues. The Technical Services business segment consists primarily of snubbing, coiled tubing, pressure pumping, nitrogen, well control, down-hole tools, wire line, fluid pumping, hot-tapping, gate valve drilling and casing installation services. The principal markets for this business segment include the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and international locations including primarily Africa, Latin America and Canada. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

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

Technical Services

        The following is a description of the primary service lines conducted within the Technical Services business segment:

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

        Coiled Tubing.    Coiled tubing services involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations. Coiled tubing is a flexible steel pipe with a diameter of less than five inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig. Principal advantages of employing coiled tubing in a workover include: (i) not having to "shut-in" the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit.

        Pressure Pumping Services.    Cudd provides pumping services to customers throughout the Gulf Coast and mid-continent regions of the United States. Cudd utilizes complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits Cudd to provide pressure pumping services in varying geographic areas. Principal materials utilized in the pressure pumping business include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and Cudd utilizes more than one supplier for each item. Pressure Pumping Services offered include:

    Fracturing—Fracturing services are performed to enhance the production of oil and natural gas from formations where the well's natural flow is restricted due to permeability issues. The fracturing process consists of pumping a fluid gel into a cased well at sufficient pressure to "fracture" the formation at desired depths. Sand, bauxite or synthetic proppant, which is suspended in the gel, is pumped into the fracture to prop it open. In some cases, fracturing is performed by an acid solution pumped under pressure without a proppant or with small amounts of proppant.

    Acidizing—Acidizing services are performed to enhance the flow rate of oil and natural gas from wells with reduced flow caused by formation damage due to drilling or completion fluids, or the buildup over time of various materials that block the formation. Acidizing entails pumping large volumes of specially formulated acids into reservoirs to dissolve barriers and enlarge crevices in the formation, thereby eliminating obstacles to the flow of oil and natural gas.

        Nitrogen.    There are a number of uses for nitrogen, an inert gas, in providing services to our oilfield customers. Used alone, it is effective in displacing fluids in various oilfield applications, including underbalanced drilling and pipeline purging.

        Well Control.    Cudd Pressure Control specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires domestically and internationally. In connection with these services, Cudd, along with Patterson Services, has the capacity to supply the equipment, expertise and personnel necessary to restore affected oil and gas wells to production. In the last five years, Cudd has responded to well control situations in several international locations including Argentina, Australia, Bolivia, Colombia, Egypt, India, Peru, Taiwan and Venezuela.

        Cudd Pressure Control's professional firefighting staff has more than 340 years of aggregate industry experience in responding to well fires and blowouts. This team of 17 experts responds to well control projects where hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred. In the most critical situations, there are explosive fires, the destruction of drilling and production facilities, substantial environmental damage and the loss of hundreds of thousands of dollars per day in production revenue. Since these events ordinarily arise from equipment failures or human error, it is impossible to predict accurately the timing or scope of this work. Additionally, less critical events frequently occur in connection with the drilling of new wells into high-pressure reservoirs. In these situations, Cudd is called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits.

        Down-hole Tools.    Cudd Pressure Control's division, ThruTubing Solutions (TTS) provides proprietary down-hole motors and fishing tools to operators and service companies throughout the oil and gas industry. TTS' experience for reliable tool services allows it to work with virtually any coiled tubing unit or snubbing unit that is equipped for the task.

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

        Casing and Torque-Turn Services.    Casing and laydown principally consists of installing casing and production tubing into a wellbore. Casing is run to protect the structural integrity of the wellbore and to seal various production zones in the well. These services are normally provided during the drilling and completion phases of a well. Production tubing is run inside the casing. Oil and natural gas are produced through the tubing. These services are provided during the completion and workover phases.

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

Support Services

        The following is a description of the primary service lines conducted within the Support Services business segment:

        Rental Tools.    RPC rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the well area and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their inventories with rental tools instead of maintaining a complete inventory of tools. RPC is strategically located to serve the major staging points for oil and gas activities in the Gulf of Mexico and mid-continent regions.

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

        Pipe Inspection and Handling Services.    Pipe inspection services involve the inspection and testing of the integrity of pipe used in oil and gas wells. These services are provided primarily at RPC's inspection yards located on a water channel near Houston, Texas, and in Morgan City, Louisiana. Customers rely on tubular inspection services to avoid failure of in-service tubing, casing, flowlines, and drill pipe. Such tubular failures are expensive and in some cases catastrophic RPC's yard in Houston, Texas is equipped with bulkhead waterfronts, large capacity cranes, specially designed forklifts, and a computerized inventory system to serve a variety of other storage and handling issues.

        Well Control School.    Well Control School provides industry and government accredited training for the oil and gas industry. Well Control School provides this training in various formats including conventional classroom training, interactive computer training and mobile simulator training. Well Control School also develops customized training solutions for clients.

        Energy Personnel International.    Energy Personnel International provides consultants to the oil and gas industry to meet customers' needs for staff engineering and wellsite management.

Industry

        United States.    The United States represents the largest single oilfield services market in the world. RPC provides its services to its U.S. customers through a network of strategic locations including the Gulf of Mexico, the mid-continent, the southwest and the Rocky Mountains. Demand for RPC's services in the U.S. is driven by the current and projected prices of oil and natural gas and the resulting drilling and production activity levels. Our business tends to be extremely volatile and fluctuates with the price level of these commodities and customer production-enhancement activities.

        Due to aging oilfields and lower-cost sources of oil internationally, drilling activity in the U.S. has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in 1999, with April 1999 recording the lowest U.S. drilling rig count in recorded history.

        Currently, the industry is in the midst of a decrease in drilling activity in North America. At the end of 2001, there were 887 working drilling rigs domestically compared to 1,114 at the end of 2000, a one year decrease of approximately 20 percent. Since 1991, gas drilling rigs have typically represented just over 50 percent of the total drilling rig count. However, gas-directed drilling rigs have averaged approximately 80 percent of the total domestic drilling rig count since the record low seen in the second quarter of 1999. Demand for natural gas is continuing to rise, primarily as a result of increased emphasis on gas-fired power generation. Based on the current demand for natural gas as well as the high well depletion rates experienced over the past several years, it is anticipated that gas-directed drilling will represent at least 70 percent of the total drilling rig count in the foreseeable future.

        Thus, in North America the demand for our services and products associated with natural gas development is currently more robust than demand related to oil drilling. We expect that the tremendous downturn in domestic drilling activity that took place in the fourth quarter of 2001 will continue during the first part of 2002. Drilling activity, and demand for our services, will increase when the domestic economy recovers and current high storage levels of natural gas decrease.

        International.    RPC operates in several countries including the major international oil and natural gas producing areas of Algeria, Argentina, Bolivia, Canada, Cameroon, Colombia, Gabon, Indonesia, Mexico and Venezuela. RPC provides services to its international customers through wholly-owned foreign subsidiaries or branch locations. The international market is somewhat less volatile than the U.S. market although prone to risk of political uncertainties. Due to the significant investment requirement and complexity of international projects, drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent producer in the U.S. International activities have been increasingly important to RPC's results of operations since 1995, when RPC implemented a strategy to expand its international presence. Refer to Note 13 in the Notes to Consolidated Financial Statements for further details.

Growth Strategies

        RPC's primary objective is to provide stockholders with excellent long-term returns on their investment through income growth and asset appreciation. This objective will be pursued through strategic investments and opportunities designed to enhance the long-term value of RPC while improving market share, product offerings and the profitability of existing businesses. Growth strategies are focused on selected areas and markets in which there exist opportunities for higher market growth or penetration or enhanced returns through consolidations or through the provision of proprietary value-added products and services. RPC intends to focus on specific market segments in which it believes that it has a competitive advantage or there exists significant growth potential.

        RPC seeks to expand its service capabilities through a combination of internal growth, acquisitions, joint ventures and strategic alliances. Because of the fragmented nature of the oil and gas services industry, RPC believes a number of attractive acquisition opportunities exist. The oil and gas services business includes a small number of dominant global competitors and a significant number of locally oriented businesses, many of which tend to be viable acquisition targets.

Customers

        Demand for RPC's services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. RPC's principal customers consist of major and independent oil and natural gas producing companies. During 2001, RPC provided oilfield services to several hundred customers, none of which accounted for more than 10 percent of consolidated revenues. While the loss of certain of RPC's largest customers could have a material adverse effect on Company revenues and operating results in the near term, management believes RPC would be able to obtain other customers for its services in the event of a loss of any of its largest customers.

Competition

        RPC operates in highly competitive areas of the oilfield services industry. The products and services of each of RPC's principal industry segments are sold in highly competitive markets, and its revenues and earnings are affected by changes in prices for our services, fluctuations in the level of activity in major markets, general economic conditions and governmental regulation. RPC competes with the oil and gas industry's largest integrated oilfield services companies. RPC believes that the principal competitive factors in the market areas that it serves are product and service quality, availability, price and technical proficiency.

Facilities/Equipment

        RPC's equipment consists primarily of oil and gas services equipment used either in servicing customer wells or provided on a rental basis for customer use. Substantially all of this equipment is owned and unencumbered. RPC both owns and leases regional and district facilities from which its oilfield services are provided to land-based and offshore customers. RPC's principal executive offices in Atlanta, Georgia are leased. RPC believes that its facilities are adequate for its current operations. RPC owns and operates five offshore liftboats. For additional information with respect to RPC's lease commitments, see Note 10 of the Notes to Consolidated Financial Statements.

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

Employees

        As of December 31, 2001, RPC had approximately 1,500 employees. None of the employees is represented by a union or covered by a collective bargaining agreement. RPC believes that it has good relations with its employees.

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

        For the first two months of 2001 and for the twelve months of 2000 and 1999, RPC's powerboat manufacturing business segment has been classified for accounting purposes as a discontinued operation in light of the spin-off of that business to RPC stockholders.

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

        Our ability to remain productive and profitable will depend substantially on our ability to attract and retain skilled workers. Our ability to expand our operations is in part impacted by our ability to increase our labor force. The demand for skilled oilfield employees is high and the supply is very limited. A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates paid by us, or both. If either of these events occurred, our capacity and profitability could be diminished and our growth potential could be impaired.

Our inability to perform services for a number of our large existing customers could have a material adverse effect on our business and operations.

        Our inability to continue to perform services for a number of our large existing customers could have a material adverse effect on our business and operations. Substantially all of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. We maintain reserves for estimated credit losses.

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

        Our business is significantly affected by environmental laws and other regulations relating to the oil and gas industry and by changes in such laws and the level of enforcement of such laws. We are unable to predict the level of enforcement of existing laws and regulations, how such laws and regulations may be interpreted by enforcement agencies or court rulings, or whether additional laws and regulations will be adopted. The adoption of laws and regulations curtailing exploration and development of oil and gas fields in our areas of operations for economic, environmental or other policy reasons would adversely affect our operations by limiting demand for our services. We also have potential environmental liabilities with respect to our offshore and onshore operations. We believe that our present operations substantially comply with applicable federal and state pollution control and environmental protection laws and regulations. We also believe that compliance with such laws has had no material adverse effect on our operations to date. However, such environmental laws are changed frequently. We are unable to predict whether environmental laws will in the future materially adversely affect our operations and financial condition.

Our international operations could have a material adverse effect on our business.

        Our operations in Africa, Canada and Latin America and other foreign countries, although presently limited, are subject to risks inherent in doing business in foreign countries. These risks include, but are not limited to, political changes, expropriation, currency restrictions and changes in currency exchange rates, taxes, and boycotts and other civil disturbances. Although it is impossible to predict the likelihood of such occurrences or their effect on our operations, our management believes that these risks are acceptable. However, the occurrence of any one of these events could have a material adverse effect on our operations.

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

ITEM 2. PROPERTIES

        RPC owns or leases 59 offices and operating facilities. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities of continuing operations are as follows:

Owned Locations

        Houston, Texas—Pipe storage terminal, inspection shed, and pipe coating facility

        Irving, Texas—Crane fabrication plant

        Houma, Louisiana—Oil and gas administrative office

        Morgan city, Louisiana—Pipe Cleaning Facility

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

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

Name and Office with Registrant	Age	Date First Elected to Office

R. Randall Rollins Chairman of the Board and Chief Executive Officer	70	1/24/84
Richard A. Hubbell President and Chief Operating Officer	57	1/27/87
Linda H. Graham Vice President and Secretary	65	1/27/87
Ben M. Palmer Vice President, Chief Financial Officer and Treasurer	41	7/8/96

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        RPC common stock is listed for trading on the New York Stock Exchange under the symbol RES. At the close of business on December 31, 2001, there were approximately 2,500 holders of record of common stock. The following table sets forth the high and low prices of RPC's common stock for each quarter in the years ended December 31, 2001 and 2000:

	2001			2000
Quarter	High	Low	Dividends	High	Low	Dividends

First	$15.350	$10.400	$0.035	$9.750	$5.375	$0.035
Second	16.300	11.450	0.025	10.750	8.938	0.035
Third	17.900	11.400	0.025	14.625	9.500	0.035
Fourth	17.900	12.300	0.025	15.625	10.000	0.035

        The Company has paid cash dividends since the third quarter of 1997. The Company expects to continue to pay cash dividends, subject to the earnings and financial condition of the Company and other relevant factors. After taking into consideration the spin-off in February 2001, the Company reduced the cash dividend in the second quarter of 2001 to $0.025 per share from $0.035 per share.

Item 6. Selected Financial Data

        The following summary financial data of RPC highlights selected historical financial data and should be read in conjunction with the consolidated financial statements included elsewhere in this document.

STATEMENT OF INCOME DATA:

Year Ended December 31,	2001	2000	1999	1998	1997

	(In thousands, except employee, per share amounts and percentages)
Revenues	$264,942	$184,215	$107,585	$140,777	$150,770
Cost of services rendered and goods sold	148,573	107,246	71,439	83,691	90,046

Gross profit	116,369	76,969	36,146	57,086	60,724
Selling, general and administrative expenses	49,747	34,630	23,364	30,529	27,694
Depreciation and amortization	25,434	17,805	15,837	14,877	11,857

Operating profit (loss)	41,188	24,534	(3,055)	11,680	21,173
Interest (expense) income	(65)	1,443	1,485	1,783	2,162

Income (loss) from continuing operations before income taxes	41,123	25,977	(1,570)	13,463	23,335
Income tax provision (benefit)	15,627	9,850	(603)	5,112	7,651

Income (loss) from continuing operations	25,496	16,127	(967)	8,351	15,684
Income from discontinued operation, net of income taxes	1,486	13,961	9,118	7,674	6,561

Net income	$26,982	$30,088	$8,151	$16,025	$22,245

Earnings per share—basic:
Income (loss) from continuing operations	$0.91	$0.58	$(0.03)	$0.29	$0.54
Income from discontinued operation	0.05	0.50	0.32	0.26	0.22

Net income	$0.96	$1.08	$0.29	$0.55	$0.76

Earnings per share—diluted:
Income (loss) from continuing operations	$0.89	$0.57	$(0.03)	$0.29	$0.53
Income from discontinued operation	0.05	0.49	0.32	0.26	0.22

Net income	$0.94	$1.06	$0.29	$0.55	$0.75

OTHER DATA:
EBITDA(a)	$66,724	$42,529	$12,907	$26,617	$33,208
Gross profit margin percent	43.9%	41.8%	33.6%	40.6%	40.3%
Operating margin percent	15.5%	13.3%	(2.8%)	8.3%	14.0%
Net cash provided by continuing operations	$55,938	$11,272	$16,419	$16,808	$23,462
Net cash used for investing activities	(52,817)	(19,890)	(16,352)	(17,145)	(24,680)
Net cash used for financing activities	(4,283)	(4,392)	(9,388)	(13,233)	(1,010)
Depreciation and amortization(b)	25,536	17,995	15,962	14,937	12,035
Capital expenditures	$45,850	$35,526	$20,319	$28,840	$19,800
Employees at end of period(c)	1,533	1,487	1,066	1,043	1,253
BALANCE SHEET DATA:
Accounts receivable, net	$46,928	$55,485	$33,454	$23,080	$30,550
Working capital	41,124	47,794	25,851	28,827	40,043
Property, plant and equipment, net	115,046	85,032	68,758	64,438	51,381
Total assets(d)	202,402	277,915	235,715	219,677	217,239
Long-term debt	2,937	848	1,547	636	1,315
Total stockholders' equity(d)	$156,436	$169,319	$142,808	$143,066	$139,376

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

(b)
Depreciation and amortization was derived from the statement of cash flows. This amount differs from depreciation and amortization presented on the statement of income due to depreciation related to the manufacturing of goods which is included in cost of services rendered and goods sold.

(c)
Represents employees of continuing operations for all periods presented.

(d)
Includes assets and stockholders' equity associated with the discontinued operation prior to 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with "Selected Financial Data," and the "Consolidated Financial Statements" included elsewhere in this document. See also "CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION" on page 2.

Overview

        RPC provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and selected international markets.

Critical Accounting Policies

        The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These judgments are based on our historical experience, terms of existing contracts, trends in the industry, and information available from other outside sources, as appropriate. The Company believes that of its significant accounting policies the following involve a higher degree of judgment and complexity:

        Allowance for Doubtful Accounts—Accounts receivable are reduced by an allowance for amounts that may not be collected in the future. Substantially all of the Company's receivables are due from oil and gas exploration and production companies in the United States, selected international locations, and foreign national owned oil companies. We have established credit evaluation procedures that seek to minimize the amount of business we conduct with higher risk customers. Our customers' ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. The estimated allowance for doubtful accounts is based on management's evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical collection experience, and in the case of oil companies owned by foreign governments, our observations about the economic and political environment of the related country and region. We have favorable collections experience with most of our customers except for certain companies owned by foreign governments that tend to extend their payments. If the contracts with these customers are not renewed, or if we elect to no longer perform work in that particular country, collection risk could increase.

        Income Taxes—The determination of our income tax provision is complex due to operations in several tax jurisdictions outside the United States which may be subject to certain risks which ordinarily would not be expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes which may be applied on a retroactive basis. If this were to occur, our tax expense could be materially different than the amounts reported. Furthermore, in determining the valuation allowance related to deferred tax assets, we estimate taxable income into the future and determine the magnitude of deferred tax assets which are more likely than not to be realized. Future taxable income could be materially different than amounts estimated, in which case a valuation allowance would need to be created.

        Accrued Insurance Expenses—The Company self insures, up to specified limits, certain risks related to general liability, workers' compensation, vehicle and equipment liability. The cost of claims under the self-insurance program is estimated and accrued as the claims are incurred although actual settlement of the claims may not be made until future periods. These claims are closely monitored and the cost estimates are revised as developments occur relating to such claims. To estimate the ultimate cost of the claims, the Company applies loss development factors to its outstanding claims based on our own historical experience and available industry statistical data. The noncurrent portion of these estimated outstanding claims is classified as long-term accrued insurance expenses. The ultimate cost of these claims depends upon many events beyond our control and could significantly vary from our current estimates.

Results of Operations

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

        Revenues.    RPC generated revenues of $264,942,000 in 2001 compared to $184,215,000 in 2000, an increase of $80,727,000 or 44 percent. Revenues increased as a result of improvements in overall customer activity levels domestically and internationally, as the average domestic rig count was 1,207 during the first three quarters of 2001 compared to 1,114 at the end of 2000. Also contributing to the strength of reported revenues was the addition of new equipment through asset purchases and acquisitions of businesses.

        Beginning in the fourth quarter of 2001, the domestic rig count experienced its second steepest quarterly decline since 1992. At the end of the fourth quarter of 2001, the number of active drilling rigs in the United States was approximately 31 percent lower than its July 2001 peak. Other factors that contributed to the decreased revenues in the fourth quarter of 2001 were the lower price for natural gas, terrorism and the war in Afghanistan, economic recession, and political instability in Venezuela. The demand for our services decreased in the fourth quarter of 2001 as many energy companies responded to the lower prices for oil and natural gas by curtailing their capital expenditures.

        Cost of Services Rendered and Goods Sold.    Cost of services rendered and goods sold were $148,573,000 in 2001 compared to $107,246,000 in 2000. Cost of services rendered and goods sold, as a percent of revenues, decreased from 58 percent in 2000 to 56 percent in 2001. This improvement resulted from an improved operating environment allowing for better utilization of our equipment and personnel and improved pricing.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $49,747,000 in 2001 compared to $34,630,000 in 2000. This increase of $15,117,000, or 44 percent, was due to additional overhead required to administer the significant growth in the Company's oil and gas service lines. Selling, general and administrative expenses as a percent of revenues held steady at 19 percent in 2001and 2000.

        Depreciation and Amortization.    Depreciation and amortization were $25,434,000 in 2001, an increase of $7,629,000 or 43 percent compared to $17,805,000 in 2000. This increase in depreciation and amortization results primarily from capital expenditures relating to the pressure pumping service line, and various maintenance and growth capital expenditures in other oil and gas service lines.

        Operating Profit (Loss).    Operating profit was $41,188,000 in 2001, an increase of $16,654,000, or 68 percent, compared to $24,534,000 in 2000. This significant improvement in operating profit resulted from improvements in industry conditions in the first three quarters of 2001, offset by the fourth quarter's sharp retraction and weakened industry conditions.

        Interest (Expense) Income.    Interest expense was $65,000 in 2001 compared to interest income of $1,443,000 in 2000. RPC generates interest income from investment of its available cash primarily in marketable securities. The decrease in interest income results primarily from a decrease in average investable cash balances. See "Liquidity and Capital Resources" for additional explanations.

        Income (Loss) from Continuing Operations (net of income taxes).    RPC's income from continuing operations was $25,496,000, an increase of $9,369,000 or 58 percent compared to $16,127,000 in 2000. This improvement is consistent with the increases in operating profit, as the income tax rate was the same in both periods.

        Income from Discontinued Operation (net of income taxes).    RPC's powerboat manufacturing segment, classified as a discontinued operation, earned $1,486,000 in 2001 compared to $13,961,000 in 2000. This decrease was due primarily to the fact that the discontinued operation was included in RPC's consolidated financial results for the first two months of 2001 prior to its spin-off, compared to being included for the full year of 2000.

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

        Revenues.    RPC generated revenues of $184,215,000 in 2000 compared to $107,585,000 in 1999, an increase of $76,630,000 or 71 percent. Revenues increased as a result of improvements in overall customer activity levels domestically and internationally, especially in Venezuela, the start-up of the pressure pumping service line, and several well control jobs in the United States and various international locations, including Egypt and Argentina.

        Beginning in the fourth quarter of 1999, revenues began to improve as customer spending increased in response to higher oil and natural gas prices. As of the end of 2000, the number of active drilling rigs in the United States was approximately 40 percent higher than at the end of 1999. Our services that increase production from existing wells have been increasingly in demand as production companies seek to take advantage of the higher prices for oil and natural gas; there was less customer emphasis on exploration activities until the last two quarters of 2000.

        Cost of Services Rendered and Goods Sold.    Cost of services rendered and goods sold were $107,246,000 in 2000 compared to $71,439,000 in 1999. Cost of services rendered and goods sold, as a percent of revenues, decreased from 66 percent in 1999 to 58 percent in 2000. This improvement resulted from an improved operating environment allowing for better utilization of our equipment and personnel. In addition, the increasing industry demand for oil and gas services allowed for slightly improved pricing.

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

        Depreciation and Amortization.    Depreciation and amortization were $17,805,000 in 2000, an increase of $1,968,000 or 12 percent compared to $15,837,000 in 1999. This increase in depreciation and amortization results primarily from capital expenditures relating to the new pressure pumping service line, and various maintenance and growth capital expenditures in other oil and gas service lines.

        Operating Profit (Loss).    Operating profit was $24,534,000 in 2000, an increase of $27,589,000 compared to an operating loss of $3,055,000 in 1999. This significant improvement in operating profit resulted from improvements in industry conditions in 2000 compared to 1999.

        Interest Income.    Interest income was $1,443,000 in 2000 compared to $1,485,000 in 1999. RPC generates interest income from investment of its available cash primarily in overnight securities and short-term marketable securities. The decrease in interest income results primarily from a decrease in average investable cash balances. See "Liquidity and Capital Resources" for additional explanations.

        Income (Loss) from Continuing Operations (net of income taxes).    RPC's results from continuing operations improved $17,094,000 from a loss of $967,000 in 1999 to an income of $16,127,000 in 2000. This improvement is consistent with the increases in operating profit, as the income tax rate was the same in both periods.

        Income from Discontinued Operation (net of income taxes).    RPC's powerboat manufacturing segment, classified as a discontinued operation, earned $13,961,000 in 2000 compared to $9,118,000 in 1999, an increase of $4,843,000 or 53 percent. This increase was primarily due to the after-tax gain of $4,227,000 from the settlement of a claim.

Liquidity and Capital Resources

        The Company's decisions about the amount of cash to be used for investing and financing purposes are influenced by our capital position and the amount of cash to be provided by operations. In February 2001, the Company spun-off its powerboat manufacturing segment in a tax-free spin-off. Historically, the powerboat manufacturing segment has generated more cash than it has needed. To fund its investing and financing requirements in prior years, the Company's oil and gas services businesses have used cash from operations (cash provided by continuing operations), and excess cash generated by the powerboat manufacturing segment. In connection with the spin-off, the Company transferred payments and cash and marketable securities to this discontinued operation totaling $14,447,000 in 2001. Subsequent to the spin-off, the cash generated by the spun-off segment is no longer available to the Company.

        During 2001, cash and cash equivalents, and marketable securities decreased $12,458,000 from December 31, 2000. Cash provided by continuing operations during 2001 was $55,938,000, an increase of $44,666,000 compared to 2000. Cash used for investing activities and financing activities, excluding payments made to Marine Products, increased $18,371,000 from $24,282,000 in 2000 to $42,653,000 in 2001. In summary, the cash flows provided by continuing operations were used in the following investing and financing activities: (1) capital expenditures for purchases of new equipment and maintenance of existing equipment, (2) funding of purchases of businesses, (3) payment of dividends to stockholders, and (4) repurchases of Company common stock.

        Cash provided by continuing operations was generated primarily from income from continuing operations (adjusted for depreciation and amortization) and lower working capital requirements at December 31, 2001. Accounts receivable decreased to $46,928,000 at December 31, 2001 compared to $55,485,000 at December 31, 2000. Federal income tax receivable increased $4,789,000 from an income tax payable at December 31, 2000. Accrued payroll and related expenses increased $4,061,000 due to higher management incentive bonuses. The decrease in accounts receivable and the increase in income tax receivable resulted from a significant decline in revenues and profit in the fourth quarter of 2001 caused by lower oil and gas customer activity levels. Customers were paying receivables faster than new receivables were being recorded, and the estimated federal income tax payment calculations during 2001 could not anticipate the sharp decline in income experienced in the fourth quarter of 2001. Higher management incentive bonuses resulted from the strong profitability for the full year of 2001.

        Net cash used for investing activities, excluding payments to Marine Products, increased to $38,984,000 in 2001 from $19,890,000 in 2000. The increase was due to an increase in capital expenditures related to the purchase of revenue producing equipment, primarily in the Technical Services business segment. Capital expenditures were also made in 2001 related to RPC's acquisition of Sooner Testing and Mathews Energy Services.

        Net cash used for financing activities, excluding payments to Marine Products, decreased to $3,669,000 in 2001 from $4,392,000 in 2000. This decrease was due to lower dividend payments due to a change in RPC's dividend per share, following the spin-off of its powerboat manufacturing segment. The decrease was also caused by an increase in debt and increase in the proceeds from the exercise of stock options. It was also offset by the increase in cash used to purchase and retire the Company's common stock.

        Management has commenced preliminary discussions with a number of companies engaged in complementary businesses to explore the potential for mutually beneficial business arrangements. While none of these discussions has progressed to the point where RPC believes a particular transaction is probable, management believes that additional acquisitions, joint ventures and strategic alliances are likely. While RPC has historically completed acquisitions using a combination of cash and seller financing, RPC used its stock in the acquisition of Mathews Energy Services, and expects to use its stock as acquisition currency in future transactions.

        The Company's obligations and commitments that require future payments include notes payable in connection with acquisitions and a capital lease, a bank line of credit, and certain non-cancelable operating leases. As of December 31, 2001, these obligations and commitments totaled approximately $9.4 million and require payments in 2002 of $3.1 million, and substantially all the remainder of $6.3 million is due during the period 2003 to 2005.

        We believe the liquidity provided by our existing cash, cash equivalents and marketable securities, our overall strong capitalization, and cash expected to be generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months. We believe our liquidity will allow us to continue to grow and provide the opportunity to take advantage of business opportunities that may arise.

Related Party Transactions

        Effective with the spin-off, the Company established a cash balance at Marine Products of approximately $15 million by transferring a total of $13.8 million in cash and marketable securities. See Note 8 to the consolidated financial statements for further information. Effective February 28, 2001, the Company began providing certain administrative services to Marine Products. The service agreements are more fully described in Note 2 to the consolidated financial statements. Charges from the Company (or from corporations which are subsidiaries of the Company) for such services aggregated approximately $868,000 in 2001. The Company's directors are also directors of Marine Products and certain officers are employees of both the Company and Marine Products.

        Also, the Company periodically purchases in the ordinary course of business, products or services from vendors who are owned by significant officers or shareholders of RPC. During 2001, the total amounts paid to these affiliated parties totaled approximately $486,000.

New Accounting Standards

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

        In June 2001, the Financial Accounting Standards Board (FASB) approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Beginning in the first quarter of 2002, if an impairment occurs, the adoption of SFAS No. 142 could have an adverse effect on the Company's future results of operations. No part of the Company's goodwill as of December 31, 2001 is considered impaired based on the provisions of SFAS No. 142. Adoption of SFAS No. 142 will increase the net income after taxes by approximately $245,000 in 2002 due to cessation of amortization of goodwill.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company plans to adopt SFAS No. 143 in January 2003. Management has determined the adoption of this statement will not have a material effect on the Company's future results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company adopted SFAS No. 144 in January 2002. Management does not believe the adoption of this statement will have a material effect on the Company's future results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        RPC maintains an investment portfolio, comprised of U.S. Government, corporate and municipal debt securities, which is subject to interest rate risk exposure. Also, as of December 31, 2001, RPC had debt with variable interest rates which exposes RPC to certain market risks. RPC has performed an interest rate sensitivity analysis using a duration model over the near term of the securities and the term of the debt with a 10 percent change in interest rates. RPC is not subject to material interest rate risk exposure based on this analysis, and no material changes in market risk exposures or how those risks are managed is expected.

        As of December 31, 2001, RPC had accounts receivable of $47 million (net of an allowance for doubtful accounts of $4 million). RPC is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the oil and gas industry.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
RPC, Inc. and Subsidiaries
(in thousands except share information)

December 31,	2001	2000

ASSETS
Cash and cash equivalents	$4,275	$5,437
Marketable securities	6,460	3,888
Accounts receivable, net	46,928	55,485
Inventories	8,412	7,212
Deferred income taxes	6,270	6,837
Federal income taxes receivable	2,072	—
Prepaid expenses and other current assets	3,704	2,322

Current assets	78,121	81,181

Property, plant and equipment, net	115,046	85,032
Intangibles, net of accumulated amortization of $1,407 in 2001 and $1,189 in 2000	7,804	4,044
Marketable securities	—	13,868
Other assets	1,431	1,197
Net assets of discontinued operation	—	92,593

Total assets	$202,402	$277,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$12,075	$10,237
Accrued payroll and related expenses	12,031	7,108
Accrued insurance expenses	5,980	5,927
Accrued state, local and other taxes	2,896	3,804
Short-term debt	1,390	470
Other accrued expenses	2,625	2,904
Federal income taxes payable	—	2,937

Current liabilities	36,997	33,387

Payable to Marine Products Corporation	—	68,276
Long-term accrued insurance expenses	4,121	5,007
Long-term debt	2,937	848
Deferred income taxes	1,911	1,078

Total liabilities	45,966	108,596

Commitments and contingencies
Common stock, $.10 par value, 79,000,000 shares authorized, 28,690,690 shares issued in 2001, 28,303,019 shares issued in 2000	2,869	2,830
Capital in excess of par value	27,182	22,541
Earnings retained	127,246	143,948
Accumulated other comprehensive loss	(861)	—

Total stockholders' equity	156,436	169,319

Total liabilities and stockholders' equity	$202,402	$277,915

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
RPC, Inc. and Subsidiaries
(in thousands except per share data)

Years ended December 31,	2001	2000	1999

REVENUES	$264,942	$184,215	$107,585
Cost of services rendered and goods sold	148,573	107,246	71,439

Gross profit	116,369	76,969	36,146
Selling, general and administrative expenses	49,747	34,630	23,364
Depreciation and amortization	25,434	17,805	15,837

Operating profit (loss)	41,188	24,534	(3,055)
Interest (expense) income	(65)	1,443	1,485

Income (loss) from continuing operations before income taxes	41,123	25,977	(1,570)
Income tax provision (benefit)	15,627	9,850	(603)

Income (loss) from continuing operations	25,496	16,127	(967)
Income from discontinued operation, net of income taxes of $834 in 2001, $8,591 in 2000 and $5,599 in 1999	1,486	13,961	9,118

Net income	$26,982	$30,088	$8,151

EARNINGS PER SHARE—BASIC
Income (loss) from continuing operations	$0.91	$0.58	$(0.03)
Income from discontinued operation	0.05	0.50	0.32

Net income	$0.96	$1.08	$0.29

EARNINGS PER SHARE—DILUTED
Income (loss) from continuing operations	$0.89	$0.57	$(0.03)
Income from discontinued operation	0.05	0.49	0.32

Net income	$0.94	$1.06	$0.29

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
RPC, Inc. and Subsidiaries
(in thousands)

Three Years Ended December 31, 2001	Comprehensive Income	Common Stock	Capital in Excess of Par Value	Earnings Retained	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 1998		$2,888	$26,538	$113,640	$—	$143,066
Stock issued for stock incentive plans, net		14	758	(355)	—	417
Stock purchased and retired		(76)	(4,748)	—	—	(4,824)
Net Income/Comprehensive Income	$8,151	—	—	8,151	—	8,151

Dividends declared		—	—	(4,002)	—	(4,002)

Balance, December 31, 1999		$2,826	$22,548	$117,434	$—	$142,808
Stock issued for stock incentive plans, net		8	319	380	—	707
Stock purchased and retired		(4)	(326)	—	—	(330)
Net Income/Comprehensive Income	$30,088	—	—	30,088	—	30,088

Dividends declared		—	—	(3,954)	—	(3,954)

Balance, December 31, 2000		$2,830	$22,541	$143,948	$—	$169,319
Stock issued for stock incentive plans, net		17	1,489	(298)	—	1,208
Stock purchased and retired		(6)	(820)	—	—	(826)
Spin-off of Marine Products Corporation		—	—	(40,250)	—	(40,250)
Stock issued in connection with purchase of business		28	3,972	—	—	4,000
Net Income	$26,982	—	—	26,982	—	26,982
Minimum pension Liability adjustment, net of taxes of $528	(861)	—	—	—	(861)	(861)

Comprehensive Income	$26,121

Dividends declared		—	—	(3,136)	—	(3,136)

Balance, December 31,2001		$2,869	$27,182	$127,246	$(861)	$156,436

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RPC, Inc. and Subsidiaries
(in thousands)

Years ended December 31,	2001	2000	1999

OPERATING ACTIVITIES
Net income	$26,982	$30,088	$8,151
Noncash charges (credits) to earnings:
Depreciation and amortization	25,536	17,995	15,962
Gain on sale of equipment and property	(1,642)	(1,849)	(1,474)
Deferred income tax (benefit) provision	1,400	(767)	2,369
Income from discontinued operation	(1,486)	(13,961)	(9,118)
(Increase) decrease in assets:
Accounts receivable	8,557	(22,031)	(10,374)
Inventories	(883)	(1,284)	830
Federal income taxes receivable	(2,072)	1,806	1,867
Prepaid expenses and other current assets	(1,382)	(536)	(150)
Other noncurrent assets	(234)	(304)	(169)
Increase (decrease) in liabilities:
Accounts payable	1,838	(1,380)	6,985
Federal income taxes payable	(2,717)	2,937	—
Accrued payroll and related expenses	4,061	2,350	1,440
Accrued insurance expenses	(833)	158	1,704
Other accrued expenses	(1,187)	(1,950)	(1,604)

Net cash provided by continuing operations	55,938	11,272	16,419
Net cash provided by discontinued operation	—	13,600	7,619

Net cash provided by operating activities	55,938	24,872	24,038

INVESTING ACTIVITIES
Capital expenditures	(45,850)	(35,526)	(20,319)
Purchase of businesses	(8,391)	—	—
Proceeds from sale of assets	3,961	3,723	2,103
Net sale of marketable securities	11,296	11,913	3,252
Transfer of cash and marketable securities to discontinued operation	(13,833)	—	—
Other	—	—	(1,388)

Net cash used for investing activities	(52,817)	(19,890)	(16,352)

FINANCING ACTIVITIES
Payment of dividends	(3,136)	(3,954)	(4,002)
Payment to discontinued operation	(614)	—	—
Reduction of debt	(241)	(484)	(680)
Cash paid for common stock purchased and retired	(826)	(330)	(4,815)
Proceeds received upon exercise of stock options	534	376	109

Net cash used for financing activities	(4,283)	(4,392)	(9,388)

Net increase (decrease) in cash and cash equivalents	(1,162)	590	(1,702)
Cash and cash equivalents at beginning of year	5,437	4,847	6,549

Cash and cash equivalents at end of year	$4,275	$5,437	$4,847

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2001, 2000, and 1999

Note 1: Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries ("RPC"or the "Company"). All material intercompany accounts and transactions have been eliminated. On February 28, 2001, the Company distributed the Powerboat Manufacturing Segment of the Company to RPC stockholders through a tax-free spin-off transaction. Accordingly, as discussed in Note 2, this segment has been accounted for as a discontinued operation and the accompanying consolidated financial statements for all periods presented have been restated to report separately the net assets, cashflows and operating results of this discontinued operation.

Nature of Operations

        RPC provides a broad range of specialized oil and gas services and equipment primarily to independent and major oilfield companies engaged in the exploration, production and development of oil and gas properties in the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and in selected international markets. These services and equipment include among other things, (1) snubbing services, (2) coiled tubing services, (3) pressure pumping services, (4) firefighting and well control, and (5) the rental of drill pipe and other specialized oilfield equipment. RPC acts as a holding company for its operating subsidiaries, Cudd Pressure Control, Inc., Patterson Services, Inc. and Patterson Tubular Services, Inc. along with other smaller non-oilfield businesses.

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

        Significant estimates are used in the determination of Allowance for Doubtful Accounts, Income Taxes and Accrued Insurance Expenses.

Revenues

        The Company's revenue recognition policy is in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" which clarifies the basic criteria for recognizing revenue. RPC recognizes revenue when an agreement exists, prices are determinable, services and products are delivered and collectibility is reasonably assured.

Concentration of Credit Risk

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

        Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale because the Company does not have the intent to hold the securities to maturity. Available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As of December 31, 2001 and 2000, cost approximated fair value. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

        Investments with original maturities between 3 and 12 months are considered to be current marketable securities. Investments with original maturities greater than 12 months are considered to be noncurrent marketable securities.

Allowance for Doubtful Accounts

        Accounts receivable are reduced by an allowance for estimated amounts that may not be collectible in the future.

Inventories

        Inventories, which consist principally of (i) products which are consumed in RPC's services provided to customers, (ii) spare parts for equipment used in providing these services and (iii) manufactured components and attachments for equipment used in providing services, are recorded at the lower of cost (first-in, first-out basis) or market value.

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

Property, Plant and Equipment

        Depreciation is provided principally on a straight-line basis over the estimated useful lives of assets. Annual provisions for depreciation are computed using the following useful lives: operating equipment, 3 to 10 years; buildings and leasehold improvements, 15 to 30 years; furniture and fixtures, 5 to 7 years; and vehicles, 3 to 5 years. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. Expenditures for additions, major renewals, and betterments are capitalized. Expenditures for restoring an identifiable asset to working condition or for maintaining the asset in good working order constitute repairs and maintenance and are expensed as incurred.

Intangibles

        Intangibles represent the excess of the purchase price over the fair value of net assets of businesses acquired and noncompete agreements related to businesses acquired. Intangibles are presented net of accumulated amortization and are amortized using the straight-line method over a period not exceeding 20 years or the period of the noncompete agreement. Amortization of intangibles for the years ended December 31, 2001, 2000, and 1999 amounted to approximately $880,000, $717,000, and $594,000. For the year ended December 31, 2001, goodwill totaling $5.9 million was amortized and the remaining goodwill of $2.8 million relating to an acquisition completed in July 2001 was not amortized.

        See "New Accounting Standards" in this note for information regarding the effects of a new pronouncement on the Company's prospective accounting for goodwill and goodwill amortization.

Insurance Expenses

        RPC self insures, up to specified limits, certain risks related to general liability, product liability, workers' compensation, and vehicle liability. The estimated cost of claims under the self-insurance program is accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. The non-current portion of these estimated outstanding claims is classified as long-term accrued insurance expenses.

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

	2001	2000	1999

Basic	28,077,514	27,843,921	28,177,251
Dilutive effect of stock options and restricted shares	515,288	426,355	—

Diluted	28,592,802	28,270,276	28,177,251

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

        In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Beginning in the first quarter of 2002, if an impairment occurs, the adoption of SFAS No. 142 could have an adverse effect on the Company's future results of operations. No part of the Company's goodwill as of December 31, 2001 is considered impaired based on the provisions of SFAS No. 142. Adoption of SFAS No. 142 will increase net income after taxes by approximately $245,000 in 2002 due to cessation of amortization of goodwill.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company is required to adopt SFAS No. 143 in January 2003. Management has determined the adoption of this statement will not have a material effect on the Company's future results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company adopted SFAS No. 144 in January 2002. Management does not believe the adoption of this statement will have a material effect on the Company's future results of operations.

Note 2: Discontinued Operation

        In January 2000, the Board of Directors of RPC announced that it planned to spin-off to stockholders the business conducted through Chaparral Boats, Inc. ("Chaparral"), RPC's Powerboat Manufacturing Segment (the "spin-off"). The spin-off transaction was approved by RPC's Board of Directors on February 12, 2001. RPC accomplished the spin-off by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation (a Delaware corporation) ("Marine Products"), a newly formed wholly-owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders. RPC stockholders received 0.6 shares of Marine Products Common Stock for each share of RPC Common Stock owned as of the record date. Based on an Internal Revenue Service Private Letter ruling, the spin-off was tax-free to RPC and RPC stockholders, except for cash received for any fractional shares. The spin-off was consummated on February 28, 2001, with 17,012,277 shares of Marine Products Common Stock distributed to RPC stockholders.

        For the first two months of 2001 and for the twelve months of 2000 and 1999, the Powerboat Manufacturing Segment of RPC has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated financial statements of RPC have been restated to report separately the operating results of this discontinued operation. For 2000, the net assets of the discontinued operation had been reported separately and can be summarized as follows:

December 31,	2000

(in thousands)
Current assets	$21,000
Property, plant and equipment, net	9,796
Goodwill, net	3,992
Receivable from RPC, Inc.	68,276
Other assets	385
Current liabilities	(10,512)
Long-term liabilities	(344)

Net assets of discontinued operation	$92,593

        A summary of the operating results of RPC's Powerboat Manufacturing Segment for the two months in 2001, and for the twelve months in 2000 and 1999 is as follows:

Years ended December 31,	2001	2000	1999

(in thousands)
Revenues	$24,092	$148,276	$122,878
Operating income	2,747	15,455	14,484
Income before income taxes	2,320	22,552	14,717
Income tax provision	834	8,591	5,599

Net income	$1,486	$13,961	$9,118

        The Transition Support Services Agreement stipulates that RPC provide certain services, including financial reporting and income tax administration, acquisition assistance, etc. to Marine Products until the agreement is terminated by either party. During 2001, RPC charged $868,000 to Marine Products for these services. Certain costs allocated by RPC to Marine Products in the past are now incurred directly by Marine Products. During 2000 and 1999, RPC allocated expenses totaling $2,372,000, and $1,966,000, respectively, which was based on Marine Products' revenues as a percent of RPC's total revenues.

        In the first quarter of 2000, RPC recorded an after-tax gain of $4,227,000 in its powerboat manufacturing business segment. The gain is a result of Chaparral's receipt of its share of a non-refundable $35 million settlement payment made by Brunswick Corporation ("Brunswick"), a major engine supplier, to the members of the American Boatbuilders Association ("ABA"), a buying group which includes Chaparral. Under the terms of this agreement between the ABA and Brunswick, additional payments were to be made to the ABA depending on the final judgment or settlement of a lawsuit brought by Independent Boatbuilders Association ("IBBI"), another buying group supplied engines by Brunswick. In March 2000, the U.S. Court of Appeals for the Eighth Circuit ordered the trial court to enter a judgment for Brunswick, thereby reversing the initial decision in favor of IBBI. No additional payments will be received by Marine Products in connection with this settlement.

        Refer to Note 12 for details regarding certain officers being employees of both RPC and Marine Products.

Note 3: Acquisitions

        During the year ended December 31, 2001, the Company completed two acquisitions, which were accounted for under the purchase method of accounting. Proforma results of operations have not been presented for either of the acquisitions because the effects of these acquisitions were not material to the Company on either an individual or aggregate basis. The results of operations of each acquisition are included in the Company's consolidated statements of income from the respective dates of acquisition.

        A summary of the Company's purchase transactions for the year ended December 31, 2001 is included in the following table (in thousands, except share amounts):

Entity Name and Description of Business Acquired	Date	Consideration	Inventory	Operating equipment and vehicles	Goodwill and non-compete agreement	Other fixed assets	Form of consideration

Sooner Testing, Inc. (Pressure Pumping)	2/01	$4,355	$317	$2,788	$1,250	$—	•$3,105 in cash •$1,250 in promissory note payable in three annual installments plus interest at prime rate •Potential earnout
Mathews Energy Services, Inc. (Pressure Pumping)	7/01	$11,000	$—	$7,396	$2,956	$648	•$5,000 in cash •280,446 shares valued at $4,000 •$2,000 in promissory note, payable in full after four years, plus interest payable quarterly at prime rate •Potential earnout

        Potential earnouts may have to be paid in accordance with the respective agreements on an annual basis and will be recorded as goodwill when paid. The consolidated statements of cash flows for the year ended December 31, 2001 excludes the $3.25 million of promissory notes payable in connection with these acquisitions and the $4.0 million stock issuance.

        Payments totaling $286,000 were made in 2001 in connection with earnouts related to acquisitions prior to 2001. These amounts have been recorded as goodwill.

Note 4: Accounts Receivable

        Accounts receivable are stated net of allowances for doubtful accounts of $4,118,000 in 2001 and $4,994,000 in 2000.

Note 5: Inventories

        Inventories consist of the following:

December 31,	2001	2000

(in thousands)
Raw materials and supplies	$6,289	$5,061
Work in process	271	625
Finished goods	1,852	1,526

Total inventories	$8,412	$7,212

Note 6: Property, Plant and Equipment

        Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2001	2000

(in thousands)
Operating equipment and property	$219,113	$176,480
Buildings	25,064	22,199
Furniture and fixtures	2,081	1,791
Vehicles	28,526	26,998
Land	5,394	4,654
Construction in progress	327	12,198

Gross property, plant and equipment	280,505	244,320
Less: accumulated depreciation	165,459	159,288

Net property, plant and equipment	$115,046	$85,032

        Depreciation expense amounted to $24,656,000, $17,278,000, and $15,368,000 for the years ended December 31, 2001, 2000, and 1999.

Note 7: Income Taxes

        The following table lists the components of the provision (benefit) for income taxes from continuing operations:

Year ended December 31,	2001	2000	1999

(in thousands)
Current:
Federal	$12,119	$9,936	($2,874)
State	1,271	681	(98)
Foreign	837	—	—
Deferred	1,400	(767)	2,369

Total income tax provision (benefit)	$15,627	$9,850	($603)

        A reconciliation between the federal statutory rate and RPC's effective tax rate is as follows:

Year ended December 31,	2001	2000	1999

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	3.0	2.9	4.1
Other	—	—	(0.7)

Effective tax rate	38.0%	37.9%	38.4%

        Significant components of the Company's deferred tax assets and liabilities are as follows:

December 31,	2001	2000

(in thousands)
Deferred tax assets:
Stock-based compensation	$536	$517
Bad debt reserves	1,501	1,826
Accrued payroll expenses	1,943	1,129
Self-insurance reserves	4,079	4,202
All others	1,018	1,629

Gross deferred tax assets	$9,077	$9,303

Deferred tax liabilities:
Depreciation	$(3,502)	$(2,714)
Pension expense	(809)	(273)
All others	(407)	(557)

Gross deferred tax liabilities	$(4,718)	$(3,544)

Net deferred tax assets	$4,359	$5,759

        Total income tax payments, net of refunds, were $15,615,000 in 2001, $13,825,000 in 2000, and $1,616,000 in 1999.

Note 8: Payable to Marine Products Corporation

        At December 31, 2000, the consolidated balance sheet reflects a Payable to Marine Products Corporation. This represents the amount of cash transferred from Marine Products to RPC since RPC's acquisition of Chaparral in 1986. In February 2001, effective with the spin-off, RPC established a cash balance at Marine Products of $15 million by contributing approximately $13.8 million. The remaining Payable to Marine Products totaling approximately $53.8 million was cancelled and RPC's retained earnings was increased by an equal amount.

Note 9: Long-Term Debt

        At December 31, 2001, future minimum payments on long-term debt and capitalized lease obligations were as follows:

(in thousands)

2002	$1,390
2003	2,937

Total minimum principal payments	$4,327

        Cash interest paid was approximately $262,000 in 2001, $125,000 in 2000 and $50,000 in 1999.

        The Company has access to a $25 million credit facility with a financial institution encompassing letters of credit and advances. It is renewable annually with interest payable monthly at LIBOR plus 50 basis points. As of December 31, 2001, the balance on this facility was $160,000 and is reflected as part of short-term debt on the consolidated balance sheet. The Company is required to maintain various financial ratios and as of December 31, 2001, the Company is in compliance with all of the covenants.

        The long-term debt of RPC as of December 31, 2001, and December 31, 2000, is summarized as follows:

(in thousands)

Type	Maturity Dates	Range of Interest Rates	2001	2000

Notes payable related to acquisitions	2002-2003	Prime; 8.0%-8.5%	$3,832	$804
Bank Line of Credit	2002	LIBOR+50BP	162	—
Capital lease	2003	11.17%	333	514

Total debt			4,327	1,318
Less current portion			1,390	470

Long-term debt			$2,937	$848

        The net book value of equipment under capital lease was $658,000 at December 31, 2001.

Note 10: Commitments and Contingencies

        Minimum annual rentals, principally for noncancelable real estate leases with terms in excess of one year, in effect at December 31, 2001, are summarized in the following table:

(in thousands)

2002	$1,685
2003	1,189
2004	1,002
2005	674
2006	298
Thereafter	258

Total rental commitments	$5,106

        Total rental expense charged to operations was approximately $4,164,000 in 2001, $3,110,000 in 2000, and $2,014,000 in 1999.

        RPC is a defendant in a number of lawsuits which allege that plaintiffs have been damaged as a result of the rendering of services by RPC personnel and equipment. RPC is vigorously contesting these actions. Management is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of operations or liquidity of RPC.

Note 11: Employee Benefit Plans

Retirement Plan

        RPC has a tax-qualified defined benefit, noncontributory, trusteed retirement income plan that covers substantially all employees of RPC, and Marine Products prior to the spin-off, with atleast one year of service. Benefits are based on an employee's years of service and compensation near retirement. RPC has the right to terminate or modify the plan at any time.

        SFAS No. 132, "Employers' Disclosures About Pensions and Other Post Retirement Benefits," standardizes the disclosure requirements for pensions and other post retirement benefits to the extent possible.

        The following table sets forth the funded status of the retirement income plan and the amounts recognized in RPC's consolidated balance sheets:

December 31,	2001	2000

(in thousands)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$20,640	$19,796
Service cost	954	903
Interest cost	1,751	1,509
Actuarial (gain) loss	2,500	(880)
Benefits paid	(861)	(688)

Benefit obligation at end of year	24,984	20,640

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	19,776	18,544
Actual return on plan assets	(239)	868
Employer contribution	118	1,052
Benefits paid	(861)	(688)

Fair value of plan assets at end of year	18,794	19,776

Funded status	(6,190)	(864)
Unrecognized net asset	(96)	(289)
Unrecognized net loss	5,402	845
Unrecognized prior service cost	—	(1)

Net accrued cost	$(884)	$(309)

        Pursuant to the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded a minimum pension liability adjustment of $1.4 million as of December 31, 2001. As there were no previously unrecognized prior service costs as of December 31, 2001, the full amount of the adjustments, net of related deferred tax benefit, are reflected as a reduction of stockholders' equity.

        Amounts recognized in the consolidated balance sheets consist of:

(in thousands)	2001	2000

Net accrued benefit cost	$(884)	$(309)
Minimum pension liability adjustment	(1,389)	—

	$(2,273)	$(309)

        RPC's funding policy is to contribute to the retirement income plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. RPC contributed $118,000 and $1,052,000 to the retirement income plan in 2001 and 2000. No contributions were required in 1999.

        The net accrued benefit cost is included in Accrued payroll and related expenses in the accompanying consolidated balance sheets.

        The components of net periodic benefit cost are summarized as follows:

Year ended December 31,	2001	2000	1999

(in thousands)
Service cost for benefits earned during the period	$954	$903	$1,031
Interest cost on projected benefit obligation	1,751	1,509	1,453
Expected return on plan assets	(1,836)	(1,771)	(1,680)
Net amortization and deferral	(176)	(205)	(141)

Net periodic benefit cost	$693	$436	$663

        Total retirement plan cost attributable to Marine Products, which is included in net periodic benefit cost above, was $25,000 for the first two months in 2001, $147,000 for the twelve months in 2000 and $136,000 for the twelve months in 1999.

        The weighted average assumptions were as follows:

December 31,	2001	2000	1999

Discount rate	7.375%	7.750%	8.000%
Expected return on plan assets	8.500%	9.500%	9.500%
Rate of compensation increase	4.375%	4.750%	5.000%

401(k) Plan

        RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than 6 months of service. This plan allows employees to make tax-deferred contributions of up to 15 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. RPC matches 40 percent of each employee's contributions up to 3 percent of the employee's compensation. Employees vest in the RPC contributions after 5 years of service. Marine Products is continuing to participate in the RPC sponsored defined contribution 401(k) plan. The charges to expense for RPC's continuing operations were $380,000 in 2001, $295,000 in 2000, and $282,000 in 1999. The Company match is funded in the first quarter following the respective year in which they are expensed. The charges to expense for Marine Products were $14,000 for the first two months in 2001, $76,000 in 2000, and $74,000 in 1999.

Benefit Plan Changes Subsequent To Year-End

        The Company has elected to cease benefit accruals under the Retirement Income Plan after March 31, 2002. The curtailment gain or loss is expected to be immaterial. There will be additional Company contributions for longer serviced employees into their 401(k) or other non-qualified plan, as appropriate. These additional contributions will be paid over 7 years and vest after five years of service. This is expected to total approximately $2.8 million plus interest. In addition, the 401(k) plan has been amended to allow an employee to be eligible to receive 50 cents for every dollar contributed, up to six percent of the employee's pay. The vesting schedule for the 401(k) match has been changed to three years starting in 2002.

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

        Following the spin-off, outstanding stock option grants under the RPC SIP held by Marine Products employees who did not also become RPC employees were replaced with the Marine Products SIP stock option grants. After the spin-off, 180,464 RPC SIP stock options held by Marine Products employees were replaced with Marine Products SIP stock option grants. As of December 31, 2001, there were 945,410 shares available for the granting of options or other awards under the RPC SIP.

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

        RPC has elected to account for its stock-based compensation plans under APB No. 25. The Company has computed for pro forma disclosure purposes the value of all options granted during 2001, 2000, and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

	2001	2000	1999

Risk-free interest rate	4.9%	N/A	4.6%
Expected dividend yield	1%	N/A	1%
Expected lives	7 years	N/A	7 years
Expected volatility	43-46%	N/A	34-37%

        The total fair value of options granted to RPC and Marine Products employees was computed as follows:

Year ended December 31,	2001	2000	1999

(in thousands)
Continuing operations	$2,913	$—	$583
Discontinued operation	—	—	159

Total	$2,913	$—	$742

        If RPC had accounted for these plans in accordance with SFAS No. 123, the total fair value of options granted would be amortized over the vesting period of the options, and RPC's reported pro forma net income and pro forma diluted net income per share would have been as follows:

Year ended December 31,	2001	2000	1999

(in thousands)
As reported
Income (loss)
Continuing operations	$25,496	$16,127	($967)
Discontinued operation	1,486	13,961	9,118

Net income	$26,982	$30,088	$8,151
Diluted income (loss) per share
Continuing operations	$0.89	$0.57	($0.03)
Discontinued operation	0.05	0.49	0.32

Net income	$0.94	$1.06	$0.29

Pro forma
Income (loss)
Continuing operations	$25,050	$15,908	($1,174)
Discontinued operation	1,486	13,863	9,022

Net income	$26,536	$29,771	$7,848
Diluted income (loss) per share
Continuing operations	$0.88	$0.56	($0.04)
Discontinued operation	0.05	0.49	0.32

Net income	$0.93	$1.05	$0.28

        Proforma income for 2000 and 1999 disclosed above is based on the fair value of options held by RPC employees prior to the spin-off.

Incentive Stock Options

        Transactions involving the RPC SIP were as follows:

	Shares	Option Price (Per Share)	Weighted Average Exercise Price

Outstanding 12/31/98	602,100	$3.000-$12.750	$7.85
Granted	246,500	6.875	6.88
Exercised	(65,200)	3.063-7.500	3.21

Outstanding 12/31/99	783,400	$3.000-$12.750	$7.93
Granted	0	0	0
Canceled	(27,300)	4.438-12.750	8.60
Exercised	(77,625)	3.000-12.750	4.80

Outstanding 12/31/00	678,475	$4.000-$12.750	$8.26
Granted	457,500	13.100	13.10
Spin-off adjustments	(119,935)	3.520-12.750	9.80
Canceled	(8,405)	6.875-13.100	8.77
Exercised	(92,053)	3.520-12.750	5.80

Outstanding 12/31/01	915,582	$3.520-$13.100	$10.25

	2001	2000	1999

Exercisable at December 31,	280,923	310,734	232,600
Weighted average exercise price of exercisable options	$7.22	$7.65	$6.51
Per share weighted average grant date fair value of options granted	$6.41	$0.00	$3.01

        The weighted average remaining contractual life of options outstanding at December 31, 2001, was eight years.

Restricted Stock

        RPC has granted employees two forms of restricted stock: performance restricted and time lapse restricted. The performance restricted shares are granted, but not earned and issued, until certain 5-year tiered performance criteria are met. The performance criteria are predetermined market prices of RPC stock. On the date the stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest 5 years from the determination date. Time lapse restricted shares vest 10 years from the grant date. Units granted under these restricted stock programs were 87,000 in 2001, 0 in 2000, and 90,000 in 1999. There were 17,385 performance shares earned under the plans in 2001. During 2001, 2000 and 1999, no shares were forfeited or canceled. Deferred compensation was $1,686,000 and $1,337,000 as of December 31, 2001 and December 31, 2000. Shares of performance restricted stock totaling 13,201 were forfeited and replaced with grants of performance restricted stock under the Marine Products SIP pursuant to the spin-off.

        The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions as established under the RPC SIP have lapsed. Upon termination of employment from RPC or, in certain cases, termination of employment from Marine Products or Chaparral, shares with restrictions must be returned to RPC. During 2001, 60,800 shares of restricted stock were vested and released to the employees.

Note 12: Related Party Transactions

        Effective with the spin-off, the Company established a cash balance at Marine Products of approximately $15 million by transferring a total of $13.8 million in cash and marketable securities. See Note 8 for further information. Effective February 28, 2001, the Company began providing certain administrative services to Marine Products. The service agreements are more fully described in Note 2. Charges from the Company (or from corporations which are subsidiaries of the Company) for such services aggregated approximately $868,000 in 2001. The Company's directors are also directors of Marine Products and certain officers are employees of both the Company and Marine Products.

        Also, the Company periodically purchases in the ordinary course of business products or services from vendors who are owned by significant officers or shareholders of RPC. During 2001, the total amounts paid to these affiliated parties totaled approximately $486,000.

Note 13: Business Segment Information

        RPC's service lines have been aggregated into two reportable oil and gas services segments—Technical Services and Support Services—because of the similarities between the financial performance and approach to managing the service lines within each of the segments as well as the economic and business conditions impacting their business activity levels.

        Technical Services include RPC's oilfield service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer's well. These services include coiled tubing, fluid pumping, nitrogen pumping, fracturing and acidizing pumping services, wireline, snubbing, well control consulting and firefighting, down-hole tools, and casing installation services. These technical services are primarily used in the completion, production and maintenance of oil and gas wells. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest and Rocky Mountain regions, and international locations including primarily Africa, Canada and Latin America. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

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

        The other business segment includes information concerning RPC's business units that do not qualify for separate segment reporting. These business units include an overhead crane fabricator, and other non-oilfield business development activities.

        The accounting policies of the reportable segments are the same as those described in Note 1 to these consolidated financial statements. RPC evaluates the performance of its segments based on revenues, operating profits, and earnings before interest, taxes, depreciation and amortization and other non-cash charges ("EBITDA"). RPC's balance sheets are generally managed on a consolidated basis and therefore it is impractical to report assets by business segment.

        Summarized financial information concerning RPC's reportable segments from continuing operations for the years ended December 31, 2001, 2000, and 1999 are shown in the following table.

(in thousands)	Technical Services	Support Services	Other	Corporate	Total

2001
Revenues	$203,277	$49,437	$12,228	$—	$264,942
Operating profit (loss)	34,799	11,937	(1,045)	(4,503)	41,188
Capital expenditures(1)	36,236	7,649	544	1,421	45,850
Depreciation and amortization	17,331	6,954	149	1,102	25,536
2000
Revenues	$125,960	$43,613	$14,642	$—	$184,215
Operating profit (loss)	19,250	7,873	(139)	(2,450)	24,534
Capital expenditures	25,212	8,830	79	1,405	35,526
Depreciation and amortization	9,941	7,319	190	545	17,995
1999
Revenues	$70,366	$24,500	$12,719	$—	$107,585
Operating profit (loss)	5,142	(5,424)	(819)	(1,954)	(3,055)
Capital expenditures	13,138	6,059	102	1,020	20,319
Depreciation and amortization	7,949	7,371	318	324	15,962

(1)
Excludes assets acquired as part of purchases of new businesses during the year.

        The following summarizes selected information between the United States and all international locations combined for the years ended December 31, 2001, 2000, and 1999. The revenues are presented based on the location of the use of the product or service. Assets related to international operations are less than 10 percent of RPC's consolidated assets, and therefore are not presented.

(in thousands)	2001	2000	1999

United States
Revenues	$246,321	$162,090	$96,062
International
Revenues	18,621	22,125	11,523
	$264,942	$184,215	$107,585

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning directors and executive officers is included in the RPC Proxy for its 2002 Annual Meeting of Stockholders, in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." This information is incorporated herein by reference. Information about executive officers is contained on page 9.

ITEM 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation is included in the RPC Proxy for its 2002 Annual Meeting of Stockholders, in the section entitled "Executive Compensation." This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership is included in the RPC Proxy for its 2002 Annual Meeting of Stockholders, in the sections entitled "Capital Stock" and "Election of Directors." This information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is included in the RPC Proxy for its 2002 Annual Meeting of Stockholders, in the sections entitled "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation." This information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement schedules, and reports on Form 8-K

        The following documents are filed as part of this report.

PAGE

FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2001 and 2000	20
Consolidated Statements of Income for the three years ended December 31, 2001	21
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2001	22
Consolidated Statements of Cash Flows for the three years ended December 31, 2001	23
Notes to Consolidated Financial Statements	24
SCHEDULES

Schedule II—Valuation and Qualifying Accounts	42

EXHIBITS

Exhibit Number	Description

3.1	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.2	Bylaws of RPC (incorporated herein by reference to Exhibit (3)(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	RPC's 1994 Employees Stock Incentive Plan (incorporated herein by reference to Exhibit A of the definitive Proxy Statement dated March 20, 1994).
10.2	Agreement Regarding Distribution and Plan of Reorganization, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.2 to the Form 10 filed on February 13, 2001).
10.3	Employee Benefits Agreement dated February 12, 2001, by and between RPC, Inc., Chaparral Boats, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.3 to the Form 10 filed on February 13, 2001).
10.4	Transition Support Services Agreement dated February 12, 2001 by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.4 to the Form 10 filed on February 13, 2001).
10.5	Tax Sharing Agreement dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
21	Subsidiaries of RPC.
23	Consent of Arthur Andersen LLP.
24	Powers of Attorney for Directors.

REPORTS ON FORM 8-K

None.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
RPC, Inc. and Subsidiaries
(in thousands)

For the years ended December 31, 2001, 2000, and 1999	Balance at Beginning of Period	Charged to Cost and Expenses	Net Recoveries (Write-Offs)	Balance at End of Period

Year ended December 31, 2001
Allowance for Doubtful Accounts	$4,994	$300	$(1,176)	$4,118
Year ended December 31, 2000
Allowance for Doubtful Accounts	$4,590	$26	$378	$4,994
Year ended December 31, 1999
Allowance for Doubtful Accounts	$6,927	$123	$(2,460)	$4,590

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, INC.
BY:	/S/ R. RANDALL ROLLINS R. Randall Rollins Chairman of the Board of Directors (Principal Executive Officer) March 22, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R. RANDALL ROLLINS R. Randall Rollins Chairman of the Board of Directors (Principal Executive Officer) March 22, 2002	/s/ BEN M. PALMER Ben M. Palmer Chief Financial Officer (Principal Financial and Accounting Officer) March 22, 2002

        The Directors of RPC, Inc. (listed below) executed a power of attorney appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

Wilton Looney, Director Gary W. Rollins, Director James A. Lane, Jr., Director Henry B. Tippie, Director James B. Williams, Director Linda H. Graham, Director
/s/ RICHARD A. HUBBELL Richard A. Hubbell Director and as Attorney-in-fact March 22, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To RPC, Inc.:

        We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RPC, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

Atlanta, Georgia                                                                         Arthur Andersen LLP
February 28, 2002

SELECTED QUARTERLY FINANCIAL DATA

Quarter ended	March 31	June 30	September 30	December 31

(in thousands except per share data)
2001
Revenues	$62,733	$70,831	$75,674	$55,704
Income (loss) from continuing operations	6,870	9,703	9,959	(1,036)
Income from discontinued operation	1,486	—	—	—

Net income	$8,356	$9,703	$9,959	$(1,036)

Net income (loss) per share—basic:
Continuing operations	$0.25	$0.35	$0.35	$(0.04)
Discontinued operation	0.05	—	—	—

Total	$0.30	$0.35	$0.35	$(0.04)

Net income (loss) per share—diluted:
Continuing operations	$0.24	$0.34	$0.35	$(0.04)
Discontinued operation	0.05	—	—	—

Total	$0.29	$0.34	$0.35	$(0.04)

2000
Revenues	$35,883	$39,864	$51,116	$57,352
Income (loss) from continuing operations	2,258	2,051	5,785	6,033
Income from discontinued operation	6,696	3,121	2,332	1,812

Net income	$8,954	$5,172	$8,117	$7,845

Net income (loss) per share—basic:
Continuing operations	$0.08	$0.07	$0.21	$0.22
Discontinued operation	0.24	0.12	0.08	0.06

Total	$0.32	$0.19	$0.29	$0.28

Net income (loss) per share—diluted:
Continuing operations	$0.08	$0.07	$0.21	$0.22
Discontinued operation	0.24	0.11	0.08	0.06

Total	$0.32	$0.18	$0.29	$0.28

OFFICERS AND DIRECTORS

OFFICERS

R. Randall Rollins
    Chairman of the Board and Chief Executive Officer

Richard A. Hubbell
    President and Chief Operating Officer

Linda H. Graham
    Vice President and Secretary

Ben M. Palmer
    Vice President, Chief Financial Officer, and Treasurer

DIRECTORS

R. Randall Rollins
    Chairman of the Board, Rollins, Inc. (consumer services)

Henry B. Tippie*†
    Chairman of the Board and Chief Executive Officer, Tippie Services, Inc. (management services)

Wilton Looney*
    Honorary Chairman of the Board, Genuine Parts company (automotive parts distributor)

James A. Lane, Jr.
    Executive Vice President of Marine Products Corporation, President, Chaparral Boats, Inc. (pleasure boat manufacturer)

James B. Willlams*
    Chairman of the Executive Committee, SunTrust Banks, Inc.(bank holding company)

Gary W. Rollins
    Chief Executive Officer, Rollins, Inc. (consumer services)

Richard A. Hubbell
    President and Chief Operating Officer

Linda H. Graham
    Vice President and Secretary

*
Member of the Audit Committee and Executive Compensation Committee

†
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

INVESTOR RELATIONS WEB SITE
    www.rpc.net

TRANSFER AGENT AND REGISTRAR
    For inquiries related to stock certificates, including changes of address, please contact:

      SunTrust Bank, Atlanta
      Stock Transfer Department
      PO Box 4625
      Atlanta, Georgia 30302
      Telephone: 800 568 3476

ANNUAL MEETING
    The Annual Meeting of RPC, Inc. will be held at 9:20 am, April 23, 2002, at the corporate offices in Atlanta, Georgia.

QuickLinks

  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. Exhibits, Financial Statement schedules, and reports on Form 8-K