Form 10-K/A
period 2001-12-31
RPC INC
filed 2002-03-27
CIK 742278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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
 (State of Incorporation)                   (I.R.S. Employer Identification No.

                            2170 Piedmont Road, N.E.
                             Atlanta, Georgia 30324
                                 (404) 321-2140

                    Securities registered pursuant to Section
                               12(b) of the Act:

       Title of each class             Name of each exchange on which registered
  Common Stock, $0.10 Par Value                The New York Stock Exchange
(28,704,075 shares outstanding as
     of February 26, 2002)

 The aggregate market value of shares of common stock held by non-affiliates at
                      February 28, 2001 was $160,732,188.

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

Explanatory Note: The undersigned registrant hereby amends its Form 10-K for the year ended December 31, 2001. This Amendment No. 1 on Form 10-K/A is being filed to include, as Exhibit 99.1, a letter to the Commission that the registrant has received the required representations from its independent auditors, Arthur
Andersen  LLP,  as  required  under   Temporary   Final  Rule  and  Final  Rule:
Requirements for Arthur Andersen LLP Auditing Clients, Temporary Note 3T, effective March 18, 2002.

     The registrant hereby amends Item 14 of the Form 10-K as follows:

Item 14.  Exhibits, Financial Statement schedules, and reports on Form 8-K

     The following documents are filed as part of this report.

                                                                                                        PAGE
  FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of December 31, 2001 and 2000                                           20
  Consolidated Statements of Income for the three years ended December 31, 2001                          21
  Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2001            22
  Consolidated Statements of Cash Flows for the three years ended December 31, 2001                      23
  Notes to Consolidated Financial Statements                                                             24

  SCHEDULES

  Schedule II-Valuation and Qualifying Accounts                                                          42


                                    Exhibits

Exhibit
Number         Description
--------       -----------------------------------------------------------------

3.1 Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2 Bylaws of RPC (incorporated herein by reference to Exhibit 3(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

4 Form of Common Stock (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31,
               1998).

10.1 RPC's 1994 Employees Stock Incentive Plan (incorporated herein by reference to Exhibit A of the definitive Proxy Statement dated March 20, 1994).

10.2 Agreement Regarding Distribution and Plan of Reorganization, dated February 12 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit
               10.2 to the Form 10 filed on February 13, 2001).

10.3 Employee Benefits Agreement dated February 12, 2001, by and between RPC, Inc., Chaparral Boats, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.3 to the Form 10 filed on February 13, 2001).

10.4 Transition Support Services Agreement dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.4 to the Form 10 filed on February 13, 2001).

10.5 Tax Sharing Agreement, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13,
               2001).

21*            Subsidiaries of RPC.

23*            Consent of Arthur Andersen LLP.

24*            Powers of Attorney for Directors

99.1** Letter dated March 27, 2002, from RPC, Inc. ("RPC") to the Securities and Exchange Commission stating that RPC has received certain representations from its independent public accountants, Arthur Andersen LLP.

--------------------
*    Previously filed.
**   Filed herewith.

REPORTS ON FORM 8-K.

None.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

RPC, Inc. and Subsidiaries
(in thousands)

                                                      Balance at          Charged to              Net                Balance
For the years ended December 31, 2001, 2000,          Beginning            Cost and           Recoveries            at End of
and 1999                                              of Period            Expenses          (Write-Offs)             Period
------------------------------------------------    --------------      ---------------    ------------------    -----------------

Year ended December 31, 2001                            $    4,994          $      300          $    (1,176)     $          4,118
     Allowance for Doubtful Accounts

Year ended December 31, 2000                            $    4,590          $       26          $       378     $           4,994
     Allowance for Doubtful Accounts

Year ended December 31, 1999                            $    6,927          $      123          $    (2,460)     $          4,590
     Allowance for Doubtful Accounts


                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    RPC, INC.

Dated:  March 27, 2002              By: /s/  Ben Palmer
                                        --------------------------------------
                                        Ben Palmer
                                        Vice President, Chief Financial Officer
                                        and Treasurer






1456683v1