Form 10-Q
period 2002-03-31
RPC INC
filed 2002-05-14
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

As of March 31, 2002, RPC, Inc. had 28,709,300 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2002, AND DECEMBER 31, 2001

(In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	$8,202	$4,275
Marketable securities	—	6,460
Accounts receivable, net	42,039	46,928
Inventories	8,357	8,412
Deferred income taxes	5,963	6,270
Federal income taxes receivable	4,343	2,072
Prepaid expenses and other current assets	4,469	3,704
Current assets	73,373	78,121
Equipment and property, net	112,273	115,046
Intangibles, net	9,409	7,804
Other assets	1,466	1,431
Total assets	$196,521	$202,402

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$10,033	$12,075
Accrued payroll and related expenses	8,718	12,031
Accrued insurance expenses	5,796	5,980
Accrued state, local and other taxes	1,671	2,896
Short-term debt	1,083	1,390
Other accrued expenses	4,632	2,625
Current liabilities	31,933	36,997
Long-term accrued insurance expenses	3,900	4,121
Long-term debt	2,492	2,937
Deferred income taxes	3,506	1,911
Total liabilities	41,831	45,966
Common stock	2,871	2,869
Capital in excess of par value	27,314	27,182
Earnings retained	125,366	127,246
Accumulated other comprehensive loss	(861)	(861)
Total stockholders’ equity	154,690	156,436
Total liabilities and stockholders’ equity	$196,521	$202,402

The accompanying notes are an integral part of these statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2002, AND 2001

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2002	2001

Revenues	$46,728	$62,733
Cost of services rendered and goods sold	29,908	34,062
Gross profit	16,820	28,671
Selling, general and administrative expenses	10,962	12,232
Depreciation and amortization	7,724	5,552
Operating (loss) profit	(1,866)	10,887
Interest expense (income), net	16	(193)
(Loss) income from continuing operations before income taxes	(1,882)	11,080
Income tax (benefit) provision	(715)	4,210
(Loss) income from continuing operations	(1,167)	6,870
Income from discontinued operation, net of income taxes	—	1,486
Net (Loss) income	$(1,167)	$8,356

(Loss) earnings per share - Basic
(Loss) income from continuing operations	$(0.04)	$0.25
Income from discontinued operation	—	0.05
Net (loss) income	$(0.04)	$0.30

(Loss) earnings per share - Diluted
(Loss) income from continuing operations	$(0.04)	$0.24
Income from discontinued operation	—	0.05
Net (loss) income	$(0.04)	$0.29

Average shares outstanding
Basic	28,264	27,908
Diluted	28,264	28,482

The accompanying notes are an integral part of these statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002, and 2001

(In thousands)

(Unaudited)

	Three months ended March 31,
	2002	2001
OPERATING ACTIVITES
Net Income (loss)	$(1,167)	$6,870
Noncash charges (credits) to earnings:
Depreciation and amortization	7,748	5,579
(Gain) loss on sale of equipment and property	(794)	18
Deferred income tax provision	1,902	—
(Increase) decrease in assets, excluding effect of businesses acquired:
Accounts receivable	4,889	(605)
Federal income taxes receivable	(2,271)	—
Inventories	55	(1,206)
Prepaid expenses and other current assets	(765)	(30)
Other non-current assets	(35)	(12)
Increase (decrease) in liabilities:
Accounts payable	(2,042)	6,018
Federal income taxes payable	—	1,599
Accrued payroll and related expenses	(3,313)	(982)
Accrued insurance expenses	(405)	(838)
Other accrued expenses	(872)	(579)
Net cash used for discontinued operation	—	(614)
Net cash provided by operating activities	2,930	15,218

INVESTING ACTIVITIES
Capital expenditures	(5,419)	(17,047)
Proceeds from sale of equipment and property	1,386	768
Net sale of marketable securities	6,460	17,756
Transfer of cash and marketable securities to Marine Products Corporation	—	(13,833)
Net cash provided by (used for) investing activities	2,427	(12,356)

FINANCING ACTIVITIES
Dividend distributions	(718)	(989)
Reduction of debt	(752)	(237)
Cash paid for common stock purchased and retired	(84)	(66)
Proceeds from exercise of stock options	124	310
Net cash used for financing activities	(1,430)	(982)

Net increase in cash and cash equivalents	3,927	1,880
Cash and cash equivalents at beginning of period	4,275	5,437
Cash and cash equivalents at end of period	$8,202	$7,317

The accompanying notes are an integral part of these statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               GENERAL

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, the results of operations and the cash flows for the three months ended March 31, 2002 and 2001.

The results of operations for the quarter ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

2.               EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income or loss by the respective weighted average number of shares outstanding during the respective periods.

A reconciliation of the weighted shares outstanding is as follows:

(In thousands)	Three months ended March 31,
	2002	2001

Basic	28,264	27,908

Dilutive effect of stock options and restricted shares	—	574

Diluted	28,264	28,482

3.               SPIN-OFF TRANSACTION

On February 12, 2001, the Board of Directors of RPC, Inc. (“RPC”) approved the spin-off of Chaparral Boats, Inc. (“Chaparral”), RPC’s Powerboat Manufacturing Segment (the “Spin-off”).  RPC accomplished the Spin-off on February 28, 2001 by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation (“Marine Products”), a Delaware corporation, and then distributing the common stock of Marine Products to RPC stockholders. RPC stockholders received 0.6 share of Marine Products Common Stock for each share of RPC Common Stock owned as of the record date.

Marine Products has been accounted for as a discontinued operation and the accompanying consolidated financial statements separately reflect the operations of this discontinued operation.  As part of the Spin-off, RPC transferred $13.8 million in cash and marketable securities to Marine Products.

4.               RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Beginning in the first quarter of 2002, if an impairment occurred, the adoption of SFAS No. 142 could have had an adverse effect on the Company’s future results of operations.  No part of the Company’s goodwill as of March 31, 2002 is considered impaired based on the provisions of SFAS No. 142.  Adoption of SFAS No. 142 will increase the net income after taxes by approximately $245,000 in 2002 due to cessation of amortization of goodwill.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for asset retirement costs of long lived assets resulting from legal obligations associated with acquisition, construction or development transactions.  The Company is required to adopt

SFAS No. 143 in January 2003.  Management has determined the adoption of this statement will not have a material effect on the Company’s future results of operations.

In August 2001, the FASB issued SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-lived Assets,” which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets.  The Company adopted SFAS No. 144 in January 2002.  The adoption of this statement did not have a material effect on the Company’s future results of operations.

5.               ACQUISITIONS

Effective February 2001, RPC purchased the assets of Sooner Testing, Inc. (“Sooner”) for a total consideration of $4.4 million, plus an earnout based on future operating results of Sooner. The earnout payments, if any, will be paid annually in accordance with the agreement between the Company and Sooner and will be recorded as goodwill when paid.  Sooner is in the pressure pumping business.  Operating results of Sooner have been included in the accompanying financial statements since the date of acquisition.  The purchase was funded by $3.1 million in cash and a promissory note of $1.25 million payable in three annual installments, plus interest at prime rate.  The acquisition has been accounted for using the purchase method of accounting.  The purchase cost has been allocated to the assets acquired based on estimated fair values as follows:

(In thousands)
Inventory	$317
Operating equipment and vehicles	2,788
Goodwill	1,250
Total cost	$4,355

The Consolidated Statements of Cash Flows for the three months ended March 31, 2001 excludes the $1.25 million promissory note payable issued in connection with this acquisition.  This amount was recorded as goodwill.

On July 9, 2001, RPC purchased the assets of Mathews Energy Services Inc. (“Mathews”), a pressure pumping company, for a total consideration of $11.0 million plus an earnout based on future operating results of Mathews.  The earnout payments, if any, will be made annually starting 2002, in accordance with the agreement between the Company and Mathews and will be recorded as goodwill when paid.  The purchase was funded with $5.0 million in cash, $4.0 million in stock and a promissory note of $2.0 million, payable in full after four years, plus interest payable quarterly at prime rate.  Operating results of Mathews have been included in the accompanying financial statements since the date of acquisition.  The acquisition has been accounted for using the purchase method of accounting.  The purchase cost has been allocated to the assets acquired based on estimated fair values as follows:

(In thousands)
Operating equipment	$7,396
Other assets	648
Goodwill and other intangibles	2,956
Total cost	$11,000

Earnouts in connection with acquisitions totaling approximately $1,941,000 have been recorded as goodwill, of which approximately $1,655,000 will be paid in the second quarter of 2002.

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

Certain information with respect to RPC’s business segments is set forth in the following table:

	Three months ended March 31,
	2002	2001
	(in thousands)
Revenues:
Technical Services	$37,813	$46,922
Support Services	6,586	12,538
Other	2,329	3,273
Total revenues	$46,728	$62,733
Operating (loss) profit:
Technical Services	$876	$9,390
Support Services	(1,686)	2,851
Other	(182)	(158)
Total operating (loss) profit	$(992)	$12,083
Corporate expenses	874	1,196
Interest, net	16	(193)
(Loss) income before income taxes	$(1,882)	$11,080

EBITDA:
Technical Services	$6,400	$12,690
Support Services	223	4,729
Other and Corporate	(741)	(954)
Total EBITDA	$5,882	$16,465

RPC, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Allowance for Doubtful Accounts – Accounts receivable are reduced by an allowance for amounts that may not be collected in the future.  Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations, and foreign national owned oil companies.  We have established credit evaluation procedures that seek to minimize the amount of business we conduct with higher risk customers.  Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas.  The estimated allowance for doubtful accounts is based on management’s evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical collection experience, and in the case of oil companies owned by foreign governments, our observations about the economic and political environment of the related country and region.  We have favorable collections experience with most of our customers except for certain companies owned by foreign governments that tend to extend their payments.  If the contracts with these customers are not renewed, or if we elect to no longer perform work in that particular country, collection risk could increase.

Income Taxes – The determination of our income tax provision is complex due to operations in several tax jurisdictions outside the United States which may be subject to certain risks which ordinarily would not be expected in the United States.  Tax regimes in certain jurisdictions are subject to significant changes which may be applied on a retroactive basis.  If this were to occur, our tax expense could be materially different than the amounts reported.  Furthermore, in determining the valuation allowance related to deferred tax assets, we estimate taxable income into the future and determine the magnitude of deferred tax assets which are more likely than not to be realized.  Future taxable income could be materially different than amounts estimated, in which case a valuation allowance would need to be created.

Accrued Insurance Expenses – The Company self insures, up to specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability.  The cost of claims under the self-insurance program is estimated and accrued as the claims are incurred although actual settlement of the claims may not be made until future periods.  These claims are closely monitored and the cost estimates are revised as developments occur relating to such claims.  To estimate the ultimate cost of the claims, the Company applies loss development factors to its outstanding claims based on our own historical experience and available industry statistical data.  The noncurrent portion of these estimated outstanding claims is classified as long-term accrued insurance expenses.  The ultimate cost of these claims depends upon many events beyond our control and could significantly vary from our current estimates.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenues for the first quarter ended March 31, 2002, decreased $16,005,000 or 26 percent to $46,728,000 compared to $62,733,000 for the quarter ended March 31, 2001. The Technical Services segment revenues of $37,813,000 decreased 19 percent from last year’s first quarter of $46,922,000.   The Support Services segment revenues for the quarter ended March 31, 2002, of $6,586,000 decreased 47 percent from last year’s first quarter revenues of $12,538,000.  These decreases were due to lower customer drilling and production enhancement activities domestically. During the first quarter 2002, the average working rig count in the United States had decreased 29 percent from last year’s first quarter.

Cost of services rendered and goods sold for the first quarter ended March 31, 2002, was $29,908,000 compared to $34,062,000 for the first quarter ended March 31, 2001, a decrease of $4,154,000 or 12 percent.  Cost of services rendered and goods sold, as a percent of revenues, increased from 54 percent in 2001 to 64 percent in 2002.  This increase resulted from an unfavorable operating environment which reduced our customer activity and impacted our pricing and equipment utilization.

Selling, general and administrative expenses for the first quarter ended March 31, 2002, were $10,962,000 compared to $12,232,000 for the first quarter ended March 31, 2001, a decrease of  $1,270,000 or 10 percent. This decrease was due to cost reduction efforts to better align our costs with the significant decline in the company’s oil and gas services business lines. Selling, general and administrative expenses as a percent of revenues increased from 19 percent in the first quarter of 2001 to 23 percent in 2002.

Depreciation and amortization was $7,724,000 for the first quarter ended March 31, 2002, an increase of $2,172,000 or 39 percent compared to $5,552,000 in 2001. This increase in depreciation and amortization results from increases in various maintenance and growth capital expenditures.

Operating (loss) profit for the first quarter ended March 31, 2002 was a loss of $1,866,000 a decrease of $12,753,000 compared to an operating profit of $10,887,000 in 2001. This significant decrease in operating profit resulted from significantly weaker industry conditions in 2002 compared to 2001.

Interest expense (income), net was an expense of $16,000 in the first quarter of 2002 compared to income of $193,000 in the first quarter of 2001. RPC generates interest income from investment of its available cash primarily in marketable securities. Interest expense, net resulted from decreases in available cash balances and from interest expense on the promissory notes issued in connection with the acquisitions of Sooner and Mathews.

(Loss) income from continuing operations decreased $12,962,000 from income of $11,080,000 in 2001 to a loss of $1,882,000 in 2002. This is consistent with the decreases in operating profit, as the income tax rate was the same in both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by our capital position and the amount of cash to be provided by operations.  In February 2001, the Company spun-off its powerboat manufacturing segment in a tax-free spin-off.  Historically, the powerboat manufacturing segment has generated more cash than it has needed.  To fund its investing and financing requirements in prior years, the Company’s oil and gas services businesses have used cash from operations (cash provided by continuing operations), and excess cash generated by the powerboat manufacturing segment.  In connection with the spin-off, the Company transferred payments and cash and marketable securities to this discontinued operation totaling approximately $15 million in 2001.  Subsequent to the spin-off, the cash generated by the spun-off segment is no longer available to the Company.

Cash provided by operating activities for the three months ended March 31, 2002, was $2,930,000 compared to $15,218,000 for the three months ended March 31, 2001, a

$12,288,000 or 81 percent decrease.  The decrease is due primarily to decreased net income and increased working capital compared to the prior year.

Cash provided by investing activities for the three months ended March 31, 2002, was $2,427,000 compared to cash used for investing activities of $12,356,000 for the three months ended March 31, 2001.  The decrease relates primarily to significantly lower capital expenditures in 2002 compared to 2001 and the transfer of cash and marketable securities to Marine Products Corporation in the first quarter of 2001.

Cash used for financing activities for the three months ended March 31, 2002, was $1,430,000 compared to $982,000 for the three months ended March 31, 2001, an increase of $448,000.  This increase in cash used is primarily due to higher debt service.

The prices of oil and natural gas have declined significantly during the first quarter compared to one year ago, reflecting concerns over supply and demand reductions caused by weakening economic conditions in the United States and globally.  As a result of these declines, RPC is monitoring customer exploration and production activity levels very closely, and making conservative decisions regarding capital expenditures and other commitments.

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

Related Party Transactions

Effective with the spin-off in the first quarter of 2001, the Company established a cash balance at Marine Products of approximately $15 million by transferring a total of $13.8 million in cash and marketable securities. Effective February 28, 2001, the Company began providing certain administrative services to Marine Products.  Charges from the Company (or from corporations which are subsidiaries of the Company) for such services aggregated approximately $116,000 and $551,000 for the three months ended March 31, 2002 and 2001, respectively.

The Company’s directors are also directors of Marine Products and certain officers are employees of both the Company and Marine Products.

Also, the Company periodically purchases in the ordinary course of business, products or services from vendors who are owned by significant officers or shareholders of RPC.  During 2001, the amount paid to these affiliated parties totaled approximately $486,000.

New Accounting Standards

In June 2001, the FASB approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001.  Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.  SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  Beginning in the first quarter of 2002, if an impairment occurred, the adoption of SFAS No. 142 could have had an adverse effect on the Company’s future results of operations.  No part of the Company’s goodwill as of March 31, 2002 is considered impaired based on provisions of SFAS No. 142.  Adoption of SFAS No. 142 will increase the net income after taxes by approximately $245,000 in 2002 due to cessation of amortization of goodwill.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for asset retirement costs of long lived assets resulting from legal obligations associated with acquisition, construction or development transactions.  The Company is required to adopt SFAS No. 143 in January 2003.  Management has determined the adoption of this statement will not have a material effect on the Consolidated Financial Statements of the Company.

In August 2001, the FASB issued SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-lived Assets,” which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets.  The Company adopted SFAS No. 144 in January 2002.  The adoption of this statement did not have a material effect on the Consolidated Financial Statements of the Company.

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

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following:  the volatility of oil and natural gas prices, continue downturn in the economy leading to decreased oil and gas exploration, inability to identify or complete acquisitions, adverse weather conditions, inability to attract and retain skilled employees, personal injury or property damage claims, and the changes in the supply and demand for oil and gas.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2002, there were no material amount of marketable securities held by RPC.

As of March 31, 2002, RPC had debt with variable interest rates which exposes RPC to certain market risks.  RPC has performed an interest rate sensitivity analysis using a duration model over the term of the debt with a 10 percent change in interest rates.  RPC is not subject to material interest rate risk exposure based on this analysis, and no material changes in market risk exposures or how those risks are managed is expected.

As of March 31, 2002, RPC had accounts receivable of $42 million (net of an allowance for doubtful accounts of $4 million).  RPC is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the oil and gas industry.

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

10.2

Employee Benefits Agreement by and between RPC, Inc., Marine Products Corporation and Chaparral Boats, Inc. (Incorporated by reference to Exhibit 10.3 to the Marine Products Corporation Registration Statement on Form 10 (File No. 1-16263) filed with the SEC on February 12, 2001).

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

RPC, INC.

/s/ Richard A. Hubbell
Date: May 14, 2002	Richard A. Hubbell
President and Chief Operating Officer

/s/ Ben M. Palmer
Date: May 14, 2002	Ben M. Palmer
Treasurer and Chief Financial Officer