Form 10-Q
period 2002-06-30
RPC INC
filed 2002-08-05
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of June 30, 2002, RPC, Inc. had 28,672,141 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2002, AND DECEMBER 31, 2001

(In thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	$7,364	$4,275
Marketable securities	—	6,460
Accounts receivable, net	42,609	46,928
Inventories	8,683	8,412
Deferred income taxes	5,505	6,270
Federal income taxes receivable	6,080	2,072
Prepaid expenses and other current assets	3,786	3,704
Current assets	74,027	78,121
Equipment and property, net	109,652	115,046
Intangibles, net	9,399	7,804
Other assets	1,457	1,431
Total assets	$194,535	$202,402

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$11,788	$12,075
Accrued payroll and related expenses	8,509	12,031
Accrued insurance expenses	5,473	5,980
Accrued state, local and other taxes	1,818	2,896
Short-term debt	1,068	1,390
Other accrued expenses	3,852	2,625
Current liabilities	32,508	36,997
Long-term accrued insurance expenses	3,974	4,121
Long-term debt	2,442	2,937
Deferred income taxes	3,859	1,911
Total liabilities	42,783	45,966
Common stock	2,867	2,869
Capital in excess of par value	26,961	27,182
Earnings retained	122,785	127,246
Accumulated other comprehensive loss	(861)	(861)
Total stockholders’ equity	151,752	156,436
Total liabilities and stockholders’ equity	$194,535	$202,402

The accompanying notes are an integral part of these statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002, AND 2001

(In thousands except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues	$46,774	$70,831	$93,502	$133,564
Cost of services rendered and goods sold	31,853	38,369	61,760	72,431
Gross profit	14,921	32,462	31,742	61,133
Selling, general and administrative expenses	10,237	11,115	21,200	23,347
Depreciation and amortization	7,806	5,681	15,530	11,233
Operating (loss) profit	(3,122)	15,666	(4,988)	26,553
Interest expense (income), net	29	16	45	(177)
(Loss) income from continuing operations before income taxes	(3,151)	15,650	(5,033)	26,730
Income tax (benefit) provision	(1,198)	5,947	(1,913)	10,157
(Loss) income from continuing operations	(1,953)	9,703	(3,120)	16,573
Income from discontinued operation, net of income taxes	—	—	—	1,486
Net (loss) income	$(1,953)	$9,703	$(3,120)	$18,059

(Loss) earnings per share — Basic
(Loss) income from continuing operations	$(0.07)	$0.35	$(0.11)	$0.59
Income from discontinued operation	—	—	—	0.05
Net (loss) income	$(0.07)	$0.35	$(0.11)	$0.64

(Loss) earnings per share — Diluted
(Loss) income from continuing operations	$(0.07)	$0.34	$(0.11)	$0.58
Income from discontinued operation	—	—	—	0.05
Net (loss) income	$(0.07)	$0.34	$(0.11)	$0.63

Average shares outstanding
Basic	28,265	27,937	28,265	27,922
Diluted	28,265	28,472	28,265	28,425

The accompanying notes are an integral part of these statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002, and 2001

(In thousands)

(Unaudited)

	Six months ended June 30,
	2002	2001
OPERATING ACTIVITES
(Loss) income from continuing operations	($3,120)	$16,573
Noncash charges (credits) to earnings:
Depreciation and amortization	15,578	11,285
(Gain) loss on sale of equipment and property	(985)	25
Deferred income tax provision	2,713	634
(Increase) decrease in assets, excluding effect of businesses acquired:
Accounts receivable	4,319	(5,527)
Federal income taxes receivable	(4,008)	—
Inventories	(271)	(1,283)
Prepaid expenses and other current assets	(82)	922
Other non-current assets	(26)	105
Increase (decrease) in liabilities:
Accounts payable	(287)	7,588
Federal income taxes payable	—	(2,645)
Accrued payroll and related expenses	(3,522)	1,012
Accrued insurance expenses	(654)	(755)
Other accrued expenses	150	(994)
Net cash used for discontinued operation	—	(614)
Net cash provided by operating activities	9,805	26,326

INVESTING ACTIVITIES
Capital expenditures	(10,613)	(23,686)
Purchase of businesses	(1,654)	(3,105)
Proceeds from sale of equipment and property	1,661	1,539
Net sale of marketable securities	6,460	17,756
Transfer of cash and marketable securites to Marine Products Corporation	—	(13,833)
Net cash used for investing activities	(4,146)	(21,329)

FINANCING ACTIVITIES
Dividend distributions	(1,435)	(1,701)
(Reduction of) increase in debt	(817)	580
Cash paid for common stock purchased and retired	(484)	(226)
Proceeds from exercise of stock options	166	420
Net cash used for financing activities	(2,570)	(927)

Net increase in cash and cash equivalents	3,089	4,070
Cash and cash equivalents at beginning of period	4,275	5,437
Cash and cash equivalents at end of period	$7,364	$9,507

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

In the opinion of management, the consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001.

The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

2.               EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income or loss by the respective weighted average number of shares outstanding during the respective periods.

A reconciliation of the weighted shares outstanding is as follows:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Basic	28,265	27,937	28,265	27,922

Dilutive effect of stock options and restricted shares	—	535	—	503

Diluted	28,265	28,472	28,265	28,425

3.               SPIN-OFF TRANSACTION

On February 12, 2001, the Board of Directors of RPC, Inc. (“RPC”) approved the spin-off of Chaparral Boats, Inc. (“Chaparral”), RPC’s former Powerboat Manufacturing Segment (the “Spin-off”).  RPC accomplished the Spin-off on February 28, 2001 by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation (“Marine Products”), a Delaware corporation, and then distributing the common stock of Marine Products to RPC stockholders. RPC stockholders received 0.6 share of Marine Products Common Stock for each share of RPC Common Stock owned as of the record date.

Marine Products was accounted for as a discontinued operation for the year ended December 31, 2001 and the accompanying consolidated financial statements separately reflect the operations of this discontinued operation.  As part of the Spin-off, RPC transferred $13.8 million in cash and marketable securities to Marine Products.

4.               RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 is not being amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Beginning in the first quarter of 2002, if an impairment occurred, the adoption of SFAS No. 142 could have had an adverse effect on the Company’s future results of operations. The Company has completed the analysis of its goodwill and determined that no part of the goodwill is impaired upon the initial adoption of SFAS No. 142.  If  the company had adopted SFAS No.142 at the beginning of 2001, there would have been an increase of $48,000 and $93,000 in  net income, and basic earnings per share and diluted earnings per share outstanding would not have changed for the three and six months ended June 30, 2001, respectively.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company is required to adopt SFAS No. 143 in January 2003. Management does not believe the adoption of this statement will have a material effect on the results of operations or financial position of the Company.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of  FASB statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,”  which clarifies the criteria under which extinguishment of debt can be considered as extraordinary and rescinds the related SFAS Nos. 4 and 64 in addition to SFAS No. 44 and also makes technical corrections to other Statements of Financial Standards. The Company plans to adopt SFAS No. 145 in January 2003.  Management believes that the adoption of this statement will not have a material effect on the Company’s future results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3.  The Company plans to adopt SFAS No. 146 in January 2003.  Management believes that the adoption of this statement will not have a material effect on the Company’s future results of operations.

5.               ACQUISITIONS

During 2001, the Company completed the acquisition of Sooner Testing, Inc., (“Sooner”) and Mathews Energy Services, Inc. (“Mathews”), which were accounted for under the purchase method of accounting.  Proforma results of operations have not been presented for these acquisitions because the effect of these acquisitions was not material to the Company on either an individual or aggregate basis.  The results of operations of these acquisitions are included in the Company’s consolidated statements of income from the date of acquisition.  The consolidated statements of cash flows for the six months ended June 30, 2001 excludes the $1.25 milion of promissory note payable in connection with the Sooner acquisition.

Potential earnouts may have to be paid in accordance with the respective agreements on an annual basis and will be recorded as goodwill when paid. Payments totaling $1.7 million were made in 2002 in connection with the earnouts related to the Sooner acquisition and other acquisitions completed prior to 2001.  These amounts have been recorded as goodwill.

6.               BUSINESS SEGMENT INFORMATION

RPC has two reportable segments: Technical Services and Support Services.  Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. These services are generally directed toward improving the flow of oil and natural gas from producing formations or to address well control issues. The Technical Services business segment consists primarily of snubbing, coiled tubing, pressure pumping, nitrogen, well control, down-hole tools, wire line, fluid pumping, hot-tapping, gate valve drilling and casing installation services. The principal markets for this business segment include the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and selected international locations. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies.  Support Services include RPC’s oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services, work platform marine vessels, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, Gulf of Mexico and mid-continent regions. Customers include domestic operations of major multi-national and independent oil and gas producers.

RPC evaluates the performance of its segments based on revenues and operating profits.  Certain information with respect to RPC’s business segments is set forth in the following table:

	Three months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Revenues:
Technical Services	$37,139	$53,580	$74,952	$100,502
Support Services	6,969	14,200	13,555	26,738
Other	2,666	3,051	4,995	6,324
Total revenues	$46,774	$70,831	$93,502	$133,564
Operating (loss) income:
Technical Services	$(967)	$12,498	$(91)	$21,888
Support Services	(701)	4,772	(2,387)	7,623
Other	(415)	(510)	(597)	(668)
Total operating (loss) income	$(2,083)	$16,760	$(3,075)	$28,843
Corporate expenses	1,039	1,094	1,913	2,290
Interest expense (income), net	29	16	45	(177)
(Loss) income before income taxes	$(3,151)	$15,650	$(5,033)	$26,730

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

CRITICAL ACCOUNTING POLICIES

The discussion on Critical Accounting Polices is incorporated herein by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001.  There have been no significant changes in the critical accounting policies since year end.

GENERAL

The Company’s operations are influenced by U.S. domestic oil and natural gas well drilling and production activity.   Factors within drilling and production activity that impact the Company’s business include the geographic location of wells, the conditions under which they are drilled, and the production enhancement services which they require.  The Technical Services segment provides completion, production, and maintenance services to a customer’s well.  The demand for these services is more influenced by production than drilling activities.  The Support Services segment primarily provides equipment for customer operations, and depends more on drilling activities than production activities.  Drilling activity is influenced by the price of oil and natural gas.  The prices of oil and natural gas are influenced by a wide variety of factors, and can be very volatile.  This volatility can cause a great deal of fluctuation in the Company’s revenues, profitability, and cash flow.

More than 90% of the Company’s revenues for the six months ending June 30, 2002 were realized in the U.S. domestic oilfield, and therefore domestic drilling and production activity is more important than worldwide activity in influencing the Company’s operations.  Domestic drilling activity, as measured by the weekly rig count, experienced record low activity in April 1999.  It recovered since that time, and reached a peak in July 2001 with 1,293 active rigs in operation.  It began to decline in the third and fourth quarter of 2001 due to decreased demand and high natural gas storage levels.  This depressed rig count continued in early 2002.  In early April 2002, the domestic rig count fell to 738 active rigs, a 43% decline from the peak nine months earlier.  The average rig count for the six months ending June 30, 2002 was 811, which was 32% lower than the average rig count of 1,190 during the six months ending June 30, 2001.  The Company believes that the rig count will stabilize after these drastic fluctuations, but management does not anticipate that it will rise significantly during the remainder of fiscal 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenues for the three months ended June 30, 2002, decreased $24,057,000 or 34 percent to $46,774,000 compared to $70,831,000 for the three months ended June 30, 2001. The Technical Services segment revenues of $37,139,000 decreased 31 percent from last year’s second quarter revenues of $53,580,000.   The Support Services segment revenues for the quarter ended June 30, 2002, of $6,969,000 decreased 51 percent from last year’s second quarter revenues of $14,200,000.  These decreases were due to lower customer drilling and production enhancement activities domestically and internationally including significantly less revenue in Venezuela and Algeria.  In the fourth quarter of 2001, the Company made the decision to shut down our operations in Venezuela.  Also contributing to the decline in revenues is the delay in renewing our contract in Algeria.  During the second quarter of 2002, the average working rig count in the United States decreased 35 percent from last year’s second quarter.

Cost of services rendered and goods sold for the three months ended June 30, 2002, was $31,853,000 compared to $38,369,000 for the three months ended June 30, 2001, a decrease of $6,516,000 or 17 percent.  Cost of services rendered and goods sold, as a percent of revenues, increased from 54 percent in the second quarter of 2001 to 68 percent in the second quarter of 2002.  This increase resulted from an unfavorable operating environment, which resulted in reduced customer activity and impacted our pricing and equipment utilization.

Selling, general and administrative expenses for the three months ended June 30, 2002, were $10,237,000 compared to $11,115,000 for the quarter ended June 30, 2001, a decrease of  $878,000 or eight percent. This decrease was due to cost reduction efforts to better align our costs with the significant decline in revenues. Selling, general and administrative expenses as a percent of revenues increased from 16 percent in the second quarter of 2001 to 22 percent in the second quarter of 2002.

Depreciation and amortization was $7,806,000 for the three months ended June 30, 2002, an increase of $2,125,000 or 37 percent compared to $5,681,000 for the quarter ended June 30, 2001. This increase in depreciation and amortization results from increases in various growth capital expenditures within Support Services and Technical Services including primarily Pressure Pumping.

Operating (loss) profit for the three months ended June 30, 2002 was a loss of $3,122,000 a decrease of $18,788,000 compared to an operating profit of $15,666,000 for the quarter ended June 30, 2001. This significant decrease in operating profit resulted from significantly weaker industry conditions in 2002 compared to 2001.

Interest expense (income), net was an expense of $29,000 for the three months ended June 30, 2002 compared to an expense of $16,000 for the quarter ended June 30, 2001. RPC generates interest income from investment of its available cash primarily in marketable securities. Interest expense, net resulted from decreases in available cash balances and from interest expense on the promissory notes issued in connection with acquisitions.

(Loss) income from continuing operations decreased $11,656,000 from income of $9,703,000 for the three months ended June 30, 2001 to a loss of $1,953,000 for the three months ended June 30, 2002. This decrease is consistent with the decreases in operating profit, as the effective income tax rate was the same in both periods.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Revenues for the six months ended June 30, 2002, decreased $40,062,000 or 30 percent to $93,502,000 compared to $133,564,000 for the six months ended June 30, 2001. The Technical Services segment revenues of $74,952,000 decreased 25 percent from last year’s six months revenues of $100,502,000.   The Support Services segment revenues for the six months ended June 30, 2002, of $13,555,000 decreased 49 percent from last year’s six months revenues of $26,738,000.  These decreases were due to lower customer drilling and production enhancement activities domestically. During the first six months of 2002, the average working rig count in the United States decreased 32 percent from the first six months of 2001.

Cost of services rendered and goods sold for the six months ended June 30, 2002, was $61,760,000 compared to $72,431,000 for the six months ended June 30, 2001, a decrease of $10,671,000 or 15 percent.  Cost of services rendered and goods sold, as a percent of revenues, increased from 54 percent in the first six months of 2001 to 66 percent in the first six months of 2002.  This increase resulted from an unfavorable operating environment which impacted our pricing and equipment utilization.

Selling, general and administrative expenses for the six months ended June 30, 2002, were $21,200,000 compared to $23,347,000 for the six months ended June 30, 2001, a decrease of  $2,147,000 or nine percent. This decrease was due to cost reduction efforts to better align our costs with the significant decline in revenues.  Selling, general and administrative expenses as a percent of revenues increased from 17 percent in the first six months of 2001 to 23 percent in the first six months of 2002.

Depreciation and amortization was $15,530,000 for the six months ended June 30, 2002, an increase of $4,297,000 or 38 percent compared to $11,233,000 for the six months ended June 30, 2001. This increase in depreciation and amortization results from increases in various growth capital expenditures.

Operating (loss) profit for the six months ended June 30, 2002 was a loss of $4,988,000 a decrease of $31,541,000 compared to an operating profit of $26,553,000 for the six months ended June 30 2001. This significant decrease in operating profit resulted from significantly weaker industry conditions in 2002 compared to 2001.

Interest expense (income), net was an expense of $45,000 in the first six months of 2002 compared to income of $177,000 in the first six months of 2001. RPC generates interest income from investment of its available cash primarily in marketable securities. Interest expense, net resulted from decreases in available cash balances and from interest expense on the promissory notes issued in connection with acquisitions.

(Loss) income from continuing operations decreased $19,693,000 from income of $16,573,000 for the six months ended June 30, 2001 to a loss of $3,120,000 for the six months ended June 30, 2002. This decrease is consistent with the decreases in operating profit, as the effective income tax rate was the same in both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by our capital position and the amount of cash to be provided by operations.  In February 2001, the Company spun-off its powerboat manufacturing segment in a tax-free spin-off.  Historically, the powerboat manufacturing segment has generated more cash than it has needed.  To fund its investing and financing requirements in prior years, the Company’s oil and gas services businesses have used cash from operations (cash provided by continuing operations), and excess cash generated by the powerboat manufacturing segment.  In connection with the Spin-off, the Company transferred payments and cash and marketable securities to this discontinued operation totaling approximately $13.8 million in 2001.  Subsequent to the Spin-off, the cash generated by the spun-off segment is no longer available to the Company.

Cash provided by operating activities for the six months ended June 30, 2002, was $9,805,000 compared to $26,326,000 for the six months ended June 30, 2001, a $16,521,000 or 63 percent decrease.  The decrease is due primarily to decreased net income.

Cash used for investing activities for the six months ended June 30, 2002, was $4,146,000 compared to $21,329,000 for the six months ended June 30, 2001.  This decrease relates primarily to significantly lower capital expenditures in 2002 compared to

2001 and the transfer of cash and marketable securities to Marine Products Corporation in the first quarter of 2001.

Cash used for financing activities for the six months ended June 30, 2002, was $2,570,000 compared to $927,000 for the six months ended June 30, 2001, an increase of $1,643,000.  This increase in cash used is primarily due to higher debt service.

The prices of oil and natural gas have declined significantly during the first six months of 2002 compared to one year ago, reflecting concerns over supply and demand reductions caused by weakening economic conditions in the United States and globally.  As a result of these declines, RPC is monitoring customer exploration and production activity levels very closely, and making conservative decisions regarding capital expenditures and other commitments.

We believe the liquidity provided by our existing cash, cash equivalents, our overall strong capitalization, including borrowing capacity, and cash expected to be generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months.  We believe our liquidity will allow us to grow our asset base and revenues when business conditions and customer activity levels improve.

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

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include the following:  the volatility of oil and natural gas prices, continued downturn in the economy leading to decreased oil and gas exploration, inability to identify or complete acquisitions, adverse weather conditions, inability to attract and retain skilled employees, personal injury or property damage claims, and the changes in the supply and demand for oil and gas.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2002, there were no material amount of marketable securities held by RPC.

As of June 30, 2002, RPC had debt with variable interest rates which exposes RPC to certain market risks.  RPC has performed an interest rate sensitivity analysis using a duration model over the term of the debt with a 10 percent change in interest rates.  RPC is not subject to material interest rate risk exposure based on this analysis, and no material changes in market risk exposures or how those risks are managed is expected.

As of June 30, 2002, RPC had accounts receivable of $43 million (net of an allowance for doubtful accounts of $3 million).  RPC is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the oil and gas industry.

RPC, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on April 23, 2002.  At the meeting, stockholders elected three Class I directors to the Board of Directors for the terms expiring in 2005.  Results of the voting were as follows:

Names of Nominees	For	Withheld
R. Randall Rollins	26,159,714	121,294
Henry B. Tippie	26,271,148	9,860
James B. Williams	26,259,696	21,312

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

99.1	Certification of Periodic Financial Reports

b)             Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ R. Randall Rollins
Date: August 5, 2002	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: August 5, 2002	Ben M. Palmer
Chief Financial Officer
(Principal Financial and
Accounting Officer)