Form 10-Q
period 2002-09-30
RPC INC
filed 2002-11-14
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of October 31, 2002, RPC, Inc. had 28,632,555 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2002, AND DECEMBER 31, 2001

(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	$8,956	$10,735
Accounts receivable, net	38,571	46,928
Inventories	8,590	8,412
Deferred income taxes	2,215	6,270
Federal income taxes receivable	8,239	2,072
Prepaid expenses and other current assets	2,832	3,704
Current assets	69,403	78,121
Equipment and property, net	107,235	115,046
Other assets	11,060	9,235
Total assets	$187,698	$202,402

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$11,375	$12,075
Accrued payroll and related expenses	7,123	12,031
Accrued insurance expenses	4,124	5,980
Accrued state, local and other taxes	2,234	2,896
Short-term debt	604	1,390
Other accrued expenses	3,749	2,625
Federal income taxes payable	—	—
Current liabilities	29,209	36,997
Long-term accrued insurance expenses	3,971	4,121
Long-term debt	2,410	2,937
Deferred income taxes	2,002	1,911
Total liabilities	37,592	45,966
Common stock	2,865	2,869
Capital in excess of par value	26,896	27,182
Earnings retained	121,206	127,246
Accumulated other comprehensive loss	(861)	(861)
Total stockholders’ equity	150,106	156,436
Total liabilities and stockholders’ equity	$187,698	$202,402

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002, AND 2001

(In thousands except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Revenues	$50,342	$75,674	$143,844	$209,238
Cost of services rendered and goods sold	33,363	39,862	95,123	112,293
Gross profit	16,979	35,812	48,721	96,945
Selling, general and administrative expenses	10,685	12,820	31,885	36,167
Depreciation and amortization	7,954	6,791	23,484	18,024
Operating (loss) profit	(1,660)	16,201	(6,648)	42,754
Interest expense (income), net	17	138	62	(39)
(Loss) income before income taxes	(1,677)	16,063	(6,710)	42,793
Income tax (benefit) provision	(637)	6,104	(2,550)	16,261
(Loss) income from continuing operations	(1,040)	9,959	(4,160)	26,532
Income from discontinued operation, net of income taxes	—	—	—	1,486
Net (loss) income	$(1,040)	$9,959	$(4,160)	$28,018
Dividends declared per share	$0.025	$0.025	$0.075	$0.085

(Loss) earnings per share - Basic
(Loss) income from continuing operations	$(0.04)	$0.35	$(0.15)	$0.95
Income from discontinued operation	—	—	—	0.05
Net (loss) income	$(0.04)	$0.35	$(0.15)	$1.00

(Loss) earnings per share - Diluted
(Loss) income from continuing operations	$(0.04)	$0.35	$(0.15)	$0.93
Income from discontinued operation	—	—	—	0.05
Net (loss) income	$(0.04)	$0.35	$(0.15)	$0.98

Average shares outstanding
Basic	28,259	28,207	28,263	28,021
Diluted	28,259	28,708	28,263	28,528

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002, and 2001

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2002	2001
OPERATING ACTIVITES
Net (loss) income	$(4,160)	$28,018
Noncash charges (credits) to earnings:
Depreciation and amortization	23,558	18,100
Loss (gain) on sale of equipment and property	(1,275)	39
Deferred income tax provision (benefit)	4,146	(69)
Income from discontinued operation	—	(1,486)
(Increase) decrease in assets, excluding effect of businesses acquired:
Accounts receivable	8,357	(15,448)
Federal income taxes receivable	(5,986)	—
Inventories	(178)	(1,489)
Prepaid expenses and other current assets	872	920
Other non-current assets	(9)	(65)
Increase (decrease) in liabilities:
Accounts payable	(700)	6,622
Federal income taxes payable	—	(614)
Accrued payroll and related expenses	(4,908)	1,353
Accrued insurance expenses	(2,006)	29
Other accrued expenses	462	56
Net cash used in discontinued operation	—	(614)
Net cash provided by operating activities	18,173	35,352

INVESTING ACTIVITIES
Capital expenditures	(16,264)	(35,441)
Purchase of businesses	(1,886)	(8,391)
Proceeds from sale of equipment and property	2,156	1,804
Net sale of marketable securities	—	17,756
Transfer of cash and marketable securites to Marine Products Corporation	—	(13,833)
Net cash used in investing activities	(15,994)	(38,105)

FINANCING ACTIVITIES
Dividend distributions	(2,152)	(2,419)
Increase in (reduction of) debt	(1,313)	5,850
Cash paid for common stock purchased and retired	(680)	(678)
Proceeds from exercise of stock options	187	433
Net cash (used in) provided by financing activities	(3,958)	3,186

Net (decrease) increase in cash and cash equivalents	(1,779)	433
Cash and cash equivalents at beginning of period	10,735	5,437
Cash and cash equivalents at end of period	$8,956	$5,870

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

The accompanying unaudited condensed consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

There have been no material changes to the Accumulated Comprehensive Loss balance as of December 31, 2001.

Certain prior year balances have been reclassified to conform to the current year presentations.

2.   (LOSS) EARNINGS PER SHARE

Basic and diluted (loss) earnings per share are computed by dividing net income or loss by the respective weighted average number of shares outstanding during the respective periods.

A reconciliation of the weighted average shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2002	2001	2002	2001

Basic	28,259	28,207	28,263	28,021

Dilutive effect of stock options andand restricted shares	—	501	—	507

Diluted	28,259	28,708	28,263	28,528

For the three and nine months ended September 30, 2002, the stock equivalents that could potentially dilute basic earnings per share  in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

3.   SPIN-OFF TRANSACTION

On February 12, 2001, the Board of Directors of RPC approved the spin-off of Chaparral Boats, Inc. (“Chaparral”), RPC’s former Powerboat Manufacturing Segment (the “Spin-off”).  RPC accomplished the Spin-off on February 28, 2001 by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation (“Marine Products”), a Delaware corporation, and then distributing the Common Stock of Marine Products to RPC stockholders. RPC stockholders received 0.6 share of Marine Products Common Stock for each share of RPC Common Stock owned as of the record date.

Marine Products was accounted for as a discontinued operation for the year ended December 31, 2001 and the accompanying consolidated financial statements separately reflect the operations of this discontinued operation.  As part of the Spin-off, RPC transferred $13.8 million in cash and marketable securities to Marine Products.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS

No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill and indefinite lived intangible assets that existed on June 30, 2001 after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 is not being amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on at least an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Beginning in the first quarter of 2002, if an impairment occurred, the adoption of SFAS No. 142 could have had an adverse effect on the Company’s future results of operations. The Company has completed the analysis of its goodwill and determined that no part of the goodwill is impaired upon the initial adoption of SFAS No. 142.  If  the Company had adopted SFAS No.142 at the beginning of 2001 the impact would have been as follows: there would have been an increase of $83,000 and $176,000 in net income for the three and nine months ended September 30, 2001, respectively; basic earnings per share outstanding for the three months ended September 30, 2001 would have increased by $0.01 with no change in the diluted earnings per share; for the nine months ended September 30, 2001, basic earnings per share would have remained unchanged while the diluted earnings per share would have increased by $0.01.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions.  The Company is required to adopt SFAS No. 143 in January 2003.  Management does not believe the adoption of this statement will have a material effect on the financial position, results of operations or liquidity of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets.  The Company adopted SFAS No. 144 in January 2002.  The adoption of this statement did not have a material effect on the financial position, results of operations or liquidity of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” which clarifies the criteria under which extinguishment of debt can be considered as extraordinary and rescinds the related SFAS Nos. 4 and 64 in addition to SFAS No. 44 and also makes technical corrections to other Statements of Financial Standards. The Company plans to adopt SFAS No. 145 in January 2003.  Management believes that the adoption of this statement will not have a material effect on the financial position, results of operations or liquidity of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and replaces the current accounting for costs associated with an exit or disposal activity contained in Emerging Issues Task Force No. 94-3.  The Company plans to adopt SFAS No. 146 in January 2003.  Management believes that the adoption of this statement will not have a material effect on the financial position, results of operations or liquidity of the Company.

5.   ACQUISITIONS

During 2001, the Company completed the acquisition of Sooner Testing, Inc., (“Sooner”) and Mathews Energy Services, Inc. (“Mathews”), which were accounted for under the purchase method of accounting.  Pro-forma results of operations have not been presented for these acquisitions because the effect of these acquisitions was not material to the Company on either an individual or an aggregate basis.  The results of operations of these acquisitions are included in the Company’s consolidated statements of operations from the respective dates of acquisition.  The consolidated statements of cash flows for the nine months ended September 30, 2001 excludes non-cash consideration paid in connection with these acquisitions including $3.25 million of promissory notes and $4.0 million of RPC common stock.

Earnouts may have to be paid in accordance with the respective acquisition agreements as determined on an annual basis.  Such earnout amounts are recorded as goodwill when the amounts are reasonably determinable.  Earnouts totaling $1.9 million relating to 2001 were paid in 2002 and have been recorded as goodwill.

6.   BUSINESS SEGMENT INFORMATION

RPC has two reportable segments: Technical Services and Support Services.  Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. These services are generally directed toward improving the flow of oil and natural gas from producing formations or to address well control issues. The Technical Services business segment consists primarily of snubbing, coiled tubing, hydraulic pressure pumping, nitrogen, well control, down-hole tools, wire line, fluid pumping, hot-tapping, gate valve drilling and casing installation services. The principal markets for this business segment include the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and selected international locations. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies.  Support Services include RPC’s oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services, work platform marine vessels, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, Gulf of Mexico and mid-continent regions. Customers include domestic operations of major multi-national and independent oil and gas producers.

Certain information with respect to RPC’s business segments is set forth in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Revenues:
Technical Services	$40,161	$58,987	$115,113	$159,489
Support Services	7,692	13,785	21,247	40,523
Other	2,489	2,902	7,484	9,226
Total revenues	$50,342	$75,674	$143,844	$209,238
Operating (loss) income:
Technical Services	$(344)	$12,545	$(435)	$34,433
Support Services	242	4,881	(2,145)	12,504
Other	(435)	(160)	(1,032)	(828)
Total operating (loss) income	$(537)	$17,266	$(3,612)	$46,109
Corporate expenses	1,123	1,065	3,036	3,355
Interest expense (income), net	17	138	62	(39)
(Loss) income before income taxes	$(1,677)	$16,063	$(6,710)	$42,793

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

GENERAL

The Company’s operations are influenced by U.S. domestic oil and natural gas well drilling and production activity.   Factors within drilling and production activity that impact the Company’s business include the geographic location of wells, the conditions under which they are drilled, and the production enhancement services which they require.  The Technical Services segment provides completion, production, and maintenance services to a customer’s well.  The demand for these services is more influenced by production than drilling activities.  The Support Services segment primarily provides equipment for customer operations, and depends more on drilling activities than production activities.  Drilling activity is influenced by the price of oil and natural gas.  The prices of oil and natural gas are influenced by a wide variety of factors and can be very volatile.  This volatility can cause a great deal of fluctuation in the Company’s revenues, profitability, and cash flow.

More than 90 percent of the Company’s revenues for the nine months ended September 30, 2002 were realized in the U.S. domestic oilfield, and therefore domestic drilling and production activity is more important than worldwide activity in influencing the Company’s operations.  Domestic drilling activity, as measured by the weekly rig count, experienced record low activity in April 1999.  It recovered since that time, and reached a peak in July 2001 with 1,293 active rigs in operation.  It began to decline in the third and fourth quarter of 2001 due to decreased demand and high natural gas storage levels.  This depressed rig count continued in early 2002.  The average rig count for the nine months ended September 30, 2002 was 825, which was 32 percent lower than the average rig count of 1,207 during the nine months ended September 30,

2001.  The Company believes that the rig count will stabilize after these drastic fluctuations, but management does not anticipate that it will rise significantly during the remainder of 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues for the three months ended September 30, 2002, decreased $25,332,000 or 34 percent to $50,342,000 compared to $75,674,000 for the three months ended September 30, 2001. The Technical Services segment revenues of $40,161,000 decreased 32 percent from last year’s third quarter revenues of $58,987,000.   The Support Services segment revenues for the quarter ended September 30, 2002, of $7,692,000 decreased 44 percent from last year’s third quarter revenues of $13,785,000. These decreases were due to lower customer drilling and production enhancement activities domestically and internationally.  During the third quarter of 2002, the average working rig count in the United States decreased 31 percent from last year’s third quarter.  The Company's domestic revenues declined 30 percent during this time.  In the fourth quarter of 2001, the Company made the decision to shut down its operations in Venezuela due to political unrest and uncertain customer activity levels.  Also contributing to the decline in third quarter revenues was the delay in renewing the Company's contract with the national oil company in Algeria.   The Company has recently learned that these contracts were renewed with other service providers at rates that were unacceptable to the Company.  The assets and personnel used in these operations have been redeployed to other more viable projects.  For the three months ended September 30, 2002 foreign revenues declined by $1,500,000 compared to the three months ended September 30, 2001 due to the cessation of operations in Algeria.

Cost of services rendered and goods sold for the three months ended September 30, 2002, was $33,363,000 compared to $39,862,000 for the three months ended September 30, 2001, a decrease of $6,499,000 or 16 percent.  Cost of services rendered and goods sold, as a percent of revenues, increased from 53 percent in the third quarter of 2001 to 66 percent in the third quarter of 2002.  This increase resulted from an unfavorable operating environment, which resulted in reduced customer activity and impacted our pricing and equipment utilization.  Also, the reduced international activity levels adversely impacted the Company's gross margin.

Selling, general and administrative expenses for the three months ended September 30, 2002, were $10,685,000 compared to $12,820,000 for the quarter ended September 30, 2001, a decrease of  $2,135,000 or 17 percent. This decrease was due to personnel and other cost reduction efforts to better align the Company's costs with the significant decline in revenues. Selling, general and administrative expenses as a percent of revenues increased from 17 percent in the third quarter of 2001 to 21 percent in the third quarter of 2002.  This increase was because some of the costs were fixed and could not be reduced in proportion to the reduction in revenues.

Depreciation and amortization was $7,954,000 for the three months ended September 30, 2002, an increase of $1,163,000 or 17 percent compared to $6,791,000 for the quarter ended September 30, 2001. This increase in depreciation and amortization resulted from various growth capital expenditures within Support Services and Technical Services including primarily hydraulic pressure pumping.

Operating (loss) profit for the three months ended September 30, 2002 was a loss of $1,660,000 a decrease of $17,861,000 compared to an operating profit of $16,201,000 for the quarter ended September 30, 2001. This significant decrease in operating profit resulted from significantly weaker industry conditions in 2002 compared to 2001, as discussed above.  The Company has not been able to reduce its costs as much as its revenues have declined.

Interest expense (income), net was an expense of $17,000 for the three months ended September 30, 2002 compared to an expense of $138,000 for the quarter ended September 30, 2001. RPC generates interest income from investment of its available cash primarily in short-term marketable securities. Interest expense, net resulted from decreases in available cash balances and from interest expense on the promissory notes issued in connection with acquisitions.  The decrease in interest expense, net for the three months ended September 30, 2002 compared to the quarter ended September 30, 2001 was due to increased interest income from higher available cash  balances coupled with less interest expense due to lower outstanding debt.

Income tax (benefit) provision, for 2002 was provided at the same effective tax rate for the three months ended September 30, 2002 and 2001.  The tax benefit for 2002 was provided at the expected annual effective tax rate and could fluctuate depending on the results for the fourth quarter.

(Loss) income from continuing operations decreased $10,999,000 from income of $9,959,000 for the three months ended September 30, 2001 to a loss of $1,040,000 for the three months ended September 30, 2002 for the reasons discussed above. This decrease is consistent with the decreases in revenues and operating profit, as described above.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues for the nine months ended September 30, 2002, decreased $65,394,000 or 31 percent to $143,844,000 compared to $209,238,000 for the nine months ended September 30, 2001. The Technical Services segment revenues of $115,113,000

decreased 28 percent from last year’s nine months revenues of $159,489,000.   The Support Services segment revenues for the nine months ended September 30, 2002, of $21,247,000 decreased 48 percent from last year’s nine months revenues of $40,523,000.  These decreases were due to lower customer drilling and production enhancement activities domestically. During the first nine months of 2002, the average working rig count in the United States decreased 32 percent from the first nine months of 2001.  The Company's domestic revenues decreased 29 percent during this time.  Also contributing to the decline in revenues was the shutting down of operations in Venezuela and the delay in renewing the Company's contract with the national oil company in Algeria.  For the nine months ended September 30, 2002 revenues declined by $2,300,000 compared to the nine months ended September 30, 2001 due to the cessation of operations in Algeria.

Cost of services rendered and goods sold for the nine months ended September 30, 2002, was $95,123,000 compared to $112,293,000 for the nine months ended September 30, 2001, a decrease of $17,170,000 or 15 percent.  Cost of services rendered and goods sold, as a percent of revenues, increased from 54 percent in the first nine months of 2001 to 66 percent in the first nine months of 2002.  This increase resulted from an unfavorable operating environment which impacted the Company's pricing and equipment utilization.

Selling, general and administrative expenses for the nine months ended September 30, 2002, were $31,885,000 compared to $36,167,000 for the nine months ended September 30, 2001, a decrease of $4,282,000 or 12 percent. This decrease was due to cost reduction efforts to better align the Company's costs with the significant decline in revenues. Selling, general and administrative expenses as a percent of revenues increased from 17 percent in the first nine months of 2001 to 22 percent in the first nine months of 2002.  This increase was because some of the costs were fixed and could not be reduced in proportion to the reduction in revenues.

Depreciation and amortization was $23,484,000 for the nine months ended September 30, 2002, an increase of $5,460,000 or 30 percent compared to $18,024,000 for the nine months ended September 30, 2001. This increase in depreciation and amortization resulted from various growth capital expenditures.

Operating (loss) profit for the nine months ended September 30, 2002 was a loss of $6,648,000 a decrease of $49,402,000 compared to an operating profit of $42,754,000 for the nine months ended September 30 2001. This significant decrease in operating profit resulted from significantly weaker industry conditions in 2002 compared to 2001 and the resulting decrease in revenues as described above.

Interest expense (income), net was an expense of $62,000 in the first nine months of 2002 compared to income of $39,000 in the first nine months of 2001. RPC generates interest income from investment of its available cash primarily in marketable securities.

Interest expense, net resulted from decreases in available cash balances and from interest expense on the promissory notes issued in connection with acquisitions.

Income tax (benefit) provision, for 2002 was provided at the same effective tax rate for the nine months ended September 30, 2002 and 2001.  The tax benefit for 2002 was provided at the estimated annual effective tax rate and could change significantly depending on the results of the fourth quarter.

(Loss) income from continuing operations decreased $30,692,000 from income of $26,532,000 for the nine months ended September 30, 2001 to a loss of $4,160,000 for the nine months ended September 30, 2002. This decrease is consistent with the decreases in operating profit and revenues, as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.  In February 2001, the Company spun-off its powerboat manufacturing segment in a tax-free spin-off.  Historically, the powerboat manufacturing segment has generated more cash than it has needed.  To fund its investing and financing requirements in prior years, the Company’s oil and gas services businesses have used cash from operations (cash provided by continuing operations), and excess cash generated by the powerboat manufacturing segment.  In connection with the Spin-off, the Company transferred payments of cash and marketable securities to this discontinued operation totaling approximately $13,800,000 in 2001.  Subsequent to the Spin-off, the cash generated by the spun-off segment is no longer available to the Company.

Cash provided by operating activities for the nine months ended September 30, 2002, was $18,173,000 compared to $35,352,000 for the nine months ended September 30, 2001, a $17,179,000 or 49 percent decrease.  The decrease is due primarily to decreased net income.

Cash used for investing activities for the nine months ended September 30, 2002, was $15,994,000 compared to $38,105,000 for the nine months ended September 30, 2001.  This results from the Company’s decision to decrease capital expenditures in 2002 because of less cash provided by operating activities, compared to 2001.  Also, the nine months ended September 30, 2001 included the $13,800,000 transfer of cash and marketable securities to Marine Products Corporation.

Cash (used for) provided by financing activities for the nine months ended September 30, 2002, was $3,958,000 compared to $3,186,000 provided by financing activities for the nine months ended September 30, 2001, an increase of $7,144,000.  This increase in cash used is primarily due to a net reduction in outstanding debt in 2002 compared to a net increase in debt in 2001 related to acquisitions.

The prices for oil and natural gas remain historically strong, but have failed to lead to an increase in drilling activity.  This is inconsistent with the historically high correlation between commodity prices and rig counts. As a result of these declines, RPC is monitoring customer exploration and production activity levels very closely, and making conservative decisions regarding capital expenditures and other commitments.

The Company believes the liquidity provided by its existing cash and cash equivalents, the Company's overall strong capitalization, including borrowing capacity, and cash expected to be generated from operations, will provide sufficient capital to meet its requirements for at least the next twelve months.  The Company believes its liquidity will allow the Company to grow its asset base and revenues when business conditions and customer activity levels improve.

SEASONALITY

Oil prices affect demand throughout the oil and natural gas industry, including the demand for the Company's products and services.  The Company's business depends in large part on the conditions of the oil and gas industry, and specifically on the capital expenditures of its customers related to the exploration and production of oil and natural gas.  When these expenditures decline, customers' demand for the Company's services declines.

INFLATION

The Company operates in highly competitive areas of the oilfield services industry.  The products and services of each of the Company's principal industry segments are sold in highly competitive markets, and its revenues and earnings may be affected by the following factors:  changes in competitive prices, fluctuations in the level of activity and major markets, general economic conditions, and governmental regulation.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to the Company's business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for growth, and the impact of SFAS Nos. 142, 143, 145 and 146, and the Company's beliefs and expectations regarding future demand for the Company's products and services and other events and conditions that may influence the oilfield services market and the Company's performance in the future.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The Company cautions you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2001 and the following:  the volatility of oil and natural gas prices, continued downturn in the economy leading to decreased oil and gas exploration, inability to identify or complete acquisitions, adverse weather conditions, inability to attract and retain skilled employees, personal injury or property damage claims, and the changes in the supply and demand for oil and gas.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2002, there were no material amounts of marketable securities held by RPC.

As of September 30, 2002, RPC had debt with variable interest rates which exposes RPC to certain market risks.  RPC has performed an interest rate sensitivity analysis using a duration model over the term of the debt with a 10 percent change in interest rates.  RPC is not subject to material interest rate risk exposure based on this analysis, and no material changes in market risk exposures or how those risks are managed is expected.

As of September 30, 2002, RPC had accounts receivable of $39 million (net of an allowance for doubtful accounts of $3 million).  RPC is subject to a concentration of credit risk because most of the accounts receivable are due from companies operating in the oil and gas industry.  Although the Company believes that it has strong credit evaluation and monitoring control procedures, its customers are subjected to the risks of the highly cyclical and capital intensive oil and gas industry. In the case of customers that are oil companies owned by foreign governments, the economic and political environment of the related country and region play a part in the collectibility of the receivables.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days prior to the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective for their purposes.

Subsequent to the date when the disclosure controls and procedures were evaluated, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

In accordance with Section 10A of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company will have all non-audit services pre-approved by the Company's audit committee.  During the quarter ended September 30, 2002, there were no non-audit services under consideration.

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

b)   Reports on Form 8-K

On July 24, 2002, the Company filed a Form 8-K dated July 23, 2002 pursuant to Item 4 announcing that it had appointed Ernst & Young LLP to serve as the new independent auditors, dismissing Arthur Andersen.  The decision was approved by the Company’s Board of Directors upon the recommendation of its Audit Committee.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ R. Randall Rollins
Date: November 14, 2002	R. Randall Rollins
Chief Executive Officer (Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 14, 2002	Ben M. Palmer
Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF PERIODIC FINANCIAL REPORTS

I, R. Randall Rollins, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RPC, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ R. Randall Rollins
Date: November 14, 2002	R. Randall Rollins
Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF PERIODIC FINANCIAL REPORTS

I, Ben M. Palmer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RPC, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Ben M. Palmer
Date: November 14, 2002	Ben M. Palmer
Chief Financial Officer (Principal Financial and Accounting Officer)