Form 10-K
period 2002-12-31
RPC INC
filed 2003-03-21
CIK 742278

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002

Commission File No. 1-8726

RPC, INC.

Delaware (State of Incorporation)	58-1550825 (I.R.S. Employer Identification No.)
2170 Piedmont Road, NE Atlanta, Georgia 30324 (404) 321-2140
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.10 Par Value	Name of each exchange on which registered The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☒    No ☐

        The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2002 was $127,774,518 based on the closing price on the New York Stock Exchange on June 28, 2002 of $11.80 per share.

        RPC, Inc. had 28,607,601 shares of Common Stock outstanding as of February 24, 2003.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Documents Incorporated by Reference

        Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 13 of this report.

PART I

        Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as "we," "us," or "the Company."

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

ITEM 1. BUSINESS

Organization

        RPC, Inc. ("RPC") is a Delaware corporation originally organized in 1984 as a holding company for several oilfield services companies. Two of RPC's businesses, Cudd Pressure Control ("Cudd") and Patterson Services ("Patterson"), have been in operation for more than 20 years. Effective February 28, 2001, RPC completed the spin-off of its powerboat manufacturing business through a distribution of shares of Marine Products Corporation ("Marine Products").

Overview

        RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and in selected international markets. The services and equipment provided include, among other things, (1) snubbing services, (2) coiled tubing services, (3) pressure pumping services, (4) nitrogen services, (5) firefighting and well control, (6) the rental of drill pipe and other specialized oilfield equipment, and (7) marine services. RPC acts as a holding company for its operating subsidiaries, Cudd Pressure Control, Inc., Patterson Services, Inc. and Patterson Tubular Services, Inc. together with other smaller non-core businesses.

Business Segments

        RPC's service lines have been aggregated into two reportable oil and gas services business segments—Technical Services and Support Services—because of the similarities between the financial performance and approach to managing the service lines within each of the segments as well as the economic and business conditions impacting their business activity levels. The other business segment aggregates information concerning RPC's business units that do not qualify for separate segment reporting, including an overhead crane fabricator and an interactive software training developer.

        Technical Services include RPC's oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer's well.

The demand for these services is generally influenced by customers' decisions to invest capital toward improving the flow of oil and natural gas from producing formations or to address well control issues. This business segment consists primarily of snubbing, coiled tubing, pressure pumping, nitrogen, well control, down-hole tools, wire line, fluid pumping and casing installation services. The principal markets for this business segment include the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and international locations including primarily Africa, Latin America and Canada. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

        Support Services include RPC's oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services, work platform marine vessels and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, Gulf of Mexico and mid-continent regions. Customers include domestic operations of major multi-national and independent oil and gas producers.

Technical Services

        The following is a description of the primary service lines conducted within the Technical Services business segment:

        Snubbing.    Snubbing involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and down-hole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace down-hole equipment in a pressurized environment. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing rig can perform many applications at a lower cost than other alternatives. Since snubbing is a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relatively few operators who have the experience and knowledge required to perform such services safely and efficiently.

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

        Pressure Pumping.    Pumping services are provided to customers throughout the Gulf Coast and mid-continent regions of the United States and are generally utilized in production. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in the pressure pumping business include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

  Fracturing—Fracturing services are performed to stimulate production of oil and natural gas by increasing the permeability of a formation. The fracturing process consists of pumping a fluid gel into a cased well at sufficient pressure to fracture the formation at desired depths. Sand, bauxite or synthetic proppant, which is suspended in the gel, is pumped into the fracture. When the pressure is released at the surface, the fluid gel returns to the well, but the proppant remain in the fracture, thus keeping it open so that oil and natural gas can flow through the fracture into the well. In some cases, fracturing is performed in formations with a high amount of carbonate rock by an acid solution pumped under pressure without a proppant or with small amounts of proppant.

  Acidizing—Acidizing services are also performed to stimulate production of oil and natural gas, but they are used in wells that have undergone formation damage due to the buildup of various materials that block the formation. Acidizing entails pumping large volumes of specially formulated acids into reservoirs to dissolve barriers and enlarge crevices in the formation, thereby eliminating obstacles to the flow of oil and natural gas. Acidizing services can also enhance production in limestone formations.

        Nitrogen.    There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service line. In addition to fracturing, nitrogen serves as a compliment to our snubbing and coiled tubing service lines. For non-oilfield industrial users, nitrogen can be used to purge pipelines and create a non-combustible environment. RPC stores and transports nitrogen and has a number of pumping unit configurations that inject nitrogen in its various applications. Some of these pumping units are set up for use on offshore platforms or inland waters. RPC purchases its nitrogen in liquid form from several suppliers and believes that these sources of supply are adequate.

        Well Control.    Cudd Pressure Control specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires domestically and internationally. In connection with these services, Cudd, along with Patterson Services, has the capacity to supply the equipment, expertise and personnel necessary to restore affected oil and gas wells to production. In the last five years, the Company has responded to well control situations in several international locations including Argentina, Australia, Bolivia, Colombia, Egypt, India, Peru, Taiwan and Venezuela.

        The Company's professional firefighting staff has more than 300 years of aggregate industry experience in responding to well fires and blowouts. This team of 16 experts responds to well control projects where hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred. In the most critical situations, there are explosive fires, the destruction of drilling and production facilities, substantial environmental damage and the loss of hundreds of thousands of dollars per day in well operators' production revenue. Since these events ordinarily arise from equipment failures or human error, it is impossible to predict accurately the timing or scope of this work. Additionally, less critical events frequently occur in connection with the drilling of new wells in high-pressure reservoirs. In these situations, the Company is called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits.

        Down-hole Tools.    ThruTubing Solutions ("TTS"), a division of the Company, provides services and proprietary down-hole motors and fishing tools to operators and service companies in drilling and production operations. TTS' experience providing reliable tool services allows it to work in a pressure environment with virtually any coiled tubing unit or snubbing unit that is equipped for the task.

        Wireline Services.    A wireline unit is a spooled wire that can be unwound and lowered into a well carrying various types of tools. Wireline services are used for a variety of purposes, such as accessing a well to assist in data acquisition or logging activities, fishing tool operations to retrieve lost or broken equipment, pipe recovery and remedial activities. In addition, wireline services are an integral part of the plug and abandonment process, near the end of the life cycle of a well.

        Casing and Laydown.    Casing and laydown principally consists of installing casing and production tubing into a wellbore. Casing is run to protect the structural integrity of the wellbore and to seal various production zones in the well. These services are normally provided during the drilling and completion phases of a well. Production tubing is run inside the casing. Oil and natural gas are produced through the tubing. These services are provided during the completion and workover phases of a well.

        Torque-Turn.    Torque-Turn is used on tubulars in the deeper, higher pressure gas wells where connection integrity and leak resistance are most critical. By monitoring the makeup of connections with both torque and turns simultaneously, we are able to achieve the optimum bearing pressure between the connection. The level of bearing pressure directly affects the leak resistance of the connection. The use of the torque-turn system allows the maximum bearing pressure to be achieved without permanently deforming the tubular material.

Support Services

        The following is a description of the primary service lines conducted within the Support Services business segment:

        Rental Tools.    RPC rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubulars inventories with rental items instead of owning a complete inventory. RPC is strategically located to serve the major staging points for oil and gas activities in the Gulf of Mexico and mid-continent regions.

        RPC, through Patterson Rental Tools, offers a broad range of rental tools including:

Blowout Preventors	High Pressure Manifolds
Coflexip Hoses	Hydraulic Torque Wrenches
Drill Collars	Power Tongs
Drill Pipe	Pressure Control Equipment
Production Related Rental Tools	Test Pumps
Gravel Pack Equipment	Tubing
Handling Tools	Tubulars
Hevi-wate Pipe	Tubular Handling Tools

        Marine Services.    A liftboat is a self-propelled, self-elevating work platform with legs, cranes and living accommodations. Our fleet consists of four liftboats, two of which have leg lengths of 200 feet. Upon arriving at a destination, a liftboat hydraulically lowers its legs until they are positioned on the ocean floor, and then jacks up until the work platform is sufficiently above the water level. Once positioned, the stability, open deck area, crane capacity, and relatively low cost of operation make liftboats ideal work platforms for a wide range of offshore activities, including platform construction, plug and abandonment services, and other non-oilfield related construction work. Our liftboats have either one or two cranes with lift capacities up to 75 tons. A liftboat's capability to reposition at a work site or to move to another work location within a short timeframe adds to its versatility. In addition, liftboat services are also highly complementary to RPC's service lines within the Technical Services business segment as it relates to providing services offshore.

        Pipe Inspection and Handling Services.    Pipe inspection services involve the inspection and testing of the integrity of pipe used in oil and gas wells. These services are provided primarily at RPC's inspection yards located on a water channel near Houston, Texas, and in Morgan City, Louisiana. Customers rely on tubular inspection services to avoid failure of in-service tubing, casing, flowlines, and drill pipe. Such tubular failures are expensive and, in some cases, catastrophic. RPC's yard in Houston, Texas is equipped with bulkhead waterfronts, large capacity cranes, specially designed forklifts and a computerized inventory system to serve a variety of other storage and handling services that can serve both oilfield and non-oilfield customers.

        Well Control School.    Well Control School provides industry and government accredited training for the oil and gas industry. Well Control School provides this training in various formats including conventional classroom training, interactive computer training and mobile simulator training. Well Control School also develops customized training solutions for clients.

        Energy Personnel International.    Energy Personnel International provides drilling and production engineers, project management specialists and workover specialists on a consulting basis to the oil and gas industry to meet customers' needs for staff engineering and wellsite management.

Industry

        United States.    RPC provides its services to its domestic customers through a network of strategic locations including the Gulf of Mexico, the mid-continent, the southwest and the Rocky Mountains. Demand for RPC's services in the U.S. tends to be extremely volatile and fluctuates with current and projected price levels of oil and natural gas and activity levels in the oil and gas industry. Customer activity levels are influenced by their decisions about capital investment toward the development and production of oil and gas reserves.

        Due to aging oilfields and lower-cost sources of oil internationally, drilling activity in the U.S. has declined more than 75 percent from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in 1999, with April 1999 recording the lowest U.S. drilling rig count in recorded history.

        At the end of 2001, there were 887 domestic working drilling rigs, down 31 percent from the third quarter 2001 peak. U.S. domestic drilling activity in 2002 continued the decline that started in the fourth quarter of 2001. During 2002 the rig count fell to 738 in the second quarter. Although the prices of oil and natural gas began to rise during the year, drilling activity was not as closely correlated as in past cycles. The rig count began a slow recovery during the remainder of 2002 and stood at 862 by the end of the year. The average rig count for the calendar year 2002 was 28 percent lower than in the calendar year 2001.

        Historically, gas drilling rigs have typically represented just over 50 percent of the total drilling rig count. However, gas-directed drilling rigs have averaged approximately 70 percent of the total domestic drilling rig count during the past three years. Demand for natural gas is continuing to rise, primarily as a result of increased emphasis on gas-fired power generation. Based on the current demand for natural gas as well as the high well depletion rates experienced over the past several years, it is anticipated that gas-directed drilling will represent at least 70 percent of the total drilling rig count in the foreseeable future. The demand for RPC's services is driven more by gas-directed drilling than oil-directed drilling, because our services are more applicable to deeper, high pressure wells, which tend to be the wells that produce natural gas.

        Thus, in North America the demand for our services and products associated with natural gas development is currently more robust than demand related to oil drilling. Drilling activity and demand for our services has started to increase and is expected to continue to increase when the domestic economy recovers and current high storage levels of natural gas decrease.

        International.    RPC has operated in several countries including the major international oil and natural gas producing areas of Algeria, Argentina, Bolivia, Canada, Cameroon, Colombia, Gabon, Indonesia, Mexico and Venezuela. During 2002, RPC shut down its Venezuelan operation because of the high degree of risk associated with the political instability in that country. Also, RPC ceased its operation in Algeria during 2002 due to the termination of its contract under which it provided services in that country. We are evaluating new business opportunities in each of these markets and may resume our operations in one or both markets.

        RPC provides services to its international customers through wholly-owned foreign subsidiaries or branch locations. The international market is somewhat less volatile than the U.S. market although prone to political uncertainties, the risk of civil unrest and conflicts. Due to the significant investment requirement and complexity of international projects, customers' drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent oil and gas producer in the U.S. Pursuing selective international opportunities for revenue growth continues to be a strong emphasis for RPC. Refer to Note 13 in the Notes to Consolidated Financial Statements for further information on international operations.

Growth Strategies

        RPC's primary objective is to provide stockholders with excellent long-term returns on their investment through the effective and conservative management of its invested capital, thus yielding strong cash flow and asset appreciation. This objective will be pursued through strategic investments and opportunities designed to enhance the long-term value of RPC while improving market share, product offerings and the profitability of existing businesses. Growth strategies are focused on selected areas and markets in which we believe there exist opportunities for higher growth, market penetration, or enhanced returns achieved through consolidations or through providing proprietary value-added products and services. RPC intends to focus on specific market segments in which it believes that it has a competitive advantage or there exists significant growth potential.

        RPC seeks to expand its service capabilities through a combination of internal growth, acquisitions, joint ventures and strategic alliances. Because of the fragmented nature of the oil and gas services industry, RPC believes a number of attractive acquisition opportunities exist.

Customers

        Demand for RPC's services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. RPC's principal customers consist of major and independent oil and natural gas producing companies. During 2002, RPC provided oilfield services to several hundred customers, none of which accounted for more than 10 percent of consolidated revenues. While the loss of certain of RPC's largest customers could have a material adverse effect on Company revenues and operating results in the near term, management believes RPC would be able to obtain other customers for its services in the event of a loss of any of its largest customers. Sales are generated by RPC's sales force and through referrals from existing customers. With the exception of RPC's international customers, there are no long-term written contracts for services or equipment. Due to the short lead time between ordering services or equipment and providing services or delivering equipment, there is no sales backlog.

Competition

        RPC operates in highly competitive areas of the oilfield services industry. The products and services of each of RPC's principal industry segments are sold in highly competitive markets, and its revenues and earnings are affected by changes in prices for our services, fluctuations in the level of activity in major markets, general economic conditions and governmental regulation. RPC competes with the oil and gas industry's many large and small oilfield industry competitors, including the largest integrated oilfield services companies. RPC believes that the principal competitive factors in the market areas that it serves are product and service quality and availability, reputation for safety and technical proficiency and price.

        The oil and gas services business includes a small number of dominant global competitors including Halliburton Energy Services, a division of Halliburton Company, and Schlumberger Ltd., and a significant number of locally oriented businesses, many of which tend to be viable acquisition targets.

Facilities/Equipment

        RPC's equipment consists primarily of oil and gas services equipment used either in servicing customer wells or provided on a rental basis for customer use. Substantially all of this equipment is owned and unencumbered. RPC both owns and leases regional and district facilities from which its oilfield services are provided to land-based and offshore customers. RPC's principal executive offices in Atlanta, Georgia are leased. During 2002, RPC also purchased real property and began construction of an administrative facility in Houston, Texas, which will be occupied during 2003 and eliminate the need for several leased office facilities in metropolitan Houston, Texas. RPC believes that its facilities are adequate for its current operations. RPC owns and operates four offshore liftboats. For additional information with respect to RPC's lease commitments, see Note 10 of the Notes to Consolidated Financial Statements.

Governmental Regulation

        RPC's business is significantly affected by state, federal and foreign laws and other regulations relating to the oil and gas industry, as well as laws and regulations relating to worker safety and environmental protection. RPC cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on it, its businesses or financial condition.

        In addition, our customers are affected by laws and regulations relating to the exploration for and production of natural resources such as oil and natural gas. These regulations are subject to change, and new regulations may curtail or eliminate our customers' activities in certain areas of our operations. We cannot determine the extent to which new legislation may impact our customers' activity levels, and ultimately, the demand for our services.

Intellectual Property

        RPC uses several patented items in its operations, which management believes are important but are not indispensable to RPC's operations. Although RPC anticipates seeking patent protection when possible, it relies to a greater extent on the technical expertise and know-how of its personnel to maintain its competitive position.

Availability of Filings

        RPC makes available, free of charge, on its website, www.rpc.net, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the same day as they are filed with the Securities and Exchange Commission and has done so since November 15, 2002.

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

        Although the production sector of the oil and gas industry is less immediately affected by changing prices, and, as a result, less volatile than the exploration sector, producers react to declining oil and gas prices by reducing their expenditures, which would adversely affect our business. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services and our financial condition and results of operations.

We may be unable to compete in the highly competitive oil and gas industry in the future.

        We operate in highly competitive areas of the oilfield services industry. The products and services of each of our principal industry segments are sold in highly competitive markets, and our revenues and earnings may be affected by the following factors: changes in competitive prices, fluctuations in the level of activity in major markets, general economic conditions, and governmental regulation. We compete with the oil and gas industry's many large and small industry competitors, including the largest integrated oilfield service providers. We believe that the principal competitive factors in the market areas that we serve are product and service quality and availability, reputation for safety, technical proficiency and price. Although we believe that our reputation for safety and quality service is good, we cannot assure you that we will be able to maintain our competitive position.

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

        Our ability to remain productive and profitable will depend substantially on our ability to attract and retain skilled workers. Our ability to expand our operations is in part impacted by our ability to increase our labor force. The demand for skilled oilfield employees is high, and the supply is very limited. A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates paid by us, or both. If either of these events occurred, our capacity and profitability could be diminished, and our growth potential could be impaired.

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

Our business has potential liability for litigation, personal injury and property damage claims assessments.

        Our operations involve the use of heavy equipment and exposure to inherent risks, including blowouts, explosions and fires. If any of these events were to occur, it could result in liability for personal injury and property damage, pollution or other environmental hazards or loss of production. Litigation may arise from a catastrophic occurrence at a location where our equipment and services are used. This litigation could result in large claims for damages. The frequency and severity of such incidents will affect our operating costs, insurability and relationships with customers, employees and regulators. These occurrences could have a material adverse effect on us. We maintain what we believe is prudent insurance protection. We cannot assure you that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims and assessments that may arise.

Our operations may be adversely affected if we are unable to comply with regulatory and environmental laws.

        Our business is significantly affected by stringent environmental laws and other regulations relating to the oil and gas industry and by changes in such laws and the level of enforcement of such laws. We are unable to predict the level of enforcement of existing laws and regulations, how such laws and regulations may be interpreted by enforcement agencies or court rulings, or whether additional laws and regulations will be adopted. The adoption of laws and regulations curtailing exploration and development of oil and gas fields in our areas of operations for economic, environmental or other policy reasons would adversely affect our operations by limiting demand for our services. We also have potential environmental liabilities with respect to our offshore and onshore operations, and could be liable for cleanup costs, or environmental and natural resource damage due to conduct that was lawful at the time it occurred, but is later ruled to be unlawful. We also may be subject to claims for personal injury and property damage due to the generation of hazardous substances in connection with our operations. We believe that our present operations substantially comply with applicable federal and state pollution control and environmental protection laws and regulations. We also believe that compliance with such laws has had no material adverse effect on our operations to date. However, such environmental laws are changed frequently. We are unable to predict whether environmental laws will, in the future, materially adversely affect our operations and financial condition. Penalties for noncompliance with these laws may include cancellation of permits, fines, and other corrective actions, which would negatively affect our future financial results.

Our international operations could have a material adverse effect on our business.

        Our operations in Africa, Canada and Latin America and other foreign countries are subject to risks inherent in doing business in foreign countries. These risks include, but are not limited to, political changes, expropriation, currency restrictions and changes in currency exchange rates, taxes, and boycotts and other civil disturbances. Although it is impossible to predict the likelihood of such occurrences or their effect on our operations, our management believes that these risks are acceptable. However, the occurrence of any one of these events could have a material adverse effect on our operations.

Our common stock price has been volatile.

        Historically, the market price of common stock of companies engaged in the oil and gas services industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past.

Our management has a substantial ownership interest, and public shareholders may have no effective voice in the management of the Company.

        RPC's executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 66 percent of RPC's outstanding common stock. As a result, these stockholders will effectively control the operations of RPC, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over the Company at a premium. In addition, the availability of RPC's common stock to the investing public is limited to those shares not held by the executive officers, directors and their affiliates, which could negatively impact RPC's stock trading prices and affect the ability of minority stockholders to sell their shares. Future sales by executive officers, directors and their affiliates of all or a portion of their shares could also negatively affect the trading price of our common stock.

ITEM 2. PROPERTIES

        RPC owns or leases 61 offices and operating facilities. In addition, RPC leases 6,165 square feet of office space in Atlanta that serves as its headquarters. The lease agreement on the headquarters is effective through May 2007. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities of continuing operations are as follows:

Owned Locations
Houston, Texas—Pipe storage terminal, inspection shed, and pipe coating facility
Irving, Texas—Crane fabrication plant
Houma, Louisiana—Oil and gas administrative office
Morgan City, Louisiana—Pipe cleaning facility
Houston, Texas—Administrative office [Occupied in February 2003]
Leased Locations
Kilgore, Texas—Pumping services facility
Elk City, Oklahoma—Pumping services facility

ITEM 3. LEGAL PROCEEDINGS

        RPC is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims and claims for personal injury. RPC insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will, in every case, fully indemnify RPC against liabilities arising out of pending and future legal proceedings related to its business activities. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on RPC's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

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

Name and Office with Registrant	Age	Date First Elected to Office

R. Randall Rollins Chairman of the Board and Chief Executive Officer	71	1/24/84
Richard A. Hubbell President and Chief Operating Officer	58	1/27/87
Linda H. Graham Vice President and Secretary	66	1/27/87
Ben M. Palmer Vice President, Chief Financial Officer and Treasurer	42	7/8/96

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        RPC's common stock is listed for trading on the New York Stock Exchange under the symbol RES. At the close of business on February 24, 2003, there were approximately 2,200 holders of record of the Company's common stock. The following table sets forth the high and low prices of RPC's common stock for each quarter in the years ended December 31, 2002 and 2001:

	2002			2001
Quarter	High	Low	Dividends	High	Low	Dividends

First	$17.800	$12.770	$0.025	$15.350	$10.400	$0.035
Second	16.700	8.500	0.025	16.300	11.450	0.025
Third	14.300	9.700	0.025	17.900	11.400	0.025
Fourth	12.750	8.800	0.025	17.900	12.300	0.025

        The Company has paid cash dividends since the third quarter of 1997. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. After taking into consideration the spin-off of Marine Products in February 2001, the Company reduced the cash dividend in the second quarter of 2001 to $0.025 per share from $0.035 per share.

ITEM 6. SELECTED FINANCIAL DATA

        The following summary financial data of RPC highlights selected historical financial data and should be read in conjunction with the consolidated financial statements included elsewhere in this document.

STATEMENT OF OPERATIONS DATA:

Years Ended December 31,	2002	2001	2000	1999	1998

	(In thousands, except employee, per share amounts and percentages)
Revenues	$209,030	$284,521	$201,958	$119,908	$154,352
Cost of services rendered and goods sold	143,362	168,152	124,989	83,762	97,266
Selling, general and administrative expenses	42,506	49,747	34,630	23,364	30,529
Depreciation and amortization	31,242	25,434	17,805	15,837	14,877

Operating profit (loss)	(8,080)	41,188	24,534	(3,055)	11,680
Interest (expense) income	(74)	(65)	1,443	1,485	1,783

Income (loss) from continuing operations before income taxes	(8,154)	41,123	25,977	(1,570)	13,463
Income tax provision (benefit)	(2,894)	15,627	9,850	(603)	5,112

Income (loss) from continuing operations	(5,260)	25,496	16,127	(967)	8,351
Income from discontinued operation, net of income taxes	—	1,486	13,961	9,118	7,674

Net income (loss)	$(5,260)	$26,982	$30,088	$8,151	$16,025

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$(0.19)	$0.91	$0.58	$(0.03)	$0.29
Income from discontinued operation	—	0.05	0.50	0.32	0.26

Net income (loss)	$(0.19)	$0.96	$1.08	$0.29	$0.55

Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$(0.19)	$0.89	$0.57	$(0.03)	$0.29
Income from discontinued operation	—	0.05	0.49	0.32	0.26

Net income (loss)	$(0.19)	$0.94	$1.06	$0.29	$0.55

OTHER DATA:
Operating margin percent	(3.9)%	14.5%	12.1%	(2.5)%	7.6%
Net cash provided by continuing operations	$27,556	$55,938	$11,272	$16,419	$16,808
Net cash used for investing activities	(21,831)	(46,357)	(19,890)	(16,352)	(17,145)
Net cash used for financing activities	(4,927)	(4,283)	(4,392)	(9,388)	(13,233)
Depreciation and amortization(a)	31,342	25,536	17,995	15,962	14,937
Capital expenditures	$22,481	$45,850	$35,526	$20,319	$28,840
Employees at end of period(b)	1,419	1,533	1,487	1,066	1,043

BALANCE SHEET DATA:
Accounts receivable, net	$40,168	$46,928	$55,485	$33,454	$23,080
Working capital	49,495	42,513	47,794	25,851	28,827
Property, plant and equipment, net	105,338	115,046	85,032	68,758	64,438
Total assets(c)	195,954	202,402	277,915	235,715	219,677
Long-term debt	2,410	2,937	848	1,547	636
Total stockholders' equity(c)	$145,081	$156,436	$169,319	$142,808	$143,066

(a)
Depreciation and amortization was derived from the statements of cash flows. This amount differs from depreciation and amortization presented on the statements of operations due to depreciation related to the manufacturing of goods which is included in cost of services rendered and goods sold.
(b)
Represents employees of continuing operations for all periods presented.
(c)
Includes assets and stockholders' equity associated with the discontinued operation prior to 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with "Selected Financial Data," and the "Consolidated Financial Statements" included elsewhere in this document. See also "FORWARD-LOOKING STATEMENTS" on page 2.

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

        Allowance for doubtful accounts—Accounts receivable are reduced by an allowance for amounts that may not be collected in the future. Substantially all of the Company's receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign national owned oil companies. We have established credit evaluation procedures that seek to minimize the amount of business we conduct with higher risk customers. Our customers' ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. The estimated allowance for doubtful accounts is based on management's evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical collection experience, and in the case of foreign customers, our judgments about the economic and political environment of the related country and region. We have favorable collections experience with most of our customers except for certain companies owned by foreign governments that tend to extend their payments.

        Income taxes—The determination of our income tax provision is complex due to operations in several tax jurisdictions outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis. If this were to occur, our tax expense could be materially different than the amounts reported. Furthermore, in determining the valuation allowance related to deferred tax assets, we estimate taxable income into the future and determine the magnitude of deferred tax assets that are more likely than not to be realized.

        Accrued insurance liabilities—The Company has exposure to various contingent liabilities and future claims. The Company self insures, up to specified limits, certain risks related to general liability, workers' compensation, vehicle and equipment liability, and employee health insurance plan costs. The cost of claims under these self-insurance programs are estimated and accrued as the claims are incurred although actual settlement of the claims may not be made until future periods. These claims are monitored and the cost estimates are revised as developments occur relating to such claims. To estimate the ultimate cost of the claims, the Company applies loss development factors to its outstanding claims and uses its experience, and where appropriate, the advice of outside counsel or other experts. The non-current portion of these estimated outstanding claims is classified as long-term accrued insurance expenses. Upon the ultimate resolution of these uncertainties, our future financial results will be impacted by the difference between our estimates and the actual amounts paid to settle the liability.

        Depreciable life of assets—The selection of the useful lives of many of the assets require the judgment of our personnel to estimate the length of their useful lives. To the extent that the estimate differs from the actual life of the assets, our future financial results could be impacted by any changes to the depreciable lives. We believe the current estimates of the useful lives are reasonable.

        Pension liabilities—Pension costs are actuarially determined and affected by assumptions including the discount rate, the estimated future return on plan assets and other factors. The Company evaluates assumptions used on a periodic basis and makes adjustments to these liabilities as necessary. The Company utilizes the Moody's Aa long-term corporate bond yield as a basis for determining the discount rate with a yield adjustment made for the longer duration of the Company's obligations. The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on the historical experience and future expectation on investment returns. The Company chooses a rate of return on plan assets that it believes is an appropriate long-term average return. The expected return on plan assets takes into account estimated future investment returns for various asset classes held in the plans' portfolio. To the extent changes are required in the assumptions discussed above, the Company's recorded liabilities may have to be adjusted and may result in material impact to the results of operations.

Results of Operations

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

        Revenues.    RPC generated revenues of $209,030,000 in 2002 compared to $284,521,000 in 2001, a decrease of $75,491,000 or 27 percent. Revenues decreased as a result of weak drilling activity domestically and the shut down of operations in Algeria and Venezuela early in the second quarter, which were previously our largest international operations. The assets and personnel involved in these operations related to both the Technical and Support Services business segments and were re-deployed to the extent possible in our domestic market areas. The domestic rig count continued the decline begun in the fourth quarter of 2001 and hit a low of 738 early in the second quarter of 2002. The average domestic rig count was 830 in 2002 compared to 1,156 in 2001, a 28 percent decrease.

        Although oil prices increased 29 percent from the first quarter 2002 to the fourth quarter 2002 and natural gas prices rose 65 percent during the same period, the rise in commodity prices failed to lead to a significant increase in drilling activity during the year. Some of the factors causing this continued depressed activity during 2002 were U.S. domestic economic weakness, global political uncertainty, and a warmer than average winter.

        Cost of Services Rendered and Goods Sold.    Cost of services rendered and goods sold were $143,362,000 in 2002 compared to $168,152,000 in 2001, a 15 percent decrease. This decrease was due to lower customer activity levels and RPC's cost reduction efforts. Cost of services rendered and goods sold increased from 59 percent of revenues in 2001 to 69 percent in 2002. This percentage increase resulted from lower utilization of equipment and personnel during the period and because of the fixed nature of many of these expenses. The rate of decline in cost of services rendered and goods sold was lower than the corresponding rate of decline in revenues, because of weaker industry conditions, resulting in significantly lower pricing for our services. Beginning in the fourth quarter of 2001 and continuing throughout 2002, the Company made efforts to reduce its costs of providing services including reducing its employee headcount.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $42,506,000 in 2002 compared to $49,747,000 in 2001. This decrease of $7,241,000, or 15 percent, was primarily the result of decreased employment costs from expense reduction efforts prompted by reduced revenues and reduction in activity. Selling, general and administrative expenses as a percent of revenues increased from 17 percent in 2001 to 20 percent in 2002. The decrease also resulted from the elimination of several small non-oilfield business units which did not incur expenses during 2002. Selling, general and administrative expenses also declined as a result of the shut down of our operations in Algeria and Venezuela and the deployment of those resources to lower cost operating environments. However, the rate of decline in selling, general and administrative expenses was lower than the rate of decline in revenues due to the fixed nature of many of these expenses.

        Depreciation and Amortization.    Depreciation and amortization were $31,242,000 in 2002, an increase of $5,808,000 or 23 percent compared to $25,434,000 in 2001. The increase in depreciation and amortization resulted from the cumulative effect of the higher levels of growth capital expenditures made during the past few years, offset slightly by relatively lower capital expenditures during 2002 and the cessation of goodwill amortization. Beginning in 2002, RPC ceased amortizing goodwill pursuant to SFAS 142. In 2001, the amortization of goodwill was approximately $382,000.

        Operating Profit (Loss).    Operating loss was $8,080,000 in 2002, a decrease of $49,268,000, compared to an operating profit of $41,188,000 in 2001. This significant decline in operating profit resulted from an overall weakening in industry conditions, offset somewhat by RPC's cost reduction efforts, as discussed above.

        Interest (Expense) Income, net.    Interest expense was $74,000 in 2002 compared to $65,000 in 2001. RPC's interest expense relates to notes payable to the former owners of its acquired businesses, and is offset by interest income from investment of its available cash. RPC's available cash is invested in short-term marketable debt securities. The increase in interest expense, net of interest income, was due to notes associated with acquisitions consummated in 2001, lower investment returns, and lower cash and marketable securities balances during 2002. See "Liquidity and Capital Resources" for additional explanations.

        Income Tax Provision (Benefit).    The effective income tax rate for 2002 was 35.5 percent while the rate for 2001 was 38 percent. The decrease in the tax rate is primarily due to unrecognized tax benefits because of losses incurred in 2002.

        Income (Loss) from Continuing Operations (net of income taxes).    RPC's loss from continuing operations was $5,260,000, a decrease of $30,756,000 compared to an income of $25,496,000 in 2001. This decline is consistent with the decreases in operating profit.

        Income from Discontinued Operation (net of income taxes).    RPC realized no income or loss from discontinued operations in 2002, compared to net income from discontinued operations of $1,486,000 in 2001. This decrease is due to the spin-off of RPC's powerboat manufacturing segment in February 2001, which was classified as a discontinued operation during 2001.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

        Revenues.    RPC generated revenues of $284,521,000 in 2001 compared to $201,958,000 in 2000, an increase of $82,563,000 or 41 percent. Revenues increased as a result of improvements in overall customer activity levels domestically and internationally, as the average domestic rig count was 1,207 during the first three quarters of 2001 compared to 1,114 at the end of 2000. Also contributing to the strength of reported revenues was the addition of new equipment through asset purchases and acquisitions of businesses.

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

        Cost of Services Rendered and Goods Sold.    Cost of services rendered and goods sold were $168,152,000 in 2001 compared to $124,989,000 in 2000. Cost of services rendered and goods sold, as a percent of revenues, decreased from 62 percent in 2000 to 59 percent in 2001. This improvement resulted from an improved operating environment allowing for better utilization of our equipment and personnel and improved pricing.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $49,747,000 in 2001 compared to $34,630,000 in 2000. This increase of $15,117,000, or 44 percent, was due to additional overhead required to administer the significant growth in the Company's oil and gas service lines as well as additional overhead from acquisitions made during the year. Selling, general and administrative expenses as a percent of revenues were 17 percent of revenues in 2001 and 2000.

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

        Interest (Expense) Income, net.    Interest expense was $65,000 in 2001 compared to interest income of $1,443,000 in 2000. RPC generates interest income from investment of its available cash primarily in marketable securities. The decrease in interest income results primarily from a decrease in average investable cash balances.

        Income Tax Provision (Benefit).    The effective income tax rate in 2001 of 38 percent was the same in 2000.

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

Liquidity and Capital Resources

        In February 2001, the Company spun off its powerboat manufacturing segment in a tax-free spin-off. Historically, the powerboat manufacturing segment generated more cash than it needed to fund its operations and the excess was transferred to RPC. Subsequent to the spin-off, any excess cash generated by the spun-off segment is no longer available to the Company.

        The Company's decisions about the amount of cash to be used for investing and financing purposes are influenced by our capital position and the amount of cash expected to be provided by operations. The Company's liquidity requirements are used to fund expansion of our working capital as business activity levels increase, to fund growth and maintenance capital expenditures and to fund acquisitions of other businesses. In addition, the Company uses its liquidity to pay dividends to its common stockholders and to repurchase common stock on the open market.

        Our primary sources of liquidity have been cash provided from operations and debt provided by sellers of acquired businesses, supplemented where needed, by access to a $25 million credit facility with a financial institution encompassing letters of credit and a demand note. The credit facility is renewable annually with interest payable monthly on outstanding advances under the demand note generally at LIBOR plus 50 basis points. Generally we have not maintained balances under this bank note for extended periods of time. Unless we were to make a large strategic business acquisition, we do not currently anticipate maintaining large outstanding debt balances in the future. Beginning in the fourth quarter of 2001 and throughout 2002, the Company reduced its capital expenditure levels in response to weaker industry conditions and uncertain timing of a recovery in customer activity levels. In addition, the Company has been assessing current operations and focusing on reducing costs to enhance the Company's financial performance.

        Cash provided by continuing operations was generated primarily from continuing operations (adjusted for depreciation and amortization) offset slightly by higher working capital requirements at December 31, 2002 compared to December 31, 2001. Income taxes receivable increased $6,564,000 at December 31, 2002 because of the operating losses and favorable temporary differences such as accelerated depreciation. Accounts receivable decreased to $40,168,000 at December 31, 2002 compared to $46,928,000 at December 31, 2001 because of the decrease in business activity levels and revenues. Accrued payroll and related expenses decreased $2,482,000 due to fewer employees and lower incentive compensation payable corresponding to the lower profitability in 2002.

        Net cash used for investing activities decreased to $21,831,000 in 2002 from $46,357,000 in 2001. The reduction is attributable to lower levels of capital expenditures in response to weaker business conditions and the absence of payments to Marine Products in 2002, while the Company had to transfer cash and marketable securities of $13,800,000 to Marine Products in 2001 in connection with the spin-off. In addition, there were no acquisitions completed during 2002 while Sooner Testing and Mathews Energy Services were acquired in 2001. During 2002, the Company made earnout payments of $1,885,000 relating to the 2001 performance of companies acquired in prior years.

        Net cash used for financing activities increased to $4,927,000 in 2002 from $4,283,000 in 2001. The increase was due to higher debt payments related to acquisitions from prior years, increased costs associated with the repurchase of RPC's common stock, and fewer proceeds being received from the exercise of employee stock options. This increase was offset by lower dividend payments in 2002 compared to 2001, due to a change in RPC's dividend declared per common share following the spin-off of its powerboat manufacturing segment. In addition, there were no payments to Marine Products in 2002 while there were payments totaling $614,000 to Marine Products in 2001 in connection with the spin-off.

        Management has commenced preliminary discussions with a number of companies engaged in complementary businesses to explore the potential for mutually beneficial business arrangements. While RPC has historically completed acquisitions using a combination of cash and seller financing, RPC used its stock in the acquisition of Mathews Energy Services, and expects to use its stock as acquisition currency in one or more future transactions. RPC is currently negotiating the purchase of a company specializing in rental and service of hydraulic chokes, valves, manifolds and flow iron. The consideration will total approximately $11,000,000 funded through a combination of cash, seller-financed debt and Company stock. RPC expects to close the transaction in the near future, but there is no guarantee that the transaction will be consummated on these or any other terms.

        The Company's Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. In the first quarter of 2002, the Company's Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective March 31, 2002. However, the adverse conditions in the equity markets, along with the low interest rate environment, have had an unfavorable impact on the funded status of the Company's defined benefit pension plan. Additional contributions to the pension plan may be required in 2003 to achieve the Company's funding objectives.

        The Company's obligations and commitments that require future payments include notes payable in connection with acquisitions, a capital lease, a bank demand note, and certain non-cancelable operating leases. As of December 31, 2002, these obligations and commitments totaled approximately $7,135,000 with expected payments as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

(in thousands)
Long-term debt	$2,830	$420	$2,410	$—	$—
Capital lease obligations	132	132	—	—	—
Operating leases	4,173	1,452	2,659	62	—

Total contractual obligations	$7,135	$2,004	$5,069	$62	$—

        We believe the liquidity provided by our existing cash, cash equivalents and marketable securities, and cash expected to be generated from operations, will be sufficient to meet our liquidity requirements through at least December 31, 2003. We believe our liquidity and overall strong capital position will allow us to continue to grow and provide the opportunity to take advantage of business opportunities that may arise.

Related Party Transactions

        Effective February 28, 2001, the Company began providing certain administrative services to Marine Products. The service agreements are more fully described in Note 2 to the consolidated financial statements. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $454,000 in 2002 and $868,000 in 2001. The Company's directors are also directors of Marine Products and certain officers are employees of both the Company and Marine Products.

        The Company periodically purchases in the ordinary course of business products or services from vendors who are owned by significant officers or shareholders, or affiliated with the directors of RPC. During 2002, the total amounts paid to these affiliated parties totaled approximately $502,000. In addition, during 2002, the overhead crane fabrication division of RPC recorded $332,000 in revenues, from the powerboat manufacturing segment that is now a subsidiary of Marine Products pursuant to the spin-off, related to the sale, installation and service of overhead cranes.

New Accounting Standards

        In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company adopted SFAS No. 143 on January 1, 2003. Management has determined the adoption of this statement will not have a material effect on the financial positions, results of operations or liquidity of the Company.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted the provisions of SFAS No. 145 related to the rescission of SFAS

No. 4 on January 1, 2003. The Company adopted the provisions of this SFAS No. 145 related to Statement 13, as well as all other provisions of this Statement, effective May 15, 2002. The adoption of these provisions did not have a material impact on the Company's financial position, results of operations or liquidity for the year ended December 31, 2002. The Company does not believe the impact of adopting the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will have a material impact on its financial position, results of operations or liquidity.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and replaces the current accounting for costs associated with an exit or disposal activity contained in Emerging Issues Task Force ("EITF") 94-3. The Company adopted SFAS No. 146 on January 1, 2003. Management believes that the adoption of this statement will not have a material effect on the financial position, results of operations or liquidity of the Company.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for employee stock based compensation and requires expanded disclosure regarding stock-based compensation in the "Summary of Significant Accounting Policies," or its equivalent, in the Notes to the Consolidated Financial Statements about the method of accounting and the effect of the method used on reported results. The disclosure provisions of this statement are effective for financial statements issued for fiscal years ending after December 15, 2002. The Company does not currently expect to transition to using the fair value-based method of accounting for stock-based compensation; therefore, management believes the adoption of SFAS No. 148 will not have a material effect on the financial position, results of operations or liquidity of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        RPC maintains an investment portfolio, comprised of U.S. Government, corporate and municipal debt securities, which is subject to interest rate risk exposure. As of December 31, 2002, we are not subject to material interest rate risk exposure on these securities since they are highly liquid with maturities of three months or less. Also, as of December 31, 2002, RPC had debt with variable interest rates that exposes RPC to certain market risks. RPC has performed an interest rate sensitivity analysis related to the debt instruments using a duration model over the near term of the securities and the term of the debt with a 10 percent change in interest rates. RPC is not subject to material interest rate risk exposure based on this analysis, and no material changes in market risk exposures or how those risks are managed is expected.

        As of December 31, 2002, RPC had accounts receivable of approximately $40 million (net of an allowance for doubtful accounts of approximately $2 million). RPC is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the oil and gas industry.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

RPC, Inc. and Subsidiaries

(in thousands except share information)

December 31,	2002	2001

ASSETS
Cash and cash equivalents	$11,533	$10,735
Accounts receivable, net	40,168	46,928
Inventories	9,206	8,412
Deferred income taxes	5,873	6,270
Income taxes receivable	8,817	2,072
Prepaid expenses and other current assets	3,478	3,704

Current assets	79,075	78,121

Property, plant and equipment, net	105,338	115,046
Intangibles, net	9,609	7,804
Other assets	1,932	1,431

Total assets	$195,954	$202,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$12,280	$12,075
Accrued payroll and related expenses	8,160	10,642
Accrued insurance expenses	4,115	5,980
Accrued state, local and other taxes	1,659	2,896
Short-term debt	552	1,390
Other accrued expenses	2,814	2,625

Current liabilities	29,580	35,608

Long-term accrued insurance expenses	3,583	4,121
Long-term debt	2,410	2,937
Long-term pension liability	6,412	1,389
Deferred income taxes	8,888	1,911

Total liabilities	50,873	45,966

Commitments and contingencies
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued
Common stock, $.10 par value, 79,000,000 shares authorized, 28,607,601 shares issued in 2002, 28,690,690 shares issued in 2001	2,861	2,869
Capital in excess of par value	26,431	27,182
Earnings retained	119,619	127,246
Accumulated other comprehensive loss	(3,830)	(861)

Total stockholders' equity	145,081	156,436

Total liabilities and stockholders' equity	$195,954	$202,402

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RPC, Inc. and Subsidiaries

(in thousands except per share data)

Years ended December 31,	2002	2001	2000

REVENUES	$209,030	$284,521	$201,958
COSTS AND EXPENSES:
Cost of services rendered and goods sold	143,362	168,152	124,989
Selling, general and administrative expenses	42,506	49,747	34,630
Depreciation and amortization	31,242	25,434	17,805

Operating profit (loss)	(8,080)	41,188	24,534
Interest (expense) income, net	(74)	(65)	1,443

Income (loss) from continuing operations before income taxes	(8,154)	41,123	25,977
Income tax provision (benefit)	(2,894)	15,627	9,850

Income (loss) from continuing operations	(5,260)	25,496	16,127
Income from discontinued operation, net of income taxes of $834 in 2001 and $8,591 in 2000	—	1,486	13,961

Net income (loss)	$(5,260)	$26,982	$30,088

EARNINGS (LOSS) PER SHARE—BASIC
Income (loss) from continuing operations	$(0.19)	$0.91	$0.58
Income from discontinued operation	—	0.05	0.50

Net income (loss)	$(0.19)	$0.96	$1.08

EARNINGS (LOSS) PER SHARE—DILUTED
Income (loss) from continuing operations	$(0.19)	$0.89	$0.57
Income from discontinued operation	—	0.05	0.49

Net income (loss)	$(0.19)	$0.94	$1.06

Dividends paid per share	$0.10	$0.11	$0.14

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

RPC, Inc. and Subsidiaries

(in thousands)

		Common Stock		Capital in Excess of Par Value		Accumulated Other Comprehensive Loss
Three Years Ended December 31, 2002	Comprehensive Income (Loss)				Earnings Retained
		Shares	Amount				Total

Balance, December 31, 1999		28,262	$2,826	$22,548	$117,434	$—	$142,808
Stock issued for stock incentive plans, net		81	8	319	380	—	707
Stock purchased and retired		(40)	(4)	(326)	—	—	(330)
Net income/comprehensive income	$30,088		—	—	30,088	—	30,088

Dividends declared			—	—	(3,954)	—	(3,954)

Balance, December 31, 2000		28,303	2,830	22,541	143,948	—	169,319
Stock issued for stock incentive plans, net		169	17	1,489	(298)	—	1,208
Stock purchased and retired		(61)	(6)	(820)	—	—	(826)
Spin-off of Marine Products Corporation			—	—	(40,250)	—	(40,250)
Stock issued in connection with purchase of business		280	28	3,972	—	—	4,000
Net income	$26,982		—	—	26,982	—	26,982
Minimum pension liability adjustment, net of taxes of $528	(861)		—	—	—	(861)	(861)

Comprehensive income	$26,121

Dividends declared			—	—	(3,136)	—	(3,136)

Balance, December 31, 2001		28,691	2,869	27,182	127,246	(861)	156,436
Stock issued for stock incentive plans, net		1	1	122	500	—	623
Stock purchased and retired		(85)	(9)	(873)	—	—	(882)
Net loss	$(5,260)		—	—	(5,260)	—	(5,260)
Minimum pension liability adjustment, net of taxes of $1,909	(3,114)		—	—	—	(3,114)	(3,114)
Unrealized gain on securities, net of taxes of $90	145					145	145

Comprehensive loss	$(8,229)

Dividends declared			—	—	(2,867)	—	(2,867)

Balance, December 31, 2002		28,607	$2,861	$26,431	$119,619	$(3,830)	$145,081

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RPC, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2002	2001	2000

OPERATING ACTIVITIES
Net income (loss)	$(5,260)	$26,982	$30,088
Noncash charges (credits) to earnings:
Depreciation and amortization	31,342	25,536	17,995
Gain on sale of equipment and property	(1,353)	(1,642)	(1,849)
Deferred income tax provision (benefit)	9,193	1,400	(767)
Income from discontinued operation	—	(1,486)	(13,961)
(Increase) decrease in assets:
Accounts receivable	6,760	8,557	(22,031)
Inventories	(794)	(883)	(1,284)
Income taxes receivable	(6,564)	(2,072)	1,806
Prepaid expenses and other current assets	461	(1,382)	(536)
Other noncurrent assets	(501)	(234)	(304)
Increase (decrease) in liabilities:
Accounts payable	205	1,838	(1,380)
Income taxes payable	—	(2,717)	2,937
Accrued payroll and related expenses	(2,482)	4,061	2,350
Accrued insurance expenses	(2,403)	(833)	158
Other accrued expenses and accrued state, local and other taxes	(1,048)	(1,187)	(1,950)

Net cash provided by continuing operations	27,556	55,938	11,272
Net cash provided by discontinued operation	—	—	13,600

Net cash provided by operating activities	27,556	55,938	24,872

INVESTING ACTIVITIES
Capital expenditures	(22,481)	(45,850)	(35,526)
Purchase of businesses	(1,885)	(8,391)	—
Proceeds from sale of assets	2,535	3,961	3,723
Net sale of marketable securities	—	17,756	11,913
Transfer of cash and marketable securities to discontinued operation	—	(13,833)	—

Net cash used for investing activities	(21,831)	(46,357)	(19,890)

FINANCING ACTIVITIES
Payment of dividends	(2,867)	(3,136)	(3,954)
Payment to discontinued operation	—	(614)	—
Payments on debt	(1,365)	(241)	(484)
Cash paid for common stock purchased and retired	(882)	(826)	(330)
Proceeds received upon exercise of stock options	187	534	376

Net cash used for financing activities	(4,927)	(4,283)	(4,392)

Net increase in cash and cash equivalents	798	5,298	590
Cash and cash equivalents at beginning of year	10,735	5,437	4,847

Cash and cash equivalents at end of year	$11,533	$10,735	$5,437

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2002, 2001 and 2000

Note 1: Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries ("RPC" or the "Company"). All significant intercompany accounts and transactions have been eliminated. On February 28, 2001, the Company distributed the powerboat manufacturing segment of the Company to RPC stockholders through a tax-free spin-off transaction (the "spin-off"). Accordingly, as discussed in Note 2, this segment has been accounted for as a discontinued operation and the accompanying consolidated financial statements for all periods presented have been restated to report separately the cashflows and operating results of this discontinued operation.

Nature of Operations

        RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and in selected international markets. The services and equipment provided include Technical Services such as snubbing services, coiled tubing services, pressure pumping services, nitrogen services, and firefighting and well control, and Support Services such as the rental of drill pipe and other specialized oilfield equipment, marine services, and oilfield training. RPC acts as a holding company for its operating subsidiaries, Cudd Pressure Control, Inc., Patterson Services, Inc. and Patterson Tubular Services, Inc. together with other smaller non-core businesses.

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

        Significant estimates are used in the determination of allowance for doubtful accounts, income taxes, accrued insurance expenses, depreciable lives of assets and pension liabilities.

Revenues

        The Company's revenue recognition policy is in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which clarifies the basic criteria for recognizing revenue. RPC recognizes revenue when an agreement exists, prices are determinable, services and products are delivered and collectibility is reasonably assured.

        During 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," which clarifies that the classification of such expenses be reported gross in the statement of operations. The effect of this adoption was to increase revenues and cost of services rendered and goods sold by $3,312,000, $4,595,000 and $3,586,000 for the years ended December 31, 2002, 2001 and 2000. In conjunction with the adoption of EITF No. 01-14 in the fourth quarter of 2002, the Company determined that certain other pass through costs and expenses billable to customers are more appropriately classified as gross in the statement of operations. This change resulted in a corresponding increase in revenues and cost of services rendered and goods sold of $10,192,000 in 2002, $14,984,000 in 2001 and $14,157,000 in 2000. These changes in presentation had no impact on operating profit, net income, or earnings per share.

Reclassifications

        Certain prior year balances including revenues and cost of services rendered and goods sold have been reclassified to conform with current year presentation.

Concentration of Credit Risk

        Substantially all of the Company's customers are engaged in the energy industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.

Cash Equivalents

        Highly liquid investments with original maturities of three months or less when acquired are considered to be cash equivalents. RPC maintains cash equivalents and investments in several large, well-capitalized financial institutions, and RPC's policy disallows investment in any securities rated less than "investment grade" by national rating services.

        Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date.

Investments

        Investments classified as available-for-sale are stated at their fair values, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Allowance for Doubtful Accounts

        Accounts receivable are carried at the amount owed by customers, reduced by an allowance for estimated amounts that may not be collectible in the future. The allowance for doubtful accounts is estimated based upon historical write-off percentages, known problem accounts, and current economic conditions. Uncollectible balances are written off against the allowance for doubtful accounts. The allowance for doubtful accounts was $2,461,000 and $4,118,000 at December 31, 2002 and 2001, respectively.

Inventories

        Inventories, which consist principally of (i) products that are consumed in RPC's services provided to customers, (ii) spare parts for equipment used in providing these services and (iii) manufactured components and attachments for equipment used in providing services, are recorded at the lower of cost (first-in, first-out basis) or market value. Inventories are reduced by an allowance for obsolescence.

Long-Lived Assets

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." RPC records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment and other assets, to determine if any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

Property, Plant and Equipment

        Property, plant and equipment, including software costs, are reported at cost less accumulated depreciation and amortization, which is generally provided on a straight-line basis over the estimated useful lives of the assets. Costs of developing software for sale are charged to expense when incurred until technological feasibility has been established for the product. Thereafter, until the software is ready for general release to customers the costs are capitalized. Annual provisions for depreciation and amortization are computed using the following useful lives: operating equipment, 3 to 10 years; buildings and leasehold improvements, 15 to 30 years; furniture and fixtures, 5 to 7 years; software, 5 years; and vehicles, 3 to 5 years. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. Expenditures for additions, major renewals, and betterments are capitalized. Expenditures for restoring an identifiable asset to working condition or for maintaining the asset in good working order constitute repairs and maintenance and are expensed as incurred.

Intangibles

        Intangibles consist primarily of goodwill and non-compete agreements related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $9,476,000 and $7,591,000 as of December 31, 2002 and 2001, respectively. During the years ended December 31, 2000 and 2001, the values assigned to all intangible assets, including goodwill, were amortized on a straight-line basis over the estimated useful lives of the assets, not exceeding 20 years. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In connection with the adoption, the Company reviewed the classification of its goodwill and other intangible assets. Goodwill is no longer amortized to earnings, but instead is subject to periodic testing for impairment. The Company completed an initial impairment analysis upon adoption of SFAS No. 142 and a subsequent analysis during the fourth quarter of 2002. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred. Non-compete agreements are amortized on a straight-line basis over the period of the agreement, as this method best estimates the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated useful life.

        The carrying amount and accumulated amortization for non-compete agreements are as follows:

December 31,	2002	2001

Non-compete agreements	$450,000	$450,000
Less: accumulated amortization	(331,675)	(253,056)

	$118,325	$196,944

        Had the Company adopted the provisions of SFAS No. 142 as of January 1, 2000, the effects on income from continuing operations, discontinued operation and net income would have been as follows:

Years ended December 31,	2002	2001	2000

(in thousands)
Income (loss) from continuing operations	$(5,260)	$25,496	$16,127
Income from discontinued operation	—	1,486	13,961

Net income (loss)—as reported	(5,260)	26,982	30,088
Effect of goodwill amortization, net of taxes:
Continuing operations	—	237	180
Discontinued operation	—	71	424

Pro forma net income (loss)	$(5,260)	$27,290	$30,692

Pro forma basic (loss) income per share:
Continuing operations	$(0.19)	$0.92	$0.59
Discontinued operation	—	0.06	0.52

Net income (loss)	$(0.19)	$0.98	$1.11

Pro forma diluted (loss) income per share:
Continuing operations	$(0.19)	$0.90	$0.58
Discontinued operation	—	0.05	0.51

Net income (loss)	$(0.19)	$0.95	$1.09

        Amortization of non-compete agreements was approximately $80,000 in 2002, $43,000 in 2001 and $94,000 in 2000. Goodwill amortization was $382,000 in 2001 and $290,000 in 2000. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

2003	$40,000
2004	40,000
2005	28,300
2006	10,000
2007	—

Insurance Expenses

        RPC self insures, up to specified limits, certain risks related to general liability, product liability, workers' compensation, and vehicle and equipment liability, and employee health insurance plan costs. The estimated cost of claims under these self-insurance programs are accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. The non-current portion of these estimated outstanding claims is classified as long-term accrued insurance expenses.

Income Taxes

        Deferred tax liabilities and assets are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings per Share

        SFAS No. 128, "Earnings Per Share," requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of the dilutive effect of stock options and time lapse restricted and performance restricted shares included in diluted earnings per share, but excluded in basic earnings per share. A reconciliation of the weighted shares outstanding is as follows:

	2002	2001	2000

Basic	28,262,016	28,077,514	27,843,921
Dilutive effect of stock options and restricted shares	—	515,288	426,355

Diluted	28,262,016	28,592,802	28,270,276

        The effect of the Company's stock options and restricted shares have been excluded from the calculation of diluted earnings per share in 2002, as their effect would have been antidilutive.

Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and notes payable. The carrying value of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The carrying value of long-term and short-term debt approximates fair value since the interest rates are market based and variable.

New Accounting Standards

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company adopted SFAS No. 143 on January 1, 2003. Management has determined that the adoption of this statement will not have a material effect on the financial position, results of operations or liquidity of the Company.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 on January 1, 2003. The Company adopted the provisions of this SFAS No. 145 related to Statement 13, as well as all other provisions of this Statement, effective May 15, 2002. The adoption of these provisions did not have a material impact on the Company's financial position, results of operations or liquidity for the year ended December 31, 2002. The Company does not believe the impact of adopting the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will have a material impact on its financial position, results of operations or liquidity.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and replaces the current accounting for costs associated with an exit or disposal activity contained in EITF 94-3. The Company adopted SFAS No. 146 on January 1, 2003. Management believes that the adoption of this statement will not have a material effect on the financial position, results of operations or liquidity of the Company.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for employee stock based compensation and requires expanded disclosure regarding stock-based compensation in the "Summary of Significant Accounting Policies," or its equivalent, in the Notes to the Consolidated Financial Statements about the method of accounting and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company does not expect to currently change to using the fair value-based method of accounting for stock-based compensation; therefore, management believes the adoption of SFAS No. 148 will not have a material effect on the financial position, results of operations or liquidity of the Company.

Stock-Based Compensation

        As of December 31, 2002, RPC has certain stock-based employee compensation plans, which are detailed in Note 11, "Employee Benefit Plans." RPC accounts for the stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." RPC records deferred compensation related to the restricted stock grants based on the fair market value of the shares at the date of the grant and amortizes such amounts over the vesting period for the shares. RPC recorded amortization of deferred compensation totaling $255,000 in 2002, $455,000 in 2001 and $332,000 in 2000.

        If RPC had accounted for the stock incentive plans in accordance with SFAS No. 123, the total fair value of options granted would be amortized over the vesting period of the options, and RPC's reported pro forma net income (loss) and pro forma diluted net income (loss) per share would have been as follows:

Years ended December 31,	2002	2001	2000

(in thousands)
Income (loss) from continuing operations	$(5,260)	$25,496	$16,127
Income from discontinued operation	—	1,486	13,961

Net income (loss)—as reported	(5,260)	26,982	30,088
Add: Stock-based employee compensation expense included in reported net income, net of related tax:
Continuing operations	164	282	206
Discontinued operation	—	—	—

	(5,096)	27,264	30,294
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect
Continuing operations	767	728	425
Discontinued operation	—	—	98

Pro forma net income (loss)	$(5,863)	$26,536	$29,771

Pro forma basic (loss) income per share:
Continuing operations	$(0.21)	$0.89	$0.57
Discontinued operation	—	0.05	0.50

Net income (loss)	$(0.21)	$0.94	$1.07

Pro forma diluted (loss) income per share:
Continuing operations	$(0.21)	$0.88	$0.56
Discontinued operation	—	0.05	0.49

Net income (loss)	$(0.21)	$0.93	$1.05

        Pro forma income for 2000 disclosed above is based on the fair value of options held by RPC employees prior to the spin-off.

Note 2: Discontinued Operation

        In January 2000, the Board of Directors of RPC announced that it planned to spin-off to stockholders the business conducted through Chaparral Boats, Inc. ("Chaparral"), RPC's powerboat manufacturing segment. The spin-off transaction was approved by RPC's Board of Directors on February 12, 2001. RPC accomplished the spin-off by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation (a Delaware corporation) ("Marine Products"), a newly formed wholly-owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders. RPC stockholders received 0.6 shares of Marine Products common stock for each share of RPC common stock owned as of the record date. Based on an Internal Revenue Service Private Letter ruling, the spin-off was tax-free to RPC and RPC stockholders, except for cash received for any fractional shares. The spin-off was consummated on February 28, 2001, with 17,012,277 shares of Marine Products common stock distributed to RPC stockholders.

        For the first two months of 2001 and for the twelve months of 2000, the powerboat manufacturing segment of RPC has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated financial statements of RPC have been restated to report separately the operating results of this discontinued operation.

        A summary of the operating results of RPC's powerboat manufacturing segment for the two months in 2001, and for the twelve months in 2000 is as follows:

Years ended December 31,	2001	2000

(in thousands)
Revenues	$24,092	$148,276
Operating income	2,747	15,455
Income before income taxes	2,320	22,552
Income tax provision	834	8,591

Net income	$1,486	$13,961

        The Transition Support Services Agreement executed in connection with the spin-off stipulates that RPC provide certain services, including financial reporting and income tax administration, acquisition assistance, etc. to Marine Products until the agreement is terminated by either party. During 2002 and 2001, RPC charged $454,000 and $868,000 to Marine Products for these services. Certain costs allocated by RPC to Marine Products in the past are now incurred directly by Marine Products. During 2000, RPC allocated expenses totaling $2,372,000, which was based on Marine Products' revenues as a percent of RPC's total revenues.

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

Note 3: Acquisitions

        During the year ended December 31, 2001, the Company completed two acquisitions, which were accounted for under the purchase method of accounting. Pro forma results of operations have not been presented for either of the acquisitions because the effects of these acquisitions were not material to the Company on either an individual or aggregate basis. The results of operations of each acquisition are included in the Company's consolidated statements of operations from the respective dates of acquisition.

        A summary of the Company's purchase transactions for the year ended December 31, 2001 is included in the following table (in thousands, except share amounts):

Entity Name and Description of Business Acquired	Date	Consideration	Inventory	Operating equipment and vehicles	Goodwill and non-compete agreement	Other fixed assets	Form of consideration

Sooner Testing, Inc. (Pressure Pumping)	2/01	$4,355	$317	$2,788	$1,250	$—	• $3,105 in cash • $1,250 in promissory note payable in three annual installments plus interest at prime rate • Potential earnout
Mathews Energy Services, Inc. (Pressure Pumping)	7/01	$11,000	$—	$7,396	$2,956	$648	• $5,000 in cash • 280,446 restricted shares valued at $4,000 • $2,000 in promissory note, payable in full after four years, plus interest payable quarterly at prime rate • Potential earnout

        Earnout payments to sellers of acquired businesses may have to be paid in accordance with the respective agreements on an annual basis and are recorded as goodwill when the earnout payment amounts are determinable. The consolidated statements of cash flows for the year ended December 31, 2001 excludes the $3,250,000 million of promissory notes payable in connection with these acquisitions and the $4,000,000 million common stock issuance. Earnout payments to sellers of acquired businesses totaling $286,000 and $1,885,000 were made in 2001 and 2002, respectively, and recorded as an increase to the purchase price of the business. No earnouts are payable in 2003 related to 2002 operating results.

Note 4: Accounts Receivable

        Accounts receivable are stated net of allowances for doubtful accounts of $2,461,000 in 2002 and $4,118,000 in 2001.

Note 5: Inventories

        Inventories consist of the following:

December 31,	2002	2001

(in thousands)
Raw materials and supplies	$6,920	$6,289
Work in process	428	271
Finished goods	1,858	1,852

Total inventories	$9,206	$8,412

Note 6: Property, Plant and Equipment

        Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2002	2001

(in thousands)
Land	$5,298	$5,394
Buildings and leasehold improvements	28,789	25,064
Operating equipment	199,247	191,767
Furniture and fixtures	1,916	1,908
Vehicles	57,876	56,045
Construction in progress	850	327

Gross property, plant and equipment	293,976	280,505
Less: accumulated depreciation	188,638	165,459

Net property, plant and equipment	$105,338	$115,046

        Depreciation expense was $31,007,000, $24,656,000, and $17,278,000 for the years ended December 31, 2002, 2001 and 2000. The original cost of equipment under capital lease was $846,000, and accumulated depreciation at December 31, 2002 was $357,000.

Note 7: Income Taxes

        The following table lists the components of the (benefit) provision for income taxes from continuing operations:

Years ended December 31,	2002	2001	2000

(in thousands)
Current:
Federal	$(11,882)	$12,119	$9,936
State	(380)	1,271	681
Foreign	175	837	—
Deferred	9,193	1,400	(767)

Total income tax (benefit) provision	$(2,894)	$15,627	$9,850

        A reconciliation between the federal statutory rate and RPC's effective tax rate is as follows:

Years ended December 31,	2002	2001	2000

Federal statutory rate	34.0%	35.0%	35.0%
State income taxes	3.1	3.0	2.9
Other	(1.6)	—	—

Effective tax rate	35.5%	38.0%	37.9%

        Significant components of the Company's deferred tax assets and liabilities are as follows:

December 31,	2002	2001

(in thousands)
Deferred tax assets:
Self-insurance reserves	$3,221	$4,079
Pension expense	1,924	—
Net operating loss carryforwards	1,431	—
Bad debt reserves	803	1,501
Accrued payroll expenses	380	1,943
Stock-based compensation	—	536
All others	607	1,018
Valuation allowance	(978)	—

Gross deferred tax assets	$7,388	$9,077

Deferred tax liabilities:
Depreciation	$(9,619)	$(3,502)
Stock based compensation	(35)	—
Pension expense	—	(809)
All others	(749)	(407)

Gross deferred tax liabilities	$(10,403)	$(4,718)

Net deferred tax (liabilities) assets	$(3,015)	$4,359

        The Company and Marine Products Corporation have entered into a tax-sharing and indemnification agreement whereby any subsequent income tax adjustment resulting in a change in income tax assets or liabilities of either RPC or Marine Products prior to the spin-off will be settled through an exchange of cash. An immaterial amount of settlements occurred in 2002 and no settlements occurred in 2001.

        Undistributed earnings of the Company's foreign subsidiaries are considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been accrued. Upon distribution of those earnings in the form of dividends or otherwise, RPC would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and witholding taxes payable to the various countries. Determining the amount of unrecognized deferred U.S. income tax liability is not practicable.

        RPC has operating loss carryforwards of approximately $1.4 million that expire in 2003 through 2016. The Company has booked a valuation allowance of approximately $1 million against this amount that represents carryforwards that the Company does not expect to utilize.

        Total income tax (refunds) payments, net, were ($4,097,000) in 2002, $15,615,000 in 2001, and $13,825,000 in 2000.

Note 8: Long-Term Debt

        At December 31, 2002, future minimum payments on long-term debt and capitalized lease obligations were as follows:

(in thousands)
2003	$552
2004	410
2005	2,000

Total minimum principal payments	$2,962

        Cash interest paid was approximately $266,000 in 2002, $262,000 in 2001 and $125,000 in 2000.

        The Company has access to a $25 million credit facility with a financial institution encompassing letters of credit and a demand note. The credit facility is renewable annually with interest payable monthly on outstanding advances under the demand note generally at LIBOR plus 50 basis points. As of December 31, 2002, there were $10,587,000 in letters of credit issued under this facility.

        The long-term debt of RPC as of December 31, 2002 and 2001 is summarized as follows:

Type	Maturity Dates	Range of Interest Rates	2002	2001

(in thousands)
Notes payable related to acquisitions	2003-2005	Prime	$2,830	$3,832
Bank demand note	2003	LIBOR+50BP	—	162
Capital lease	2003	11.76%	132	333

Total debt			2,962	4,327
Less: current portion			552	1,390

Long-term debt			$2,410	$2,937

Note 9: Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consists of the following (in thousands):

	Minimum Pension Liability	Unrealized gain (loss) on securities	Total

Balance at December 31, 2000	$—	$—	$—
Change during 2001:
Before-tax amount	(1,389)	—	(1,389)
Tax benefit	528	—	528

Total activity in 2001	(861)	—	(861)

Balance at December 31, 2001	(861)	—	(861)
Change during 2002:
Before-tax amount	(5,023)	235	(4,788)
Tax (expense) benefit	1,909	(90)	1,819

Total activity in 2002	(3,114)	145	(2,969)

Balance at December 31, 2002	$(3,975)	$145	$(3,830)

Note 10: Commitments and Contingencies

        Minimum annual rentals, principally for noncancelable real estate leases with terms in excess of one year, in effect at December 31, 2002, are summarized in the following table:

(in thousands)
2003	$1,452
2004	1,333
2005	964
2006	362
2007	62

Total rental commitments	$4,173

        Total rental expense charged to operations was approximately $3,930,000 in 2002, $4,164,000 in 2001, and $3,110,000 in 2000.

        RPC is a defendant in a number of lawsuits that allege that plaintiffs have been damaged as a result of the rendering of services by RPC personnel and equipment. RPC is vigorously contesting these actions. Management is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of operations or liquidity of RPC.

Note 11: Employee Benefit Plans

Retirement Plan

        The Company's Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. In the first quarter of 2002, the Company's Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective March 31, 2002. In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions to certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002. The contributions are discretionary and made annually based on continued employment over a seven year period beginning in 2002. The contributions are made either to a non-qualified supplemental executive retirement plan ("nonqualified plan") established by the Company or to the 401(k) plan for each employee who is entitled to the enhanced benefit. The expense related to the enhanced benefits for 2002 was $437,000. The Company permits eligible employees to defer a portion of their compensation into the nonqualified plan.

        SFAS No. 132, "Employers' Disclosures About Pensions and Other Post Retirement Benefits," standardizes the disclosure requirements for pensions and other post retirement benefits to the extent possible.

        The following table sets forth the funded status of the retirement income plan and the amounts recognized in RPC's consolidated balance sheets:

December 31,	2002	2001

(in thousands)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$24,984	$20,640
Service cost	332	954
Interest cost	1,749	1,751
Amendments	154	—
Actuarial loss	4,039	2,500
Benefits paid	(929)	(861)
Curtailments	(5,961)	—

Benefit obligation at end of year	$24,368	$24,984

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$18,794	$19,776
Actual return on plan assets	(1,475)	(239)
Employer contribution	1,258	118
Benefits paid	(929)	(861)

Fair value of plan assets at end of year	17,648	18,794

Funded status	(6,720)	(6,190)
Unrecognized net asset	—	(96)
Unrecognized net loss	6,412	5,402

Net accrued cost	$(308)	$(884)

        Pursuant to the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded incremental minimum pension liability adjustments of $5,023,000 in 2002 and $1,389,000 million in 2001. As there were no previously unrecognized prior service costs as of December 31, 2002 and 2001, the full amount of the adjustments, net of related deferred tax benefit, are reflected as a reduction of stockholders' equity. Amounts recognized in the consolidated balance sheets consist of:

December 31,	2002	2001

(in thousands)
Net accrued benefit cost	$(308)	$(884)
Minimum pension liability adjustment	(6,412)	(1,389)

Net amount recognized	$(6,720)	$(2,273)

        RPC's funding policy is to contribute to the retirement income plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. RPC contributed $1,258,000 in 2002, $118,000 in 2001, and $1,052,000 in 2000.

        The net accrued benefit cost is included in accrued payroll and related expenses in the accompanying consolidated balance sheets. The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2002	2001	2000

(in thousands)
Service cost for benefits earned during the period	$332	$954	$903
Interest cost on projected benefit obligation	1,749	1,751	1,509
Expected return on plan assets	(1,622)	(1,836)	(1,771)
Net amortization and deferral	72	(176)	(205)
Curtailments	150	—	—

Net periodic benefit cost	$681	$693	$436

        Total retirement plan cost attributable to Marine Products, which is included in net periodic benefit cost above, was $25,000 for the first two months in 2001, and $147,000 for the twelve months in 2000.

        The weighted average assumptions were as follows:

December 31,	2002	2001	2000

Discount rate	6.875%	7.375%	7.750%
Expected return on plan assets	8.000%	8.500%	9.500%
Rate of compensation increase	N/A	4.375%	4.750%

401(k) Plan

        RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than six months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible deduction imposed by the Internal Revenue Code. RPC matches 50 percent of each employee's contributions that does not exceed six percent of the employee's compensation. Employees vest in the RPC contributions after three years of service. Marine Products is continuing to participate in the RPC sponsored defined contribution 401(k) plan. The cash payments for RPC's continuing operations were $858,000 in 2002, $380,000 in 2001, and $295,000 in 2000. The charges to expense for Marine Products were $14,000 for the first two months in 2001 and $76,000 in 2000.

Stock Incentive Plans

        RPC has an Employee Incentive Stock Option Plan (the "1984 Plan") under which 1,000,000 shares of common stock were reserved for issuance. The 1984 Plan expired in October 1994. On January 25, 1994, RPC adopted a new 10-year Employee Stock Incentive Plan (the "1994 Plan") under which 1,000,000 shares of common stock were reserved for issuance. During 1997, an additional 1,600,000 shares were reserved for issuance. These plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. Historically, certain RPC employees, including employees of Marine Products, have participated in these RPC Stock Incentive Plans (the "RPC SIP"). The options generally vest over five years and expire in 10 years.

        Following the spin-off, outstanding stock option grants under the RPC SIP held by Marine Products employees who did not also become RPC employees were replaced with the Marine Products Stock Incentive Plan stock option grants. After the spin-off, 180,464 RPC SIP stock options held by Marine Products employees were replaced with Marine Products Stock Incentive Plan stock option grants. As of December 31, 2002, there were 1,014,650 shares available for the granting of options or other awards under the RPC SIP.

Stock-Based Compensation

        SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed in APB Opinion No. 25. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

        RPC has elected to account for its stock-based compensation plans under APB No. 25. The Company has computed for pro forma disclosure purposes the value of all options granted during 2002, 2001, and 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

	2002	2001	2000

Risk-free interest rate	2.9%	4.9%	N/A
Expected dividend yield	1%	1%	N/A
Expected lives	7 years	7 years	N/A
Expected volatility	43-46%	43-46%	N/A

        The total fair value of options granted to RPC and Marine Products employees was computed as follows:

Years ended December 31,	2002	2001	2000

(in thousands)
Continuing operations	$663	$2,913	$—
Discontinued operation	—	—	—

Total	$663	$2,913	$—

Stock Options

        Transactions involving the RPC SIP were as follows:

	Shares	Weighted Average Exercise Price

Outstanding December 31, 1999	783,400	$7.93
Granted	0	0
Canceled	(27,300)	8.60
Exercised	(77,625)	4.80

Outstanding December 31, 2000	678,475	$8.26
Granted	457,500	13.10
Spin-off adjustments	(119,935)	9.80
Canceled	(8,405)	8.77
Exercised	(92,053)	5.80

Outstanding December 31, 2001	915,582	$10.25
Granted	104,500	14.06
Canceled	(130,241)	11.33
Exercised	(27,243)	6.89

Outstanding December 31, 2002	862,598	$10.65

        As of December 31, 2002, the options outstanding and the range of exercise prices together with the weighted-average remaining contractual life are as follows:

			Weighted average exercise prices
	Number of Options				Weighted average remaining contractual life
Range of exercise prices	Total	Exercisable	Total	Exercisable

$ 3.52 - $ 3.91	63,111	63,111	$3.74	$3.74	2.3 years
$ 6.06 - $ 6.61	202,459	133,072	$6.19	$6.26	5.6 years
$11.23 - $14.06	597,028	168,313	$12.89	$12.07	7.8 years

	862,598	364,496	$10.65	$8.51	6.9 years

Restricted Stock

        RPC has granted employees two forms of restricted stock: performance restricted and time lapse restricted. The performance restricted shares are granted, but not earned and issued, until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of RPC stock. On the date the stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. After the determination date, the grantee will receive all dividends declared and also voting rights to the shares. Time lapse restricted shares vest 10 years from the grant date. During these 10 years, grantees receive all dividends declared and retain voting rights for the granted shares.

Units granted under these restricted stock programs were 0 in 2002, 87,000 in 2001 and 0 in 2000. There were 5,700 performance shares earned under the plans in 2002. During 2002, 30,404 restricted shares were forfeited. The fair market value of the stock, on the date of issuance, is being amortized and charged to income over the vesting periods. The unamortized deferred compensation balance was $1,186,000 and $1,686,000 as of December 31, 2002 and December 31, 2001, respectively, and has been included in earnings retained. Pursuant to the spin-off in 2001, shares of performance restricted stock totaling 13,201 were forfeited and replaced with grants of performance restricted stock under the Marine Products Stock Incentive Plan.

        The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the RPC SIP have lapsed. Upon termination of employment from RPC or, in certain cases, termination of employment from Marine Products or Chaparral, shares with restrictions must be returned to RPC. During 2002 and 2001, 56,400 shares and 60,800 shares of restricted stock vested and were released to the applicable employees.

Note 12: Related Party Transactions

        Effective with the spin-off, the Company established a cash balance at Marine Products of approximately $15 million by transferring a total of $13.8 million in cash and marketable securities. Effective February 28, 2001, the Company began providing certain administrative services to Marine Products. The service agreements are more fully described in Note 2. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $454,000 in 2002 and $868,000 in 2001. The Company's directors are also directors of Marine Products and certain officers are employees of both the Company and Marine Products.

        The Company periodically purchases in the ordinary course of business products or services from vendors, who are owned by significant officers or shareholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties totaled approximately $502,000 in 2002 and $486,000 in 2001. In addition, during 2002, the overhead crane fabrication division of RPC recorded $332,000 in revenues from the powerboat manufacturing segment that is now a subsidiary of Marine Products pursuant to the spin-off, related to the sale, installation and service of overhead cranes.

Note 13: Business Segment Information

        RPC's service lines have been aggregated into two reportable oil and gas services segments—Technical Services and Support Services—because of the similarities between the financial performance and approach to managing the service lines within each of the segments as well as the economic and business conditions impacting their business activity levels. The other business segment includes information concerning RPC's business units that do not qualify for separate segment reporting. These business units include an overhead crane fabricator and interactive training software producer. Corporate includes overall administrative costs incurred for the Company.

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

        Summarized financial information concerning RPC's reportable segments from continuing operations for the years ended December 31, 2002, 2001 and 2000 are shown in the following table.

	Technical Services	Support Services	Other	Corporate	Total

(in thousands)
2002
Revenues	$163,593	$35,784	$9,653	$—	$209,030
Operating profit (loss)	(868)	(1,814)	(1,297)	(4,101)	(8,080)
Capital expenditures(1)	11,222	7,370	312	3,577	22,481
Depreciation and amortization	22,742	7,394	224	982	31,342
Identifiable assets	105,586	47,243	5,629	37,496	195,954
2001
Revenues	$214,361	$57,932	$12,228	$—	$284,521
Operating profit (loss)	34,799	11,937	(1,045)	(4,503)	41,188
Capital expenditures(1)	36,236	7,649	544	1,421	45,850
Depreciation and amortization	17,331	6,954	149	1,102	25,536
Identifiable assets	123,498	46,617	5,520	26,767	202,402
2000
Revenues	$136,228	$51,088	$14,642	$—	$201,958
Operating profit (loss)	19,250	7,873	(139)	(2,450)	24,534
Capital expenditures	25,212	8,830	79	1,405	35,526
Depreciation and amortization	9,941	7,319	190	545	17,995
Identifiable assets	95,634	47,974	6,231	35,483	185,322

(1)
Excludes assets acquired as part of purchases of new businesses during the year.

        The following summarizes selected information between the United States and all international locations combined for the years ended December 31, 2002, 2001 and 2000. The revenues are presented based on the location of the use of the product or service. Assets related to international operations are less than 10 percent of RPC's consolidated assets, and therefore are not presented.

Years ended December 31,	2002	2001	2000

(in thousands)
United States Revenues	$199,392	$259,761	$176,373
International Revenues	9,638	24,760	25,585

	$209,030	$284,521	$201,958

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Information regarding the change in independent accountants was filed on Form 8-K with the Securities and Exchange Commission on July 24, 2002. The information is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning directors and executive officers is included in the RPC Proxy for its 2003 Annual Meeting of Stockholders, in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." This information is incorporated herein by reference. Information about executive officers is contained on page 12.

ITEM 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation is included in the RPC Proxy for its 2003 Annual Meeting of Stockholders, in the section entitled "Executive Compensation." This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership is included in the RPC Proxy for its 2003 Annual Meeting of Stockholders, in the sections entitled "Capital Stock" and "Election of Directors." This information is incorporated herein by reference.

Equity Compensation Plan Information:

        The following table sets forth certain information regarding equity compensation plans as of December 31, 2002.

Plan Category	Number of Securities To Be Issued Under Exercise of Outstanding Options, Warrants and Rights (A)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by securityholders	882,948	(1)	$10.65	(2)	1,014,650
Equity compensation plans not approved by securityholders	0		0		0

Total	882,948		$10.65		1,014,650

(1)
Includes performance restricted shares granted but not issued.

(2)
Does not include performance restricted shares granted but not issued because these grants do not have exercise prices.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        Information concerning certain relationships and related party transactions is included in the RPC Proxy for its 2003 Annual Meeting of Stockholders, in the sections entitled "Certain Relationships and

Related Party Transactions" and "Compensation Committee Interlocks and Insider Participation." This information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to RPC, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

        In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Consolidated Financial Statements, Financial Statement Schedule and Exhibits.

  1.
  Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

  2.
  The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

  3.
  Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	RPC's 1994 Employees Stock Incentive Plan
10.6	Form of Stock option grant agreement
10.7	Form of Time lapse restricted stock grant agreement
10.8	Form of Performance restricted stock grant agreement

REPORTS ON FORM 8-K

        No reports on Form 8-K were filed or required to be filed by RPC for the quarter ended December 31, 2002. Any schedules or exhibits not shown above have been omitted because they are not applicable.

EXHIBITS (inclusive of item 3 above):

Exhibit Number	Description
3.1	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.2	Bylaws of RPC (incorporated herein by reference to Exhibit (3)(b) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	RPC's 1994 Employees Stock Incentive Plan (incorporated herein by reference to Exhibit A of the definitive Proxy Statement dated March 20, 1994).
10.2	Agreement Regarding Distribution and Plan of Reorganization, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.2 to the Form 10 filed on February 13, 2001).
10.3	Employee Benefits Agreement dated February 12, 2001, by and between RPC, Inc., Chaparral Boats, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.3 to the Form 10 filed on February 13, 2001).
10.4	Transition Support Services Agreement dated February 12, 2001 by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.4 to the Form 10 filed on February 13, 2001).
10.5	Tax Sharing Agreement dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
10.6	Form of Stock option grant agreement
10.7	Form of Time lapse restricted stock grant agreement
10.8	Form of Performance restricted stock grant agreement
21	Subsidiaries of RPC.
23	Consent of Ernst & Young LLP.
24	Powers of Attorney for Directors.
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer and Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, INC.
By:	/s/ R. RANDALL ROLLINS R. Randall Rollins Chairman of the Board of Directors (Principal Executive Officer)
March 21, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. RANDALL ROLLINS R. Randall Rollins	Chairman of the Board of Directors (Principal Executive Officer)	March 21, 2003
/s/ BEN M. PALMER Ben M. Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2003

The Directors of RPC, Inc. (listed below) executed a power of attorney appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

Wilton Looney, Director
Gary W. Rollins, Director
James A. Lane, Jr., Director
Henry B. Tippie, Director
James B. Williams, Director
Linda H. Graham, Director

/s/ RICHARD A. HUBBELL Richard A. Hubbell Director and as Attorney-in-fact March 21, 2003

CERTIFICATIONS

I, R. Randall Rollins, Chairman of the Board and Chief Executive Officer, certify that:

  1.
  I have reviewed this annual report on Form 10-K of RPC, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ R. RANDALL ROLLINS R. Randall Rollins Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, Ben M. Palmer, Vice President, Chief Financial Officer and Treasurer, certify that:

  1.
  I have reviewed this annual report on Form 10-K of RPC, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ BEN M. PALMER Ben M. Palmer Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

SCHEDULES

Schedule II—Valuation and Qualifying Accounts	54

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

RPC, Inc. and Subsidiaries

	For the years ended December 31, 2002, 2001 and 2000
	Balance at Beginning of Period	Charged to Costs and Expenses	Net Adjustments	Balance at End of Period

(in thousands)
Year ended December 31, 2002
Allowance for doubtful accounts	$4,118	$(400)	$(1,257)	$2,461
Inventory reserves	$350	$53	$(273)	$130
Deferred tax valuation allowance	$0	$978	$0	$978
Year ended December 31, 2001
Allowance for doubtful accounts	$4,994	$300	$(1,176)	$4,118
Inventory reserves	$219	$55	$76	$350
Deferred tax valuation allowance	$0	$0	$0	$0
Year ended December 31, 2000
Allowance for doubtful accounts	$4,590	$26	$378	$4,994
Inventory reserves	$235	$50	$(66)	$219
Deferred tax valuation allowance	$0	$0	$0	$0

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
RPC, Inc.

        We have audited the accompanying consolidated balance sheet of RPC, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002, listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedule of RPC, Inc. and Subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated February 28, 2002 expressed an unqualified opinion on those statements and schedule before the restatement adjustments reflected on the balance sheet and statements of cash flows and in Notes 1 and 13.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of RPC, Inc. and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As described in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

        As discussed above, the consolidated financial statements and schedule of RPC, Inc. and Subsidiaries as of December 31, 2001 and for each of the two years then ended were audited by other auditors who have ceased operations. In the 2001 balance sheet presented, the Company reclassified certain investments previously classified as marketable securities to cash and cash equivalents and reflected such changes in the statement of cash flows. Our audit procedures with respect to the restatements of these amounts in the 2001 balance sheet and the 2001 and 2000 statements of cash flows included agreeing the investment balance to the investment statement and verifying maturity dates to determine proper classification, (b) agreeing the changes to the statement of cash flows to the changes in the balance sheet and (c) testing the mathematical accuracy of the restatement on the balance sheet and resulting changes to the statements of cash flows.

        As described in Note 1, the statements of operations for the years ended December 31, 2001 and 2000 have been restated to present certain costs and expenses billable to customers gross in the statements of operations. Our audit procedures with respect to the restatements of these amounts in the statements of operations, and the corresponding disclosures in Note 1 and Note 13 for 2001 and 2000 included (a) agreeing revenue restatements to the Company's underlying records and (b) testing the mathematical accuracy of the restatements.

        As also discussed in Note 1, the consolidated financial statements of RPC, Inc. and Subsidiaries as of December 31, 2001 and for each of the two years then ended have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that is no longer being amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management, (c) agreeing all 2001 separate asset, accumulated amortization, and expense balances as disclosed for individual intangibles to the Company's underlying accounting records obtained from management, and (d) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income.

        As also discussed in Note 1, the consolidated financial statements of RPC, Inc. and Subsidiaries as of December 31, 2001 and for each of the two years then ended have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which was adopted by the Company as of December 31, 2002. Our audit procedures with respect to the disclosures in Note 1 for 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the adjustments to reported net income representing compensation expense and pro forma compensation expense (including any related tax effects) related to those periods to the Company's underlying records obtained from management and (c) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income and related earnings per share amounts.

        In our opinion, the adjustments and disclosures for 2001 and 2000 on the balance sheet, in the statements of operations and cash flows and in Notes 1 and 13 with respect to the matters referred to in the preceding four paragraphs are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

Ernst & Young LLP
Atlanta, Georgia March 14, 2003

NOTE: THE FOLLOWING IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ARTHUR ANDERSEN") IN CONNECTION WITH RPC, INC.'S FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS," ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS THAT ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN IN CONNECTION WITH THIS FILING ON FORM 10-K.

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

Arthur Andersen LLP
Atlanta, Georgia February 28, 2002

SELECTED QUARTERLY FINANCIAL DATA

Quarters ended	March 31	June 30	September 30	December 31

(in thousands except per share data)
2002
Revenues—as reported	$46,728	$46,774	$50,342	$55,073
Revenues—restated(1)	50,766	49,821	53,370	55,073
Net income (loss)	$(1,167)	$(1,953)	$(1,040)	$(1,100)

Net income (loss) per share—basic:	$(0.04)	$(0.07)	$(0.04)	$(0.04)
Net income (loss) per share—diluted:	(0.04)	(0.07)	(0.04)	(0.04)

2001
Revenues—as reported	$62,733	$70,831	$75,674	$55,704
Revenues—restated(1)	67,080	76,112	81,856	59,473
Income (loss) from continuing operations	6,870	9,703	9,959	(1,036)
Income from discontinued operation	1,486	—	—	—

Net income (loss)	$8,356	$9,703	$9,959	$(1,036)

Net income (loss) per share—basic:
Continuing operations	$0.25	$0.35	$0.35	$(0.04)
Discontinued operation	0.05	—	—	—

Total	$0.30	$0.35	$0.35	$(0.04)

Net income (loss) per share—diluted:
Continuing operations	$0.24	$0.34	$0.35	$(0.04)
Discontinued operation	0.05	—	—	—

Total	$0.29	$0.34	$0.35	$(0.04)

(1)
Certain pass through costs and expenses billable to customers have been classified as gross revenues.

QuickLinks

PART I
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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS RPC, Inc. and Subsidiaries (in thousands except share information)
CONSOLIDATED STATEMENTS OF OPERATIONS RPC, Inc. and Subsidiaries (in thousands except per share data)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) RPC, Inc. and Subsidiaries (in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS RPC, Inc. and Subsidiaries (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS RPC, Inc. and Subsidiaries Years ended December 31, 2002, 2001 and 2000
PART III
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE (Item 15)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS RPC, Inc. and Subsidiaries
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SELECTED QUARTERLY FINANCIAL DATA