Form 10-Q
period 2003-03-31
RPC INC
filed 2003-05-06
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of April 30, 2003, RPC, Inc. had 28,800,968 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

(In thousands)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS

Cash and cash equivalents	$3,696	$11,533
Accounts receivable, net	45,315	40,168
Inventories	8,746	9,206
Deferred income taxes	6,136	5,873
Income taxes receivable	8,889	8,817
Prepaid expenses and other current assets	3,387	3,478
Current assets	76,169	79,075
Equipment and property, net	104,881	105,338
Intangibles, net	10,184	9,609
Other assets	1,717	1,932
Total assets	$192,951	$195,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$12,465	$12,280
Accrued payroll and related expenses	4,257	7,641
Accrued insurance expenses	3,916	4,115
Accrued state, local and other taxes	1,451	1,659
Short-term debt	488	552
Other accrued expenses	3,302	2,814
Current liabilities	25,879	29,061
Long-term accrued insurance expenses	4,415	3,583
Long-term debt	2,000	2,410
Long-term pension liability	7,411	6,931
Deferred income taxes	8,581	8,888
Total liabilities	48,286	50,873
Common stock	2,862	2,861
Capital in excess of par value	26,566	26,431
Earnings retained	119,136	119,619
Accumulated other comprehensive loss	(3,899)	(3,830)
Total stockholders’ equity	144,665	145,081
Total liabilities and stockholders’ equity	$192,951	$195,954

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2003	2002

Revenues	$60,700	$50,766
Cost of services rendered and goods sold	39,926	33,947
Selling, general and administrative expenses	11,953	12,325
Depreciation and amortization	7,996	7,724
Operating profit (loss)	825	(3,230)
Interest expense, net	15	16
Other expense (income), net	318	(1,364)
Income (loss) before income taxes	492	(1,882)
Income tax provision (benefit)	187	(715)
Net income (loss)	$305	$(1,167)

Dividends declared per share	$0.025	$0.025

Earnings (loss) per share
Basic	$0.01	$(0.04)
Diluted	0.01	(0.04)

Average shares outstanding
Basic	28,257	28,264
Diluted	28,657	28,264

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002

(In thousands)

(Unaudited)

	Three months ended March 31,
	2003	2002
OPERATING ACTIVITES
Net income (loss)	$305	$(1,167)
Noncash charges (credits) to earnings:
Depreciation and amortization	8,022	7,748
Loss (gain) on sale of equipment and property	587	(794)
Deferred income tax (benefit) provision	(570)	1,902
(Increase) decrease in assets, excluding effect of business acquired:
Accounts receivable	(5,147)	4,889
Income taxes receivable	(72)	(2,271)
Inventories	460	55
Prepaid expenses and other current assets	22	(765)
Other non-current assets	215	(35)
Increase (decrease) in liabilities:
Accounts payable	185	(2,042)
Accrued payroll and related expenses	(2,904)	(3,313)
Accrued insurance expenses	633	(405)
Other accrued expenses	280	(872)
Net cash provided by operating activities	2,016	2,930

INVESTING ACTIVITIES
Capital expenditures	(8,253)	(5,419)
Purchase of business	(625)	—
Proceeds from sale of equipment and property	210	1,386
Net cash used in investing activities	(8,668)	(4,033)

FINANCING ACTIVITIES
Dividend distributions	(715)	(718)
Reduction of debt	(474)	(752)
Cash paid for common stock purchased and retired	(7)	(84)
Proceeds from exercise of stock options	11	124
Net cash used in financing activities	(1,185)	(1,430)

Net decrease in cash and cash equivalents	(7,837)	(2,533)
Cash and cash equivalents at beginning of period	11,533	10,735
Cash and cash equivalents at end of period	$3,696	$8,202

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               GENERAL

The accompanying unaudited condensed consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.  Certain prior year balances have been reclassified to conform to the current year presentations.

2.               EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are computed by dividing net income or loss by the respective weighted average number of shares outstanding during the respective periods.  A reconciliation of the weighted average shares outstanding is as follows:

(In thousands)	Three months ended March 31,
	2003	2002

Basic	28,257	28,264

Dilutive effect of stock options and restricted shares	400	—

Diluted	28,657	28,264

For the three months ended March 31, 2002, the stock equivalents that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

3.               RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction or development transactions.  The Company adopted SFAS No. 143 on January 1, 2003.  Management has determined the adoption of this statement did not have a material effect on the financial position, results of operations or liquidity of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and replaces the current accounting for costs associated with an exit or disposal activity contained in Emerging Issues Task Force (“EITF”) 94-3.  The Company adopted SFAS No. 146 on January 1, 2003.  The adoption of this statement did not have a material effect on the financial position, results of operations or liquidity of the Company.

4.               COMPREHENSIVE INCOME (LOSS)

Total comprehensive income for the three months ended March 31, 2003 was $235,000 while the comprehensive loss for the three months ended March 31, 2002 was $1,167,000.  During the three months ended March 31, 2003, the difference between net income and comprehensive income relates to the net decrease in unrealized gain on marketable securities.

5.               STOCK-BASED COMPENSATION

RPC accounts for its stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  RPC records deferred compensation related to the restricted stock grants based on the fair market value of the shares at the date of the grant and amortizes such amounts over the vesting period of the shares.  RPC recorded deferred compensation expense totaling $59,000 for the three months ended March 31, 2003 and $98,000 for the three months ended March 31, 2002.  If RPC had accounted for the stock incentive plans in accordance with SFAS No. 123, the total fair value of options granted would be amortized over the vesting period of the options, and RPC’s reported pro forma net income (loss) per share would have been as follows:

Three months ended March 31,	2003	2002
(in thousands)

Net income (loss) – as reported	$305	$(1,167)
Add: Stock-based employee compensation cost, included in reported net income (loss), net of related tax effect	37	61
Deduct: Stock-based employee compensation cost, computed using the fair value method for all awards, net of related tax effect	(239)	(212)
Pro forma net income (loss)	$103	$(1,318)

Pro forma earnings (loss) per share
Basic	$0.00	$(0.05)
Diluted	0.00	(0.05)

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

Certain information with respect to RPC’s business segments is set forth in the following table:

	Three months ended March 31,
	2003	2002
	(in thousands)
Revenues:
Technical services	$47,818	$39,937
Support services	9,698	8,500
Other	3,184	2,329
Total revenues	$60,700	$50,766
Operating income (loss):
Technical services	$2,745	$1,348
Support services	(53)	(2,841)
Other	(238)	(470)
Total operating income (loss)	$2,454	$(1,963)
Corporate expenses	1,629	1,267
Other expense (income)	318	(1,364)
Interest expense, net	15	16
Income (loss) before income taxes	$492	$(1,882)

7.               INVENTORIES

Inventories consist of the following:

	March 31, 2003	December 31, 2002
[in thousands]

Raw materials and supplies	$6,947	6,920
Work in process	88	428
Finished goods	1,711	1,858
Total inventories	$8,746	9,206

8.               SUBSEQUENT EVENT

In April 2003, the Company purchased the assets of Bronco Oilfield Services, Inc., a privately-held company, specializing in surface pressure control services and equipment for total consideration of approximately $11,000,000 in a combination of cash, stock and seller financed debt.

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

CRITICAL ACCOUNTING POLICIES

The discussion on Critical Accounting Polices is incorporated herein by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002.  There have been no significant changes in the critical accounting policies since year end.

GENERAL

The Company’s operations are influenced by U.S. domestic oil and natural gas well drilling and production activity.  Factors within drilling and production activity that impact the Company’s business include the geographic location of wells, the conditions under which they are drilled, and the production enhancement services which they require.  The Technical Services segment provides completion, production, and maintenance services to a customer’s well.  The demand for these services is more influenced by production activities than drilling activities. Production activity typically increases at the same time drilling activity increases. The Support Services segment primarily provides equipment for customer operations, and the demand for these services tends to depend more on drilling activities than production activities.  Drilling activity is influenced by the price of oil and natural gas.  The prices of oil and natural gas are influenced by a wide variety of factors and can be very volatile.  This volatility can cause a great deal of fluctuation in the Company’s revenues, profitability, and cash flow.

Although the Company has historically generated revenues internationally, the majority of revenues generated during the three months ended March 31, 2003 were from the U.S. domestic oilfield.  Domestic drilling activity, as measured by the weekly rig count, reached its most recent cyclical peak in July 2001 with 1,293 active rigs in operation.  It began to decline in the third and fourth quarter of 2001 due to decreased demand and high natural gas storage levels.  This depressed rig count continued in early 2002 and reached a weekly low of 738 during the second quarter of 2002.  The average weekly rig count for the three months ending March 31, 2003 was 893, which was almost ten percent higher than the average weekly rig count during the three months ending March 31, 2002. The Company believes that the rig count has stabilized for the near term, but is susceptible to further fluctuation based on the strength and timing of the economic recovery and the prospect of continued tensions in the oil-producing countries of the Middle East.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenues for the three months ended March 31, 2003 increased $9,934,000 or 20 percent to $60,700,000 compared to $50,766,000 for the three months ended March 31, 2002.  The Technical Services segment revenues of $47,818,000 increased 20 percent from last year’s first quarter revenues of $39,937,000.  The Support Services segment revenues for the quarter ended March 31, 2003, of $9,698,000 increased 14 percent from last year’s first quarter revenues of $8,500,000. These increases were due to higher domestic customer activity levels during the quarter, as evidenced by a domestic drilling rig count that was almost ten percent higher during the three months ending March 31, 2003 than during the prior year period.  These domestic increases were partially offset by a decline in foreign revenues during the period as compared to the prior year.

Domestic revenues for the three months ending March, 31, 2003 increased $14,918,000 or 33 percent to $60,163,000 from $45,245,000 in the prior year period. The domestic revenue increase during the quarter was driven by increased equipment utilization in response to higher customer demand and to a lesser extent, by increased capacity from new equipment purchased during the previous 12 months.  However, pricing for some of our services remains at historically low levels due to intense competition.  The ongoing political turmoil in the Middle East, including Operation Iraqi Freedom, which began during the period, did not impact the Company’s financial results during the three months ended March 31, 2003. We continue to evaluate the effect that ongoing conflict in petroleum-producing countries, and any responses to the conflict by OPEC, will have on our business.  Foreign revenues during the period declined by $4,984,000 or 90 percent, from $5,521,000 during the three months ending March 31, 2002 to $537,000 in the current period.  The most significant decline in foreign revenues occurred in Algeria because the Company had a contract in that country which expired during the first quarter of 2002 and was not renewed.  Foreign revenues also declined because of less well control work, the shutdown of our operation in Venezuela, and lower revenues in our Canada, Cameroon, and Gabon locations.

Cost of services rendered and goods sold for the three months ended March 31, 2003 was $39,926,000 compared to $33,947,000 for the three months ended March 31, 2002, an increase of $5,979,000 or 18 percent.  Cost of services rendered and goods sold, as a percent of revenues, decreased from 67 percent in the first quarter of 2002 to 66 percent in the first quarter of 2003.  The increase in cost of services rendered and goods sold during the period was a result of higher activity levels.  The decrease, as a percent of revenues, was the result of overall higher utilization of personnel and equipment.

Selling, general and administrative expenses for the three months ended March 31, 2003 were $11,953,000 compared to $12,325,000 for the three months ended March 31, 2002, a decrease of $372,000 or three percent. These expenses decreased due principally to lower employment costs during the period.  Selling, general and administrative expenses as a percent of revenues decreased from 24 percent in the first quarter of 2002 to 20 percent in the first quarter of 2003.  This decrease as a percent of revenues occurred because many of these costs are fixed and do not vary directly in proportion to the change in revenues.

Depreciation and amortization was $7,996,000 for the three months ended March 31, 2003, an increase of $272,000 or four percent compared to $7,724,000 for the quarter ended March 31, 2002. This increase in depreciation and amortization resulted from various capital expenditures within Support Services and Technical Services.  The percentage increase in depreciation and amortization was lower than in many prior periods due to the Company’s decision to reduce its level of capital expenditures in response to the domestic industry downturn which began during the fourth quarter of 2001.

Operating profit (loss) for the three months ended March 31, 2003 was $825,000, an increase of $4,055,000 compared to a loss of $3,230,000 for the three months ended March 31, 2002. The improvement from a loss in 2002 to a profit in 2003 is the result of increased revenues and decreased selling, general and administrative expenses during the period, partially offset by the increases in costs of services rendered and goods sold.

Other expense (income), net for the three months ending March 31, 2003 included the recognition of a loss sustained on damaged operating equipment of $289,000, as well as proceeds from a settlement of a dispute with a vendor of $200,000.  For the three months ending March 31, 2002, this included gains related to sale of operating equipment, proceeds from the settlement of a lawsuit and a gain from the sale of a discontinued business unit.

Interest expense (income), net was an expense of $15,000 for the three months ended March 31, 2003 compared to an expense of $16,000 for the quarter ended March 31, 2002. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original maturities of three months or less. Interest expense, net resulted from decreases in available cash balances and from interest expense on the promissory notes issued in connection with acquisitions.

Income tax provision (benefit) was $187,000 during the three months ending March 31, 2003, compared to a benefit of $715,000 in 2002.  This increase in the income tax provision was due to the increase in operating profit during the period.  The effective tax rate was the same for the three months ended March 31, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.

Cash provided by operating activities for the three months ended March 31, 2003, was $2,016,000 compared to $2,930,000 for the three months ended March 31, 2002, a $914,000 or 31 percent decrease.  Although net income (loss) improved $1,472,000, cash provided from operating activities decreased due to increased working capital requirements consistent with the Company’s recent revenue increases.  Working capital increases during the period compared to the prior year were caused principally by increases in income taxes receivable, accounts receivable, and a decrease in accrued payroll and related expenses, slightly offset by increases in accounts payable and accrued insurance expenses.

Cash used in investing activities for the three months ended March 31, 2003 was $8,668,000, or $4,635,000 higher, compared to $4,033,000 for the three months ended March 31, 2002, primarily as a result of increased capital expenditures during the period for operating equipment purchases.

Cash used in financing activities for the three months ended March 31, 2003 was $1,185,000, or $245,000 lower, compared to $1,430,000 used for financing activities for the three months ended March 31, 2002, primarily as a result of lower debt service requirements.  The Company did not purchase any of its common stock on the open market during the three months ending March 31, 2003.  Under a plan authorized by its Board of Directors, the Company has purchased its common stock on the open market during prior periods, and can purchase up to 346,600 additional shares.

The prices for oil and natural gas remain historically strong, but until recently, have failed to lead to an increase in drilling activity.  Prices have also been volatile recently, due to uncertainties over the conflict in the Middle East and fluctuating natural gas storage levels. Although the weekly domestic rig count has recently increased, the Company still believes that the operating environment for our services is uncertain in the near term. As a result of this uncertainty, RPC is monitoring customer exploration and production activity levels very closely, and is only making capital expenditure and other commitments to support known customer requirements or to maintain our existing fleet of operating equipment. The Company currently expects that capital expenditures during 2003 will be higher than 2002, but will be highly dependent upon our financial results for the remainder of 2003.

We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, which includes access to a $25 million credit facility with a financial institution, of which $14 million is available, and cash expected to be generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months.  The majority of the credit facility which is in use supports letters of credit relating to insurance requirements or contract bids. We believe our liquidity will allow us to grow our asset base and revenues when business conditions and customer activity levels improve.

SEASONALITY

Oil prices affect demand throughout the oil and natural gas industry, including the demand for the Company’s products and services. The Company’s business depends in large part on the conditions of the oil and gas industry, and specifically on the capital expenditures of its customers related to the exploration and production of oil and natural gas. When these expenditures decline, customers’ demand for the Company’s services declines.

INFLATION

RPC purchases its equipment and materials from suppliers who provide competitive prices and the Company believes that the labor markets from which it hires employees are not experiencing upward wage pressures.  If inflation in the general economy increases, however, the Company's costs for equipment, materials, and labor could increase as well. The Company operates in highly competitive areas of the oilfield services industry. The products and services of each of the Company’s principal industry segments are sold in highly competitive markets, and its revenues and earnings may be affected by the following factors: changes in competitive prices, fluctuations in the level of activity and major markets, general economic conditions, and governmental regulation.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for growth,  and the impact of SFAS No. 143 and 146, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.  Risk factors that could cause such future events not to occur as expected include those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the following:  the volatility of oil and natural gas prices, continued downturn in the economy leading to decreased oil and gas exploration, inability to identify or complete acquisitions, adverse weather conditions, inability to attract and retain skilled employees, personal injury or property damage claims, and the changes in the supply and demand for oil and gas.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2003, there were no material amounts of marketable securities held by RPC.

As of March 31, 2003, RPC had debt with variable interest rates which exposes RPC to certain market risks.  RPC has performed an interest rate sensitivity analysis using a duration model over the term of the debt with a 10 percent change in interest rates.  RPC is not subject to material interest rate risk exposure based on this analysis, and no material changes in market risk exposures or how those risks are managed is expected.

As of March 31, 2003, RPC had accounts receivable of $45 million (net of an allowance for doubtful accounts of $3 million).  RPC is subject to a concentration of credit risk because most of the accounts receivable are due from companies operating in the oil and gas industry.  Although the Company believes that it has strong credit evaluation and monitoring control procedures, its customers are subjected to the risks of the highly cyclical and capital intensive oil and gas industry. In the case of customers that are oil companies owned by foreign governments, the economic and political environment of the related country and region play a part in the collectibility of the receivables.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days prior to the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for their purposes.

Subsequent to the date when the disclosure controls and procedures were evaluated, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

RPC, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

RPC is involved in litigation from time to time in the ordinary course of its business.  RPC does not believe that the outcomes of such litigation will have a material adverse effect on the financial position or results of operations of RPC.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6   Exhibits and Reports on Form 8-K

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

b)             Reports on Form 8-K

On February 3, 2003, the Company filed a report on form 8-K, announcing its fourth quarter results for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Richard A. Hubbell
Date: May 6, 2003	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 6, 2003	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION OF PERIODIC FINANCIAL REPORTS

I, Richard A. Hubbell, certify that:

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

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

/s/ Richard A. Hubbell
Date: May 6, 2003	Richard A. Hubbell
President and Chief Executive Officer
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

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

/s/ Ben M. Palmer
Date: May 6, 2003	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)