Form 10-Q
period 2003-06-30
RPC INC
filed 2003-07-25
CIK 742278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                           Commission File No. 1-8726


                                    RPC, INC.
             (exact name of registrant as specified in its charter)


           Delaware                                   58-1550825
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)


                 2170 Piedmont Road, NE, Atlanta, Georgia 30324
               (Address of principal executive offices) (zip code)

      Registrant's telephone number, including area code -- (404) 321-2140

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               --    --

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


As of June 30, 2003, RPC, Inc. had 28,807,606 shares of common stock outstanding.

                           RPC, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                                     Page No.
Part I. Financial Information
           Item 1.             Financial Statements (Unaudited)
                               Consolidated balance sheets -
                               June 30, 2003 and December 31, 2002                                                       3

                               Consolidated statements of operations -
                               Three and six months ended June 30, 2003 and 2002                                         4

                               Consolidated statements of cash flows -
                               Six months ended June 30, 2003 and 2002                                                   5

                               Notes to consolidated financial statements                                              6-10

           Item 2.             Management's Discussion and Analysis of Financial Condition and Results of
                               Operations                                                                                11

           Item 3.             Quantitative and Qualitative Disclosure of Market Risk                                    18

            Item 4.            Controls and Procedures                                                                   18

Part II.  Other Information

           Item 1.             Legal Proceedings                                                                         19

           Item 2.             Changes in Securities and Use of Proceeds                                                 19

           Item 3.             Defaults upon Senior Securities                                                           19

           Item 4.             Submission of Matters to a Vote of Security Holders                                       19

           Item 5.             Other Information                                                                         19

           Item 6.             Exhibits and Reports on Form 8-K                                                          20

Signatures                                                                                                               21



                           RPC, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                                 (In thousands)
                                   (Unaudited)

                                                         June 30,              December 31,
                                                           2003                   2002
------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                        $         10,182       $          11,533
Accounts receivable, net                                   52,388                  40,168
Inventories                                                 9,629                   9,206
Deferred income taxes                                       6,548                   5,873
Taxes receivable                                              267                   8,817
Prepaid expenses and other current assets                   2,774                   3,478
------------------------------------------------------------------------------------------
Total current assets                                       81,788                  79,075
Equipment and property, net                               110,802                 105,338
Intangibles, net                                           12,657                   9,609
Other assets                                                1,627                   1,932
------------------------------------------------------------------------------------------
Total assets                                     $        206,874       $         195,954
==========================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                 $         14,151       $          12,280
Accrued payroll and related expenses                        6,440                   7,641
Accrued insurance expenses                                  4,507                   4,115
Accrued state, local and other taxes                        2,075                   1,659
Short-term debt                                             1,133                     552
Other accrued expenses                                        526                   1,497
------------------------------------------------------------------------------------------
Total current liabilities                                  28,832                  27,744
Long-term accrued insurance expenses                        4,137                   3,583
Long-term debt                                              4,800                   2,410
Pension liability                                           7,891                   6,931
Deferred income taxes                                      10,424                  10,205
------------------------------------------------------------------------------------------
Total liabilities                                          56,084                  50,873
------------------------------------------------------------------------------------------
Common stock                                                2,881                   2,861
Capital in excess of par value                             28,581                  26,431
Deferred compensation                                      (1,197)                 (1,186)
Earnings retained                                         124,380                 120,805
Accumulated other comprehensive loss                       (3,855)                 (3,830)
------------------------------------------------------------------------------------------
Total stockholders' equity                                150,790                 145,081
------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity       $        206,874       $         195,954
==========================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.


                           RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                      (In thousands except per share data)
                                   (Unaudited)



                                                   Three months ended June 30,      Six months ended June 30,
                                               -----------------------------------------------------------------
                                                   2003           2002                2003            2002
----------------------------------------------------------------------------------------------------------------
Revenues                                    $        70,864 $        49,821     $      131,564 $        100,587
Cost of services rendered and goods sold             42,390          34,898             82,316           68,845
Selling, general and administrative expenses         13,208          10,705             25,161           23,030
Depreciation and amortization                         8,401           7,806             16,397           15,530
----------------------------------------------------------------------------    --------------------------------
Operating profit (loss)                               6,865          (3,588)             7,690           (6,818)
Interest expense, net                                   (77)            (29)               (92)             (45)
Other income, net                                       801             466                483            1,830
----------------------------------------------------------------------------    --------------------------------
Income (loss) before income taxes                     7,589          (3,151)             8,081           (5,033)
Income tax provision (benefit)                        2,884          (1,198)             3,071           (1,913)
----------------------------------------------------------------------------    --------------------------------
Net income (loss)                           $         4,705 $        (1,953)    $        5,010 $         (3,120)
============================================================================    ================================


Dividends paid per share                    $         0.025 $         0.025     $        0.050 $          0.050
                                               =============  ==============       ============   ==============

Earnings (loss) per share
     Basic                                  $          0.17 $         (0.07)    $         0.18 $          (0.11)
     Diluted                                           0.16           (0.07)              0.17            (0.11)


Average shares outstanding
     Basic                                           28,439          28,265             28,348           28,265
                                               =============  ==============       ============   ==============
     Diluted                                         28,851          28,265             28,754           28,265
                                               =============  ==============       ============   ==============



    The accompanying notes are an integral part of these consolidated financial statements.



                        RPC, INC. AND SUBSIDIARIES MACROS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 and 2002
                                 (In thousands)
                                   (Unaudited)

                                                                                     Six months ended June 30,
                                                                                   -----------------------------
                                                                                      2003              2002
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITES
   Net income (loss)                                                             $      5,010      $     (3,120)
   Noncash charges (credits) to earnings:
      Depreciation and amortization                                                    16,450            15,578
      Loss (gain) on sale of equipment and property                                       354              (985)
      Deferred income tax (benefit) provision                                            (440)            3,182
   (Increase) decrease in assets, excluding effect of business acquired:
      Accounts receivable                                                             (12,220)            4,319
      Taxes receivable                                                                  8,550            (5,610)
      Inventories                                                                         (27)             (271)
      Prepaid expenses and other current assets                                           652             1,520
      Other non-current assets                                                            316               (26)
   Increase (decrease) in liabilities:
      Accounts payable                                                                  1,871              (287)
      Accrued payroll and related expenses                                               (241)           (3,522)
      Accrued insurance expenses                                                          946              (654)
      Accrued state, local and other expenses                                             416            (1,078)
      Other accrued expenses                                                             (971)              759
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              20,666             9,805
----------------------------------------------------------------------------------------------------------------


INVESTING ACTIVITIES
Capital expenditures                                                                  (14,584)          (10,613)
Purchase of businesses                                                                 (6,194)           (1,654)
Proceeds from sale of equipment and property                                              686             1,661
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (20,092)          (10,606)
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Dividend distributions                                                                 (1,435)           (1,435)
Reduction of debt                                                                        (529)             (817)
Cash paid for common stock purchased and retired                                          (14)             (484)
Proceeds from exercise of stock options                                                    53               166
----------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                  (1,925)           (2,570)
----------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                              (1,351)           (3,371)
Cash and cash equivalents at beginning of period                                       11,533            10,735
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $     10,182      $      7,364
================================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                          RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    GENERAL

      The accompanying unaudited condensed consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries ("RPC" or the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

      The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002. Certain prior year balances have been reclassified to conform to the current year presentations.

2.    EARNINGS (LOSS) PER SHARE

      Basic and diluted earnings (loss) per share are computed by dividing net income or loss by the respective weighted average number of shares outstanding during the respective periods. A reconciliation of the weighted average shares outstanding is as follows:

                                                             Three months ended               Six months ended
     (In thousands)                                                June 30,                       June 30,
                                                                  ---------                       --------
                                                             2003            2002           2003            2002
                                                             ----            ----           ----            ----
     Basic                                                  28,439           28,265       28,348         28,265

     Dilutive effect of stock
      options and restricted shares                            412                -          406              -
                                                        ---------------- -------------- -------------- ---------------
     Diluted                                                28,851           28,265        28,754         28,265
                                                        ================ ============== ============== ===============

      For the three and six months ended June 30, 2002, the stock equivalents that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.


3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes the adoption of the Interpretation will not have a material impact on the financial position, results of operations or liquidity of the Company.


4.   COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss) are as follows:

                                                         Three months ended                  Six months ended
     (In thousands)                                            June 30,                            June 30,
                                                               --------                            --------
                                                        2003               2002            2003            2002
                                                        ----               ----            ----            ----
     Net income (loss) as reported               $       4,705     $    (1,953)         $  5,010      $   (3,120)

     Change in unrealized gain on  marketable
     securities, net of taxes of $27 and ($15)              44               -               (25)              -
                                                 --------------   --------------   --------------   --------------
     Comprehensive income (loss)                 $        4,749    $    (1,953)         $  4,985      $   (3,120)
                                                 ==============   ==============   ==============   ===============

5.   STOCK-BASED COMPENSATION


      RPC accounts for its stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." If RPC had accounted for the stock incentive plans in accordance with SFAS No. 123, RPC's reported net income (loss) per share would have been as follows:


                                                   Three moths ended               Six months ended
                                                        June 30,                       June 30,
       ----------------------------------------------------------------------------------------------
                                                     2003         2002             2003          2002
                                                     ----         ----             ----          ----
       (in thousands)
       Net income (loss) - as reported         $     4,705   $  (1,953)       $     5,010  $    (3,120)
       Add:  Stock-based employee
       compensation cost, included
       in reported net income (loss), net
       of related tax effect                           38            55                75          116

       Deduct: Stock-based employee
       compensation cost, computed
       using the fair value method for
       all awards, net of related tax effect          (240)        (206)            (479)         (418)
       ---------------------------------------     ---------    ----------       --------     ----------
       Pro forma net income (loss)             $     4,503   $   (2,104)            4,606       (3,422)
       =======================================     =========    ==========       ========     ==========

       Pro forma earnings (loss) per share
         Basic                                 $     0.16    $   (0.07)       $     0.16   $    (0.12)
         Diluted                                     0.16        (0.07)             0.16        (0.12)


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

      Certain information with respect to RPC's business segments is set forth in the following table:


                                                                  Three Months Ended June 30,     Six Months Ended June 30,
                                           ---------------------------------------------------------------------------------
                                                      2003                2002                   2003                  2002
                                           ---------------------------------------------------------------------------------
                                                                                   (in thousands)
Revenues:
   Technical services                   $           58,073  $           38,796 $              105,891 $              78,732
   Support services                                 10,670               8,359                 20,368                16,860
   Other                                             2,121               2,666                  5,305                 4,995
---------------------------------------    ----------------    ----------------   --------------------   -------------------
Total revenues                          $           70,864  $           49,821 $              131,564 $             100,587
---------------------------------------    ----------------    ----------------   --------------------   -------------------
Operating income (loss):
   Technical services                   $            8,440  $           (1,321)$               11,185 $                (495)
   Support services                                    750                (813)                   697                (3,137)
   Other                                              (543)               (415)                  (781)                 (879)
   Corporate expenses                               (1,782)             (1,039)                (3,411)               (2,307)
---------------------------------------    ----------------    ----------------   --------------------   -------------------
Total operating profit (loss)           $            6,865  $           (3,588)$                7,690 $              (6,818)
---------------------------------------    ----------------    ----------------   --------------------   -------------------
Other income, net                                      801                 466                    483                 1,830
Interest expense, net                                  (77)                (29)                   (92)                  (45)
---------------------------------------    ----------------    ----------------   --------------------   -------------------
Income (loss) before income taxes       $            7,589  $           (3,151)$                8,081 $              (5,033)
---------------------------------------    ----------------    ----------------   --------------------   -------------------









7.       INVENTORIES

     Inventories consist of the following:
                                                         June 30,              December 31,
                                                           2003                    2002
      ------------------------------------------------------------------------------------------
      [in thousands]
      Raw materials and supplies                      $     7,752           $         6,920
      Work in process                                         326                       428
      Finished goods                                        1,551                     1,858
      ------------------------------------------------------------------------------------------
      Total inventories                               $     9,629           $         9,206
      ==========================================================================================


8.       ACQUISITION

On April 1, 2003, RPC purchased all of the assets of Bronco Oilfield Services, Inc.("Bronco"), a privately-held company, specializing in surface pressure control services and equipment. The results of Bronco's acquisition have been included in the consolidated financial statements since that date. As a result of the acquisition, RPC will be better equipped to provide a broader range of services to its customers in different geographic markets.

The aggregate purchase price was $11,033,000, including $5,533,000 of cash, $3,500,000 in seller financed debt and common stock valued at $2,000,000. The common stock issued for the acquisition was valued at the average of RPC's closing price for the 10 day period ending five days before the close of the transaction. Interest on the seller financed debt accrues at 6%, with principal repaid over five years in equal annual installments. The payments of principal and interest are due April 1 of each year from 2004 through 2008. Additionally, Bronco's former owners, who have remained as employees, are eligible for an earnout to be paid in cash and stock, based upon future earnings in accordance with the agreement on an annual basis. The earnouts are recorded as goodwill when the amounts are determinable. The consolidated statements of cash flows for the six months ended June 30, 2003, exclude the $3,500,000 of promissory notes payable in connection with the acquisition and the $2,000,000 common stock issuance.


The purchase cost has been allocated to the assets acquired based on estimated fair values as follows:



                        Inventory                          $       395,500
                        Vehicles                                   571,000
                        Operating equipment                      7,617,500
                        Goodwill                                 2,449,000
                        -------------------------------------------------------
                        TOTAL                              $    11,033,000
                        =======================================================

All of the goodwill has been assigned to the Technical Services segment. Such goodwill is expected to be deductible for tax purposes.

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


CRITICAL ACCOUNTING POLICIES

The discussion on Critical Accounting Polices is incorporated herein by reference from the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. There have been no significant changes in the critical accounting policies since year end.


GENERAL

The Company's operations are influenced by U.S. domestic oil and natural gas well drilling and production activity. Factors within the drilling and production industry that impact the Company's business include the geographic location of wells, the conditions under which they are drilled, and the production enhancement services which they require. The Technical Services segment provides completion, production, and maintenance services to a customer's well. The demand for these services is more influenced by production activities than drilling activities, however, production activity typically increases at the same time drilling activity increases. The Support Services segment primarily provides equipment for customer operations, and the demand for these services tends to depend more on drilling activities than production activities. Drilling activity is influenced by the price of oil and natural gas. We believe that our activity levels are affected more by natural gas prices than oil prices, due to the nature of our services and our current geographic concentration in the domestic U.S. market. The prices of oil and natural gas are influenced by a wide variety of factors and can be very volatile. This volatility can cause a great deal of fluctuation in the Company's revenues, profitability, and cash flow.

Although the Company has historically generated revenues internationally, the majority of revenues generated during the three months ended June 30, 2003 were from the U.S. domestic oilfields. Domestic drilling activity, as measured by the weekly rig count, reached its most recent cyclical peak in July 2001 with 1,293 active rigs in operation. Activity began to decline in the third and fourth quarter of 2001 due to decreased demand and high natural gas storage levels. This depressed rig count continued in early 2002 and reached a weekly low of 738 during the second quarter of 2002. The average weekly rig count for the three months ending June 30, 2003 was 1,028, which was over 27 percent higher than the average weekly rig count during the three months ending June 30, 2002. The Company believes that the rig count has stabilized for the near term, but is susceptible to further fluctuation based on the strength and timing of the economic recovery, near term weather conditions in the United States, the supply of oil and natural gas in the United States, and the prospect of continued tensions in the oil-producing countries of the Middle East.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues for the three months ended June 30, 2003 increased $21,043,000 or 42.2 percent to $70,864,000 compared to $49,821,000 for the three months ended June 30, 2002. The Technical Services segment revenues of $58,073,000 increased 49.7 percent from last year's second quarter revenues of $38,796,000. The Support Services segment revenues for the quarter ended June 30, 2003, of $10,670,000 increased 27.6 percent from last year's second quarter revenues of $8,359,000. Technical Services revenues increased relatively more than Support Services revenues because of greater pricing improvements in Technical Services than in Support Services, although equipment utilization in both segments improved compared to the three months ended June 30, 2002. Revenues increased due to higher activity levels in most of our service lines, but also due to slightly increased pricing in several of our service lines. Although pricing has improved in several of our service lines, pricing in our largest service lines remains low as compared to historical measures during periods of favorable industry conditions. Our revenue increases were consistent with a domestic drilling rig count of 1,028, which was more than 27 percent higher during the three months ending June 30, 2003 than in the prior year period. The U.S. land rig count grew by 31.5 percent, from 695 last year to 914 this year. Also, the average natural gas price was $5.59 this quarter, 70 percent higher than the second quarter of last year. Foreign revenues were the same for the three months ended June 30, 2003 and June 30, 2002.

The domestic revenue increase during the quarter was driven by increased equipment utilization in response to higher customer demand and, to a lesser extent, by better pricing in many of our service lines. Operation Iraqi Freedom, which began in the first quarter of 2003 and ended during the second quarter of 2003, has not directly impacted the Company's financial results. We continue to monitor the effect that ongoing conflict in petroleum-producing countries, and any responses to the conflict by OPEC, will have on our business.

Cost of services rendered and goods sold for the three months ended June 30, 2003 was $42,390,000 compared to $34,898,000 for the three months ended June 30, 2002, an increase of $7,492,000 or 21.5 percent. This increase was due to the increased customer activity levels. Cost of services rendered and goods sold, as a percent of revenues, decreased from 70.0 percent in the second quarter of 2002 to 59.8 percent in the second quarter of 2003 as a result of improved leverage due to overall higher utilization of personnel and operating equipment.

Selling, general and administrative expenses for the three months ended June 30, 2003 were $13,208,000 compared to $10,705,000 for the three months ended June 30, 2002, an increase of $2,503,000 or 23.4 percent. These expenses increased primarily due to higher incentive compensation expenses consistent with improved operating results and increased pension plan expense relating to our pension plan obligation. Selling, general and administrative expenses as a percent of revenues decreased from 21.5 percent in the second quarter of 2002 to 18.6 percent in the second quarter of 2003 due primarily to a large amount of fixed costs leveraged over a higher revenue base.

Depreciation and amortization was $8,401,000 for the three months ended June 30, 2003, an increase of $595,000 or 7.6 percent compared to $7,806,000 for the quarter ended June 30, 2002. This increase in depreciation and amortization resulted from various capital expenditures within Support Services and Technical Services, and from the effect of the acquisition completed at the beginning of the period. The percentage increase in depreciation and amortization was lower than in the same period of 2002 due to the Company's decision to reduce its level of capital expenditures in response to the domestic industry downturn which began during the fourth quarter of 2001.

Operating profit (loss) for the three months ended June 30, 2003 was a profit of $6,865,000, an increase of $10,453,000 compared to a loss of $3,588,000 for the three months ended June 30, 2002. This improvement is the result of increased revenues because of higher customer activity levels, partially offset by the increases in costs of services rendered and goods sold, selling, general and administrative expenses, and depreciation and amortization.

Other income, net for the three months ending June 30, 2003 was $801,000, an increase of $335,000 or 71.9 percent compared to income of $466,000 for the three months ended June 30, 2002. For the three months ended June 30, 2003, other income included a gain of $410,000 related to proceeds from an insurance claim for wrecked operating equipment. For the three months ending June 30, 2002, this included gains related to the sale of operating equipment.

Interest expense, net was $77,000 for the three months ended June 30, 2003 compared to $29,000 for the quarter ended June 30, 2002. The increase in interest expense, net resulted primarily from interest expense on the promissory note issued in connection with an acquisition made during the period. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original maturities of three months or less. Interest income did not vary in the current period compared to the prior year.

Income tax provision (benefit) was a provision of $2,884,000 during the three months ending June 30, 2003, compared to a benefit of $1,198,000 in 2002. This increase was due to the increase in operating profit during the period as the effective tax rate was the same for the three months ended June 30, 2003 and 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenues for the six months ended June 30, 2003 increased $30,977,000 or 30.8 percent to $131,564,000 compared to $100,587,000 for the six months ended June 30, 2002. The Technical Services segment revenues of $105,891,000 increased 34.5 percent from last year's revenues of $78,732,000. The Support Services segment revenues for the six months ended June 30, 2003 of $20,368,000 increased 20.8 percent from the revenues of $16,860,000 during the six months ended June 30, 2002. Revenues increased due to higher domestic customer activity levels consistent with the more than 18 percent higher domestic drilling rig count during the six months ending June 30, 2003 than during the prior year period. These domestic increases were partially offset by a decline in foreign revenues during the period as compared to the prior year.

Domestic revenues for the six months ending June 30, 2003 increased $34,042,000 or 35.8 percent to $129,067,000 from $95,025,000 in the prior year period. The domestic revenue increase during the quarter was driven by increased equipment utilization in response to higher customer demand and, to a lesser extent, by improved pricing and new equipment purchased during previous periods. Although pricing for many of our services improved during the period, in general, it remains at historically low levels due to intense competition. Operation Iraqi Freedom, which occurred during the period, did not impact the Company's financial results during the six months ended June 30, 2003. We continue to monitor the effect that ongoing conflict in petroleum-producing countries, and any responses to the conflict by OPEC, will have on our business. Foreign revenues during the period declined by $3,065,000 or 55.1 percent, from $5,562,000 during the six months ending June 30, 2002 to $2,497,000 in the current period. The most significant decline in foreign revenues occurred in Algeria because the Company had a contract in that country which expired during the second quarter of 2002 and was not renewed.

Cost of services rendered and goods sold for the six months ended June 30, 2003 was $82,316,000 compared to $68,845,000 for the six months ended June 30, 2002, an increase of $13,471,000 or 19.6 percent. Cost of services rendered and goods sold, as a percent of revenues, decreased from 68.4 percent during the six months ending June 30, 2002 to 62.6 percent during the six months ended June 30, 2003. The increase in cost of services rendered and goods sold during the period was a result of higher customer activity levels due to improved industry conditions. The decrease, as a percent of revenues, was primarily the result of improved operating leverage due to overall higher utilization of personnel and operating equipment.

Selling, general and administrative expenses for the six months ended June 30, 2003 were $25,161,000 compared to $23,030,000 for the six months ended June 30, 2002, an increase of $2,131,000 or 9.3 percent. These expenses increased primarily due to incentive compensation expenses associated with improved operating results. Selling, general and administrative expenses as a percent of revenues decreased from 22.9 percent in the second quarter of 2002 to 19.1 percent in the second quarter of 2003, because many of these costs are fixed and do not vary directly in proportion to the change in revenues.

Depreciation and amortization was $16,397,000 for the six months ended June 30, 2003, an increase of $867,000 or 5.6 percent compared to $15,530,000 for the six months ended June 30, 2002 because of various capital expenditures within Support Services and Technical Services. The percentage increase in depreciation and amortization was significantly lower than in many prior periods due to the Company's decision to reduce its level of capital expenditures in response to the domestic industry downturn which began during the fourth quarter of 2001.

Operating profit (loss) for the six months ended June 30, 2003 was a profit of $7,690,000, an increase of $14,508,000 compared to a loss of $6,818,000 for the six months ended June 30, 2002. This improvement is the result of increased revenues because of higher customer activity levels, partially offset by the increases in costs of services rendered and goods sold and selling, general and administrative expenses.

Other expense (income), net for the six months ending June 30, 2003 was income of $483,000 compared to income of $1,830,000 for the six months ended June 30, 2002. For the six months ended June 30, 2003, this amount included income from a gain from the settlement of an insurance claim of $410,000 and proceeds from a settlement of a dispute with a vendor of $200,000 partially offset by the recognition of a loss sustained on damaged operating equipment of $289,000. For the six months ended June 30, 2002, other income included primarily gains relating to the sale of operating equipment, proceeds from the settlement of a lawsuit, and a gain from the sale of a discontinued business unit.

Interest expense, net was $92,000 for the six months ended June 30, 2003 compared to $45,000 for the six months ended June 30, 2002. The increase in interest expense, net resulted from decreases in available cash balances, which yielded lower interest income, and from interest expense on the promissory note issued in connection with the acquisition made during the second quarter. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original maturities of six months or less.

Income tax provision (benefit) was a provision of $3,071,000 during the six months ending June 30, 2003, compared to a benefit of $1,913,000 in 2002. This increase in the income tax provision was due to the increase in income before income taxes. The effective tax rate was the same for the six months ended June 30, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.

Cash provided by operating activities for the six months ended June 30, 2003, was $20,666,000 compared to $9,805,000 for the six months ended June 30, 2002, a $10,861,000 or 110.8 percent increase. Cash provided by operating activities increased primarily due to improved operating results coupled with lower working capital requirements. Working capital changes during the period included an increase in accounts payable consistent with higher business activity levels, receipt of an income tax refund, and an increase in accounts receivable due to higher revenues.

Cash used in investing activities for the six months ended June 30, 2003 was $20,092,000, or an increase of $9,486,000, compared to $10,606,000 for the six months ended June 30, 2002, primarily as a result of increased capital expenditures and the purchase of assets of Bronco Oilfield Services, Inc.

Cash used in financing activities for the six months ended June 30, 2003 was $1,925,000, or a decrease of $645,000, compared to $2,570,000 used for financing activities for the six months ended June 30, 2002, primarily as a result of lower debt service requirements and lower stock repurchases. The Company did not purchase any of its common stock on the open market during the six months ended June 30, 2003. Under a plan authorized by its Board of Directors, the Company has purchased its common stock on the open market during prior periods, and can purchase up to 346,600 additional shares.

The prices for oil and natural gas remain historically strong, but until recently, have failed to lead to an increase in drilling activity. Prices have also been volatile in the last several quarters, due to uncertainties over the conflict in the Middle East and fluctuating natural gas storage levels. Although the weekly domestic rig count has recently increased, the Company still believes that the operating environment for our services is uncertain in the near term. As a result of this uncertainty, RPC is monitoring customer exploration and production activity levels very closely, and is only making capital expenditure to support known customer requirements or to maintain our existing fleet of operating equipment. The Company currently expects that capital expenditures during 2003 will be approximately $30 million, but the actual amount will be highly dependent upon our financial results for the remainder of 2003.

We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, which includes access to a $25 million credit facility with a financial institution, of which $14 million is available, and cash expected to be generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months. The portion of credit facility that is not currently available supports letters of credits relating to insurance requirements or contract bids. We believe our liquidity will allow us to grow our asset base and revenues as business conditions and customer activity levels improve.

SEASONALITY

Oil prices affect demand throughout the oil and natural gas industry, including the demand for the Company's products and services. The Company's business depends in large part on the conditions of the oil and gas industry, and specifically on the capital expenditures of its customers related to the exploration and production of oil and natural gas. When these expenditures fluctuate, customers' demand for the Company's services fluctuates as well. These fluctuations depend on the current and projected prices of oil and natural gas and resulting drilling activity, and are not seasonal to any material degree.


INFLATION

RPC purchases its equipment and materials from suppliers who provide competitive prices and the Company believes that the labor markets from which it hires employees are not experiencing upward wage pressures. If inflation in the general economy increases, however, the Company's costs for equipment, materials and labor could increase as well. The Company operates in highly competitive areas of the oilfield services industry. The products and services of each of the Company's principal industry segments are sold in highly competitive markets, and its revenues and earnings may be affected by the following factors: changes in competitive prices, fluctuations in the level of activity and major markets, general economic conditions, and governmental regulation.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are "forward-looking statements" under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for growth, and the impact of SFAS No. 143, 146, 149 and 150, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.

The words "may," "will," "expect," "believe," "anticipate," "project," "estimate," and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the following: the volatility of oil and natural gas prices, continued downturn in the economy leading to decreased oil and gas exploration, inability to identify or complete acquisitions, adverse weather conditions, inability to attract and retain skilled employees, personal injury or property damage claims, and the changes in the supply and demand for oil and gas.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003, there were no material amounts of marketable securities held by RPC. There have been no material changes to RPC's exposure to market risk since December 31, 2002.

As of June 30, 2003, RPC had accounts receivable of $52.4 million (net of an allowance for doubtful accounts of $2.4 million). RPC is subject to a concentration of credit risk because a majority of the accounts receivable are due from companies operating in the oil and gas industry. Although the Company believes that it has strong credit evaluation and monitoring control procedures, its customers are subjected to the risks of the highly cyclical and capital intensive oil and gas industry. In the case of customers that are oil companies owned by foreign governments, the economic and political environment of the related country and region play a part in the collectibility of the receivables.


ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to RPC, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

RPC is involved in litigation from time to time in the ordinary course of its business. RPC does not believe that the outcomes of such litigation will have a material adverse effect on the financial position or results of operations of RPC.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 1, 2003, RPC issued 179,195 unregistered shares of RPC common stock for a total consideration of $2.0 million in connection with the acquisition of the assets of Bronco Oilfield Services, Inc. The shares were issued to Bronco Oilfield Services, Inc. pursuant to an exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 22, 2003. At the meeting, stockholders elected two Class II directors to the Board of Directors for the terms expiring in 2006. Results of the voting were as follows:

   Names of Nominees                                     For                  Withheld
   ------------------------------------------------------------------------------------
   Richard A. Hubbell                                27,318,618                47,727
   Linda H. Graham                                   27,310,018                56,327


ITEM 5.  OTHER INFORMATION

None

                                                      PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

     Exhibit Number           Description
--------------------------    ---------------------------------------------------------------------------------------------
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

          99.1                Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

          99.2                Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

          99.3                Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K.

          99.4                Certification of Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

b) Reports on Form 8-K

                      Date of
Date filed            earliest event     Description of event
--------------------- ------------------ -------------------------------------------------------------------------------

April 8, 2003         April 3, 2003      Press release announcing the acquisition of Bronco Oilfield Services, Inc.

April 23, 2003        April 23, 2003     Press release announcing 2003 First Quarter results

April 23, 2003        April 23, 2003     Press release announcing First Quarter Cash Dividend

April 28, 2003        April 28, 2003     Press release announcing Richard A. Hubbell was named as Chief Executive
                                         Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 RPC, INC.


                                 /s/ Richard A. Hubbell
                                 --------------------------------------------
Date:  July 25, 2003             Richard A. Hubbell
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


                                 /s/ Ben M. Palmer
                                 --------------------------------------------
Date:  July 25, 2003             Ben M. Palmer
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)