Form 10-Q
period 2003-09-30
RPC INC
filed 2003-10-31
CIK 742278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2003


|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

      Registrant's telephone number, including area code -- (404) 321-2140

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X    No
                                                ---     ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---    ---

As of September 30, 2003, RPC, Inc. had 28,728,574 shares of common stock outstanding.

                           RPC, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                                                     Page No.
Part I. Financial Information
           Item 1.             Financial Statements (Unaudited)
                               Consolidated balance sheets -
                               September 30, 2003 and December 31, 2002                                                  3

                               Consolidated statements of operations -
                               Three and Nine months ended September 30, 2003 and 2002                                   4

                               Consolidated statements of cash flows -
                               Nine months ended September 30, 2003 and 2002                                             5

                               Notes to consolidated financial statements                                               6-11

           Item 2.             Management's Discussion and Analysis of Financial Condition and Results of
                               Operations                                                                                12

           Item 3.             Quantitative and Qualitative Disclosures about Market Risk                                19

           Item 4.             Controls and Procedures                                                                   19

Part II.  Other Information

           Item 1.             Legal Proceedings                                                                         21

           Item 2.             Changes in Securities and Use of Proceeds                                                 21

           Item 3.             Defaults upon Senior Securities                                                           21

           Item 4.             Submission of Matters to a Vote of Security Holders                                       21

           Item 5.             Other Information                                                                         21

           Item 6.             Exhibits and Reports on Form 8-K                                                          22

Signatures                                                                                                               23


                           RPC, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                 (In thousands)
                                   (Unaudited)

                                                           September 30,                December 31,
                                                                2003                        2002
--------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                              $             20,972        $             11,533
Accounts receivable, net                                             48,587                      40,168
Inventories                                                           9,538                       9,206
Deferred income taxes                                                 8,313                       5,873
Taxes receivable                                                      2,993                       8,817
Prepaid expenses and other current assets                             1,777                       3,478
--------------------------------------------------------------------------------------------------------
Total current assets                                                 92,180                      79,075
Equipment and property, net                                         108,008                     105,338
Intangibles, net                                                     12,663                       9,609
Other assets                                                          1,775                       1,932
--------------------------------------------------------------------------------------------------------
Total assets                                           $            214,626        $            195,954
========================================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                       $             15,606        $             12,280
Accrued payroll and related expenses                                  7,898                       7,641
Accrued insurance expenses                                            3,008                       4,115
Accrued state, local and other taxes                                  1,500                       1,659
Short-term debt                                                       1,110                         552
Other accrued expenses                                                  511                       1,497
--------------------------------------------------------------------------------------------------------
Total current liabilities                                            29,633                      27,744
Long-term accrued insurance expenses                                  6,414                       3,583
Long-term debt                                                        4,800                       2,410
Long-term pension liability                                           8,388                       6,931
Deferred income taxes                                                13,475                      10,205
--------------------------------------------------------------------------------------------------------
Total liabilities                                                    62,710                      50,873
--------------------------------------------------------------------------------------------------------
Common stock                                                          2,873                       2,861
Capital in excess of par value                                       27,810                      26,431
Earnings retained                                                   126,237                     120,805
Deferred compensation                                                (1,137)                     (1,186)
Accumulated other comprehensive loss                                 (3,867)                     (3,830)
--------------------------------------------------------------------------------------------------------
Total stockholders' equity                                          151,916                     145,081
--------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $            214,626        $            195,954
========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.



                           RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (In thousands except per share data)
                                   (Unaudited)


                                Three months            Nine months
                              ended September 30,    ended September 30,
                            ---------------------  ---------------------
                              2003         2002       2003        2002
                            ---------  ----------  ---------  ---------
Revenues                    $  69,244    $ 53,370  $ 200,808  $ 153,957
Cost of services
 rendered and goods sold       43,482      36,391    125,798    105,236
Selling, general and
 administrative expenses       13,438      11,083     38,599     34,113
Depreciation
 and amortization               8,387       7,954     24,784     23,484
-------------------------------------------------------------------------
Operating profit (loss)         3,937      (2,058)    11,627     (8,876)
Interest expense, net             (45)        (17)      (137)       (62)
Other income, net                 264         398        747      2,228
-------------------------------------------------------------------------
Income (loss)
 before income taxes            4,156      (1,677)    12,237     (6,710)
Income tax
 provision (benefit)            1,579        (637)     4,650     (2,550)
-------------------------------------------------------------------------
Net income (loss)           $   2,577    $ (1,040)  $  7,587   $ (4,160)
=========================================================================


Dividends per share         $   0.025    $  0.025   $  0.075    $ 0.075
                            =========    ========  =========    =======

Earnings (loss) per share
      Basic                 $    0.09    $  (0.04)   $  0.27    $ (0.15)
      Diluted                    0.09       (0.04)      0.26      (0.15)


Average shares outstanding
      Basic                    28,446      28,259     28,380     28,263
                            =========    ========  =========    =======
      Diluted                  28,877      28,259     28,794     28,263
                            =========    ========  =========    =======

          The accompanying notes are an integral part of these consolidated financial statements.


                           RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
                                 (In thousands)
                                   (Unaudited)
                                                                                        Nine months
                                                                                     ended September 30,
                                                                                 --------------------------
                                                                                   2003              2002
                                                                                 -------           --------
OPERATING ACTIVITIES
   Net income (loss)                                                             $ 7,587           $ (4,160)
   Noncash charges (credits) to earnings:
      Depreciation and amortization                                               24,857             23,558
      Loss (gain) on sale of equipment and property                                  297             (1,275)
      Deferred income tax provision                                                  853              4,146
   (Increase) decrease in assets, excluding effect of business acquired:
      Accounts receivable                                                         (8,419)             8,357
      Taxes receivable                                                             5,824             (5,986)
      Inventories                                                                     64               (178)
      Prepaid expenses and other current assets                                    1,625                872
      Other non-current assets                                                       173                 (9)
   Increase (decrease) in liabilities:
      Accounts payable                                                             3,326               (700)
      Accrued payroll and related expenses                                         1,714             (4,908)
      Accrued insurance expenses                                                   1,724             (2,006)
      Accrued state, local and other expenses                                       (159)              (662)
      Other accrued expenses                                                        (986)             1,124
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         38,480             18,173
-----------------------------------------------------------------------------------------------------------


INVESTING ACTIVITIES
Capital expenditures                                                             (20,711)           (16,264)
Purchase of businesses                                                            (6,211)            (1,886)
Proceeds from sale of equipment and property                                       1,328              2,156
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (25,594)           (15,994)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payment of dividends                                                              (2,155)            (2,152)
Reduction of debt                                                                   (552)            (1,313)
Cash paid for common stock purchased and retired                                    (836)              (680)
Proceeds from exercise of stock options                                               96                187
-----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                             (3,447)            (3,958)
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                               9,439             (1,779)
Cash and cash equivalents at beginning of period                                  11,533             10,735
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $ 20,972           $  8,956
===========================================================================================================

         The accompanying notes are an integral part of these consolidated financial statements.


1.   GENERAL

     The accompanying unaudited condensed consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries ("RPC" or the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002. Certain prior year balances have been reclassified to conform to the current year presentation.

2.   EARNINGS (LOSS) PER SHARE

     Basic and diluted earnings (loss) per share are computed by dividing net income or loss by the respective weighted average number of shares outstanding during the respective periods. A reconciliation of the weighted average shares outstanding is as follows:

                                                              Three months ended            Nine months ended
     (In thousands)                                               September 30,                September 30,
                                                             2003             2002         2003           2002
                                                            ------           ------       ------         ------
     Basic                                                  28,446           28,259       28,380         28,263
     Dilutive effect of stock options
      and restricted shares                                    431                -          414              -
                                                            ------           ------       ------         ------
     Diluted                                                28,877           28,259       28,794         28,263
                                                            ======           ======       ======         ======

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the three and nine months ended September 30, 2002, the stock equivalents that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for these periods.


3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. The Interpretation requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has not entered into any agreements subject to FIN 46 since January 31, 2003 and believes the adoption of the Interpretation will not have a material impact on the financial position, results of operations or liquidity of the Company.


4.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

                                                              Three months ended            Nine months ended
     (In thousands)                                               September 30,                September 30,
                                                             2003             2002         2003           2002
                                                            ------           ------       ------         ------
     Net income (loss) as reported                       $   2,577          $ (1,040)    $  7,587      $ (4,160)

     Change in unrealized gain on
      marketable securities, net
      of taxes of ($7) and ($22)                              (12)                 -          (37)            -
                                                         --------           --------     ---------     ---------
     Comprehensive income (loss)                         $  2,565           $ (1,040)    $  7,550      $ (4,160)
                                                         ========           ========     =========     =========

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   STOCK-BASED COMPENSATION

     RPC accounts for its stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." If RPC had accounted for the stock incentive plans in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation", RPC's reported net income (loss) per share would have been as follows:


                                                   Three months ended             Nine months ended
                                                     September 30,                  September 30,
       -----------------------------------------------------------------------------------------------
                                                     2003         2002             2003          2002
                                                     ----         ----             ----          ----
       (in thousands)

       Net income (loss) - as reported           $   2,577    $  (1,040)        $  7,587   $    (4,160)
       Add: Stock-based employee
            compensation cost, included
            in reported net income (loss),
            net of related tax effect                   38           66              113           182

       Deduct: Stock-based employee
               compensation cost, computed
               using the fair value method
               for all awards, net of
               related tax effect                     (240)        (217)            (719)         (635)
       -----------------------------------------------------------------------------------------------
       Pro forma net income (loss)               $   2,375    $  (1,191)        $  6,981    $   (4,613)
       ===============================================================================================

       Pro forma earnings (loss) per share
         Basic                                   $    0.08    $   (0.04)       $    0.25    $    (0.16)
         Diluted                                      0.08        (0.04)            0.24         (0.16)


6.   BUSINESS SEGMENT INFORMATION

     RPC has two reportable segments: Technical Services and Support Services. Technical Services includes RPC's oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer's well. These services are generally directed toward improving the flow of oil and natural gas from producing formations or to address well control issues. The Technical Services business segment consists primarily of snubbing, coiled tubing, pressure pumping, nitrogen, well control, downhole tools, wire line, fluid pumping, surface production equipment and casing installation services. The principal markets for this business segment include the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and selected international locations. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies. Support Services includes RPC's oilfield service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services, work platform vessels, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, Gulf of Mexico and mid-continent regions. Customers include domestic operations of major multi-national and independent oil and gas producers.

     Certain information with respect to RPC's business segments is set forth in the following table:

                                                     Three Months Ended Sept 30,                    Nine Months Ended Sept 30,
                                             -----------------------------------------------------------------------------------
                                                        2003                 2002                   2003                   2002
                                             -----------------------------------------------------------------------------------
                                                                                      (in thousands)
Revenues:
   Technical services                     $           53,603  $            41,542 $              159,494  $             120,274
   Support services                                   13,125                9,339                 33,493                 26,199
   Other                                               2,516                2,489                  7,821                  7,484
-----------------------------------------    ----------------    -----------------   --------------------    -------------------
Total revenues                            $           69,244  $            53,370 $              200,808  $             153,957
-----------------------------------------    ----------------    -----------------   --------------------    -------------------
Operating profit (loss):
   Technical services                     $            3,969  $              (365)$               15,154  $                (860)
   Support services                                    2,376                 (116)                 3,073                 (3,253)
   Other                                                (419)                (445)                (1,200)                (1,324)
   Corporate expenses                                 (1,989)              (1,132)                (5,400)                (3,439)
-----------------------------------------    ----------------    -----------------   --------------------    -------------------
Total operating profit (loss)             $            3,937  $            (2,058)$               11,627  $              (8,876)
-----------------------------------------    ----------------    -----------------   --------------------    -------------------
Other income, net                                        264                  398                    747                  2,228
Interest expense, net                                    (45)                 (17)                  (137)                   (62)
-----------------------------------------    ----------------    -----------------   --------------------    -------------------
Income (loss) before income taxes         $            4,156  $            (1,677)$               12,237  $              (6,710)
-----------------------------------------    ----------------    -----------------   --------------------    -------------------

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7.       INVENTORIES

     Inventories consist of the following:
                                                      September 30,               December 31,
                                                           2003                      2002
      ---------------------------------------- ----------------------------------------------
      (in thousands)
      Raw materials and supplies                   $        7,948           $         6,920
      Work in process                                         190                       428
      Finished goods                                        1,400                     1,858
      ---------------------------------------- ----------------------------------------------
      Total inventories                            $        9,538           $         9,206
      ======================================== ==============================================


8.   ACQUISITION

     On April 1, 2003, RPC purchased all of the assets of Bronco Oilfield Services, Inc. ("Bronco"), a privately-held company, specializing in surface pressure control services and equipment. The results of Bronco's acquisition have been included in the consolidated financial statements since that date.

     The aggregate purchase price was $11,033,000, including $5,533,000 of cash, $3,500,000 in seller financed debt and common stock valued at $2,000,000. The common stock issued for the acquisition was valued at the average of RPC's closing price for the 10 day period ending five days before the close of the transaction. Interest on the seller financed debt accrues at 6%, with principal repaid over five years in equal annual installments. The payments of principal and interest are due April 1 of each year from 2004 through 2008. Additionally, Bronco's former owners, who have remained as employees, are eligible for an earnout to be paid in cash and stock, based upon future earnings in accordance with the agreement on an annual basis. The earnouts are recorded as goodwill when the amounts are determinable. The consolidated statements of cash flows for the nine months ended September 30, 2003, exclude the $3,500,000 of promissory notes payable in connection with the acquisition and the $2,000,000 common stock issuance.

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

OVERVIEW
--------

RPC provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and selected international locations.


CRITICAL ACCOUNTING POLICIES
----------------------------

The discussion on Critical Accounting Polices is incorporated herein by reference from the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. There have been no significant changes in the critical accounting policies since year end.


GENERAL
-------

The Company's operations are influenced by U.S. domestic oil and natural gas well drilling and production activity. Factors within the drilling and production industry that impact the Company's business include the geographic location of wells, the conditions under which they are drilled, and the production enhancement services which they require. The Technical Services segment provides completion, production, and maintenance services to a customer's well. The demand for these services is more influenced by production activities than drilling activities; however, production activity typically increases at the same time drilling activity increases. The Support Services segment primarily provides equipment for customer operations, and the demand for these services tends to depend more on drilling activities than production activities. Drilling activity is influenced by the price of oil and natural gas. We believe that our activity levels are affected more by natural gas prices than oil prices, due to the nature of our services and our current geographic concentration in the domestic U.S. market. The prices of oil and natural gas are influenced by a wide variety of factors and can be very volatile. This volatility can cause a great deal of fluctuation in the Company's revenues, profitability, and cash flow.

Although the Company has historically generated revenues internationally, the majority of revenues generated during the three and nine months ended September 30, 2003 were from the U.S. domestic oilfields. Domestic drilling activity, as measured by the weekly active rig count, reached its most recent cyclical peak in July 2001 with 1,293 active rigs in operation. Activity began to decline in the third and fourth quarter of 2001 due to decreased demand and high natural gas storage levels. This depressed rig count continued in early 2002 and reached a weekly low of 738 during the third quarter of 2002.

                           RPC, INC. AND SUBSIDIARIES


The average weekly rig count for the three months ended September 30, 2003 was 1,088, which was 28 percent higher than the average weekly rig count during the three months ended September 30, 2002. The Company believes that the rig count has stabilized for the near term, but is susceptible to further fluctuation based on the strength and timing of the economic recovery, near term weather conditions in the United States, the supply of oil and natural gas in the United States, and the prospect of continued tensions in the oil-producing countries of the Middle East.


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues for the three months ended September 30, 2003 increased $15,874,000 or
29.7 percent to $69,244,000 compared to $53,370,000 for the three months ended September 30, 2002. The Technical Services segment revenues of $53,603,000 increased 29.0 percent from last year's third quarter revenues of $41,542,000. The Support Services segment revenues for the quarter ended September 30, 2003 of $13,125,000 increased 40.5 percent from last year's third quarter revenues of $9,339,000. Revenues increased compared to prior year due to higher overall activity and pricing levels in most of our service lines.

Domestic revenues increased during the quarter due to higher customer drilling activity. The average domestic rig count during the third quarter was 1,088,
27.6 percent higher than the same period in 2002. The average U.S. land rig count, a subset of the domestic rig count, grew by 34 percent during the quarter, from 721 last year to 965 this year. We continue to experience weakness in the Gulf of Mexico market, where activity levels have not increased to the extent that they have in the U.S. land-based markets. Our revenues grew at a slightly higher rate than the overall rig count, principally because of the effect of our Bronco Oilfield Services acquisition, which was closed in the second quarter of 2003. Also, the average natural gas price was $4.82 this quarter, 49.7 percent higher than the third quarter of last year, which had a positive impact on our results. We believe that our activity levels are affected more by natural gas prices than by the price of oil. Also, revenues were slightly lower this quarter compared to the second quarter of 2003 due to lower activity levels in many of our service lines. Foreign revenues were comparable for the three months ended September 30, 2003 and 2002.

Cost of services rendered and goods sold for the three months ended September 30, 2003 was $43,482,000 compared to $36,391,000 for the three months ended September 30, 2002, an increase of $7,091,000 or 19.5 percent. This increase was due to higher activity levels, which results in increased direct employment costs and increases in certain operational expenses, and due to increased third-quarter 2003 self-insured casualty claim costs. Cost of services rendered and goods sold, as a percent of revenues, decreased from 68.2 percent in the third quarter of 2002 to 62.8 percent in the third quarter of 2003 as a result of improved leverage due to overall higher utilization of personnel and operating equipment.

                           RPC, INC. AND SUBSIDIARIES


Selling, general and administrative expenses for the three months ended September 30, 2003 were $13,438,000 compared to $11,083,000 for the three months ended September 30, 2002, an increase of $2,355,000 or 21.2 percent. These expenses increased primarily due to higher incentive compensation expenses consistent with improved operating results. Also contributing to the increase in compensation expenses was higher pension plan expense caused by adverse conditions in the equity markets, along with the low interest rate environment, which had an unfavorable impact on the funded status of the Company's qualified pension plan. Selling, general and administrative expenses as a percent of revenues decreased from 20.8 percent in the third quarter of 2002 to 19.4 percent in the third quarter of 2003 due primarily to a large amount of fixed costs leveraged over a higher revenue base.

Depreciation and amortization was $8,387,000 for the three months ended September 30, 2003, an increase of $433,000 or 5.4 percent compared to $7,954,000 for the quarter ended September 30, 2002. This increase in depreciation and amortization resulted from various capital expenditures within Support Services and Technical Services, and from the effect of the acquisition completed during the second quarter of 2003. The percentage increase in depreciation and amortization was lower than in the same period of 2002 due to the Company's decision to reduce its level of capital expenditures in response to the domestic industry downturn which began during the fourth quarter of 2001 and continued throughout 2002.

Operating profit (loss) for the three months ended September 30, 2003 was a profit of $3,937,000, an increase of $5,995,000 compared to a loss of $2,058,000 for the three months ended September 30, 2002. This improvement is the result of increased revenues because of higher customer activity levels, partially offset by the increases in costs of services rendered and goods sold, selling, general and administrative expenses, and depreciation and amortization, as discussed above.

Other income, net for the three months ended September 30, 2003 was $264,000, a decrease of $134,000 or 33.7 percent compared to income of $398,000 for the three months ended September 30, 2002. For the three months ended September 30, 2003 and 2002, other income primarily reflects net gains related to the sale of operating equipment.

Interest expense, net was $45,000 for the three months ended September 30, 2003 compared to $17,000 for the quarter ended September 30, 2002. The increase in interest expense, net resulted primarily from interest expense on the promissory note issued in connection with an acquisition made during the second quarter. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original maturities of three months or less. Interest income did not vary in the current period compared to the prior year.

                           RPC, INC. AND SUBSIDIARIES


Income tax provision (benefit) was a provision of $1,579,000 during the three months ended September 30, 2003, compared to a benefit of $637,000 in 2002. This increase was due to the increase in operating profit during the period, as the effective tax rate was the same for the three months ended September 30, 2003 and 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues for the nine months ended September 30, 2003 increased $46,851,000 or
30.4 percent to $200,808,000 compared to $153,957,000 for the nine months ended September 30, 2002. The Technical Services segment revenues of $159,494,000 increased 32.6 percent from last year's revenues of $120,274,000. The Support Services segment revenues for the nine months ended September 30, 2003 of $33,493,000 increased 27.8 percent from the revenues of $26,199,000 during the nine months ended September 30, 2002. Revenues increased due to higher domestic customer activity levels consistent with the more than 22 percent higher domestic drilling rig count of 1,003 during the nine months ended September 30, 2003 in comparison to the prior year period. These domestic revenue increases were partially offset by a decline in foreign revenues during the period as compared to the prior year. Foreign revenues during the period declined by $5,366,000 or 56.4 percent, from $9,521,000 during the nine months ended September 30, 2002 to $4,155,000 in the current period. The most significant decline in foreign revenues occurred in Algeria because the Company had a contract in that country which expired during the third quarter of 2002 and was not renewed.

Domestic revenues for the nine months ended September 30, 2003 increased $52,217,000 or 36.2 percent to $196,653,000 from $144,436,000 in the prior year period. The domestic revenue increase during the quarter was driven by increased equipment utilization in response to higher customer demand and, to a lesser extent, by improved pricing and new equipment purchased during previous periods. Although pricing for many of our service lines improved during the period, competition remains very intense. Operation Iraqi Freedom, which occurred during the period, did not impact the Company's financial results during the nine months ended September 30, 2003. We continue to monitor the effect that ongoing conflict in petroleum-producing countries, and any responses to the conflict by OPEC, will have on our business.

Cost of services rendered and goods sold for the nine months ended September 30, 2003 was $125,798,000 compared to $105,236,000 for the nine months ended September 30, 2002, an increase of $20,562,000 or 19.5 percent. Cost of services rendered and goods sold, as a percent of revenues, decreased from 68.4 percent during the nine months ended September 30, 2002 to 62.6 percent during the nine months ended September 30, 2003. The increase in cost of services rendered and goods sold during the period was a result of higher customer activity levels and revenues due to improved industry conditions. The decrease, as a percent of revenues, was primarily the result of improved operating leverage due to overall higher utilization of personnel and operating equipment, and improving pricing.

                           RPC, INC. AND SUBSIDIARIES

Selling, general and administrative expenses for the nine months ended September 30, 2003 were $38,599,000 compared to $34,113,000 for the nine months ended September 30, 2002, an increase of $4,486,000 or 13.2 percent. These expenses increased primarily due to higher incentive compensation expenses associated with improved operating results. Selling, general and administrative expenses as a percent of revenues decreased from 22.2 percent in the third quarter of 2002 to 19.2 percent in the third quarter of 2003, because many of these costs are fixed and do not vary directly in proportion to the change in revenues.

Depreciation and amortization was $24,784,000 for the nine months ended September 30, 2003 compared to $23,484,000 for the nine months ended September 30, 2002, an increase of $1,300,000 or 5.5 percent because of various capital expenditures within Support Services and Technical Services. The percentage increase in depreciation and amortization was significantly lower than in many prior periods due to the Company's decision to reduce its level of capital expenditures in response to the domestic industry downturn which began during the fourth quarter of 2001 and continued throughout 2002.

Operating profit (loss) for the nine months ended September 30, 2003 was a profit of $11,627,000, an increase of $20,503,000 compared to a loss of $8,876,000 for the nine months ended September 30, 2002. This improvement is the result of increased revenues because of higher customer activity levels, partially offset by the increases in costs of services rendered and goods sold and selling, general and administrative expenses, as discussed above.

Other expense (income), net for the nine months ended September 30, 2003 was income of $747,000 compared to income of $2,228,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, this amount included income from a gain from the settlement of an insurance claim of $410,000, proceeds from a settlement of a dispute with a vendor of $200,000, and gains related to the sale of operating equipment, partially offset by the recognition of a loss sustained on damaged operating equipment of $289,000. For the nine months ended September 30, 2002, other income included primarily gains relating to the sale of operating equipment, proceeds from the settlement of a lawsuit, and a gain from the sale of a discontinued business unit.

Interest expense, net was $137,000 for the nine months ended September 30, 2003 compared to $62,000 for the nine months ended September 30, 2002. The increase in interest expense, net resulted from decreases in available cash balances, which yielded lower interest income, and from interest expense on the promissory note issued in connection with the Bronco acquisition made during the second quarter of 2003. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original maturities of six months or less.

                           RPC, INC. AND SUBSIDIARIES

Income tax provision (benefit) was a provision of $4,650,000 during the nine months ended September 30, 2003, compared to a benefit of $2,550,000 in 2002. This increase in the income tax provision was due to the increase in income before income taxes. The effective tax rate was the same for the nine months ended September 30, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.

Cash provided by operating activities for the nine months ended September 30, 2003, was $38,480,000 compared to $18,173,000 for the nine months ended September 30, 2002, a $20,307,000 or 111.7 percent increase. Cash provided by operating activities increased primarily due to improved operating results coupled with a tax refund in the current period resulting from prior year net operating losses. These increases were partially offset by higher working capital requirements during the current period including an increase in accounts payable and other liabilities consistent with higher business activity levels partially offset by an increase in accounts receivable due to higher revenues.

Cash used in investing activities for the nine months ended September 30, 2003 was $25,594,000, or an increase of $9,600,000, compared to $15,994,000 for the nine months ended September 30, 2002, primarily as a result of increased capital expenditures and the acquisition completed during the second quarter of 2003.

Cash used in financing activities for the nine months ended September 30, 2003 was $3,447,000, or a decrease of $511,000, compared to $3,958,000 used for financing activities for the nine months ended September 30, 2002, primarily as a result of lower debt service requirements partially offset by higher stock repurchases. The Company purchased 82,800 shares of its common stock on the open market during the nine months ended September 30, 2003. Under a plan authorized by its Board of Directors, the Company has purchased its common stock on the open market during prior periods, and can purchase up to 263,800 additional shares.

The prices for oil and natural gas remain historically strong, but until recently, have failed to lead to an increase in drilling activity. Prices have also been volatile in the last several quarters, due to uncertainties over the conflict in the Middle East and fluctuating natural gas storage levels. Although the weekly domestic rig count has recently increased, the Company still believes that the operating environment for our services is uncertain in the near term. As a result of this uncertainty, RPC is monitoring customer exploration and production activity levels very closely, and is only making capital expenditures to support known customer requirements or to maintain our existing fleet of operating equipment. The Company currently expects that capital expenditures during 2003 will be approximately $43 million, but the actual amount will be highly dependent upon our financial results for the remainder of 2003.

                           RPC, INC. AND SUBSIDIARIES


We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, which includes access to a $25 million credit facility with a financial institution, of which $10 million is available, and cash expected to be generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months. The portion of the credit facility that is not currently available supports letters of credits relating to self-insurance programs or contract bids. We believe our liquidity will allow us to grow our asset base and revenues as business conditions and customer activity levels increase.

SEASONALITY
-----------

Oil and natural gas prices affect demand throughout the oil and natural gas industry, including the demand for the Company's products and services. The Company's business depends in large part on the conditions of the oil and gas industry, and specifically on the capital expenditures of its customers related to the exploration and production of oil and natural gas. When these expenditures fluctuate, customers' demand for the Company's services fluctuates as well. These fluctuations depend on the current and projected prices of oil and natural gas and resulting drilling activity, and are not seasonal to any material degree.

INFLATION
---------

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

FORWARD-LOOKING STATEMENTS
--------------------------

Certain statements made in this report that are not historical facts are "forward-looking statements" under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for growth, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.

                           RPC, INC. AND SUBSIDIARIES

The words "may," "will," "expect," "believe," "anticipate," "project," "estimate," and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the following: the volatility of oil and natural gas prices, downturn in the economy leading to decreased oil and gas exploration, inability to identify or complete acquisitions, adverse weather conditions, inability to attract and retain skilled employees, personal injury or property damage claims, and the changes in the supply and demand for oil and gas.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2003, there were no material amounts of marketable securities held by RPC. There have been no material changes to RPC's exposure to market risk since December 31, 2002.

As of September 30, 2003, RPC had accounts receivable of $48.6 million (net of an allowance for doubtful accounts of $2.4 million). RPC is subject to a concentration of credit risk because a majority of the accounts receivable are due from companies operating in the oil and gas industry. Although the Company believes that it has strong credit evaluation and monitoring control procedures, its customers are subjected to the risks of the highly cyclical and capital intensive oil and gas industry. In the case of customers that are oil companies owned by foreign governments, the economic and political environment of the related country and region play a part in the collectibility of the receivables, as well.


ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange

                           RPC, INC. AND SUBSIDIARIES

Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to RPC, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal control over financial reporting during the quarter that could significantly affect these controls. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

None


                           RPC, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

     Exhibit Number           Description
-------------------------- -- ---------------------------------------------------------------------------------------------
           3.1                RPC's restated Certificate of Incorporation is incorporated herein by reference to Exhibit
                              3.1 to the 1999 Form 10-K.
           3.2                By-laws of RPC (incorporated herein by reference to Exhibit (3)(b) to the Annual Report on
                              Form 10-K for the fiscal year ended December 31, 1993).
            4                 Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form
                              10-K for the fiscal year ended December 31, 1998).
          31.1                Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.
          31.2                Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

          32.1                Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K.
          32.2                Certification of Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.


b)       Reports on Form 8-K

                        Date of
Date filed              earliest event        Description of event
----------------------- --------------------- --------------------------------------------------------------------------
July 23, 2003           July 23, 2003         Item 5 and Item 7: Press release announcing 2003 Second Quarter results

July 23, 2003           July 23, 2003         Item 5 and Item 7: Press release announcing Second Quarter Cash Dividend

October 10, 2003        October 10, 2003      Item 5 and Item 7: Press  release  announcing  the  repurchase  of 82,800 shares of RPC, Inc. Common Stock during the third quarter of 2003.


                           RPC, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     RPC, INC.


                                    /s/ Richard A. Hubbell
                                    -----------------------------------------
Date:  October 31, 2003             Richard A. Hubbell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Ben M. Palmer
                                    -----------------------------------------
Date:  October 31, 2003             Ben M. Palmer
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)