Form 10-K
period 2003-12-31
RPC INC
filed 2004-03-09
CIK 742278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): [X] Yes [ ] No

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2003 was $104,778,630 based on the closing price on the New York Stock Exchange on June 30, 2003 the last business day of the registrant's most recently completed second fiscal quarter of $11.00 per share.

RPC, Inc. had 28,633,524 shares of Common Stock outstanding as of February 27, 2004.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       Documents Incorporated by Reference

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as "we," "us," "RPC" or "the Company."

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

ITEM 1.  BUSINESS

ORGANIZATION
RPC is a Delaware corporation originally organized in 1984 as a holding company for several oilfield services companies and is headquartered in Atlanta, Georgia. Effective February 28, 2001, RPC completed the spin-off of its powerboat manufacturing business through a distribution of shares of Marine Products Corporation ("Marine Products") (MPX:AMEX).

OVERVIEW
RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and in selected international markets. The services and equipment provided include, among other things, (1) pressure pumping services,
(2) snubbing services, (3) coiled tubing services, (4) nitrogen services, (5) the rental of drill pipe and other specialized oilfield equipment, (6) firefighting and well control, and (7) marine services. RPC acts as a holding company for its operating business units, Cudd Pressure Control, Patterson Services, Bronco Oilfield Services (acquired in April 2003), Thru-Tubing Solutions, Well Control School, International Hammer and others.

BUSINESS SEGMENTS
RPC's service lines have been aggregated into two reportable oil and gas services business segments - Technical Services and Support Services - because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels. The Other business segment aggregates information concerning RPC's business units that do not qualify for separate segment reporting, including an overhead crane fabricator and an interactive training software developer.

Technical Services include RPC's oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer's well. The demand for these services is generally influenced by customers' decisions to invest capital toward initiating production in an oil or natural gas well, improving production flows in an existing formation, or to address well control issues. This business segment consists primarily of pressure pumping, snubbing, coiled tubing, nitrogen, well control, down-hole tools, wire line, fluid pumping and casing installation services. The principal markets for this business segment include the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and international locations including primarily Africa, Latin America, Middle East, and Canada. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

Support Services include RPC's oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services, work platform marine vessels and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, Gulf of Mexico and mid-continent regions. Customers primarily include domestic operations of major multi-national and independent oil and gas producers.

TECHNICAL SERVICES
The following is a description of the primary service lines conducted within the Technical Services business segment:

PRESSURE PUMPING. Pressure pumping services, which accounted for approximately 29 percent of revenues during 2003, are provided to customers throughout the Gulf Coast and mid-continent regions of the United States and are generally utilized in production. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in the pressure pumping business include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

     Fracturing - Fracturing services are performed to stimulate production of oil and natural gas by increasing the permeability of a formation. The fracturing process consists of pumping a fluid gel into a cased well at sufficient pressure to fracture the formation at desired depths. Sand, bauxite or synthetic proppant, which is suspended in the gel, is pumped into the fracture. When the pressure is released at the surface, the fluid gel returns to the well, but the proppant remain in the fracture, thus keeping it open so that oil and natural gas can flow through the fracture into the well. In some cases, fracturing is performed in formations with a high amount of carbonate rock by an acid solution pumped under pressure without a proppant or with small amounts of proppant.

     Acidizing - Acidizing services are also performed to stimulate production of oil and natural gas, but they are used in wells that have undergone formation damage due to the buildup of various materials that block the formation. Acidizing entails pumping large volumes of specially formulated acids into reservoirs to dissolve barriers and enlarge crevices in the formation, thereby eliminating obstacles to the flow of oil and natural gas. Acidizing services can also enhance production in limestone formations.

SNUBBING. Snubbing, which accounted for approximately 11 percent of 2003 revenues, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and down-hole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace down-hole equipment in a pressurized environment. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing rig can perform many applications at a lower cost than other alternatives. Since snubbing is a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relatively few operators who have the experience and knowledge required to perform such services safely and efficiently.

COILED TUBING. Coiled tubing services, which accounted for approximately 11 percent of 2003 revenues, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations. Coiled tubing is a flexible steel pipe with a diameter of less than five inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig. Principal advantages of employing coiled tubing in a workover include: (i) not having to "shut-in" the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit.

NITROGEN. There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service line. In addition to fracturing, nitrogen serves as a complement to our snubbing and coiled tubing service lines. For non-oilfield industrial users, nitrogen can be used to purge pipelines and create a non-combustible environment. RPC stores and transports nitrogen and has a number of pumping unit configurations that inject nitrogen in its various applications. Some of these pumping units are set up for use on offshore platforms or inland waters. RPC purchases its nitrogen in liquid form from several suppliers and believes that these sources of supply are adequate.

WELL CONTROL. Cudd Pressure Control specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires domestically and internationally. In connection with these services, Cudd, along with Patterson Services, has the capacity to supply the equipment, expertise and personnel necessary to restore affected oil and gas wells to production. In the last seven years, the Company has responded to well control situations in several international locations including Argentina, Australia, Bolivia, Colombia, Egypt, India, Peru, Taiwan and Venezuela.

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

CASING AND LAYDOWN. Casing and laydown principally consists of installing casing and production tubing into a wellbore. Casing is run to protect the structural integrity of the wellbore and to seal various production zones in the well. These services are normally provided during the drilling phase of a well. Production tubing is then run inside the casing. Oil and natural gas are produced through the tubing. These services are provided during the completion or workover phases of a well.

TORQUE-TURN. Torque-Turn is used on casing and tubing in the deeper, higher pressure gas wells where connection integrity and leak resistance are most critical. By monitoring the makeup of connections with both torque and turns simultaneously, optimum bearing pressure is achieved between the connection. The level of bearing pressure directly affects the leak resistance of the connection. The use of the torque-turn system allows the maximum bearing pressure to be achieved without permanently deforming the tubular material.

FISHING. The Company started a fishing service line in late 2003. Fishing involves the use of specialized tools and procedures to retrieve lost equipment from a well. It is a service required by oil and gas operators who have lost equipment in a well. Well production typically ceases until the lost equipment can be retrieved. In some cases, the Company creates customized tools to perform a fishing operation. The customized tools are maintained by the Company after the particular fishing job for future use if a similar need arises.

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

WELL CONTROL SCHOOL. Well Control School provides industry and government accredited training for the oil and gas industry both in the United States and in several international locations. Well Control School provides this training in various formats including conventional classroom training, interactive computer training and mobile simulator training. Well Control School also develops customized training solutions for clients.

ENERGY PERSONNEL INTERNATIONAL. Energy Personnel International provides drilling and production engineers, project management specialists and workover specialists on a consulting basis to the oil and gas industry to meet customers' needs for staff engineering and wellsite management.

INDUSTRY
UNITED STATES. RPC provides its services to its domestic customers through a network of locations strategically positioned to serve the Gulf of Mexico, the mid-continent, the southwest and the Rocky Mountains production fields. Demand for RPC's services in the U.S. tends to be extremely volatile and fluctuates with current and projected price levels of oil and natural gas and activity levels in the oil and gas industry. Customer activity levels are influenced by their decisions about capital investment toward the development and production of oil and gas reserves.

Due to aging oilfields and lower-cost sources of oil internationally, drilling activity in the U.S. has declined more than 75 percent from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in 1999, with April 1999 recording the lowest U.S. drilling rig count in the industry's history.

At the end of 2002, there were 862 domestic working drilling rigs, down 33 percent from the third quarter 2001 peak. U.S. domestic drilling activity in 2003 declined in the beginning of the first quarter, but began a gradual recovery in the first quarter and rose during the year to a high at the end of the year of 1,126. This represents a 31 percent increase over the beginning of 2003, but was still 13 percent lower than the 2001 peak. The price of natural gas rose by 64 percent during 2003 and the price of oil rose by 19 percent during the period, but drilling activity was not as highly correlated with these increases in commodity prices as in past cycles.

Historically, gas drilling rigs have typically represented just over 50 percent of the total drilling rig count. However, gas-directed drilling rigs averaged approximately 85 percent of the total domestic drilling rig count during 2003. Demand for natural gas is continuing to rise, primarily as a result of increased emphasis on gas-fired power generation. Also, unlike oil, foreign imports do not compete with domestic production. This lack of foreign competition tends to keep prices high. Based on the current demand for natural gas as well as the high well depletion rates experienced over the past several years, it is anticipated that gas-directed drilling will represent at least 80 percent of the total drilling rig count in the foreseeable future. The demand for RPC's services is driven more by gas-directed drilling than oil-directed drilling, because our services are more applicable to deeper, higher pressure wells, which tend to be the wells that produce natural gas.

Thus, in North America the demand for our services and products associated with natural gas development is currently more robust than demand related to oil drilling. Drilling activity and demand for our services has started to increase and is expected to continue to increase as the domestic economy improves and current storage levels of natural gas decrease.

INTERNATIONAL. RPC has operated in several countries including the major international oil and natural gas producing areas of Algeria, Argentina, Bolivia, Canada, Cameroon, Colombia, Gabon, Indonesia, Mexico and Venezuela. During 2003, RPC performed well control work in Colombia and snubbing work in Cameroon, Canada and Gabon, and realized an immaterial amount of revenues through Well Control School in Venezuela and Argentina. We are evaluating new business opportunities in each of these markets and may resume our operations in one or all of these markets.

Beginning in the second quarter of 2002 and throughout 2003, the Company had less international revenues than it had in the previous five years. As part of a focus on developing other international opportunities, the Company is beginning work in Kuwait and Egypt during the first quarter of 2004.

RPC provides services to its international customers through wholly-owned foreign subsidiaries or branch locations. The international market is somewhat less volatile than the U.S. market although prone to political uncertainties, including the risk of civil unrest and conflicts. Due to the significant investment requirement and complexity of international projects, customers' drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent oil and gas producer in the U.S. Pursuing selective international opportunities for revenue growth continues to be a strong emphasis for RPC. Refer to Note 13 in the Notes to Consolidated Financial Statements for further information on international operations.

GROWTH STRATEGIES
RPC's primary objective is to generate excellent long-term returns on investment through the effective and conservative management of its invested capital, thus yielding strong cash flow and asset appreciation. This objective will be pursued through strategic investments and opportunities designed to enhance the long-term value of RPC while improving market share, product offerings and the profitability of existing businesses. Growth strategies are focused on selected areas and markets in which we believe there exist opportunities for higher growth, market penetration, or enhanced returns achieved through consolidations or through providing proprietary value-added products and services. RPC intends to focus on specific market segments in which it believes that it has a competitive advantage or there exists significant growth potential.

RPC seeks to expand its service capabilities through a combination of internal growth, acquisitions, joint ventures and strategic alliances. Because of the fragmented nature of the oil and gas services industry, RPC believes a number of attractive acquisition opportunities exist.

CUSTOMERS
Demand for RPC's services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. RPC's principal customers consist of major and independent oil and natural gas producing companies. During 2003, RPC provided oilfield services to several hundred customers, none of which accounted for more than 10 percent of consolidated revenues. While the loss of certain of RPC's largest customers could have a material adverse effect on Company revenues and operating results in the near term, management believes RPC would be able to obtain other customers for its services in the event of a loss of any of its largest customers. Sales are generated by RPC's sales force and through referrals from existing customers. With the exception of certain international customers, there are no long-term written contracts for services or equipment. Due to the short lead time between ordering services or equipment and providing services or delivering equipment, there is no significant sales backlog.

COMPETITION
RPC operates in highly competitive areas of the oilfield services industry. The products and services of each of RPC's principal industry segments are sold in highly competitive markets, and its revenues and earnings are affected by changes in prices for our services, fluctuations in the level of activity in major markets, general economic conditions and governmental regulation. RPC competes with many large and small oilfield industry competitors, including the largest integrated oilfield services companies. RPC believes that the principal competitive factors in the market areas that it serves are product and service quality and availability, reputation for safety and technical proficiency and price.

The oil and gas services business includes a small number of dominant global competitors including Halliburton Energy Services, a division of Halliburton Company, and Schlumberger Ltd., and a significant number of locally oriented businesses, many of which tend to be viable acquisition targets.

FACILITIES/EQUIPMENT
RPC's equipment consists primarily of oil and gas services equipment used either in servicing customer wells or provided on a rental basis for customer use. Substantially all of this equipment is Company owned and unencumbered. RPC both owns and leases regional and district facilities from which its oilfield services are provided to land-based and offshore customers. RPC's principal executive offices in Atlanta, Georgia are leased. The Company has two administrative buildings, one in Houston, Texas that includes the Company's operations, sales and marketing headquarters, and one in Houma, Louisiana that houses certain administrative functions. RPC believes that its facilities are adequate for its current operations. RPC also owns and operates four offshore liftboats. For additional information with respect to RPC's lease commitments, see Note 10 of the Notes to Consolidated Financial Statements.

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

In addition, our customers are affected by laws and regulations relating to the exploration for and production of natural resources such as oil and natural gas. These regulations are subject to change, and new regulations may curtail or eliminate our customers' activities in certain areas where we currently operate. We cannot determine the extent to which new legislation may impact our customers' activity levels, and ultimately, the demand for our services.

INTELLECTUAL PROPERTY
RPC uses several patented items in its operations, which management believes are important but are not indispensable to RPC's operations. Although RPC anticipates seeking patent protection when possible, it relies to a greater extent on the technical expertise and know-how of its personnel to maintain its competitive position.

AVAILABILITY OF FILINGS
RPC makes available, free of charge, on its website, WWW.RPC.NET, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the same day as they are filed with the Securities and Exchange Commission and has done so since November 15, 2002.

RISK FACTORS

DEMAND FOR OUR PRODUCTS AND SERVICES IS AFFECTED BY THE VOLATILITY OF OIL
PRICES.
Oil prices affect demand throughout the oil and natural gas industry, including the demand for our products and services. Our business depends in large part on the conditions of the oil and gas industry, and specifically on the capital investments of our customers related to the exploration and production of oil and natural gas. When these capital investments decline, our customers' demand for our services declines.

Although the production sector of the oil and gas industry is less immediately affected by changing prices, and, as a result, less volatile than the exploration sector, producers react to declining oil and gas prices by curtailing capital spending, which would adversely affect our business. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services and our financial condition and results of operations.

THE RELATIONSHIP BETWEEN THE PRICES OF OIL AND NATURAL GAS AND OUR CUSTOMERS' DRILLING AND PRODUCTION ACTIVITIES MAY NOT BE HIGHLY CORRELATED IN THE FUTURE. Historically, a rise in the prices of oil and natural gas has led to an immediate increase in our customers' drilling and production activities as measured by the domestic rig count. During 2003, the price of natural gas rose by 64 percent and the price of oil rose by 19 percent. Although drilling activity rose as well, it was not as highly correlated with the prices of oil and natural gas as in past industry cycles. If this correlation continues to be weak in the future, then it is possible that increases in the prices of oil and natural gas will not lead to an increase in our customers' activities, and our future operating results could be negatively impacted.

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

OUR CONCENTRATION OF CUSTOMERS IN ONE INDUSTRY MAY IMPACT OVERALL EXPOSURE TO CREDIT RISK.
Substantially all of our customers are engaged in the energy industry. This concentration of customers in one industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables.

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

OUR INTERNATIONAL OPERATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR
BUSINESS.
Our operations in various countries including, but not limited to, Africa, Canada and Latin America are subject to risk. These risks include, but are not limited to, political changes, expropriation, currency restrictions and changes in currency exchange rates, taxes, and boycotts and other civil disturbances. Although it is impossible to predict the likelihood of such occurrences or their effect on our operations, our management believes that these risks are acceptable. However, the occurrence of any one of these events could have a material adverse effect on our operations.

OUR COMMON STOCK PRICE HAS BEEN VOLATILE.
Historically, the market price of common stock of companies engaged in the oil and gas services industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past.

OUR MANAGEMENT HAS A SUBSTANTIAL OWNERSHIP INTEREST, AND PUBLIC SHAREHOLDERS MAY HAVE NO EFFECTIVE VOICE IN THE MANAGEMENT OF THE COMPANY.
The Company has elected the "Controlled Corporation" exemption under Rule 303A of the New York Stock Exchange ("NYSE") Company Guide. The Company is a "Controlled Corporation" because a group that includes the Company's Chairman of the Board, R. Randall Rollins and his brother, Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company's voting power. As a "Controlled Corporation", the Company need not comply with certain NYSE rules including those requiring a majority of independent directors.

RPC's executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 65 percent of RPC's outstanding common stock. As a result, these stockholders effectively control the operations of RPC, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over the Company at a premium. In addition, the availability of RPC's common stock to the investing public may be limited to those shares not held by the executive officers, directors and their affiliates, which could negatively impact RPC's stock trading prices and affect the ability of minority stockholders to sell their shares. Future sales by executive officers, directors and their affiliates of all or a portion of their shares could also negatively affect the trading price of our common stock.


ITEM 2.  PROPERTIES

RPC owns or leases 61 offices and operating facilities. In addition, RPC leases 6,165 square feet of office space in Atlanta, Georgia that serves as its headquarters. The lease agreement on the headquarters is effective through May 2007. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities used in our operations are as follows:

OWNED LOCATIONS
Houma, Louisiana - Oil and gas administrative office
Houston, Texas - Pipe storage terminal, inspection shed, and pipe coating facility
Houston, Texas - Operations, sales and administrative office
Irving, Texas - Crane fabrication plant
Morgan City, Louisiana - Pipe cleaning facility

LEASED LOCATIONS
Seminole, Oklahoma - Pumping services facility
Kilgore, Texas - Pumping services facility


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

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

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

                                                              Date First Elected
                                                              ------------------
            Name and Office with Registrant         Age        to Present Office
            -------------------------------         ---        -----------------
                 R. Randall Rollins (1)              72             1/24/84
                 Chairman of the Board

                 Richard A. Hubbell (2)
                     President and
                Chief Executive Officer              59             4/22/03

                  Linda H. Graham (3)
                   Vice President and
                       Secretary                     67             1/27/87

                   Ben M. Palmer (4)
                     Vice President
         Chief Financial Officer and Treasurer       43              7/8/96


(1) R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. At the time of the spin-off of RPC from Rollins, in 1984, Mr. Rollins was elected Chairman of the Board and Chief Executive Officer of RPC. He remains Chairman of RPC, Inc. and stepped down as the Chief Executive Officer of RPC effective April 21, 2003. He has served as Chairman of the Board for Marine Products Corporation (boat manufacturing) since it was spun off in February 2001 and Chairman of the Board of Rollins, Inc. since October 1991. He is also on the boards of SunTrust Banks, Inc., SunTrust Banks of Georgia, Dover Downs Gaming and Entertainment, Inc., and Dover Motorsports, Inc.

(2) Richard A. Hubbell has been the President of RPC, Inc. since 1987 and CEO since April 2003. He has also been the President and Chief Executive Officer of Marine Products Corporation since it was spun off in February 2001. Mr. Hubbell serves on the Board of Directors for both of these companies.

(3) Linda H. Graham has been Vice President and Secretary of RPC, Inc. since 1987 and the Vice President and Secretary of Marine Products Corporation since it was spun off in February 2001. Ms. Graham serves on the Board of Directors for both of these companies.

(4) Ben M. Palmer has been Vice President, Chief Financial Officer and Treasurer of RPC, Inc. since 1996 and has served the same roles at Marine Products Corporation since it was spun off in February 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

RPC's common stock is listed for trading on the New York Stock Exchange under the symbol RES. At the close of business on February 27, 2004, there were approximately 2,123 holders of record of the Company's common stock. The following table sets forth the high and low prices of RPC's common stock for each quarter in the years ended December 31, 2003 and 2002 and the quarterly dividends paid in those periods:

                                           2003                                   2002
                             ----------------------------------    ---------------------------------
Quarter                        High       Low      Dividends         High       Low     Dividends
----------------------------------------------------------------------------------------------------
First                        $ 12.34   $  9.00     $ 0.025         $ 17.80   $ 12.77    $ 0.025
Second                         11.70      9.34       0.025           16.70      8.50      0.025
Third                          12.25      9.37       0.025           14.30      9.70      0.025
Fourth                         11.17      9.59       0.025           12.75      8.80      0.025
----------------------------------------------------------------------------------------------------

The Company has paid cash dividends since the third quarter of 1997. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA
The following summary financial data of RPC highlights selected historical financial and other data and should be read in conjunction with the consolidated financial statements included elsewhere in this document.


STATEMENT OF OPERATIONS DATA:

Years Ended December 31,                                  2003           2002            2001           2000           1999
----------------------------------------------------------------------------------------------------------------------------
                                                        (in thousands, except employee and per share amounts)

Revenues                                         $     270,527  $     209,030  $      284,521  $     201,958  $     119,908
Cost of services rendered and goods sold               168,766        143,362         168,152        124,989         83,762
Selling, general and administrative expenses            52,268         44,852          52,873         37,076         24,722
Depreciation and amortization                           33,094         31,242          25,434         17,805         15,837
----------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                 16,399        (10,426)         38,062         22,088         (4,413)
Interest expense (income)                                  153             74              65         (1,443)        (1,485)
Other income, net                                        1,324          2,346           3,126          2,446          1,358
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
     before income taxes                                17,570         (8,154)         41,123         25,977         (1,570)
Income tax provision (benefit)                           6,677         (2,894)         15,627          9,850           (603)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                10,893         (5,260)         25,496         16,127           (967)
Income from discontinued operation,
     net of income taxes                                     -              -           1,486         13,961          9,118
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $      10,893  $      (5,260) $       26,982  $      30,088  $       8,151
----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share - basic:
Income (loss) from continuing operations                  0.38          (0.19)           0.91           0.58          (0.03)
Income from discontinued operation                           -              -            0.05           0.50           0.32
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $        0.38  $       (0.19) $         0.96  $        1.08  $        0.29
----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share - diluted:
Income (loss) from continuing operations                  0.38          (0.19)           0.89           0.57          (0.03)
Income from discontinued operation                           -              -            0.05           0.49           0.32
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $        0.38  $       (0.19) $         0.94  $        1.06  $        0.29
----------------------------------------------------------------------------------------------------------------------------
Dividends paid per share                         $        0.10  $        0.10  $         0.11  $        0.14  $        0.14
----------------------------------------------------------------------------------------------------------------------------


OTHER DATA:

Operating margin percent                                  6.1%         (5.0%)           13.4%          10.9%         (3.7%)
Net cash provided by continuing operations       $      50,631  $      27,556  $       55,938  $      11,272  $      16,419
Net cash used for investing activities                (34,670)       (21,831)        (46,357)       (19,890)       (16,352)
Net cash used for financing activities                 (5,192)        (4,927)         (4,283)        (4,392)        (9,388)
Depreciation and amortization(a)                        33,182         31,342          25,536         17,995         15,962
Capital expenditures                             $      30,356  $      22,481  $       45,850  $      35,526  $      20,319
Employees at end of period(b)                            1,529          1,419           1,533          1,487          1,066


BALANCE SHEET DATA AT END OF YEAR:

Accounts receivable, net                         $      53,719  $      40,168  $       46,928  $      55,485  $      33,454
Working capital                                         63,226         52,646          42,513         47,794         25,851
Property, plant and equipment, net                     109,163        105,338         115,046         85,032         68,758
Total assets(c)                                        226,750        195,954         202,402        277,915        235,715
Long-term debt                                           4,800          2,410           2,937            848          1,547
Total stockholders' equity(c)                    $     151,106  $     145,081  $      156,436  $     169,319  $     142,808

(a) Depreciation and amortization was derived from the statements of cash flows. This amount differs from depreciation and amortization presented in the statements of operations due to depreciation related to the manufacturing of goods which is included in cost of services rendered and goods sold.
(b)  Represents employees of continuing operations for all periods presented.
(c) Includes assets and stockholders' equity associated with the discontinued operation prior to 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

RPC provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and selected international locations. RPC's business is affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers' drilling and production activities. The Company's revenues are earned by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells. RPC's management is presently focused on opportunities to increase its revenues and earnings through expansion in the Middle East and selected domestic markets, as well as assessing current operations and focusing on means to reduce costs. The Company's management also continues to monitor factors that impact the level of current and expected customer activities, such as the price of oil and natural gas, among other factors.

The following discussion should be read in conjunction with "Selected Financial Data," and the "Consolidated Financial Statements" included elsewhere in this document. See also "FORWARD-LOOKING STATEMENTS" on page 2.

OUTLOOK

Drilling activity in the U.S. domestic oilfield, as measured by the rotary rig count, is stronger than it has been during the past 12 months, but the outlook continues to be uncertain. The overall domestic rig count during the first two months of 2004 is approximately 28 percent higher than in the comparable period in 2003, and all of the increase is attributed to an increase in the rig count related to drilling for natural gas. This is a favorable trend for the Company's revenues and earnings because our services tend to be better suited for deep, high pressure wells, which tend to be the types of wells that produce natural gas. However, drilling activity in the Gulf of Mexico remains weak, which is an unfavorable trend because of the Company's presence in this geographic market. In addition, the prices of oil and natural gas are slightly lower in the first two months of 2004 than in the comparable period in 2003. If this trend continues, the result may be lower activity levels among our customers, which would have a negative impact on our near-term results. The Company's response to these known uncertainties has been to maintain a high cash balance and make selective capital expenditures in areas where we believe there is a higher likelihood of strong customer activity, such as the Rocky Mountains and in selected markets in the Middle East.

In addition to these known uncertainties impacting the near-term outlook for our business, our results could also be impacted by the strength of the recovery in the U.S. economy, renewed tensions in the Middle East and other oil-producing nations, and the weather in the United States during 2004.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require significant judgment by management in selecting the appropriate assumptions for calculating accounting estimates. These judgments are based on our historical experience, terms of existing contracts, trends in the industry, and information available from other outside sources, as appropriate. The Company believes that, of its significant accounting policies, the following involve a higher degree of judgment and complexity:

Allowance for doubtful accounts - Accounts receivable are reduced by an allowance for amounts that may not be collected in the future. Substantially all of the Company's receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies. We have established credit evaluation procedures that seek to minimize the amount of business we conduct with higher risk customers. Our customers' ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. The estimated allowance for doubtful accounts is based on management's evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical experience, and in the case of foreign customers, our judgments about the economic and political environment of the related country and region. Historically, we have had favorable collections experience with most of our customers.

Income taxes - The determination of our income tax provision is complex due to operations in several tax jurisdictions outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis. If this were to occur, our tax expense could be materially different than the amounts reported. Furthermore, in determining the requirement for any valuation allowance related to deferred tax assets, we estimate taxable income into the future and determine the magnitude of deferred tax assets that are more likely than not to be realized.

Accrued insurance liabilities - The Company has exposure to various contingent liabilities and future claims. The Company self insures, up to specified limits, certain risks related to general liability, workers' compensation, vehicle and equipment liability, and employee health insurance plan costs. The cost of claims under these self-insurance programs is estimated and accrued as the claims are incurred, although actual settlement of the claims may not be made until future periods. These claims are monitored and the cost estimates are revised as developments occur relating to such claims. To estimate the ultimate cost of the claims, the Company applies loss development factors to its outstanding claims and uses its experience and, where appropriate, the advice of outside counsel or other experts. The non-current portion of these estimated outstanding claims is classified as long-term accrued insurance expenses. Upon the ultimate resolution of these uncertainties, our future financial results will be impacted by the difference between our estimates and the actual amounts paid to settle the liabilities.

Depreciable life of assets - The selection of the useful lives of many of the assets requires the judgment of our personnel to estimate the length of their useful lives. To the extent that the estimate differs from the actual life of the assets, our future financial results could be impacted by any changes to the depreciable lives. We believe the current estimates of the useful lives are reasonable.

Pension liabilities - Pension costs are actuarially determined and affected by assumptions including the discount rate, the estimated future return on plan assets and other factors. The Company evaluates assumptions used on a periodic basis and makes adjustments to these liabilities as necessary. The Company utilizes the Moody's Aa long-term corporate bond yield as a basis for determining the discount rate with a yield adjustment made for the longer duration of the Company's obligations. The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on its historical experience and future expectation on investment returns and asset allocation. The Company chooses a rate of return on plan assets that it believes is an appropriate long-term average return. The expected return on plan assets takes into account estimated future investment returns for various asset classes held in the plans' portfolio. To the extent changes are required in the assumptions discussed above, the Company's recorded liabilities may have to be adjusted and may result in a material impact to the results of operations.

RESULTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                                   2003              2002              2001
-------------------------------------------------------------------------------------------------------------------------
Consolidated revenues [IN THOUSANDS]                                $        270,527  $        209,030  $        284,521
Revenues by business segment [IN THOUSANDS] :
  Technical                                                         $        216,321  $        163,593  $        214,361
  Support                                                                     43,909            35,784            57,932
  Other                                                                       10,297             9,653            12,228

Consolidated  operating profit (loss) [IN THOUSANDS]                $         16,399  $       (10,426)  $         38,062
Operating profit (loss)  by business segment [IN THOUSANDS] :
  Technical                                                         $         22,433  $        (1,162)  $         33,455
  Support                                                                      2,641           (3,154)            10,136
  Other                                                                      (1,355)           (1,603)           (1,096)
  Corporate expenses                                                $        (7,320)  $        (4,507)  $        (4,433)

Percentage cost of services rendered  & goods sold to revenues                   62%               69%               59%
Percentage selling, general & administrative expenses to
  revenues                                                                       19%               21%               19%
Percentage depreciation and amortization expense to revenues                     12%               15%                9%
Average U.S. domestic rig count                                                1,029               830             1,156
Average natural gas price (per thousand cubic feet (mcf))           $           5.41  $           3.29  $           3.92
Average oil price (per barrel)                                      $          31.23  $          26.16  $          26.00

-------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

REVENUES. For the year ended December 31, 2003, consolidated revenues increased 29 percent compared to last year as a result of higher utilization of equipment and personnel, increased pricing in most of our service lines and the impact of the Bronco Oilfield Services acquisition completed at the beginning of the second quarter. During 2003, the average domestic rig count increased 24 percent compared to 2002. The average price of natural gas increased 64 percent during 2003 compared to 2002, while the average price of oil increased 19 percent during the same period. This increase in oil and gas prices had a positive impact on our financial results especially the greater increase in gas prices, because we believe that our activity levels are affected more by natural gas prices than by the price of oil. Although the prices of oil and natural gas in 2003 were significantly higher than in 2002, the higher prices and the increase in drilling activity did not correlate as closely as in past cycles. If this continues, then it is possible that rising oil and gas prices in the future may not necessarily indicate an increase in our activity levels, as they have historically.

Technical Services revenues increased 32 percent for the year ended December 31, 2003 compared to the prior year as a result of higher utilization of equipment and personnel, increased pricing in most service lines and the impact of the Bronco Oilfield Services acquisition completed at the beginning of the second quarter. Support Services revenues increased 23 percent for the year ended December 31, 2003 compared to the prior year, as a result of higher utilization of equipment slightly offset by a decrease in pricing. Part of this revenue increase was due to increased utilization of the Company's marine liftboats, which were involved in a long term, non-oilfield related project during most of 2003. Support Services revenues experienced a relatively lower revenue increase than Technical Services due to this segment's presence in the Gulf of Mexico geographic market. Drilling activity in the Gulf of Mexico was much weaker than in other parts of the U.S. domestic market, and as measured by the rig count, declined during 2003 as compared to 2002.

COST OF SERVICES RENDERED AND GOODS SOLD. Cost of services rendered and goods sold was $168,766,000 in 2003 compared to $143,362,000 in 2002, an 18 percent increase. As a percentage of revenues, these costs decreased from 69 percent in 2002 to 62 percent in 2003 because of higher utilization of equipment and personnel. Cost of services rendered and goods sold for Technical Services was $134,476,000 in 2003 compared to $109,786,000 in 2002, a 22 percent increase.
This increase was due to higher customer activity levels in 2003 compared to 2002, because many of these costs vary directly with activity levels. In particular, materials and supplies expense within this segment increased in 2003 compared to 2002, because of increases in revenues in several service lines within the Technical Services segment which require a large amount of materials for their operations, including Pressure Pumping and Coiled Tubing. Cost of services rendered and goods sold in the Support Services segment was $24,543,000 in 2003 compared to $23,635,000 in 2002, a 4 percent increase. This increase was due to increases in insurance expense, particularly related to the marine liftboats, and higher overtime personnel expense. Cost of services rendered and goods sold in this segment increased less than in Technical Services due to the relatively fixed nature of some of the personnel and equipment expenses in many of the services within Support Services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $52,268,000 in 2003 compared to $44,852,000 in 2002. This increase of $7,416,000, or 17 percent, was due to higher personnel and incentive compensation expense consistent with increased activity levels and profitability, and increased pension expense relating to the Company's pension plan obligation. Selling, general and administrative expenses as a percent of revenues decreased from 21 percent in 2002 to 19 percent in 2003 due to improved operating leverage.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization were $33,094,000 in 2003, an increase of $1,852,000 or 6 percent compared to $31,242,000 in 2002. The increase in depreciation and amortization resulted from the cumulative effect of the higher levels of growth capital expenditures.

OPERATING PROFIT (LOSS). Operating profit was $16,399,000 in 2003, an increase of $26,825,000, compared to an operating loss of $10,426,000 in 2002. This significant increase in operating results was due mainly to an overall improvement in industry operating conditions, and the resulting increased revenues, as discussed above.

INTEREST EXPENSE (INCOME), NET. Interest expense increased 107% in 2003 compared to 2002. RPC's interest expense relates primarily to notes payable to the former owners of acquired businesses, and is offset by interest income from investment of its available cash. The Company's available cash is primarily invested in short-term marketable debt securities. The increase in interest expense, net of interest income, was due to new notes payable associated with an acquisition consummated in 2003, lower investment returns due to declining interest rates, and lower cash and marketable securities balances during 2003. See "Liquidity and Capital Resources" for additional explanations.

OTHER INCOME, NET. Other income, net was $1,324,000 in 2003, a decrease of $1,022,000, compared to other income, net of $2,346,000 in 2002. During 2003, other income includes a gain from the settlement of an insurance claim of $410,000, proceeds from a settlement of a dispute with a vendor of $200,000, and gains related to the sale of operating equipment, partially offset by the recognition of a loss sustained on damaged operating equipment of $289,000. During 2002, other income included primarily gains relating to the sale of operating equipment, proceeds from the settlement of a lawsuit, and a gain from the sale of a small business unit.

INCOME TAX PROVISION (BENEFIT). The effective income tax rate for 2003 was 38 percent while the rate for 2002 was 35.5 percent. The slight increase in the book effective tax rate is due to the effect of permanent differences between book and taxable income.

NET INCOME (LOSS). RPC's net income during 2003 was $10,893,000, an increase of $16,153,000, compared to a net loss of $5,260,000 in 2002. This increase is consistent with the increases in operating profit and other various factors as discussed above.

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

COST OF SERVICES RENDERED AND GOODS SOLD. Cost of services rendered and goods sold was $143,362,000 in 2002 compared to $168,152,000 in 2001, a 15 percent decrease. This decrease was due to lower customer activity levels and RPC's cost reduction efforts. Cost of services rendered and goods sold increased from 59 percent of revenues in 2001 to 69 percent in 2002. This percentage increase resulted from lower utilization of equipment and personnel during the period and because of the fixed nature of many of these expenses. The rate of decline in cost of services rendered and goods sold was lower than the corresponding rate of decline in revenues, because of weaker industry conditions, resulting in significantly lower pricing for our services. Beginning in the fourth quarter of 2001 and continuing throughout 2002, the Company made efforts to reduce its costs of providing services including reducing its employee headcount.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $44,852,000 in 2002 compared to $52,873,000 in 2001. This decrease of $8,021,000, or 15 percent, was primarily the result of decreased employment costs from expense reduction efforts prompted by reduced revenues and reduction in activity. Selling, general and administrative expenses as a percent of revenues increased from 19 percent in 2001 to 21 percent in 2002. The decrease also resulted from the elimination of several small non-oilfield business units which did not incur expenses during 2002. Selling, general and administrative expenses also declined as a result of the shut down of our operations in Algeria and Venezuela and the deployment of those resources to lower cost operating environments. However, the rate of decline in selling, general and administrative expenses was lower than the rate of decline in revenues, due to the fixed nature of many of these expenses.

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

OPERATING PROFIT (LOSS). Operating loss was $10,426,000 in 2002, a decrease of $48,488,000, compared to an operating profit of $38,062,000 in 2001. This significant decline resulted from an overall weakening in industry conditions, offset somewhat by RPC's cost reduction efforts, as discussed above.

INTEREST EXPENSE (INCOME), NET. Interest expense was $74,000 in 2002 compared to $65,000 in 2001. RPC's interest expense relates to notes payable to the former owners of acquired businesses, and is offset by interest income from investment of its available cash. RPC's available cash is invested in short-term marketable debt securities. The increase in interest expense, net of interest income, was due to notes associated with acquisitions consummated in 2001, lower investment returns due to declining interest rates, and lower cash and marketable securities balances during 2002. See "Liquidity and Capital Resources" for additional explanations.

OTHER INCOME, NET. Other income, net was $2,346,000 in 2002, a decrease of $780,000, compared to other income, net of $3,126,000 in 2001. During 2002, other income included primarily gains relating to the sale of operating equipment, proceeds from the settlement of a lawsuit, and a gain from the sale of a small business unit. During 2001, other income included primarily gains relating to the sale of operating equipment and settlements from various property claims.

INCOME TAX PROVISION (BENEFIT). The effective income tax rate for 2002 was 35.5 percent while the rate for 2001 was 38 percent. The slight decrease in the effective tax rate is due to the effect of permanant tax differences between book and taxable income.

INCOME (LOSS) FROM CONTINUING OPERATIONS (NET OF INCOME TAXES). RPC's loss from continuing operations was $5,260,000, a decrease of $30,756,000 compared to an income of $25,496,000 in 2001. This decline is consistent with the decreases in operating profit.

INCOME FROM DISCONTINUED OPERATION (NET OF INCOME TAXES). RPC realized no income or loss from the discontinued operation in 2002, compared to net income from discontinued operation of $1,486,000 in 2001. This decrease is due to the spin-off of RPC's powerboat manufacturing segment in February 2001, which was classified as a discontinued operation during 2001.

LIQUIDITY AND CAPITAL RESOURCES

     --------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                            2003              2002              2001
     --------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities          $          50,631  $        27,556   $        55,938
     Net cash (used for) investing activities                     (34,670)         (21,831)          (46,357)
     Net cash used for financing activities             $          (5,192) $        (4,927)  $        (4,283)
     --------------------------------------------------------------------------------------------------------

In February 2001, the Company spun off its powerboat manufacturing segment in a tax-free spin-off. Historically, the powerboat manufacturing segment generated more cash than it needed to fund its operations and the excess was transferred to RPC. Subsequent to the spin-off, any excess cash generated by the spun-off segment is no longer available to the Company.

The Company's decisions about the amount of cash to be used for investing and financing purposes are influenced by our capital position and the amount of cash expected to be provided by operations. The Company's available liquidity is used to fund expansion of our working capital as business activity levels increase, to fund growth and maintenance capital expenditures and to fund acquisitions of businesses. In addition, the Company uses its liquidity to pay dividends to its common stockholders and to repurchase common stock on the open market.

Our primary sources of liquidity have been cash provided from operations and debt financing provided by sellers of acquired businesses, supplemented where needed, by access to a $25 million credit facility, of which $11 million is currently available, with a financial institution encompassing letters of credit and a demand note. The credit facility is renewable annually with interest payable monthly on outstanding advances under the demand note generally at LIBOR plus 50 basis points. The portion of the credit facility that is not currently available supports letters of credits relating to self-insurance programs or contract bids. There were no outstanding borrowings under the credit facility at February 27, 2004. Generally we have not maintained balances under this bank note for extended periods of time. Unless we were to make a large, strategic business acquisition, we do not currently anticipate maintaining large outstanding debt balances in the future. Beginning in the fourth quarter of 2001 and throughout 2002, the Company reduced its capital expenditure levels in response to weaker industry conditions and uncertainty with regard to the timing of a recovery in customer activity levels. During 2003, the Company increased its capital expenditures for operating equipment in order to take advantage of improving industry conditions. In addition, the Company has been assessing current operations and focusing on reducing costs to enhance the Company's financial performance. Due to improving industry conditions and the corresponding ability to generate more cash from operating activities, the Company anticipates increasing its capital expenditures to approximately $40 million during 2004, however, based on industry conditions management will adjust the level of expenditures to the extent it deems advisable.

Cash provided by operating activities in 2003 increased $23,075,000, or 84 percent, compared to 2002. Cash provided by operating activities increased primarily due to improved operating results coupled with receipt of a tax refund in the third quarter of 2003 resulting from carryback of prior year net operating losses. These increases were partially offset by higher working capital requirements during the current year including an increase in accounts receivable due to higher revenues partially offset by an increase in accounts payable and other liabilities consistent with higher business activity levels.

Cash used in investing activities for 2003 increased $12,839,000, or 59 percent, compared to 2002, primarily as a result of increased capital expenditures with improved business conditions and the acquisition completed during the second quarter of 2003. In accordance with the respective purchase agreements of certain business acquisitions, earnout payments to sellers of acquired businesses may be paid on an annual basis and are recorded as goodwill when the earnout payment amounts are determinable. Earnout payments were made to sellers of acquired businesses totaling $1,885,000 in 2002 and $286,000 in 2001, and were recorded as an increase to the purchase price of the respective business. Estimated earnouts totaling $2,835,000 have been recorded as of December 31, 2003 as additional goodwill and will be paid in early 2004.

Cash used in financing activities for 2003 increased $265,000, or 5 percent, compared to 2002. The increase is primarily as a result of lower debt service requirements partially offset by higher repurchases in the open market of the Company's stock. The Company purchased 185,600 shares of its common stock on the open market during 2003. Under a plan authorized by its Board of Directors, the Company has purchased an aggregate of 1,839,000 shares of its common stock on the open market during the current and prior periods and can purchase up to 161,000 additional shares. At the January 27, 2004 Board of Directors' Meeting, the Board approved a 20 percent increase in the quarterly cash dividend, from $0.025 to $0.03 to common shareholders of record on February 10, 2004 payable March 10, 2004. At this meeting, the Board also approved an increase of 1.5 million shares to the previous stock repurchase program.

The prices for oil and natural gas remain historically strong, but until recently, have failed to lead to an increase in drilling activity. Prices have also been volatile in the last several quarters, due to uncertainties over the conflict in the Middle East and fluctuating natural gas storage levels. Although the weekly domestic rig count has increased, the Company still believes that the operating environment for our services is uncertain in the near term. As a result of this uncertainty, RPC is monitoring customer exploration and production activity levels very closely, and is only making capital expenditures to support known customer requirements or to maintain our existing fleet of operating equipment.

The Company's Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. In conjunction with the spin off of Chaparral in February 2001, the Company and Marine Products entered into an employee benefits agreement that provides for Marine Products to continue participating in the Plan. As of February 28, 2001, the plan became a multiple employer plan, with Marine Products as an adopting employer. In the first quarter of 2002, the Company's Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective March 31, 2002. However, the adverse conditions in the equity markets, along with the low interest rate environment, have had an unfavorable impact on the funded status of the Company's defined benefit pension plan. Additional contributions to the pension plan of approximately $4,800,000 will be required in 2004 to achieve the Company's funding objectives.

We believe the liquidity provided by our existing cash, cash equivalents and marketable securities, and cash expected to be generated from operations, will be sufficient to meet our liquidity requirements through at least December 31, 2004. We believe our liquidity and overall strong capital position will allow us to continue to grow and provide the opportunity to take advantage of business opportunities that may arise.

ACQUISITION

On April 1, 2003, RPC purchased all of the assets of Bronco Oilfield Services, Inc. ("Bronco"), a privately-held company, specializing in surface pressure control services and equipment. The aggregate purchase price was $11,033,000, including $5,533,000 of cash, $3,500,000 in seller financed debt and RPC common stock valued at $2,000,000. Interest on the seller financed debt accrues at 6 percent, with principal to be repaid over five years in equal annual installments. Additionally, Bronco's former owners, who have remained as employees, are eligible for an earnout to be paid in cash and stock, based upon future earnings in accordance with the agreement on an annual basis. The results of Bronco's acquisition have been included in the consolidated financial statements since the date of acquisition. Further information related to the acquisition has been included in the accompanying notes to the consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company's obligations and commitments that require future payments include notes payable in connection with acquisitions, a bank demand note, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company's contractual obligations as of December 31, 2003:

Contractual obligations                                   Payments due by period
------------------------------------------------------------------------------------------------
                                                       Less than     1-3       3-5     More than
[IN THOUSANDS]                               Total       1 year     years     years     5 years
------------------------------------------------------------------------------------------------
Long-term debt                             $  5,910     $ 1,110    $ 4,100    $ 700     $     -
Capital lease obligations                         -           -          -        -           -
Operating leases (1)                          3,614       1,579      1,961       74           -
Purchase obligations (2)                          -           -          -        -           -
Other long-term liabilities (3)               2,835       2,835          -        -           -
------------------------------------------------------------------------------------------------
Total contractual obligations              $ 12,359     $ 5,524    $ 6,061    $ 774     $     -
------------------------------------------------------------------------------------------------

     (1) Operating leases represent agreements for various office locations and equipment.
     (2) As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs. However, the Company does not have any obligations that are non-cancelable or subject to a penalty if canceled.
     (3) Long-term liabilities on the balance sheet primarily represent pension obligations, deferred taxes and earnout payments. Minimum pension funding contributions are not included as such amounts have not been determined. The Company expects to make a contribution to the multiple employer pension plan of approximately $4,800,000 in 2004 which it expects to fund with available cash or from cash generated from operating activities. Estimated earnout payments to be paid in 2004 are based on 2003 results of certain acquired businesses and total $2,835,000.

RELATED PARTY TRANSACTIONS

Effective February 28, 2001, the Company began providing certain administrative services to Marine Products. The service agreements are more fully described in
Note 2 to the consolidated financial statements. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $496,000 in 2003, $588,000 in 2002 and $868,000 in
2001. The Company's directors are also directors of Marine Products and certain officers are employees of both the Company and Marine Products.

The Company periodically purchases in the ordinary course of business products or services from vendors who are owned by significant officers or shareholders, or affiliated with the directors of RPC. Total amounts paid to these affiliated parties were approximately $1,058,000 in 2003 and $502,000 in 2002. In addition, the overhead crane fabrication division of RPC recorded revenues of $171,000 in 2003 and $332,000 in 2002 from Marine Products related to the sale, installation and service of overhead cranes.

RPC sponsors a multiple employer plan that includes Marine Products. Following the spin-off, RPC charged Marine Products for, and Marine Products has been obligated to pay, its allocable share of pension costs and the associated funding obligation related to the prior service liabilities of Chaparral employees. Effective December 2003, the related prior service liabilities totaling $3,314,000 and pension assets totaling $2,517,000 were transferred within the multiple employer plan from RPC to Marine Products.

NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation (FIN) No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. The Interpretation requires that a variable interest entity, as defined, be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has not entered into any agreements subject to FIN 46 since January 31, 2003 and does not have any agreements in place that were executed prior to January 31, 2003 that will be subject to the Interpretation's provisions when it becomes fully effective in the first quarter of 2004. As a result, the Company believes the adoption of the Interpretation will not have an impact on the financial position, results of operations or liquidity of the Company.

In December 2003, the FASB reissued Statement of Financial Accounting Standard ("SFAS") 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," that replaced the existing pronouncement. The revised SFAS does not change the measurement or recognition provisions; however, it requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other post retirement benefit plans. The disclosure rules apply to annual financial statements for fiscal years ending after December 15, 2003. In addition, there are additional disclosure requirements for the interim-period financial reports starting the first quarter of 2004. The Company has adopted the provisions of SFAS 132 and presented the additional disclosures in the notes to the consolidated financial statements. The adoption of SFAS 132 did not have a material effect on the financial position, results of operations or liquidity of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RPC maintains an investment portfolio, comprised of U.S. Government, corporate and municipal debt securities, which is subject to interest rate risk exposure. As of December 31, 2003, we are not subject to material interest rate risk exposure on these securities since they are highly liquid with maturities of three months or less. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. This risk is managed through conservative policies to invest in high-quality obligations. Also, as of December 31, 2003, RPC had debt with variable interest rates that exposes RPC to certain market risks. RPC has performed an interest rate sensitivity analysis related to the debt instruments using a duration model over the near term of the securities and the term of the debt with a 10 percent change in interest rates. RPC is not subject to material interest rate risk exposure based on this analysis, and no material changes in market risk exposures or how those risks are managed is expected.

As of December 31, 2003, RPC had accounts receivable of approximately $54 million (net of an allowance for doubtful accounts of approximately $2.5 million). RPC is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the oil and gas industry.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED BALANCE SHEETS
RPC, INC. AND SUBSIDIARIES
(IN THOUSANDS EXCEPT SHARE INFORMATION)
DECEMBER 31,                                                                                         2003           2002
------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                                                        $ 22,302       $ 11,533
Accounts receivable, net                                                                           53,719         40,168
Inventories                                                                                        10,057          9,206
Deferred income taxes                                                                               6,394          5,873
Income taxes receivable                                                                             4,149          8,817
Prepaid expenses and other current assets                                                           3,614          3,478
------------------------------------------------------------------------------------------------------------------------
   Current assets                                                                                 100,235         79,075
------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                                109,163        105,338
Intangibles, net                                                                                   15,488          9,609
Other assets                                                                                        1,864          1,932
------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                                  $226,750       $195,954
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                                 $ 19,603       $ 12,280
Accrued payroll and related expenses                                                                8,526          7,641
Accrued insurance expenses                                                                          2,852          2,800
Accrued state, local and other taxes                                                                1,549          1,659
Current portion of long-term debt                                                                   1,110            552
Other accrued expenses                                                                              3,369          1,497
------------------------------------------------------------------------------------------------------------------------
   Current liabilities                                                                             37,009         26,429
------------------------------------------------------------------------------------------------------------------------
Long-term accrued insurance expenses                                                                5,856          4,898
Long-term debt                                                                                      4,800          2,410
Long-term pension liability                                                                        12,972          6,931
Deferred income taxes                                                                              13,296          8,888
Other long-term liabilities                                                                         1,711          1,317
------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                               75,644         50,873
------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued
Common stock, $.10 par value, 79,000,000 shares authorized,
     28,626,320 shares issued in 2003 and 28,607,601 shares issued in 2002                          2,862          2,861
Capital in excess of par value                                                                     26,796         26,431
Retained earnings                                                                                 128,824        120,805
Deferred compensation                                                                             (1,076)        (1,186)
Accumulated other comprehensive loss                                                              (6,300)        (3,830)
------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                                     151,106        145,081
------------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                                    $226,750       $195,954
========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


CONSOLIDATED STATEMENTS OF OPERATIONS
RPC, INC. AND SUBSIDIARIES
(IN THOUSANDS EXCEPT PER SHARE DATA)
YEARS ENDED DECEMBER 31,                                                            2003             2002           2001
-------------------------------------------------------------------------------------------------------------------------
REVENUES                                                                        $270,527         $209,030        $284,521

COSTS AND EXPENSES:
Cost of services rendered and goods sold                                         168,766          143,362         168,152
Selling, general and administrative expenses                                      52,268           44,852          52,873
Depreciation and amortization                                                     33,094           31,242          25,434
-------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                                           16,399         (10,426)          38,062
Interest expense, net                                                                153               74              65
Other income, net                                                                  1,324            2,346           3,126
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes                      17,570          (8,154)          41,123
Income tax provision (benefit)                                                     6,677          (2,894)          15,627
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                          10,893          (5,260)          25,496
Income from discontinued operation, net of income
        taxes of $834 in 2001                                                          -                -           1,486
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                               $ 10,893         $(5,260)        $ 26,982
=========================================================================================================================

EARNINGS (LOSS) PER SHARE - BASIC
Income (loss) from continuing operations                                        $   0.38         $ (0.19)        $   0.91
Income from discontinued operation                                                     -                -            0.05
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                               $   0.38         $ (0.19)        $   0.96
=========================================================================================================================

EARNINGS (LOSS) PER SHARE -  DILUTED
Income (loss) from continuing operations                                        $   0.38         $ (0.19)        $   0.89
Income from discontinued operation                                                     -                -            0.05
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                               $   0.38         $ (0.19)        $   0.94
=========================================================================================================================


Dividends paid per share                                                        $   0.10         $   0.10        $   0.11
=========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
RPC, INC. AND SUBSIDIARIES (IN THOUSANDS)

                                          Common Stock
                                        =================                                         Accumulated
                          Comprehensive                    Capital in                                Other
   Three Years Ended         Income                        Excess of     Deferred     Retained   Comprehensive
   December 31, 2003         (Loss)      Shares   Amount   Par Value    Compensation  Earnings        Loss         Total
===========================================================================================================================
Balance,
December 31, 2000                        28,303   $2,830   $   22,541   $    (1,337)  $ 145,285  $         -     $ 169,319
---------------------------------------------------------------------------------------------------------------------------
Stock issued for stock
  incentive plans, net                      169       17        1,489          (298)          -            -         1,208

Stock purchased and
  retired                                  (61)      (6)        (820)              -          -            -         (826)

Spin-off of Marine
  Products Corporation                                 -            -            (51)   (40,199)            -      (40,250)

Stock issued in
  connection  with
  purchase of business                      280       28        3,972              -          -            -         4,000
Net income                $     26,982                 -            -              -     26,982            -        26,982

Minimum pension
  liability adjustment,
  net of taxes of $528           (861)                 -            -              -          -        (861)         (861)
                             ----------
Comprehensive income      $     26,121
                             ==========
Dividends declared                                     -            -              -    (3,136)            -       (3,136)
---------------------------------------------------------------------------------------------------------------------------

Balance,
December 31, 2001                        28,691    2,869       27,182        (1,686)    128,932        (861)       156,436
---------------------------------------------------------------------------------------------------------------------------

Stock issued for stock
  incentive plans, net                        1        1          122            500          -            -           623

Stock purchased and
  retired                                  (85)      (9)        (873)              -          -            -         (882)
Net loss                  $    (5,260)                 -            -              -    (5,260)            -       (5,260)
Minimum pension
  liability adjustment,
  net of taxes of $1,909       (3,114)                 -            -              -          -      (3,114)       (3,114)
Unrealized gain on
  securities, net of
  taxes of $90                     145                                                                   145           145
                             ----------
Comprehensive loss        $    (8,229)
                             ==========
Dividends declared                                     -             -             -    (2,867)            -       (2,867)
---------------------------------------------------------------------------------------------------------------------------

Balance,
December 31, 2002                        28,607    2,861       26,431        (1,186)    120,805      (3,830)       145,081
---------------------------------------------------------------------------------------------------------------------------

Stock issued for stock                       29        3          233            110          -            -           346
  incentive plans, net

Stock purchased and
  retired                                 (189)     (20)      (1,850)              -          -            -       (1,870)

Stock issued in
  connection  with
  purchase of business                      179       18        1,982              -          -            -         2,000
Net income                $     10,893                 -            -              -     10,893            -        10,893
Minimum pension
  liability adjustment,
  net of taxes of $1,534       (2,503)                 -            -              -          -      (2,503)       (2,503)

Unrealized gain on
  securities, net of
  taxes of $20                      33                                                                    33            33
                             ----------
Comprehensive income      $      8,423
                             ==========
Dividends declared                                     -            -              -     (2,874)           -       (2,874)
---------------------------------------------------------------------------------------------------------------------------

Balance,
December 31, 2003                        28,626   $2,862   $   26,796   $    (1,076)  $ 128,824  $   (6,300)     $ 151,106
===========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


CONSOLIDATED STATEMENTS OF CASH FLOWS
RPC, INC. AND SUBSIDIARIES

(IN THOUSANDS)
YEARS ENDED DECEMBER 31,                                                        2003               2002            2001
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income (loss)                                                      $  10,893          $ (5,260)       $  26,982
    Noncash charges (credits) to earnings:
       Depreciation and amortization                                          33,182             31,342          25,536
       Gain on sale of equipment and property                                   (36)            (1,353)         (1,642)
       Deferred income tax provision                                           5,401              9,193           1,400
     Income from discontinued operation                                            -                  -         (1,486)
    (Increase) decrease in assets:
       Accounts receivable                                                  (13,551)              6,760           8,557
       Income taxes receivable                                                 4,668            (6,564)         (2,072)
       Inventories                                                             (455)              (794)           (883)
       Prepaid expenses and other current assets                               (117)                461         (1,382)
       Other noncurrent assets                                                   497              (501)           (234)
    Increase (decrease) in liabilities:
       Accounts payable                                                        7,323                205           1,838
       Income taxes payable                                                        -                  -         (2,717)
       Accrued payroll and related expenses                                    2,888            (2,482)           4,061
       Accrued insurance expenses                                              1,010            (2,403)           (833)
       Accrued state, local and other taxes                                    (110)            (1,237)         (1,187)
       Other accrued expenses                                                  (962)                189            -
-----------------------------------------------------------------------------------------------------------------------
    Net cash provided by continuing operations                                50,631             27,556          55,938
-----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Capital expenditures                                                    (30,356)           (22,481)        (45,850)
    Purchase of businesses                                                   (6,210)            (1,885)         (8,391)
    Proceeds from sale of assets                                               1,896              2,535           3,961
    Net sale of marketable securities                                              -                  -          17,756
    Transfer of cash and marketable securities to discontinued operation           -                  -        (13,833)
-----------------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities                                  (34,670)           (21,831)        (46,357)
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Payment of dividends                                                     (2,874)            (2,867)         (3,136)
    Payments on debt                                                           (552)            (1,365)           (241)
    Cash paid for common stock purchased and retired                         (1,870)              (882)           (826)
    Proceeds received upon exercise of stock options                             104                187             534
    Payment to discontinued operation                                              -                  -           (614)
-----------------------------------------------------------------------------------------------------------------------
    Net cash used for financing activities                                   (5,192)            (4,927)         (4,283)
    Net increase in cash and cash equivalents                                 10,769                798           5,298
-----------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at beginning of year                            11,533             10,735           5,437
-----------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of year                               $  22,302          $  11,533       $  10,735
=======================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, INC. AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
The consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries ("RPC" or the "Company"). All significant intercompany accounts and transactions have been eliminated. On February 28, 2001, the Company distributed its powerboat manufacturing segment to RPC stockholders through a tax-free spin-off transaction (the "spin-off"). Accordingly, as discussed in Note 2, this segment has been accounted for as a discontinued operation and the accompanying consolidated financial statements for 2001 have been restated to report separately the cashflows and operating results of this discontinued operation.

NATURE OF OPERATIONS
RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and in selected international markets. The services and equipment provided include Technical Services such as pressure pumping services, snubbing services, coiled tubing services, nitrogen services, and firefighting and well control, and Support Services such as the rental of drill pipe and other specialized oilfield equipment, marine services, and oilfield training.

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

Significant estimates are used in the determination of the allowance for doubtful accounts, income taxes, accrued insurance expenses, depreciable lives of assets, and pension liabilities.

REVENUES
The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition," which clarifies the basic criteria for recognizing revenue. RPC recognizes revenue when an agreement exists, prices are determinable, services and products are delivered and collectibility is reasonably assured.

During 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," which clarifies that the classification of such expenses be reported gross in the statement of operations. The effect of this adoption was to increase revenues and cost of services rendered and goods sold by $3,312,000 and $4,595,000 for the years ended December 31, 2002 and 2001. In conjunction with the adoption of EITF No. 01-14 in the fourth quarter of 2002, the Company determined that certain other pass through costs and expenses billable to customers are more appropriately classified as gross in the statement of operations. This change resulted in a corresponding increase in revenues and cost of services rendered and goods sold of $10,192,000 in 2002 and $14,984,000 in 2001. These changes in presentation had no impact on operating profit, net income, or earnings per share.

RECLASSIFICATIONS
Certain prior year balances have been reclassified to conform with the current year presentation.

CONCENTRATION OF CREDIT RISK
Substantially all of the Company's customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.

CASH AND CASH EQUIVALENTS
Highly liquid investments with original maturities of three months or less when acquired are considered to be cash equivalents. RPC maintains cash equivalents and investments in several large, well-capitalized financial institutions, and RPC's policy restricts investment in any securities rated less than "investment grade" by national rating services.

INVESTMENTS
Investments classified as available-for-sale are stated at their fair values, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary with respect to available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company did not realize any gains on securities during 2003, 2002 and 2001. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designations as of each balance sheet date.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable are carried at the amount owed by customers, reduced by an allowance for estimated amounts that may not be collectible in the future. The allowance for doubtful accounts is estimated based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of previously written-off accounts are recorded when collected.

INVENTORIES
Inventories, which consist principally of (i) products that are consumed in RPC's services provided to customers, (ii) spare parts for equipment used in providing these services and (iii) manufactured components and attachments for equipment used in providing services, are recorded at the lower of weighted average cost or market value. Market value is determined based on replacement cost for material and supplies and net realizable value for work in process and finished goods. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments.

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

RPC records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment and other assets, to determine if any impairments should be recorded. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

INTANGIBLES
Intangibles consist primarily of goodwill and non-compete agreements related to businesses acquired. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $15,396,000 at December 31, 2003 and $9,476,000 at December 31, 2002. During 2001, the values assigned to all intangible assets, including goodwill, were amortized on a straight-line basis over the estimated useful lives of the assets, which did not exceed 20 years. In connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company reviewed the classification of its goodwill and other intangible assets. Goodwill is no longer amortized to earnings, but instead is subject to an annual test for impairment. The Company completed an initial impairment analysis upon adoption of SFAS No. 142 and a subsequent analysis during the fourth quarter of 2003. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred.

Non-compete agreements are amortized on a straight-line basis over the period of the agreement, as this method best estimates the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated useful life.

The carrying amount and accumulated amortization for non-compete agreements are as follows:

      December 31,                                  2003            2002
      ----------------------------------------------------------------------
      Non-compete agreements                 $      450,000  $      450,000
      Less: accumulated amortization              (371,683)       (331,675)
      ----------------------------------------------------------------------
                                             $       78,317  $      118,325
      ======================================================================

Had the Company adopted the provisions of SFAS No. 142 as of January 1, 2001, the effects on income from continuing operations, discontinued operation and net income would have been as follows:

       Years ended December 31,                               2003          2002           2001
      ---------------------------------------------------------------------------------------------
       (IN THOUSANDS)
       Income (loss) from continuing operations         $     10,893  $    (5,260)  $       25,496
       Income from discontinued operation                          -             -           1,486
      ---------------------------------------------------------------------------------------------
          Net income (loss) - as reported                     10,893       (5,260)          26,982
       Effect of goodwill amortization, net of taxes:
          Continuing operations                                    -             -             237
          Discontinued operation                                   -             -              71
      ---------------------------------------------------------------------------------------------
       Pro forma net income (loss)                      $     10,893  $    (5,260)  $       27,290
      =============================================================================================

       Pro forma basic (loss) income per share:
          Continuing operations                         $       0.38  $     (0.19)  $         0.92
          Discontinued operation                                   -             -            0.06
      ---------------------------------------------------------------------------------------------
             Net income (loss)                          $       0.38  $     (0.19)  $         0.98
      =============================================================================================

       Pro forma diluted (loss) income per share:
          Continuing operations                         $       0.38  $     (0.19)  $         0.90
          Discontinued operation                                   -             -            0.05
      ---------------------------------------------------------------------------------------------
             Net income (loss)                          $       0.38  $     (0.19)  $         0.95
      =============================================================================================

Amortization of non-compete agreements was approximately $40,000 in 2003, $80,000 in 2002, and $43,000 in 2001. Goodwill amortization was $382,000 in 2001. Estimated amortization for the remaining useful lives of non-compete agreements is as follows:

                            2004     $    40,000
                            2005          28,300
                            2006          10,000

INSURANCE EXPENSES
RPC self insures, up to certain policy-specified limits, certain risks related to general liability, product liability, workers' compensation, vehicle and equipment liability, and employee health insurance plan costs. The estimated cost of claims under these self-insurance programs are accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. The portion of these estimated outstanding claims expected to be paid more than one year in the future is classified as long-term accrued insurance expenses.

INCOME TAXES
Deferred tax liabilities and assets are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance against the carrying value of deferred tax assets when the Company determines that it is more likely than not that the asset will not be realized through future taxable income.

EARNINGS PER SHARE
SFAS No. 128, "Earnings Per Share," requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of the dilutive effect of stock options and time lapse restricted and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. A reconciliation of the weighted shares outstanding is as follows:

                                                    2003               2002                2001
     ------------------------------------------------------------------------------------------------
      Basic                                        28,370,148         28,262,016          28,077,514
      Dilutive effect of stock options and
        restricted shares                             399,323                  -             515,288
     ------------------------------------------------------------------------------------------------
      Diluted                                      28,769,471         28,262,016          28,592,802
     ================================================================================================

The effect of the Company's stock options and restricted shares have been excluded from the calculation of diluted earnings per share in 2002, as their effect would have been antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying value of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The carrying value of long-term debt approximates fair value since the interest rates are market based and are generally adjusted annually.

NEW ACCOUNTING STANDARDS In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." The Interpretation requires that a variable interest entity, as defined, be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2003 in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has not entered into any agreements subject to FIN 46 since January 31, 2003 and does not have any agreements in place that were executed prior to January 31, 2003 that will be subject to the Interpretation's provisions when it becomes fully effective in the first quarter of 2004. As a result, the Company believes that the adoption of the Interpretation will not have an impact on the financial position, results of operations or liquidity of the Company.

In December 2003, the FASB reissued Statement of Financial Accounting Standard ("SFAS") No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," that replaced the existing pronouncement. The revised SFAS does not change the measurement or recognition provisions; however, it requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other post retirement benefit plans. The disclosure rules apply to annual financial statements for fiscal years ending after December 15, 2003. In addition, there are additional disclosure requirements for the interim-period financial reports starting the first quarter of 2004. The Company has adopted the provisions of SFAS 132 and presented the additional disclosures in Note 11 to the consolidated financial statements. The adoption of SFAS 132 did not have a material effect on the financial position, results of operations or liquidity of the Company.

STOCK-BASED COMPENSATION
RPC accounts for the stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." RPC records deferred compensation related to the restricted stock grants based on the fair market value of the shares at the issue date and amortizes such amounts over the vesting period for the shares. RPC recorded amortization of deferred compensation totaling $241,000 in 2003, $255,000 in 2002, and $455,000 in 2001 related to these restricted stock grants.

If RPC had accounted for the stock incentive plans in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the total fair value of awards granted would be amortized over the vesting period of the awards, and RPC's reported net income (loss) and diluted net income (loss) per share would have been as follows:


      Years ended December 31,                                 2003                 2002                 2001
     --------------------------------------------------------------------------------------------------------------
      (IN THOUSANDS)
      Income (loss) from continuing operations         $          10,893   $           (5,260)   $          25,496
      Income from discontinued operation                               -                     -               1,486
     --------------------------------------------------------------------------------------------------------------
        Net income (loss) - as reported                           10,893               (5,260)              26,982
      Add:  Stock-based employee compensation
      expense included in reported net income, net
      of related tax                                                 150                   164                 282
      Deduct: Total stock-based employee
      compensation expense determined under fair
      value based method for all awards, net of
      related tax effect                                             957                   767                 728
     --------------------------------------------------------------------------------------------------------------
      Pro forma net income (loss)                      $          10,086   $           (5,863)   $          26,536
     ==============================================================================================================

      Basic (loss) income per share as reported:
         Continuing operations                         $            0.38   $            (0.19)   $            0.91
         Discontinued operation                                        -                     -                0.05
            Net income (loss)                          $            0.38   $            (0.19)   $            0.96

      Pro forma basic (loss) income per share:
         Continuing operations                         $            0.36   $            (0.21)   $            0.89
         Discontinued operation                                        -                     -                0.05
     --------------------------------------------------------------------------------------------------------------
            Net income (loss)                          $            0.36   $            (0.21)   $            0.94
     ==============================================================================================================

      Diluted (loss) income per share as reported:
         Continuing operations                         $            0.38   $            (0.19)   $            0.89
         Discontinued operation                                        -                     -                0.05
     --------------------------------------------------------------------------------------------------------------
            Net income (loss)                          $            0.38   $            (0.19)   $            0.94
     ==============================================================================================================

      Pro forma diluted (loss) income per share:
         Continuing operations                         $            0.35   $            (0.21)   $            0.88
         Discontinued operation                                        -                     -                0.05
     --------------------------------------------------------------------------------------------------------------
            Net income (loss)                          $            0.35   $            (0.21)   $            0.93
     ==============================================================================================================

The Company has computed for pro forma disclosure purposes the value of all options granted during 2003, 2002, and 2001 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

                                           2003           2002            2001
------------------------------------------------------------------------------
Risk-free interest rate                    1.1%           2.9%            4.9%
Expected dividend yield                      1%             1%              1%
Expected lives                          7 years        7 years         7 years
Expected volatility                      43-46%         43-46%          43-46%
==============================================================================

The total fair value of options granted to RPC employees were $2,534,000 in 2003, $663,000 in 2002 and $2,913,000 in 2001.

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

For the first two months of 2001, the powerboat manufacturing segment of RPC has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated financial statements of RPC have been restated to report separately the operating results of this discontinued operation.

A summary of the operating results of RPC's powerboat manufacturing segment for the two months in 2001 is as follows:

YEARS ENDED DECEMBER 31,                                  2001
--------------------------------------------------------------
(IN THOUSANDS)
Revenues                                              $ 24,092
Operating income                                         2,747
Income before income taxes                               2,320
Income tax provision                                       834
--------------------------------------------------------------
Net income                                            $  1,486
==============================================================

The Transition Support Services Agreement executed in connection with the spin-off stipulates that RPC provide certain services, including financial reporting and income tax administration, acquisition assistance, etc. to Marine Products until the agreement is terminated by either party. RPC charged Marine Products $496,000 in 2003, $588,000 in 2002 and $868,000 in 2001 for these services. Certain costs allocated by RPC to Marine Products in 2001 are now incurred directly by Marine Products.

Refer to Note 12 for details regarding certain officers being employees of both RPC and Marine Products.

NOTE 3:  ACQUISITIONS

On April 1, 2003, RPC purchased all of the assets of Bronco Oilfield Services, Inc. ("Bronco"), a privately-held company, specializing in surface pressure control services and equipment. During 2001, the Company completed two acquisitions. All acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations have not been presented for these acquisitions because the effects of them were not material to the Company on either an individual or aggregate basis. The results of operations of each acquisition are included in the Company's consolidated statements of operations from the respective dates of acquisition. All goodwill related to these acquisitions has been assigned to the Technical Services segment.

A summary of the Company's purchase transactions is included in the following table (in thousands, except share amounts):


   Entity
    Name
    and
 Description                                       Operating                               Other
 of Business                                       equipment               Non-compete     fixed
  Acquired     Date   Consideration  Inventory   and vehicles   Goodwill   agreements      assets    Form of consideration
--------------------------------------------------------------------------------------------------------------------------------
Bronco                                                                                               >$5,533 in cash
Oilfield       4/03   $     11,033   $     395   $      8,189   $  2,449   $         -     $    -    >179,191 restricted
Services,                                                                                            shares valued at $2,000
Inc.                                                                                                 >$3,500 in promissory
(Production                                                                                          note payable in five
Rental                                                                                               annual installments
Equipment)                                                                                           plus interest at 6
                                                                                                     percent fixed rate
                                                                                                     >Potential earnout

Mathews        7/01   $     11,000   $       -   $      7,396   $  2,856   $       100     $  648    >$5,000 in cash
Energy                                                                                               >280,446 restricted
Services,                                                                                            shares valued at $4,000
Inc.                                                                                                 >$2,000 in promissory
(Pressure                                                                                            note, payable in full
Pumping)                                                                                             after four years,
                                                                                                     plus interest payable
                                                                                                     quarterly at prime rate
                                                                                                     >Potential earnout

Sooner         2/01   $      4,355   $     317   $      2,788   $  1,250   $         -     $    -    >$3,105 in cash
Testing, Inc.                                                                                        >$1,250 in promissory
(Pressure                                                                                            note payable in three
Pumping)                                                                                             annual installments
                                                                                                     plus interest at
                                                                                                     prime rate
                                                                                                     >Potential earnout

Earnout payments to sellers of acquired businesses may have to be paid in accordance with the respective agreements on an annual basis and are recorded as goodwill when the earnout payment amounts are determinable. The consolidated statements of cash flows for the year ended December 31, 2003 excludes the $3,500,000 of promissory notes payable and the $2,000,000 common stock issued in connection with the Bronco acquisition. The consolidated statements of cash flows for the year ended December 31, 2001 excludes the $3,250,000 of promissory notes payable in connection with these acquisitions and the $4,000,000 common stock issuance. Earnout payments due to sellers of acquired businesses totaled $286,000 in 2001 and $1,885,000 in 2002. These payments which were paid subsequent to each respective year end, were recorded as goodwill. Estimated earnouts relating to 2003 operating results totaling $2,835,000 have been recorded as of December 31, 2003 and included in goodwill and other accrued expenses. No earnouts were payable in 2003 related to 2002 operating results.

NOTE 4: ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $2,539,000 at December 31, 2003 and $2,461,000 at December 31, 2002.

NOTE 5: INVENTORIES

Inventories consist of the following:

December 31,                                                                      2003              2002
--------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
Raw materials and supplies                                                     $ 8,251            $6,920
Work in process                                                                    317               428
Finished goods                                                                   1,489             1,858
--------------------------------------------------------------------------------------------------------
Total inventories                                                              $10,057            $9,206
========================================================================================================

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,                                                                      2003              2002
--------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
Land                                                                          $  5,464          $  5,298
Buildings and leasehold improvements                                            30,444            28,789
Operating equipment                                                            221,770           206,016
Capitalized software                                                            11,556            10,676
Furniture and fixtures                                                           2,710             2,010
Vehicles                                                                        47,124            40,337
Construction in progress                                                         3,449               850
--------------------------------------------------------------------------------------------------------
Gross property, plant and equipment                                            322,517           293,976
Less: accumulated depreciation                                                 213,354           188,638
--------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                             $109,163          $105,338
========================================================================================================

Depreciation expense was $32,901,000 in 2003, $31,007,000 in 2002, and
$24,656,000 in 2001. The original cost of equipment under capital lease was $846,000, and accumulated depreciation at December 31, 2002 was $357,000. There are no capital leases outstanding as of December 31, 2003.


NOTE 7: INCOME TAXES

The following table lists the components of the provision (benefit) for income taxes from continuing operations:

Years ended December 31,                                     2003                 2002              2001
--------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
Current:
     Federal                                               $  925            $ (11,882)          $12,119
     State                                                    164                 (380)            1,271
     Foreign                                                  187                  175               837
Deferred:
     Federal                                                4,975                8,467             1,289
     State                                                    426                  726               111
--------------------------------------------------------------------------------------------------------
Total income tax provision (benefit)                       $6,677            $  (2,894)          $15,627
========================================================================================================


Reconciliation between the federal statutory rate and RPC's effective tax rate is as follows:

Years ended December 31,                                     2003                 2002              2001
--------------------------------------------------------------------------------------------------------
Federal statutory rate                                      35.0%                34.0%             35.0%
State income taxes                                           4.8                  3.1               3.0
Other                                                       (1.8)                (1.6)                -
--------------------------------------------------------------------------------------------------------
Effective tax rate                                          38.0%                35.5%             38.0%
========================================================================================================

Significant components of the Company's deferred tax assets and liabilities are as follows:

December 31,                                                                      2003              2002
--------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
Deferred tax assets:
     Self-insurance                                                          $   3,848         $   3,221
     Pension                                                                     4,153             1,924
     State net operating loss carryforwards                                      2,421             1,431
     Bad debts                                                                   1,046               803
     Accrued payroll                                                               492               380
     All others                                                                    355               607
     Valuation allowance                                                         (977)             (978)
--------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                       11,338             7,388
--------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
     Depreciation                                                            $(17,657)           (9,619)
     Stock-based compensation                                                     (34)              (35)
     All others                                                                  (549)             (749)
--------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                                (18,240)          (10,403)
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                                 $ (6,902)         $ (3,015)
--------------------------------------------------------------------------------------------------------

The Company and Marine Products Corporation have entered into a tax-sharing and indemnification agreement whereby any subsequent income tax adjustment resulting in a change in income tax assets or liabilities of either RPC or Marine Products prior to the spin-off will be settled through an exchange of cash. No settlements occurred in 2003 and approximately $140,000 was paid by RPC in settlements in 2002.

Undistributed earnings of the Company's foreign subsidiaries are considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been accrued. Upon distribution of those earnings in the form of dividends or otherwise, RPC would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various countries.
Determining the amount of unrecognized deferred U.S. income tax liability is not practicable.

RPC has net operating loss carryforwards related to state income taxes of approximately $2.4 million that expire in 2003 through 2017. The Company has booked a valuation allowance of approximately $1.0 million against this amount that represents carryforwards that the Company does not expect to utilize.

Total income tax (refunds) payments, net, were $(3,263,000) in 2003, ($4,097,000) in 2002 and $15,615,000 in 2001.

NOTE 8: LONG-TERM DEBT

At December 31, 2003, future minimum payments on long-term debt were as follows:

(IN THOUSANDS)
--------------------------------------------------------------------------------
2004                                                                      $1,110
2005                                                                       2,700
2006                                                                         700
2007                                                                         700
2008                                                                         700
--------------------------------------------------------------------------------
Total minimum principal payments                                          $5,910
================================================================================

Cash interest paid was approximately $79,000 in 2003, $266,000 in 2002 and $262,000 in 2001.

The Company has access to a $25 million credit facility with a financial institution encompassing letters of credit and a demand note. The credit facility requires interest payments monthly on outstanding advances generally at LIBOR plus 50 basis points. Any outstanding advances are due upon demand by the lender and the facility remains outstanding until cancelled by either party. Under this facility, there were letters of credit relating to self insurance programs and contract bids outstanding for $13,390,000 as of December 31, 2003 and for $10,587,000 as of December 31, 2002.

The long-term debt of RPC as of December 31, 2003 and 2002 is summarized as follows:


(IN THOUSANDS)
------------------------------------------------------------------------------------------------
                                          Maturity       Range of
Type                                      Dates          Interest Rates      2003         2002
------------------------------------------------------------------------------------------------
Notes payable related to acquisitions     2004 - 2008    Prime             $ 5,910      $ 2,830
Capital lease                             2003           11.76%                  -          132
------------------------------------------------------------------------------------------------
Total debt                                                                   5,910        2,962
Less: current portion                                                        1,110          552
------------------------------------------------------------------------------------------------
Long-term debt                                                             $ 4,800      $ 2,410
================================================================================================

NOTE 9:  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

                                                                           Minimum         Unrealized           Total
                                                                           pension       gain (loss) on
                                                                          liability        securities
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                                         $         (861)  $                -  $        (861)
Change during 2002:
    Before-tax amount                                                        (5,023)                 235         (4,788)
    Tax (expense) benefit                                                     1,909                (90)           1,819
-------------------------------------------------------------------------------------------------------------------------
 Total activity in 2002                                                      (3,114)                 145         (2,969)
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                                                 (3,975)                 145         (3,830)
-------------------------------------------------------------------------------------------------------------------------
Change during 2003:
    Before-tax amount                                                        (4,037)                  53         (3,984)
    Tax (expense) benefit                                                      1,534                (20)           1,514
-------------------------------------------------------------------------------------------------------------------------
 Total activity in 2003                                                      (2,503)                  33         (2,470)
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                                         $       (6,478)  $              178  $      (6,300)
=========================================================================================================================

NOTE 10: COMMITMENTS AND CONTINGENCIES

Minimum annual rentals, principally for noncancelable real estate leases with terms in excess of one year, in effect at December 31, 2003, are summarized in the following table:

(IN THOUSANDS)
--------------------------------------------------------------------------------
2004                                                                     $1,579
2005                                                                      1,211
2006                                                                        514
2007                                                                        236
2008                                                                         74
--------------------------------------------------------------------------------
Total rental commitments                                                 $3,614
================================================================================

Total rental expense charged to operations was approximately $4,120,000 in 2003, $3,930,000 in 2002, and $4,164,000 in 2001.

RPC is a defendant in a number of lawsuits that allege that plaintiffs have been damaged as a result of the rendering of services by RPC personnel and equipment. RPC is vigorously contesting these actions. Management, after consultation with legal counsel, is of the opinion that the outcome of these lawsuits will not have a material adverse effect on the financial position, results of operations or liquidity of RPC.

NOTE 11: EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN
The Company's Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. In conjunction with the spin-off of Chaparral in February 2001, the Company and Marine Products entered into an employee benefits agreement that provides for Marine Products to continue participating in the Plan. As of February 28, 2001, the plan became a multiple employer plan, with Marine Products as an adopting employer. Following the spin-off, RPC charged Marine Products for, and Marine Products has been obligated to pay, its allocable share of pension costs and the associated funding obligation related to the prior service liabilities of Chaparral employees. Effective December 2003, the related prior service liabilities totaling $3,314,000 and pension assets totaling $2,517,000 were transferred within the multiple employer plan from RPC to Marine Products.

In the first quarter of 2002, the Company's Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective March 31, 2002. In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions for certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002. The contributions are discretionary and made annually based on continued employment over a seven year period beginning in 2002. These discretionary contributions are expected to be made over a seven year period beginning in 2002 to either a non-qualified Supplemental Executive Retirement Plan ("SERP") established by the Company or to the 401(k) plan for each employee that is entitled to the enhanced benefit. The expense related to the enhanced benefits was $479,000 for 2003 and $437,000 for 2002. The Company permits eligible employees to defer a portion of their compensation into the nonqualified plan.

The following table sets forth the funded status of the retirement income plan and the amounts recognized in RPC's consolidated balance sheets:

December 31,                                           2003                2002
-------------------------------------------------------------------------------
(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year          $   24,368            $ 24,984
Service cost                                              -                 332
Interest cost                                         1,937               1,749
Amendments                                                -                 154
Actuarial loss                                        7,079               4,039
Liability transfer                                  (3,314)                   -
Benefits paid                                       (1,100)               (929)
Curtailments                                              -             (5,961)
-------------------------------------------------------------------------------
Benefit obligation at end of year                $   28,970            $ 24,368
-------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year   $   17,682            $ 18,794
Actual return on plan assets                          2,546             (1,475)
Asset transfer                                      (2,517)                   -
Employer contribution                                     -               1,258
Benefits paid                                       (1,100)               (929)
-------------------------------------------------------------------------------
Fair value of plan assets at end of year             16,611              17,648
-------------------------------------------------------------------------------

Funded status                                      (12,359)             (6,720)
Unrecognized net loss                                10,450               6,412
-------------------------------------------------------------------------------
Net accrued cost                                 $  (1,909)            $  (308)
===============================================================================

The accumulated benefit obligation for the defined benefit pension plan was $28,970,000 at December 31, 2003 and $24,368,000 at December 31, 2002. The
Company uses a December 31 measurement date for its qualified plan.

Pursuant to the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded an additional pretax minimum pension liability of $4,037,000 in 2003 and $5,023,000 in 2002. As there were no previously unrecognized prior service costs as of December 31, 2003 and 2002, the full amount of the adjustments, net of related deferred tax benefits, are reflected as a reduction of stockholders' equity. Amounts recognized in the consolidated balance sheets consist of:

      December 31,                              2003                 2002
      -------------------------------------------------------------------------
      (IN THOUSANDS)
      -------------------------------------------------------------------------
      Net accrued benefit cost         $           (1,909)  $             (308)
      Minimum pension liability                   (10,450)              (6,412)
      SERP employer contributions                    (465)                (211)
      SERP employee deferrals                        (148)                    -
      -------------------------------------------------------------------------
      Net amount recognized            $          (12,972)  $           (6,931)
      =========================================================================


RPC's funding policy is to contribute to the retirement income plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. RPC contributed $0 in 2003, $1,258,000 in 2002, and $118,000 in 2001.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,                     2003           2002            2001
--------------------------------------------------------------------------------
(IN THOUSANDS)
Service cost for benefits earned
     during the period                  $       -      $      332      $     954
Interest cost on projected
     benefit obligation                     1,937           1,749          1,751
Expected return on plan assets            (1,363)         (1,622)        (1,836)
Net amortization and deferral               1,027              72          (176)
Curtailments                                    -             150              -
--------------------------------------------------------------------------------
Net periodic benefit cost               $   1,601      $      681      $     693
================================================================================

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,                               2003                 2002
------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION:
Discount rate                             6.250%               6.875%
Rate of compensation increase             N/A                  N/A

Net Benefit Cost:
Discount rate                             6.875%               7.375%
Expected return on plan assets            8.000%               8.000%
Rate of compensation increase             N/A                  N/A
========================================================================


The Company's expected return on assets assumption is derived from a detailed periodic assessment conducted by its management and its investment adviser. It includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the rate of return assumption is derived primarily from a long-term, prospective view. Based on its recent assessment, the Company has concluded that its expected long-term return assumption of eight percent is reasonable.

At December 31, 2003 and 2002, the Plan's assets were comprised of listed common stocks and U.S. government and corporate securities. The Plan's weighted average asset allocation at December 31, 2003 and 2002 by asset category along with the target allocation for 2004 are as follows:


                                                     Target        Percentage of        Percentage of
                                                  Allocations    Plan Assets as of    Plan Assets as of
         Asset Category                             for 2004     December 31, 2003    December 31, 2002
         -----------------------------------------------------------------------------------------------
         Equity Securities                                52.0%               53.2%               51.1%
         Debt Securities - core fixed income              41.0%               41.4%               42.6%
         Debt Securities - high yield                        0%                  0%                  0%
         Real Estate                                         0%                  0%                  0%
         Other                                             7.0%                5.4%                6.3%
         -----------------------------------------------------------------------------------------------
         Total                                           100.0%              100.0%              100.0%
         -----------------------------------------------------------------------------------------------

The Company's investment strategy for its pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The Company utilizes a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company expects to contribute approximately $4,800,000 to the pension plan in 2004.

401(K) PLAN
RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than six months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. RPC matches 50 percent of each employee's contributions that do not exceed six percent of the employee's compensation. Employees vest in the RPC contributions after three years of service. The Company's matching contributions were $884,000 in 2003, $858,000 in 2002, and $380,000 in 2001.

STOCK INCENTIVE PLANS
RPC has an Employee Incentive Stock Option Plan (the "1984 Plan") under which 1,000,000 shares of common stock were reserved for issuance. The 1984 Plan expired in October 1994. On January 25, 1994, RPC adopted a new 10-year Employee Stock Incentive Plan (the "1994 Plan") under which 1,000,000 shares of common stock were reserved for issuance. During 1997, an additional 1,600,000 shares were reserved for issuance under this plan. These plans provide for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. Historically, certain RPC employees, including employees of Marine Products, have participated in these RPC Stock Incentive Plans (the "RPC SIP"). The options generally vest over five years and expire in 10 years.

On January 27, 2004, the RPC, Inc.'s Board of Directors recommended adopting a new 10-year Stock Incentive Plan (the "2004 Plan") under which 1,500,000 shares of common stock have been reserved for issuance. The 2004 Plan is to be voted upon at the Annual Meeting of Stockholders to be held on April 27, 2004. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.

Following the spin-off, outstanding stock option grants under the RPC SIP held by Marine Products employees who did not also become RPC employees were replaced with the Marine Products Stock Incentive Plan stock option grants. After the spin-off, 180,464 RPC SIP stock options held by Marine Products employees were replaced with Marine Products Stock Incentive Plan stock option grants. As of December 31, 2003, there were 378,581 shares available for the granting of options or other awards under the RPC SIP.


STOCK OPTIONS
Transactions involving the RPC SIP were as follows:

-------------------------------------------------------------------------
                                                             Weighted
                                          Total              Average
                                          Shares              Price
-------------------------------------------------------------------------
Outstanding December 31, 2000             678,475            $ 8.26
Granted                                   457,500             13.10
Spin-off adjustments                     (119,935)             9.80
Canceled                                   (8,405)             8.77
Exercised                                 (92,053)             5.80
-------------------------------------------------------------------------
Outstanding December 31, 2001             915,582            $10.25
Granted                                   104,500             14.06
Canceled                                 (130,241)            11.33
Exercised                                 (27,243)             6.89
-------------------------------------------------------------------------
Outstanding December 31, 2002             862,598            $10.65
Granted                                   637,500              9.57
Canceled                                  (15,081)            11.86
Exercised                                 (16,462)             6.26
-------------------------------------------------------------------------
Outstanding December 31, 2003           1,468,555            $10.22
=========================================================================

As of December 31, 2003, the options outstanding and the range of exercise prices together with the weighted-average remaining contractual life are as follows:

                                                                                       Weighted average
                                                                  Weighted average         remaining
      Range of exercise prices         Number of Options           exercise prices       contractual life
      -----------------------------------------------------------------------------------------------------
                                    Total       Exercisable    Total      Exercisable
      -----------------------------------------------------------------------------------------------------
      $  3.52  -  $  3.91           61,295        61,295       $ 3.74        $ 3.74         1.3 years
      $  6.06  -  $  6.61          188,040       154,712       $ 6.19        $ 6.22         4.6 years
      $  9.49  -  $ 14.06        1,219,220       304,720       $11.16        $12.25         7.9 years
      -----------------------------------------------------------------------------------------------------
                                 1,468,555       520,727       $10.22        $ 9.45         7.3 years
      =====================================================================================================

                                           2003           2002           2001
--------------------------------------------------------------------------------
Exercisable at December 31,             520,727        364,496        280,923
Weighted average exercise price of
     exercisable options                  $9.45          $8.51          $7.22
================================================================================


RESTRICTED STOCK
RPC has granted employees two forms of restricted stock: performance restricted and time lapse restricted. The performance restricted shares are granted, but not earned and issued, until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of RPC stock. On the date the stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. After the determination date, the grantee will receive all dividends declared and also voting rights to the shares. Time lapse restricted shares vest 10 years from the grant date. During these 10 years, grantees receive all dividends declared and retain voting rights for the granted shares. Units granted under these restricted stock programs were 25,000 in 2003, 0 in 2002, and 87,000 in 2001. Under the plans, employees earned performance shares of 3,000 shares in 2003, 5,700 shares in 2002 and 17,385 shares in 2001. Employees forfeited 11,350 shares in 2003, 30,404 shares in 2002 and 0 shares in 2001. The fair market value of the stock, on the date of issuance, is being amortized and charged to income over the respective vesting periods.

The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the RPC SIP have lapsed. Upon termination of employment from RPC or, in certain cases, termination of employment from Marine Products or Chaparral, shares with restrictions must be returned to RPC. Restricted stock vested and were released to the applicable employees as follows: 0 shares in 2003, 56,400 shares in 2002, and 60,800 shares in 2001.

NOTE 12: RELATED PARTY TRANSACTIONS

Effective with the spin-off, the Company established a cash balance at Marine Products of approximately $15 million by transferring a total of $13.8 million in cash and marketable securities. Effective February 28, 2001, the Company began providing certain administrative services to Marine Products. The service agreements are more fully described in Note 2. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $496,000 in 2003, $588,000 in 2002 and $868,000 in 2001. The
Company's directors are also directors of Marine Products and certain officers are employees of both the Company and Marine Products.

The Company periodically purchases in the ordinary course of business products or services from vendors, who are owned by significant officers or shareholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $1,058,000 in 2003 and $502,000 in 2002. In addition, during 2003 and 2002, the overhead crane fabrication division of RPC recorded $171,000 and $332,000 in revenues from the powerboat manufacturing segment that is now a subsidiary of Marine Products pursuant to the spin-off, related to the sale, installation and service of overhead cranes.

RPC sponsors a multiple employer plan that includes Marine Products. Following the spin-off, RPC charged Marine Products for, and Marine Products has been obligated to pay, its allocable share of pension costs and the associated funding obligation related to the prior service liabilities of Chaparral employees. Effective December 2003, the related prior service liabilities totaling $3,314,000 and pension assets totaling $2,517,000 were transferred within the multiple employer plan from RPC to Marine Products.

NOTE 13:  BUSINESS SEGMENT INFORMATION

RPC's service lines have been aggregated into two reportable oil and gas services segments - Technical Services and Support Services - because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels. The other business segment includes information concerning RPC's business units that do not qualify for separate segment reporting. These business units include an overhead crane fabricator and an interactive training software producer. Corporate includes selected administrative costs incurred by the Company.

Technical Services include RPC's oilfield service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer's well. These services include fracturing and acidizing pressure pumping services, snubbing, coiled tubing, nitrogen pumping, well control consulting and firefighting, down-hole tools, wireline, fluid pumping, and casing installation services. These Technical Services are primarily used in the completion, production and maintenance of oil and gas wells. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest and Rocky Mountain regions, and international locations including primarily Africa, Canada and Latin America. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

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

Summarized financial information concerning RPC's reportable segments from continuing operations for the years ended December 31, 2003, 2002 and 2001 are shown in the following table.

                                           Technical       Support
(IN THOUSANDS)                             Services        Services          Other         Corporate        Total
-------------------------------------------------------------------------------------------------------------------
2003
Revenues                                   $216,321         $43,909        $ 10,297        $      -        $270,527
Operating profit (loss)                      22,433           2,641         (1,355)         (7,320)          16,399
Capital expenditures (1)                     19,445           8,234              37           2,640          30,356
Depreciation and amortization                24,382           7,220             336           1,244          33,182
Identifiable assets                         111,718          65,026           5,051          44,955         226,750

2002
Revenues                                   $163,593         $35,784        $  9,653        $      -        $209,030
Operating profit (loss)                     (1,162)         (3,154)         (1,603)         (4,507)        (10,426)
Capital expenditures (1)                     11,222           7,370             312           3,577          22,481
Depreciation and amortization                22,742           7,394             224             982          31,342
Identifiable assets                         105,586          47,243           5,629          37,496         195,954

2001
Revenues                                   $214,361         $57,932        $ 12,228        $      -        $284,521
Operating profit (loss)                      33,455          10,136         (1,096)         (4,433)          38,062
Capital expenditures (1)                     36,236           7,649             544           1,421          45,850
Depreciation and amortization                17,331           6,954             149           1,102          25,536
Identifiable assets                         123,498          46,617           5,520          26,767         202,402

-------------------------------------------------------------------------------------------------------------------
(1) Excludes assets acquired as part of purchases of new businesses during the year.


The following summarizes selected information between the United States and all international locations combined for the years ended December 31, 2003, 2002 and 2001. The revenues are presented based on the location of the use of the product or service. Assets related to international operations are less than 10 percent of RPC's consolidated assets, and therefore are not presented.


Years ended December 31,                2003            2002            2001
----------------------------------------------------------------------------
(IN THOUSANDS)
United States
Revenues                            $263,684        $198,944        $259,532

International
Revenues                               6,843          10,086          24,989
--------------------------------------------------------------------------------
                                    $270,527        $209,030        $284,521
================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, December 31, 2003 (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the Evaluation Date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers is included in the RPC Proxy for its 2004 Annual Meeting of Stockholders, in the section titled "Election of Directors". This information is incorporated herein by reference. Information about executive officers is contained on page 10 of this document.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT
Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) is included in the RPC Proxy for its 2004 Annual Meeting of Stockholders, in the section titled "Corporate Governance and Board of Directors Compensation, Committees and Meetings." This information is incorporated herein by reference.

CODE OF ETHICS
RPC, Inc. has adopted a Code of Business Conduct that applies to all employees. In addition, the Company has adopted a Supplemental Code of Business Conduct and Ethics for Directors, the Principal Executive Officer and Principal Financial and Accounting Officer. Both of these documents are available on the Company's website at WWW.RPC.NET.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Information regarding compliance with Section 16(a) of the Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy for its 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is included in the RPC Proxy for its 2004 Annual Meeting of Stockholders, in the section titled, "Executive Compensation." This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership is included in the RPC Proxy Statement for its 2004 Annual Meeting of Stockholders, in the sections titled, "Capital Stock" and "Election of Directors." This information is incorporated herein by reference.

Information regarding RPC's equity compensation plans including plans approved by security holders and plans not approved by security holders is included in the section titled, "Executive Compensation" in the RPC Proxy Statement for its 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Information concerning certain relationships and related party transactions is included in the RPC Proxy for its 2004 Annual Meeting of Stockholders, in the sections titled, "Certain Relationships and Related Party Transactions" and "Compensation Committee Interlocks and Insider Participation." This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is included in the section titled, "Independent Public Accountants" in the RPC Proxy for its 2004 Annual Meeting of Stockholders. This information is incorporated herein by reference.

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

3. Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

     10.1 RPC's 1994 Employees Stock Incentive Plan (incorporated herein by reference to Exhibit A of the definitive Proxy Statement dated March 20, 1994).

     10.6 Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.6 to Form 10-K filed on March 21, 2003).

     10.7 Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.7 to Form 10-K filed on March 21,
            2003).

     10.8 Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.8 to Form 10-K filed on March 21,
            2003).


EXHIBITS (INCLUSIVE OF ITEM 3 ABOVE):

EXHIBIT
NUMBER         DESCRIPTION
----------------------------------------------------------------------------------------------------------------------------------
3.1            Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual
               Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2            Bylaws of RPC, Inc.

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

10.6           Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.6 to Form 10-K filed on March
               21, 2003).

10.7           Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.7 to Form 10-K filed on March 21, 2003).

10.8           Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.8 to Form 10-K filed on March 21, 2003).

21             Subsidiaries of RPC.

23             Consent of Ernst & Young LLP.

24             Powers of Attorney for Directors.

31.1           Section 302 certification for Chief Executive Officer

31.2           Section 302 certification for Chief Financial Officer

32.1           Section 906 certifications for Chief Executive Officer and Chief Financial Officer


REPORTS ON FORM 8-K

--------------------------------------------------------------------------------------------------------------------
                      DATE OF
DATE FILED            EARLIEST EVENT        DESCRIPTION OF EVENT
--------------------------------------------------------------------------------------------------------------------
October 29, 2003      October 29, 2003      Item 5 and Item 7: Press release announcing 2003 Third Quarter results
--------------------------------------------------------------------------------------------------------------------
October 29, 2003      October 29, 2003      Item 5 and Item 7: Press release announcing Third Quarter Cash Dividend
--------------------------------------------------------------------------------------------------------------------
October 29, 2003      October 29, 2003      Item 5 and Item 7: Press release announcing appointment of Dr. David
                                            Tannich to the position of President of Well Control School
--------------------------------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RPC Corporation
                                       By: /s/ RICHARD A. HUBBELL
                                          ---------------------------------
                                          Richard A. Hubbell
                                          President and Chief Executive Officer

                                          March 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------------------------------
                NAME                           TITLE                                        DATE
                ----                           -----                                        ----
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
/s/ RICHARD A. HUBBELL         President and Chief Executive Officer                   March 5, 2004
--------------------------------------------------------------------------------------------------------
Richard A. Hubbell             (Principal Executive Officer)
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
/s/ BEN M. PALMER              Chief Financial Officer                                 March 5, 2004
--------------------------------------------------------------------------------------------------------
Ben M. Palmer                  (Principal Financial and Accounting Officer)
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------


The Directors of RPC (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director           James B. Williams, Director
Wilton Looney, Director                James A. Lane, Jr., Director
Gary W. Rollins, Director              Linda H. Graham, Director
Henry B. Tippie, Director


/s/ RICHARD A. HUBBELL
--------------------------------
Richard A. Hubbell
Director and as Attorney-in-fact
March 5, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE (ITEM 15(a))

FINANCIAL STATEMENTS                                                                                             PAGE
-----------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets as of December 31, 2003 and 2002                                                       22
Consolidated Statements of Operations for the three years ended December 31, 2003                                  23
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2003                        24
Consolidated Statements of Cash Flows for the three years ended December 31, 2003                                  25
Notes to Consolidated Financial Statements                                                                      26-41

SCHEDULES
-----------------------------------------------------------------------------------------------------------------------
Schedule II - Valuation and Qualifying Accounts                                                                    49

Schedules not listed above have been omitted because they are not applicable or the required informatioin is included in the consolidated financial statements or notes thereto.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
RPC, INC. AND SUBSIDIARIES
(IN THOUSANDS)
                                                       Balance at         Charged to        Deductions        Balance
                                                       Beginning          Costs and        (Recoveries)      at End of
                                                        of Period          Expenses                            Period
For the years ended December 31, 2003, 2002 and 2001
-----------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2003
     Allowance for doubtful accounts                    $  2,461          $   (765)       $      843 (1)      $ 2,539
     Inventory reserves                                 $    130          $      55       $     (51) (2)      $   134
     Deferred tax valuation allowance                   $    978          $       0       $      (1)          $   977
Year ended December 31, 2002
     Allowance for doubtful accounts                    $  4,118          $   (400)       $  (1,257) (1)      $ 2,461
     Inventory reserves                                 $    350          $      53       $    (273) (2)      $   130
     Deferred tax valuation allowance                   $      0          $     978       $        0          $   978
Year ended December 31, 2001
     Allowance for doubtful accounts                    $  4,994          $     300       $  (1,176) (1)      $ 4,118
     Inventory reserves                                 $    219          $      55       $       76 (2)      $   350
     Deferred tax valuation allowance                   $      0          $       0       $        0          $     0

-----------------------------------------------------------------------------------------------------------------------

(1) Deductions in the allowance for doubtful accounts principally reflect the write off of previously reserved accounts net of recoveries.
(2) Deductions in the reserve for inventory obsolescence and adjustment principally reflect the sale or disposal of related inventory.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
RPC, Inc.

We have audited the accompanying consolidated balance sheets of RPC, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002, listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of RPC, Inc. and Subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated February 28, 2002 expressed an unqualified opinion on those statements and schedule before the restatement adjustments reflected on the balance sheet and statements of cash flows and in Notes 1, 7 and 13.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of RPC, Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standard No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

As discussed above, the consolidated financial statements and schedule of RPC, Inc. and Subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. In the 2001 statement of cash flows presented, the Company reclassified certain investments previously classified as marketable securities to cash and cash equivalents and reflected such changes in the statement of cash flows. Our audit procedures with respect to the restatements of these amounts in the 2001 statement of cash flows included
(a) agreeing the investment balance to the investment statement and verifying maturity dates to determine proper classification, (b) agreeing the changes to the statement of cash flows to the changes in the balance sheet and (c) testing the mathematical accuracy of the restatement of the amounts in the statements of cash flows.

The disclosures in Note 7 of the consolidated financial statements of RPC, Inc. and Subsidiaries for the year ended December 31, 2001 have been revised to disclose additional detail with respect to the components of the provision for income taxes. Our audit procedures with respect to the disclosures in Note 7 with respect to 2001 included agreeing the components of the provision for income taxes to the Company's underlying records obtained from management.

As described in Note 1, the statements of operations for the year ended December 31, 2001 have been restated to present certain costs and expenses billable to customers gross in the statement of operations. Our audit procedures with respect to the restatements of these amounts in the statement of operations and the corresponding disclosures in Note 1 and Note 13 for 2001 included (a) agreeing revenue restatements to the Company's underlying records and (b) testing the mathematical accuracy of the restatements.

As also discussed in Note 1, the consolidated financial statements of RPC, Inc. and Subsidiaries for the year ended December 31, 2001 have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements,
(b) agreeing the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in 2001 related to goodwill that is no longer being amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management, (c) agreeing all 2001 expense balances as disclosed for individual intangibles to the Company's underlying accounting records obtained from management, and (d) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income.

As also discussed in Note 1, the consolidated financial statements of RPC, Inc. and Subsidiaries for the year ended December 31, 2001 have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, which was adopted by the Company as of December 31, 2002. Our audit procedures with respect to the disclosures in Note 1 for 2001 included (a) agreeing the previously reported net income to the previously issued financial statements,
(b) agreeing the adjustments to reported net income representing compensation expense and pro forma compensation expense (including any related tax effects) related to 2001 to the Company's underlying records obtained from management and
(c) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income and related earnings per share amounts.

In our opinion, the adjustments and disclosures for 2001 in the statements of operations and cash flows and in Notes 1, 7 and 13 with respect to the matters referred to in the preceding five paragraphs are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.


                                      Ernst & Young LLP

Atlanta, Georgia
February 27, 2004

NOTE: THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP ("ANDERSEN") IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON FEBRUARY 28, 2002. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(E) OF REGULATION S-X. THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT TO SEEK REMEDIES AGAINST ANDERSEN, AND THE ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED.


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


Atlanta, Georgia                                        Arthur Andersen LLP
February 28, 2002

SELECTED QUARTERLY FINANCIAL DATA

Quarters Ended                                   March 31         June 30      September 30      December 31
------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)
2003
Revenues                                        $  60,700        $ 70,864        $  69,244        $ 69,719
Net income (loss)                               $     305        $  4,705        $   2,577        $  3,306
============================================================================================================

Net income (loss) per share - basic:            $    0.01        $   0.17        $    0.09        $   0.12
Net income (loss) per share - diluted:               0.01            0.16             0.09            0.11**
============================================================================================================


2002
Revenues                                        $  50,766        $ 49,821        $  53,370        $ 55,073
Net income (loss)                               $ (1,167)        $(1,953)        $ (1,040)        $(1,100)
============================================================================================================

Net income (loss) per share - basic:            $  (0.04)        $ (0.07)        $  (0.04)        $ (0.04)
Net income (loss) per share - diluted:             (0.04)          (0.07)           (0.04)          (0.04)
============================================================================================================

** The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.