Form 10-Q
period 2004-03-31
RPC INC
filed 2004-05-05
CIK 742278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of April 15, 2004, RPC, Inc. had 28,641,092 shares of common stock outstanding.


                                       RPC, INC. AND SUBSIDIARIES

                                           TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                   NO.
PART I. FINANCIAL INFORMATION
        Item 1.             Financial Statements (Unaudited)
                            Consolidated balance sheets -
                            As of March 31, 2004 and December 31, 2003                             3

                            Consolidated statements of operations -
                            For the three months ended March 31, 2004 and 2003                     4

                            Consolidated statements of cash flows -
                            For the three months ended March 31, 2004 and 2003                     5

                            Notes to consolidated financial statements                            6-11

        Item 2.             Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                  12

        Item 3.             Quantitative and Qualitative Disclosures about Market Risk             19

        Item 4.             Controls and Procedures                                              19-20

PART II.  OTHER INFORMATION

        Item 1.             Legal Proceedings                                                      21

        Item 2.             Changes in Securities, Use of Proceeds and Issuer purchases
                            of Equity Securities                                                   21

        Item 3.             Defaults upon Senior Securities                                        21

        Item 4.             Submission of Matters to a Vote of Security Holders                    21

        Item 5.             Other Information                                                      21

        Item 6.             Exhibits and Reports on Form 8-K                                       22

SIGNATURES                                                                                         23

                           RPC, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
                                 (In thousands)
                                   (Unaudited)


                                                      MARCH 31,     December 31,
                                                        2004           2003
--------------------------------------------------------------------------------
ASSETS


Cash and cash equivalents                            $  13,229        $  22,302
Accounts receivable, net                                66,338           53,719
Inventories                                             10,838           10,057
Deferred income taxes                                    5,250            6,394
Taxes receivable                                         2,074            4,149
Prepaid expenses and other current assets                3,363            3,614
--------------------------------------------------------------------------------
Total current assets                                   101,092          100,235
Equipment and property, net                            108,916          109,163
Intangibles, net                                        15,905           15,488
Other assets                                             1,870            1,864
--------------------------------------------------------------------------------
TOTAL ASSETS                                         $ 227,783        $ 226,750
================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                     $  22,038        $  19,603
Accrued payroll and related expenses                     6,227            8,526
Accrued insurance expenses                               3,130            2,852
Accrued state, local and other taxes                       950            1,549
Current portion of long-term debt                          700            1,110
Other accrued expenses                                   3,793            3,369
--------------------------------------------------------------------------------
Total current liabilities                               36,838           37,009
Long-term accrued insurance expenses                     5,798            5,856
Long-term debt                                           4,800            4,800
Pension liabilities                                      9,220           12,972
Deferred income taxes                                   13,415           13,296
Other long-term liabilities                              1,598            1,711
--------------------------------------------------------------------------------
Total liabilities                                       71,669           75,644
--------------------------------------------------------------------------------
Common stock                                             2,863            2,862
Capital in excess of par value                          26,833           26,796
Retained earnings                                      133,766          128,824
Deferred compensation                                   (1,015)          (1,076)
Accumulated other comprehensive loss                    (6,333)          (6,300)
--------------------------------------------------------------------------------
Total stockholders' equity                             156,114          151,106
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 227,783        $ 226,750
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                           RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                      (In thousands except per share data)
                                   (Unaudited)


                                                  Three months ended March 31,
                                                --------------------------------
                                                       2004              2003
--------------------------------------------------------------------------------
REVENUES                                        $    80,002       $    60,700

------------------------------------------------------------------------------
Cost of services rendered and goods sold             47,107            39,926
Selling, general and administrative expenses         15,126            11,953
Depreciation and amortization                         8,536             7,996
------------------------------------------------------------------------------
Operating profit                                      9,233               825
Interest expense, net                                    25                15
Other income (expense), net                             149              (318)
------------------------------------------------------------------------------
Income before income taxes                            9,357               492
Income tax provision                                  3,556               187
------------------------------------------------------------------------------
NET INCOME                                      $     5,801       $       305
==============================================================================


EARNINGS PER SHARE
     Basic                                      $      0.21       $      0.01
                                                 ===========       ===========
     Diluted                                           0.20              0.01
                                                 ===========       ===========

DIVIDENDS PER SHARE                             $     0.030       $      0.025
                                                 ===========       ===========

AVERAGE SHARES OUTSTANDING
     Basic                                           28,267            28,257
                                                 ===========       ===========
     Diluted                                         28,714            28,657
                                                 ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                           RPC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003
                                 (In thousands)
                                   (Unaudited)


                                                   Three months ended March 31,
                                                   ----------------------------
                                                          2004           2003
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
   NET INCOME                                        $    5,801     $      305
   Noncash charges (credits) to earnings:
      Depreciation and amortization                       8,555          8,022
      (Gain) loss on sale of equipment and property         (65)           587
      Deferred income tax provision (benefit)             1,283           (570)
   (Increase) decrease in assets:
      Accounts receivable                               (12,619)        (5,147)
      Taxes receivable                                    2,075            (72)
      Inventories                                          (781)           460
      Prepaid expenses and other current assets             182             22
      Other non-current assets                               10            215
   Increase (decrease) in liabilities:
      Accounts payable                                    2,435            185
      Accrued payroll and related expenses               (2,299)        (2,904)
      Pension liabilities                                (3,752)             0
      Accrued insurance expenses                            220            633
      Accrued state, local and other expenses              (599)          (208)
      Other accrued expenses                               (116)           488
-------------------------------------------------------------------------------
Net cash provided by operating activities                   330          2,016
-------------------------------------------------------------------------------


INVESTING ACTIVITIES
Capital expenditures                                     (8,625)        (8,253)
Purchase of businesses                                        0           (625)
Proceeds from sale of assets                                453            210
-------------------------------------------------------------------------------
Net cash used in investing activities                    (8,172)        (8,668)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payment of dividends                                       (859)          (715)
Payments on debt                                           (410)          (474)
Cash paid for common stock purchased and retired             (6)            (7)
Proceeds received upon exercise of stock options             44             11
-------------------------------------------------------------------------------
Net cash used in financing activities                    (1,231)        (1,185)
-------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                (9,073)        (7,837)
Cash and cash equivalents at beginning of period         22,302         11,533
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period           $   13,229     $    3,696
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

     The accompanying unaudited condensed consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries ("RPC" or the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

2.   EARNINGS PER SHARE

     Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. A reconciliation of the weighted average shares outstanding is as follows:

                                                  THREE MONTHS ENDED MARCH 31,
     (In thousands)
                                                    2004             2003
                                                    ----             ----

     Basic                                         28,267           28,257
     Dilutive effect of stock options and
     restricted shares                                447              400
                                               ---------------- --------------
     Diluted                                       28,714           28,657
                                               ================ ==============

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." The Interpretation requires that a variable interest entity, as defined, be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2003 in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has not entered into any agreements subject to FIN 46 since January 31, 2003 and does not have any agreements in place that were executed prior to January 31, 2003 that are subject to the Interpretation's provisions. As a result, the Company believes that the adoption of the Interpretation did not have an impact on the financial position, results of operations or liquidity of the Company.

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accountings Standard No. 132 (revised 2003) ("SFAS 132R"), "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." SFAS 132R does not change the measurement or recognition provisions for defined benefit pensions and other post-retirement benefits; however, it requires additional annual disclosures about assets, obligations, cash flows and net periodic benefit cost of those plans. SFAS 132R also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from previous amounts disclosed. The disclosure rules apply to annual financial statements for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The Company has adopted the provisions of SFAS 132R and presented the disclosures in Note 8 to the consolidated financial statements.

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:


                                                       Three months ended
                                                       ------------------
                                                           March 31,
                                                           ---------
     (In thousands)
                                                     2004             2003
                                                     ----             ----

     Net income as reported                      $     5,801       $      305

     Change in unrealized gain on
       marketable securities, net of
       taxes of ($20) and ($43)                          (33)             (70)
                                                 ------------------------------
     Comprehensive income                        $     5,768       $      235
                                                 ==============================


5.   STOCK-BASED COMPENSATION

     RPC accounts for its stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has computed for pro forma disclosure purposes the value of all options granted during the three months ended March 31, 2004 and 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation. If RPC had accounted for the stock incentive plans in accordance with SFAS No. 123, RPC's reported net income per share would have been as follows:

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  Three months ended
                                                       March 31,
-------------------------------------------------------------------------------
                                                2004                2003
                                                ----                ----
(IN THOUSANDS)

Net income - as reported                $           5,801     $            305
Add:  Stock-based employee
      compensation cost,
      included in reported net
      income, net of related
      tax effect
                                                       38                   37
Deduct: Stock-based employee
        compensation cost,
        computed using the
        Black Scholes option
        pricing model, for all
        awards, net of related tax                   (227)                (239)
        effect
-------------------------------------------------------------------------------
Pro forma net income                    $           5,612     $            103
===============================================================================

Earnings per share, as reported
  Basic                                 $            0.21     $           0.01
  Diluted                                            0.20                 0.01

Pro forma earnings per share
  Basic                                 $            0.20     $           0.00
  Diluted                                            0.20                 0.00


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

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Certain information with respect to RPC's business segments is set forth in the following table:

                                               Three months ended March 31,
                                                  2004             2003

                                 (IN THOUSANDS)
     REVENUES:
         Technical Services                   $     65,486    $      47,818
         Support Services                           11,700            9,698
         Other                                       2,816            3,184
     ---------------------------------------   ------------    -------------
     Total revenues                           $     80,002    $      60,700
     =======================================   ============    =============
     OPERATING PROFIT (LOSS):
         Technical Services                   $     11,150    $       2,717
         Support Services                              139              (25)
         Other                                        (211)            (238)
         Corporate expenses                         (1,845)          (1,629)
     ---------------------------------------   ------------    -------------
     Total operating profit (loss)            $      9,233    $         825
     ---------------------------------------   ------------    -------------
     Other income (expense), net                       149             (318)
     Interest expense, net                              25               15
     ---------------------------------------   ------------    -------------
     Income before income taxes               $      9,357    $         492
     =======================================   ============    =============

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   INVENTORIES

     Inventories consist of the following:

                                                    MARCH 31, 2004             December 31, 2003
      ----------------------------------------------------------------------------------------------
      (IN THOUSANDS)
      Raw materials and supplies               $                 10,203     $                 8,251
      Work in process                                               420                         317
      Finished goods                                                215                       1,489
      ----------------------------------------------------------------------------------------------
      Total inventories                        $                 10,838     $                10,057
      ==============================================================================================


8.   EMPLOYEE BENEFIT PLAN

The following represents the net periodic defined benefit cost and related components in accordance with SFAS 132R described in Note 3.

                                                                         Three months ended March 31
                                                                        2004                      2003
      -----------------------------------------------------------------------------------------------------------
      (IN THOUSANDS)
      Service cost                                            $                      -  $                      -
      Interest cost                                                                437                       484
      Expected return on plan assets                                             (361)                     (341)
      Amortization of:
           Prior service cost                                                        -                         -
           Unrecognized net (gains) and losses                                     230                       257
      -----------------------------------------------------------------------------------------------------------
      Net periodic benefit cost                               $                    306  $                    400
      ===========================================================================================================

RPC disclosed in its most recent Form 10K that it expected to contribute $4,800,000 to its defined benefit plan in 2004. As of March 31, 2004, the Company has contributed approximately $4,200,000 to the pension plan. The Company is currently evaluating its funding obligations for the remainder of 2004 under the Pension Funding Equity Act of 2004 legislation that was passed in April 2004 and will then re-evaluate the level of additional funding for the remainder of the year.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

The discussion on Critical Accounting Polices is incorporated herein by reference from the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003. There have been no significant changes in the critical accounting policies since year-end.

GENERAL
-------

The Company's operations are influenced by U.S. domestic oil and natural gas well drilling, which relates to new wells, and production activity, which relates to existing wells. Factors within the drilling and production industry that impact the Company's business include the geographic location of wells, the conditions under which they are drilled, and the production enhancement services which they require. The Technical Services segment provides completion, production, and maintenance services to a customer's well. The demand for these services is more influenced by production activities than drilling activities; however, production activity typically increases at the same time drilling activity increases. The Support Services segment primarily provides equipment for customer operations, and the demand for these services tends to depend more on drilling activities than production activities. Drilling activity is influenced by the price of oil and natural gas. We believe that our activity levels are affected more by natural gas prices than oil prices, due to the nature of our services and our current geographic concentration in the domestic U.S. market. The prices of oil and natural gas are influenced by a wide variety of factors

                           RPC, INC. AND SUBSIDIARIES


and can be very volatile. This volatility can cause a great deal of fluctuation in the Company's revenues, profitability, and cash flow.

Although the Company has historically generated revenues internationally, the majority of revenues generated during the three months ended March 31, 2004 were from the U.S. domestic oilfields. Domestic drilling activity, as measured by the weekly active rig count, reached its most recent cyclical peak in July 2001 with 1,293 active oil and gas rigs in operation. Activity began to decline in the third and fourth quarter of 2001 due to decreased demand and high natural gas storage levels. This depressed rig count continued in early 2002 and reached a weekly low of 738 during the third quarter of 2002. The average weekly rig count for the three months ended March 31, 2004 was 1,119, which was 25.3 percent higher than the average weekly rig count during the three months ended March 31, 2003. The Company believes that the rig count has stabilized for the near term, but is susceptible to further fluctuation based on the strength and timing of the economic recovery, near term weather conditions in the United States, the actions of the OPEC cartel, the supply of oil and natural gas in the United States, and the prospect of continued tensions in the oil-producing countries of the Middle East.

RESULTS OF OPERATIONS
---------------------

-------------------------------------------------------------------------------------------------------
                                                                           2004              2003
THREE MONTHS ENDED MARCH 31,
-------------------------------------------------------------------------------------------------------
Consolidated revenues [IN THOUSANDS]                                $         80,002  $         60,700
Revenues by business segment [IN THOUSANDS] :
  Technical                                                         $         65,486  $         47,818
  Support                                                                     11,700             9,698
  Other                                                                        2,816             3,184

Consolidated  operating profit [IN THOUSANDS]                       $          9,233  $            825
Operating profit (loss)  by business segment [IN THOUSANDS]:
  Technical                                                         $         11,150  $          2,717
  Support                                                                        139              (25)
  Other                                                                        (211)             (238)
  Corporate expenses                                                $        (1,845)  $        (1,629)

Percentage cost of services rendered  & goods sold to revenues                 58.9%             65.8%
Percentage selling, general & administrative expenses to
  revenues                                                                     18.9%             19.7%
Percentage depreciation and amortization expense to revenues                   10.7%             13.2%
Average U.S. domestic rig count                                                1,119               893
Average natural gas price (per thousand cubic feet (mcf))           $           5.63  $           6.13
Average oil price (per barrel)                                      $          34.14  $          35.12

-------------------------------------------------------------------------------------------------------

                           RPC, INC. AND SUBSIDIARIES


THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003
-------------------------------------------------------------------------------

REVENUES for the three months ended March 31, 2004 increased $19,302,000 or 31.8 percent compared to the three months ended March 31, 2003. The Technical Services segment revenues increased 37.0 percent from last year's first quarter revenues. The Support Services segment revenues for the quarter ended March 31, 2004 increased 20.6 percent from last year's first quarter revenues. Revenues increased compared to prior year due to higher overall activity and pricing levels, despite slightly lower oil and gas prices, in most of our service lines.

Domestic revenues increased during the quarter due to higher customer drilling activity. The average domestic rig count during the first quarter was 25.3 percent higher than the same period in 2003. Our consolidated revenues grew at a higher rate than the overall domestic rig count, principally because of the effect of our new operations in Kuwait and our Bronco Oilfield Services acquisition, which was closed in the second quarter of 2003. These increases were partially offset by continued weakness in the Gulf of Mexico market. At the end of the quarter, the Gulf of Mexico rig count was 88, or 10 percent lower than the prior year. In addition, the average price of natural gas declined by 8 percent during the period as compared to the prior year. We believe that our activity levels are affected more by natural gas prices than by the price of oil. Foreign revenues increased significantly during the three months ended March 31, 2004 as compared to the prior year due to the inception of our new operations in Kuwait; however, foreign revenues remain a small percentage of total revenues.

COST OF SERVICES RENDERED AND GOODS SOLD for the three months ended March 31, 2004 was $47,107,000 compared to $39,926,000 for the three months ended March 31, 2003, an increase of $7,181,000 or 18.0 percent. This increase was due to higher activity levels, which resulted in increased direct employment costs and increases in other operational expenses such as materials and supplies expenses, sub-rental expense and fuel costs partially offset by lower casualty insurance expenses due to improved claims experience during the first quarter of 2004 compared to 2003. Cost of services rendered and goods sold, as a percent of revenues, decreased from the first quarter of 2003 compared to the first quarter of 2004 as a result of improved leverage due to overall higher utilization of personnel and operating equipment and increased revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 2004 were $15,126,000 compared to $11,953,000 for the three months ended March 31, 2003, an increase of $3,173,000 or 26.5 percent. These expenses increased primarily due to higher employment costs mainly as a result of an increase in number of employees and

                           RPC, INC. AND SUBSIDIARIES


higher incentive compensation expenses consistent with improved operating results. Selling, general and administrative expenses as a percent of revenues decreased from the first quarter of 2003 compared to the first quarter of 2004 due primarily to a large amount of fixed costs leveraged over a higher revenue base.

DEPRECIATION AND AMORTIZATION was $8,536,000 for the three months ended March 31, 2004, an increase of $540,000 or 6.8 percent compared to $7,996,000 for the quarter ended March 31, 2003. This increase in depreciation and amortization resulted from various capital expenditures during the previous twelve months within Support Services and Technical Services, and from the effect of the acquisition completed during the second quarter of 2003.

OPERATING PROFIT for the three months ended March 31, 2004 increased $8,408,000 compared to the three months ended March 31, 2003. This improvement is the result of increased revenues because of higher customer activity levels, partially offset by the increases in costs of services rendered and goods sold, selling, general and administrative expenses, and depreciation and amortization, as discussed above.

OTHER INCOME (EXPENSE), NET for the three months ended March 31, 2004 was $149,000, an increase of $467,000 compared to expense of $318,000 for the three months ended March 31, 2003. For the three months ended March 31, 2004 and 2003, other income (expense), net primarily reflects net gains and losses related to the sale of operating equipment.

INTEREST EXPENSE, NET was $25,000 for the three months ended March 31, 2004 compared to $15,000 for the quarter ended March 31, 2003. The increase in interest expense, net resulted primarily from interest expense on promissory notes issued in connection with acquisitions. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original maturities of three months or less. Interest income did not vary in the current period compared to the prior year.

INCOME TAX PROVISION was $3,556,000 during the three months ended March 31, 2004, compared to $187,000 in 2003. This increase was due to the increase in operating profit during the period, as the effective tax rate was the same for the three months ended March 31, 2004 and 2003.

                           RPC, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  -----------------------------------------------------------------------------
  (IN THOUSANDS)                                    2004             2003
  -----------------------------------------------------------------------------

  Net cash provided by operating activities    $          330   $        2,016
  Net cash used for investing activities              (8,172)          (8,668)
  Net cash used for financing activities              (1,231)          (1,185)
  -----------------------------------------------------------------------------

The Company's decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.

Cash provided by operating activities for the three months ended March 31, 2004 decreased $1,686,000 or 83.6 percent compared to the three months ended March 31, 2003. Although net income improved $5,496,000, cash provided from operating activities decreased due to increased working capital requirements consistent with the Company's recent revenue increases. Working capital increases during the period compared to the prior year were caused principally by increases in accounts receivable and inventory offset partially by increases in accounts payable and a decrease in income taxes receivable. Also contributing to the decline was a $4.2 million contribution to the pension plan during the first quarter of 2004 and increases in accrued payroll and related expenses and accrued state taxes.

Cash used in investing activities for the three months ended March 31, 2004 decreased by $496,000, compared to the three months ended March 31, 2003, primarily as a result of a slight increase in proceeds from sale of assets in the current period slightly offset by an increase in capital expenditures during the current period. Also contributing to the decline in proceeds used for investing activities during the current period is the acquisition made during the three months ended March 31, 2003.

Cash used in financing activities for the three months ended March 31, 2004 increased by $46,000, compared to the three months ended March 31, 2003, primarily as a result of a 20 percent increase in dividends paid per share partially offset by slightly lower debt service requirements.

The prices for oil and natural gas remain historically strong, but until recently, have failed to drive any increase in drilling activity. Prices of oil and natural gas have also been volatile in the last several quarters, due to uncertainties over the conflict in the Middle East and fluctuating natural gas storage levels. Although the weekly domestic rig count has recently increased, the Company still believes that the operating environment for our services is uncertain in the near term. As a result of this uncertainty, RPC is monitoring customer exploration and production activity levels very closely, and is only making capital expenditures to support known customer requirements or to maintain our existing fleet of operating equipment. The Company currently expects that capital expenditures during

                           RPC, INC. AND SUBSIDIARIES


2004 will be approximately $40 million, of which $8.6 million has been spent as of March 31, 2004, but the actual amount will be highly dependent upon our financial results for the remainder of 2004.

The Company's Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. In the first quarter of 2002, the Company's Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective March 31, 2002. However, the adverse conditions in the equity markets, along with the low interest rate environment, have had an unfavorable impact on the funded status of the Company's defined benefit pension plan. As expected the Company's pension expense increased in 2004 compared to 2003 primarily because of the decline in the discount rate used to calculate plan liabilities offset slightly by improved pension asset performance in 2003. As of March 31, 2004, the Company has contributed approximately $4,200,000 to the pension plan. The Company is currently evaluating its funding obligations for the remainder of 2004 under the Pension Funding Equity Act of 2004 legislation that was passed in April 2004 and will then re-evaluate the level of additional funding for the remainder of the year.

We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, which includes access to a $25 million credit facility with a financial institution, of which $14 million was available as of March 31, 2004, and cash expected to be generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months. The portion of the credit facility that is not currently available supports letters of credit relating to self-insurance programs or contract bids. We believe our liquidity will allow us to grow our asset base and revenues as business conditions and customer activity levels increase.

SHARE REPURCHASES
-----------------

Under a plan authorized by its Board of Directors, the Company has purchased an aggregate of 1,839,000 shares of its common stock on the open market during prior periods and can purchase up to 161,000 additional shares. In January 2004, the Board approved an increase of 1,500,000 shares to the previous stock repurchase program to a total of 1,651,000 shares available for repurchase. There were no repurchases of stock during the three months ended March 31, 2004.

OFF BALANCE SHEET ARRANGEMENTS
------------------------------

The Company does not have any material off balance sheet arrangements.

                           RPC, INC. AND SUBSIDIARIES


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

INFLATION
---------

RPC purchases its equipment and materials from suppliers who provide competitive prices and the Company believes that the labor markets from which it hires employees are not experiencing significant upward wage pressures. If inflation in the general economy increases, however, the Company's costs for equipment, materials and labor could increase as well. During the three months ending March 31, 2004, the price of steel, for both the commodity and for products manufactured with steel, rose dramatically due to increased worldwide demand. This affected the Company's operations through delays in scheduled deliveries of new equipment. If steel prices remain high, it is likely that the cost of the Company's new equipment will increase. These increases would result in higher capital expenditures and depreciation expense. RPC may not be able to recover such increased costs through price increases to its customers, thereby reducing the Company's future profits. The Company operates in highly competitive areas of the oilfield services industry. The products and services of each of the Company's principal industry segments are sold in highly competitive markets, and its revenues and earnings may be affected by the following factors: changes in competitive prices, fluctuations in the level of activity and major markets, general economic conditions, and governmental regulation.

FORWARD-LOOKING STATEMENTS
--------------------------

Certain statements made in this report that are not historical facts are "forward-looking statements" under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for growth, anticipated pension funding payments, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.

The words "may," "will," "expect," "believe," "anticipate," "project," "estimate," and similar expressions generally identify forward-looking statements. Such statements are based on

                           RPC, INC. AND SUBSIDIARIES


certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and the following: the volatility of oil and natural gas prices, continued downturn in the economy leading to decreased oil and gas exploration, inability to identify or complete acquisitions, adverse weather conditions, inability to attract and retain skilled employees, personal injury or property damage claims, and the changes in the supply and demand for oil and gas.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RPC maintains an investment portfolio, comprised of U.S. Government, corporate and municipal debt securities, which is subject to interest rate risk exposure. As of March 31, 2004, we are not subject to material interest rate risk exposure on these securities since they are highly liquid with maturities of three months or less. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. This risk is managed through conservative policies to invest in high-quality obligations. Also, as of March 31, 2004, RPC had debt with variable interest rates that exposes RPC to certain market risks. In the prior year, RPC performed an interest rate sensitivity analysis related to the debt instruments using a duration model over the near term of the securities and the term of the debt with a 10 percent change in interest rates. RPC is not subject to material interest rate risk exposure based on this analysis, and no material changes in market risk exposures or how those risks are managed is expected.

As of March 31, 2004, RPC had accounts receivable of approximately $66.3 million (net of an allowance for doubtful accounts of approximately $2.3 million). RPC is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the oil and gas industry.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to its management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

                           RPC, INC. AND SUBSIDIARIES


As of the end of the period covered by this report, March 31, 2004 (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           RPC, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

RPC is involved in litigation from time to time in the ordinary course of its business. RPC does not believe that the outcome of such litigation will have a material adverse effect on the financial position or results of operations of RPC.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

                           RPC, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

EXHIBIT
NUMBER                              DESCRIPTION
--------------------------------------------------------------------------------
3.1 Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2      Bylaws of RPC, Inc.

4 Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31,
         1998).

31.1     Section 302 certification for Chief Executive Officer.

31.2     Section 302 certification for Chief Financial Officer.

32.1 Section 906 certifications for Chief Executive Officer and Chief Financial Officer.


b)   Reports on Form 8-K during the quarter ended March 31, 2004

--------------------------------------------------------------------------------
                     Date of
Date filed           earliest event      Description of event
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
January 9, 2004      January 9, 2004     Item 5 and Item 7: Press release
                                         announcing  repurchase of 102,800
                                         shares of RPC, Inc. common stock during
                                         the fourth quarter 2003.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
January 20, 2004     January 20, 2004    Item 5 and Item 7: Press release
                                         announcing the date that RPC, Inc. will
                                         release its fourth quarter and year end
                                         2003 results and host conference call
                                         February 17, 2004.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
January 28, 2004     January 27, 2004    Item 5 and Item 7: Press release
                                         announcing increased quarterly dividend
                                         to $0.03 and expansion of the stock
                                         buyback program by 1.5 million shares.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
February 17, 2004    February 17, 2004   Item 7 and Item 12: Press release
                                         announcing 2003 fourth quarter and full
                                         year results.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
February 17, 2004    February 17, 2004   Item 7 and Item  12: To amend
                                         previously filed press release dated
                                         February 17, 2004 in order to include
                                         reference to non-GAAP financial measure
                                         known as earnings before interest,
                                         taxes depreciation and amortization
                                         (EBITDA).
--------------------------------------------------------------------------------

                           RPC, INC. AND SUBSIDIARIES


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RPC, INC.


                                  /s/ Richard A. Hubbell
                                  ----------------------
Date:  May 4, 2004                Richard A. Hubbell
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                                  /s/ Ben M. Palmer
                                  -----------------
Date:  May 4, 2004                Ben M. Palmer
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)