Form 10-Q
period 2004-06-30
RPC INC
filed 2004-08-04
CIK 742278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     (Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of July 15, 2004, RPC, Inc. had 28,756,463 shares of common stock outstanding.


                               RPC, INC. AND SUBSIDIARIES

                                   TABLE OF CONTENTS

                                                                              PAGE NO.
PART I. FINANCIAL INFORMATION
     Item 1.     Financial Statements (Unaudited)
                 Consolidated balance sheets -
                 As of June 30, 2004 and December 31, 2003                        3

                 Consolidated statements of operations -
                 For the six months ended June 30, 2004 and 2003                  4

                 Consolidated statements of cash flows -
                 For the six months ended June 30, 2004 and 2003                  5

                 Notes to consolidated financial statements                      6-11

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                              12

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk       22

     Item 4.     Controls and Procedures                                          22

PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                                23

     Item 2.     Changes in Securities, Use of Proceeds and Issuer
                 Purchases of Equity Securities                                   23

     Item 3.     Defaults upon Senior Securities                                  24

     Item 4.     Submission of Matters to a Vote of Security Holders              24

     Item 5.     Other Information                                                24

     Item 6.     Exhibits and Reports on Form 8-K                                 25

SIGNATURES                                                                        27

                                           2

                           RPC, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                    AS OF June 30, 2004 AND DECEMBER 31, 2003
                                 (In thousands)
                                   (Unaudited)

                                                    JUNE 30,     December 31,
                                                      2004           2003
------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                         $     12,495   $     22,302
Accounts receivable, net                                69,037         53,719
Inventories                                              9,133         10,057
Deferred income taxes                                    4,982          6,394
Income taxes receivable                                  4,902          4,149
Prepaid expenses and other current assets                2,677          3,614
------------------------------------------------------------------------------
Total current assets                                   103,226        100,235
Property, plant and equipment, net                     114,683        109,163
Intangibles, net                                        15,942         15,488
Other assets                                             2,577          1,864
------------------------------------------------------------------------------
TOTAL ASSETS                                      $    236,428   $    226,750
==============================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                  $     21,746   $     19,603
Accrued payroll and related expenses                     8,524          8,526
Accrued insurance expenses                               3,869          2,852
Accrued state, local and other taxes                     2,289          1,549
Current portion of long-term debt                          700          1,110
Other accrued expenses                                     493          3,369
------------------------------------------------------------------------------
Total current liabilities                               37,621         37,009
Accrued insurance expenses                               6,123          5,856
Long-term debt                                           4,100          4,800
Pension liabilities                                      9,614         12,972
Deferred income taxes                                   15,439         13,296
Other long-term liabilities                              1,820          1,711
------------------------------------------------------------------------------
Total liabilities                                       74,717         75,644
------------------------------------------------------------------------------
Common stock                                             2,876          2,862
Capital in excess of par value                          28,572         26,796
Retained earnings                                      140,390        128,824
Deferred compensation                                   (3,820)        (1,076)
Accumulated other comprehensive loss                    (6,307)        (6,300)
------------------------------------------------------------------------------
Total stockholders' equity                             161,711        151,106
------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    236,428   $    226,750
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                                          RPC, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                     (In thousands except per share data)
                                                  (Unaudited)


                                                     Three months ended June 30,     Six months ended June 30,
                                                   ------------------------------  -------------------------------
                                                        2004            2003            2004           2003
---------------------------------------------------------------------------------  -------------------------------
REVENUES                                            $      85,426  $      70,864    $     165,428  $     131,564
Cost of services rendered and goods sold                   49,189         42,390           96,296         82,316
Selling, general and administrative expenses               16,166         13,208           31,292         25,161
Depreciation and amortization                               8,604          8,401           17,140         16,397
---------------------------------------------------------------------------------  -------------------------------
Operating profit                                           11,467          6,865           20,700          7,690
Interest expense, net                                          33             77               58             92
Other income, net                                             620            801              769            483
---------------------------------------------------------------------------------  -------------------------------
Income before income taxes                                 12,054          7,589           21,411          8,081
Income tax provision                                        4,580          2,884            8,136          3,071
---------------------------------------------------------------------------------  -------------------------------
NET INCOME                                          $       7,474  $       4,705    $      13,275  $       5,010
=================================================================================  ===============================

EARNINGS PER SHARE
      Basic                                         $        0.26  $        0.17    $        0.47  $        0.18
                                                     =============  =============    =============  ==============
      Diluted                                                0.26           0.16             0.46           0.17
                                                     =============  =============    =============  ==============

DIVIDENDS PER SHARE                                 $       0.030  $       0.025    $       0.060  $       0.050
                                                     =============  =============    =============  ==============

AVERAGE SHARES OUTSTANDING
      Basic                                                28,300         28,439           28,283         28,348
                                                     =============  =============    =============  ==============
      Diluted                                              28,812         28,851           28,736         28,754
                                                     =============  =============    =============  ==============

The accompanying notes are an integral part of these consolidated financial statements.


                                                      4


                               RPC, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004 and 2003
                                     (In thousands)
                                       (Unaudited)

                                                                  Six months ended June 30,
                                                                 ---------------------------
                                                                    2004           2003
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   NET INCOME                                                    $    13,275     $    5,010
   Noncash charges (credits) to earnings:
      Depreciation, amortization and other non-cash charges           17,301         16,450
      (Gain) loss on sale of property and equipment                     (872)           354
      Deferred income tax provision (benefit)                          3,559           (600)
   (Increase) decrease in assets:
      Accounts receivable                                            (15,318)       (12,220)
      Income taxes receivable                                           (331)         8,550
      Inventories                                                        924            (27)
      Prepaid expenses and other current assets                          911            652
      Other non-current assets                                          (698)           316
   Increase (decrease) in liabilities:
      Accounts payable                                                 2,143          1,871
      Accrued payroll and related expenses                                (2)        (1,201)
      Pension liabilities                                             (3,358)           960
      Accrued insurance expenses                                       1,284            946
      Accrued state, local and other expenses                            740            416
      Other accrued expenses                                             (39)          (971)
      Other non-current liabilities                                      109            160
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                             19,628         20,666
--------------------------------------------------------------------------------------------


INVESTING ACTIVITIES
Capital expenditures                                                 (25,151)       (14,584)
Purchase of businesses                                                (3,311)        (6,194)
Proceeds from sale of property and equipment                           3,419            686
--------------------------------------------------------------------------------------------
Net cash used in investing activities                                (25,043)       (20,092)
--------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payment of dividends                                                  (1,708)        (1,435)
Payments on debt                                                      (1,110)          (529)
Cash paid for common stock purchased and retired                      (1,922)           (14)
Proceeds received upon exercise of stock options                         348             53
--------------------------------------------------------------------------------------------
Net cash used in financing activities                                 (4,392)        (1,925)
--------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                             (9,807)        (1,351)
Cash and cash equivalents at beginning of period                      22,302         11,533
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $    12,495     $   10,182
============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                             5

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

      The accompanying unaudited condensed consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries ("RPC" or the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

2.    EARNINGS PER SHARE

      Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. A reconciliation of the weighted average shares outstanding is as follows:

                                            Three Months Ended      Six Months Ended
                                            ------------------      ----------------
      (In thousands)                              June 30,              June 30,
                                                  --------              --------
                                             2004         2003      2004          2003
                                             ----         ----      ----          ----
      Basic                                 28,300       28,439    28,283        28,348
      Dilutive effect of stock options
        and restricted shares                  512          412       453           406
                                           ---------------------------------------------
      Diluted                               28,812       28,851    28,736        28,754
                                           =============================================

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    RECENT ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." The Interpretation requires that a variable interest entity, as defined, be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company does not have any agreements in place that are subject to the Interpretation's provisions. As a result, the Company's adoption of the Interpretation did not have an impact on the financial position, results of operations or liquidity of the Company.

      In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." EITF 03-1 applies to investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." EITF 03-1 provides a basic three-step model to evaluate whether the impairment is other than temporary. This model for evaluating impairment must be applied to all current and prospective investments beginning in the second quarter of 2004. Qualitative and quantitative disclosures are effective for the fiscal year ending December 31, 2004. The adoption of EITF 03-1 did not have a material impact on the financial position, results of operations or liquidity of the Company.

4.    COMPREHENSIVE INCOME

      The components of comprehensive income are as follows:

                                            Three Months Ended      Six Months Ended
                                            ------------------      ----------------
      (In thousands)                              June 30,              June 30,
                                                  --------              --------
                                             2004         2003      2004          2003
                                             ----         ----      ----          ----
      Net income as reported               $  7,474     $  4,705  $  13,275    $  5,010

      Change in unrealized gain on
       marketable securities, net of
       taxes                                     26           44         (7)        (25)
                                          ----------------------------------------------
      Comprehensive income                 $  7,500     $  4,749  $  13,268    $  4,985
                                          ==============================================

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    STOCK-BASED COMPENSATION

      RPC accounts for its stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has computed for pro forma disclosure purposes the value of all options granted during the six months ended June 30, 2004 and 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation. If RPC had accounted for the stock incentive plans in accordance with SFAS No.123, RPC's reported net income per share would have been as follows:

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                 Three months ended                    Six months ended
                                                      June 30,                             June 30,
      ---------------------------------------------------------------------------------------------------------
                                             2004                2003             2004                 2003
                                             ----                ----             ----                 ----
      (IN THOUSANDS)
      NET INCOME - AS REPORTED           $       7,474     $        4,705     $       13,275     $        5,010
      ADD:  STOCK-BASED EMPLOYEE
            COMPENSATION COST,
            INCLUDED IN REPORTED NET
            INCOME, NET OF RELATED TAX
            EFFECT                                  85                 38                123                 75
      DEDUCT: STOCK-BASED EMPLOYEE
            COMPENSATION COST,
            COMPUTED USING THE BLACK
            SCHOLES OPTION PRICING
            MODEL, FOR ALL AWARDS, NET
            OF RELATED TAX EFFECT                (278)               (240)              (505)              (479)
      ---------------------------------------------------------------------------------------------------------
      PRO FORMA NET INCOME               $       7,281     $        4,503     $       12,893     $        4,606
      ==========================================================================================================

      EARNINGS PER SHARE, AS REPORTED
        BASIC                            $        0.26     $         0.17     $         0.47     $         0.18
        DILUTED                                   0.26               0.16               0.46               0.17

      PRO FORMA EARNINGS PER SHARE
        BASIC                            $        0.26     $         0.16     $         0.46     $         0.16
        DILUTED                                   0.25               0.16               0.45               0.16

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

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Certain information with respect to RPC's business segments is set forth in the following table:

                                          Three months ended June 30,    Six months ended June 30,
                                           -------------------------    ----------------------------
                                              2004          2003            2004            2003
                                           -------------------------    ----------------------------
        (IN THOUSANDS)
        REVENUES:
            Technical Services            $    70,633   $    58,073    $    136,119    $    105,891
            Support Services                   13,846        10,670          25,546          20,368
            Other                                 947         2,121           3,763           5,305
        ---------------------------------  -----------   -----------    ------------    ------------
        Total revenues                    $    85,426   $    70,864    $    165,428    $    131,564
        =================================  ===========   ===========    ============    ============
        OPERATING PROFIT (LOSS):
            Technical Services            $    11,532   $     8,440    $     22,682    $     11,185
            Support Services                    2,112           750           2,251             697
            Other                                (210)         (543)           (421)           (781)
            Corporate                          (1,967)       (1,782)         (3,812)         (3,411)
        ---------------------------------  -----------   -----------    ------------    ------------
        Total operating profit            $    11,467   $     6,865    $     20,700    $      7,690
        Interest expense, net                      33            77              58              92
        Other income (expense), net               620           801             769             483
        ---------------------------------  -----------   -----------    ------------    ------------
        Income before income taxes        $    12,054   $     7,589    $     21,411    $      8,081
        ---------------------------------  -----------   -----------    ------------    ------------

      At the end of April 2004, RPC sold one of the company's non-oilfield businesses, which was previously reported in the Other segment. This sale generated approximately $ 4 million in cash. The impact of the sale of this business unit on operating and other income was immaterial.

7.    INVENTORIES

      Inventories consist of the following:

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                JUNE 30,         December 31,
                                                 2004                2003
      -------------------------------------------------------------------------
      (IN THOUSANDS)

      Raw materials and supplies           $         9,133     $         8,251
      Work in process                                    -                 317
      Finished goods                                     -               1,489
      -------------------------------------------------------------------------
      Total inventories                    $         9,133     $        10,057
      =========================================================================


8.    EMPLOYEE BENEFIT PLAN

      The following represents the net periodic defined benefit cost and related components of the Company's pension plan.


                                                  Three months ended              Six months ended
                                                       June 30,                       June 30,
                                                 2004            2003           2004              2003
     -------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)
     Service cost                            $           -  $            -  $           -    $           -
     Interest cost                                     437             484            874              969
     Expected return on plan assets                   (361)           (341)          (722)            (681)
     Amortization of unrecognized net
     (gains) and losses                                230             257            461              513
     -------------------------------------------------------------------------------------------------------
     Net periodic benefit cost               $         306  $          400  $         613    $         801
     =======================================================================================================

      RPC disclosed in its most recent Form 10-K that it expected to contribute $4,800,000 to its defined benefit plan in 2004. As of June 30, 2004, the Company has revised this estimate and has contributed approximately $4,200,000 to the pension plan. The Company does not currently expect to make any additional contributions to the defined benefit plan in 2004.

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

Although the Company has historically generated revenues internationally, the majority of revenues generated during the six months ended June 30, 2004 were from the U.S. domestic oilfields. Domestic drilling activity, as measured by the weekly active rig count, reached its most recent cyclical peak in July 2001 with 1,293 active oil and gas rigs in operation. Activity began to decline in the third and fourth quarter of 2001 due to decreased demand and high natural gas storage levels. This depressed rig count continued in early 2002 and reached a weekly low of 738 during the third quarter of 2002. The average weekly rig count for the six months ended June 30, 2004 was 1,141, which was 18.7 percent higher than the average weekly rig count during the six months ended June 30, 2003. The Company believes that the rig count has stabilized for the near term, but is susceptible to further fluctuation based on the strength and timing of the economic recovery, near term weather conditions in the United States, the actions of the OPEC cartel, the supply of oil and natural gas in the United States, and the prospect of continued tensions in the oil-producing countries of the Middle East.

                           RPC, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                             ----------------------------------------------------------
                                                                 2004          2003           2004           2003
-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED REVENUES [IN THOUSANDS]                         $     85,426  $     70,864  $      165,428  $     131,564
REVENUES BY BUSINESS SEGMENT [IN THOUSANDS]:
  TECHNICAL                                                  $     70,633  $     58,073  $      136,119  $     105,891
  SUPPORT                                                          13,846        10,670          25,546         20,368
  OTHER                                                               947         2,121           3,763          5,305

CONSOLIDATED OPERATING PROFIT [IN THOUSANDS]                 $     11,467  $      6,865  $       20,700  $       7,690
OPERATING PROFIT (LOSS) BY BUSINESS SEGMENT [IN THOUSANDS]:
  TECHNICAL                                                  $     11,532  $      8,440  $       22,682  $      11,185
  SUPPORT                                                           2,112           750           2,251            697
  OTHER                                                             (210)         (543)           (421)          (781)
  CORPORATE                                                  $    (1,967)  $    (1,782)  $      (3,812)  $     (3,411)

PERCENTAGE COST OF SERVICES RENDERED  & GOODS SOLD TO
  REVENUES                                                          57.6%         59.8%           58.2%          62.6%
PERCENTAGE SELLING, GENERAL & ADMINISTRATIVE EXPENSES TO
  REVENUES                                                          18.9%         18.6%           18.9%          19.1%
PERCENTAGE DEPRECIATION AND AMORTIZATION EXPENSE TO
  REVENUES                                                          10.1%         11.9%           10.4%          12.5%
AVERAGE U.S. DOMESTIC RIG COUNT                                     1,163         1,028           1,141            961
AVERAGE NATURAL GAS PRICE (PER THOUSAND CUBIC FEET (MCF))    $       6.11  $       5.59  $         5.87  $        5.86
AVERAGE OIL PRICE (PER BARREL)                               $      38.30  $      29.05  $        36.72  $       31.58

-----------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

REVENUES for the three months ended June 30, 2004 increased $14,562,000 or 20.5 percent compared to the three months ended June 30, 2003. The Technical Services segment revenues increased 21.6 percent from last year's second quarter revenues. Revenues in this segment increased compared to prior year due to higher overall customer activity levels, higher pricing levels in certain of our service lines and a shift in the mix of pressure pumping work towards higher revenue generating jobs. The Support Services segment revenues for the quarter ended June 30, 2004 increased 29.8 percent from last year's second quarter revenues. This relatively higher increase was due to significantly higher utilization and slightly higher pricing in rental tools, which is the largest service line within this segment.

Domestic revenues increased during the quarter due to higher customer drilling activity. The average domestic rig count during the second quarter was 13.1 percent higher than the same period in 2003. Our consolidated revenues grew at a higher rate than the overall

                           RPC, INC. AND SUBSIDIARIES

domestic rig count, principally because of the effect of our new operations in Kuwait and a new fishing tool service line, which began in the first quarter of 2004. These increases were partially offset by continued weakness in the Gulf of Mexico market and the sale of one of our non-oilfield businesses, which occurred at the end of April 2004. At the end of the quarter, the Gulf of Mexico rig count was 92 or 11 percent lower than the prior year. In addition, the average price of natural gas increased by 9.3 percent during the period as compared to the prior year. We believe that our activity levels are affected more by natural gas prices than by the price of oil. Foreign revenues increased significantly during the three months ended June 30, 2004 as compared to the prior year due to our new operations in Kuwait which commenced in the first quarter of 2004; however, foreign revenues remain a small percentage of total revenues.

COST OF SERVICES RENDERED AND GOODS SOLD for the three months ended June 30, 2004 was $49,189,000 compared to $42,390,000 for the three months ended June 30, 2003, an increase of $6,799,000 or 16.0 percent. This increase was due to higher activity levels, which resulted in increased direct employment costs and increases in other operational expenses such as materials and supplies expenses, sub-rental expense and fuel costs, and higher casualty insurance expenses due to unfavorable claims experience during the second quarter of 2004 compared to 2003. Cost of services rendered and goods sold, as a percent of revenues, decreased from the second quarter of 2003 compared to the second quarter of 2004 as a result of increased revenues and the related improved operating leverage due to overall higher utilization of personnel and operating equipment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 2004 were $16,166,000 compared to $13,208,000 for the three months ended June 30, 2003, an increase of $2,958,000 or 22.4 percent. These expenses increased primarily due to an increase in bad debt expense and higher employment costs mainly as a result of an increase in number of employees and higher incentive compensation expenses consistent with improved operating results. Selling, general and administrative expenses as a percent of revenues increased slightly from the second quarter of 2003 compared to the second quarter of 2004.

DEPRECIATION AND AMORTIZATION were $8,604,000 for the three months ended June 30, 2004, an increase of $203,000 or 2.4 percent compared to $8,401,000 for the quarter ended June 30, 2003. This increase in depreciation and amortization resulted from various capital expenditures during the previous twelve months within Support Services and Technical Services.

OPERATING PROFIT for the three months ended June 30, 2004 increased $4,602,000 or 67.0 percent compared to the three months ended June 30, 2003. This improvement was the result of increased revenues because of higher customer activity levels, partially offset by the increases in costs of services rendered and goods sold, selling, general and administrative expenses, and depreciation and amortization, as discussed above.

                           RPC, INC. AND SUBSIDIARIES

OTHER INCOME, NET for the three months ended June 30, 2004 was $620,000, a decrease of $181,000 compared to $801,000 for the three months ended June 30, 2003. For the three months ended June 30, 2004 and 2003, other income, net primarily reflects net gains and losses related to the sale of operating equipment.

INTEREST EXPENSE, NET was $33,000 for the three months ended June 30, 2004 compared to $77,000 for the quarter ended June 30, 2003. The decrease in interest expense, net resulted primarily from the reduction in outstanding debt through annual principal payments made early in the second quarter of 2004. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original maturities of three months or less. Interest income increased slightly in the current period compared to the prior year.

INCOME TAX PROVISION was $4,580,000 during the three months ended June 30, 2004, compared to $2,884,000 in 2003. This increase was due to the increase in operating profit during the period, as the effective tax rate was the same for the three months ended June 30, 2004 and 2003.


SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

REVENUES for the six months ended June 30, 2004 increased $33,864,000 or 25.7 percent compared to the six months ended June 30, 2003. The Technical Services segment revenues for the six months ended June 30, 2004 increased 28.5 percent from the same period of the prior year due primarily to higher overall customer activity levels, higher pricing levels in certain of our service lines and a shift in the mix of pressure pumping work towards higher revenue generating jobs. The Support Services segment revenues for the six months ended June 30, 2004 increased 25.4 percent from the same period of the prior year as a result of higher equipment utilization and slightly higher pricing in rental tools, which is the largest service line within this segment.

Domestic revenues increased during the period due to higher customer drilling activity. The average domestic rig count during the six months ended June 30, 2004 was 18.7 percent higher than the same period in 2003. Our consolidated revenues grew at a higher rate than the overall domestic rig count, principally because of the effect of our new operations in Kuwait which began generating operating revenues in the first quarter of 2004, our Bronco Oilfield Services acquisition, which was closed in the second quarter of 2003, and our new fishing tool service line, which began generating revenues in the first quarter of 2004. These increases were partially offset by continued weakness in the Gulf of Mexico market and the sale of one of our non-oilfield businesses, which occurred during the second quarter of 2004. Foreign revenues increased significantly during the six months ended June 30, 2004 as compared to the prior year due to our new operations in Kuwait which commenced in the first quarter of 2004; however, foreign revenues remain a small percentage of total revenues.

                           RPC, INC. AND SUBSIDIARIES

COST OF SERVICES RENDERED AND GOODS SOLD for the six months ended June 30, 2004 was $96,296,000 compared to $82,316,000 for the six months ended June 30, 2003, an increase of $13,980,000 or 17.0 percent. This increase was due to higher activity levels, which resulted in increased direct employment costs, increases in other operational expenses such as materials and supplies expenses, sub-rental expense and fuel costs, and higher casualty insurance expenses due to unfavorable claims experience during the six months ended June, 30 2004 compared to the same period in 2003. Cost of services rendered and goods sold, as a percent of revenues, decreased from the six months ended June 30, 2003 compared to same period of 2004 as a result of improved leverage due to overall higher utilization of personnel and operating equipment and increased revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the six months ended June 30, 2004 were $31,292,000 compared to $25,161,000 for the six months ended June 30, 2003, an increase of $6,131,000 or 24.4 percent. These expenses increased primarily due to an increase in bad debt expense and higher employment costs mainly as a result of an increase in number of employees and higher incentive compensation expenses consistent with improved operating results. Selling, general and administrative expenses as a percent of revenues decreased slightly from the six months ended June 30, 2003 compared to the same period in 2004.

DEPRECIATION AND AMORTIZATION were $17,140,000 for the six months ended June 30, 2004, an increase of $743,000 or 4.5 percent compared to $16,397,000 for the six months ended June 30, 2003. This increase in depreciation and amortization resulted from various capital expenditures during the previous twelve months within Support Services and Technical Services, and from the effect of the acquisition completed during the second quarter of 2003.

OPERATING PROFIT for the six months ended June 30, 2004 increased $13,010,000 compared to the six months ended June 30, 2003. This improvement was the result of increased revenues because of higher customer activity levels, partially offset by the increases in costs of services rendered and goods sold, selling, general and administrative expenses, and depreciation and amortization, as discussed above.

OTHER INCOME, NET for the six months ended June 30, 2004 was $769,000, an increase of $286,000 compared to $483,000 for the six months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, other income, net primarily reflects net gains related to the sale of operating equipment.

INTEREST EXPENSE, NET was $58,000 for the six months ended June 30, 2004 compared to $92,000 for the six months ended June 30, 2003. The decrease in interest expense, net resulted primarily from the reduction in outstanding debt through annual principal payments made in the first and second quarters of 2004. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original

                           RPC, INC. AND SUBSIDIARIES

maturities of three months or less. Interest income increased slightly in the current period compared to the prior year.

INCOME TAX PROVISION was $8,136,000 during the six months ended June 30, 2004, compared to $3,071,000 in 2003. This increase was due to the increase in operating profit during the period, as the effective tax rate was the same for the six months ended June 30, 2004 and 2003.

                           RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

     -------------------------------------------------------------------------------
     (IN THOUSANDS)                                       SIX MONTHS ENDED
                                                              JUNE 30,
                                                 -----------------------------------
                                                      2004               2003
     -------------------------------------------------------------------------------
     Net cash provided by operating activities   $         19,628  $        20,666
     Net cash used for investing activities               (25,043)         (20,092)
     Net cash used for financing activities                (4,392)          (1,925)
     -------------------------------------------------------------------------------

The Company's decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.

Cash provided by operating activities for the six months ended June 30, 2004 decreased $1,038,000 or 5.0 percent compared to the six months ended June 30, 2003. Although net income improved $8,265,000, cash provided from operating activities decreased primarily due to a $4.2 million contribution to the pension plan made during the first quarter of 2004 and receipt of income tax refunds in 2003. Also contributing to the decline was an increase in working capital requirements during 2004 consistent with the Company's recent revenue increases and higher overall activity levels. Working capital increases during the period compared to the prior year were caused principally by increases in accounts receivable and income taxes receivable offset partially by an increase in accounts payable, accrued state taxes and accrued insurance.

Cash used in investing activities for the six months ended June 30, 2004 increased by $4,951,000, compared to the six months ended June 30, 2003, primarily as a result of an increase in capital expenditures partially offset by an increase in proceeds from sale of property and equipment and less cash used in purchases of businesses.

Cash used in financing activities for the six months ended June 30, 2004 increased by $2,467,000, compared to the six months ended June 30, 2003, primarily as a result of a 20 percent increase in dividends paid per share, slightly higher debt service requirements, and an increase in stock repurchases.

The prices for oil and natural gas remain historically strong, but until recently, have failed to drive any increase in drilling activity. Prices of oil and natural gas have also been volatile in the last several quarters, due to uncertainties over the conflict in the Middle East and fluctuating natural gas storage levels. Although the weekly domestic rig count has recently increased, the Company still believes that the operating environment for our services is uncertain in the near term. As a result of this uncertainty, RPC is monitoring customer exploration and production activity levels very closely, and is only making capital expenditures to support known customer requirements or to maintain our existing fleet of operating equipment. The Company currently expects that capital expenditures during 2004 will be approximately $55 million, of which $25.1 million has been spent as of June

                           RPC, INC. AND SUBSIDIARIES

30, 2004, but the actual amount will be highly dependent upon our financial results for the remainder of 2004.

The Company's Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. In the first quarter of 2002, the Company's Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective June 30, 2002. However, the adverse conditions in the equity markets, along with the low interest rate environment, have had an unfavorable impact on the funded status of the Company's defined benefit pension plan. During the first quarter of 2004, the Company contributed approximately $4,200,000 to the pension plan. The Company does not currently expect to make any additional contribution to the defined benefit plan in 2004.

We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, which includes access to a $25 million credit facility with a financial institution, of which $11.6 million was available as of June 30, 2004, and cash expected to be generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months. The portion of the credit facility that is not currently available supports letters of credit relating to self-insurance programs or contract bids. We believe our liquidity will allow us to grow our asset base and revenues as business conditions and customer activity levels increase.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

SEASONALITY

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

INFLATION

RPC purchases its equipment and materials from suppliers who provide competitive prices and the Company believes that the labor markets from which it hires employees are not experiencing significant upward wage pressures. If inflation in the general economy increases, however, the Company's costs for equipment, materials and labor could increase as well. During the six months ended June 30, 2004, the price of steel, for both the commodity and for products manufactured with steel, rose dramatically due to

                           RPC, INC. AND SUBSIDIARIES

increased worldwide demand. This affected the Company's operations through delays in scheduled deliveries of new equipment and price quotations that were only valid for a limited period of time. Although prices remain high as of June 30, 2004, the rate of increase in prices has slowed, and suppliers are more easily able to meet customers' demands. If steel prices remain high, it is likely that the cost of the Company's new equipment will increase. These increases would result in higher capital expenditures and depreciation expense. RPC may not be able to recover such increased costs through price increases to its customers, thereby reducing the Company's future profits. The Company operates in highly competitive areas of the oilfield services industry. The products and services of each of the Company's principal industry segments are sold in highly competitive markets, and its revenues and earnings may be affected by the following factors: changes in competitive prices, fluctuations in the level of activity and major markets, general economic conditions, and governmental regulation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2004, cash and cash equivalents are primarily invested in money market accounts which are highly liquid with maturities of three months or less. As a result, we are not subject to material interest rate risk exposure on these

                           RPC, INC. AND SUBSIDIARIES

investments. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. This risk is managed through conservative policies to invest in high-quality obligations. Also, as of June 30, 2004, RPC had debt with variable interest rates that exposes RPC to certain market risks. In the prior year, RPC performed an interest rate sensitivity analysis related to the debt instruments using a duration model over the near term of the securities and the term of the debt with a 10 percent change in interest rates. RPC is not subject to material interest rate risk exposure based on this analysis, and no material changes in market risk exposures or how those risks are managed is expected.

As of June 30, 2004, RPC had accounts receivable of approximately $69 million (net of an allowance for doubtful accounts of approximately $2.7 million). RPC is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the oil and gas industry.

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

As of the end of the period covered by this report, June 30, 2004 (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

SHARE REPURCHASES

Under a plan authorized by its Board of Directors on March 9, 1998, the Company has purchased an aggregate of 1,839,000 shares of its common stock on the open market and can purchase up to 161,000 additional shares. In January 2004, the Board approved an increase of 1,500,000 shares to the previous stock repurchase program to a total of 1,651,000 shares available for repurchase. Currently the program does not have a predetermined expiration date. There were no repurchases of stock on the open market during the six months ended June 30, 2004.

The following shares were repurchased during the three months ended June 30, 2004:

--------------------- ---------------------- ---------------------- ------------------ -----------------------
                                                                     Total number of
                                                                        Shares (or      Maximum Number (or
                                                                     Units) Purchased    Approximate Dollar
                                                                        as Part of      Value) of Shares (or
                          Total Number of                                Publicly        Units) that May Yet
                         Shares (or Units)   Average Price Paid per   Announced Plans    Be Purchased Under
        Period               Purchased          Share (or Unit)         or Programs     the Plans or Programs
--------------------- ---------------------- ---------------------- ------------------ -----------------------
April 1, 2004 -                         (1)
April 30, 2004                  90,334  (2)    $           12.02                   -                    -

May 1, 2004 -
May 31, 2004                         -         $               -                   -                    -

June 1, 2004 -
June 30, 2004                    6,750  (1)    $           14.40                   -                    -

--------------------- ---------------------- ---------------------- ------------------ -----------------------
Total                           97,084                     12.18                   -                    -
===================== ====================== ====================== ================== =======================

(1) Represents shares tendered in connection with the exercise of employee stock options except as noted in footnote 2.
(2) Purchases in April 2004 include 83,500 restricted shares, which were issued in connection with a business acquisition, reacquired at $11.90 per share, pursuant to an agreement.

                           RPC, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 27, 2004. At the meeting, the stockholders, i.) re-elected three Class III directors to the Board of Directors for the terms expiring in 2007 and ii) approved the RPC, Inc. 2004 Stock Incentive Plan.

The following table sets forth the votes cast with respect to each of these proposals:

 ----------------------------------- ---------------- --------------- ---------------- ------------ ---------------
                                                                                                      BROKER NON
              PROPOSAL                     FOR           AGAINST         WITHHELD        ABSTAIN         VOTES
 ----------------------------------- ---------------- --------------- ---------------- ------------ ---------------
 Re-election of
 Wilton Looney                            25,283,626             n/a        2,100,867            -             n/a
 ----------------------------------- ---------------- --------------- ---------------- ------------ ---------------
 Re-election of
 Gary W. Rollins                          25,296,145             n/a        2,088,348            -             n/a
 ----------------------------------- ---------------- --------------- ---------------- ------------ ---------------
 Re-election of
 James A. Lane, Jr.                       25,395,927             n/a        1,988,566            -             n/a
 ----------------------------------- ---------------- --------------- ---------------- ------------ ---------------
 RPC, Inc. 2004 Stock
 Incentive Plan                           21,411,865       4,805,677              n/a      290,738       1,326,213
 ----------------------------------- ---------------- --------------- ---------------- ------------ ---------------

Messrs. R. Randall Rollins, Henry B. Tippie, James B. Williams, Richard A. Hubbell and Ms. Linda H. Graham were not up for re-election and have continued as directors.

ITEM 5.  OTHER INFORMATION

None

                           RPC, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

a)   Exhibits


 EXHIBIT
 NUMBER         DESCRIPTION
-----------------------------------------------------------------------------------------------
3.1             Restated  certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2             Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.2 to the
                Registrant's Quarterly Report on Form 10-Q filed on May 5, 2004).

4               Form of Stock Certificate (incorporated herein by reference to the Annual
                Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1            2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant's definitive Proxy Statement filed on March 24, 2004).

31.1            Section 302 certification for Chief Executive Officer.

31.2            Section 302 certification for Chief Financial Officer.

32.1            Section 906 certifications for Chief Executive Officer and Chief Financial
                Officer.

-----------------------------------------------------------------------------------------------

                           RPC, INC. AND SUBSIDIARIES


Item 6.  Exhbits and Reports on Form 8-K

b.) Reports on Form 8-K during the quarter ended June 30, 2004

 ---------------- ------------------ ---------------------------------------------------------------------
                       DATE OF
    DATE FILED      EARLIEST EVENT                            DESCRIPTION OF EVENT
 ---------------- ------------------ ---------------------------------------------------------------------

  April 20, 2004    April 19, 2004   Item 7 and Item 12: Press release to announce first quarter 2004 results and host a conference call on April 28, 2004.  RPC also discloses that the Company expects first quarter diluted earnings per share to exceed the published analyst estimates for the first quarter of $0.11.
 ---------------- ------------------ ---------------------------------------------------------------------
  April 28, 2004    April 28, 2004   Item 5 and Item 7: Press release announcing first quarter cash dividend that declared a quarterly cash dividend of $0.03 per share.
 ---------------- ------------------ ---------------------------------------------------------------------
  April 28, 2004    April 28, 2004   Item 5 and Item 7: Press release announcing first quarter 2004 results.
 ---------------- ------------------ ---------------------------------------------------------------------
  July 16, 2004     July 16, 2004    Item 5 and Item 7: Press release to announce second quarter 2004 results and host a conference call on July 28, 2004 that announces the date that RPC, Inc. will release second quarter 2004 results.
 ---------------- ------------------ ---------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         RPC, INC.



                                         /s/ Richard A. Hubbell
                                         ----------------------
Date: August 4, 2004                     Richard A. Hubbell
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


                                         /s/ Ben M. Palmer
                                         ----------------------
Date: August 4, 2004                     Ben M. Palmer
                                         Vice President and Chief Financial
                                         Officer
                                         (Principal Financial and Accounting
                                         Officer)