Form 10-Q
period 2004-09-30
RPC INC
filed 2004-11-02
CIK 742278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of October 15, 2004, RPC, Inc. had 28,767,537 shares of common stock outstanding.


                                        RPC, INC. AND SUBSIDIARIES

                                            TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                      NO.
PART I.   FINANCIAL INFORMATION
       Item 1.         Financial Statements (Unaudited)
                       Consolidated balance sheets -
                       As of September 30, 2004 and December 31, 2003                                 3

                       Consolidated statements of operations -
                       For the three months and nine months ended September 30, 2004 and 2003         4

                       Consolidated statements of cash flows -
                       For the nine months ended September 30, 2004 and 2003                          5

                       Notes to consolidated financial statements                                   6 - 11

       Item 2.         Management's Discussion and Analysis of Results of Operations and
                       Financial Condition
                                                                                                      12

       Item 3.         Quantitative and Qualitative Disclosures about Market Risk                     23

       Item 4.         Controls and Procedures                                                        23

PART II.  OTHER INFORMATION

       Item 1.         Legal Proceedings                                                              25

       Item 2.         Unregistered sales of equity securities and use of proceeds                    25

       Item 3.         Defaults upon Senior Securities                                                26

       Item 4.         Submission of Matters to a Vote of Security Holders                            26

       Item 5.         Other Information                                                              26

       Item 6.         Exhibits                                                                       27

SIGNATURES                                                                                            28


                                      RPC, INC. AND SUBSIDIARIES
                                    PART I. FINANCIAL INFORMATION
                                     ITEM 1. FINANCIAL STATEMENTS

                                     CONSOLIDATED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                            (In thousands)
                                             (Unaudited)


                                                         SEPTEMBER 30,              December 31,
                                                             2004                       2003
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                           $             16,101        $            22,302
Accounts receivable, net                                          73,403                     53,719
Inventories                                                       10,161                     10,057
Deferred income taxes                                              5,905                      6,394
Income taxes receivable                                            4,047                      4,149
Prepaid expenses and other current assets                          1,370                      3,614
----------------------------------------------------------------------------------------------------
Total current assets                                             110,987                    100,235
Property, plant and equipment, net                               117,039                    109,163
Intangibles, net                                                  15,932                     15,488
Other assets                                                       2,415                      1,864
----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                        $            246,373        $           226,750
====================================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                    $             21,846        $            19,603
Accrued payroll and related expenses                               9,447                      8,526
Accrued insurance expenses                                         4,041                      2,852
Accrued state, local and other taxes                               1,721                      1,549
Current portion of long-term debt                                  2,700                      1,110
Other accrued expenses                                               708                      3,369
----------------------------------------------------------------------------------------------------
Total current liabilities                                         40,463                     37,009
Accrued insurance expenses                                         6,458                      5,856
Long-term debt                                                     2,100                      4,800
Pension liabilities                                               10,013                     12,972
Deferred income taxes                                             13,638                     13,296
Other long-term liabilities                                        2,610                      1,711
----------------------------------------------------------------------------------------------------
Total liabilities                                                 75,282                     75,644
----------------------------------------------------------------------------------------------------
Common stock                                                       2,876                      2,862
Capital in excess of par value                                    28,348                     26,796
Retained earnings                                                149,778                    128,824
Deferred compensation                                             (3,643)                    (1,076)
Accumulated other comprehensive loss                              (6,268)                    (6,300)
----------------------------------------------------------------------------------------------------
Total stockholders' equity                                       171,091                    151,106
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $            246,373        $           226,750
====================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.


                                                     RPC, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                (In thousands except per share data)
                                                             (Unaudited)


                                                        Three months ended September 30,           Nine months ended September 30,
                                                     --------------------------------------     ------------------------------------
                                                           2004                  2003                 2004                 2003
-------------------------------------------------------------------------------------------     ------------------------------------
REVENUES                                            $         88,721      $         69,244      $       254,149    $       200,808
Cost of services rendered and goods sold                      50,233                43,482              146,529            125,798
Selling, general and administrative expenses                  16,921                13,438               48,213             38,599
Depreciation and amortization                                  8,596                 8,387               25,736             24,784
-------------------------------------------------------------------------------------------     ------------------------------------
Operating profit                                              12,971                 3,937               33,671             11,627
Interest expense, net                                             17                    45                   75                137
Other income, net                                              1,555                   264                2,324                747
-------------------------------------------------------------------------------------------     ------------------------------------
Income before income taxes                                    14,509                 4,156               35,920             12,237
Income tax provision                                           4,272                 1,579               12,408              4,650
-------------------------------------------------------------------------------------------     ------------------------------------
NET INCOME                                          $         10,237      $          2,577      $        23,512    $         7,587
===========================================================================================     ====================================

EARNINGS PER SHARE
      Basic                                         $           0.36      $           0.09      $          0.83    $          0.27
                                                     ================      ================     ================    ================
      Diluted                                       $           0.35      $           0.09      $          0.82    $          0.26
                                                     ================      ================     ================    ================

DIVIDENDS PER SHARE                                 $          0.030      $          0.025      $         0.090    $         0.075
                                                     ================      ================     ================    ================

AVERAGE SHARES OUTSTANDING
      Basic                                                   28,321                28,446               28,296             28,380
                                                     ================      ================     ================    ================
      Diluted                                                 28,914                28,877               28,792             28,794
                                                     ================      ================     ================    ================


The accompanying notes are an integral part of these consolidated financial statements.


                                                   RPC, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
                                                         (In thousands)
                                                          (Unaudited)


                                                                                          Nine months ended September 30,
                                                                                       ---------------------------------------
                                                                                          2004                       2003
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
NET INCOME                                                                           $      23,512              $       7,587
   Noncash charges (credits) to earnings:
      Depreciation, amortization and other non-cash charges                                 26,074                     24,857
      (Gain) loss on sale of property and equipment                                         (2,195)                       297
      Deferred income tax provision (benefit)                                                  812                       (168)
   (Increase) decrease in assets:
      Accounts receivable                                                                  (19,684)                    (8,419)
      Income taxes receivable                                                                  267                      5,824
      Inventories                                                                             (104)                        64
      Prepaid expenses and other current assets                                              2,276                      1,625
      Other non-current assets                                                                (532)                       173
   Increase (decrease) in liabilities:
      Accounts payable                                                                       2,243                      3,326
      Accrued payroll and related expenses                                                     921                        257
      Pension liabilities                                                                   (2,959)                     1,457
      Accrued insurance expenses                                                             1,791                      1,724
      Accrued state, local and other expenses                                                  172                       (159)
      Other accrued expenses                                                                   174                       (986)
      Other non-current liabilities                                                            899                      1,021
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   33,667                     38,480
------------------------------------------------------------------------------------------------------------------------------


INVESTING ACTIVITIES
Capital expenditures                                                                       (36,594)                   (20,711)
Purchase of businesses                                                                      (3,310)                    (6,211)
Proceeds from sale of property and equipment                                                 5,244                      1,328
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (34,660)                   (25,594)
------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payment of dividends                                                                        (2,558)                    (2,155)
Payments on debt                                                                            (1,110)                      (552)
Cash paid for common stock purchased and retired                                            (1,963)                      (836)
Proceeds received upon exercise of stock options                                               423                         96
------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                       (5,208)                    (3,447)
------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                        (6,201)                     9,439
Cash and cash equivalents at beginning of period                                            22,302                     11,533
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $      16,101              $      20,972
==============================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      GENERAL

        The accompanying unaudited condensed consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries ("RPC" or the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

2.      EARNINGS PER SHARE

        Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. A reconciliation of the weighted average shares outstanding is as follows:

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
        (In thousands)                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                             -------------                   -------------
                                                          2004             2003           2004           2003
                                                          ----             ----           ----           ----
        Basic                                              28,321           28,446         28,296         28,380
        Dilutive effect of stock options and
          restricted shares                                   593              431            496            414
                                                 ----------------------------------------------------------------
        Diluted                                            28,914           28,877         28,792         28,794
                                                 ================================================================

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

4.      COMPREHENSIVE INCOME

        The components of comprehensive income are as follows:

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
        (In thousands)                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                              -------------                   -------------
                                                           2004           2003             2004           2003
                                                           ----           ----             ----           ----
        Net income as reported                        $      10,237  $       2,577  $        23,512  $       7,587

        Change in unrealized gain on
          marketable securities, net of
          taxes                                                  38           (12)               31           (37)
                                                     --------------------------------------------------------------
        Comprehensive income                          $      10,275  $       2,565  $        23,543  $       7,550
                                                     ==============================================================

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.      STOCK-BASED COMPENSATION

        RPC accounts for its stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has computed for pro forma disclosure purposes the value of all options granted during the nine months ended September 30, 2004 and 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation. If RPC had accounted for the stock incentive plans in accordance with SFAS No.123, RPC's reported net income and net income per share would have been as follows:

                                                     Three months ended                       Nine months ended
                                                        September 30,                           September 30,
        --------------------------------------------------------------------------------------------------------------------
                                                   2004                2003                 2004                 2003
                                                   ----                ----                 ----                 ----
        (IN THOUSANDS)
        NET INCOME - AS REPORTED            $         10,237  $             2,577  $            23,512  $             7,587
        ADD:  STOCK-BASED EMPLOYEE
               COMPENSATION COST,
               INCLUDED IN REPORTED NET
               INCOME, NET OF RELATED TAX
               EFFECT                                    113                   38                  239                  113
        DEDUCT: STOCK-BASED EMPLOYEE
               COMPENSATION COST,
               COMPUTED USING THE BLACK
               SCHOLES OPTION PRICING
               MODEL, FOR ALL AWARDS, NET
               OF RELATED TAX EFFECT                      42                (240)                (467)                (719)
        --------------------------------------------------------------------------------------------------------------------
        PRO FORMA NET INCOME                $         10,392  $             2,375  $            23,284  $             6,981
        ====================================================================================================================

        EARNINGS PER SHARE, AS REPORTED
          BASIC                             $           0.36  $              0.09  $              0.83  $              0.27
          DILUTED                                       0.35                 0.09                 0.82                 0.26

        PRO FORMA EARNINGS PER SHARE
          BASIC                             $           0.37  $              0.08  $              0.82  $              0.25
          DILUTED                                       0.36                 0.08                 0.81                 0.24

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The stock-based employee compensation for the three months ended September 30, 2004 reflects a cumulative reduction in expense for grants outstanding resulting from a change in the estimated forfeiture rate.

6.      BUSINESS SEGMENT INFORMATION

        RPC has two reportable segments: Technical Services and Support Services. Technical Services includes RPC's oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer's well. These services are generally directed toward improving the flow of oil and natural gas from producing formations or to address well control issues. The Technical Services business segment consists primarily of pressure pumping, snubbing, coiled tubing, nitrogen, wire line, well control, downhole tools, surface production equipment, casing installation services and fishing tool operations. The principal markets for this business segment include the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and selected international locations. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies. Support Services includes RPC's oilfield service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include rental of drill pipe and related tools, pipe handling, inspection and storage services, work platform vessels, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, Gulf of Mexico and mid-continent regions. Customers include domestic operations of major multi-national and independent oil and gas producers.

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Certain information with respect to RPC's business segments is set forth in the following table:


                                           Three months ended September 30,                  Nine months ended September 30,
                                      ------------------------------------------        ------------------------------------------
                                             2004                   2003                       2004                   2003
                                      ------------------------------------------        ------------------------------------------
(IN THOUSANDS)

REVENUES:
    Technical Services               $            73,404    $            53,603        $           209,523    $           159,494
    Support Services                              15,302                 13,125                     40,848                 33,493
    Other                                             15                  2,516                      3,778                  7,821
-----------------------------------   -------------------    -------------------        -------------------    -------------------
Total revenues                       $            88,721    $            69,244        $           254,149    $           200,808
OPERATING PROFIT (LOSS):
    Technical Services               $            13,024    $             3,969        $            35,706    $            15,154
    Support Services                               2,378                  2,376                      4,629                  3,073
    Other                                           (382)                  (419)                      (803)                (1,200)
    Corporate                                     (2,049)                (1,989)                    (5,861)                (5,400)
-----------------------------------   -------------------    -------------------        -------------------    -------------------
Total operating profit               $            12,971    $             3,937        $            33,671    $            11,627
Interest expense, net                                 17                     45                         75                    137
Other income, net                                  1,555                    264                      2,324                    747
-----------------------------------   -------------------    -------------------        -------------------    -------------------
Income before income taxes           $            14,509    $             4,156        $            35,920    $            12,237
===================================   ===================    ===================        ====================   ===================

        At the end of April 2004, RPC sold one of the company's non-oilfield businesses, which was previously reported in the Other segment. This sale generated approximately $4 million in cash. The impact of the sale of this business unit on consolidated operating and other income was immaterial.

7.      INVENTORIES

        Inventories consist of the following:

                                                      SEPTEMBER 30,                 December 31,
                                                           2004                         2003
        ----------------------------------------------------------------------------------------------
        (IN THOUSANDS)
        Raw materials and supplies               $                 10,161     $                 8,251
        Work in process                                                 -                         317
        Finished goods                                                  -                       1,489
        ----------------------------------------------------------------------------------------------
        Total inventories                        $                 10,161     $                10,057
        ==============================================================================================

                           RPC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.      EMPLOYEE BENEFIT PLAN

        The following represents the net periodic defined benefit cost and related components of the Company's pension plan.


                                                         Three months ended                  Nine months ended
                                                            September 30,                       September 30,
                                                      2004                2003              2004             2003
        ----------------------------------------------------------------------------------------------------------------
        (IN THOUSANDS)
        Service cost                            $               -  $                -  $             -  $             -
        Interest cost                                         437                 484            1,311            1,453
        Expected return on plan assets                      (361)               (341)          (1,083)          (1,022)
        Amortization of unrecognized net
        (gains) and losses                                    231                 257              692              770
        ----------------------------------------------------------------------------------------------------------------
        Net periodic benefit cost               $             307  $              400  $           920  $         1,201
        ================================================================================================================

        As of September 30, 2004, the Company has contributed approximately $4,200,000 to the pension plan. The Company does not currently expect to make any additional contributions to the defined benefit plan in 2004.

9.      INCOME TAXES

        The Company determines its periodic income tax expense based upon the current period income and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's best current estimate of its annual effective tax rate.

        The Company has filed amended federal and state tax returns for the years 1999, 2000 and 2001 to claim higher deductions for certain expenses and additional foreign tax credits representing potential tax benefits totaling up to approximately $3.5 million. These returns are currently being reviewed by the Internal Revenue Service before going to Joint Committee. There is significant uncertainty surrounding the amount and timing of the tax benefits that will be ultimately realized. The Company believes it has supportable positions for claiming these deductions and credits, but the amounts are subject to Joint Committee approval. Accordingly, the Company has not reflected these potential tax benefits in its financial statements. No tax benefits will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

                           RPC, INC. AND SUBSIDIARIES


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

RPC provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and selected international locations. RPC's business is affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers' drilling and production activities. The Company's revenues are earned by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells. RPC's management is presently focused on opportunities to increase its revenues and earnings through expansion in the Middle East and selected domestic markets and to increase the prices it charges for its services. The Company's management also continues to monitor factors that impact the level of current and expected customer activities, such as the price of oil and natural gas, among other factors.

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

Although the Company has historically generated revenues internationally, the majority of revenues generated during the nine months ended September 30, 2004 were from the U.S. domestic oilfields. Domestic drilling activity, as measured by the weekly active rig count, reached its most recent cyclical peak in July 2001 with 1,293 active oil and gas rigs in operation. Activity began to decline in the third and fourth quarter of 2001 due to decreased demand and high natural gas storage levels. This depressed rig count continued in early 2002 and reached a weekly low of 738 during the third quarter of 2002. The average weekly rig count for the nine months ended September 30, 2004 was 1,170, which was 16.7 percent higher than the average weekly rig count during the nine months ended September 30, 2003. The Company believes that the rig count has stabilized for the near term, but is susceptible to further fluctuation based on the strength and timing of the economic recovery, near term weather conditions in the United States, the actions of the OPEC cartel, the supply of oil and natural gas in the United States, and the prospect of continued tensions in the oil-producing countries of the Middle East.

                           RPC, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                             --------------------------- ------------------------------
                                                                 2004          2003           2004           2003
-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED REVENUES [IN THOUSANDS]                         $     88,721  $     69,244  $      254,149  $     200,808
REVENUES BY BUSINESS SEGMENT [IN THOUSANDS]:
  TECHNICAL                                                  $     73,404  $     53,603  $      209,523  $     159,494
  SUPPORT                                                          15,302        13,125          40,848         33,493
  OTHER                                                                15         2,516           3,778          7,821

CONSOLIDATED OPERATING PROFIT [IN THOUSANDS]                 $     12,971  $      3,937  $       33,671  $      11,627
OPERATING PROFIT (LOSS) BY BUSINESS SEGMENT [IN THOUSANDS]:
  TECHNICAL                                                  $     13,024  $      3,969  $       35,706  $      15,154
  SUPPORT                                                           2,378         2,376           4,629          3,073
  OTHER                                                             (382)         (419)           (803)        (1,200)
  CORPORATE                                                  $    (2,049)  $    (1,989)  $      (5,861)  $     (5,400)

PERCENTAGE COST OF SERVICES RENDERED  & GOODS SOLD TO
  REVENUES                                                          56.6%         62.8%           57.7%          62.6%
PERCENTAGE SELLING, GENERAL & ADMINISTRATIVE EXPENSES TO
  REVENUES                                                          19.1%         19.4%           19.0%          19.2%
PERCENTAGE DEPRECIATION AND AMORTIZATION EXPENSE TO
  REVENUES                                                           9.7%         12.1%           10.1%          12.3%
AVERAGE U.S. DOMESTIC RIG COUNT                                     1,228         1,088           1,170          1,003
AVERAGE NATURAL GAS PRICE (PER THOUSAND CUBIC FEET (MCF))    $       5.45  $       4.82  $         5.73  $        5.51
AVERAGE OIL PRICE (PER BARREL)                               $      43.66  $      30.43  $        39.03  $       31.20

-----------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES for the three months ended September 30, 2004 increased $19,477,000 or
28.1 percent compared to the three months ended September 30, 2003. The Technical Services segment revenues increased 36.9 percent from last year's third quarter revenues. Revenues in this segment increased compared to prior year due to higher overall customer activity levels and higher pricing levels in most of our service lines. The Support Services segment revenues for the quarter ended September 30, 2004 increased 16.6 percent from last year's third quarter revenues. This increase was due to significantly higher utilization and slightly higher pricing in rental tools, which is the largest service line within this segment, offset by lower utilization and pricing of marine liftboats.

Domestic revenues increased during the quarter due to higher customer drilling and production activity. The average domestic rig count during the third quarter was 12.9

                           RPC, INC. AND SUBSIDIARIES


percent higher than the same period in 2003. Our consolidated revenues grew at a higher rate than the overall domestic rig count, principally because of the effect of strong activity in our West African operations, and our new operations in Kuwait and a new fishing tool service line, which began in the first quarter of 2004. These increases were partially offset by continued weakness in the Gulf of Mexico market and the sale of one of our non-oilfield businesses, which occurred at the end of April 2004. During the third quarter, there was a series of strong hurricanes in the Gulf of Mexico, which severely curtailed oilfield drilling and production activity in that market. We estimate that our third quarter 2004 revenues were negatively impacted by these hurricanes in the range of three to five percent, and our bottom line earnings per share were negatively impacted in the range of five to 10 percent. However, we believe that the eventual recovery of activity in the Gulf of Mexico will provide temporary opportunities for us as our customers repair and enhance production in wells damaged by the storms. At the end of the quarter, the Gulf of Mexico rig count was 119 or 4.8 percent lower than at the same time during the prior year. In addition, the average price of natural gas increased by 13.1 percent during the period as compared to the prior year. We believe that our activity levels are affected more by natural gas prices than by the price of oil. International revenues increased significantly during the three months ended September 30, 2004 as compared to the prior year due to our new operations in Kuwait which commenced in the first quarter of 2004; however, international revenues remain a small percentage of total revenues.

COST OF SERVICES RENDERED AND GOODS SOLD for the three months ended September 30, 2004 was $50,233,000 compared to $43,482,000 for the three months ended September 30, 2003, an increase of $6,751,000 or 15.5 percent. This increase was due to higher activity levels, which resulted in increased direct employment costs and increases in variable operational expenses such as maintenance and repairs, materials and supplies, sub-rental expense and fuel. Cost of services rendered and goods sold, as a percent of revenues, decreased from the third quarter of 2003 compared to the third quarter of 2004 as a result of increased revenues and the related improved operating leverage due to overall higher utilization of personnel and operating equipment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2004 were $16,921,000 compared to $13,438,000 for the three months ended September 30, 2003, an increase of $3,483,000 or 25.9 percent. These expenses increased primarily due to an increase in bad debt expense and higher employment costs mainly as a result of an increase in number of employees and higher incentive compensation expenses consistent with improved operating results. Selling, general and administrative expenses as a percent of revenues decreased slightly from the third quarter of 2003 compared to the third quarter of 2004.

DEPRECIATION AND AMORTIZATION were $8,596,000 for the three months ended September 30, 2004, an increase of $209,000 or 2.5 percent compared to $8,387,000 for the quarter ended September 30, 2003. This increase in depreciation and amortization resulted from

                           RPC, INC. AND SUBSIDIARIES


various capital expenditures during the previous twelve months within Support Services and Technical Services.

OPERATING PROFIT for the three months ended September 30, 2004 increased $9,034,000 or 229.5 percent compared to the three months ended September 30, 2003. This improvement was the result of increased revenues because of higher customer activity levels, partially offset by the increases in costs of services rendered and goods sold, selling, general and administrative expenses, and depreciation and amortization, as discussed above.

OTHER INCOME, NET for the three months ended September 30, 2004 was $1,555,000, an increase of $1,291,000 compared to $264,000 for the three months ended September 30, 2003. For the three months ended September 30, 2004 and 2003, other income, net primarily reflects net gains and losses related to the sale of property and operating equipment.

INTEREST EXPENSE, NET was $17,000 for the three months ended September 30, 2004 compared to $45,000 for the quarter ended September 30, 2003. The decrease in interest expense, net resulted primarily from the reduction in outstanding debt through annual principal payments made in the first and second quarters of 2004, and small increases in interest income in the current quarter compared to the prior year. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original maturities of three months or less.

INCOME TAX PROVISION was $4,272,000 during the three months ended September 30, 2004, compared to $1,579,000 in 2003. This increase was due to the increase in operating profit during the period. During the third quarter of 2004, the effective tax rate was 29.4 percent for the quarter compared to 38.0 percent in the prior year. The decrease in the effective tax rate was due to higher anticipated foreign tax credit utilization this year and other adjustments recorded in the third quarter of 2004. The effective tax rate estimate change and adjustments increased third quarter net income by $1,241,000 or $0.04 diluted earnings per share.

The Company has filed amended federal and state tax returns for the years 1999, 2000 and 2001 to claim higher deductions for certain expenses and additional foreign tax credits representing potential tax benefits totaling up to approximately $3.5 million. These returns are currently being reviewed by the Internal Revenue Service before going to Joint Committee. There is significant uncertainty surrounding the amount and timing of the tax benefits that will be ultimately realized. The Company believes it has supportable positions for claiming these deductions and credits, but the amounts are subject to Joint Committee approval. Accordingly, the Company has not reflected these potential tax benefits in its financial statements. No tax benefits will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

                           RPC, INC. AND SUBSIDIARIES


NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES for the nine months ended September 30, 2004 increased $53,341,000 or
26.6 percent compared to the nine months ended September 30, 2003. The Technical Services segment revenues for the nine months ended September 30, 2004 increased
31.4 percent from the same period of the prior year due primarily to higher overall customer activity levels, higher pricing levels in most of our service lines and a shift in the mix of pressure pumping work towards higher revenue generating jobs. The Support Services segment revenues for the nine months ended September 30, 2004 increased 22.0 percent from the same period of the prior year as a result of higher equipment utilization and slightly higher pricing in rental tools, which is the largest service line within this segment, partially offset by lower utilization and pricing of marine liftboats.

Domestic revenues increased during the period due to higher customer drilling and production activity. The average domestic rig count during the nine months ended September 30, 2004 was 16.7 percent higher than the same period in 2003. Our consolidated revenues grew at a higher rate than the overall domestic rig count, principally because of the effect of stronger activity in our West African operations, and our new operations in Kuwait which began generating operating revenues in the first quarter of 2004, our Bronco Oilfield Services acquisition, which was closed in the second quarter of 2003, and our new fishing tool service line, which began generating revenues in the first quarter of 2004. These increases were partially offset by continued weakness in the Gulf of Mexico market, exacerbated by the recent hurricanes in the area, and the sale of one of our non-oilfield businesses, which occurred during the second quarter of 2004. International revenues increased significantly during the nine months ended September 30, 2004 as compared to the prior year due to our new operations in Kuwait which commenced in the first quarter of 2004; however, international revenues remain a small percentage of total revenues.

COST OF SERVICES RENDERED AND GOODS SOLD for the nine months ended September 30, 2004 was $146,529,000 compared to $125,798,000 for the nine months ended September 30, 2003, an increase of $20,731,000 or 16.5 percent. This increase was due to higher activity levels, which resulted in increased direct employment costs, and because of variable operational expenses such as materials and supplies, sub-rental and fuel. Cost of services rendered and goods sold, as a percent of revenues, decreased from the nine months ended September 30, 2003 compared to same period of 2004 as a result of improved operating leverage due to overall higher utilization of personnel and operating equipment.

                           RPC, INC. AND SUBSIDIARIES


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the nine months ended September 30, 2004 were $48,213,000 compared to $38,599,000 for the nine months ended September 30, 2003, an increase of $9,614,000 or 24.9 percent. These expenses increased primarily due to an increase in bad debt expense and higher employment costs mainly as a result of an increase in number of employees and higher incentive compensation expenses consistent with improved operating results. Selling, general and administrative expenses as a percent of revenues decreased slightly in the nine months ended September 30, 2004 compared to the same period in 2003.

DEPRECIATION AND AMORTIZATION were $25,736,000 for the nine months ended September 30, 2004, an increase of $952,000 or 3.8 percent compared to $24,784,000 for the nine months ended September 30, 2003. This increase in depreciation and amortization resulted from various capital expenditures during the previous twelve months within Support Services and Technical Services, and from the effect of the acquisition completed during the second quarter of 2003.

OPERATING PROFIT for the nine months ended September 30, 2004 increased $22,044,000 compared to the nine months ended September 30, 2003. This improvement was the result of increased revenues because of higher customer activity levels, partially offset by the increases in costs of services rendered and goods sold, selling, general and administrative expenses, and depreciation and amortization, as discussed above.

OTHER INCOME, NET for the nine months ended September 30, 2004 was $2,324,000, an increase of $1,577,000 compared to $747,000 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, other income, net primarily reflects net gains related to the sale of property and operating equipment.

INTEREST EXPENSE, NET was $75,000 for the nine months ended September 30, 2004 compared to $137,000 for the nine months ended September 30, 2003. The decrease in interest expense, net resulted primarily from the reduction in outstanding debt through annual principal payments made in the first and second quarters of 2004, and small increases in interest income in the current period compared to the comparable period in the prior year. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original maturities of three months or less.

INCOME TAX PROVISION was $12,408,000 during the nine months ended September 30, 2004, compared to $4,650,000 in 2003. This increase was due to the increase in operating profit during the period. During the third quarter of 2004, the company reduced the effective tax rate to 34.5 percent for the nine months ended September 30, 2004 compared to 38.0 percent in the prior year and the first six months of the current year. The decrease in the effective tax rate was due to anticipated higher foreign tax credit utilization this year and other adjustments recorded during the third quarter of 2004.

                           RPC, INC. AND SUBSIDIARIES


The effective tax rate estimate change and adjustments increased net income for the nine months ended September 30, 2004 by $1,242,000 or $0.04 diluted earnings per share.

The Company has filed amended federal and state tax returns for the years 1999, 2000 and 2001 to claim higher deductions for certain expenses and additional foreign tax credits representing potential tax benefits totaling up to approximately $3.5 million. These returns are currently being reviewed by the Internal Revenue Service before going to Joint Committee. There is significant uncertainty surrounding the amount and timing of the tax benefits that will be ultimately realized. The Company believes it has supportable positions for claiming these deductions and credits, but the amounts are subject to Joint Committee approval. Accordingly, the Company has not reflected these potential tax benefits in its financial statements. No tax benefits will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

                           RPC, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

        ------------------------------------------------------------------------------------------------------------
        (IN THOUSANDS)                                                            NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                ----------------------------------------------------
                                                                         2004                     2003
        ------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                  $                33,667  $                38,480
        Net cash used for investing activities                                    (34,660)                 (25,594)
        Net cash used for financing activities                                     (5,208)                  (3,447)
        ------------------------------------------------------------------------------------------------------------

The Company's decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations.

Cash provided by operating activities for the nine months ended September 30, 2004 decreased $4,813,000 or 12.5 percent compared to the nine months ended September 30, 2003. Although net income increased $15,925,000, cash provided from operating activities decreased primarily due to a $4.2 million contribution to the pension plan made during the first quarter of 2004 and receipt of income tax refunds in 2003 that did not recur in 2004. Also contributing to the decrease in cash provided was an increase in working capital requirements during 2004 consistent with the Company's higher overall activity levels and recent revenue increases. Working capital increases during the period compared to the prior year were caused principally by increases in accounts receivable and income taxes receivable offset partially by increases in accounts payable, accrued state taxes and accrued insurance.

Cash used in investing activities for the nine months ended September 30, 2004 increased by $9,066,000, compared to the nine months ended September 30, 2003, primarily as a result of an increase in capital expenditures partially offset by an increase in proceeds from sale of property and equipment and decrease in cash used in purchases of businesses.

Cash used in financing activities for the nine months ended September 30, 2004 increased by $1,761,000, compared to the nine months ended September 30, 2003, primarily as a result of a 20 percent increase in dividends paid per share, higher debt service requirements, and an increase in stock repurchases.

The prices for oil and natural gas remain historically strong, but until recently, have failed to drive any increase in drilling activity. Prices of oil and natural gas have also been volatile in the last several quarters, due to uncertainties over the conflict in the Middle East and fluctuating natural gas storage levels. Although the weekly domestic rig count has recently increased, the Company still believes that the operating environment for our services is uncertain in the near term. As a result of this uncertainty, RPC is monitoring customer exploration and production activity levels very closely, and is only making capital

                           RPC, INC. AND SUBSIDIARIES


expenditures to support known customer requirements or to maintain our existing fleet of operating equipment. The Company currently expects that capital expenditures during 2004 will be approximately $55 to $60 million, of which approximately $37 million, primarily in the Technical Services segment, has been spent during the nine months ended September 30, 2004.

The Company's Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. In the first quarter of 2002, the Company's Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective September 30, 2002. However, the adverse conditions in the equity markets, along with the low interest rate environment, have had an unfavorable impact on the funded status of the Company's defined benefit pension plan. During the first quarter of 2004, the Company contributed approximately $4,200,000 to the pension plan. The Company does not currently expect to make any additional contributions to the defined benefit plan in 2004.

We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, which includes access to a $25 million credit facility with a financial institution, of which $11.7 million was available as of September 30, 2004, and cash expected to be generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months. The portion of the credit facility that is not currently available supports letters of credit relating to self-insurance programs or contract bids. We believe our liquidity will allow us to grow our asset base and revenues as business conditions and customer activity levels increase.

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

INFLATION

                           RPC, INC. AND SUBSIDIARIES


RPC purchases its equipment and materials from suppliers who provide competitive prices. Due to the recent increases in activity in the domestic oilfield, the Company has experienced some upward wage pressures in the labor markets from which it hires employees. If inflation in the general economy increases, the Company's costs for equipment, materials and labor could increase as well. During the nine months ended September 30, 2004, the price of steel, for both the commodity and for products manufactured with steel, rose dramatically due to increased worldwide demand. This affected the Company's operations through delays in scheduled deliveries of new equipment and price quotations that were only valid for a limited period of time. Steel prices remained high as of September 30, 2004. If steel prices remain high, delays in scheduled deliveries of new equipment will continue, and it is likely that the cost of the Company's new equipment will increase. These increases would result in higher capital expenditures and depreciation expense. RPC may not be able to recover such increased costs through price increases to its customers, thereby reducing the Company's future profits. The Company operates in highly competitive areas of the oilfield services industry. The products and services of each of the Company's principal industry segments are sold in highly competitive markets, and its revenues and earnings may be affected by the following factors: changes in competitive prices, fluctuations in the level of activity and major markets, general economic conditions, and governmental regulation.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are "forward-looking statements" under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for growth, anticipated pension funding payments and capital expenditures, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.

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

                           RPC, INC. AND SUBSIDIARIES


to identify or complete acquisitions, adverse weather conditions, inability to attract and retain skilled employees, personal injury or property damage claims, and the changes in the supply and demand for oil and gas.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2004, cash and cash equivalents were primarily invested in money market accounts which are highly liquid with maturities of three months or less. As a result, we are not subject to material interest rate risk exposure on these investments. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. This risk is managed through conservative policies to invest in high-quality obligations. Also, as of September 30, 2004, RPC had debt with variable interest rates that exposes RPC to certain market risks. In the prior year, RPC performed an interest rate sensitivity analysis related to the debt instruments using a duration model over the near term of the securities and the term of the debt with a 10 percent change in interest rates. RPC is not subject to material interest rate risk exposure based on this analysis, and no material changes in market risk exposures or how those risks are managed is expected.

As of September 30, 2004, RPC had accounts receivable of approximately $73.4 million (net of an allowance for doubtful accounts of approximately $2.8 million). RPC is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the oil and gas industry.

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

As of the end of the period covered by this report, September 30, 2004 (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

                           RPC, INC. AND SUBSIDIARIES


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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES

Under a plan authorized by its Board of Directors on March 9, 1998, the Company has purchased an aggregate of 1,839,000 shares of its common stock on the open market and can purchase up to 161,000 additional shares. In January 2004, the Board approved an increase of 1,500,000 shares to the previous stock repurchase program to a total of 1,651,000 shares available for repurchase as of September 30, 2004. Currently the program does not have a predetermined expiration date. There were no repurchases of stock on the open market during the nine months ended September 30, 2004.

The following shares were repurchased during the three months ended September 30, 2004:

  -------------------------- ------------------- ------------------------ ------------------ ----------------------
                                                                           Total number of
                                                                             Shares (or       Maximum Number (or
                                                                          Units) Purchased    Approximate Dollar
                                                                             as Part of      Value) of Shares (or
                              Total Number of                                 Publicly        Units) that May Yet
                             Shares (or Units)   Average Price Paid per    Announced Plans    Be Purchased Under
           Period                Purchased           Share (or Unit)         or Programs     the Plans or Programs
  -------------------------- ------------------- ------------------------ ------------------ ----------------------
  July 1, 2004 -
  July 31, 2004                          -        $                 -                     -                      -
  August 1, 2004 -
  August 31, 2004                      711  (1)   $             15.49                     -                      -
  September 1, 2004 -
  September 30, 2004                 1,737  (1)   $             17.28                     -                      -

  -------------------------- ------------------- --------------------- --------------------- ----------------------
                      Total          2,448                      16.76                     -                      -
  ========================== =================== ===================== ===================== ======================

(1) Represents shares tendered in connection with the exercise of employee stock options.

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

10.1          Form of Stock Option grant agreement.
10.2          Form of Time Lapse Restricted Stock grant agreement.
10.3          Form of Performance Restricted Stock grant agreement.
31.1          Section 302 certification for Chief Executive Officer.

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


                                    RPC, INC.


                                    /s/ Richard A. Hubbell
                                    ----------------------
Date:  November 1, 2004             Richard A. Hubbell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Ben M. Palmer
                                    -----------------
Date:  November 1, 2004             Ben M. Palmer
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)