Form 10-K
period 2004-12-31
RPC INC
filed 2005-03-16
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [X] No [   ]

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $147,960,621 based on the closing price on the New York Stock Exchange on June 30, 2004 of $10.53 (adjusted for the three-for-two stock split payable March 10, 2005) per share.

RPC, Inc. had 43,466,183 (adjusted for the three-for-two stock split payable March 10, 2005) shares of Common Stock outstanding as of February 23, 2005.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include without limitation statements regarding continued demand for natural gas and increases in gas-directed drilling activity, our expectation for increased financial performance in 2005, anticipated cash requirements for 2005, our future investments in higher yielding assets and increased spending in 2005, our ability to meet capital requirements, opportunities for higher growth in selected markets and attractive acquisitions, our ability to obtain additional customers, and improvements in business and industry conditions.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. See “Risk Factors” contained in Item 1.

Item 1. Business

Organization

RPC is a Delaware corporation originally organized in 1984 as a holding company for several oilfield services companies and is headquartered in Atlanta, Georgia. Effective February 28, 2001, RPC completed the spin-off of its powerboat manufacturing business through a distribution of shares of Marine Products Corporation (“Marine Products”) (AMEX:MPX).

Overview

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and in selected international markets. The services and equipment provided include, among other things, (1) pressure pumping services, (2) snubbing services, (3) coiled tubing services, (4) nitrogen services, (5) the rental of drill pipe and other specialized oilfield equipment, and (6) firefighting and well control. RPC acts as a holding company for its operating units, Cudd Pressure Control, Cudd Pumping Services, Patterson Rental Tools, Bronco Oilfield Services (acquired in April 2003), Thru-Tubing Solutions, Well Control School, International Hammer and others. As of December 31, 2004, RPC had approximately 1,600 employees.

Business Segments

RPC’s service lines have been aggregated into two reportable oil and gas services business segments, Technical Services and Support Services, because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels. The Other business segment aggregates information concerning RPC’s business units that do not qualify for separate segment reporting, including an interactive training software developer and an overhead crane fabricator (disposed of in April 2004).

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or to address well control issues. This business segment consists primarily of pressure pumping, snubbing, coiled tubing, nitrogen, well control, down-hole tools, wireline, fluid pumping and casing installation services. The principal markets for this business segment include the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and international locations including primarily Africa, Canada, China, Latin America and the Middle East. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

Support Services include RPC’s oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services, work platform marine vessels and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, Gulf of Mexico and mid-continent regions and international locations including primarily Canada, Latin America and the Middle East. Customers primarily include domestic operations of major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

Technical Services

The following is a description of the primary service lines conducted within the Technical Services business segment:

Pressure Pumping. Pressure pumping services, which accounted for approximately 31 percent of revenues during 2004, are provided to customers throughout the Gulf Coast and mid-continent regions of the United States and are generally utilized to initiate or enhance production in existing customer wells. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in the pressure pumping business include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

Fracturing — Fracturing services are performed to stimulate production of oil and natural gas by increasing the permeability of a formation. The fracturing process consists of pumping a fluid gel into a cased well at sufficient pressure to fracture the formation at desired depths. Sand, bauxite or synthetic proppant, which is suspended in the gel, is pumped into the fracture. When the pressure is released at the surface, the fluid gel returns to the well, but the proppant remain in the fracture, thus keeping it open so that oil and natural gas can flow through the fracture into the well. In some cases, fracturing is performed in formations with a high amount of carbonate rock by an acid solution pumped under pressure without a proppant or with small amounts of proppant.

Acidizing — Acidizing services are also performed to stimulate production of oil and natural gas, but they are used in wells that have undergone formation damage due to the buildup of various materials that block the formation. Acidizing entails pumping large volumes of specially formulated acids into reservoirs to dissolve barriers and enlarge crevices in the formation, thereby eliminating obstacles to the flow of oil and natural gas. Acidizing services can also enhance production in limestone formations.

Snubbing. Snubbing, which accounted for approximately 12 percent of 2004 revenues, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and down-hole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace down-hole equipment while maintaining pressure in the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing rig can perform many applications at a lower cost than other alternatives. Since snubbing is a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relatively few operators who have the experience and knowledge required to perform such services safely and efficiently.

Coiled Tubing. Coiled tubing services, which accounted for approximately 11 percent of 2004 revenues, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit. There are several manufacturers of flexible steel pipe used in coiled tubing services, and the Company believes that its sources of supply are adequate.

Nitrogen. Nitrogen accounted for approximately nine percent of 2004 revenues. There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service line. In addition, nitrogen can be complementary to our snubbing and coiled tubing service lines, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. For non-oilfield industrial users, nitrogen can be used to purge pipelines and create a non-combustible environment. RPC stores and transports nitrogen and has a number of pumping unit configurations that inject nitrogen in its various applications. Some of these pumping units are set up for use on offshore platforms or inland waters. RPC purchases its nitrogen in liquid form from several suppliers and believes that these sources of supply are adequate.

Well Control. Cudd Pressure Control specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires, domestically and internationally. In connection with these services, Cudd, along with Patterson Services, has the capacity to supply the equipment, expertise and personnel necessary to restore affected oil and gas wells to production. In the last seven years, the Company has responded to well control situations in several international locations including Algeria, Argentina, Australia, Bolivia, Canada, Colombia, Egypt, India, Kuwait, Peru, Qatar, Taiwan, Trinidad and Venezuela.

The Company’s professional firefighting staff has more than 300 years of aggregate industry experience in responding to well fires and blowouts. This team of 20 experts responds to well control projects where hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred. In the most critical situations, there are explosive fires, the destruction of drilling and production facilities, substantial environmental damage and the loss of hundreds of thousands of dollars per day in well operators’ production revenue. Since these events ordinarily arise from equipment failures or human error, it is impossible to predict accurately the timing or scope of this work. Additionally, less critical events frequently occur in connection with the drilling of new wells in high-pressure reservoirs. In these situations, the Company is called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits.

Down-hole Tools. ThruTubing Solutions (“TTS”), a division of the Company, provides services and proprietary down-hole motors and fishing tools to operators and service companies in drilling and production operations. TTS’ experience providing reliable tool services allows it to work in a pressurized environment with virtually any coiled tubing unit or snubbing unit that is equipped for the task.

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

Casing and Laydown. Casing and laydown principally consists of installing casing and production tubing into a wellbore. Casing is run to protect the structural integrity of the wellbore and to seal various production zones in the well. These services are normally provided during the drilling phase of a well. Production tubing is then run inside the casing. Oil and natural gas are produced through the production tubing. These services are provided during the completion or workover phases of a well.

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

Fishing. Fishing, a new service line which began in February 2004, involves the use of specialized tools and procedures to retrieve lost equipment from a well. It is a service required by oil and gas operators who have lost equipment in a well. Well production typically ceases until the lost equipment can be retrieved. In some cases, the Company creates customized tools to perform a fishing operation. The customized tools are maintained by the Company after the particular fishing job for future use if a similar need arises.

Support Services

The following is a description of the primary service lines conducted within the Support Services business segment:

Rental Tools. Rental tools accounted for approximately 11 percent of 2004 revenues. The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubulars inventories with rental items instead of owning a complete inventory. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in the Gulf of Mexico and mid-continent regions.

Patterson Rental Tools offers a broad range of rental tools including:
Blowout Preventors	High Pressure Manifolds
Coflexip Hoses	Hydraulic Torque Wrenches
Drill Collars	Power Tongs
Drill Pipe	Pressure Control Equipment
Production Related Rental Tools	Test Pumps
Gravel Pack Equipment	Tubing
Handling Tools	Tubulars
Hevi-wate Pipe	Tubular Handling Tools

Pipe Inspection and Handling Services. Pipe inspection services involve the inspection and testing of the integrity of pipe used in oil and gas wells. These services are provided primarily at the Company’s inspection yards located on a water channel near Houston, Texas, and in Morgan City, Louisiana. Customers rely on tubular inspection services to avoid failure of in-service tubing, casing, flowlines, and drill pipe. Such tubular failures are expensive and, in some cases, catastrophic. The yard in Houston, Texas is equipped with bulkhead waterfronts, large capacity cranes, specially designed forklifts and a computerized inventory system to serve a variety of other storage and handling services that can serve both oilfield and non-oilfield customers.

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

Energy Personnel International. Energy Personnel International provides drilling and production engineers, project management specialists and workover specialists on a consulting basis to the oil and gas industry to meet customers’ needs for staff engineering and wellsite management.

Marine Services. The Company's Marine services are provided by liftboats, which are sea-going vessels with legs which allow the vessel to elevate itself above the water's surface upon arriving at a customer's work site. In this configuration the vessel becomes a stable work platform from which a variety of offshore services can be performed, including both oilfield and non-oilfield related work. During 2004, RPC received offers for, and sold, three of its four liftboats. RPC's sole remaining liftboat is located in Venezuela, and may be sold to a prospective purchaser. RPC decided to accept the offers to sell its domestic liftboat fleet due to continued low demand in the Gulf of Mexico offshore market, and our belief that we can invest the proceeds from the sale of these assets into other assets which will yield higher financial returns.

Industry

United States. RPC provides its services to its domestic customers through a network of facilities strategically located to serve the Gulf of Mexico, the mid-continent, the southwest and the Rocky Mountains production fields. Demand for RPC’s services in the U.S. tends to be extremely volatile and fluctuates with current and projected price levels of oil and natural gas and activity levels in the oil and gas industry. Customer activity levels are influenced by their decisions about capital investment toward the development and production of oil and gas reserves.

Due to aging oilfields and lower-cost sources of oil internationally, drilling activity in the U.S. has declined more than 75 percent from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992, 1999 (with April 1999 recording the lowest U.S. drilling rig count in the industry’s history) and again in 2002.

At the beginning of 2004, there were 1,126 domestic working drilling rigs, down 13 percent from the third quarter 2001 peak during that industry cycle. U.S. domestic drilling activity steadily rose during 2004 and peaked in the fourth quarter at a rig count of 1,268, which was two percent lower than the third quarter 2001 peak. At the end of 2004 the rig count was 1,243, an increase of over 10 percent compared to the beginning of 2004. The price of natural gas rose by nine percent during 2004, and the price of oil rose by 32 percent. The increase in the domestic rig count was more highly correlated with the change in the price of natural gas, possibly due to the fact that the majority of U.S. drilling relates to natural gas rather than oil.

Gas drilling rigs have represented an increasing percentage of the total drilling rig count, and have represented at least 80 percent of the drilling rig count each year since 2001. In 2004, gas drilling rigs represented 86 percent of total drilling activity. Demand for natural gas is continuing to rise, primarily as a result of increased emphasis on gas-fired power generation. Also, unlike oil, foreign imports of natural gas do not compete with domestic production. This lack of foreign competition tends to keep prices high. Based on the current demand for natural gas as well as the high oil and gas well depletion rates experienced over the past several years, it is anticipated that gas-directed drilling will represent at least 80 percent of the total drilling rig count in the foreseeable future. The demand for RPC’s services is driven more by gas-directed drilling than oil-directed drilling, because our services are more applicable to deeper, higher pressure wells, which tend to be the wells that produce natural gas.

Thus, in North America the demand for our services and products associated with natural gas development is currently more robust than demand related to oil drilling. Drilling activity and demand for our services has started to increase and is expected to continue to increase with domestic economy improvements and as current storage levels of natural gas decrease.

International. RPC has historically operated in several countries outside of the United States, although international revenues have never accounted for more than 10 percent of total revenues. As the result of a focus on developing international opportunities, however, RPC's international revenues increased during 2004 by slightly more than 100 percent compared to the prior year. During 2004 RPC performed snubbing work in Kuwait, China, Cameroon and Gabon, among other countries. We also provided rental tools, well control services, downhole motors, fishing tool services and oilfield training to customers located in Algeria, Argentina, Australia, Bahrain, Bolivia, Canada, Chile, China, Ecuador, Equatorial Guinea, India, Indonesia, Mexico, Peru, the United Kingdom and Venezuela. We continue to focus on the development of international opportunities in these and other markets. In early 2005 we continued our operations in all of the countries shown above except for Algeria, Australia, Chile, Ecuador, India, Peru, the United Kingdom and Venezuela, and realized a small amount of revenues in Qatar and South Africa.

RPC provides services to its international customers through branch locations or wholly-owned foreign subsidiaries. The international market is prone to political uncertainties, including the risk of civil unrest and conflicts. However, due to the significant investment requirement and complexity of international projects, customers’ drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing, and therefore tend to be more stable than most U.S. domestic operations. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent oil and gas producer in the U.S. Pursuing selective international opportunities for revenue growth continues to be a strong emphasis for RPC. Refer to Note 12 in the Notes to Consolidated Financial Statements for further information on our international operations.

Growth Strategies

RPC’s primary objective is to generate excellent long-term returns on investment through the effective and conservative management of its invested capital, thus yielding strong cash flow and asset appreciation. This objective will be pursued through strategic investments and opportunities designed to enhance the long-term value of RPC while improving market share, product offerings and the profitability of existing businesses. Growth strategies are focused on selected areas and markets in which we believe there exist opportunities for higher growth, market penetration, or enhanced returns achieved through consolidations or through providing proprietary value-added products and services. RPC intends to focus on specific market segments in which it believes that it has a competitive advantage or there exists significant growth potential.

RPC seeks to expand its service capabilities through a combination of internal growth, acquisitions, joint ventures and strategic alliances. Because of the fragmented nature of the oil and gas services industry, RPC believes a number of attractive acquisition opportunities exist.

Customers

Demand for RPC’s services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies. During 2004, RPC provided oilfield services to several hundred customers, none of which accounted for more than 10 percent of consolidated revenues. While the loss of certain of RPC’s largest customers could have a material adverse effect on Company revenues and operating results in the near term, management believes RPC would be able to obtain other customers for its services in the event of a loss of any of its largest customers. Sales are generated by RPC’s sales force and through referrals from existing customers. With the exception of certain international customers, there are no long-term written contracts for services or equipment. Due to the short lead time between ordering services or equipment and providing services or delivering equipment, there is no significant sales backlog in most of our service lines.

Competition

RPC operates in highly competitive areas of the oilfield services industry. The products and services of each of RPC’s principal industry segments are sold in highly competitive markets, and its revenues and earnings are affected by changes in prices for our services, fluctuations in the level of customer activity in major markets, general economic conditions and governmental regulation. RPC competes with many large and small oilfield industry competitors, including the largest integrated oilfield services companies. RPC believes that the principal competitive factors in the market areas that it serves are product and service quality and availability, reputation for safety and technical proficiency, and price.

The oil and gas services business includes a small number of dominant global competitors including Halliburton Energy Services Group, a division of Halliburton Company, and Schlumberger Ltd., and a significant number of locally oriented businesses, many of which tend to be viable acquisition targets.

Facilities/Equipment

RPC’s equipment consists primarily of oil and gas services equipment used either in servicing customer wells or provided on a rental basis for customer use. Substantially all of this equipment is Company owned and unencumbered. RPC both owns and leases regional and district facilities from which its oilfield services are provided to land-based and offshore customers. RPC’s principal executive offices in Atlanta, Georgia are leased. The Company has two administrative buildings, one in Houston, Texas that includes the Company’s operations, sales and marketing headquarters, and one in Houma, Louisiana that houses certain administrative functions. RPC believes that its facilities are adequate for its current operations. For additional information with respect to RPC’s lease commitments, see Note 9 of the Notes to Consolidated Financial Statements.

Governmental Regulation

RPC’s business is significantly affected by state, federal and foreign laws and other regulations relating to the oil and gas industry, as well as laws and regulations relating to worker safety and environmental protection. RPC cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on it, its businesses or financial condition.

In addition, our customers are affected by laws and regulations relating to the exploration for and production of natural resources such as oil and natural gas. These regulations are subject to change, and new regulations may curtail or eliminate our customers’ activities in certain areas where we currently operate. We cannot determine the extent to which new legislation may impact our customers’ activity levels, and ultimately, the demand for our services.

Intellectual Property

RPC uses several patented items in its operations, which management believes are important but are not indispensable to RPC’s success. Although RPC anticipates seeking patent protection when possible, it relies to a greater extent on the technical expertise and know-how of its personnel to maintain its competitive position.

Availability of Filings

RPC makes available, free of charge, on its website, www.rpc.net, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the same day as they are filed with the Securities and Exchange Commission.

Risk Factors

Demand for our products and services is affected by the volatility of oil and natural gas prices.

Oil prices affect demand throughout the oil and natural gas industry, including the demand for our products and services. Our business depends in large part on the conditions of the oil and gas industry, and specifically on the capital investments of our customers related to the exploration and production of oil and natural gas. When these capital investments decline, our customers’ demand for our services declines.

Although the production sector of the oil and gas industry is less immediately affected by changing prices, and, as a result, less volatile than the exploration sector, producers react to declining oil and gas prices by curtailing capital spending, which would adversely affect our business. A prolonged low level of customer activity in the oil and gas industry will adversely affect the demand for our products and services and our financial condition and results of operations.

The relationship between the prices of oil and natural gas and our customers’ drilling and production activities may not be highly correlated in the future.

Historically, a rise in the prices of oil and natural gas has led to an immediate increase in our customers’ drilling and production activities as measured by the domestic rig count. However, this relationship has not been as strong in the recent past as it was historically. For example, during 2004 the price of natural gas rose by nine percent and the price of oil rose by 32 percent, but the drilling rig count only rose by 16 percent. If this correlation continues to be weak in the future, then it is possible that increases in the prices of oil and natural gas will not lead to an increase in our customers’ activities, and our future operating results could be negatively impacted.

We may be unable to compete in the highly competitive oil and gas industry in the future.

We operate in highly competitive areas of the oilfield services industry. The products and services of each of our principal industry segments are sold in highly competitive markets, and our revenues and earnings may be affected by the following factors: changes in competitive prices, fluctuations in the level of activity in major markets, general economic conditions, and governmental regulation. We compete with the oil and gas industry’s many large and small industry competitors, including the largest integrated oilfield service providers. We believe that the principal competitive factors in the market areas that we serve are product and service quality and availability, reputation for safety, technical proficiency and price. Although we believe that our reputation for safety and quality service is good, we cannot assure you that we will be able to maintain our competitive position.

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

Our operations are directly affected by the weather conditions in several domestic regions, including the Gulf of Mexico, the Gulf Coast, and the mid continent. Due to seasonal differences in weather patterns, our crews may operate more days in some periods than others. Hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast during certain times of the year may also affect our operations, and prolonged rain or snow in our mid continent locations may temporarily prevent our crews and equipment from reaching customer work sites. Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions.

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

Our operations in various countries including, but not limited to, Africa, Canada, Latin America and the Middle East are subject to risk. These risks include, but are not limited to, political changes, expropriation, currency restrictions and changes in currency exchange rates, taxes, and boycotts and other civil disturbances. Although it is impossible to predict the likelihood of such occurrences or their effect on our operations, our management believes that these risks are acceptable. However, the occurrence of any one of these events could have a material adverse effect on our operations.

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

The Company has elected the “Controlled Corporation” exemption under Rule 303A of the New York Stock Exchange (“NYSE”) Company Guide. The Company is a “Controlled Corporation” because a group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother, Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power. As a “Controlled Corporation”, the Company need not comply with certain NYSE rules including those requiring a majority of independent directors.

RPC’s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 66 percent of RPC’s outstanding shares of common stock. As a result, these stockholders effectively control the operations of RPC, including the election of directors and approval of significant corporate transactions such as acquisitions. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over the Company at a premium.

Our management has a substantial ownership interest, and the availability of the Company’s common stock to the investing public may be limited.

The availability of RPC’s common stock to the investing public may be limited to those shares not held by the executive officers, directors and their affiliates, which could negatively impact RPC’s stock trading prices and affect the ability of minority stockholders to sell their shares. Future sales by executive officers, directors and their affiliates of all or a portion of their shares could also negatively affect the trading price of our common stock.

Provisions in RPC's Certificate of Incorporation and Bylaws May Inhibit a Takeover of RPC

RPC’s certificate of incorporation, bylaws and other documents contain provisions including advance notice requirements for shareholder proposals and staggered terms of office for the Board of Directors. These provisions may make a tender offer, change in control or takeover attempt that is opposed by RPC’s Board of Directors more difficult or expensive.

Item 2. Properties

RPC owns or leases approximately 70 offices and operating facilities. The Company leases approximately 7,800 square feet of office space in Atlanta, Georgia that serves as its headquarters, a portion of which is allocated and charged to Marine Products Corporation. See “Related Party Transactions” contained in Item 7. The lease agreement on the headquarters is effective through May, 2007. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities used in our operations are as follows:

Owned Locations

Houma, Louisiana — Administrative office

Houston, Texas — Pipe storage terminal and inspection sheds

Houston, Texas — Operations, sales and administrative office

Morgan City, Louisiana — Pipe cleaning facility

Elk City, Oklahoma — Operations, sales and equipment storage yard

Rock Springs, Wyoming — Operations, sales and equipment storage yard

Leased Locations

Seminole, Oklahoma — Pumping services facility

Elk City, Oklahoma — Equipment storage yard

Kilgore, Texas — Pumping services facility

The Company’s crane fabrication plant in Irving, Texas was sold in April 2004.

Item 3. Legal Proceedings

RPC is a party to various routine legal proceedings primarily involving commercial claims, workers’ compensation claims and claims for personal injury. RPC insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will, in every case, fully indemnify RPC against liabilities arising out of pending and future legal proceedings related to its business activities. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on RPC’s business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Item 4A. Executive Officers of the Registrant

Each of the executive officers of RPC was elected by the Board of Directors to serve until the Board of Directors’ meeting immediately following the next annual meeting of stockholders or until his or her earlier removal by the Board of Directors or his or her resignation. The following table lists the executive officers of RPC and their ages, offices, and terms of office with RPC.

Name and Office with Registrant	Age	Date First Elected to Present Office

R. Randall Rollins (1)	73	1/24/84
Chairman of the Board

Richard A. Hubbell (2)	60	4/22/03
President and Chief Executive Officer

Linda H. Graham (3)	68	1/27/87
Vice President and Secretary

Ben M. Palmer (4)	44	7/8/96
Vice President, Chief Financial Officer and Treasurer

(1)
R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. At the time of the spin-off of RPC from Rollins, in 1984, Mr. Rollins was elected Chairman of the Board and Chief Executive Officer of RPC. He remains Chairman of RPC, Inc. and stepped down as the Chief Executive Officer of RPC effective April 22, 2003. He has served as Chairman of the Board for Marine Products Corporation (boat manufacturing) since it was spun off in February 2001 and Chairman of the Board of Rollins, Inc. since October 1991. He is also on the boards of Dover Downs Gaming and Entertainment, Inc., and Dover Motorsports, Inc. and, until April 2004, he was on the boards of SunTrust Banks, Inc. and SunTrust Banks of Georgia.

(2)

Richard A. Hubbell has been the President of RPC since 1987 and Chief Executive Officer since April 22, 2003. He has also been the President and Chief Executive Officer of Marine Products Corporation since it was spun off in February 2001. Mr. Hubbell serves on the Board of Directors for both of these companies.

(3)

Linda H. Graham has been the Vice President and Secretary of RPC since 1987. She has also been the Vice President and Secretary of Marine Products Corporation since it was spun off in February 2001. Ms. Graham serves on the Board of Directors for both of these companies.

(4)

Ben M. Palmer has been the Vice President, Chief Financial Officer and Treasurer of RPC since 1996. He has also been the Vice President, Chief Financial Officer and Treasurer at Marine Products Corporation since it was spun off in February 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES. All share and dividends per share data disclosed below have been restated for the three-for-two stock split payable March 10, 2005, to stockholders of record on February 10, 2005. At February 23, 2005, there were 43,466,183 (adjusted for the three-for-two stock split) shares of common stock outstanding.

As of February 23, 2005, there were approximately 3,175 holders of record of common stock. The following table sets forth the high and low prices of RPC’s common stock for each quarter in the years ended December 31, 2004 and 2003 and the quarterly dividends paid in those periods:

	2004			2003
Quarter	High	Low	Dividends	High	Low	Dividends
First	$8.17	$7.05	$0.020	$8.23	$6.00	$0.017
Second	10.65	7.17	0.020	7.80	6.23	0.017
Third	11.97	9.11	0.020	8.17	6.25	0.017
Fourth	18.90	11.53	0.020	7.45	6.39	0.017

On January 25, 2005 the Board of Directors approved a 100 percent increase in the quarterly cash dividend, from $0.02 to $0.04, as adjusted for the three-for-two stock split. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

Shares repurchased in the fourth quarter of 2004 are outlined below. All share and per share data have been restated for the three-for-two stock split effective February 10, 2005 payable March 10, 2005.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1, 2004 to October 31, 2004	11,400	(1)	$13.29	-	2,491,500
November 1, 2004 to November 30, 2004	12,714	(1)	16.87	-	2,491,500
December 1, 2004 to December 31, 2004	-		-	-	2,491,500
Totals	24,114		$15.18	-	2,491,500

(1)	All shares shown were tendered to the Company in connection with option exercises.

The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 5,250,000 shares. The program does not have a predetermined expiration date.

Item 6. Selected Financial Data

The following table summarizes certain selected financial data of the Company. The historical information may not be indicative of the Company’s future results of operations. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto included elsewhere in this document.

All earnings per share and dividends per share have been restated for the three-for-two stock split effective March 10, 2005 for shares held on February 10, 2005.

STATEMENT OF OPERATIONS DATA:
Years Ended December 31,	2004	2003	2002	2001	2000
	(in thousands, except employee and per share amounts)
Revenues	$339,792	$270,527	$209,030	$284,521	$201,958
Cost of services rendered and goods sold	193,659	168,766	143,362	168,152	124,989
Selling, general and administrative expenses	65,871	52,268	44,852	52,873	37,076
Depreciation and amortization	34,473	33,094	31,242	25,434	17,805
Operating profit (loss)	45,789	16,399	(10,426)	38,062	22,088
Interest expense (income)	68	153	74	65	(1,443)
Other income, net (a)	7,482	1,324	2,346	3,126	2,446
Income (loss) from continuing operations before income taxes	53,203	17,570	(8,154)	41,123	25,977
Income tax provision (benefit)	18,430	6,677	(2,894)	15,627	9,850
Income (loss) from continuing operations	34,773	10,893	(5,260)	25,496	16,127
Income from discontinued operation, net of income taxes	—	—	—	1,486	13,961
Net income (loss)	$34,773	$10,893	$(5,260)	$26,982	$30,088
Earnings (loss) per share — basic:
Income (loss) from continuing operations	0.82	0.26	(0.12)	0.61	0.39
Income from discontinued operation	—	—	—	0.03	0.33
Net income (loss)	$0.82	$0.26	$(0.12)	$0.64	$0.72
Earnings (loss) per share — diluted:
Income (loss) from continuing operations	0.80	0.25	(0.12)	0.59	0.38
Income from discontinued operation	—	—	—	0.04	0.33
Net income (loss)	$0.80	$0.25	$(0.12)	$0.63	$0.71
Dividends paid per share	$0.08	$0.07	$0.07	$0.07	$0.09
OTHER DATA:
Operating margin percent	13.5%	6.1%	(5.0%)	13.4%	10.9%
Net cash provided by continuing operations	$50,374	$50,631	$27,556	$55,938	$11,272
Net cash used for investing activities	(37,215)	(34,670)	(21,831)	(46,357)	(19,890)
Net cash used for financing activities	(5,825)	(5,192)	(4,927)	(4,283)	(4,392)
Depreciation and amortization (b)	34,500	33,182	31,342	25,536	17,995
Capital expenditures	$49,869	$30,356	$22,481	$45,850	$35,526
Employees at end of period (c)	1,596	1,529	1,419	1,533	1,487

BALANCE SHEET DATA AT END OF YEAR:
Accounts receivable, net	$75,793	$53,719	$40,168	$46,928	$55,485
Working capital	77,509	63,226	52,646	42,513	47,794
Property, plant and equipment, net	114,222	109,163	105,338	115,046	85,032
Total assets (d)	262,942	226,864	195,954	202,402	277,915
Current portion of long-term debt	2,700	1,110	552	1,390	470
Long-term debt	2,100	4,800	2,410	2,937	848
Total stockholders’ equity (d)	$181,423	$151,106	$145,081	$156,436	$169,319

(a)	Other income in 2004 includes a $3.3 million pretax gain ($0.05 after tax per diluted share) on sale of certain operating assets.
(b)

Depreciation and amortization differs from depreciation and amortization presented in the statements of operations due to depreciation related to the manufacturing of goods which is included in cost of services rendered and goods sold.

(c)	Represents employees of continuing operations for all periods presented.
(d)	Includes assets and stockholders’ equity associated with the discontinued operation prior to 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with “Selected Financial Data,” and the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 2.

RPC, Inc. (“RPC”) provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and selected international locations. The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells.

Our key business and financial strategies are:

-
To focus our management resources on and invest our capital in equipment and geographic markets that we believe will earn high returns on capital, and maintain a conservative capital structure including low debt levels.

-	To maintain a flexible cost structure that can respond quickly to volatile industry conditions and business activity levels.

-	To deliver equipment and services to our customers safely.

-
To maximize shareholder return by optimizing the balance between cash invested in the Company's productive assets, the payment of dividends to shareholders, and the repurchase of its common stock on the open market.

-	To align the interests of our management and shareholders.

In assessing the outcomes of these strategies and RPC’s financial condition and operating performance, management generally reviews periodic forecast data, monthly actual results, and other similar information. We also consider trends related to certain key financial data, including revenues, utilization of our equipment and personnel, pricing for our services and equipment, profit margins, selling, general and administrative expenses and cash flows. We continuously monitor factors that impact the level of current and expected customer activity levels, such as the price of oil and natural gas, changes in pricing and utilization. Our financial results are affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities.

Current industry conditions include historically high but stable natural gas prices, historically high, volatile oil prices, and a gradually increasing domestic rig count. These trends in 2004 resulted in increased utilization of our equipment and personnel followed by increased pricing for the Company's services and equipment. Improved results have also allowed us to make higher capital expenditures, which has led to an increase in capacity for providing services to our customers.

The results of our strategies are reflected in our 2004 financial and operational performance. We generated record revenues and profitability in 2004 because of better industry conditions, increased capacity, and growth in the utilization of our personnel and equipment. Revenues in 2004 of $339.8 million increased 25.6 percent compared to the prior year. The growth in revenues resulted primarily from increased utilization consistent with higher customer activity levels and to a lesser extent, our ability to increase our pricing for our equipment and services. International revenues for all of 2004 grew by 132.1 percent mainly due to our focus on several international business opportunities. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration. Based on current industry conditions and trends during the first two months of 2005, we expect consolidated revenues for 2005 to increase, although the volatility in our industry makes accurate near-term forecasts unreliable.

During the fourth quarter, we sold certain non-core operating assets generating proceeds of approximately $10 million and a pretax gain of approximately $3.3 million, or $0.05 (adjusted for the three-for-two stock split) per diluted share. Earnings before income taxes increased to $53.2 million in 2004 compared to $17.6 million in the prior year. The effective tax rate in 2004 of 34.6 percent was lower than the rate of 38.0 percent in 2003 because we recognized previously reserved foreign tax credits and made adjustments to liabilities for foreign taxes. Diluted earnings per share increased to $0.80 (adjusted for the three-for-two stock split) in 2004 compared to $0.25 (adjusted for the three-for-two stock split) in the prior year. Cash flows from operating activities were $50.4 million compared to $50.6 million in the prior year, and cash and cash equivalents were $29.6 million at December 31, 2004, an increase of $7.3 million compared to the prior year. This increase in cash and cash equivalents resulted primarily from improved operating results coupled with $10 million of proceeds generated from the sale of liftboats in the fourth quarter of 2004, offset by increased capital expenditures and contributions to the defined benefit pension plan. Our financial condition remains strong as our debt to capitalization remains at less than three percent as of December 31, 2004.

Cost of services rendered and goods sold as a percentage of revenues decreased approximately five percent in 2004 compared to 2003. This improvement was due to leveraging our direct costs with higher revenues as a result of increased utilization and improved pricing.

Selling, general and administrative expenses as a percentage of revenues remained relatively stable at 19 percent, but increased consistent with the increase in revenues due to increased incentive compensation costs and increased headcount related to  higher activity levels and the expansion of our safety program, the implementation of additional information technology to support operational efficiencies at higher activity levels, and an increase in bad debt expense.

Consistent with our strategy to selectively grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $49.9 million in 2004. The actual amount of 2005 expenditures will depend primarily on equipment maintenance requirements and expansion opportunities, although we currently expect capital expenditures to be approximately $60 million in 2005. Consistent with 2004, we expect these expenditures to be primarily directed toward our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, has been stable or gradually increasing for several years, and the overall domestic rig count during the first two months of 2005 is approximately 13 percent higher than in the comparable period in 2004. The price of oil has risen by approximately 36 percent and the price of natural gas has risen by approximately 10 percent during this period as well. While the overall drilling rig count has increased, drilling activity in the Gulf of Mexico remains weak, which is unfavorable because of the Company’s historical presence in this geographic market. The Company has responded to these trends by emphasizing investments in more robust domestic markets and making only selective investments in the Gulf of Mexico market. In spite of relatively stable industry conditions, the Company understands that factors influencing the industry are unpredictable. Our response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure.

On January 25, 2005, RPC's Board of Directors declared a three-for-two stock split of the Company's common shares. The additional shares were distributed on March 10, 2005 to stockholders of record on February 10, 2005. All share, earning per share, and dividends per share data have been adjusted to reflect this stock split.

Our ability to sustain our recent growth in revenues and profitability will depend upon a number of factors, including our ability to expand the business generated by our core service lines (including geographic expansion) and continue to improve operating efficiencies and organizational effectiveness. Numerous factors can affect our ability to achieve these goals, including without limitation, U.S. and global economic conditions, increased competition from other oilfield service companies, increased cost of equipment, delays in receiving equipment, availability and cost of qualified personnel, tensions in the Middle East and other oil-producing nations, demand for oil in rapidly industrializing economies such as China and India, and the weather in the United States during 2005.

Results of Operations
Years Ended December 31,	2004	2003	2002
Consolidated revenues	$339,792	$270,527	$209,030
Revenues by business segment:
Technical	$279,070	$216,321	$163,593
Support	56,917	43,909	35,784
Other	3,805	10,297	9,653
Consolidated operating profit (loss)	$45,789	$16,399	$(10,426)
Operating profit (loss) by business segment:
Technical	$47,027	$22,433	$(1,162)
Support	8,287	2,641	(3,154)
Other	(975)	(1,355)	(1,603)
Corporate expenses	$(8,550)	$(7,320)	$(4,507)
Net income (loss)	$34,773	$10,893	$(5,260)
Earnings (loss) per share — diluted (adjusted for three-for-two stock split)	$0.80	$0.25	$(0.12)
Percentage cost of services rendered and goods sold to revenues	57%	62%	69%
Percentage selling, general and administrative expenses to revenues	19%	19%	21%
Percentage depreciation and amortization expense to revenues	10%	12%	15%
Effective income tax rate	34.6%	38.0%	35.5%
Average U.S. domestic rig count	1,190	1,029	830
Average natural gas price (per thousand cubic feet (mcf))	$5.88	$5.41	$3.29
Average oil price (per barrel)	$41.35	$31.23	$26.16

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Revenues. Revenues for 2004 increased 25.6 percent compared to 2003. Domestic revenues increased due to higher customer drilling and production enhancement activity. Our growth in revenues was higher than the domestic rig count growth, principally because of the effect of increased international revenues, of an acquisition closed during 2003 and of our new fishing tool service line which began operations in 2004. These increases were partially offset by continued weakness in the Gulf of Mexico market, exacerbated by the hurricanes in the area during the third quarter 2004, heavy rains during the fourth quarter impacting mid-continent operations, and the sale of one of our non-oilfield businesses during the second quarter of 2004.

The average price of natural gas increased 8.7 percent during 2004 compared to 2003, and the average price of oil increased 32.4 percent during the same period. The average U.S. domestic rig count increased by 15.6 percent during 2004 compared to 2003. This increase in oil and gas prices and resulting increase in drilling activity had a positive impact on our financial results. We believe that our activity levels are affected more by natural gas prices than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells. The correlation between the changes in the price of oil and natural gas and U.S. domestic drilling activity were more highly correlated in 2004 than in 2003. This higher correlation is consistent with past industry cycles.

The Technical Services segment revenues for 2004 increased 29.0 percent due primarily to increased customer activity levels and demand for our services, additional equipment capacity, higher pricing levels in most of our service lines and a shift in the mix of pressure pumping work towards higher revenue generating jobs. The Support Services segment revenues for 2004 increased 29.6 percent as a result of higher equipment utilization, additional capacity and slightly higher pricing in rental tools, which is the largest service line within this segment, partially offset by lower utilization and reduced pricing for our marine liftboats.

Cost of services rendered and goods sold. Cost of services rendered and goods sold, as a percentage of revenues, decreased five percentage points in 2004 compared to 2003 as a result of improved operating leverage due to overall higher utilization of personnel and operating equipment, and better pricing. Cost of services rendered and goods sold increased 14.8 percent due primarily to increased direct employment costs, and variable operational expenses such as equipment maintenance, materials and supplies, sub-rental expense and fuel costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 26.0 percent to $65.9 million in 2004 from $52.3 million in 2003, however as a percentage of revenues, remained relatively stable at 19 percent. The increase was due to increased incentive compensation costs and increased headcount related to higher activity levels and the expansion of our safety program. The increase was also due to the implementation of additional information technology to support operational efficiencies at higher activity levels and an increase in bad debt expense.

Depreciation and amortization. Depreciation and amortization were $34.5 million in 2004, a 4.2 percent increase compared to $33.1 million in 2003. This increase in depreciation and amortization resulted from various maintenance and growth capital expenditures within Support Services and Technical Services, and from the effect of the acquisition completed during the second quarter of 2003. As a percentage of revenues these costs declined due to their fixed nature.

Other income, net. Other income, net for 2004 includes a gain of approximately $3.3 million related to the sale of the Company’s domestic liftboat fleet during the fourth quarter of 2004. This transaction generated proceeds of approximately $10 million. Other income also includes gains in 2004 and 2003 related to miscellaneous real property dispositions, sales to customers of lost or damaged rental equipment, and gains from various legal and insurance claim settlements.

Interest expense, net. Interest expense, net was $68 thousand in 2004 compared to $153 thousand in 2003.

Income tax provision. The effective tax rate in 2004 was 34.6 percent, a reduction from 38.0 percent in 2003, primarily because of an aggregate reduction in the tax provision of approximately $1.1 million related to the recognition of previously reserved foreign tax credit carryovers and an adjustment to the liabilities for foreign taxes.

Net income and diluted earnings per share. Net income for 2004 was $34.8 million, or $0.80 (adjusted for three-for-two stock split) diluted earnings per share. This included the $2.2 million after tax gain, or $0.05 (adjusted for three-for-two stock split) per diluted share, related to the sale of the liftboats and $1.1 million, or $0.03 (adjusted for three-for-two stock split) per diluted share, related to the tax provision adjustments. Net income for 2003 was $10.9 million or $0.25 (adjusted for three-for-two stock split) diluted earnings per share.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Revenues. Revenues for 2003 increased 29.4 percent compared to 2002 as a result of higher utilization of equipment and personnel, increased pricing in most of our service lines and the impact of the Bronco Oilfield Services acquisition completed at the beginning of the second quarter of 2003. During 2003, the average domestic rig count increased 24.0 percent compared to 2002. The average price of natural gas increased 64.4 percent during 2003 compared to 2002, while the average price of oil increased 19.4 percent during the same period. This increase in oil and gas prices had a positive impact on our financial results especially the greater increase in gas prices, because we believe that our activity levels are affected more by natural gas prices than by the price of oil. Although the prices of oil and natural gas in 2003 were significantly higher than in 2002, the higher prices and the increase in drilling activity did not correlate as closely as in past cycles. If this continues, then it is possible that rising oil and gas prices in the future may not necessarily indicate an increase in our activity levels, as they have historically.

Technical Services revenues increased 32.2 percent in 2003 compared to 2002 as a result of higher utilization of equipment and personnel, increased pricing in most service lines and the impact of the Bronco Oilfield Services acquisition completed at the beginning of the second quarter of 2003. Support Services revenues increased 22.7 percent in 2003 compared to the prior year, as a result of higher utilization of equipment slightly offset by a decrease in pricing. Part of this revenue increase was due to increased utilization of the Company’s marine liftboats, which were involved in a long term, non-oilfield related project during most of 2003. Support Services revenues experienced a relatively lower revenue increase than Technical Services due to this segment’s presence in the Gulf of Mexico geographic market. Drilling activity in the Gulf of Mexico was much weaker than in other parts of the U.S. domestic market, and as measured by the rig count, declined during 2003 compared to 2002.

Cost of services rendered and goods sold. Cost of services rendered and goods sold, as a percentage of revenues, decreased seven percentage points because of higher utilization of equipment and personnel. Cost of services rendered and goods sold increased 17.7 percent due to higher customer activity levels, because many of these costs vary directly with activity. In particular, materials and supplies expense, insurance and overtime personnel expense increased compared to 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses were $52.3 million in 2003 compared to $44.9 million in 2002, an increase of 16.5 percent. These expenses increased primarily because of higher personnel and incentive compensation expense consistent with increased activity levels and profitability, and increased pension expense relating to the Company’s pension plan obligation. As a percentage of revenues, these costs decreased two percentage points due to improved operating leverage.

Depreciation and amortization. Depreciation and amortization were $33.1 million in 2003, a six percent increase compared to $31.2 million in 2002. The increase in depreciation and amortization resulted from the cumulative effect of the higher levels of growth capital expenditures.

Interest expense (Income), net. Interest expense was $153 thousand in 2003 compared to $74 thousand in 2002.

Other income, net. Other income, net in 2003 includes a gain from the settlement of an insurance claim, proceeds from a settlement of a dispute with a vendor, and gains related to the sale of operating equipment, partially offset by the recognition of a loss sustained on damaged operating equipment. During 2002, other income included primarily gains relating to the sale of operating equipment, proceeds from the settlement of a lawsuit, and a gain from the sale of a small business unit.

Income tax provision (benefit). The effective income tax rate for 2003 was 38.0 percent while the rate for 2002 was 35.5 percent. The slight increase in the book effective tax rate is due to the effect of permanent differences between book and taxable income.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the historical cash flows for the twelve months ended December 31:
	(in thousands)
	2004	2003	2002
Net cash provided by operating activities	$50,374	$50,631	$27,556
Net cash used for investing activities	37,215	34,670	21,831
Net cash used for financing activities	5,825	5,192	4,927

2004

Cash provided by operating activities was $50.4 million in 2004 compared to $50.6 million in 2003. The large improvement in operating results was offset by a $4.2 million cash contribution to the defined benefit pension plan, receipt of large income tax refunds in 2003 that did not recur in 2004, and higher working capital requirements. Increased revenues resulted in an increase in accounts receivable which was partially offset by an increase in accounts payable and other liabilities.

Cash used in investing activities for 2004 increased by $2.5 million compared to 2003, primarily as a result of an increase in capital expenditures partially offset by an increase in proceeds from sale of property and equipment, including the sale of the liftboats, and a decrease in cash used for purchases of businesses. Cash used for purchases of businesses in 2004 includes earnout payments of $3.3 million related to 2003 operating results. Cash used for purchases of businesses in 2003 included a business acquisition; there were no earnout payments in 2003.

Cash used in financing activities for 2004 increased by $0.6 million compared to 2003, due to increases in dividends paid per share and debt service requirements, partially offset by increases in proceeds received from the exercise of stock options.

2003

Cash provided by operating activities for 2003 increased $23.1 million, or 84 percent, compared to 2002. The increase was primarily due to improved operating results coupled with receipt of a tax refund in 2003 resulting from carryback of prior year net operating losses. These increases were partially offset by higher working capital requirements including an increase in accounts receivable due to higher revenues partially offset by an increase in accounts payable and other liabilities consistent with higher business activity levels.

Cash used in investing activities for 2003 increased $12.8 million, or 59 percent, compared to 2002, primarily as a result of an increase in capital expenditures and a business acquisition.

Cash used in financing activities for 2003 increased $0.3 million, or 5 percent, compared to 2002. The increase is primarily a result of lower debt service requirements partially offset by higher repurchases in the open market of the Company’s stock. The Company purchased 185,600 shares of its common stock on the open market during 2003.

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2004, was strong. We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, which includes access to a $25 million credit facility with a financial institution, of which $9.9 million was available as of December 31, 2004, and cash expected to be generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months. The portion of the credit facility that is not currently available supports letters of credit relating to self-insurance programs or contract bids.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations. We believe our liquidity will allow us to grow our asset base and revenues as improvements occur in business conditions and customer activity levels.

Cash Requirements

Capital expenditures were $49.9 million in 2004, and we currently expect capital expenditures to be approximately $60 million in 2005. The actual amount of 2005 expenditures will depend primarily on equipment maintenance requirements and expansion opportunities.

We expect that additional contributions to the defined benefit pension plan of approximately $1.6 million will be required in 2005 to achieve the Company’s funding objective.

On January 25, 2005, the Board of Directors approved a 100 percent increase in the quarterly cash dividend, from $0.02 to $0.04 to be paid March 10, 2005 to shareholders of record on February 10, 2005. Based on the shares outstanding on December 31, 2004, the aggregate annual amount would be approximately $6.9 million. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

In accordance with the respective purchase agreements, earnout payments to sellers of acquired businesses may be paid on an annual basis. The Company anticipates that earnout payments of approximately $4.3 million will be made in 2005 related to 2004 operating results.

In February 2005, the Company prepaid a promissory note totaling $2.8 million.

Contractual Obligations

The Company’s obligations and commitments that require future payments include notes payable in connection with acquisitions, a bank demand note, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company’s significant contractual obligations as of December 31, 2004:

Contractual obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$4,800	$2,700	$2,100	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases (2)	4,869	2,131	2,579	159	—
Purchase obligations (3)	—	—	—	—	—
Other long-term liabilities (4)	11,466	11,466	—	—	—
Total contractual obligations	$21,135	$16,297	$4,679	$159	$—

(1)	In February 2005, the Company prepaid a $2.8 million promissory note which extinguished a portion of this debt.
(2)	Operating leases include agreements for various office locations, office equipment, and certain operating equipment.
(3)

As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs. However, the Company does not have any obligations that are non-cancelable or subject to a penalty if canceled.

(4)

Includes expected cash payments for long-term liabilities reflected on the balance sheet where the timing of the payments are known. These amounts include primarily known pension plan funding obligations, earnout payments, and incentive compensation. These amounts exclude pension obligations with uncertain funding requirements and deferred compensation liabilities.

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices. Due to the recent increases in activity in the domestic oilfield, the Company has experienced some upward wage pressures in the labor markets from which it hires employees. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. During 2004, the price of steel, for both the commodity and for products manufactured with steel, rose dramatically due to increased worldwide demand. This affected the Company's operations through delays in scheduled deliveries of new equipment and price quotations that were only valid for a limited period of time. Steel prices remained high as of December 31, 2004. If steel prices remain high, delays in scheduled deliveries of new equipment will continue, and it is likely that the cost of the Company's new equipment will increase. These increases would result in higher capital expenditures and depreciation expense. RPC may not be able to recover such increased costs through price increases to its customers, thereby reducing the Company's future profits.

Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements.

Related Party Transactions

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc. (“Chaparral”), RPC’s former powerboat manufacturing segment. RPC accomplished the spin-off by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation (a Delaware corporation) (“Marine Products”), a newly formed wholly-owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders. In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship.

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $546,000 in 2004, $496,000 in 2003 and $588,000 in 2002. The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

The Employee Benefits Agreement provides for, among other things, Marine Products to participate in two RPC sponsored benefit plans, specifically, the defined contribution 401(k) plan and the defined benefit retirement income plan. Following the spin-off, RPC charged Marine Products for, and Marine Products has been obligated to pay, its allocable share of pension costs and the associated funding obligation related to the prior service liabilities of Chaparral employees. Effective December 2003, the related prior service liabilities totaling $3,314,000 and pension assets totaling $2,517,000 were transferred within the multiple employer plan from RPC to Marine Products. Accordingly, during 2004, the pension costs and funding obligations were incurred directly by Marine Products.

The Tax Sharing and Indemnification Agreement provides for, among other things, the treatment of income tax matters for periods through the date of the spin-off and responsibility for any adjustments as a result of audit by any taxing authority. The general terms provide for the indemnification for any tax detriment incurred by one party caused by the other party’s action. The amounts transferred as settlements from RPC to Marine Products totaled approximately $19,000 in 2004, $0 in 2003 and $140,000 in 2002.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or shareholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $529,000 in 2004 and $1,058,000 in 2003. In addition, the overhead crane fabrication division of RPC recorded $171,000 in 2003 and $332,000 in 2002 in revenues from the powerboat manufacturing segment that is now a subsidiary of Marine Products pursuant to the spin-off, related to the sale, installation and service of overhead cranes.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $76,000 in 2004 and $105,000 in 2003.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require significant judgment by management in selecting the appropriate assumptions for calculating accounting estimates. These judgments are based on our historical experience, terms of existing contracts, trends in the industry, and information available from other outside sources, as appropriate. Senior management has discussed the development, selection and disclosure of its critical accounting estimates with the Audit Committee of our Board of Directors. The Company believes the following critical accounting policies involve estimates that require a higher degree of judgment and complexity:

Allowance for doubtful accounts — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. In 2002 and 2003, the Company recorded four large recoveries of previously charged off amounts from three different customers. There were no large recoveries in 2004.

We record specific provisions when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

The estimated allowance for doubtful accounts is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region. In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables. Excluding the effect of the recoveries referred to above, the annual provisions for doubtful accounts have ranged from 0.06 percent to 0.34 percent of revenues over the last three years. Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2004 would have resulted in a change of approximately $0.4 million to the allowance for doubtful accounts and a corresponding change to selling, general and administrative expenses.

Income taxes — The effective income tax rates were 34.6 percent in 2004, 38.0 percent in 2003, and 35.5 percent in 2002. Our effective tax rates vary due to changes in estimates of our future taxable income, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments. As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.

We establish a valuation allowance against the carrying value of deferred tax assets when we determine that it is more likely than not that the asset will not be realized through future taxable income. Such amounts are charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for a valuation allowance.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions. Deferred tax liabilities and assets are determined based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the year the differences are expected to reverse.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates.

During 2004 the Company re-evaluated its estimated tax exposures in various international tax jurisdictions based on our projected international business development opportunities. Based on this review, we reduced our liabilities for foreign taxes and our tax provision by $0.6 million to reflect the estimated change which lowered the 2004 effective tax rate by approximately 1.2 percentage points.

Insurance expenses - The Company self insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability. The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims. The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims. As of December 31, 2004, the Company estimates the range of exposure to be from $8.6 million to $11.6 million. The Company has recorded liabilities at December 31, 2004 of approximately $10.3 million which represents management’s best estimate of probable loss.

Depreciable life of assets — RPC’s net property, plant and equipment at December 31, 2004 was $114.2 million representing 43.4 percent of the Company’s consolidated assets. Depreciation and amortization expenses for the year ended December 31, 2004 were $34.5 million, or 11.7 percent of total operating costs. Management judgment is required in the determination of the estimated useful lives used to calculate the annual and accumulated depreciation and amortization expense.

Property, plant and equipment are reported at cost less accumulated depreciation and amortization, which is generally provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors including historical experience with similar assets. Assets are monitored to ensure changes in asset lives, are identified and prospective depreciation and amortization expense is adjusted accordingly. We have not made any changes to the estimated lives of assets resulting in a material impact in the last three years.

Defined benefit pension plan - In 2002, the Company ceased all future benefit accruals under the defined benefit plan, although the Company remains obligated to provide employees benefits earned through March 2002. The Company accounts for the defined benefit plan in accordance with the provisions of SFAS 87, “Employers’ Accounting for Pensions” and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment adviser. Differences between the expected long-term return on plan assets and the actual return are amortized over future years. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. The Company’s assumption for the expected return on plan assets is 8.0 percent which is unchanged from the prior year.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes the Moody’s Aa long-term corporate bond yield with a yield adjustment made for the longer duration of the Company’s obligations. A lower discount rate increases the present value of benefit obligations. The Company determined a discount rate of 5.75 percent as of December 31, 2004, compared to a discount rate of 6.25 percent in 2003 and 6.875 percent in 2002.

In 2004, the change in the minimum pension liability within accumulated other comprehensive loss decreased stockholders’ equity by $0.6 million after tax. Holding all other factors constant, a decrease in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an after-tax increase of approximately $0.9 million in accumulated other comprehensive loss and an increase in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an after-tax decrease of approximately $0.5 million in accumulated other comprehensive loss.

The Company recognized pretax pension expense of $1.2 million in 2004, $1.6 million in 2003, and $0.7 million in 2002. Pension expense is anticipated to remain relatively unchanged at approximately $1.2 million in 2005. Holding all other factors constant, a change in the expected long-term rate of return on plan assets by 0.50 percentage points would result in an increase or decrease in pension expense of approximately $0.10 million in 2005. Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an increase or decrease in pension expense of approximately $0.12 million in 2005.

New Accounting Standards

In December 2003, the FASB issued Statement of Financial Accounting Standard No. 132 (revised 2003) (“SFAS 132R”), “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” SFAS 132R does not change the measurement or recognition provisions for defined benefit pensions and other post-retirement benefits; however, it requires additional annual disclosures about assets, obligations, cash flows, net periodic benefit cost and projected benefit payments of those plans. The Company has adopted the provisions of SFAS 132R and presented the disclosures in Note 10 to the consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF 03-1 applies to investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however, qualitative and quantitative disclosures are effective for the fiscal year ending December 31, 2004. The adoption of EITF 03-1 did not have a material impact on the financial position, results of operations or liquidity of the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period that begins after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include the modified prospective application and the modified retrospective application. Under the modified retrospective application, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective application requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective application would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the impact of applying the various provisions of SFAS 123R.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. By focusing the exception on exchanges that lack commercial substance, SFAS 153 intends to produce financial reporting that more faithfully represents the economics of the transaction. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 with earlier application permitted for nonmonetay exchanges occurring in fiscal periods beginning after the date of issuance. The provisions are to be applied prospectively. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), issued in December 2004, is intended to provide limited relief in the application of the indefinite reinvestment criterion due to ambiguities surrounding the implementation of the Act. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. RPC has not yet completed evaluating the impact of the repatriation provisions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2004, cash and cash equivalents were primarily invested in overnight U.S. treasury bills and money market accounts which are highly liquid with maturities of three months or less. As a result, we are not subject to material interest rate risk exposure on these investments. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. This risk is managed through conservative policies to invest in high-quality obligations. Also, as of December 31, 2004, RPC had debt with a variable interest rate that exposes RPC to certain market risks; however, all outstanding debt will either be prepaid or mature in 2005, therefore, RPC is not subject to material interest rate risk exposure. For additional information with respect to RPC’s long term debt, see Note 7 of the Notes to Consolidated Financial Statements.

As of December 31, 2004, RPC had accounts receivable of approximately $76 million (net of an allowance for doubtful accounts of approximately $2.6 million). RPC is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the oil and gas industry.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders of RPC, Inc.:

The management of RPC, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. RPC, Inc. maintains a system of internal accounting controls designed to provide reasonable assurance, at a reasonable cost, that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with accounting principles generally accepted in the United States of America. The internal control system is augmented by written policies and procedures, an internal audit program and the selection and training of qualified personnel. This system includes policies that require adherence to ethical business standards and compliance with all applicable laws and regulations.

There are inherent limitations to the effectiveness of any controls system. A controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Also, no evaluation of controls can provide absolute assurance that all control issues and any instances of fraud, if any, within the Company will be detected. Further, the design of a controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The Company intends to continually improve and refine its internal controls.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as required by Rules 13a-15 and 15d under the Securities Exchange Act of 1934, as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2004.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements for the year ended December 31, 2004, and has also issued their report on management’s assessment of the Company’s internal control over financial reporting, included in this report on page 29.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

 Board of Directors and Stockholders of RPC, Inc.

We have audited management’s assessment included in Management’s Report on Internal Control Over Financial Reporting included in RPC, Inc.’s Form 10-K for 2004, that RPC, Inc. (a Delaware Corporation) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  RPC, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO.  Also in our opinion, RPC, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of RPC, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia

March 11, 2005

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

December 31,	2004	2003
ASSETS
Cash and cash equivalents	$29,636	$22,302
Accounts receivable, net	75,793	53,719
Inventories	10,587	10,057
Deferred income taxes	6,144	6,394
Income taxes receivable	-	4,263
Prepaid expenses and other current assets	3,638	3,614
Current assets	125,798	100,349
Property, plant and equipment, net	114,222	109,163
Goodwill and other intangibles, net	20,183	15,488
Other assets	2,739	1,864
Total assets	$262,942	$226,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$23,389	$19,603
Accrued payroll and related expenses	10,842	8,526
Accrued insurance expenses	3,875	2,852
Accrued state, local and other taxes	2,183	1,663
Income taxes payable	113	-
Current portion of long-term debt	2,700	1,110
Other accrued expenses	5,187	3,369
Current liabilities	48,289	37,123
Long-term accrued insurance expenses	6,451	5,856
Long-term debt	2,100	4,800
Long-term pension liability	11,379	12,972
Deferred income taxes	11,945	13,296
Other long-term liabilities	1,355	1,711
Total liabilities	81,519	75,758
Commitments and contingencies
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued
Common stock, $.10 par value, 79,000,000 shares authorized, 43,215,368 and 42,939,480 shares issued and outstanding in 2004 and 2003, respectively	4,321	4,293
Capital in excess of par value	27,326	25,365
Retained earnings	160,189	128,824
Deferred compensation	(3,527)	(1,076)
Accumulated other comprehensive loss	(6,886)	(6,300)
Total stockholders’ equity	181,423	151,106
Total liabilities and stockholders’ equity	$262,942	$226,864

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2004	2003	2002
REVENUES	$339,792	$270,527	$209,030
COSTS AND EXPENSES:
Cost of services rendered and goods sold	193,659	168,766	143,362
Selling, general and administrative expenses	65,871	52,268	44,852
Depreciation and amortization	34,473	33,094	31,242
Operating profit (loss)	45,789	16,399	(10,426)
Interest expense, net	68	153	74
Other income, net	7,482	1,324	2,346
Income (loss) before income taxes	53,203	17,570	(8,154)
Income tax provision (benefit)	18,430	6,677	(2,894)
Net income (loss)	$34,773	$10,893	$(5,260)
EARNINGS (LOSS) PER SHARE
Basic	$0.82	$0.26	$(0.12)
Diluted	$0.80	$0.25	$(0.12)
Dividends paid per share	$0.08	$0.07	$0.07

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
RPC, INC. AND SUBSIDIARIES

(in thousands)
		Common Stock		Capital in Excess of			Accumulated Other
Three Years Ended December 31, 2004	Comprehensive Income (Loss)	Shares	Amount	Par Value	Deferred Compensation	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2001		28,691	$2,869	$27,182	$(1,686)	$128,932	$(861)	$156,436
Stock issued for stock incentive plans, net		1	1	122	500	—	—	623
Stock purchased and retired		(85)	(9)	(873)	—	—	—	(882)
Net loss	$(5,260)		—	—	—	(5,260)	—	(5,260)
Minimum pension liability, net of taxes of $1,909	(3,114)		—	—	—	—	(3,114)	(3,114)
Unrealized gain on securities, net of taxes of $90	145						145	145
Comprehensive loss	$(8,229)
Dividends declared			—	—	—	(2,867)	—	(2,867)
Three-for-two stock split		14,304	1,430	(1,430)				—
Balance, December 31, 2002		42,911	4,291	25,001	(1,186)	120,805	(3,830)	145,081
Stock issued for stock incentive plans, net		29	3	233	110	—	—	346
Stock purchased and retired		(189)	(20)	(1,850)	—	—	—	(1,870)
Stock issued in connection with purchase of business		179	18	1,982	—	—	—	2,000
Net income	$10,893		—	—	—	10,893	—	10,893
Minimum pension liability, net of taxes of $1,534	(2,503)		—	—	—	—	(2,503)	(2,503)
Unrealized gain on securities, net of taxes of $20	33						33	33
Comprehensive income	$8,423
Dividends declared			—	—	—	(2,874)	—	(2,874)
Three-for-two stock split		9	1	(1)				—
Balance, December 31, 2003		42,939	4,293	25,365	(1,076)	128,824	(6,300)	151,106
Stock issued for stock incentive plans, net		354	36	4,282	(2,451)	—	—	1,867
Stock purchased and retired		(170)	(17)	(2,312)	—	—	—	(2,329)
Net income	$34,773		—	—	—	34,773	—	34,773
Minimum pension liability, net of taxes of $370	(605)		—	—	—	—	(605)	(605)
Unrealized gain on securities, net of taxes of $12	19						19	19
Comprehensive income	$34,187
Dividends declared			—	—	—	(3,408)	—	(3,408)
Three-for-two stock split		92	9	(9)				—
Balance, December 31, 2004		43,215	$4,321	$27,326	$(3,527)	$160,189	$(6,886)	$181,423

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RPC, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2004	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$34,773	$10,893	$(5,260)
Non-cash charges (credits) to earnings:
Depreciation and amortization and other non-cash charges	35,054	33,182	31,342
Gain on sale of equipment and property	(5,551)	(36)	(1,353)
Deferred income tax (benefit) provision	(756)	5,401	9,193
(Increase) decrease in assets:
Accounts receivable	(22,074)	(13,551)	6,760
Income taxes receivable	4,472	4,554	(6,564)
Inventories	(530)	(455)	(794)
Prepaid expenses and other current assets	41	(117)	461
Other non-current assets	(875)	103	(501)
Increase (decrease) in liabilities:
Accounts payable	3,786	7,323	205
Income taxes payable	113	-	-
Accrued payroll and related expenses	2,316	885	(2,482)
Accrued insurance expenses	1,618	1,010	(2,403)
Accrued state, local and other taxes	520	4	(1,237)
Other accrued expenses	391	(962)	189
Pension liabilities	(2,568)	2,003	—
Other non-current liabilities	(356)	394	—
Net cash provided by operating activities	50,374	50,631	27,556
INVESTING ACTIVITIES
Capital expenditures	(49,869)	(30,356)	(22,481)
Purchase of businesses	(3,310)	(6,210)	(1,885)
Proceeds from sale of assets	15,964	1,896	2,535
Net cash used for investing activities	(37,215)	(34,670)	(21,831)
FINANCING ACTIVITIES
Payment of dividends	(3,408)	(2,874)	(2,867)
Payments on debt	(1,110)	(552)	(1,365)
Cash paid for common stock purchased and retired	(1,728)	(1,870)	(882)
Proceeds received upon exercise of stock options	421	104	187
Net cash used for financing activities	(5,825)	(5,192)	(4,927)
Net increase in cash and cash equivalents	7,334	10,769	798
Cash and cash equivalents at beginning of year	22,302	11,533	10,735
Cash and cash equivalents at end of year	$29,636	$22,302	$11,533

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

Note 1: Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

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

Dividends

On January 25, 2005 the Board of Directors approved a 100 percent increase in the quarterly cash dividend, from $0.02 to $0.04, as adjusted for the three-for-two stock split, which will be payable March 10, 2005 to stockholders of record at the close of business February 10, 2005.

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

Concentration of Credit Risk

Substantially all of the Company’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company provided oilfield services to several hundred customers, none of which accounted for more than 10 percent of consolidated revenues.

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when acquired are considered to be cash equivalents. RPC maintains cash equivalents and investments in one or more large, well-capitalized financial institutions, and RPC’s policy restricts investment in any securities rated less than “investment grade” by national rating services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

Investments

Investments classified as available-for-sale are stated at their fair values, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company did not realize any gains on securities during 2004, 2003 and 2002. In 2004, the Company reclassed approximately $59,000 from other comprehensive income as a result of the securities that are held in a Supplemental Retirement Plan being classified as trading. This reclassification of securities from available-for-sale to trading was due to a change in the frequency of participant directed investment choices.

Management determines the appropriate classification of investments at the time of purchase and re-evaluates such designations as of each balance sheet date.

Allowance for Doubtful Accounts

Accounts receivable are carried at the amount owed by customers, reduced by an allowance for estimated amounts that may not be collectible in the future. The estimated allowance for doubtful accounts is based on our evaluation of industry trends, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of our international customers, our judgments about the economic and political environment of the related country and region. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of previously written-off accounts are recorded when collected.

Inventories

Inventories, which consist principally of (i) products that are consumed in RPC’s services provided to customers, (ii) spare parts for equipment used in providing these services and (iii) manufactured components and attachments for equipment used in providing services, are recorded at the lower of weighted average cost or market value. Market value is determined based on replacement cost for material and supplies and net realizable value for work in process and finished goods. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments.

Property, Plant and Equipment

Property, plant and equipment, including software costs, are reported at cost less accumulated depreciation and amortization, which is generally provided on a straight-line basis over the estimated useful lives of the assets. Costs of developing software for sale are charged to expense when incurred until technological feasibility has been established for the product. Thereafter, until the software is ready for general release to customers the costs are capitalized. Annual depreciation and amortization expense is computed using the following useful lives: operating equipment, 3 to 10 years; buildings and leasehold improvements, 15 to 30 years; furniture and fixtures, 5 to 7 years; software, 5 years; and vehicles, 3 to 5 years. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income. Expenditures for additions, major renewals, and betterments are capitalized. Expenditures for restoring an identifiable asset to working condition or for maintaining the asset in good working order constitute repairs and maintenance and are expensed as incurred.

RPC records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment and other assets, to determine if any impairments should be recognized. Management believes that the long-lived assets in the accompanying balance sheets have not been impaired.
.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $20,133,000 at December 31, 2004 and $15,396,000 at December 31, 2003. Goodwill is reviewed annually for impairment in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In reviewing goodwill for impairment, potential impairment is measured by comparing the estimated fair value of a reporting unit with its carrying value. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred.

Other intangibles primarily represent non-compete agreements related to businesses acquired. Non-compete agreements are amortized on a straight-line basis over the period of the agreement, as this method best estimates the ratio that current revenues bear to the total of current and anticipated revenues. The carrying amount and accumulated amortization for non-compete agreements are as follows:

	December 31,
	2004	2003
Non-compete agreements	$450,000	$450,000
Less: accumulated amortization	(411,691)	(371,683)
	$38,309	$78,317

Amortization of non-compete agreements was approximately $40,000 in 2004, $40,000 in 2003, and $80,000 in 2002. Estimated amortization for the remaining useful lives of non-compete agreements is as follows:

2005	28,309
2006	10,000

Insurance Expenses

RPC self insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability, and employee health insurance plan costs. The estimated cost of claims under these self-insurance programs is estimated and accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. The portion of these estimated outstanding claims expected to be paid more than one year in the future is classified as long-term accrued insurance expenses.

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

Defined Benefit Pension Plan

The Company has a defined benefit pension plan that provides monthly benefits upon retirement at age 65 to eligible employees. See Note 10 for a full description of this plan and the related accounting and funding policies.

Earnings per Share

SFAS No. 128, “Earnings Per Share,” requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of the dilutive effect of stock options and time lapse restricted and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. A reconciliation of the weighted shares outstanding (adjusted for three-for-two stock split) is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Basic	42,464,193	42,555,222	42,393,024
Dilutive effect of stock options and restricted shares	965,246	598,985	--
Diluted	43,429,439	43,154,207	42,393,024

The effect of the Company’s stock options and restricted shares have been excluded from the calculation of diluted earnings per share in 2002, as their effect would have been antidilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The carrying value of debt approximates fair value since the interest rates are market based and are generally adjusted annually.

New Accounting Standards

In December 2003, the FASB issued Statement of Financial Accounting Standard No. 132 (revised 2003) (“SFAS 132R”), “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits.” SFAS 132R does not change the measurement or recognition provisions for defined benefit pensions and other post-retirement benefits; however, it requires additional annual disclosures about assets, obligations, cash flows, net periodic benefit cost and projected benefit payments of those plans. The Company has adopted the provisions of SFAS 132R and presented the disclosures in Note 10 to the consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF 03-1 applies to investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however, qualitative and quantitative disclosures are effective for the fiscal year ending December 31, 2004. The adoption of EITF 03-1 did not have a material impact on the financial position, results of operations or liquidity of the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period that begins after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the impact of applying the various provisions of SFAS 123R.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. By focusing the exception on exchanges that lack commercial substance, SFAS 153 intends to produce financial reporting that more faithfully represents the economics of the transaction. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 with earlier application permitted for nonmonetay exchanges occurring in fiscal periods beginning after the date of issuance. The provisions are to be applied prospectively. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), issued in December 2004, is intended to provide limited relief in the application of the indefinite reinvestment criterion due to ambiguities surrounding the implementation of the Act. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. RPC has not yet completed evaluating the impact of the repatriation provisions.

Stock-Based Compensation

RPC accounts for the stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” RPC records deferred compensation related to the restricted stock grants based on the fair market value of the shares at the issue date and amortizes such amounts ratably over the vesting period for the shares. Fair value of restricted shares granted was $3,273,000 in 2004, $132,000 in 2003 and $93,000 in 2002. RPC recorded amortization of deferred compensation totaling $822,000 in 2004, $241,000 in 2003 and $255,000 in 2002 related to these restricted stock grants.

If RPC had accounted for the stock incentive plans in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” the total fair value of awards granted would be amortized over the vesting period of the awards, and RPC’s reported net income (loss) and diluted net income (loss) per share would have been as follows:

Years ended December 31,	2004	2003	2002
(in thousands)
Net income (loss) — as reported	$34,773	$10,893	$(5,260)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax	510	150	164
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	1,193	957	767
Pro forma net income (loss)	$34,090	$10,086	$(5,863)
Pro forma income (loss) per share would have been as follows:
Basic - as reported	$0.82	$0.26	$(0.12)
Basic - pro forma	$0.80	$0.24	$(0.14)
Diluted - as reported	$0.80	$0.25	$(0.12)
Diluted - pro forma	$0.78	$0.23	$(0.14)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

The Company has computed, for pro forma disclosure purposes, the value of all options granted during 2003 and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

	2004	2003	2002
Risk-free interest rate	N/A	1.1%	2.9%
Expected dividend yield	N/A	1%	1%
Expected lives	N/A	7 years	7 years
Expected volatility	N/A	43-46%	43-46%

The total fair value of options granted to RPC employees were $0 in 2004, $2,534,000 in 2003 and $663,000 in 2002.

Three-for-Two Stock Split

The Board of Directors, at their quarterly meeting on January 25, 2005, authorized a three-for-two stock split by the issuance on March 10, 2005 of one additional common share for every two common shares held of record as of February 10, 2005. Accordingly, the par value of additional shares issued will be adjusted between common stock and capital in excess of par value, and fractional shares resulting from the stock split will be settled in cash. All share and per share data appearing in the consolidated financial statements and related footnotes have been retroactively adjusted for this split.

Note 2: Acquisitions

On April 1, 2003, RPC purchased all of the assets of Bronco Oilfield Services, Inc. (“Bronco”), a privately-held company, specializing in surface pressure control services and equipment. The acquisition was accounted for under the purchase method of accounting. Pro forma results of operations have not been presented for this acquisition because the effect was not material to the Company. The results of operations of the acquisition are included in the Company’s consolidated statements of operations from the date of acquisition. Goodwill related to the acquisition has been assigned to the Technical Services segment.

A summary of the Company’s purchase transaction is included in the following table (in thousands, except share amounts):

Entity Name and Description of Business Acquired	Date	Consideration	Inventory	Operating Equipment and Vehicles	Goodwill	Form of Consideration
Bronco Oilfield Services, Inc. (Production Rental Equipment)	4/03	$11,033	$395	$8,189	$2,449	• $5,533 in cash • 179,191 restricted shares valued at $2,000 • $3,500 in promissory note payable in five annual installments plus interest at 6 percent fixed rate • Potential earnout

The consolidated statement of cash flows for the year ended December 31, 2003 excludes the $3,500,000 of promissory notes payable and the $2,000,000 common stock issued in connection with the Bronco acquisition. Earnout payments to sellers of acquired businesses may have to be paid in accordance with the respective agreements on an annual basis and are recorded as goodwill when the earnout payment amounts are determinable. Earnout payments made to sellers of acquired businesses totaled $3,310,000 in 2004, based on 2003 operating results. There were no earnouts paid in 2003, based on 2002 operating results and $1,885,000 was paid in 2002, based on 2001 operating results. Estimated earnouts based on 2004 operating results totaling $4,262,000 are reflected in other accrued expenses in the consolidated balance sheet.

Note 3: Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $2,576,000 at December 31, 2004 and $2,539,000 at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

Note 4: Inventories

Inventories consist of the following:

December 31,	2004	2003
(in thousands)
Raw materials and supplies	$10,587	$8,251
Work in process	-	317
Finished goods	-	1,489
Total inventories	$10,587	$10,057

Work in process and finished goods balances at December 31, 2003 represented inventory held by a subsidiary which was sold during the second quarter of 2004.

Note 5: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2004	2003
(in thousands)
Land	$5,022	$5,464
Buildings and leasehold improvements	31,509	30,444
Operating equipment	234,647	221,770
Capitalized software	12,212	11,556
Furniture and fixtures	2,938	2,710
Vehicles	51,869	47,124
Construction in progress	2,407	3,449
Gross property, plant and equipment	340,604	322,517
Less: accumulated depreciation	226,382	213,354
Net property, plant and equipment	$114,222	$109,163

Depreciation expense was $34,397,000 in 2004, $32,901,000 in 2003 and $31,007,000 in 2002. There are no capital leases outstanding as of December 31, 2004 and December 31, 2003.

Note 6: Income Taxes

The following table lists the components of the provision (benefit) for income taxes:

Years ended December 31,	2004	2003	2002
(in thousands)
Current provision (benefit):
Federal	$16,028	$925	$(11,882)
State	2,300	164	(380)
Foreign	858	187	175
Deferred (benefit) provision:
Federal	(1,210)	4,975	8,467
State	454	426	726
Total income tax provision (benefit)	$18,430	$6,677	$(2,894)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2004	2003	2002
Federal statutory rate	35.0%	35.0%	34.0%
State income taxes	5.2	4.8	3.1
Tax credits	(3.0)	(2.1)	(3.6)
Adjustments to foreign tax liabilities	(1.2)	0.0	0.0
Other	(1.4)	0.3	2.0
Effective tax rate	34.6%	38.0%	35.5%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2004	2003
(in thousands)
Deferred tax assets:
Self-insurance	$4,312	$3,848
Pension	4,399	4,153
State net operating loss carryforwards	1,875	2,421
Bad debts	1,065	1,046
Accrued payroll	1,081	492
Stock-based compensation	520	0
Foreign tax credits	1,292	0
All others	247	355
Valuation allowance	(2,451)	(977)
Total deferred tax assets	12,340	11,338
Deferred tax liabilities:
Depreciation	(16,971)	(17,657)
Stock-based compensation	0	(34)
Goodwill	(1,049)	(549)
All others	(121)	0
Total deferred tax liabilities	(18,141)	(18,240)
Net deferred tax liabilities	$(5,801)	$(6,902)

Undistributed earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been accrued. Upon distribution of those earnings in the form of dividends or otherwise, RPC would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various countries. Determining the amount of unrecognized deferred U.S. income tax liability is not practicable.

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

The Company has remaining foreign tax credit carryforwards of approximately $1.3 million that expire in 2012 and 2013. During 2004, the Company recognized $0.5 million of previously unutilized foreign tax credits generated in prior years. As of December 31, 2004, the valuation allowance and deferred tax assets were increased by $1.3 million to reflect foreign tax credit carryforwards and a corresponding valuation allowance on a gross rather than a net basis. The valuation allowance for these foreign tax credit carryforwards has been established because the Company does not expect to utilize these credit carryforwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

The Company has net operating loss carryforwards related to state income taxes of approximately $43.8 million that expire in 2005 through 2017. A valuation allowance of approximately $1.2 million, representing the tax affected amount of loss carryforwards that the Company does not expect to utilize, has been established against the corresponding deferred tax asset.

Total income tax payments (refunds), net were $14,692,000 in 2004, $(3,263,000) in 2003 and $(4,097,000) in 2002.

Note 7: Long-Term Debt

At December 31, 2004, future minimum payments on long-term debt were as follows:

(in thousands)
2005	$2,700
2006	700
2007	700
2008	700
Total minimum principal payments	$4,800

Cash interest paid was approximately $309,000 in 2004, $79,000 in 2003 and $266,000 in 2002.

The Company has access to a $25 million credit facility with a financial institution encompassing letters of credit and a demand note. The credit facility requires interest payments monthly on outstanding advances generally at LIBOR plus 50 basis points. Any outstanding advances are due upon demand by the lender and the facility remains outstanding until cancelled by either party. Under this facility, there were letters of credit relating to self insurance programs and contract bids outstanding for $15,067,000 as of December 31, 2004 and for $13,390,000 as of December 31, 2003.

The long-term debt of RPC as of December 31, 2004 and 2003 is summarized as follows:

Type	Maturity Dates	Range of Interest Rates	2004	2003
(in thousands)
Notes payable related to acquisitions:	2005-2008	6%	$2,800	$3,910
	2005	Prime	2,000	2,000
			4,800	5,910
Less: current portion			2,700	1,110
Long-term debt			$2,100	$4,800

Subsequent to December 31, 2004, the Company prepaid a $2.8 million promissory note which extinguished a portion of the total outstanding debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

Note 8: Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Minimum Pension Liability	Unrealized Gain (Loss) On Securities	Total
Balance at December 31, 2002	$(3,975)	$145	$(3,830)
Change during 2003:
Before-tax amount	(4,037)	53	(3,984)
Tax (expense) benefit	1,534	(20)	1,514
Total activity in 2003	(2,503)	33	(2,470)
Balance at December 31, 2003	(6,478)	178	(6,300)
Change during 2004:
Before-tax amount	(975)	125	(850)
Tax (expense) benefit	370	(47)	323
Reclassification adjustment, net of taxes	-	(59)	(59)
Total activity in 2004	(605)	19	(586)
Balance at December 31, 2004	$(7,083)	$197	$(6,886)

Note 9: Commitments and Contingencies

Minimum annual rentals, principally for noncancelable real estate leases with terms in excess of one year, in effect at December 31, 2004, are summarized in the following table:

(in thousands)
2005	$1,597
2006	1,231
2007	822
2008	526
2009	159
Total rental commitments	$4,335

Total rental expense charged to operations was approximately $4,203,000 in 2004, $4,120,000 in 2003 and $3,930,000 in 2002.

In accordance with the respective purchase agreements, earnout payments to sellers of acquired businesses may be paid on an annual basis. The Company accrued estimated earnout payments of approximately $4.3 million to be made in 2005 related to 2004 operating results.

RPC is a party to various routine legal proceedings primarily involving commercial claims, workers’ compensation claims and claims for personal injury. RPC insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will, in every case, fully indemnify RPC against liabilities arising out of pending and future legal proceedings related to its business activities. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management, after consultation with legal counsel, believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company’s business or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

Note 10: Employee Benefit Plans

Defined Benefit Pension Plan

The Company’s Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. As of February 28, 2001, the plan became a multiple employer plan, with Marine Products as an adopting employer. Following the spin-off, RPC charged Marine Products for, and Marine Products has been obligated to pay, its allocable share of pension costs and the associated funding obligation related to the prior service liabilities of Chaparral employees. Effective December 2003, the related prior service liabilities totaling $3,314,000 and pension assets totaling $2,517,000 were transferred within the multiple employer plan from RPC to Marine Products.

In the first quarter of 2002, the Company’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the defined benefit pension plan effective March 31, 2002. In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions for certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002. The contributions are discretionary and made annually based on continued employment over a seven year period beginning in 2002. These discretionary contributions are made to either a non-qualified Supplemental Retirement Plan (“SERP”) established by the Company or to the 401(k) plan for each employee that is entitled to the enhanced benefit. The expense related to the enhanced benefits was $415,000 for 2004, $479,000 for 2003 and $437,000 for 2002.

Beginning late in 2002, the Company began permitting selected highly compensated employees to defer a portion of their compensation into the nonqualified SERP. The SERP assets are marked to market and totaled $994,000 as of December 31, 2004 and $608,000 as of December 31, 2003. The assets are reported in other assets on the balance sheet and changes related to the fair value of assets are recorded in the consolidated statement of income as part of other income, net. The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the liabilities recorded as compensation cost in the statement of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

The following table sets forth the funded status of the retirement income plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2004	2003
(in thousands)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$28,970	$24,368
Service cost	—	—
Interest cost	1,747	1,937
Amendments	—	—
Actuarial loss	1,711	7,079
Liability transfer	—	(3,314)
Benefits paid	(1,158)	(1,100)
Benefit obligation at end of year	$31,270	$28,970
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$16,611	$17,682
Actual return on plan assets	1,259	2,546
Asset transfer	—	(2,517)
Employer contribution	4,176	—
Benefits paid	(1,158)	(1,100)
Fair value of plan assets at end of year	20,888	16,611
Funded status	(10,382)	(12,359)
Unrecognized net loss	11,425	10,450
Net prepaid (accrued) benefit cost	$1,043	$(1,909)

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2004 and 2003 has been disclosed above. The Company uses a December 31 measurement date for its qualified plan.

Pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” the Company recorded an additional pretax minimum pension liability of $975,000 in 2004 and $4,037,000 in 2003. As there were no previously unrecognized prior service costs as of December 31, 2004 and 2003, the full amount of the adjustments, net of related deferred tax benefits, are reflected as a reduction of stockholders’ equity. Amounts recognized in the consolidated balance sheets consist of:

December 31,	2004	2003
(in thousands)
Net prepaid (accrued) benefit cost	$1,043	$(1,909)
Minimum pension liability	(11,425)	(10,450)
SERP employer contributions	(738)	(465)
SERP employee deferrals	(259)	(148)
Net amount recognized	$(11,379)	$(12,972)

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. RPC contributed $4,176,000 in 2004 and $0 in 2003. The components of net periodic benefit cost are summarized as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

Years ended December 31,	2004	2003	2002
(in thousands)
Service cost for benefits earned during the period	$—	$—	$332
Interest cost on projected benefit obligation	1,747	1,937	1,749
Expected return on plan assets	(1,445)	(1,363)	(1,622)
Net amortization and deferral	922	1,027	72
Curtailments	—	—	150
Net periodic benefit cost	$1,224	$1,601	$681

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2004	2003
Projected Benefit Obligation:
Discount rate	5.750%	6.250%
Rate of compensation increase	N/A	N/A
Net Benefit Cost:
Discount rate	6.250%	6.875%
Expected return on plan assets	8.000%	8.000%
Rate of compensation increase	N/A	N/A

The Company’s expected return on assets assumption is derived from a detailed periodic assessment conducted by its management and its investment adviser. It includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the rate of return assumption is derived primarily from a long-term, prospective view. Based on its recent assessment, the Company has concluded that its expected long-term return assumption of eight percent is reasonable.

At December 31, 2004 and 2003, the Plan’s assets were comprised of listed common stocks and U.S. Government and corporate securities. The Plan’s weighted average asset allocation at December 31, 2004 and 2003 by asset category along with the target allocation for 2005 are as follows:

Asset Category	Target Allocation for 2005	Percentage of Plan Assets as of December 31, 2004	Percentage of Plan Assets as of December 31, 2003
Equity Securities	53.0%	51.2%	53.2%
Debt Securities — Core Fixed Income	25.0%	29.5%	41.4%
Tactical — Fund of Equity and Debt Securities	5.0%	2.7%	0%
Real Estate	5.0%	5.1%	0%
Other	12.0%	11.5%	5.4%
Total	100.0%	100.0%	100.0%

The Company’s investment strategy for its defined benefit pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The Company utilizes a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company expects to contribute approximately $1,600,000 to the defined benefit pension plan in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

The Company estimates that the future benefits payable for the defined benefit pension plan over the next ten years are as follows: $1,332,000 in 2005, $1,390,000 in 2006, $1,455,000 in 2007, $1,555,000 in 2008, $1,597,000 in 2009 and $9,000,000 for 2010 through 2014.

401(k) Plan

RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than six months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. RPC matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the plan. Employees vest in the RPC contributions after three years of service. The charges to expense for the Company’s contributions to the 401(k) plan were approximately $990,000 in 2004, $884,000 in 2003 and $858,000 in 2002.

Stock Incentive Plans

On January 25, 1994, RPC adopted a 10-year Employee Stock Incentive Plan (the “1994 Plan”) under which shares of common stock were reserved for issuance including 1,500,000 shares  in 1994 and an additional 2,400,000 shares  in 1997. This plan expired in January 2004 and provided for the issuance of various forms of stock incentives. On April 27, 2004, the Company adopted a new 10-year Stock Incentive Plan (the “2004 Plan”) under which 2,250,000 shares of common stock have been reserved for issuance. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. As of December 31, 2004, 1,930,500 shares were available for grants under the 2004 Plan.

Stock Options

Transactions involving the RPC stock options were as follows:

	Total Shares	Weighted Average Price
Outstanding December 31, 2001	1,373,373	$6.83
Granted	156,750	9.37
Canceled	(195,362)	7.55
Exercised	(40,864)	4.59
Outstanding December 31, 2002	1,293,897	$7.10
Granted	956,250	6.38
Canceled	(22,621)	7.91
Exercised	(24,693)	4.17
Outstanding December 31, 2003	2,202,833	$6.81
Granted	-	-
Canceled	(55,260)	8.12
Exercised	(216,996)	4.71
Outstanding December 31, 2004	1,930,577	$7.01

Options exercised during 2004 include transactions that involved exchange of shares and cash. The fair value of shares tendered to exercise employee stock options totaled approximately $602,000 and has been excluded from the consolidated statement of cash flows. There were no expirations of stock options during 2004, 2003 and 2002.  As of December 31, 2004, the options outstanding and the range of exercise prices together with the weighted-average remaining contractual life are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

	Number of Options		Weighted Average Exercise Prices		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Total	Exercisable	Total	Exercisable
$2.61	45,404	45,404	$2.61	$2.61	1.1 years
$4.04 - $4.41	177,812	177,812	$4.14	$4.14	3.5 years
$6.33 - $9.37	1,707,361	697,352	$7.43	$7.89	6.8 years
	1,930,577	920,568	$7.01	$6.90	6.3 years

	2004	2003	2002
Exercisable at December 31,	920,568	781,091	546,744
Weighted average exercise price of exercisable options	$6.90	$6.30	$5.67

Restricted Stock

RPC has granted employees two forms of restricted stock: performance restricted and time lapse restricted.

Performance restricted shares

The performance restricted shares are granted, but not earned and issued, until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of RPC stock. On the date the stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. After the determination date, the grantee will receive all dividends declared and also voting rights to the shares. Under the plans, employees earned performance shares totaling 22,500 shares in 2004, 4,500 shares in 2003 and 8,550 shares in 2002.

Time lapse restricted shares

Time lapse restricted shares vest after certain stipulated number of years from the grant date, depending on the terms of the issue. The Company has issued time lapse restricted shares that vest over ten years in prior years; however, in 2004 the Company issued time lapse restricted shares that vest in 20 percent increments starting with the second anniversary of the grant, over the six year period beginning on the date of grant. Grantees receive all dividends declared and retain voting rights for the granted shares.

Units granted under these restricted stock programs totaled 319,500 in 2004, 37,500 in 2003, and 0 in 2002. Employees forfeited 27,510 shares in 2004, 17,025 shares in 2003 and 45,606 shares in 2002. Compensation cost on restricted shares is recorded at the fair value on the date of issuance and amortized ratably over the respective vesting periods. Shares of restricted stock that vested and were released to the applicable employees totaled 208,800 in 2004, 0 in 2003 and 84,600 in 2002. The tax benefit aggregating $466,000 for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value and has been excluded from the consolidated statement of cash flows for the year ended December 31, 2004.

The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed. Upon termination of employment from RPC or, in certain cases, termination of employment from Marine Products or Chaparral, shares with restrictions must be returned to RPC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

Note 11: Related Party Transactions

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc. (“Chaparral”), RPC’s former powerboat manufacturing segment. RPC accomplished the spin-off by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation (a Delaware corporation) (“Marine Products”), a newly formed wholly-owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders. In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship.

In accordance with a Transition Support Services Agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $546,000 in 2004, $496,000 in 2003 and $588,000 in 2002. The Company’s directors are also directors of Marine Products and certain officers are employees of both the Company and Marine Products.

The Employee Benefits Agreement provides for, among other things, Marine Products to participate in two RPC sponsored benefit plans, specifically, the defined contribution 401(k) plan and the defined benefit pension plan.

The Tax Sharing and Indemnification Agreement provides for, among other things, the treatment of income tax matters for periods through the date of the spin-off and responsibility for any adjustments as a result of audit by any taxing authority. The general terms provide for the indemnification for any tax detriment incurred by one party caused by the other party’s action. The amounts transferred as settlements from RPC to Marine Products totaled approximately $19,000 in 2004, $0 in 2003 and $140,000 in 2002.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or shareholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $529,000 in 2004, $1,058,000 in 2003 and $502,000 in 2002. In addition, the overhead crane fabrication division of RPC recorded $171,000 in 2003 and $332,000 in 2002 in revenues from the powerboat manufacturing segment that is now a subsidiary of Marine Products pursuant to the spin-off, related to the sale, installation and service of overhead cranes.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $76,000 in 2004 and $105,000 in 2003.

Note 12: Business Segment Information

RPC’s service lines have been aggregated into two reportable oil and gas services segments — Technical Services and Support Services — because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels. The other business segment includes information concerning RPC’s business units that do not qualify for separate segment reporting. These business units include an interactive training software developer and an overhead crane fabricator, prior to its disposition in April 2004. Corporate includes selected administrative costs incurred by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. These services include pressure pumping services, snubbing, coiled tubing, nitrogen pumping, well control consulting and firefighting, down-hole tools, wireline, fluid pumping, and casing installation services. These Technical Services are primarily used in the completion, production and maintenance of oil and gas wells. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest and Rocky Mountain regions, and international locations including primarily Africa, Canada, China, Latin America and the Middle East. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

Support Services include RPC’s oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services, work platform marine vessels, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico and the mid-continent regions, and international locations, including primarily Canada, Latin America, and the Middle East. Customers include domestic operations of major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

The accounting policies of the reportable segments are the same as those described in Note 1 to these consolidated financial statements. RPC evaluates the performance of its segments based on revenues, operating profits and return on invested capital.

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2004, 2003 and 2002 are shown in the following table.

	Technical Services	Support Services	Other	Corporate	Total
(in thousands)
2004
Revenues	$279,070	$56,917	$3,805	$—	$339,792
Operating profit (loss)	47,027	8,287	(975)	(8,550)	45,789
Capital expenditures (1)	34,765	14,026	—	1,078	49,869
Depreciation and amortization	25,161	7,785	302	1,252	34,500
Identifiable assets	145,196	69,399	661	47,686	262,942
2003
Revenues	$216,321	$43,909	$10,297	$—	$270,527
Operating profit (loss)	22,433	2,641	(1,355)	(7,320)	16,399
Capital expenditures (1)	19,445	8,234	37	2,640	30,356
Depreciation and amortization	24,382	7,220	336	1,244	33,182
Identifiable assets	111,718	65,026	5,051	45,069	226,864
2002
Revenues	$163,593	$35,784	$9,653	$—	$209,030
Operating profit (loss)	(1,162)	(3,154)	(1,603)	(4,507)	(10,426)
Capital expenditures (1)	11,222	7,370	312	3,577	22,481
Depreciation and amortization	22,742	7,394	224	982	31,342
Identifiable assets	105,586	47,243	5,629	37,496	195,954

(1)  Excludes assets acquired as part of purchases of new businesses during the year.

The following summarizes selected information between the United States and all international locations combined for the years ended December 31, 2004, 2003 and 2002. The revenues are presented based on the location of the use of the product or service. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2004, 2003 and 2002

Years ended December 31,	2004	2003	2002
(in thousands)
United States Revenues	$323,910	$263,684	$198,944
International Revenues	15,882	6,843	10,086
	$339,792	$270,527	$209,030

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures — The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, December 31, 2004 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 28 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of internal control as of December 31, 2004 and issued a report thereon which is included on page 29 of this report.

Changes in internal control over financial reporting — During the fourth quarter of 2004, the Company implemented enhanced system access controls within several of its key financial systems. Also, the Company completed the initial implementation of a new automated job activity and customer billing system (“new billing system”) that is used to invoice and record revenues in areas of the Company that generate approximately 70 percent of consolidated revenues. Benefits expected to be realized with the billing system are:

•	Reduction in manual processing

•	Reduced invoicing time

•	Enhanced billing system access controls

•	Improved analytical capabilities surrounding revenues

Planned development of this new billing system and related processes include expanding the use of electronic approvals and integration of the capturing, recording and approving of earned, but unbilled revenues.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and executive officers will be included in the RPC Proxy for its 2005 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 12 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2005 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors Compensation, Committees and Meetings.” This information is incorporated herein by reference.

Code of Ethics

RPC, Inc. has a Code of Business Conduct that applies to all employees. In addition, the Company has a Supplemental Code of Business Conduct and Ethics for Directors, the Principal Executive Officer and Principal Financial and Accounting Officer. Both of these documents are available on the Company’s website at www.rpc.net. Copies are available at no charge by writing to Attention: Human Resources, RPC Inc., 2170 Piedmont Road, N.E., Atlanta, GA 30324.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will be included in the RPC Proxy Statement for its 2005 Annual Meeting of Stockholders, in the section titled, “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership will be included in the RPC Proxy Statement for its 2005 Annual Meeting of Stockholders, in the sections titled, “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Information regarding RPC’s equity compensation plans including plans approved by security holders and plans not approved by security holders will be included in the section titled, “Executive Compensation” in the RPC Proxy Statement for its 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2005 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions” and “Compensation Committee Interlocks and Insider Participation.” This information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Independent Public Accountants” in the RPC Proxy Statement for its 2005 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

3. Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).
10.6	Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2004).
10.7	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).
10.8	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).
10.9	Summary of ‘at will’ compensation arrangements with the Executive Officers.
10.10	Summary of compensation arrangements with the Directors.
10.11	Supplemental Retirement Plan.

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.2	Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on May 5, 2004).
4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).
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

10.5	Tax Sharing Agreement dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on February 13, 2001).
10.6	Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).
10.7	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 2, 2004).
10.8	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 2, 2004).
10.9	Summary of ‘at will’ compensation arrangements with the Executive Officers.
10.10	Summary of compensation arrangements with the Directors.
10.11	Supplemental Retirement Plan.
21	Subsidiaries of RPC.
23.1	Consent of Grant Thornton LLP.
23.2	Consent of Ernst & Young LLP.
24	Powers of Attorney for Directors.
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, Inc.

Richard A. Hubbell President and Chief Executive Officer (Principal Executive Officer) March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2005

Ben M. Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005

The Directors of RPC (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	James B. Williams, Director
Wilton Looney, Director	James A. Lane, Jr., Director
Gary W. Rollins, Director	Linda H. Graham, Director
Henry B. Tippie, Director	Bill J. Dismuke, Director

 Richard A. Hubbell
Director and as Attorney-in-fact
March 14, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE

Schedule II — Valuation and Qualifying Accounts	57

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

RPC, Inc. and Subsidiaries

For the years ended December 31, 2004, 2003 and 2002
	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries		Balance at End of Period
(in thousands)
Year ended December 31, 2004
Allowance for doubtful accounts	$2,539	$1,155	$(1,118)	(1)	$2,576
Inventory reserves	$134	$0	$(134)	(2)	$0
Deferred tax asset valuation allowance	$977	$190	$1,284	(3)	$2,451
Year ended December 31, 2003
Allowance for doubtful accounts	$2,461	$(765)	$843	(1)	$2,539
Inventory reserves	$130	$55	$(51)	(2)	$134
Deferred tax asset valuation allowance	$978	$0	$(1)		$977
Year ended December 31, 2002
Allowance for doubtful accounts	$4,118	$(400)	$(1,257)	(1)	$2,461
Inventory reserves	$350	$53	$(273)	(2)	$130
Deferred tax asset valuation allowance	$0	$978	$0		$978

(1) Deductions in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.
(2) Deductions in the reserve for inventory obsolescence and adjustment principally reflect the sale or disposal of related inventory. Balance represented allowance for inventory held by a subsidiary which was sold during the second quarter of 2004.
(3) Allowance was increased $1,292,000 during 2004 to reflect foreign tax credit carryforwards on a gross rather than a net basis. Amount includes addition of $1,770,000 representing previously unutilized foreign tax credits generated in prior years and a deduction of $478,000 for those credits utilized during 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED
FINANCIAL STATEMENTS

 Board of Directors and Stockholders of RPC, Inc.

We have audited the accompanying consolidated balance sheet of RPC, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RPC, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  Schedule II for the year ended December 31, 2004, listed in the Index, is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RPC, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2005 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
RPC, Inc.

We have audited the accompanying consolidated balance sheet of RPC, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2003, listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RPC, Inc. and Subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 27, 2004 except for the matter discussed in the last paragraph of Note 1, as to which the date is March 11, 2005

SELECTED QUARTERLY FINANCIAL DATA

Quarters ended	March 31	June 30	September 30	December 31
(in thousands except per share data)
Restated for the three-for-two stock split effective March 10, 2005 for shares held on February 10, 2005
2004
Revenues	$80,002	$85,426	$88,721	$85,643
Net income	$5,801	$7,474	$10,237	$11,261
Net income per share — basic:	$0.14	$0.18	$0.24	$0.26
Net income per share — diluted:	$0.13	$0.17	$0.24	$0.26
2003
Revenues	$60,700	$70,864	$69,244	$69,719
Net income	$305	$4,705	$2,577	$3,306
Net income per share — basic:	$0.01	$0.11	$0.06	$0.08
Net income per share — diluted:	$0.01	$0.11	$0.06	$0.08	**

**  The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.