Form 10-Q
period 2005-03-31
RPC INC
filed 2005-05-06
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X  No__

As of April 26, 2005, RPC, Inc. had 43,331,143 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
(In thousands)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$22,272	$29,636
Accounts receivable, net	79,805	75,793
Inventories	11,565	10,587
Deferred income taxes	5,151	6,144
Income taxes receivable	286	-
Prepaid expenses and other current assets	3,462	3,638
Total current assets	122,541	125,798
Property, plant and equipment, net	117,941	114,222
Goodwill and other intangibles, net	20,509	20,183
Other assets	3,121	2,739
Total assets	$264,112	$262,942

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$23,804	$23,389
Accrued payroll and related expenses	7,645	10,842
Accrued insurance expenses	3,844	3,875
Accrued state, local and other taxes	1,581	2,183
Income taxes payable	-	113
Current portion of long-term debt	2,000	2,700
Other accrued expenses	5,086	5,187
Total current liabilities	43,960	48,289
Accrued insurance expenses	6,294	6,451
Long-term debt	-	2,100
Pension liabilities	10,527	11,379
Deferred income taxes	11,467	11,945
Other long-term liabilities	1,372	1,355
Total liabilities	73,620	81,519
Common stock	4,347	4,321
Capital in excess of par value	30,842	27,326
Retained earnings	168,411	160,189
Deferred compensation	(6,335)	(3,527)
Accumulated other comprehensive loss	(6,773)	(6,886)
Total stockholders' equity	190,492	181,423
Total liabilities and stockholders' equity	$264,112	$262,942

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2005	2004

Revenues	$92,330	$80,002
Cost of services rendered and goods sold	50,411	47,107
Selling, general and administrative expenses	18,406	15,126
Depreciation and amortization	9,280	8,536
Operating profit	14,233	9,233
Interest (income) expense, net	(92)	25
Other income, net	1,896	149
Income before income taxes	16,221	9,357
Income tax provision	6,294	3,556
Net income	$9,927	$5,801

Earnings per share
Basic	$0.23	$0.14
Diluted	$0.23	$0.13

Dividends per share	$0.04	$0.02

Average shares outstanding
Basic	42,614	42,401
Diluted	44,033	43,071

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004
(In thousands)
(Unaudited)

	Three months ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$9,927	$5,801
Noncash charges (credits) to earnings:
Depreciation, amortization and other non-cash charges	9,621	8,555
Gain on sale of property and equipment	(626)	(65)
Deferred income tax provision	446	1,283
(Increase) decrease in assets:
Accounts receivable	(4,012)	(12,619)
Income taxes receivable	(286)	2,075
Inventories	(969)	(781)
Prepaid expenses and other current assets	357	182
Other non-current assets	(382)	10
Increase (decrease) in liabilities:
Accounts payable	415	2,435
Income taxes payable	(113)	-
Accrued payroll and related expenses	(3,197)	(2,299)
Pension liabilities	(852)	(3,752)
Accrued insurance expenses	(188)	220
Accrued state, local and other expenses	(602)	(599)
Other accrued expenses	(436)	(3)
Other non-current liabilities	17	(113)
Net cash provided by operating activities	9,120	330

INVESTING ACTIVITIES
Capital expenditures	(13,318)	(8,625)
Proceeds from sale of property and equipment	947	453
Net cash used for investing activities	(12,371)	(8,172)

FINANCING ACTIVITIES
Payment of dividends	(1,704)	(859)
Payments on debt	(2,800)	(410)
Cash paid for common stock purchased and retired	(73)	(6)
Proceeds received upon exercise of stock options	464	44
Net cash used for financing activities	(4,113)	(1,231)

Net decrease in cash and cash equivalents	(7,364)	(9,073)
Cash and cash equivalents at beginning of period	29,636	22,302
Cash and cash equivalents at end of period	$22,272	$13,229

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Board of Directors, at their quarterly meeting on January 25, 2005, authorized a three-for-two stock split by the issuance on March 10, 2005 of one additional common share for every two common shares held of record as of February 10, 2005. Accordingly, the par value of additional shares issued was adjusted between common stock and capital in excess of par value, and fractional shares resulting from the stock split were settled in cash. All share and per share data appearing in the consolidated financial statements and related footnotes have been retroactively adjusted for this split.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

2.	EARNINGS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share (“EPS”), the Company presents basic EPS and diluted EPS. Basic EPS is computed on the basis of weighted-average shares outstanding. Diluted EPS is computed on the basis of weighted-average shares outstanding plus restricted stock and common stock options outstanding during the period which, if exercised or earned, would have a dilutive effect on EPS. Basic and diluted EPS have been restated for the March 10, 2005, three-for-two stock split for all periods presented (See Note 1). A reconciliation of the number of weighted-average shares used in computing basic and diluted EPS is as follows:

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,
(In thousands except per share data amounts)	2005	2004
Net income available for stockholders (numerator for basic and diluted earnings per share):	$9,927	$5,801

Shares (denominator):
Weighted-average shares outstanding (denominator for basic earnings per share)	42,614	42,401
Effect of dilutive securities:
Employee stock options and restricted stock	1,419	670
Adjusted weighted average shares (denominator for diluted earnings per share)	44,033	43,071

Earnings per share:
Basic	$0.23	$0.14
Diluted	$0.23	$0.13

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and therefore is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include the modified prospective application and the modified retrospective application. Under the modified retrospective application, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective application requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective application would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. SFAS No. 123R states that the requirement is to adopt  the provisions in the first interim or annual period beginning after June 15, 2005. However, the Securities and Exchange Commission issued a new rule that allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company will implement the provisions of SFAS 123R in the first quarter of 2006 pursuant to this rule. The Company is currently evaluating the impact of applying the various provisions of SFAS 123R.

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

FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), issued in December 2004, is intended to provide limited relief in the application of the indefinite reinvestment criterion due to ambiguities surrounding the implementation of the Act. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. RPC is currently evaluating the impact of the repatriation provisions but does not expect it to have a material impact.

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended March 31,
(In thousands)	2005	2004

Net income as reported	$9,927	$5,801
Change in unrealized gain on marketable securities, net of taxes	112	(33)
Comprehensive income	$10,039	$5,768

5.	STOCK-BASED COMPENSATION

RPC accounts for its stock incentive plans using the intrinsic value method prescribed by Accounting Principles Board (”APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has computed for pro forma disclosure purposes the value of all options granted during the three months ended March 31, 2005 and 2004 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation." If RPC had accounted for the stock incentive plans in accordance with SFAS No.123, RPC’s reported net income and net income per share would have been as follows:

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,
(In thousands)	2005	2004

Net income - as reported	$9,927	$5,801
Add: Stock-based employee compensation cost, included in reported net income, net of related tax effect	343	38
Deduct: Stock-based employee compensation cost, computed using the Black-Scholes option pricing model, for all awards, net of related tax effect	(512)	(227)
Pro forma net income	$9,758	$5,612

Earnings per share, as reported
Basic	$0.23	$0.14
Diluted	$0.23	$0.13

Pro forma earnings per share
Basic	$0.23	$0.13
Diluted	$0.22	$0.13

6.	BUSINESS SEGMENT INFORMATION

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

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Support Services include RPC’s oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services, work platform marine vessels, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico and the mid-continent regions, and international locations, including primarily Canada, Latin America, and the Middle East. Customers include domestic operations of major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.  During the fourth quarter of 2004, the Company sold the marine lift boat division previously reported in this segment.

Certain information with respect to RPC’s business segments is set forth in the following table:

	Three months ended March 31,
	2005	2004
(in thousands)

Revenues:
Technical Services	$77,958	$65,486
Support Services	14,355	11,700
Other	17	2,816
Total revenues	$92,330	$80,002
Operating profit (loss):
Technical Services	$14,788	$11,150
Support Services	2,171	139
Other	(165)	(211)
Corporate	(2,561)	(1,845)
Total operating profit	$14,233	$9,233
Interest (income) expense, net	(92)	25
Other income, net	1,896	149
Income before income taxes	$16,221	$9,357

At the end of April 2004, RPC sold one of the company’s non-oilfield businesses, which was previously reported in the Other segment. This sale generated approximately $4 million in cash. The impact of the sale of this business unit on consolidated operating and other income was immaterial.

7.	INVENTORIES

Inventories of $11,565,000 at March 31, 2005 and of $10,587,000 at December 31, 2004 consist of raw materials and supplies.

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic defined benefit cost and related components of the Company’s pension plan.

	Three months ended March 31,
(in thousands)	2005	2004

Service cost	$-	$-
Interest cost	436	437
Expected return on plan assets	(428)	(361)
Amortization of unrecognized net losses	263	230
Net periodic benefit cost	$271	$306

During the three months ended March 31, 2005, the Company contributed $1.6 million to the pension plan. The Company does not currently expect to make any additional contributions to the defined benefit plan in 2005.

9.	INCOME TAXES

The Company determines its periodic income tax expense based upon the current period income and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's best current estimate of its annual effective tax rate.

The Company has previously filed amended federal and state tax returns for the years 1999, 2000 and 2001 to claim higher deductions for certain expenses and additional foreign tax credits representing potential tax benefits totaling up to approximately $3.5 million. These returns have been reviewed by the Internal Revenue Service and are currently being evaluated by the Joint Committee. The Company believes it has supportable positions for claiming these deductions and credits, but the amounts are subject to Joint Committee approval. Accordingly, the Company has not reflected these potential tax benefits in its financial statements. No tax benefits will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

RPC, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 21.

RPC, Inc. (“RPC”) provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and selected international locations. The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells. We continuously monitor factors that impact the level of current and expected customer activity levels, such as the price of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel. Our financial results are affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities.

A detailed discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004 is incorporated herein by reference. There have been no significant changes in the Company’s strategies since year-end.

During the first quarter of 2005, revenues increased 15.4 percent to $92.3 million compared to the same period in the prior year. The growth in revenues resulted primarily from higher capacity, increased utilization consistent with higher customer activity levels, and increased pricing for our equipment and services. International revenues for the first quarter of 2005 declined mainly due to a decrease in our Kuwait operation partially offset by increases from new business in China. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

RPC, INC. AND SUBSIDIARIES

During the first quarter, earnings before income taxes increased to $16.2 million in 2005 compared to $9.4 million in the same period in the prior year. The effective tax rate for the three months ended March 31, 2005 of 38.8 percent remained relatively stable compared to the rate of 38.0 percent for the same period in 2004. Diluted earnings per share increased to $0.23 for the three months ended March 31, 2005 compared to $0.13 (adjusted for the three-for-two stock split) for the three months ended March 31, 2004. Cash flows from operating activities were $9.1 million compared to $0.3 million in the prior year, and cash and cash equivalents were $22.3 million at March 31, 2005, a decrease of $7.4 million compared to December 31, 2004. Despite improved operating results, this decrease in cash and cash equivalents resulted primarily from increased capital expenditures, payment of incentive bonuses, a 100 percent increase in dividends paid per share, repayment of a note for $2.8 million and contributions to the defined benefit pension plan. Our financial condition remains strong as our debt to capitalization remains at less than one percent as of March 31, 2005.

Cost of services rendered and goods sold as a percentage of revenues decreased approximately 4.3 percent in the first quarter of 2005 compared to the first quarter of 2004. This improvement was due to leveraging fixed costs over higher revenues as a result of increased equipment and personnel utilization and improved pricing.

Selling, general and administrative expenses as a percentage of revenues increased slightly by 1.0 percent, which is consistent with the increase in revenues due to increased incentive compensation costs and increased headcount related to higher activity levels.

Consistent with our strategy to selectively grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $13.3 million in the first quarter of 2005. The actual amount of 2005 expenditures will depend primarily on equipment maintenance requirements and expansion opportunities, although we currently expect capital expenditures to be approximately $60 million in 2005. We expect these expenditures to be primarily directed toward our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, has been stable or gradually increasing for several years, and the overall domestic rig count during the first quarter of 2005 was approximately 14.7 percent higher than in the comparable period in 2004. The average price of oil rose by approximately 44 percent and the average price of natural gas rose by approximately 16 percent during the quarter as well. While the overall drilling rig count has increased, drilling activity in the Gulf of Mexico remains weak, which is unfavorable because of the Company’s historical presence in this geographic market. The Company has responded to these trends by emphasizing investments in more robust domestic markets and making only selective investments in the Gulf of Mexico market. In spite of relatively stable industry conditions, the Company understands that factors influencing the industry are unpredictable. Our response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure. Based on current industry conditions and trends during the first quarter of 2005, we expect consolidated revenues for 2005 to increase as compared to 2004, although the volatility in our industry makes accurate near-term forecasts difficult.

Further discussion of the Company’s outlook set forth under the Outlook section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004 is incorporated herein by reference. There have been no significant changes in the Company’s outlook since year-end.

RPC, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

	Three months ended March 31,
$ In thousands	2005	2004

Consolidated revenues [in thousands]	$92,330	$80,002
Revenues by business segment [in thousands]:
Technical	$77,958	$65,486
Support	14,355	11,700
Other	17	2,816

Consolidated operating profit [in thousands]	$14,233	$9,233
Operating profit (loss) by business segment [in thousands]:
Technical	$14,788	$11,150
Support	2,171	139
Other	(165)	(211)
Corporate	$(2,561)	$(1,845)

Percentage cost of services rendered & goods sold to revenues	55%	59%
Percentage selling, general & administrative expenses to revenues	20%	19%
Percentage depreciation and amortization expenses to revenues	10%	11%
Average U.S. domestic rig count	1,283	1,119
Average natural gas price (per thousand cubic feet (mcf))	$6.55	$5.63
Average oil price (per barrel)	$50.43	$35.14

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenues for the three months ended March 31, 2005 increased 15.4 percent compared to the three months ended March 31, 2004. Domestic revenues increased 20.4 percent to $90.0 million during the first quarter of 2005 compared to the same period in the prior year due to increases in capacity, utilization and pricing. The percentage increase in our consolidated revenues was impacted by a decline in our international revenues from $5.2 to $2.3 million. Revenues declined in our Kuwait operation, although this decline was partially offset by increases from new business in China. In addition, the strength in our domestic oilfield revenues compared to the prior year was partially offset by no revenue from our domestic marine liftboat division and our non-oilfield business unit, both of which were sold subsequent to the end of the first quarter of 2004.

In addition, the average price of natural gas increased by more than 16 percent and the average price of oil increased almost 44 percent during the 2005 period as compared to the prior year. The average domestic rig count during the first quarter was 14.7 percent higher than the same period in 2004. This increase in oil and gas prices and resulting increase in drilling activity had a positive impact on our financial results. We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

RPC, INC. AND SUBSIDIARIES

The Technical Services segment revenues increased 19.0 percent from last year's first quarter revenues. Revenues in this segment increased compared to the prior year due to higher customer activity, capacity and pricing, particularly in pressure pumping, but also in many other service lines in this segment, offset by decreases in snubbing revenues due to declines in international revenues. The Support Services segment revenues for the quarter ended March 31, 2005 increased 22.7 percent from last year's first quarter revenues. This improvement was due to increased capacity and utilization in the rental tool service line, which is the largest within this segment, partially offset by no revenues from our marine liftboat division, which was sold during the fourth quarter of 2004. Other revenues declined primarily due to the sale of a non-oilfield business unit in April 2004. Corporate expenses increased primarily due to higher public company compliance costs.

Cost of services rendered and goods sold increased 7.0 percent due to the variable nature of many of these expenses, including higher fuel costs, maintenance and repair expenses, and materials and supplies expenses. Cost of services rendered and goods sold, as a percent of revenues, decreased from the first quarter of 2004 compared to the first quarter of 2005. This improvement is due to leveraging of fixed costs over higher revenues as a result of increased equipment and personnel utilization and improved pricing.

Selling, general and administrative expenses for the three months ended March 31, 2005 increased 21.7 percent to $18.4 million compared to $15.1 million for the three months ended March 31, 2004, and as a percent of revenues, increased slightly in the first quarter of 2005 as compared to the same period in 2004. This increase was primarily due to higher employment costs mainly as a result of an increase in number of employees and higher incentive compensation expenses consistent with higher activity levels and improved profitability. These expenses also increased due to increased public compliance costs.

Depreciation and amortization were $9.3 million for the three months ended March 31, 2005, an increase 8.7 percent increase compared to $8.5 million for the quarter ended March 31, 2004. This increase in depreciation and amortization resulted from a higher level of capital expenditures during the recent quarters within both Support Services and Technical Services.

Other income, net for the three months ended March 31, 2005 was $1.9 million, an increase of $1.7 million compared to $149 thousand for the three months ended March 31, 2004. The increase is due primarily to proceeds of approximately $1.3 million from a litigation settlement in the first quarter of 2005. For the three months ended March 31, 2004, other income, net primarily reflects net gains and losses related to the sale of property and operating equipment.

RPC, INC. AND SUBSIDIARIES

Interest (income) expense, net was $92 thousand of interest income for the three months ended March 31, 2005 compared to interest expense of $25 thousand for the quarter ended March 31, 2004. The increase in interest (income) expense, net resulted primarily from the reduction in outstanding debt through annual principal payments made during 2004 and the first quarter of 2005, and small increases in interest income in the current quarter compared to the prior year. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original maturities of three months or less.

Income tax provision was $6.3 million during the three months ended March 31, 2005, compared to $3.6 million in 2004. This increase was due to the increase in operating profit during the period coupled with an increase in the effective tax rate to 38.8 percent for the quarter compared to 38.0 percent in the prior year.

RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three months ended March 31,
(In thousands)	2005	2004

Net cash provided by operating activities	$9,120	$330
Net cash used for investing activities	12,371	8,172
Net cash used for financing activities	4,113	1,231

Cash provided by operating activities for the three months ended March 31, 2005 increased $8.8 million compared to the three months ended March 31, 2004. Cash provided by operating activities increased primarily due to a $4.1 million increase in net income, lower cash contributions to the Company’s pension plan, and a slower growth in our working capital requirements in the current quarter compared to the same period in the prior year. The major contributions to this slower growth were accounts receivable due to improved collections, partially offset by accounts payable and income taxes receivable due to the timing of payments.

Cash used for investing activities for the three months ended March 31, 2005 increased by $4.2 million, compared to the three months ended March 31, 2004, primarily as a result of an increase in capital expenditures.

Cash used for financing activities for the three months ended March 31, 2005 increased by $2.9 million, compared to the three months ended March 31, 2004, primarily as a result of a 100 percent increase in dividends paid per share, and the repayment of a note for $2.8 million during the first quarter of 2005, partially offset by an increase in proceeds received from the exercise of stock options.

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2005, remains strong. We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, which includes access to a $25 million credit facility with a financial institution, of which $9.9 million was available as of March 31, 2005, and cash expected to be generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months. The portion of the credit facility that is not currently available supports letters of credit relating to self-insurance programs or contract bids.

The Company has previously filed amended federal and state tax returns representing potential tax benefits totaling up to approximately $3.5 million. See Note 9 of the Notes to Consolidated Financial Statements for further information.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations. We believe our liquidity will allow us to grow our asset base and revenues as improvements occur in business conditions and customer activity levels.

RPC, INC. AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2005 will be approximately $60 million, of which $13.3 million has been spent as of March 31, 2005, but the actual amount of 2005 expenditures will depend primarily on equipment maintenance requirements and expansion opportunities.

The Company’s Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. In the first quarter of 2002, the Company's Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan effective March 31, 2002. During the first quarter of 2005, the Company contributed $1.6 million to the pension plan. The Company does not currently expect to make any additional contributions to the pension plan in 2005.

On January 25, 2005, the Board of Directors approved a 100 percent increase in the quarterly cash dividend, from $0.02 to $0.04 which was paid March 10, 2005 to shareholders of record on February 10, 2005. Based on the shares outstanding on March 31, 2005, the aggregate annual amount would be approximately $6.9 million of which $1.7 million was paid as of March 31, 2005. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

In accordance with the respective purchase agreements, earnout payments to sellers of two acquired businesses may be paid on an annual basis and through interim periods ending during 2005. The Company made earnout payments of approximately $4.6 million in April 2005 related to 2004 operating results. Final earnout payments to sellers of these two acquired businesses are expected to be made in the third and fourth quarter based on the interim 2005 results ending during the second quarter of 2005.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices. Due to the recent increases in activity in the domestic oilfield, the Company has experienced some upward wage pressures in the labor markets from which it hires employees. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. During 2004, the price of steel, for both the commodity and for products manufactured with steel, rose dramatically due to increased worldwide demand. This affected the Company's operations through delays in scheduled deliveries of new equipment and price quotations that were only valid for a limited period of time. Steel prices remained high as of March 31, 2005. If steel prices remain high, delays in scheduled deliveries of new equipment will continue, and it is likely that the cost of the Company's new equipment will increase. These increases would result in higher capital expenditures and depreciation expense. RPC may not be able to recover such increased costs through price increases to its customers, thereby reducing the Company's future profits.

RPC, INC. AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc. (“Chaparral”), RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship. A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004. During the three months ended March 31, 2005, RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $158,000 compared to $145,000 for the comparable period in 2004.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $327,000 for the three months ended March 31, 2005 and $139,000 for the three months ended March 31, 2004.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $17,000 for the three months ended March 31, 2005 and $26,000 for the three months ended March 31, 2004.

RPC, INC. AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004. There have been no significant changes in the critical accounting policies since year-end.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 of the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

SEASONALITY

Oil and natural gas prices affect demand throughout the oil and natural gas industry, including the demand for the Company’s products and services. The Company’s business depends in large part on the conditions of the oil and gas industry, and specifically on the capital expenditures of its customers related to the exploration and production of oil and natural gas. When these expenditures fluctuate, customers’ demand for the Company’s services fluctuates as well. These fluctuations depend on the current and projected prices of oil and natural gas and resulting drilling activity, and are not seasonal to any material degree.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for growth, anticipated pension funding payments and capital expenditures, the impact of SFAS 151, SFAS 123R, SFAS 153 and FSP 109-2 and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and the following: the volatility of oil and natural gas prices, downturn in the economy leading to decreased oil and gas exploration, inability to identify or complete acquisitions, adverse weather conditions, inability to attract and retain skilled employees, personal injury or property damage claims, and the changes in the supply and demand for oil and gas.

RPC, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2005, cash and cash equivalents were primarily invested in overnight U.S. treasury bills and money market accounts which are highly liquid with maturities of three months or less. Management believes that, we are not subject to material interest rate risk exposure on these investments. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. This risk is managed through conservative policies to invest in high-quality obligations. Also, as of March 31, 2005, RPC had debt with a variable interest rate that exposes RPC to certain market risks; however, all outstanding debt is scheduled to mature in 2005, which mitigates interest rate risk exposure on this debt. RPC did not experience any material changes in market risk exposures or how those risks are managed during the first quarter of 2005.

As of March 31, 2005, RPC had accounts receivable of approximately $80 million (net of an allowance for doubtful accounts of approximately $2.8 million). RPC is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the oil and gas industry.

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

As of the end of the period covered by this report, March 31, 2005 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting - Management’s evaluation of changes in internal control over financial reporting did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RPC, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

RPC is involved in litigation from time to time in the ordinary course of its business. RPC does not believe that the outcome of such litigation will have a material adverse effect on the financial position or results of operations of RPC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares repurchased by the Company and its "affiliated purchasers" in the first quarter of 2005 are outlined below. All share and per share data have been restated for the three-for-two stock split effective March 10, 2005.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total number of Shares (or Units)Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1, 2005 to January 31, 2005	254	(1)	$16.66	-	2,491,500
February 1, 2005 to February 28, 2005	8,261	(2)	17.70	-	2,491,500
March 1, 2005 to March 31, 2005	3,992	(3)	18.16	-	2,491,500
Totals	12,507		$17.83	-	2,491,500

(1)	All shares shown were tendered to the Company in connection with option exercises.

(2)
Includes 6,761 shares tendered to the Company in payment for option exercises at an average price of $17.85 per share and 1,500 shares purchased by a certain director for his personal account at an average price of $17.00 per share.

(3)	All shares shown were repurchased for taxes related to the release of restricted shares.

(4)	The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 5,250,000 shares. The program does not have a predetermined expiration date.

RPC, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

RPC, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2	Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2005).

4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.9	Summary of ‘at will’ compensation arrangements with the Executive Officers (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2005).

10.10	Summary of compensation arrangements with the Directors (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2005).

31.1	Section 302 certification for Chief Executive Officer.

31.2	Section 302 certification for Chief Financial Officer.

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Richard A. Hubbell
Date: May 6, 2005	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 6, 2005	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)