Form 10-Q
period 2005-06-30
RPC INC
filed 2005-08-05
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Registrant’s telephone number, including area code —(404) 321-2140

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes     ☒     No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes     ☒     No     ☐

As of July 25, 2005, RPC, Inc. had 42,846,395 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
(In thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$10,610	$29,636
Accounts receivable, net	81,926	75,793
Inventories	12,684	10,587
Deferred income taxes	4,497	6,144
Income taxes receivable	577	-
Prepaid expenses and other current assets	2,775	3,638
Total current assets	113,069	125,798
Property, plant and equipment, net	127,887	114,222
Goodwill and other intangibles, net	24,770	20,183
Other assets	3,242	2,739
Total assets	$268,968	$262,942

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$26,150	$23,389
Accrued payroll and related expenses	10,065	10,842
Accrued insurance expenses	3,271	3,875
Accrued state, local and other taxes	2,222	2,183
Income taxes payable	-	113
Current portion of long-term debt	2,000	2,700
Other accrued expenses	4,814	5,187
Total current liabilities	48,522	48,289
Accrued insurance expenses	6,932	6,451
Long-term debt	-	2,100
Pension liabilities	11,025	11,379
Deferred income taxes	10,024	11,945
Other long-term liabilities	1,381	1,355
Total liabilities	77,884	81,519
Common stock	4,282	4,321
Capital in excess of par value	20,949	27,326
Retained earnings	178,625	160,189
Deferred compensation	(6,018)	(3,527)
Accumulated other comprehensive loss	(6,754)	(6,886)
Total stockholders' equity	191,084	181,423
Total liabilities and stockholders' equity	$268,968	$262,942

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues	$101,945	$85,426	$194,275	$165,428
Cost of services rendered and goods sold	55,746	49,189	106,157	96,296
Selling, general and administrative expenses	18,188	16,166	36,594	31,292
Depreciation and amortization	9,607	8,604	18,887	17,140
Operating profit	18,404	11,467	32,637	20,700
Interest income (expense), net	78	(33)	170	(58)
Other income, net	978	620	2,874	769
Income before income taxes	19,460	12,054	35,681	21,411
Income tax provision	7,550	4,580	13,844	8,136
Net income	$11,910	$7,474	$21,837	$13,275

Earnings per share
Basic	$0.28	$0.18	$0.51	$0.31
Diluted	$0.27	$0.17	$0.50	$0.31

Dividends per share	$0.04	$0.02	$0.08	$0.04

Average shares outstanding
Basic	42,232	42,450	42,423	42,424
Diluted	43,522	43,218	43,792	43,103

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
(In thousands)
(Unaudited)

	Six months ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$21,837	$13,275
Noncash charges (credits) to earnings:
Depreciation, amortization and other non-cash charges	19,547	17,301
Gain on sale of property and equipment	(1,411)	(872)
Deferred income tax (benefit) provision	(355)	3,559
(Increase) decrease in assets:
Accounts receivable	(6,133)	(15,318)
Income taxes receivable	(577)	231
Inventories	(2,040)	924
Prepaid expenses and other current assets	1,075	911
Other non-current assets	(503)	(698)
Increase (decrease) in liabilities:
Accounts payable	2,761	2,143
Accrued payroll and related expenses	(777)	(2)
Pension liabilities	(354)	(3,358)
Income taxes payable	(113)	-
Accrued insurance expenses	(123)	1,284
Accrued state, local and other expenses	39	178
Other accrued expenses	(355)	70
Net cash provided by operating activities	32,518	19,628

INVESTING ACTIVITIES
Capital expenditures	(34,066)	(25,151)
Purchase of businesses	(4,597)	(3,311)
Proceeds from sale of assets	2,886	3,419
Net cash used for investing activities	(35,777)	(25,043)

FINANCING ACTIVITIES
Payment of dividends	(3,400)	(1,708)
Payments on debt	(2,800)	(1,110)
Cash paid for common stock purchased and retired	(10,211)	(1,922)
Proceeds received upon exercise of stock options	644	348
Net cash used for financing activities	(15,767)	(4,392)

Net decrease in cash and cash equivalents	(19,026)	(9,807)
Cash and cash equivalents at beginning of period	29,636	22,302
Cash and cash equivalents at end of period	$10,610	$12,495

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30		Six months ended June 30
(In thousands except per share data amounts)	2005	2004	2005	2004
Net income available for stockholders (numerator for basic and diluted earnings per share):	$11,910	$7,474	$21,837	$13,275
Shares (denominator):
Weighted-average shares outstanding (denominator for basic earnings per share)	42,232	42,450	42,423	42,424
Effect of dilutive securities:
Employee stock options and restricted stock	1,290	768	1,369	679
Adjusted weighted average shares (denominator for diluted earnings per share)	43,522	43,218	43,792	43,103
Earnings per share:
Basic	$0.28	$0.18	$0.51	$0.31
Diluted	$0.27	$0.17	$0.50	$0.31

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include the modified prospective application and the modified retrospective application. Under the modified retrospective application, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective application requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective application would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. SFAS No. 123R states that the requirement is to adopt the provisions in the first interim or annual period beginning after June 15, 2005. However, the Securities and Exchange Commission issued a new rule that allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company will implement the provisions of SFAS 123R in the first quarter of 2006 pursuant to this rule. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of shared-based payments for public companies. The Company is currently evaluating the impact of applying the various provisions of SFAS 123R and SAB 107.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. By focusing the exception on exchanges that lack commercial substance, SFAS 153 intends to produce financial reporting that more faithfully represents the economics of the transaction. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 with earlier application permitted for nonmonetary exchanges occurring in fiscal periods beginning after the date of issuance. The provisions are to be applied prospectively. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB Staff Position (“FSP” ) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”  (“FSP 109-2” ), issued in December 2004, is intended to provide limited relief in the application of the indefinite reinvestment criterion due to ambiguities surrounding the implementation of the Act. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. RPC is currently evaluating the impact of the repatriation provisions but does not expect it to have a material impact.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and therefore is required to be adopted by the Company in the fiscal year ended December 31, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB has issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Among other changes, SFAS 154 requires that a voluntary change in accounting principle or a change required by a new accounting pronouncement that does not include specific transition provisions be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 with early adoption permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Accordingly, the Company is required to adopt the provisions of SFAS 154 in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect SFAS 154 to have a material impact.

4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004

Net income as reported	$11,910	$7,474	$21,837	$13,275
Change in unrealized gain on securities, net of taxes	19	26	132	(7)
Comprehensive income	$11,929	$7,500	$21,969	$13,268

5.	STOCK-BASED COMPENSATION

RPC accounts for its stock incentive plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has computed for pro forma disclosure purposes the value of all options granted during the six months ended June 30, 2005 and 2004 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation." If RPC had accounted for the stock incentive plans in accordance with SFAS No.123, RPC’s reported net income and net income per share would have been as follows:

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004

Net income - as reported	$11,910	$7,474	$21,837	$13,275
Add: Stock-based employee compensation cost, included in reported net income, net of related tax effect	196	85	409	123
Deduct: Stock-based employee compensation cost, using the Black-Scholes option pricing model, for all awards, net of related tax effect	(365)	(278)	(748)	(505)
Pro forma net income	$11,741	$7,281	$21,498	$12,893

Earnings per share, as reported
Basic	$0.28	$0.18	$0.51	$0.31
Diluted	$0.27	$0.17	$0.50	$0.31

Pro forma earnings per share
Basic	$0.28	$0.17	$0.51	$0.30
Diluted	$0.27	$0.17	$0.49	$0.30

6.	BUSINESS SEGMENT INFORMATION

RPC’s service lines have been aggregated into two reportable oil and gas services segments — Technical Services and Support Services — because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels. The other business segment includes information concerning RPC’s business units that do not qualify for separate segment reporting. These business units include an interactive training software developer, prior to its disposition in May 2005 and an overhead crane fabricator, prior to its disposition in April 2004. Corporate includes selected administrative costs incurred by the Company.

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

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Support Services include RPC’s oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services, work platform marine vessels, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico and the mid-continent regions, and international locations, including primarily Canada, Latin America, and the Middle East. Customers include domestic operations of major multi-national and independent oil and gas producers, and selected nationally-owned oil companies. During the fourth quarter of 2004, RPC sold the marine liftboat division previously reported in this segment.

Certain information with respect to RPC’s business segments is set forth in the following table:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
(in thousands)

Revenues:
Technical Services	$85,959	$70,633	$163,917	$136,119
Support Services	15,986	13,846	30,341	25,546
Other	0	947	17	3,763
Total revenues	$101,945	$85,426	$194,275	$165,428
Operating profit (loss):
Technical Services	$17,330	$11,532	$32,118	$22,682
Support Services	3,311	2,112	5,482	2,251
Other	(133)	(210)	(298)	(421)
Corporate	(2,104)	(1,967)	(4,665)	(3,812)
Total operating profit	$18,404	$11,467	$32,637	$20,700
Interest income (expense), net	78	(33)	170	(58)
Other income, net	978	620	2,874	769
Income before income taxes	$19,460	$12,054	$35,681	$21,411

At the end of April 2004, RPC sold its overhead crane fabricator company, which was previously reported in the Other segment. This sale generated approximately $4 million in cash. The impact of the sale of this business unit on consolidated operating and other income was immaterial.

7.	INVENTORIES

Inventories of $12,684,000 at June 30, 2005 and of $10,587,000 at December 31, 2004 consist of raw materials and supplies.

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Service cost	$-	$-	$-	$-
Interest cost	436	437	872	874
Expected return on plan assets	(428)	(361)	(857)	(722)
Amortization of unrecognized net losses	263	230	527	461
Net periodic benefit cost	$271	$306	$542	$613

In the first quarter of 2005, the Company contributed $1.6 million to the multiple employer pension plan. The Company does not currently expect to make any additional contributions to this plan in 2005.

9.	INCOME TAXES

The Company determines its periodic income tax expense based upon the current period income and the estimated annual effective tax rate for the Company. The rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's best current estimate of its annual effective tax rate.

The Company has previously filed amended federal and state tax returns for the years 1999, 2000 and 2001 to claim higher deductions for certain expenses and additional foreign tax credits representing potential tax benefits totaling up to approximately $4.5 million. These returns have been reviewed by the Internal Revenue Service and are currently being evaluated by the Joint Committee. The Company believes it has supportable positions for claiming these deductions and credits, but the amounts are subject to final Joint Committee approval. Accordingly, the Company has not reflected these potential tax benefits in its financial statements. No tax benefits will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

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

During the second quarter of 2005, revenues increased 19.3 percent to $101.9 million compared to the same period in the prior year. The growth in revenues resulted primarily from higher capacity, increased utilization consistent with higher customer activity levels, and increased pricing for our equipment and services. International revenues for the second quarter of 2005 declined mainly due to a decrease in our Kuwait and West African operations partially offset by increases from new business in China and Mexico. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

During the second quarter, earnings before income taxes increased to $19.5 million in 2005 compared to $12.1 million in the same period in the prior year. The effective tax rate for the three months ended June 30, 2005 of 38.8 percent remained relatively stable compared to the rate of 38.0 percent for the same period in 2004. Diluted earnings per share increased to $0.27 for the three months ended June 30, 2005 compared to $0.17 for the three months ended June 30, 2004. Cash flows from operating activities were $32.5 million compared to $19.6 million in the prior year, and cash and cash equivalents were $10.6 million at June 30, 2005, a decrease of $19.0 million compared to December 31, 2004. This decrease in cash and cash equivalents occurred despite improved operating results primarily due to increased capital expenditures and an investment of more than $10 million to re-purchase outstanding common shares. Our debt to capitalization remains at less than one percent as of June 30, 2005.

RPC, INC. AND SUBSIDIARIES

Cost of services rendered and goods sold as a percentage of revenues decreased approximately 2.9 percentage points in the second quarter of 2005 compared to the second quarter of 2004. This improvement was due to leveraging fixed costs over higher revenues as a result of increased equipment and personnel utilization and improved pricing.

Selling, general and administrative expenses as a percentage of revenues decreased slightly by 1.1 percentage points, which was due to the leverage of these costs over higher revenues partially offset by an increase in field administrative personnel consistent with higher activity levels.

Consistent with our strategy to selectively grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $20.8 million in the second quarter of 2005. The actual amount of 2005 expenditures will depend primarily on equipment maintenance requirements and expansion opportunities, although we currently expect capital expenditures to be approximately $70 million in 2005. We expect these expenditures to be primarily directed toward our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, has been stable or gradually increasing for several years, and the overall domestic rig count during the second quarter of 2005 was approximately 15.1 percent higher than in the comparable period in 2004. The average price of oil rose by approximately 39 percent and the average price of natural gas rose by approximately 13 percent during the quarter compared to the prior year. While the overall drilling rig count has increased, drilling activity in the Gulf of Mexico remains weak, which is unfavorable because of the Company’s historical presence in this geographic market. The Company has responded to these trends by emphasizing investments in more robust domestic markets and making only selective investments in the Gulf of Mexico market. In spite of relatively stable industry conditions, the Company understands that factors influencing the industry are unpredictable. Our response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure. Based on current industry conditions and trends during the second quarter of 2005, we expect consolidated revenues for 2005 to increase as compared to 2004, although the volatility in our industry makes accurate near-term forecasts difficult.

Further discussion of the Company’s outlook is set forth under the Outlook section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004 and is incorporated herein by reference. There have been no significant changes in the Company’s outlook since year-end.

RPC, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Consolidated revenues [in thousands]	$101,945	$85,426	$194,275	$165,428
Revenues by business segment [in thousands]:
Technical	$85,959	$70,633	$163,917	$136,119
Support	15,986	13,846	30,341	25,546
Other	-	947	17	3,763

Consolidated operating profit [in thousands]	$18,404	$11,467	$32,637	$20,700
Operating profit (loss) by business segment [in thousands]:
Technical	$17,330	$11,532	$32,118	$22,682
Support	3,311	2,112	5,482	2,251
Other	(133)	(210)	(298)	(421)
Corporate	$(2,104)	$(1,967)	$(4,665)	$(3,812)

Percentage cost of services rendered & goods sold to revenues	54.7%	57.6%	54.6%	58.2%
Percentage selling, general & administrative expenses to revenues	17.8%	18.9%	18.8%	18.9%
Percentage depreciation and amortization expense to revenues	9.4%	10.1%	9.7%	10.4%
Average U.S. domestic rig count	1,339	1,163	1,311	1,141
Average natural gas price (per thousand cubic feet (mcf))	$6.90	$6.11	$6.72	$5.87
Average oil price (per barrel)	$53.21	$38.30	$51.82	$36.72

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Revenues for the three months ended June 30, 2005 increased 19.3 percent compared to the three months ended June 30, 2004. Domestic revenue increased 23.2 percent to $98.5 million during the second quarter of 2005 compared to the same period in the prior year due to increases in capacity, utilization and pricing due to higher customer demand. The percentage increase in our consolidated revenues was impacted by a decline in our international revenues from $5.5 million to $3.5 million. Revenues declined in our Kuwait and West African operations, although this decline was partially offset by increases from new business in China and Mexico. In addition, the strength in our domestic oilfield revenues compared to the prior year was partially offset by the elimination of revenues from our domestic marine liftboat division, which was sold in the fourth quarter of 2004, and a non-oilfield business unit, which was sold in the second quarter of 2004.

RPC, INC. AND SUBSIDIARIES

In addition, the average price of natural gas increased by approximately 13 percent and the average price of oil increased almost 39 percent during the 2005 period as compared to the prior year. The average domestic rig count during the second quarter was 15.1 percent higher than the same period in 2004. This increase in oil and gas prices and resulting increase in drilling activity had a positive impact on our financial results. We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

The Technical Services segment revenues increased 21.7 percent from last year's second quarter revenues. Revenues in this segment increased compared to the prior year due to higher customer activity, capacity and pricing. The Support Services segment revenues for the quarter ended June 30, 2005 increased 15.5 percent from last year's second quarter revenues. This improvement was due to increased capacity driven by higher capital expenditures and utilization driven by customer demand in the rental tool service line, the largest within this segment, partially offset by the elimination of revenues from our marine liftboat division, which was sold during the fourth quarter of 2004. There were no revenues in the Other segment primarily due to the sale of a non-oilfield business unit in April 2004.

Cost of services rendered and goods sold increased 13.3 percent due to the variable nature of many of these expenses, including fuel costs, compensation, maintenance and repair expenses, and materials and supplies expenses. Cost of services rendered and goods sold, as a percent of revenues, decreased from the second quarter of 2004 compared to the second quarter of 2005. This improvement is due to leveraging of fixed costs over higher revenues as a result of increased equipment and personnel utilization and improved pricing.

Selling, general and administrative expenses for the three months ended June 30, 2005 increased 12.5 percent to $18.2 million compared to $16.2 million for the three months ended June 30, 2004. This increase was primarily due to an increase in field administrative personnel consistent with higher activity levels. These costs as a percent of revenues were 17.8 percent in 2005 and 18.9 percent last year. The decrease as a percentage of revenue was due to leverage of these costs over higher revenues.

Depreciation and amortization were $9.6 million for the three months ended June 30, 2005, an 11.7 percent increase compared to $8.6 million for the quarter ended June 30, 2004. This increase in depreciation and amortization resulted from a higher level of capital expenditures during the recent quarters within both Support Services and Technical Services.

Other income, net for the three months ended June 30, 2005 was $978 thousand, an increase of $358 thousand compared to $620 thousand for the three months ended June 30, 2004. For the three months ended June 30, 2005 and 2004, other income, net primarily reflects net gains and losses related to the sale of property and operating equipment.

RPC, INC. AND SUBSIDIARIES

Interest income (expense), net was $78 thousand of interest income for the three months ended June 30, 2005 compared to interest expense of $33 thousand for the quarter ended June 30, 2004. The increase in interest income (expense), net resulted primarily from the reduction in outstanding debt through annual principal payments made during 2004 and the first two quarters of 2005, and small increases in interest income in the current quarter compared to the prior year. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original maturities of three months or less.

Income tax provision was $7.6 million during the three months ended June 30, 2005, compared to $4.6 million in 2004. This increase was due to the increase in operating profit during the period coupled with an increase in the effective tax rate to 38.8 percent for the quarter compared to 38.0 percent in the prior year.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Revenues for the six months ended June 30, 2005 increased $28.8 million or 17.4 percent compared to the six months ended June 30, 2004. The Technical Services segment revenues for the six months ended June 30, 2005 increased 20.4 percent from the same period of the prior year due primarily to increases in capacity driven by higher capital expenditures and in utilization and pricing driven by customer demand. The Support Services segment revenues for the six months ended June 30, 2005 increased 18.8 percent from the same period of the prior year as a result of higher equipment utilization and capacity in rental tools, which is the largest service line within this segment. This increase was partially offset by the elimination of revenues from our marine liftboat division, which was sold in the fourth quarter of 2004.

Domestic revenues increased during the period due to higher customer drilling activity. The average domestic rig count during the six months ended June 30, 2005 was 14.9 percent higher than the same period in 2004. In addition, the average price of natural gas increased by approximately 14 percent and the average price of oil increased almost 41 percent during the six months ended June 30, 2005 compared to the same period prior year. This increase in oil and gas prices and resulting increase in drilling activity had a positive impact on our financial results. These increases were partially offset by continued weakness in the Gulf of Mexico market. Foreign revenues decreased from $10.7 million for the six months ended June 30, 2004 to $5.8 million for the six months ended June 30, 2005 due to a decline in our Kuwait and West African operations which was partially offset by increases from new business in China and Mexico.

Cost of services rendered and goods sold for the six months ended June 30, 2005 was $106.2 million compared to $96.3 million for the six months ended June 30, 2004, an increase of $9.9 million or 10.2 percent. This increase in these costs was due to the variable nature of many of these expenses, including compensation, materials and supplies, maintenance and repair, and fuel costs. Cost of services rendered and goods sold, as a percent of revenues, decreased from the six months ended June 30, 2004 compared to same period of 2005 as a result of improved leverage due to overall higher utilization of personnel and operating equipment and increased revenues.

RPC, INC. AND SUBSIDIARIES

    Selling, general and administrative expenses for the six months ended June 30, 2005 were $36.6 million compared to $31.3 million for the six months ended June 30, 2004, an increase of $5.3 million or 16.9 percent. This increase was primarily due to higher employment costs mainly as a result of an increase in number of employees and higher incentive compensation expenses consistent with higher activity levels and improved profitability. These expenses also increased due to increased public company compliance costs.

Depreciation and amortization were $18.9 million for the six months ended June 30, 2005, an increase of $1.7 million or 10.2 percent compared to $17.1 million for the six months ended June 30, 2004. This increase in depreciation and amortization resulted from various capital expenditures made during recent quarters within Support Services and Technical Services.

Other income, net for the six months ended June 30, 2005 was $2.9 million, an increase of $2.1 million compared to $.7 million for the six months ended June 30, 2004. The increase is due primarily to proceeds of approximately $1.3 million from a litigation settlement in the first quarter of 2005. The increase is also due to higher other income from the net gains and losses related to the sale of property and equipment, which results from higher activity levels.

Interest income (expense), net was interest income of $170 thousand for the six months ended June 30, 2005 compared to interest expense of $58 thousand for the six months ended June 30, 2004. The increase in interest income (expense), net resulted primarily from the reduction in outstanding debt through annual principal payments made during 2004 and the first two quarters of 2005, and small increases in interest income in the current year compared to the prior year.

Income tax provision was $13.8 million during the six months ended June 30, 2005, compared to $8.1 million in 2003. This increase was due to the increase in operating profit during the period coupled with an increase in the effective tax rate to 38.8 percent for the period ending June 30, 2005 compared to 38.0 percent in the prior year.

RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six months ended June 30,
(In thousands)	2005	2004

Net cash provided by operating activities	$32,518	$19,628
Net cash used for investing activities	35,777	25,043
Net cash used for financing activities	15,767	4,392

Cash provided by operating activities for the six months ended June 30, 2005 increased $12.9 million compared to the comparable period in the prior year. Cash provided by operating activities increased primarily due to an $8.6 million increase in net income, a reduction of $1.6 million in cash contributions to the Company’s pension plan, and a slower growth in our working capital requirements in the current period compared to the same period in the prior year. The primary contributors to this slower growth were accounts receivable due to improved collections, partially offset by accounts payable and income taxes receivable due to the timing of payments.

Cash used for investing activities for the six months ended June 30, 2005 increased by $10.7 million, compared to the six months ended June 30, 2004, primarily as a result of an increase in capital expenditures and earnout payments for acquisitions.

Cash used for financing activities for the six months ended June 30, 2005 increased by $11.4 million, compared to the six months ended June 30, 2004, primarily due to increased repurchases of outstanding shares of our common stock, as well as a 100 percent increase in dividends paid to common shareholders and the repayment of a note for $2.8 million during the first quarter of 2005.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2005, remains strong. We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, which includes access to a $25 million credit facility with a financial institution, of which $12.1 million was available as of June 30, 2005, and cash expected to be generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months. The portion of the credit facility that is not currently available supports letters of credit relating to self-insurance programs or contract bids.

The Company has previously filed amended federal and state tax returns representing potential tax benefits totaling up to approximately $4.5 million. See Note 9 of the Notes to Consolidated Financial Statements for further information.

RPC, INC. AND SUBSIDIARIES

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations. We believe our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels.

Cash Requirements

The Company currently expects that capital expenditures during 2005 will be approximately $70 million, of which $34.1 million has been spent as of June 30, 2005, but the actual amount of 2005 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the first quarter of 2005, the Company contributed $1.6 million to the pension plan. The Company does not currently expect to make any additional contributions to the pension plan in 2005.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 5,250,000 shares. During the second quarter of 2005, the Company repurchased 683,960 shares. As of June 30, 2005, there are 1,807,540 shares available for purchase under this program. The Company expects to continue repurchasing outstanding common shares from time to time (periodically) based on market conditions and our capital allocation strategies. The program does not have a predetermined expiration date.

On January 25, 2005, the Board of Directors approved a 100 percent increase in the quarterly cash dividend, from $0.02 to $0.04. Based on the shares outstanding on June 30, 2005, the aggregate annual amount would be approximately $6.9 million of which $3.4 million was paid as of June 30, 2005. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

In accordance with the respective purchase agreements, earnout payments to sellers of two businesses previously acquired by the Company have been paid on an annual basis and will be paid through interim periods ending during 2005. The Company made earnout payments of approximately $4.6 million in April 2005 related to 2004 operating results. Final earnout payments of approximately $4.3 million to sellers of these two acquired businesses are expected to be made in the third and fourth quarter of 2005 based on the results for the interim period ended June 30, 2005.

RPC, INC. AND SUBSIDIARIES

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices. Due to the recent increases in activity in the domestic oilfield, the Company has experienced some upward wage pressures in the labor markets from which it hires employees. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. During 2004, the price of steel, for both the commodity and for products manufactured with steel, rose dramatically due to increased worldwide demand. This affected the Company's operations through delays in scheduled deliveries of new equipment and price quotations that were only valid for a limited period of time. Steel prices remained high as of June 30, 2005. If steel prices remain high, delays in scheduled deliveries of new equipment will continue, and it is likely that the cost of the Company's new equipment will increase. These increases would result in higher capital expenditures and depreciation expense. RPC may not be able to recover such increased costs through price increases to its customers, thereby reducing the Company's future profits.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc. (“Chaparral”), RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship. A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004. During the six months ended June 30, 2005, RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $301,000 compared to $281,000 for the comparable period in 2004.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $538,000 for the six months ended June 30, 2005 and $229,000 for the six months ended June 30, 2004.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $35,000 for the six months ended June 30, 2005 and $49,000 for the six months ended June 30, 2004.

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

SEASONALITY

Oil and natural gas prices affect demand throughout the oil and natural gas industry, including the demand for the Company’s products and services. The Company’s business depends in large part on the conditions of the oil and gas industry, and specifically on the capital expenditures of its customers related to the exploration and production of oil and natural gas. There is a positive correlation between these expenditures and customers’ demand for the Company’s services. As such, when these expenditures fluctuate, customers’ demand for the Company’s services fluctuates as well. These fluctuations depend on the current and projected prices of oil and natural gas and resulting drilling activity, and are not seasonal to any material degree.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, including the development of international growth opportunities, market risk exposure, adequacy of capital resources and funds, opportunity for growth, anticipated pension funding payments and capital expenditures, the impact of SFAS 151, SFAS 123R, SAB 107, SFAS 153, FSP 109-2, FIN 47 and SFAS 154 and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.

RPC, INC. AND SUBSIDIARIES

The words “may,”“will,”“expect,”“believe,”“anticipate,”“project,”“estimate,”“focus,”“plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and the following: the volatility of oil and natural gas prices, downturn in the economy leading to decreased oil and gas exploration, political instability, including civil unrest and armed conflict in the petroleum-producing regions of the world, actions of the OPEC cartel, inability to identify or complete acquisitions, adverse weather conditions, including in the Gulf of Mexico, inability to attract and retain skilled employees, competition in the oil and gas industry, personal injury or property damage claims, and changes in the supply and demand for oil and gas.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2005, cash and cash equivalents were primarily invested in overnight U.S. treasury bills and money market accounts which are highly liquid with maturities of three months or less. Management believes that we are not subject to material interest rate risk exposure on these investments. The Company has been affected by the impact of lower interest rates on interest income from its short-term investments. This risk is managed through conservative policies to invest in high-quality obligations. Also, as of June 30, 2005, RPC had debt with a variable interest rate that exposes RPC to certain market risks; however, all outstanding debt is scheduled to mature in 2005, which mitigates interest rate risk exposure on this debt. RPC did not experience any material changes in market risk exposures or how those risks are managed during the second quarter of 2005.

As of June 30, 2005, RPC had accounts receivable of approximately $82 million (net of an allowance for doubtful accounts of approximately $2.8 million). RPC is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the oil and gas industry.

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

As of the end of the period covered by this report, June 30, 2005 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

RPC, INC. AND SUBSIDIARIES

Changes in internal control over financial reporting - Management’s evaluation of changes in internal control did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RPC, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

RPC is involved in litigation from time to time in the ordinary course of its business. RPC does not believe that the outcome of such litigation will have a material adverse effect on the financial position or results of operations of RPC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Shares repurchased by the Company and its “affiliated purchasers” in the second quarter of 2005 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the
April 1, 2005 to April 30, 2005	225,138	(1)	$15.51	224,513	2,266,987
May 1, 2005 to May 31, 2005	459,447	(2)	14.48	459,447	1,807,540
June 1, 2005 to June 30, 2005	6,105	(3)	16.63	-	1,807,540
Totals	690,690		$14.84	683,960	1,807,540

(1)	Includes 625 shares tendered in connection with option exercises. The remaining 224,513 shares were purchased on the open market in accordance with the stock buyback program. See note (4).

(2)	All shares shown were repurchased on the open market in accordance with the stock buyback program. See note (4).

(3)	All shares shown were tendered in connection with option exercises.

(4)	The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 5,250,000 shares. The program does not have a predetermined expiration date.

RPC, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on April 26, 2005. At the meeting, the stockholders voted to re-elected three Class I directors to the Board of Directors for the terms expiring in 2008.

The following table sets forth the votes cast with respect to each of these proposals:

Proposal	For	Against	Broker Non Votes	Withheld
Re-election of R. Randall Rollins	35,551,623	n/a	n/a	2,547,274
Re-election of Henry B. Tippie	37,264,117	n/a	n/a	834,780
Re-election of James B. Williams	37,002,801	n/a	n/a	1,096,096

Messrs. Wilton Looney, Gary W. Rollins, James A. Lane, Jr., Richard A. Hubbell, Bill J. Dismuke and Ms. Linda H. Graham were not up for re-election and have continued as directors.

ITEM 5. OTHER INFORMATION

None

RPC, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.2	Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2004).
4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Richard A. Hubbell
Date: August 5, 2005	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: August 5, 2005	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)