Form 10-Q
period 2005-09-30
RPC INC
filed 2005-11-04
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐     No     ☒

As of October 25, 2005, RPC, Inc. had 42,914,211 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(In thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$21,560	$29,636
Accounts receivable, net	98,833	75,793
Inventories	12,186	10,587
Deferred income taxes	4,818	6,144
Prepaid expenses and other current assets	1,936	3,638
Total current assets	139,333	125,798
Property, plant and equipment, net	135,290	114,222
Goodwill and other intangibles, net	24,151	20,183
Other assets	3,219	2,739
Total assets	$301,993	$262,942

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$34,163	$23,389
Accrued payroll and related expenses	10,706	10,842
Accrued insurance expenses	4,018	3,875
Accrued state, local and other taxes	2,665	2,183
Income taxes payable	7,216	113
Current portion of long-term debt	-	2,700
Other accrued expenses	2,512	5,187
Total current liabilities	61,280	48,289
Accrued insurance expenses	6,774	6,451
Long-term debt	-	2,100
Pension liabilities	11,515	11,379
Deferred income taxes	7,923	11,945
Other long-term liabilities	1,381	1,355
Total liabilities	88,873	81,519
Common stock	4,290	4,321
Capital in excess of par value	21,126	27,326
Retained earnings	200,051	160,189
Deferred compensation	(5,722)	(3,527)
Accumulated other comprehensive loss	(6,625)	(6,886)
Total stockholders' equity	213,120	181,423
Total liabilities and stockholders' equity	$301,993	$262,942

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenues	$115,801	$88,721	$310,076	$254,149
Cost of services rendered and goods sold	61,424	50,233	167,581	146,529
Selling, general and administrative expenses	19,000	16,921	55,594	48,213
Depreciation and amortization	9,863	8,596	28,750	25,736
Operating profit	25,514	12,971	58,151	33,671
Interest income (expense), net	131	(17)	301	(75)
Other income, net	11,120	1,555	13,994	2,324
Income before income taxes	36,765	14,509	72,446	35,920
Income tax provision	13,658	4,272	27,502	12,408
Net income	$23,107	$10,237	$44,944	$23,512

HISTORICAL (ACTUAL) BASIS

Earnings per share
Basic	$0.55	$0.24	$1.06	$0.55
Diluted	$0.53	$0.24	$1.03	$0.54

Dividends per share	$0.04	$0.02	$0.12	$0.06

Average shares outstanding
Basic	42,029	42,482	42,291	42,443
Diluted	43,554	43,371	43,726	43,188

PRO FORMA BASIS (AS ADJUSTED FOR 3-FOR-2 STOCK SPLIT TO BE EFFECTIVE DECEMBER 12, 2005)

Earnings per share
Basic	$0.37	$0.16	$0.71	$0.37
Diluted	$0.35	$0.16	$0.69	$0.36

Dividends per share	$0.03	$0.01	$0.08	$0.04

Average shares outstanding
Basic	63,043	63,723	63,437	63,665
Diluted	65,331	65,057	65,589	64,782

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$44,944	$23,512
Noncash charges (credits) to earnings:
Depreciation, amortization and other non-cash charges	29,706	26,074
Gain on sale of property and equipment	(12,212)	(2,195)
Deferred income tax (benefit) provision	(2,856)	812
(Increase) decrease in assets:
Accounts receivable	(23,040)	(19,684)
Income taxes receivable	0	267
Inventories	(1,542)	(104)
Prepaid expenses and other current assets	2,122	2,276
Other non-current assets	(480)	(532)
Increase (decrease) in liabilities:
Accounts payable	10,774	2,243
Accrued payroll and related expenses	(136)	921
Pension liabilities	136	(2,959)
Income taxes payable	7,221	-
Accrued insurance expenses	466	1,791
Accrued state, local and other expenses	482	172
Other accrued expenses	(315)	174
Other non-current liabilities	26	899
Net cash provided by operating activities	55,296	33,667

INVESTING ACTIVITIES
Capital expenditures	(55,439)	(36,594)
Purchase of businesses	(6,965)	(3,310)
Proceeds from sale of assets	18,414	5,244
Net cash used for investing activities	(43,990)	(34,660)

FINANCING ACTIVITIES
Payment of dividends	(5,082)	(2,558)
Payments on debt	(4,800)	(1,110)
Cash paid for common stock purchased and retired	(10,268)	(1,963)
Proceeds received upon exercise of stock options	768	423
Net cash used for financing activities	(19,382)	(5,208)

Net decrease in cash and cash equivalents	(8,076)	(6,201)
Cash and cash equivalents at beginning of period	29,636	22,302
Cash and cash equivalents at end of period	$21,560	$16,101

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

On October 25, 2005 at its quarterly meeting, the Board of Directors authorized a three-for-two stock split by issuance on December 12, 2005 of one additional common share for every two common shares held of record as of November 11, 2005. Accordingly, the par value of additional shares issued will be adjusted between common stock and capital in excess of par value, and fractional shares resulting from the stock split will be settled in cash. The share and per share data on the historical (actual) basis presented in the interim financial statements have not been adjusted for the stock split. The consolidated statement of operations also presents, on a pro forma basis, share and per share information which reflects the stock split.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

2.	EARNINGS PER SHARE

Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share,” requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. A reconciliation of weighted average shares outstanding is as follows:

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30		Nine months ended September 30
(In thousands except per share data amounts)	2005	2004	2005	2004
Net income available for stockholders (numerator for basic and diluted earnings per share):	$23,107	$10,237	$44,944	$23,512
Shares (denominator):
Weighted-average shares outstanding (denominator for basic earnings per share)	42,029	42,482	42,291	42,443
Effect of dilutive securities:
Employee stock options and restricted stock	1,525	889	1,435	745
Adjusted weighted average shares (denominator for diluted earnings per share)	43,554	43,371	43,726	43,188

Earnings per share:
Basic	$0.55	$0.24	$1.06	$0.55
Diluted	$0.53	$0.24	$1.03	$0.54

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. By focusing the exception on exchanges that lack commercial substance, SFAS 153 intends to produce financial reporting that more faithfully represents the economics of the transaction. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 with earlier application permitted for nonmonetary exchanges occurring in fiscal periods beginning after the date of issuance. The provisions are to be applied prospectively. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and therefore is required to be adopted by the Company in the fiscal year ended December 31, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB has issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle or a change required by a new accounting pronouncement that does not include specific transition provisions be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 with early adoption permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Accordingly, the Company is required to adopt the provisions of SFAS 154 in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect SFAS 154 to have a material impact.

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30
(In thousands)	2005	2004	2005	2004

Net income as reported	$23,107	$10,237	$44,944	$23,512
Change in unrealized gain on securities, net of taxes	129	38	261	31
Comprehensive income	$23,236	$10,275	$45,205	$23,543

5.	STOCK-BASED COMPENSATION

RPC accounts for its stock incentive plans using the intrinsic value method prescribed by Accounting Principles Board (”APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has computed for pro forma disclosure purposes the value of all options granted during the nine months ended September 30, 2005 and 2004 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation." If RPC had accounted for the stock incentive plans in accordance with SFAS No.123, RPC’s reported net income and net income per share would have been as follows:

	Three months ended		Nine months ended
	September 30,		September 30
(In thousands)	2005	2004	2005	2004

Net income - as reported	$23,107	$10,237	$44,944	$23,512
Add: Stock-based employee compensation cost, included in reported net income, net of related tax effect	187	113	593	239
Deduct: Stock-based employee compensation cost, computed using the Black-Scholes option pricing model, for all awards, net of related tax effect	(356)	42	(1,101)	(467)
Pro forma net income	$22,938	$10,392	$44,436	$23,284

Earnings per share, as reported
Basic	$0.55	$0.24	$1.06	$0.55
Diluted	$0.53	$0.24	$1.03	$0.54

Pro forma earnings per share
Basic	$0.55	$0.24	$1.05	$0.55
Diluted	$0.53	$0.24	$1.02	$0.54

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	BUSINESS SEGMENT INFORMATION

RPC’s service lines have been aggregated into two reportable oil and gas services segments, Technical Services and Support Services, because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels. The other business segment includes information concerning RPC’s business units that do not qualify for separate segment reporting. These business units include an interactive training software developer, prior to its disposition in May 2005, and an overhead crane fabricator, prior to its disposition in April 2004. Corporate includes selected administrative costs incurred by the Company.

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. These services include pressure pumping services, snubbing, coiled tubing, nitrogen pumping, well control consulting and firefighting, down-hole tools, wireline, and fluid pumping. These Technical Services are primarily used in the completion, production and maintenance of oil and gas wells. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest and Rocky Mountain regions, and international locations including primarily Africa, Canada, China, Latin America and the Middle East. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

Support Services include RPC’s oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico and the mid-continent regions, and international locations, including primarily Canada, Latin America, and the Middle East. Customers include domestic operations of major multi-national and independent oil and gas producers, and selected nationally-owned oil companies. During the fourth quarter of 2004, RPC sold the marine liftboat division previously reported in this segment.

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain information with respect to RPC’s business segments is set forth in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
(in thousands)

Revenues:
Technical Services	$99,046	$73,404	$262,963	$209,523
Support Services	16,755	15,302	47,096	40,848
Other	0	15	17	3,778
Total revenues	$115,801	$88,721	$310,076	$254,149
Operating profit (loss):
Technical Services	$24,911	$13,024	$57,029	$35,706
Support Services	3,255	2,378	8,737	4,629
Other	(2)	(382)	(300)	(803)
Corporate	(2,650)	(2,049)	(7,315)	(5,861)
Total operating profit	$25,514	$12,971	$58,151	$33,671
Interest income (expense), net	131	(17)	301	(75)
Other income, net	11,120	1,555	13,994	2,324
Income before income taxes	$36,765	$14,509	$72,446	$35,920

At the end of April 2004, RPC sold its overhead crane fabricator company, which was previously reported in the Other Services segment. This sale generated approximately $4 million in cash. The impact of the sale of this business unit on consolidated operating and other income was immaterial.

In August of 2005, RPC sold all of the operating and intangible assets with a net book value of approximately $5.0 million related to its hammer, casing, laydown and casing torque-turn service lines, which were previously reported in the Technical Services segment. This sale generated approximately $15.7 million in cash and a pre-tax gain of $10.7 million which is included in other income, net.

7.	INVENTORIES

Inventories of $12,186,000 at September 30, 2005 and of $10,587,000 at December 31, 2004 consist of raw materials and supplies.

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004

Service cost	$-	$-	$-	$-
Interest cost	436	437	1,308	1,311
Expected return on plan assets	(428)	(361)	(1,285)	(1,083)
Amortization of unrecognized net losses	263	231	790	692
Net periodic benefit cost	$271	$307	$813	$920

In the first quarter of 2005, the Company contributed $1.6 million to the multiple employer pension plan. The Company does not currently expect to make any additional contributions to this plan in 2005.

9.	INCOME TAXES

The Company determines its periodic income tax expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior year estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

The Company has previously filed amended federal tax returns for the years 1999, 2000 and 2001 to claim higher deductions for certain expenses and additional foreign tax credits representing potential tax benefits totaling up to approximately $4.0 million. These returns have been reviewed by the Internal Revenue Service and are currently being evaluated by the Joint Committee. The Company believes it has supportable positions for claiming these deductions and credits, but the amounts are subject to final approvals. Accordingly, the Company has not reflected these potential tax benefits in its financial statements. No tax benefits will be recognized in the financial statements until these gain contingencies are resolved through the eventual disposition with the respective tax authorities.

RPC, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 25.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004 is incorporated herein by reference. There have been no significant changes in the Company’s strategies since year-end.

During the third quarter of 2005, revenues increased 30.5 percent to $115.8 million compared to the same period in the prior year. The growth in revenues resulted primarily from higher capacity, increased utilization consistent with higher customer activity levels, and improved pricing for our equipment and services. The increase in prices is partially attributable to the issuance of new price books during the current quarter. Domestic revenues for the current quarter were affected by hurricanes Katrina and Rita which severely curtailed oilfield drilling and production activity in the Gulf of Mexico. We estimate that the financial impact of the hurricanes to the Company was not significant. International revenues for the third quarter of 2005 declined mainly due to a decrease in our China and West Africa operations partially offset by increases from business in our Mexico and Kuwait operations. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

In the third quarter we sold all of the operating and intangible assets of the Company’s hammer, casing, laydown and casing torque-turn service lines generating proceeds of approximately $15.7 million and a pretax gain of approximately $10.7 million. The after tax gain was approximately $6.7 million or $0.15 diluted earnings per share ($0.10 adjusted for the three-for-two stock split payable December 12, 2005). Income before income taxes were $36.8 million during the third quarter of 2005 compared to $14.5 million in the prior year. The effective tax rate for the three months ended September 30, 2005 was 37.1 percent compared to 29.4 percent in the prior year. The prior year effective rate was lower due primarily to recognition of previously reserved foreign

RPC, INC. AND SUBSIDIARIES

tax credits carryovers. Diluted earnings per share increased to $0.53 ($0.35 adjusted for the three-for-two stock split) for the three months ended September 30, 2005 compared to $0.24 ($0.16 adjusted for the three-for-two stock split) for the prior year. Cash flows from operating activities were $55.3 million for the nine months ended September 30, 2005 compared to $33.7 million for the same period of the prior year, and cash and cash equivalents were $21.6 million at September 30, 2005, a decrease of $8.1 million compared to December 31, 2004. This decrease in cash and cash equivalents occurred despite improved operating results and proceeds from the sale of assets, primarily due to increased capital expenditures and increased share repurchases. As of September 30, 2005, we had no long term debt.

Cost of services rendered and goods sold as a percentage of revenues decreased approximately 3.6 percentage points in the third quarter of 2005 compared to the third quarter of 2004. This improvement was due to higher equipment and personnel utilization, improved pricing and the leverage of fixed costs over higher revenues.

Selling, general and administrative expenses as a percentage of revenues decreased by 2.7 percentage points, which was due to the leverage of these costs over higher revenues partially offset by an increase in field administrative personnel consistent with higher activity levels.

Consistent with our strategy to selectively grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $21 million in the third quarter of 2005. Although we currently expect capital expenditures to be approximately $80 million during 2005, the total amount of 2005 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities and the ultimate delivery dates for equipment on order. We expect these expenditures to be primarily directed toward our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools.

In response to our strong earnings and stock price performance, the Board approved the Company’s second three-for-two stock split for 2005 at its regular quarterly meeting on October 25, 2005. The Company believes that this will reward our current shareholders and increase the investment appeal of our common stock.  The share and per share data on the historical (actual) basis presented in the accompanying interim financial statements and management's discussion and analysis have not been adjusted for the stock split. The consolidated statement of operations and selected information in management's discussion and analysis also presents, on a pro forma basis, share and per share information which reflects the stock split.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, has been stable or gradually increasing for several years, and the overall domestic rig count during the third quarter of 2005 was approximately 17 percent higher than in the comparable period in 2004. The average price of oil rose by approximately 45 percent and the average price of natural gas rose by approximately 86 percent during the quarter compared to the prior year. While the overall drilling rig count has increased, drilling activity in the Gulf of Mexico remains weak, which is unfavorable to the Company because of its historical presence in this geographic market. The Company has responded to these trends by emphasizing investments in more robust domestic markets and making only selective investments in the Gulf of Mexico market. In spite of relatively stable industry conditions, the Company understands that factors influencing the industry are unpredictable. Our response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure. Based on current industry conditions and trends during the third quarter of 2005, we expect consolidated revenues for 2005 to increase as compared to 2004, although the volatility in our industry makes accurate near-term forecasts difficult.

RPC, INC. AND SUBSIDIARIES

The high activity levels in the domestic oilfield have increased demand for equipment from the manufactures of equipment and components used in the Company's business. This increased demand has increased the lead times for ordering and delivery of such equipment and components. If this increased demand and resulting delays in delivery continues, it could constrain the Company's ability to expand its capacity, which would negatively impact the Company's future financial results.

The oil and gas industry is undertaking a great deal of effort to rebuild the industry’s production infrastructure in the Gulf Coast region following Hurricanes Katrina and Rita during the third quarter of 2005. Several of the Company’s services may be utilized in support of this effort, and the Company hopes to participate in this effort during the fourth quarter of 2005 and during 2006. However, the Company is unable to predict the timing or the magnitude of its participation in the effort to rebuild the Gulf Coast’s oil and gas infrastructure.

Further discussion of the Company’s outlook is set forth under the Outlook section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004 and is incorporated herein by reference. There have been no significant changes in the Company’s outlook since the filing of the 10-K for 2004.

RPC, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Consolidated revenues [in thousands]	$115,801	$88,721	$310,076	$254,149
Revenues by business segment [in thousands]:
Technical	$99,046	$73,404	$262,963	$209,523
Support	16,755	15,302	47,096	40,848
Other	-	15	17	3,778

Consolidated operating profit [in thousands]	$25,514	$12,971	$58,151	$33,671
Operating profit (loss) by business segment [in thousands]:
Technical	$24,911	$13,024	$57,029	$35,706
Support	3,255	2,378	8,737	4,629
Other	(2)	(382)	(300)	(803)
Corporate	$(2,650)	$(2,049)	$(7,315)	$(5,861)

Percentage cost of services rendered & goods sold to revenues	53.0%	56.6%	54.0%	57.7%
Percentage selling, general & administrative expenses to revenues	16.4%	19.1%	17.9%	19.0%
Percentage depreciation and amortization expense to revenues	8.5%	9.7%	9.3%	10.1%
Average U.S. domestic rig count	1,432	1,228	1,351	1,170
Average natural gas price (per thousand cubic feet (mcf))	$10.11	$5.45	$7.85	$5.73
Average oil price (per barrel)	$63.15	$43.66	$55.60	$39.03

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues for the three months ended September 30, 2005 increased 30.5 percent compared to the three months ended September 30, 2004. Domestic revenues increased 32.8 percent to $113.4 million during the third quarter of 2005 compared to the same period in the prior year. The increases in revenues are due to higher activity levels, increased capacity in our largest service lines and improved pricing. The increase in pricing is mostly attributed to new price books effective during the third quarter and higher customer demand for our services. The strength in our domestic oilfield revenues compared to the prior year was partially offset by the effects of no revenues from our domestic marine liftboat division, which was sold in the fourth quarter of 2004, and reduced revenues from our hammer, casing, laydown and casing torque-turn service lines, which were sold during the third quarter of 2005. During the third quarter of 2005, hurricanes Katrina and Rita severely curtailed oilfield drilling and production activity in the Gulf of Mexico which affected our operations by lost working days and temporary disruptions in the availability of materials and supplies. The Company estimates that the financial impact of these storms during the third quarter was a one percent reduction in revenues and a two to three percent reduction in net income. International revenues declined slightly from $3.3 million to $2.4 million. Revenues declined in our China and West African operations, although this decline was partially offset by increases from our Mexico and Kuwait operations. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

RPC, INC. AND SUBSIDIARIES

In addition, the average price of natural gas increased by approximately 86 percent and the average price of oil increased almost 45 percent during the third quarter of 2005 as compared to the prior year. The average domestic rig count during the quarter was 17 percent higher than the same period in 2004. This increase in oil and gas prices and resulting increase in drilling activity had a positive impact on our financial results. We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

The Technical Services segment revenues for the quarter increased 34.9 percent compared to the third quarter of last year. Revenues in this segment increased due to higher customer activity, higher capacity through increased capital expenditures, and improved pricing. The Support Services segment revenues for the quarter increased 9.5 percent compared to the third quarter of prior year. This improvement was due to increased capacity driven by higher capital expenditures and improved pricing driven by higher customer demand in the rental tool service line, the largest within this segment, partially offset by the effect of having no revenues from our marine liftboat division, which was sold during the fourth quarter of 2004. The marine liftboat division generated revenues of $1.2 million during the third quarter of 2004. There were no revenues in the Other segment primarily due to the sale of a non-oilfield business unit in April 2004.

Cost of services rendered and goods sold increased 22.3 percent due to the variable nature of many of these expenses, including compensation, maintenance and repair expenses, materials and supplies expenses, as well as increases in fuel cost due to higher prices. Cost of services rendered and goods sold, as a percent of revenues, decreased from the third quarter of 2004 compared to the third quarter of 2005 due to leveraging of fixed costs over higher revenues as a result of increased equipment and personnel utilization, and improved pricing for our services.

Selling, general and administrative expenses for the three months ended September 30, 2005 increased 12.3 percent to $19.0 million compared to $16.9 million for the three months ended September 30, 2004. This increase was primarily due to higher employment costs because of an increase in field administrative personnel consistent with higher activity levels. These costs as a percent of revenues, however, decreased due to leveraging of these costs over higher revenues.

Depreciation and amortization were $9.9 million for the three months ended September 30, 2005, a 14.7 percent increase, compared to $8.6 million for the quarter ended September 30, 2004. This increase in depreciation and amortization resulted from a higher level of capital expenditures during recent quarters within both Support Services and Technical Services to increase capacity and to maintain our existing equipment.

Other income, net for the three months ended September 30, 2005 was $11.1 million, an increase of $9.6 million compared to $1.6 million for the three months ended September 30, 2004. During the current quarter, the Company sold the operating and intangible assets related to the hammer, casing, laydown and casing torque-turn service lines generating a pre-tax gain of $10.7 million. The remainder of other income, net for the third quarters of 2005 and 2004 primarily reflects net gains and losses related to the sale or retirement of property and operating equipment.

RPC, INC. AND SUBSIDIARIES

Interest income (expense), net was $131,000 of net interest income for the three months ended September 30, 2005 compared to net interest expense of $17,000 for the quarter ended September 30, 2004. The increase in interest income (expense), net resulted primarily from the reduction in outstanding debt through annual principal payments made during 2004 and the first and third quarters of 2005, and small increases in interest income in the third quarter compared to the prior year. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original maturities of three months or less.

Income tax provision was $13.7 million during the three months ended September 30, 2005, compared to $4.3 million in 2004. This increase was due to the increase in income before taxes coupled with an increase in the effective tax rate to 37.1 percent for the quarter compared to 29.4 percent in the prior year. The lower effective tax rate in the third quarter of the prior year was due primarily to recognition during the quarter of previously reserved foreign tax credit carryovers.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues for the nine months ended September 30, 2005 increased $55.9 million or 22.0 percent compared to the nine months ended September 30, 2004. The Technical Services segment revenues for the nine months ended September 30, 2005 increased 25.5 percent from the same period of the prior year due primarily to increases in capacity driven by higher capital expenditures, improved utilization, and pricing driven by higher customer demand for our services. The Support Services segment revenues for the nine months ended September 30, 2005 increased 15.3 percent from the same period of the prior year as a result of higher equipment utilization and capacity in rental tools, which is the largest service line within this segment. The effects of higher equipment utilization and capacity were partially offset by the lack of revenues for the nine months ended September 30, 2005 from our marine liftboat division, which was sold in the fourth quarter of 2004. The marine liftboat division generated revenues of $3.0 million for the nine months ended September 30, 2004.

Domestic revenues increased during the period due to increases in capacity, utilization and improved pricing as a result of new price books issued during the third quarter of 2005 and increased customer demand for our services. The average domestic rig count during the nine months ended September 30, 2005 was 15 percent higher than the same period in 2004. In addition, the average price of natural gas increased by approximately 37 percent and the average price of oil increased by approximately 42 percent during the nine months ended September 30, 2005 compared to the same period in the prior year. This increase in oil and gas prices and the resulting increase in drilling activity had a positive impact on our financial results. These increases were partially offset by continued weakness in the Gulf of Mexico market. Foreign revenues decreased from $14.0 million for the nine months ended September 30, 2004 to $8.2 million for the nine months ended September 30, 2005 due to a decline in our Kuwait and West African operations which was partially offset by increases from new business in China and Mexico. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of services rendered and goods sold for the nine months ended September 30, 2005 was $167.6 million compared to $146.5 million for the nine months ended September 30, 2004, an increase of $21.1 million or 14.4 percent. The increase in these costs was due to the variable nature of many of these expenses, including compensation, materials and supplies, maintenance and repair, and fuel costs. Cost of services rendered and goods sold, as a percent of revenues, decreased from the nine months ended September 30, 2004 compared to the same period of 2005 as a result of higher utilization of personnel and operating equipment, improved pricing, and the leveraging of fixed costs over higher revenues.

RPC, INC. AND SUBSIDIARIES

Selling, general and administrative expenses for the nine months ended September 30, 2005 were $55.6 million compared to $48.2 million for the nine months ended September 30, 2004, an increase of $7.4 million or 15.3 percent. This increase was primarily due to higher employment costs mainly as a result of an increase in number of employees and higher incentive compensation expenses consistent with higher activity levels and improved profitability. These expenses also increased due to higher public company compliance costs.

Depreciation and amortization were $28.8 million for the nine months ended September 30, 2005, an increase of $3.0 million or 11.7 percent compared to $25.7 million for the nine months ended September 30, 2004. This increase in depreciation and amortization resulted from various capital expenditures made during recent quarters within Support Services and Technical Services.

Other income, net for the nine months ended September 30, 2005 was $14.0 million, an increase of $11.7 million compared to $2.3 million for the nine months ended September 30, 2004. The increase is due primarily to the sale of the operating and intangible assets of the hammer, casing, laydown and casing torque-turn service lines which generated a pre-tax gain of $10.7 million during the third quarter of 2005. The remaining increase is attributed to proceeds of approximately $1.3 million from a litigation settlement in the first quarter of 2005 and higher other income from the net gains and losses related to the sale or retirement of property and equipment.

Interest income (expense), net was net interest income of $301,000 for the nine months ended September 30, 2005 compared to net interest expense of $75,000 for the nine months ended September 30, 2004. The increase in interest income (expense), net resulted primarily from the reduction in outstanding debt through annual principal payments made during 2004 and the nine months ended September 30, 2005, and small increases in interest income in the current year compared to the prior year.

Income tax provision was $27.5 million during the nine months ended September 30, 2005, compared to $12.4 million in 2004. This increase was due to the increase in income before income taxes during the period coupled with an increase in the effective tax rate to 38.0 percent for the period ending September 30, 2005 compared to 34.5 percent in the prior year. The lower effective tax rate during the prior year was due to the recognition of previously reserved foreign tax credit carryovers during the third quarter of 2004.

RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine months ended September 30,
(In thousands)	2005	2004

Net cash provided by operating activities	$55,296	$33,667
Net cash used for investing activities	(43,990)	(34,660)
Net cash used for financing activities	(19,382)	(5,208)

Cash provided by operating activities for the nine months ended September 30, 2005 increased $21.6 million compared to the comparable period in the prior year. Cash provided by operating activities increased primarily due to a $21.4 million increase in net income which includes a pre-tax gain of $10.7 million generated from the sale of assets of the hammer, casing, laydown and casing torque-turn service lines, a reduction of $1.6 million in cash contributions to the Company’s pension plan, and slower growth in our working capital requirements in the current period compared to the same period in the prior year. The primary contributors to this slower growth were increases in accounts payable and income taxes payable due to the timing of payments.

Cash used for investing activities for the nine months ended September 30, 2005 increased by $9.3 million, compared to the nine months ended  September 30, 2004, primarily as a result of an increase in capital expenditures to increase capacity and maintain our existing equipment and earnout payments for acquisitions. These increases were partially offset by higher proceeds from the sale of assets including the assets of the service lines noted above.

Cash used for financing activities for the nine months ended September 30, 2005 increased by $14.2 million, compared to the nine months ended  September 30, 2004, primarily due to increased repurchases of outstanding shares of our common stock during the second quarter of 2005, as well as a 100 percent increase in dividends paid to common shareholders, and principal repayments totaling $4.8 million during the first and third quarters of 2005.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2005, remains strong. We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, which includes access to a $25 million credit facility with a financial institution, of which $12.1 million was available as of September 30, 2005, and cash expected to be generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months. The portion of the credit facility that is not currently available supports letters of credit relating to self-insurance programs or contract bids.

The Company has previously filed amended federal returns representing potential tax benefits totaling up to approximately $4.0 million. See Note 9 of the Notes to Consolidated Financial Statements for further information.

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

Cash Requirements

The Company currently expects that capital expenditures during 2005 will be approximately $80 million, of which $55.4 million has been spent as of September 30, 2005, but the actual amount of 2005 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the first quarter of 2005, the Company contributed $1.6 million to the pension plan. The Company does not currently expect to make any additional contributions to the pension plan in 2005.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 5,250,000 shares. During the second quarter of 2005, the Company repurchased 683,960 shares in the open market. The Company did not repurchase any common shares in the open market during the third quarter of 2005. As of September 30, 2005, there are 1,807,540 shares available for purchase under this program. The Company expects to continue repurchasing outstanding common shares periodically based on market conditions and our capital allocation strategies. The program does not have a predetermined expiration date.

On January 25, 2005, the Board of Directors approved a 100 percent increase in the quarterly cash dividend per common share, from $0.02 to $0.04. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

In accordance with the respective purchase agreements, earnout payments to sellers of two businesses previously acquired by the Company have been paid on an annual basis and will be paid on interim periods ending during 2005. The Company made earnout payments of $4.6 million in April 2005 related to 2004 operating results and $2.4 million in August 2005 related to interim 2005 operating results. A final earnout payment of approximately $1.9 million is expected to be made to the seller of an acquired business during the fourth quarter of 2005 based on the results for the interim period ended June 30, 2005.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices. Due to the recent increases in activity in the domestic oilfield, the Company has experienced some upward wage pressures in the labor markets from which it hires employees. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also the price of steel, for both the commodity and for products manufactured with steel, has increased dramatically due to increased worldwide demand. Although prices have moderated, they remain high by historical standards. This factor has affected the Company's operations through delays in scheduled deliveries of new equipment and price quotations that were only valid for a limited period of time. If this factor continues, it is possible that the cost of the Company's new equipment will increase which would result in higher capital expenditures and depreciation expense. RPC may not be able to recover such increased costs through price increases to its customers, thereby reducing the Company's future profits.

RPC, INC. AND SUBSIDIARIES

During the third quarter of 2005, Hurricanes Katrina and Rita caused delivery disruptions and very high price increases for certain materials and supplies used in the Company’s pressure pumping service line. The impact on the Company’s financial results during the third quarter from these price increases was immaterial. However, if these increased prices continue, the Company’s future financial results may be negatively impacted.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc. (“Chaparral”), RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship. A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004. During the nine months ended September 30, 2005, RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $449,000 compared to $408,000 for the comparable period in 2004.

RPC, INC. AND SUBSIDIARIES

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $670,000 for the nine months ended September 30, 2005 and $422,000 for the nine months ended September 30, 2004.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $53,000 for the nine months ended September 30, 2005 and $68,000 for the nine months ended September 30, 2004.

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

RPC, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the impact of inflation on the Company’s results, Hurricanes Katrina and Rita, the impact of efforts to rebuild the Gulf of Mexico region’s oil and gas infrastructure on the demand for our services, our ability to maintain a conservative, liquid balance sheet, our business strategy, plans and objectives, including the development of international growth opportunities, market risk exposure, adequacy of capital resources and funds, opportunity for growth and expansion, the anticipated relative impact of natural gas and oil prices on Company activity levels, the anticipated pension funding payments and capital expenditures, the impact of SFAS 151, SFAS 123R, SAB 107, SFAS 153, FSP 109-2, FIN 47 and SFAS 154, the effect of the three-for-two stock split on the appeal of the Company’s common stock, expectations as to future stock repurchases and payment of dividends, the anticipated amount of future earnout payments, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.

The words "may," "will," ""expect," "believe," "anticipate," "project," "estimate," "focus," "plan," and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward looking statements. Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, its other SEC filings and the following: the possibility of declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, and risks of international operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2005, cash and cash equivalents were primarily invested in overnight U.S. treasury bills and money market accounts which are highly liquid with maturities of three months or less. Management believes that we are not subject to material interest rate risk exposure on these investments, and during 2005, the Company has benefited from higher interest income as a result of an increase in interest rates. However, inherent in the Company’s investment philosophy is the possibility that lower interest rates could result in lower interest income from its short-term investments. This risk is managed through conservative policies to invest in high-quality obligations. During the third quarter of 2005 RPC repaid its debt with a variable interest rate and as of September 30, 2005 RPC is no longer exposed to any interest rate risk on debt. RPC did not experience any material changes in market risk exposures or how those risks are managed during the nine months ended September 30, 2005.

RPC, INC. AND SUBSIDIARIES

As of September 30, 2005, RPC had accounts receivable of approximately $98.9 million (net of an allowance for doubtful accounts of approximately $3.5 million). RPC is subject to a concentration of credit risk because most of the accounts receivable are due from companies in the oil and gas industry.

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

As of the end of the period covered by this report, September 30, 2005 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities and Affiliated Purchasers

Shares repurchased by the Company in the third quarter of 2005 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1
July 1, 2005 to July 31, 2005	10,785	(1)	$18.65	-	1,807,540

Month #2
August 1, 2005 to August 31, 2005	3,558	(1)	22.05	-	1,807,540

Month #3
September 1, 2005 to September 30, 2005	14,909	(2)	25.30	-	1,807,540

Totals	29,252		$22.45	-	1,807,540

(1)	All shares shown were tendered to the Company in connection with option exercises.
(2)	Includes 2,292 shares repurchased for taxes related to the release of performance restricted shares. The remaining shares shown were tendered to the Company in connection with option exercises.
(3)
The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 5,250,000 shares in the open market. During the third quarter of 2005, there were no purchases of shares on the open market. The program does not have a predetermined expiration date.

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

RPC, INC.

/s/ Richard A. Hubbell
Date: November 4, 2005	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 4, 2005	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)