Form 10-K
period 2005-12-31
RPC INC
filed 2006-03-13
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005
Commission File No. 1-8726

RPC, INC.

Delaware (State of Incorporation)	58-1550825 (I.R.S. Employer Identification No.)

2170 PIEDMONT ROAD, NE
ATLANTA, GEORGIA 30324
(404) 321-2140

Securities registered pursuant to Section 12(b) of the Act:

Title of each class COMMON STOCK, $0.10 PAR VALUE	Name of each exchange on which registered NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Larger accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $230,796,363 based on the closing price on the New York Stock Exchange on June 30, 2005 of $11.28 per share.
RPC, Inc. had 64,743,051 shares of Common Stock outstanding as of February 24, 2006.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include without limitation statements regarding continued demand for natural gas and increases in gas-directed drilling activity, our expectations regarding continued increases in drilling activity and demand for our services, our ability to obtain other customers in the event of a loss of our largest customers, the adequacy of our insurance coverage, our expectation for continued strong financial performance and increased revenues in 2006, anticipated cash requirements and capital expenditures for 2006, the adequacy of our capital resources, estimates made with respect to our critical accounting policies, the effect of new accounting standards, our future investments in higher yielding assets and increased spending in 2006, our ability to fund capital requirements, opportunities for higher growth in selected markets, our ability to obtain additional customers, and improvements in business and industry conditions.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. See “Risk Factors” contained in Item 1A. for a discussion of factors that may cause actual results to differ from our projections.

Item 1. Business

Organization

RPC is a Delaware corporation originally organized in 1984 as a holding company for several oilfield services companies and is headquartered in Atlanta, Georgia. Effective February 28, 2001, RPC completed the spin-off of its powerboat manufacturing business through a distribution of shares of Marine Products Corporation (“Marine Products”) (NYSE:MPX).

Overview

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and in selected international markets. The services and equipment provided include, among others, (1) pressure pumping services, (2) snubbing services (also referred to as hydraulic workover services), (3) coiled tubing services, (4) nitrogen services, (5) the rental of drill pipe and other specialized oilfield equipment, and (6) firefighting and well control. RPC acts as a holding company for its operating units, Cudd Pressure Control, Cudd Pumping Services, Patterson Rental and Fishing Tools, Bronco Oilfield Services (acquired in April 2003), Thru-Tubing Solutions, Well Control School, and others. As of December 31, 2005, RPC had approximately 1,600 employees.

Business Segments

RPC’s service lines have been aggregated into two reportable oil and gas services business segments, Technical Services and Support Services, because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels. The Other business segment aggregates information concerning RPC’s business units that do not qualify for separate segment reporting, including an interactive training software developer (until its sale in May 2005) and an overhead crane fabricator (until its sale in April 2004).

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or to address well control issues. This business segment consists primarily of pressure pumping, snubbing, coiled tubing, nitrogen, well control, down-hole tools, wireline, fluid pumping and casing installation services (until its sale in August 2005). The principal markets for this business segment include the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and international locations including primarily Africa, Canada, China, Latin America and the Middle East. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

Support Services include RPC’s oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, pipe inspection and storage services, work platform marine vessels (until its sale in October 2004) and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico, mid-continent and Rocky Mountain regions and international locations including primarily Canada, Latin America and the Middle East. Customers primarily include domestic operations of major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

Technical Services

The following is a description of the primary service lines conducted within the Technical Services business segment:

Pressure Pumping. Pressure pumping services, which accounted for approximately 37 percent of 2005 revenues, 31 percent of 2004 revenues and 29 percent of 2003 revenues, are provided to customers throughout the Gulf Coast and mid-continent regions of the United States and are generally utilized to initiate or enhance production in existing customer wells. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in the pressure pumping business include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

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

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for approximately 11 percent of 2005 revenues, 12 percent of 2004 revenues and 11 percent of 2003 revenues, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and down-hole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace down-hole equipment while maintaining pressure in the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing rig can perform many applications at a lower cost than other alternatives. Because this service involves a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relatively few operators who have the experience and knowledge required to perform such services safely and efficiently.

Coiled Tubing. Coiled tubing services, which accounted for approximately 10 percent of 2005 revenues, 11 percent of 2004 and 2003 revenues, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig.

Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig. There are several manufacturers of flexible steel pipe used in coiled tubing services, and the Company believes that its sources of supply are adequate.

Nitrogen. Nitrogen accounted for approximately eight percent of 2005 revenues and nine percent of 2004 and 2003 revenues. There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service line. In addition, nitrogen can be complementary to our snubbing and coiled tubing service lines, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service line as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer’s well.

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

The Company’s professional firefighting staff has more than 400 years of aggregate industry experience in responding to well fires and blowouts. This team of 17 experts responds to well control situations where hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred. In the most critical situations, there are explosive fires, the destruction of drilling and production facilities, substantial environmental damage and the loss of hundreds of thousands of dollars per day in well operators’ production revenue. Since these events ordinarily arise from equipment failures or human error, it is impossible to predict accurately the timing or scope of this work. Additionally, less critical events frequently occur in connection with the drilling of new wells in high-pressure reservoirs. In these situations, the Company is called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits.

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

Fishing. Fishing involves the use of specialized tools and procedures to retrieve lost equipment from a well. It is a service required by oil and gas operators who have lost equipment in a well. Oil and natural gas production from an affected well typically ceases until the lost equipment can be retrieved. In some cases, the Company creates customized tools to perform a fishing operation. The customized tools are maintained by the Company after the particular fishing job for future use if a similar need arises.

Support Services

The following is a description of the primary service lines conducted within the Support Services business segment:

Rental Tools. Rental tools accounted for approximately 10 percent of 2005 revenues, 11 percent of 2004 revenues and nine percent of 2003 revenues. The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular inventories with rental items instead of owning a complete inventory. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in the Gulf of Mexico, mid-continent region and Rocky Mountains.

Patterson Rental Tools offers a broad range of rental tools including:

Blowout Preventors	High Pressure Manifolds
Coflexip Hoses	Hydraulic Torque Wrenches
Drill Collars	Power Tongs
Drill Pipe	Pressure Control Equipment
Production Related Rental Tools	Test Pumps
Gravel Pack Equipment	Tubing
Handling Tools	Tubulars
Hevi-wate Pipe	Tubular Handling Tools

Pipe Inspection and Handling Services. Pipe inspection services involve the inspection and testing of the integrity of pipe used in oil and gas wells. These services are provided primarily at the Company’s inspection yards located on a water channel near Houston, Texas, and in Morgan City, Louisiana. Customers rely on tubular inspection services to avoid failure of in-service tubing, casing, flowlines, and drill pipe. Such tubular failures are expensive and, in some cases, catastrophic. Our facility in Houston, Texas is equipped with bulkhead waterfronts, large capacity cranes, specially designed forklifts and a computerized inventory system to serve a variety of storage and handling services for both oilfield and non-oilfield customers.

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

Refer to Note 12 in the Notes to the Consolidated Financial Statements for additional financial information on our business segments.

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

Due to aging oilfields and lower-cost sources of oil internationally, drilling activity in the U.S. has declined more than 67 percent from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992, 1999 (with April 1999 recording the lowest U.S. drilling rig count in the industry’s history) and again in 2002.

At the beginning of 2005, there were 1,242 domestic working drilling rigs, down four percent from the third quarter 2001 peak during that industry cycle. U.S. domestic drilling activity steadily rose during 2005 and peaked in the fourth quarter at a rig count of 1,491, which was 15 percent higher than the third quarter 2001 peak. At the end of 2005 the rig count was 1,471, an increase of over 18 percent compared to the beginning of 2005. The price of natural gas rose by 63 percent during 2005, and the price of oil rose by 34 percent. The increase in the domestic rig count was more highly correlated with the change in the price of natural gas, possibly due to the fact that the majority of U.S. drilling relates to natural gas rather than oil.

Gas drilling rigs have represented an increasing percentage of the total drilling rig count, and have represented at least 80 percent of the drilling rig count each year since 2001. In 2005, gas drilling rigs represented 86 percent of total drilling activity. Demand for natural gas is continuing to rise, primarily as a result of increased emphasis on gas-fired power generation. Also, unlike oil, foreign imports of natural gas do not compete with domestic production. This lack of foreign competition tends to keep prices high. Based on current demand levels for natural gas as well as the high oil and gas well depletion rates experienced over the past several years, it is anticipated that gas-directed drilling will represent at least 80 percent of the total drilling rig count in the foreseeable future. The demand for RPC’s services is driven more by gas-directed drilling than oil-directed drilling, because our services are more applicable to deeper, higher pressure wells, which tend to be the wells that produce natural gas.

Thus, in North America the demand for our services and products associated with natural gas development is currently more robust than demand related to oil drilling. Drilling activity and demand for our services have continued to increase and are expected to continue increasing with domestic economic improvements.

International. RPC has historically operated in several countries outside of the United States, although international revenues have never accounted for more than 10 percent of total revenues. Over the past several years, RPC has increased its focus on developing international opportunities. As a result of this focus, international revenues in most of our locations increased during 2005, and at the end of the year we began a new operation in Turkmenistan. However, overall international revenues declined by approximately 10 percent in 2005 compared to the prior year, due to a large decline in revenues from our operation in Kuwait. During 2005, RPC performed snubbing work in Cameroon, China, Gabon and Kuwait, among other countries. We also provided rental tools, well control services, downhole motors, fishing tool services and oilfield training to customers located in Algeria, Angola, Argentina, Australia, Bahrain, Bolivia, Canada, Chile, China, Ecuador, Equatorial Guinea, India, Indonesia, Mexico, Peru, Qatar, the United Kingdom and Venezuela. We continue to focus on the development of international opportunities in these and other markets.

RPC provides services to its international customers through branch locations or wholly-owned foreign subsidiaries. The international market is prone to political uncertainties, including the risk of civil unrest and conflicts. However, due to the significant investment requirement and complexity of international projects, customers’ drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing, and therefore tend to be more stable than most U.S. domestic operations. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent oil and gas producer in the U.S. Predicting the timing and duration of contract work is not possible. Pursuing selective international opportunities for revenue growth continues to be a strong emphasis for RPC. Refer to Note 12 in the Notes to Consolidated Financial Statements for further information on our international operations.

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

RPC seeks to expand its service capabilities through a combination of internal growth, acquisitions, joint ventures and strategic alliances. Because of the fragmented nature of the oil and gas services industry, RPC believes a number of attractive acquisition opportunities exist. Although current price expectation reduce the near-term possibility of completing a transaction, we believe we generate better returns growing organically in service lines and geographic locations in which we have experience and presence.

Customers

Demand for RPC’s services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies. During 2005, RPC provided oilfield services to several hundred customers, none of which accounted for more than 10 percent of consolidated revenues. While the loss of certain of RPC’s largest customers could have a material adverse effect on Company revenues and operating results in the near term, management believes RPC would be able to obtain other customers for its services in the event of a loss of any of its largest customers. Sales are generated by RPC’s sales force and through referrals from existing customers. With the exception of certain international customers, there are no long-term written contracts for services or equipment. Due to the short lead time between ordering services or equipment and providing services or delivering equipment, there is no significant sales backlog in most of our service lines.

Competition

RPC operates in highly competitive areas of the oilfield services industry. Our products and services are sold in highly competitive markets, and its revenues and earnings are affected by changes in prices for our services, fluctuations in the level of customer activity in major markets, general economic conditions and governmental regulation. RPC competes with many large and small oilfield industry competitors, including the largest integrated oilfield services companies. RPC believes that the principal competitive factors in the market areas that it serves are product and service quality and availability, reputation for safety and technical proficiency, and price.

The oil and gas services industry includes a small number of dominant global competitors including, among others, Halliburton Energy Services Group, a division of Halliburton Company, and Schlumberger Ltd., and a significant number of locally oriented businesses.

Facilities/Equipment

RPC’s equipment consists primarily of oil and gas services equipment used either in servicing customer wells or provided on a rental basis for customer use. Substantially all of this equipment is Company owned and unencumbered. RPC purchases oilfield service equipment from a limited number of manufacturers. These manufacturers of our oilfield service equipment may not be able to meet our requests for timely delivery during periods of high demand which may result in delayed deliveries of equipment and higher prices for equipment.

RPC both owns and leases regional and district facilities from which its oilfield services are provided to land-based and offshore customers. RPC’s principal executive offices in Atlanta, Georgia are leased. The Company has two primary administrative buildings, one in Houston, Texas that includes the Company’s operations, sales and marketing headquarters, and one in Houma, Louisiana that includes certain administrative functions. RPC believes that its facilities are adequate for its current operations but as the business continues to grow, we are evaluating the need for additional facilities. For additional information with respect to RPC’s lease commitments, see Note 9 of the Notes to Consolidated Financial Statements.

Governmental Regulation

RPC’s business is affected by state, federal and foreign laws and other regulations relating to the oil and gas industry, as well as laws and regulations relating to worker safety and environmental protection. RPC cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on it, its businesses or financial condition.

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

1A. Risk Factors

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

Historically, a rise in the prices of oil and natural gas has led to an immediate increase in our customers’ drilling and production activities as measured by the domestic rig count. However, this relationship has not been as strong in the recent past as it was historically, due in part to limited drilling rig capacity in the United States. For example, during 2005 the price of natural gas rose by 63 percent and the price of oil rose by 34 percent, but the drilling rig count only rose by 18 percent. If this correlation is weak in the future, then it is possible that increases in the prices of oil and natural gas will not lead to an increase in our customers’ activities, and our future operating results could be negatively impacted.

We may be unable to compete in the highly competitive oil and gas industry in the future.

We operate in highly competitive areas of the oilfield services industry. The products and services in our industry segments are sold in highly competitive markets, and our revenues and earnings may be affected by the following factors: changes in competitive prices, fluctuations in the level of activity in major markets, general economic conditions, and governmental regulation. We compete with the oil and gas industry’s many large and small industry competitors, including the largest integrated oilfield service providers. We believe that the principal competitive factors in the market areas that we serve are product and service quality and availability, reputation for safety, technical proficiency and price. Although we believe that our reputation for safety and quality service is good, we cannot assure you that we will be able to maintain our competitive position.

We may be unable to identify or complete acquisitions.

Acquisitions have been and will continue to be a key element of our business strategy. We cannot assure you that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. We may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. The issuance of additional equity securities could result in significant dilution to our stockholders. We cannot assure you that we will be able to integrate successfully the operations and assets of any acquired business with our own business. Any inability on our part to integrate and manage the growth from acquired businesses could have a material adverse effect on our results of operations and financial condition.

Our operations are affected by adverse weather conditions.

Our operations are directly affected by the weather conditions in several domestic regions, including the Gulf of Mexico, the Gulf Coast, the mid-continent and the Rocky Mountains. Hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast during certain times of the year may also affect our operations, and severe hurricanes such as those that occurred in 2005 may affect our customers’ activities for a period of several years. While the impact of these storms may increase the need for certain of our services over a longer period of time, such storms can also decrease our customers’ activities immediately after they occur. Such hurricanes may also affect the prices of oil and natural gas by disrupting supplies in the short term, which may increase demand for our services in geographic areas not damaged by the storms. Prolonged rain or snow in our mid-continent locations may temporarily prevent our crews and equipment from reaching customer work sites. Due to seasonal differences in weather patterns, our crews may operate more days in some periods than others. Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions.

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

Substantially all of our customers operate in the energy industry. This concentration of customers in one industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables.

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

The Company has elected the “Controlled Corporation” exemption under Rule 303A of the New York Stock Exchange (“NYSE”) Company Guide. The Company is a “Controlled Corporation” because a group that includes the

Company’s Chairman of the Board, R. Randall Rollins and his brother, Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power. As a “Controlled Corporation,” the Company need not comply with certain NYSE rules including those requiring a majority of independent directors.

RPC’s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 66 percent of RPC’s outstanding shares of common stock. As a result, these stockholders effectively control the operations of RPC, including the election of directors and approval of significant corporate transactions such as acquisitions and other matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over the Company at a premium.

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

Provisions in RPC’s Certificate of Incorporation and Bylaws may inhibit a takeover of RPC.

RPC’s certificate of incorporation, bylaws and other documents contain provisions including advance notice requirements for shareholder proposals and staggered terms of office for the Board of Directors. These provisions may make a tender offer, change in control or takeover attempt that is opposed by RPC’s Board of Directors more difficult or expensive.

Some of our equipment and several types of materials used in providing our services are available from a limited number of suppliers.

There are a limited number of suppliers for certain materials used in pressure pumping services, our largest service line. While these materials are generally available, supply disruptions can occur due to factors beyond our control. We purchase equipment provided by a limited number of manufacturers who specialize in oilfield service equipment. During periods of high demand, these manufacturers may not be able to meet our requests for timely delivery, resulting in delayed deliveries of equipment and higher prices for equipment. Such disruptions, delayed deliveries, and higher prices can limit our ability to provide services, or increase the costs of providing services, thus reducing our revenues and profits.

If the market conditions for our services remain strong, we may decide to seek outside financing to accomplish our growth strategy, and outside financing may not be available to us.

Our business requires a great deal of capital in order to maintain our equipment and increase our fleet of equipment to expand our operations. Historically, we have funded this growth through cash provided by operating activities, and a credit line provided by a bank. In the future, however, we may need to raise additional funds through public debt or equity financings to maintain our equipment and continue our growth. Such additional financing sources may not be available when we need them, or may not be available on favorable terms. If we fund our growth through the issuance of public equity, the holdings of shareholders will be diluted. If capital generated either by cash provided by operating activities or outside financing is not available or sufficient for our needs, we may be unable to maintain our equipment, expand our fleet of equipment, or take advantage of other potentially profitable business opportunities, which could reduce our future revenues and profits.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

RPC owns or leases approximately 75 offices and operating facilities. The Company leases approximately 7,800 square feet of office space in Atlanta, Georgia that serves as its headquarters, a portion of which is allocated and charged to Marine Products Corporation. See “Related Party Transactions” contained in Item 7. The lease agreement on the headquarters is effective through May 2007. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs although as our business continues to grow we are evaluating the need for additional facilities. Descriptions of the major facilities used in our operations are as follows:

Owned Locations

Houma, Louisiana — Administrative office

Houston, Texas — Pipe storage terminal and inspection sheds

Houston, Texas — Operations, sales and administrative office

Morgan City, Louisiana — Pipe cleaning facility

Elk City, Oklahoma — Operations, sales and equipment storage yards

Rock Springs, Wyoming — Operations, sales and equipment storage yards

Leased Locations

Seminole, Oklahoma — Pumping services facility

Elk City, Oklahoma — Operations, sales and equipment storage yards

Kilgore, Texas — Pumping services facility

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

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

Name and Office with Registrant	Age	Date First Elected to Present Office

R. Randall Rollins (1)	74	1/24/84
Chairman of the Board
Richard A. Hubbell (2)	61	4/22/03
President and Chief Executive Officer
Linda H. Graham (3)	69	1/27/87
Vice President and Secretary
Ben M. Palmer (4)	45	7/8/96
Vice President, Chief Financial Officer and Treasurer

(1)
R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. At the time of the spin-off of RPC from Rollins, in 1984, Mr. Rollins was elected Chairman of the Board and Chief Executive Officer of RPC. He remains Chairman of RPC and stepped down as the Chief Executive Officer effective April 22, 2003. He has served as Chairman of the Board of Marine Products Corporation (boat manufacturing) since it was spun-off in February 2001 and Chairman of the Board of Rollins, Inc. since October 1991. He is also a director of Dover Downs Gaming and Entertainment, Inc. and Dover Motorsports, Inc. and, until April 2004, he served as a director of SunTrust Banks, Inc. and SunTrust Banks of Georgia.

(2)
Richard A. Hubbell has been the President of RPC since 1987 and Chief Executive Officer since April 22, 2003. He has also been the President and Chief Executive Officer of Marine Products Corporation since it was spun-off in February 2001. Mr. Hubbell serves on the Board of Directors for both of these companies.

(3)
Linda H. Graham has been the Vice President and Secretary of RPC since 1987. She has also been the Vice President and Secretary of Marine Products Corporation since it was spun-off in February 2001. Ms. Graham serves on the Board of Directors for both of these companies.

(4)
Ben M. Palmer has been the Vice President, Chief Financial Officer and Treasurer of RPC since 1996. He has also been the Vice President, Chief Financial Officer and Treasurer of Marine Products Corporation since it was spun-off in February 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES. At February 24, 2006, there were 64,743,051 shares of common stock outstanding and approximately 6,500 holders of record of common stock. The following table sets forth the high and low prices of RPC’s common stock for each quarter in the years ended December 31, 2005 and 2004:

	2005			2004
Quarter	High	Low	Dividends	High	Low	Dividends
First	$13.36	$9.33	$0.027	$5.45	$4.70	$0.013
Second	11.65	8.77	0.027	7.10	4.78	0.013
Third	17.58	11.10	0.027	7.98	6.07	0.013
Fourth	26.88	14.03	0.027	12.60	7.69	0.013

On January 24, 2006 the Board of Directors approved an increase in the quarterly cash dividend per common share, from $0.027 to $0.05, payable March 10, 2006 to stockholders of record at the close of business February 10, 2006. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

Shares repurchased in the fourth quarter of 2005 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
October 1, 2005 to October 31, 2005	1,772	(1)	$ 15.15	-	2,711,310

Month #2
November 1, 2005 to November 30, 2005	11,208	(1)	20.52	-	2,711,310

Month #3
December 1, 2005 to December 31, 2005	1,674	(1)	27.46	-	2,711,310
Totals	14,654		$ 20.67	-	2,711,310

(1)	All shares shown were tendered to the Company in connection with employee stock option exercises.

The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 7,875,000 shares in the open market. During the fourth quarter of 2005, there were no open market purchases of the Company’s shares. Currently the program does not have a predetermined expiration date.

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

STATEMENT OF OPERATIONS DATA:

Years Ended December 31,	2005	2004	2003	2002	2001
	(in thousands, except employee and per share amounts)
Revenues	$427,643	$339,792	$270,527	$209,030	$284,521
Cost of services rendered and goods sold	227,492	193,659	168,766	143,362	168,152
Selling, general and administrative expenses	75,478	65,871	52,268	44,852	52,873
Depreciation and amortization	39,129	34,473	33,094	31,242	25,434
Gain on disposition of assets, net (a)	(12,169)	(5,551)	(36)	(1,597)	(1,065)
Operating profit (loss)	97,713	51,340	16,435	(8,829)	39,127
Interest income (expense), net	950	(68)	(153)	(74)	(65)
Other income, net	2,077	1,931	1,288	749	2,061
Income (loss) from continuing operations before income taxes	100,740	53,203	17,570	(8,154)	41,123
Income tax provision (benefit) (b)	34,256	18,430	6,677	(2,894)	15,627
Income (loss) from continuing operations	66,484	34,773	10,893	(5,260)	25,496
Income from discontinued operation, net of income taxes	—	—	—	—	1,486
Net income (loss) (b)	$66,484	$34,773	$10,893	$(5,260)	$26,982
Earnings (loss) per share — basic:
Income (loss) from continuing operations	1.05	0.55	0.17	(0.08)	0.41
Income from discontinued operation	—	—	—	—	0.02
Net income (loss)	$1.05	$0.55	$0.17	$(0.08)	$0.43
Earnings (loss) per share — diluted:
Income (loss) from continuing operations	1.01	0.53	0.17	(0.08)	0.40
Income from discontinued operation	—	—	—	—	0.02
Net income (loss)	$1.01	$0.53	$0.17	$(0.08)	$0.42
Dividends paid per share	$0.11	$0.05	$0.04	$0.04	$0.05
OTHER DATA:
Operating margin percent	22.8%	15.1%	6.1%	(4.2%)	13.8%
Net cash provided by continuing operations	$66,362	$50,374	$50,631	$27,556	$55,938
Net cash used for investing activities	(62,415)	(37,215)	(34,670)	(21,831)	(46,357)
Net cash used for financing activities	(20,774)	(5,825)	(5,192)	(4,927)	(4,283)
Depreciation and amortization (c)	39,129	34,500	33,182	31,342	25,536
Capital expenditures	$72,808	$49,869	$30,356	$22,481	$45,850
Employees at end of period	1,649	1,596	1,529	1,419	1,533
BALANCE SHEET DATA AT END OF YEAR:
Accounts receivable, net	$107,428	$75,793	$53,719	$40,168	$46,928
Working capital	92,888	77,509	63,226	52,646	42,513
Property, plant and equipment, net	141,218	114,222	109,163	105,338	115,046
Total assets	311,785	262,942	226,864	195,954	202,402
Current portion of long-term debt (d)	—	2,700	1,110	552	1,390
Long-term debt (d)	—	2,100	4,800	2,410	2,937
Total stockholders’ equity	$232,501	$181,423	$151,106	$145,081	$156,436

(a)
Gain on disposition of assets, net in 2005 includes a $10.7 million pre-tax gain ($0.11 after tax per diluted share) on the sale of certain assets during third quarter of 2005. In 2004 the gain on disposition, net includes a $3.3 million pre-tax gain ($0.03 after tax per diluted share) on the sale of certain operating assets during the fourth quarter of 2004.

(b)
During the fourth quarter of 2005, the income tax provision and net income reflect the receipt of tax refunds of $3.5 million related to the successful resolution of certain tax matters, which had a positive impact of $0.05 after tax per diluted share.

(c)
Prior to the sale of our overhead crane fabricator in April 2004, depreciation and amortization differed from depreciation and amortization presented in the statements of operations.  This difference is due to depreciation related to the manufacturing of goods which was included in cost of services rendered and goods sold.

(d)	In February 2005, the Company prepaid a $2.8 million promissory note. The remaining balance was paid in full upon maturity of a promissory note in July 2005.

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

Our key business and financial strategies are:

-	To focus our management resources on and invest our capital in equipment and geographic markets that we believe will earn high returns on capital, and maintain an appropriate capital structure.

-	To maintain a flexible cost structure that can respond quickly to volatile industry conditions and business activity levels.

-	To deliver equipment and services to our customers safely.

-
To maximize shareholder return by optimizing the balance between cash invested in the Company’s productive assets, the payment of dividends to shareholders, and the repurchase of our common stock on the open market.

-	To align the interests of our management and shareholders.

In assessing the outcomes of these strategies and RPC’s financial condition and operating performance, management generally reviews periodic forecast data, monthly actual results, and other similar information. We also consider trends related to certain key financial data, including revenues, utilization of our equipment and personnel, pricing for our services and equipment, profit margins, selling, general and administrative expenses, cash flows and the return on our invested capital. We continuously monitor factors that impact the level of current and expected customer activity levels, such as the price of oil and natural gas, changes in pricing for our services and equipment and utilization of our equipment and personnel. Our financial results are affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities.

Current industry conditions include historically high, volatile natural gas prices, historically high, rising oil prices, and a steadily increasing domestic rig count. During 2005, the price of natural gas increased dramatically at the end of the third quarter as a result of the severe hurricanes in the Gulf of Mexico, which significantly disrupted U.S. natural gas production. The price of oil increased steadily during the year, due to increased worldwide demand and concerns about supply disruption in many of the world’s oil-producing regions. The rig count increased as well, but current and future increases are constrained by the available supply of domestic drilling rigs. These trends in 2005 resulted in increased utilization of our equipment and personnel followed by increased pricing for the Company’s services and equipment. Improved results have also allowed us to make higher capital expenditures, which has led to an increase in capacity for providing services to our customers.

The results of our strategies are reflected in our 2005 financial and operational performance. We generated record revenues and profitability in 2005 because of better industry conditions, increased capacity, improved pricing and growth in the utilization of our personnel and equipment. Revenues in 2005 of $427.6 million increased 25.9 percent compared to the prior year. The growth in revenues resulted primarily from increased capacity due to our expenditures for new equipment and maintenance on existing equipment, improved pricing for our equipment and services, and increased utilization consistent with higher customer activity levels. The increase in prices is partially attributable to the issuance of new price books during the third quarter of 2005. International revenues declined by 9.8 percent in 2005 compared to the prior year. Although international revenues increased in most of our locations due to our focus on developing international opportunities, these increases were offset by a large decline in revenues from our operation in Kuwait. This decline was due to the sporadic nature of our work in that country as well as other customer-imposed delays. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration. Based on current industry conditions and trends during 2006 and our planned capital expenditures, we expect consolidated revenues for 2006 to increase compared to 2005, although the volatility in our industry makes accurate near-term forecasts unreliable.

In the third quarter we sold certain assets of the Company’s hammer, casing, laydown and casing torque-turn service lines generating proceeds of approximately $15.7 million and a pre-tax gain of approximately $10.7 million. This sale resulted in an after tax gain of approximately $7.1 million or $0.11 diluted earnings per share. Income before income taxes was $100.7 million in 2005 compared to $53.2 million in the prior year. The effective tax rate for 2005 was 34.0 percent compared to 34.6 percent in the prior year. The effective tax rates reflect tax benefits of 3.5 percent in 2005 related to income tax refunds and 3.2 percent in 2004 primarily related to adjustments for foreign tax credit carryovers and liabilities. Diluted earnings per share increased to $1.01 in 2005 compared to $0.53 for the prior year. Cash flows from operating activities were $66.4 million in 2005 compared to $50.4 million in the prior year, and cash and cash equivalents were $12.8 million at December 31, 2005, a decrease of $16.8 million compared to December 31, 2004. This decrease in cash and cash equivalents occurred despite improved operating results and higher proceeds from the sale of assets, primarily due to increased capital expenditures and increased share repurchases. As of December 31, 2005, we had no long-term debt.

Cost of services rendered and goods sold as a percentage of revenues decreased approximately 3.8 percentage points in 2005 compared to 2004. This improvement was due to higher equipment and personnel utilization, improved pricing and the leverage of our fixed costs over higher revenues.

Selling, general and administrative expenses as a percentage of revenues decreased by 1.7 percentage points to 17.7 percent, which was due primarily to the leverage of these costs over higher revenues. The costs increased due to additions to field administrative personnel consistent with higher activity levels, and costs to implement additional information technology to support operational efficiencies at higher activity levels.

Consistent with our strategy to selectively grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $72.8 million in 2005. Although we currently expect capital expenditures to be approximately $100 million during 2006, the total amount of 2006 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities and the ultimate delivery dates for equipment on order. We expect these expenditures to be primarily directed toward our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools.

On October 25, 2005, RPC’s Board of Directors declared a three-for-two stock split of the Company’s common shares. The additional shares were distributed on December 12, 2005, to shareholders of record on November 11, 2005. All share, earnings per share, and dividends per share data presented throughout this document including the accompanying financial statements and management’s discussion and analysis have been adjusted to reflect this stock split.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, has been stable or gradually increasing since the second quarter of 2002, and the overall domestic rig count during the first two months of 2006 is approximately 19 percent higher than in the comparable period in 2005. The price of oil has risen by approximately 32 percent and the price of natural gas has risen by approximately 27 percent during the first two months of 2006 as well. While the overall drilling rig count has increased, drilling activity in the Gulf of Mexico has steadily declined since the third quarter of 2001, which is unfavorable because of the Company’s historical presence in this geographic market. At the beginning of March, 2006 the Gulf of Mexico rig count was approximately 11 percent lower than in the comparable period in 2005, and much of this decline is attributable to the damage caused by the hurricanes in the third quarter of 2005. The Company has responded to the sustained increase in overall industry activity by making investments in our geographic market areas where we currently operate, but we have emphasized the more robust domestic markets and have made only selective investments in the Gulf of Mexico market. In spite of the current robust industry conditions, the Company understands that factors influencing the industry are unpredictable. Our response to the industry’s potential uncertainty is to maintain sufficient liquidity to withstand periodic industry downturns, and a balanced capital structure that allows us to expand during periods of industry expansion.

Results of Operations

Years Ended December 31,	2005	2004	2003
Consolidated revenues	$427,643	$339,792	$270,527
Revenues by business segment:
Technical	$363,139	$279,070	$216,321
Support	64,487	56,917	43,909
Other	17	3,805	10,297

Consolidated operating profit	$97,713	$51,340	$16,435
Operating profit by business segment:
Technical	$84,048	$47,027	$22,433
Support	11,990	8,287	2,641
Other	(273)	(975)	(1,355)
Corporate expenses	(10,221)	(8,550)	(7,320)
Gain on disposition of assets, net	12,169	5,551	36

Net income	$66,484	$34,773	$10,893
Earnings per share — diluted	$1.01	$0.53	$0.17
Percentage of cost of services rendered and goods sold to revenues	53%	57%	62%
Percentage of selling, general and administrative expenses to revenues	18%	19%	19%
Percentage of depreciation and amortization expense to revenues	9%	10%	12%
Effective income tax rate	34.0%	34.6%	38.0%
Average U.S. domestic rig count	1,383	1,190	1,029
Average natural gas price (per thousand cubic feet (mcf))	$8.86	$5.88	$5.41
Average oil price (per barrel)	$56.61	$41.35	$31.23

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Revenues. Revenues for 2005 increased $88 million or 25.9 percent compared to 2004. The Technical Services segment revenues for 2005 increased 30.1 percent from the prior year due primarily to increases in capacity driven by higher capital expenditures, improved utilization, and increased pricing driven by higher customer demand for our services. This increase was partially offset by the disposal of our casing installation services in the third quarter of 2005. The Support Services segment revenues for 2005 increased 13.3 percent from the prior year as a result of higher capacity, equipment utilization and increased pricing in rental tools, which is the largest service line within this segment. The growth in this segment was lower than the change in the domestic rig count and in Technical Services due to this segment’s exposure to the Gulf of Mexico, a region in which activity has been very weak since the hurricanes in the third quarter of 2005. In addition, these increases were also offset by the lack of revenues for 2005 from our marine liftboat division, which was sold in the fourth quarter of 2004. The marine liftboat division generated revenues of $3.3 million in 2004.

Domestic revenues increased during 2005 due to increased customer demand for our services, which we were able to meet with increases in capacity, utilization and improved pricing as a result of new price books issued during the third quarter of 2005. The average domestic rig count during 2005 was 16 percent higher than the same period in 2004. In addition, the average price of natural gas increased by approximately 51 percent and the average price of oil increased by approximately 37 percent during 2005 compared to the prior year. This increase in oil and gas prices and the resulting increase in drilling activity had a positive impact on our financial results. These increases were partially offset by continued weakness in the Gulf of Mexico market, which was especially weak in the third and fourth quarters as a result of the hurricanes that occurred in the third quarter. Foreign revenues decreased from $15.9 million in 2004 to $14.3 million in 2005 due to a large decline in our Kuwait operation. This decline was due to the sporadic nature of the contract as well as customer-imposed delays. This decline was offset by increases in almost all of our other international locations as well as the inception of a new contract in Turkmenistan. These increases were due to our increased focus on international business and our business development efforts.

Cost of services rendered and goods sold. Costs of services rendered and goods sold in 2005 was $227.5 million compared to $193.7 million in 2004, an increase of $33.8 million or 17.5 percent. The increase in these costs was due to the variable nature of many of these expenses, including compensation, materials and supplies, maintenance and repair, and fuel costs and the increase in the price of fuel. Cost of services rendered and goods sold, as a percent of revenues, decreased to 53.2 percent in 2005 from 57.0 percent in 2004 as a result of higher utilization of personnel and operating equipment, improved pricing, and the leveraging of fixed costs over higher revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 14.6 percent to $75.5 million in 2005 compared to $65.9 million in 2004, however as a percentage of revenues, decreased 1.7 percentage points to 17.7 percent. The increase was primarily due to higher employment costs associated with additions to field administrative personnel to handle higher business activity levels and costs to implement additional information technology to support operational efficiencies.

Depreciation and amortization. Depreciation and amortization were $39.1 million in 2005, an increase of $4.6 million or 13.5 percent compared to $34.5 million in 2004. This increase in depreciation and amortization resulted from various capital expenditures made during recent quarters within Support Services and Technical Services. A larger percentage of the increase in depreciation and amortization was due to capital expenditures made in the Support Service segment than the Technical Service segment, despite its smaller relative revenues and total assets, because of investments made in the rental tools service line, the largest service line within Support Services, and a new Support Services operational facility that was constructed in 2005.

Gain on disposition of assets, net. Gain on the disposition of assets, net increased primarily due to the sale of certain assets of the hammer, casing, laydown and casing torque-turn service lines for net proceeds of $15.7 million which generated a pre-tax gain of $10.7 million, or $0.11 after tax gain per diluted share. The gain on disposition of assets in 2004 was due primarily to the pre-tax gain of $3.3 million on the sale of the domestic liftboat fleet which occurred during the fourth quarter of 2004. The remaining gain on disposition of assets, net in 2005 and 2004 also includes gains or losses related to various real property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net in 2005 of $2.1 million primarily includes proceeds of approximately $1.3 million from a litigation settlement in the first quarter of 2005. The remaining other income, net in 2005 and 2004 also includes gains from various other legal and insurance claims.

Interest income (expense), net. Net interest income was $950 thousand in 2005 compared to net interest expense of $68 thousand in 2004. The increase in net interest income resulted primarily from the reduction in outstanding debt through annual principal payments made during 2004 and 2005, and $412 thousand of interest income related to income tax refunds received during the fourth quarter of 2005.

Income tax provision. The effective tax rate was 34.0 percent in 2005 and 34.6 percent in 2004. Adjustments of $3.5 million in 2005 resulted in an income tax benefit of 3.4 percent related to income tax refunds received primarily during the fourth quarter of 2005. Adjustments of $1.1 million in 2004 resulted in an income tax benefit of 3.2 percent primarily related to the recognition of previously reserved foreign tax credit carryovers and an adjustment to the liability for foreign taxes.

Net income and diluted earnings per share. Net income for 2005 was $66.5 million, or $1.01 earnings per diluted share. This included a $7.1 million after tax gain, or $0.11 per diluted share, related to the sale of the operating and intangible assets of the hammer, casing, laydown and casing torque-turn service lines. Net income for 2004 was $34.8 million or $0.53 earnings per diluted share, and included a pre-tax gain of $3.3 million related to the sale of the domestic liftboat fleet.

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Revenues. Revenues for 2004 increased 25.6 percent compared to 2003. Domestic revenues increased due to higher customer drilling and production enhancement activity. Our growth in revenues was higher than the domestic rig count growth, principally because of the effect of increased international revenues, of an acquisition closed during 2003, and of our fishing tool service line which began operations in 2004. These increases were partially offset by continued weakness in the Gulf of Mexico market, exacerbated by the hurricanes in the area during the third quarter 2004, heavy rains during the fourth quarter impacting mid-continent operations, and the sale of one of our non-oilfield businesses during the second quarter of 2004.

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

The Technical Services segment revenues for 2004 increased 29.0 percent due primarily to increased customer activity levels and demand for our services, additional equipment capacity, higher pricing levels in most of our service lines and a shift in the mix of pressure pumping work towards higher revenue generating jobs. The Support Services segment revenues for 2004 increased 29.6 percent as a result of higher equipment utilization, additional capacity and slightly higher pricing in rental tools, which is the largest service line within this segment, partially offset by lower utilization and reduced pricing for the marine liftboats.

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

Gain on disposition of assets, net. In the fourth quarter of 2004, we sold the Company’s domestic liftboat fleet which generated a pre-tax gain of $3.3 million. This transaction generated proceeds of approximately $10 million. Gain on disposition of assets, net also includes gains in 2004 and 2003 related to miscellaneous real property dispositions and sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $1.9 million in 2004 and $1.3 million in 2003 and primarily includes gains from various legal and insurance claim settlements.

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

Net income and diluted earnings per share. Net income for 2004 was $34.8 million, or $0.53 earnings per diluted share. This included the $2.2 million after tax gain, or $0.03 per diluted share, related to the sale of the liftboats and $1.1 million, or $0.02 per diluted share, related to the tax provision adjustments. Net income for 2003 was $10.9 million or $0.17 earnings per diluted share.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $12.8 million as of December 31, 2005, $29.6 million as of December 31, 2004 and $22.3 million as of December 31, 2003.

The following table sets forth the historical cash flows for the year ended December 31:
	(in thousands)
	2005	2004	2003
Net cash provided by operating activities	$66,362	$50,374	$50,631
Net cash used for investing activities	(62,415)	(37,215)	(34,670)
Net cash used for financing activities	(20,774)	(5,825)	(5,192)

2005

Cash provided by operating activities was $66.4 million compared to $50.4 million in 2004. The large improvement in operating results and increased gains on sale of assets was partially offset by higher working capital requirements and a lower cash contribution to the defined benefit pension plan in 2005 compared to 2004. Increased business activity levels and revenues resulted in increased accounts receivable and inventories which was partially offset by higher accounts payable. Also, the company received income tax refunds of $3.5 million in 2005 that did not occur in 2004.

Cash used for investing activities in 2005 increased by $25.2 million compared to 2004, primarily as a result of an increase in capital expenditures to increase capacity and maintain our existing equipment and an increase of $5.5 million in 2005 compared to 2004 in earnout payments for acquisitions. These increases were partially offset by higher proceeds from the sale of assets.

Cash used for financing activities in 2005 increased by $14.9 million compared to 2004, due to increased cost of open market share repurchases of Company common stock, a 100 percent increase in dividends paid to common shareholders, and principal repayments totaling $4.8 million during the first and third quarters of 2005.

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

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2005, remains strong. We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, and cash expected to be generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months. The portion of the credit facility that is not currently available supports letters of credit relating to self-insurance programs or contract bids.

Subsequent to year-end, the Company sought and received an increase in its available credit facility from $25 million to $50 million with a financial institution. As of December 31, 2005, $15.9 million of our facility was allocated to letters of credit supporting self-insurance programs or performance bonds. For additional information with respect to RPC’s credit facility, see Note 7 of the Notes to Consolidated Financial Statements.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position, availability of credit facilities, and the expected amount of cash to be provided by operations. We believe our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels.

Cash Requirements

Capital expenditures were $72.8 million in 2005, and we currently expect capital expenditures to be approximately $100 million in 2006. We expect these expenditures to be primarily directed towards revenue-producing equipment in our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools. The actual amount of 2006 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the first quarter of 2005, the Company contributed $1.6 million to the pension plan. We expect that additional contributions to the defined benefit pension plan of approximately $1.1 million will be required in 2006 to achieve the Company’s funding objective.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 7,875,000 shares. The Company expects to continue repurchasing outstanding common shares periodically based on market conditions and our capital allocation strategies. The program does not have a predetermined expiration date.

On January 24, 2006 the Board of Directors approved an increase in the quarterly cash dividend per common share, from $0.027 to $0.05, payable March 10, 2006 to stockholders of record at the close of business February 10, 2006. Based on the shares outstanding on December 31, 2005, the aggregate annual dividends expected to be paid would be approximately $12.9 million in 2006. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

In accordance with the respective purchase agreements, earnout payments to sellers of two businesses previously acquired by the Company have been paid on an annual basis and were paid on an interim period ending during 2005. The Company made earnout payments of $4.6 million in April 2005 related to 2004 operating results. Final earnout payments of $2.4 million in the second quarter of 2005 and $1.9 million in the fourth quarter of 2005 were made to the sellers of acquired businesses based on the results for the interim period ended June 30, 2005. As of December 31, 2005, all earnout obligations under these purchase agreements have been recognized and paid.

Contractual Obligations

The Company’s obligations and commitments that require future payments include a bank demand note, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company’s significant contractual obligations as of December 31, 2005:

Contractual obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases (1)	6,644	2,221	3,512	529	382
Purchase obligations (2)	525	525	—	—	—
Other long-term liabilities (3)	5,912	5,912	—	—	—
Total contractual obligations	$13,081	$8,658	$3,512	$529	$382

(1)	Operating leases include agreements for various office locations, office equipment, and certain operating equipment.

(2)	As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs.

(3)
Includes expected cash payments for long-term liabilities reflected on the balance sheet where the timing of the payments are known. These amounts include primarily known pension plan funding obligations and incentive compensation. These amounts exclude pension obligations with uncertain funding requirements and deferred compensation liabilities.

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices. Due to the recent increases in activity in the domestic oilfield, the Company has experienced some upward wage pressures in the labor markets from which it hires employees. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also the price of steel, for both the commodity and for products manufactured with steel, has increased dramatically due to increased worldwide demand. Although prices have moderated, they remain high by historical standards. This factor has affected the Company’s operations through delays in scheduled deliveries of new equipment and price quotations that were only valid for a limited period of time. If this factor continues, it is possible that the cost of the Company’s new equipment will increase which would result in higher capital expenditures and depreciation expense. RPC may not be able to recover such increased costs through price increases to its customers, thereby reducing the Company’s future profits.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $616,000 in 2005, $546,000 in 2004 and $496,000 in 2003. The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

The Tax Sharing and Indemnification Agreement provides for, among other things, the treatment of income tax matters for periods through February 28, 2001, the date of the spin-off, and responsibility for any adjustments as a result of audits by any taxing authority. The general terms provide for the indemnification for any tax detriment incurred by one party caused by the other party’s action. In accordance with the agreement, RPC transferred approximately $19,000 in 2004 to Marine Products for tax settlements.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or shareholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $926,000 in 2005, $529,000 in 2004 and $1,058,000 in 2003. In addition, the overhead crane fabrication division of RPC (sold April 2004) recorded $171,000 in 2003 in revenues from the powerboat manufacturing segment that is now a subsidiary of Marine Products pursuant to the spin-off, related to the sale, installation and service of overhead cranes.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled to $71,000 in 2005, $76,000 in 2004 and $105,000 in 2003.

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

Allowance for doubtful accounts — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. In 2003, the Company recorded two large recoveries of previously charged off amounts. There were no large recoveries in 2005 and 2004.

We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

The estimated allowance for doubtful accounts is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region. In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables. Excluding the effect of the recoveries referred to above, the annual provisions for doubtful accounts have ranged from 0.06 percent to 0.40 percent of revenues over the last three years. Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2005 would have resulted in a change of approximately $0.6 million to the allowance for doubtful accounts and a corresponding change to selling, general and administrative expenses.

Income taxes — The effective income tax rates were 34.0 percent in 2005, 34.6 percent in 2004, and 38.0 percent in 2003. Our effective tax rates vary due to changes in estimates of our future taxable income, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments. As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Insurance expenses — The Company self insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability. The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims. The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims. As of December 31, 2005, the Company estimates the range of exposure to be from $8.6 million to $11.1 million. The Company has recorded liabilities at December 31, 2005 of approximately $9.9 million which represents management’s best estimate of probable loss.

Depreciable life of assets — RPC’s net property, plant and equipment at December 31, 2005 was $141.2 million representing 45.3 percent of the Company’s consolidated assets. Depreciation and amortization expenses for the year ended December 31, 2005 were $39.1 million, or 11.4 percent of total operating costs. Management judgment is required in the determination of the estimated useful lives used to calculate the annual and accumulated depreciation and amortization expense.

Property, plant and equipment are reported at cost less accumulated depreciation and amortization, which is generally provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors including historical experience with similar assets. Assets are monitored to ensure changes in asset lives, are identified and prospective depreciation and amortization expense is adjusted accordingly. We have not made changes to the estimated lives of assets resulting in a material impact in the last three years.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes the Moody’s Aa long-term corporate bond yield with a yield adjustment made for the longer duration of the Company’s obligations. A lower discount rate increases the present value of benefit obligations. The Company determined a discount rate of 5.50 percent as of December 31, 2005, compared to a discount rate of 5.75 percent in 2004 and 6.25 percent in 2003.

In 2005, the change in the minimum pension liability within accumulated other comprehensive loss decreased stockholders’ equity by $987 thousand after tax. Holding all other factors constant, a decrease in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an after tax increase of approximately $0.8 million in accumulated other comprehensive loss and an increase in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an after tax decrease of approximately $0.7 million in accumulated other comprehensive loss.

The Company recognized pre-tax pension expense of $1.1 million in 2005, $1.2 million in 2004, and $1.6 million in 2003. Pension expense is anticipated to increase slightly to approximately $1.3 million in 2006. Holding all other factors constant, a change in the expected long-term rate of return on plan assets by 0.50 percentage points would result in an increase or decrease in pension expense of approximately $0.11 million in 2006. Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an increase or decrease in pension expense of approximately $0.12 million in 2006.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company plans to adopt SFAS 151 in the first quarter of fiscal 2006, beginning on January 1, 2006. Adoption of SFAS 151 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods available are the modified prospective application and the modified retrospective application. Under the modified retrospective application, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective application requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective application would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. SFAS No. 123R states that the requirement is to adopt the provisions in the first interim or annual period beginning after June 15, 2005. However, the Securities and Exchange Commission (“SEC”) issued a new rule that allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s view regarding the valuation of shared-based payment arrangements for public companies. In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FAS 123R-3”). FAS 123R-3 provides for a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Companies may elect either the guidance in SFAS No. 123R or this alternative transition method up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to make this one time election.

The Company will implement the provisions of SFAS 123R in the first quarter of 2006 using the modified prospective method. As permitted by SFAS No. 123, the Company currently uses APB 25’s intrinsic value method and recognizes no compensation cost for employee stock options. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and will continue to use the Black-Scholes model for option valuation. The impact of SFAS 123R would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our audited financial statements, if we had adopted it earlier. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  The Company cannot estimate what those amounts will be in the future partly because the Company cannot predict the stock prices when i) the employees exercise non-qualified options or ii) the restricted stock vests.  Also, under the provision of FAS 123R, unearned compensation related to unvested restricted stock awards are not recorded. Accordingly, any remaining unearned compensation related to unvested restricted stock awards and the corresponding amount in paid-in capital will no longer be included in stockholders’ equity beginning January 1, 2006. Based on stock options and restricted stock granted to employees through December 31, 2005, the Company expects that the adoption of SFAS 123R on January 1, 2006, will reduce first quarter net income by approximately $170,000. See Note 10 for further information on the Company’s stock-based compensation plans. The cumulative amount of excess tax deductions related to share-based payment awards to employees computed in accordance with the provisions of SFAS 123R is approximately $660,000 as of December 31, 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. By focusing the exception on exchanges that lack commercial substance, SFAS 153 intends to produce financial reporting that more faithfully represents the economics of the transaction. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the provisions are to be applied prospectively. The Company has adopted the provisions of SFAS 153 resulting in no material impact on its consolidated results of operations and financial condition.

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), issued in December 2004, is intended to provide limited relief in the application of the indefinite reinvestment criterion due to ambiguities surrounding the implementation of the Act. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109.

The Company has completed its evaluation of FSP 109-2 and has repatriated earnings of approximately $1.2 million. The cash distribution will be treated as an extraordinary dividend and will qualify for the 85 percent Dividends Received Deduction (“DRD”) within the meaning of Code Section 965. The Company implemented its repatriation plan late in the fourth quarter of 2005 starting with the reinvestment of the money back into the United States.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and has been adopted by the Company in the fiscal year ended December 31, 2005. Adoption of FIN 47 did not have a material impact on the consolidated results of operations and financial condition of the Company.

In May 2005, the FASB has issued FASB Statement No. 154, Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle or a change required by a new accounting pronouncement that does not include specific transition provisions be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a restatement.” SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 with early adoption permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Accordingly, the Company plans to adopt the provisions of SFAS 154 in the first quarter of fiscal 2006, beginning on January 1, 2006 and does not expect it to have a material impact on its consolidated results of operations and financial condition of the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

During the third quarter of 2005, RPC repaid its debt with a variable interest rate.  As of December 31, 2005, RPC is no longer exposed to any interest rate risk on debt. The Company is also subject to interest rate risk exposure through borrowings on its $25.0 million credit facility which was recently increased to $50 million subsequent to year end. As of December 31, 2005, there are no outstanding borrowings on our credit facilities. For additional information with respect to RPC’s long term debt, see Note 7 of the Notes to Consolidated Financial Statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2005.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2005, and has also issued their report on management’s assessment of the Company’s internal control over financial reporting, included in this report on page 29.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of RPC, Inc.

We have audited management’s assessment included in Management’s Report on Internal Control Over Financial Reporting included in RPC Inc.’s Form 10-K for 2005 that RPC, Inc. (a Delaware corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  RPC, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO.  Also in our opinion, RPC, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RPC, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005 and our report dated March 8, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 8, 2006

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
RPC, INC. AND SUBSIDIARIES
(in thousands except share information)
December 31,	2005	2004
ASSETS
Cash and cash equivalents	$12,809	$29,636
Accounts receivable, net	107,428	75,793
Inventories	13,298	10,587
Deferred income taxes	5,304	6,144
Prepaid expenses and other current assets	4,004	3,638
Current assets	142,843	125,798
Property, plant and equipment, net	141,218	114,222
Goodwill and other intangibles, net	24,114	20,183
Other assets	3,610	2,739
Total assets	$311,785	$262,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$30,437	$23,389
Accrued payroll and related expenses	11,903	10,842
Accrued insurance expenses	3,695	3,875
Accrued state, local and other taxes	2,585	2,183
Income taxes payable	791	113
Current portion of long-term debt	-	2,700
Other accrued expenses	544	5,187
Current liabilities	49,955	48,289
Long-term accrued insurance expenses	6,168	6,451
Long-term debt	-	2,100
Long-term pension liability	13,614	11,379
Deferred income taxes	8,758	11,945
Other long-term liabilities	789	1,355
Total liabilities	79,284	81,519
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued
Common stock, $0.10 par value, 79,000,000 shares authorized, 64,452,506 and 64,823,051 shares issued and outstanding in 2005 and 2004, respectively	6,445	6,482
Capital in excess of par value	19,235	25,165
Retained earnings	219,907	160,189
Deferred compensation	(5,391)	(3,527)
Accumulated other comprehensive loss	(7,695)	(6,886)
Total stockholders’ equity	232,501	181,423
Total liabilities and stockholders’ equity	$311,785	$262,942

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RPC, INC. AND SUBSIDIARIES
(in thousands except per share data)

Years ended December 31,	2005	2004	2003
REVENUES	$427,643	$339,792	$270,527
COSTS AND EXPENSES:
Cost of services rendered and goods sold	227,492	193,659	168,766
Selling, general and administrative expenses	75,478	65,871	52,268
Depreciation and amortization	39,129	34,473	33,094
Gain on disposition of assets, net	(12,169)	(5,551)	(36)
Operating profit	97,713	51,340	16,435
Interest income (expense), net	950	(68)	(153)
Other income, net	2,077	1,931	1,288
Income before income taxes	100,740	53,203	17,570
Income tax provision	34,256	18,430	6,677
Net income	$66,484	$34,773	$10,893
EARNINGS PER SHARE
Basic	$1.05	$0.55	$0.17
Diluted	$1.01	$0.53	$0.17
Dividends paid per share	$0.11	$0.05	$0.04

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
RPC, INC. AND SUBSIDIARIES

(in thousands)

Three Years Ended	Comprehensive	Common Stock		Capital in Excess of	Deferred	Retained	Accumulated Other Comprehensive
December 31, 2005	Income (Loss)	Shares	Amount	Par Value	Compensation	Earnings	Loss	Total
Balance, December 31, 2002		42,911	$4,291	$25,001	$(1,186)	$120,805	$(3,830)	$145,081
Stock issued for stock incentive plans, net		29	3	233	110	—	—	346
Stock purchased and retired		(189)	(20)	(1,850)	—	—	—	(1,870)
Stock issued in connection with purchase of business		179	18	1,982	—	—	—	2,000
Net income	$10,893		—	—	—	10,893	—	10,893
Minimum pension liability, net of taxes of $1,534	(2,503)		—	—	—	—	(2,503)	(2,503)
Unrealized gain on securities, net of taxes of $20	33						33	33
Comprehensive income	$8,423
Dividends declared			—	—	—	(2,874)	—	(2,874)
Three-for-two stock split		21,479	2,149	(2,149)				—
Balance, December 31, 2003		64,409	6,441	23,217	(1,076)	128,824	(6,300)	151,106
Stock issued for stock incentive plans, net		354	36	4,282	(2,451)	—	—	1,867
Stock purchased and retired		(170)	(17)	(2,312)	—	—	—	(2,329)
Net income	$34,773		—	—	—	34,773	—	34,773
Minimum pension liability, net of taxes of $370	(605)		—	—	—	—	(605)	(605)
Unrealized gain on securities, net of taxes of $12	19						19	19
Comprehensive income	$34,187
Dividends declared			—	—	—	(3,408)	—	(3,408)
Three-for-two stock split		230	22	(22)				—
Balance, December 31, 2004		64,823	6,482	25,165	(3,527)	160,189	(6,886)	181,423
Stock issued for stock incentive plans, net		417	42	5,397	(1,864)	—	—	3,575
Stock purchased and retired		(739)	(74)	(11,332)	—	—	—	(11,406)
Net income	$66,484		—	—	—	66,484	—	66,484
Minimum pension liability, net of taxes of $605	(987)		—	—	—	—	(987)	(987)
Unrealized gain on securities, net of taxes of $108	178						178	178
Comprehensive income	$65,675
Dividends declared			—	—	—	(6,766)	—	(6,766)
Three-for-two stock split		(48)	(5)	5				—
Balance, December 31, 2005		64,453	$6,445	$19,235	$(5,391)	$219,907	$(7,695)	$232,501

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RPC, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2005	2004	2003
OPERATING ACTIVITIES
Net income	$66,484	$34,773	$10,893
Non-cash charges (credits) to earnings:
Depreciation and amortization and other non-cash charges	40,390	35,054	33,182
Gain on disposition of assets	(12,169)	(5,551)	(36)
Deferred income tax (benefit) provision	(1,851)	(756)	5,401
Changes in current assets and liabilities:
Accounts receivable	(31,635)	(22,074)	(13,551)
Income taxes receivable	-	4,472	4,554
Inventories	(2,445)	(530)	(455)
Prepaid expenses and other current assets	(81)	41	(117)
Accounts payable	7,048	3,786	7,323
Income taxes payable	796	113	-
Accrued payroll and related expenses	1,061	2,316	885
Accrued insurance expenses	(180)	1,023	(1,263)
Accrued state, local and other taxes	402	520	4
Other accrued expenses	(381)	391	(962)
Changes in working capital	(25,415)	(9,942)	(3,582)
Changes in other assets and liabilities:
Pension liabilities	643	(2,568)	2,003
Accrued insurance expenses	(283)	595	2,273
Other non-current assets	(871)	(875)	103
Other non-current liabilities	(566)	(356)	394
Net cash provided by operating activities	66,362	50,374	50,631
INVESTING ACTIVITIES
Capital expenditures	(72,808)	(49,869)	(30,356)
Purchase of businesses	(8,836)	(3,310)	(6,210)
Proceeds from sale of assets	19,229	15,964	1,896
Net cash used for investing activities	(62,415)	(37,215)	(34,670)
FINANCING ACTIVITIES
Payment of dividends	(6,766)	(3,408)	(2,874)
Payments on debt	(4,800)	(1,110)	(552)
Cash paid for common stock purchased and retired	(10,268)	(1,728)	(1,870)
Proceeds received upon exercise of stock options	1,060	421	104
Net cash used for financing activities	(20,774)	(5,825)	(5,192)
Net (decrease) increase in cash and cash equivalents	(16,827)	7,334	10,769
Cash and cash equivalents at beginning of year	29,636	22,302	11,533
Cash and cash equivalents at end of year	$12,809	$29,636	$22,302

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

Note 1: Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Nature of Operations

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and in selected international markets. The services and equipment provided include Technical Services such as pressure pumping services, snubbing services (also referred to as hydraulic workover services), coiled tubing services, nitrogen services, and firefighting and well control, and Support Services such as the rental of drill pipe and other specialized oilfield equipment and oilfield training.

Dividends

On January 24, 2006, the Board of Directors approved an increase in the quarterly cash dividend per common share, from $0.027 to $0.05, payable March 10, 2006 to stockholders of record at the close of business February 10, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

Investments

Investments classified as available-for-sale are stated at their fair values, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company did not realize any gains on securities during 2005, 2004 and 2003 on its available for sale securities. In 2004, the Company reclassed approximately $59,000 from other comprehensive income as a result of the securities that are held in a Supplemental Retirement Plan being classified as trading. This reclassification of securities from available-for-sale to trading was due to a change in the frequency of participant directed investment choices. The investment income earned on trading securities is presented in other income on the consolidated statement of operations.

Management determines the appropriate classification of investments at the time of purchase and re-evaluates such designations as of each balance sheet date.

Accounts Receivable

The majority of the Company’s accounts receivable are due principally from major and independent oil and natural gas exploration and production companies. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are considered past due after 60 days and are stated at amounts due from customers, net of an allowance for doubtful accounts.

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

Property, Plant and Equipment

Property, plant and equipment, including software costs, are reported at cost less accumulated depreciation and amortization, which is generally provided on a straight-line basis over the estimated useful lives of the assets. Annual depreciation and amortization expense is computed using the following useful lives: operating equipment, 3 to 10 years; buildings and leasehold improvements, 15 to 30 years; furniture and fixtures, 5 to 7 years; software, 5 years; and vehicles, 3 to 5 years. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income from operations. Expenditures for additions, major renewals, and betterments are capitalized. Expenditures for restoring an identifiable asset to working condition or for maintaining the asset in good working order constitute repairs and maintenance and are expensed as incurred.

RPC records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

carrying amount of those assets. The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment and other assets, to determine if any impairments should be recognized. Management believes that the long-lived assets in the accompanying balance sheets have not been impaired.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. Earnout payments to sellers of acquired businesses may have to be paid in accordance with the respective agreements on an annual or interim basis and are recorded as goodwill when the earnout payment amounts are determinable. For additional information with respect to earnout payments, see Note 2 of the Notes to Consolidated Financial Statements. The carrying amount of goodwill was $24,093,000 at December 31, 2005 and $20,133,000 at December 31, 2004. Goodwill is reviewed annually for impairment in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In reviewing goodwill for impairment, potential impairment is measured by comparing the estimated fair value of a reporting unit with its carrying value. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred.

Other intangibles primarily represent non-compete agreements related to businesses acquired. Non-compete agreements are amortized on a straight-line basis over the period of the agreement, as this method best estimates the ratio that current revenues bear to the total of current and anticipated revenues. The carrying amount and accumulated amortization for non-compete agreements are as follows:

	December 31,
	2005	2004
Non-compete agreements	$300,000	$450,000
Less: accumulated amortization	(290,016)	(411,691)
	$9,984	$38,309

Amortization of non-compete agreements was approximately $28,000 in 2005, $40,000 in 2004, and $40,000 in 2003.

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

Share Repurchases

The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

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

	2005	2004	2003
Basic	63,368,188	63,696,290	63,832,833
Dilutive effect of stock options and restricted shares	2,304,722	1,447,868	898,478
Diluted	65,672,910	65,144,158	64,731,311

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The carrying value of debt as of December 31, 2004 approximated fair value since the interest rates are market based and are generally adjusted annually.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company plans to adopt SFAS 151 in the first quarter of fiscal 2006, beginning on January 1, 2006. Adoption of SFAS 151 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods available are the modified prospective application and the modified retrospective application. Under the modified retrospective application, prior periods may  be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective application requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective application would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. SFAS No. 123R states that the requirement is to adopt the provisions in the first interim or annual period beginning after June 15, 2005. However, the Securities and Exchange Commission (“SEC”) issued a new rule that allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s view regarding the valuation of shared-based payment arrangements for public companies. In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FAS 123R-3”). FAS 123R-3 provides for a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Companies may elect either the guidance in SFAS No. 123R or this alternative transition method up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to make this one time election.

The Company will implement the provisions of SFAS 123R in the first quarter of 2006 using the modified prospective method. As permitted by SFAS No. 123, the Company currently uses APB 25’s intrinsic value method and recognizes no compensation cost for employee stock options. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and will continue to use the Black-Scholes model for option valuation. The impact of SFAS 123R would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our audited financial statements, if we had adopted it

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

earlier. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  The Company cannot estimate what those amounts will be in the future partly because the Company cannot predict the stock prices when i) the employees exercise non-qualified options or ii) the restricted stock vests.  Also, under the provision of FAS 123R, unearned compensation related to unvested restricted stock awards are not recorded. Accordingly, any remaining unearned compensation related to unvested restricted stock awards and the corresponding amount in paid-in capital will no longer be included in stockholders’ equity beginning January 1, 2006. Based on stock options and restricted stock granted to employees through December 31, 2005, the Company expects that the adoption of SFAS 123R on January 1, 2006, will reduce first quarter net income by approximately $170,000. See Note 10 for further information on the Company’s stock-based compensation plans. The cumulative amount of excess tax deductions related to share-based payment awards to employees computed in accordance with the provisions of SFAS 123R is approximately $660,000 as of December 31, 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. By focusing the exception on exchanges that lack commercial substance, SFAS 153 intends to produce financial reporting that more faithfully represents the economics of the transaction. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the provisions are to be applied prospectively. The Company has adopted the provisions of SFAS 153 resulting in no material impact on its consolidated results of operations and financial condition.

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), issued in December 2004, is intended to provide limited relief in the application of the indefinite reinvestment criterion due to ambiguities surrounding the implementation of the Act. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109.

The Company has completed its evaluation of FSP 109-2 and has repatriated earnings of approximately $1.2 million. The cash distribution will be treated as an extraordinary dividend and will qualify for the 85 percent Dividends Received Deduction (“DRD”) within the meaning of Code Section 965. The Company implemented its repatriation plan late in the fourth quarter of 2005 starting with the reinvestment of the money back into the United States.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and has been adopted by the Company in the fiscal year ended December 31, 2005. Adoption of FIN 47 did not have a material impact on the consolidated results of operations and financial condition of the Company.

In May 2005, the FASB has issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle or a change required by a new accounting pronouncement that does not include specific transition provisions be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 with early adoption permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Accordingly, the Company plans to adopt the provisions of SFAS 154 in the first quarter of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and
Years ended December 31, 2005, 2004 and 2003

fiscal 2006, beginning on January 1, 2006 and does not expect it to have a material impact on its consolidated results of operations and financial condition of the Company.

Stock-Based Compensation

RPC accounts for the stock incentive plan using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” RPC records deferred compensation related to the restricted stock grants based on the fair market value of the shares at the issue date and amortizes such amounts ratably over the vesting period for the shares. Fair value of restricted shares granted was $3,151,000 in 2005, $3,273,000 in 2004, and $132,000 in 2003. RPC recorded amortization of deferred compensation totaling $1,259,000 in 2005, $822,000 in 2004, and $241,000 in 2003 related to these restricted stock grants.

If RPC had accounted for the stock incentive plans in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” the total fair value of awards granted would be amortized over the vesting period of the awards, and RPC’s reported net income and diluted net income per share would have been as follows:

Years ended December 31,	2005	2004	2003
(in thousands)
Net income — as reported	$66,484	$34,773	$10,893
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	781	510	150
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,859)	(1,193)	(957)
Pro forma net income	$65,406	$34,090	$10,086
Pro forma income per share would have been as follows:
Basic - as reported	$1.05	$0.55	$0.17
Basic - pro forma	$1.03	$0.54	$0.16
Diluted - as reported	$1.01	$0.53	$0.17
Diluted - pro forma	$1.00	$0.52	$0.16

The Company has computed, for pro forma disclosure purposes, the value of all options granted during 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

	2005	2004	2003
Risk-free interest rate	N/A	N/A	1.1%
Expected dividend yield	N/A	N/A	1%
Expected lives	N/A	N/A	7 years
Expected volatility	N/A	N/A	43-46%

There were no options granted to RPC employees in 2005 and 2004. The total fair value of options granted to RPC employees were $2,534,000 in 2003.

Three-for-Two Stock Split

On October 25, 2005, RPC’s Board of Directors declared a three-for-two stock split of the Company’s common shares. The additional shares were distributed on December 12, 2005, to shareholders of record on November 11, 2005. All share, earning per share, and dividends per share data presented in the accompanying financial statements have been adjusted to reflect this stock split.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

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

The consolidated statement of cash flows for the year ended December 31, 2003 excludes the $3.5 million of promissory notes payable and the $2.0 million common stock issued in connection with the Bronco acquisition. Earnout payments to sellers of acquired businesses are paid in accordance with the respective agreements on an annual or interim basis and are recorded as goodwill when the earnout payment amounts are determinable. The Company made earnout payments of $4,600,000 in April 2005 related to 2004 operating results. Final earnout payments of $2,400,000 in the second quarter of 2005 and $1,900,000 in the fourth quarter of 2005 were made to the sellers of acquired business based on the results for the interim period ended June 30, 2005. Earnout payments made to sellers of acquired businesses totaled $3,310,000 in 2004, based on 2003 operating results. There were no earnouts paid in 2003, based on 2002 operating results. As of December 31, 2005, all earnout obligations under these purchase agreements have been recognized and paid.

Note 3: Accounts Receivable

Accounts receivable, net consist of the following:

December 31,	2005	2004
(in thousands)
Trade receivables:
Billed	$91,635	$61,068
Unbilled	18,878	16,502
Other receivables	995	799
Total	111,508	78,369
Less: Allowance for doubtful accounts	(4,080)	(2,576)
Accounts receivable, net	$107,428	$75,793

Trade receivables relate to sale of our services and products, for which credit is extended based on the customer’s credit history. Other receivables consist primarily of amounts due from purchasers of company property and rebates from suppliers.

Changes in the Company’s allowance for doubtful accounts are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

Years Ended December 31,	2005	2004

(in thousands)
Beginning balance	$2,576	$2,539
Bad debt expense	1,618	1,155
Accounts written-off	(230)	(1,329)
Recoveries	116	211
Ending balance	$4,080	$2,576

Note 4: Inventories

Inventories are $13,298,000 at December 31, 2005 and $10,587,000 at December 31, 2004 and consist of raw materials and supplies.

Note 5: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2005	2004
(in thousands)
Land	$5,085	$5,022
Buildings and leasehold improvements	31,836	31,509
Operating equipment	257,030	234,647
Capitalized software	12,651	12,212
Furniture and fixtures	3,080	2,938
Vehicles	63,413	51,869
Construction in progress	3,699	2,407
Gross property, plant and equipment	376,794	340,604
Less: accumulated depreciation	235,576	226,382
Net property, plant and equipment	$141,218	$114,222

Depreciation expense was $39,100,000 in 2005, $34,397,000 in 2004 and $32,901,000 in 2003. There are no capital leases outstanding as of December 31, 2005 and December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

Note 6: Income Taxes

The following table lists the components of the provision (benefit) for income taxes:

Years ended December 31,	2005	2004	2003
(in thousands)
Current provision:
Federal	$31,563	$16,028	$925
State	4,305	2,300	164
Foreign	239	858	187
Deferred (benefit) provision:
Federal	(1,890)	(1,210)	4,975
State	39	454	426
Total income tax provision	$34,256	$18,430	$6,677

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	3.4	3.1
Tax credits	(1.1)	(3.0)	(2.1)
Federal and state refunds	(3.4)	(0.6)	-
Adjustments to foreign tax liabilities	(0.7)	(1.2)	-
Other	1.3	1.0	2.0
Effective tax rate	34.0%	34.6%	38.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2005	2004
(in thousands)
Deferred tax assets:
Self-insurance	$4,106	$4,312
Pension	5,238	4,399
State net operating loss carryforwards	1,802	1,875
Bad debts	1,629	1,065
Accrued payroll	787	1,081
Stock-based compensation	980	520
Foreign tax credit	657	1,292
All others	296	247
Valuation allowance	(1,945)	(2,451)
Gross deferred tax assets	13,550	12,340
Deferred tax liabilities:
Depreciation	(15,168)	(16,971)
Goodwill	(1,606)	(1,049)
All others	(230)	(121)
Gross deferred tax liabilities	(17,004)	(18,141)
Net deferred tax liabilities	$(3,454)	$(5,801)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

Historically, undistributed earnings of the Company’s foreign subsidiaries were considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes was recorded. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

The American Jobs Creation Act of 2004 created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the United States. As a result, the Company revisited its policy of indefinite reinvestment of foreign earnings and repatriated approximately $1.1 million in 2005. The Company recorded a one-time income tax provision of $65,000 attributable to these earnings.

The Company filed amended federal and state tax returns for the years 1999, 2000 and 2001 to claim higher deductions for certain expenses and additional foreign tax credits representing potential tax benefits. During the fourth quarter of 2005, the Company received tax refunds totaling approximately $4.0 million including $400,000 of interest recorded as interest income. Of the tax refunds received, $3.1 million was recorded in 2005 as a tax provision reduction because such amounts had not been previously recorded due to uncertainty surrounding the amount and timing of the tax benefits to be realized.

As of December 31, 2005, the Company has remaining foreign tax credit carryforwards of approximately $657,000 that expire in 2012 and 2013. During 2005, the Company recognized $0.6 million of previously unutilized foreign tax credits generated in prior years. As of December 31, 2004, the valuation allowance and deferred tax assets were increased by $1.3 million to reflect foreign tax credit carryforwards and a corresponding valuation allowance on a gross rather than a net basis. The valuation allowance for these foreign tax credit carryforwards has been established because the Company does not expect to utilize these credit carryforwards.

As of December 31, 2005, the Company has net operating loss carryforwards related to state income taxes of approximately $41.6 million that expire in 2006 through 2025. A valuation allowance of approximately $1.3 million, representing the tax affected amount of loss carryforwards that the Company does not expect to utilize, has been established against the corresponding deferred tax asset.

Total income tax payments (refunds), net were $36,031,000 in 2005, $14,692,000 in 2004 and $(3,263,000) in 2003.

Note 7: Long-Term Debt

The Company has access to a $25 million credit facility with a financial institution encompassing letters of credit and a demand note. The credit facility requires interest payments monthly on outstanding advances generally at LIBOR plus a margin ranging between 0.875% and 1.50%.  Any outstanding advances are due upon demand by the lender and the facility remains outstanding until cancelled by either party. Under this facility, there were letters of credit relating to self-insurance programs and contract bids outstanding for $15,892,000 as of December 31, 2005 and $15,067,000 as of December 31, 2004. Subsequent to December 31, 2005, the Company increased the credit facility from $25 million to $50 million.

Cash interest paid was approximately $204,000 in 2005, $309,000 in 2004 and $79,000 in 2003. The long-term debt of RPC as of December 31, 2004 is summarized as follows:

Type	Maturity Dates	Range of Interest Rates	2004
(in thousands)
Notes payable related to acquisitions:	2005-2008	6%	$ 2,800
	2005	Prime	2,000
			4,800
Less: current portion			2,700
Long-term debt			$ 2,100

In February 2005, the Company prepaid a $2.8 million promissory note. The remaining note related to an acquisition was paid in full upon maturity in July 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

Note 8: Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Minimum Pension Liability	Unrealized Gain (Loss) On Securities	Total
Balance at December 31, 2003	$(6,478)	$178	$(6,300)
Change during 2004:
Before-tax amount	(975)	125	(850)
Tax (expense) benefit	370	(47)	323
Reclassification adjustment, net of taxes	-	(59)	(59)
Total activity in 2004	(605)	19	(586)
Balance at December 31, 2004	(7,083)	197	(6,886)
Change during 2005:
Before-tax amount	(1,592)	286	(1,306)
Tax (expense) benefit	605	(108)	497
Total activity in 2005	(987)	178	(809)
Balance at December 31, 2005	$(8,070)	$375	$(7,695)

Note 9: Commitments and Contingencies

Lease Commitments - Minimum annual rentals, principally for noncancelable real estate leases with terms in excess of one year, in effect at December 31, 2005, are summarized in the following table:

(in thousands)
2006	$1,783
2007	1,594
2008	1,203
2009	715
2010	396
Thereafter	515
Total rental commitments	$6,206

Total rental expense charged to operations was approximately $5,252,000 in 2005, $4,203,000 in 2004 and $4,120,000 in 2003.

Income Taxes - The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities, which were $789,000 as of December 31, 2005 and $1,355,000 as of December 31, 2004, consist primarily of the Company’s estimated liabilities for the probable assessments payable.

Litigation - RPC is a party to various routine legal proceedings primarily involving commercial claims, workers’ compensation claims and claims for personal injury. RPC insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will, in every case, fully indemnify RPC against liabilities arising out of pending and future legal proceedings related to its business activities. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management, after consultation with legal counsel, believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company’s business or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

Note 10: Employee Benefit Plans

Defined Benefit Pension Plan

The Company’s Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to substantially all employees with at least one year of service prior to 2002. As of February 28, 2001, the plan became a multiple employer plan, with Marine Products as an adopting employer.

In 2002, the Company’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the defined benefit pension plan. In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions for certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002. The contributions are discretionary and made annually based on continued employment over a seven year period beginning in 2002. These discretionary contributions are made to either a non-qualified Supplemental Retirement Plan (“SERP”) established by the Company or to the 401(k) plan for each employee that is entitled to the enhanced benefit. The expense related to the enhanced benefits was $390,000 for 2005, $415,000 for 2004 and $479,000 for 2003.

The Company permits selected highly compensated employees to defer a portion of their compensation into the nonqualified SERP. The SERP assets are marked to market and totaled $1,967,000 as of December 31, 2005 and $994,000 as of December 31, 2004. The SERP assets are reported in other assets on the balance sheet and changes related to the fair value of assets are recorded in the consolidated statement of operations as part of other income, net. The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the liabilities recorded as compensation cost in the statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

The following table sets forth the funded status of the retirement income plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2005	2004
(in thousands)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$31,270	$28,970
Service cost	—	—
Interest cost	1,744	1,747
Amendments	—	—
Actuarial loss	2,013	1,711
Benefits paid	(1,226)	(1,158)
Benefit obligation at end of year	$33,801	$31,270
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$20,888	$16,611
Actual return on plan assets	1,082	1,259
Employer contribution	1,600	4,176
Benefits paid	(1,226)	(1,158)
Fair value of plan assets at end of year	22,344	20,888
Funded status	(11,458)	(10,382)
Unrecognized net loss	13,017	11,425
Net prepaid benefit cost	$1,559	$1,043

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2005 and 2004 has been disclosed above. The Company uses a December 31 measurement date for its qualified plan.

Pursuant to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” the Company recorded an additional pretax minimum pension liability of $1,592,000 in 2005 and $975,000 in 2004. As there were no previously unrecognized prior service costs as of December 31, 2005 and 2004, the full amount of the adjustments, net of taxes, are reflected as a reduction of stockholders’ equity. Amounts recognized in the consolidated balance sheets consist of:

December 31,	2005	2004
(in thousands)
Net prepaid benefit cost	$1,559	$1,043
Minimum pension liability	(13,017)	(11,425)
SERP employer contributions	(1,054)	(738)
SERP employee deferrals	(1,102)	(259)
Net amount recognized	$(13,614)	$(11,379)

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. RPC contributed $1,600,000 in 2005 and $4,176,000 in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2005	2004	2003
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,744	1,747	1,937
Expected return on plan assets	(1,714)	(1,445)	(1,363)
Net amortization and deferral	1,054	922	1,027
Curtailments	—	—	—
Net periodic benefit cost	$1,084	$1,224	$1,601

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2005	2004	2003
Projected Benefit Obligation:
Discount rate	5.500%	5.750%	6.250%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	5.750%	6.250%	6.875%
Expected return on plan assets	8.000%	8.000%	8.000%
Rate of compensation increase	N/A	N/A	N/A

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

At December 31, 2005 and 2004, the Plan’s assets were comprised of listed common stocks and U.S. Government and corporate securities. The Plan’s weighted average asset allocation at December 31, 2005 and 2004 by asset category along with the target allocation for 2006 are as follows:

Asset Category	Target Allocation for 2006	Percentage of Plan Assets as of December 31, 2005	Percentage of Plan Assets as of December 31, 2004
Equity Securities	48.9%	48.3	51.2%
Debt Securities — Core Fixed Income	27.2%	28.7	29.5%
Tactical — Fund of Equity and Debt Securities	5.4%	2.6	2.7%
Real Estate	5.4%	5.4	5.1%
Other	13.1%	15.0	11.5%
Total	100.0%	100.0%	100.0%

The Company’s investment strategy for its defined benefit pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The Company utilizes a number of investment approaches, including individual marketable securities, equity and fixed income funds in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company expects to contribute approximately $1,100,000 to the defined benefit pension plan in 2006.

The Company estimates that the future benefits payable for the defined benefit pension plan over the next ten years are as follows:

(in thousands)
2006	$1,370
2007	1,450
2008	1,557
2009	1,598
2010	1,681
2011-2015	9,422

401(k) Plan

RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than six months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. RPC matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the plan. Employees vest in the RPC contributions after three years of service. The charges to expense for the Company’s contributions to the 401(k) plan were approximately $1,150,000 in 2005, $990,000 in 2004 and $884,000 in 2003.

Stock Incentive Plans

On January 25, 1994, RPC adopted a 10-year Employee Stock Incentive Plan (the “1994 Plan”) under which shares of common stock were reserved for issuance including 2,250,000 shares in 1994 and an additional 3,600,000 shares in 1997. This plan expired in January 2004 and provided for the issuance of various forms of stock incentives. On April 27, 2004, the Company adopted a new 10-year Stock Incentive Plan (the “2004 Plan”) under which 3,375,000 shares of common stock have been reserved for issuance. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. As of December 31, 2005, 2,624,625 shares were available for grants under the 2004 Plan.

Stock Options

Transactions involving the RPC stock options were as follows:

	Total Shares	Weighted Average Price
Outstanding December 31, 2002	1,940,845	$4.73
Granted	1,434,375	4.25
Canceled	(33,932)	5.27
Exercised	(37,039)	2.78
Outstanding December 31, 2003	3,304,249	$4.54
Granted	-	-
Canceled	(82,890)	5.41
Exercised	(325,494)	3.14
Outstanding December 31, 2004	2,895,865	$4.67
Granted	-	-
Canceled	(110,081)	4.75
Exercised	(456,674)	4.81
Outstanding December 31, 2005	2,329,110	$4.64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

Options exercised during 2005 include transactions that involved exchange of shares and cash. The fair value of shares tendered to exercise employee stock options totaled approximately $1,138,000 in 2005 and $602,000 in 2004 and has been excluded from the consolidated statement of cash flows. There were no expirations of stock options during 2005, 2004 and 2003. As of December 31, 2005, the options outstanding and the range of exercise prices together with the weighted-average remaining contractual life are as follows:

	Number of Options		Weighted Average Exercise Prices		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Total	Exercisable	Total	Exercisable
$1.74	68,104	68,104	$1.74	$1.74	0.1 years
$2.69 - $4.04	190,952	171,909	$2.75	$2.75	2.6 years
$4.22 - $6.33	2,070,054	1,031,230	$4.91	$5.21	5.8 years
	2,329,110	1,271,243	$4.64	$4.69	5.4 years

	2005	2004	2003
Exercisable at December 31,	1,271,243	1,380,852	1,171,637
Weighted average exercise price of exercisable options	$4.69	$4.60	$4.20

Restricted Stock

RPC has granted employees two forms of restricted stock: time lapse restricted and performance restricted.

Time lapse restricted shares

Time lapse restricted shares vest after certain stipulated number of years from the grant date, depending on the terms of the issue. The Company has issued time lapse restricted shares that vest over ten years in prior years; however, in 2005 and 2004 the Company issued time lapse restricted shares that vest in 20 percent increments starting with the second anniversary of the grant, over the six year period beginning on the date of grant. Grantees receive all dividends declared and retain voting rights for the granted shares.

Units granted under these restricted stock programs totaled 275,625 in 2005, 479,250 in 2004, and 56,250 in 2003. Employees forfeited 4,500 shares in 2005, 41,265 shares in 2004 and 25,538 shares in 2003. Compensation cost on restricted shares is recorded at the fair value on the date of issuance and amortized ratably over the respective vesting periods. Shares of restricted stock that vested and were released to the applicable employees totaled 25,335 in 2005, 313,200 in 2004 and 0 in 2003. The tax benefit aggregating $53,000 in 2005, $208,000 in 2004 and $0 in 2003 for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value.

The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed. Upon termination of employment from RPC or, in certain cases, termination of employment from Marine Products or Chaparral, shares with restrictions must be returned to RPC.

Performance restricted shares

The performance restricted shares are granted, but not earned and issued, until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of RPC stock. On the date the stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. After the determination date, the grantee will receive all dividends declared and also voting rights to the shares. Under the plans, employees earned performance shares totaling 13,500 shares in 2005, 33,750 shares in 2004 and 6,750 shares in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $616,000 in 2005, $546,000 in 2004 and $496,000 in 2003. The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

The Tax Sharing and Indemnification Agreement provides for, among other things, the treatment of income tax matters for periods through February 28, 2001, the date of the spin-off, and responsibility for any adjustments as a result of audits by any taxing authority. The general terms provide for the indemnification for any tax detriment incurred by one party caused by the other party’s action. In accordance with the agreement, RPC transferred approximately $19,000 in 2004 to Marine Products for tax settlements.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or shareholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $926,000 in 2005, $529,000 in 2004 and $1,058,000 in 2003. In addition, the overhead crane fabrication division of RPC (sold April 2004) recorded $171,000 in 2003 in revenues from the powerboat manufacturing segment that is now a subsidiary of Marine Products pursuant to the spin-off, related to the sale, installation and service of overhead cranes.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated to $71,000 in 2005, $76,000 in 2004 and $105,000 in 2003.

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

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. These services include pressure pumping services, snubbing, coiled tubing, nitrogen pumping, well control consulting and firefighting, down-hole tools, wireline, and fluid pumping services. These Technical Services are primarily used in the completion, production

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

and maintenance of oil and gas wells. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest and Rocky Mountain regions, and international locations including primarily Africa, Canada, China, Latin America and the Middle East. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

Support Services include RPC’s oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico and the mid-continent regions, and international locations, including primarily Canada, Latin America, and the Middle East. Customers include domestic operations of major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

In August of 2005, RPC generated approximately $15.7 million in cash proceeds related to the sale of certain assets of its hammer, casing, laydown and casing torque-turn service lines with a net book value of approximately $5.0 million. These service lines, previously reported in the Technical Services segment, were closely integrated with the operations of other Company service lines. Therefore, the pre-tax gain of $10.7 million on this sale has been included in the gain on disposition of assets, net.

The accounting policies of the reportable segments are the same as those described in Note 1 to these consolidated financial statements. RPC evaluates the performance of its segments based on revenues, operating profits and return on invested capital.

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2005, 2004 and 2003 are shown in the following table.

	Technical Services	Support Services	Other	Corporate	Gain on disposition of assets, net	Total
(in thousands)
2005
Revenues	$363,139	$64,487	$17	$—	$—	$427,643
Operating profit (loss)	84,048	11,990	(273)	(10,221)	12,169	97,713
Capital expenditures (1)	43,626	28,280	—	902	—	72,808
Depreciation and amortization	27,510	10,453	—	1,166	—	39,129
Identifiable assets	192,172	88,067	—	31,546	—	311,785
2004
Revenues	$279,070	$56,917	$3,805	$—	$—	$339,792
Operating profit (loss)	47,027	8,287	(975)	(8,550)	5,551	51,340
Capital expenditures (1)	34,765	14,026	—	1,078	—	49,869
Depreciation and amortization	25,161	7,785	302	1,252	—	34,500
Identifiable assets	145,196	69,399	661	47,686	—	262,942
2003
Revenues	$216,321	$43,909	$10,297	$—	$—	$270,527
Operating profit (loss)	22,433	2,641	(1,355)	(7,320)	36	16,435
Capital expenditures (1)	19,445	8,234	37	2,640	—	30,356
Depreciation and amortization	24,382	7,220	336	1,244	—	33,182
Identifiable assets	111,718	65,026	5,051	45,069	—	226,864

(1) Excludes assets acquired as part of purchases of new businesses during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2005, 2004 and 2003

The following summarizes selected information between the United States and all international locations combined for the years ended December 31, 2005, 2004 and 2003. The revenues are presented based on the location of the use of the product or service. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

Years ended December 31,	2005	2004	2003
(in thousands)
United States Revenues	$413,315	$323,910	$263,684
International Revenues	14,328	15,882	6,843
	$427,643	$339,792	$270,527

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

As of the end of the period covered by this report, December 31, 2005 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 28 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of internal control as of December 31, 2005 and issued a report thereon which is included on page 29 of this report.

Changes in internal control over financial reporting - Management’s evaluation of changes in internal control did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On March 10, 2006, the Company entered into an Amended and Restated Credit Agreement with SunTrust Bank. This credit agreement provides the Company with access to a $50,000,000 credit facility encompassing letters of credit and a demand note. As of March 10, 2006, there were letters of credit totaling $15,900,000 outstanding under the credit facilities relating to the Company’s self-insurance programs and contract bids. The Company has no amounts outstanding under the demand note. The Company has agreed to pay a letter of credit fee on the face amount of each letter of credit issued under the credit facility equal to 50 basis points per annum. Interest accrues for amounts advanced under the credit facility at a variable rate which approximates, at the Company’s option, the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points, or LIBOR plus a margin ranging between 0.875% and 1.50% depending upon the ratio of the Company’s funded debt to its earnings before interest, taxes, depreciation and amortization. The credit facility is unsecured. Any outstanding advances are due upon demand by the lender and the facility remains outstanding until cancelled by either party.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and executive officers will be included in the RPC Proxy for its 2006 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 12 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2006 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors Compensation, Committees and Meetings.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will be included in the RPC Proxy Statement for its 2006 Annual Meeting of Stockholders, in the section titled, “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership will be included in the RPC Proxy Statement for its 2006 Annual Meeting of Stockholders, in the sections titled, “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Information regarding RPC’s equity compensation plans including plans approved by security holders and plans not approved by security holders will be included in the section titled, “Executive Compensation” in the RPC Proxy Statement for its 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2006 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions” and “Compensation Committee Interlocks and Insider Participation.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled, “Independent Public Accountants” in the RPC Proxy Statement for its 2006 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits.

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

10.6	Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2004).

10.7	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).

10.8	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).

10.9	Summary of ‘at will’ compensation arrangements with the Executive Officers.

10.10	Summary of compensation arrangements with the Directors (incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed on March 16, 2005)

10.11	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.2	Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on May 5, 2004).
4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).
10.2
Agreement Regarding Distribution and Plan of Reorganization, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed on February 13, 2001).

10.3
Employee Benefits Agreement dated February 12, 2001, by and between RPC, Inc., Chaparral Boats, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.3 to the Form 10-K filed on February 13, 2001).

10.4
Transition Support Services Agreement dated February 12, 2001 by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.4 to the Form 10-K filed on February 13, 2001).

10.5	Tax Sharing Agreement dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10-K filed on February 13, 2001).
10.6	Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).
10.7	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 2, 2004).
10.8	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 2, 2004).
10.9	Summary of ‘at will’ compensation arrangements with the Executive Officers.
10.10	Summary of compensation arrangements with the Directors (incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed on March 16, 2005).
10.11	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).
10.12	Amended and Restated Credit Agreement dated as of March 10, 2006, between the Company and SunTrust Bank.
21	Subsidiaries of RPC
23.1	Consent of Grant Thornton LLP.
23.2	Consent of Ernst & Young LLP.
24	Powers of Attorney for Directors.
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, Inc. /s/ Richard A. Hubbell Richard A. Hubbell President and Chief Executive Officer (Principal Executive Officer) March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	March 13, 2006

/s/ Ben M. Palmer
Ben M. Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2006

The Directors of RPC (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	James B. Williams, Director
Wilton Looney, Director	James A. Lane, Jr., Director
Gary W. Rollins, Director	Linda H. Graham, Director
Henry B. Tippie, Director	Bill J. Dismuke, Director

/s/ Richard A. Hubbell
Richard A. Hubbell
Director and as Attorney-in-fact
March 13, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE
Schedule II — Valuation and Qualifying Accounts	58

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
RPC, Inc. and Subsidiaries

	For the years ended December 31, 2005, 2004 and 2003
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries		Balance at End of Period
Year ended December 31, 2005
Allowance for doubtful accounts	$2,576	$1,618	$(114)	(1)	$4,080
Deferred tax asset valuation allowance	$2,451	$129	$(635)	(2)	$1,945
Year ended December 31, 2004
Allowance for doubtful accounts	$2,539	$1,155	$(1,118)	(1)	$2,576
Inventory reserves	$134	$0	$(134)	(3)	$0
Deferred tax asset valuation allowance	$977	$190	$1,284	(2)	$2,451
Year ended December 31, 2003
Allowance for doubtful accounts	$2,461	$(765)	$843	(1)	$2,539
Inventory reserves	$130	$55	$(51)	(3)	$134
Deferred tax asset valuation allowance	$978	$0	$(1)		$977

(1)	Deductions in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.
(2)
In 2005, the deduction totaling $635,000 in the valuation allowance reflects the estimated amount of previously reserved foreign tax credit carryforwards expected to be realized. In 2004, the valuation allowance was increased $1,292,000 to reflect foreign tax credit carryforwards on a gross rather than a net basis. Amount includes addition of $1,770,000 representing previously unutilized foreign tax credits generated in prior years and a deduction of $478,000 for those credits utilized during 2004.

(3)
Deductions in the reserve for inventory obsolescence and adjustment principally reflect the sale or disposal of related inventory. Balance represented allowance for inventory held by a subsidiary which was sold during the second quarter of 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders of RPC, Inc.

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RPC, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The Schedule II for the years ended December 31, 2005 and 2004, listed in the Index, is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RPC, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2006 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

RPC, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows of RPC, Inc. and Subsidiaries for the year ended December 31, 2003. Our audit also included the financial statement schedule for the year ended December 31, 2003, listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of RPC, Inc. and Subsidiaries and their cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 27, 2004, except for the matter discussed in the last paragraph of Note 1, as to which the date is March 6, 2006

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters ended	March 31	June 30	September 30	December 31
(in thousands except per share data)
2005
Revenues	$92,330	$101,945	$115,801	$117,567
Net income	$9,927	$11,910	$23,107	$21,540	(1)
Net income per share — basic:	$0.15	$0.19	$0.37	$0.34
Net income per share — diluted:	$0.15	$0.18	$0.35	$0.33	(1)
2004
Revenues	$80,002	$85,426	$88,721	$85,643
Net income	$5,801	$7,474	$10,237	$11,261	(2)
Net income per share — basic:	$0.09	$0.12	$0.16	$0.18
Net income per share — diluted:	$0.09	$0.11	$0.16	$0.17	(2)

(1)
The fourth quarter reflects receipt of $3.1 million in tax refunds related to the successful resolution of certain tax matters, which had a positive impact of $0.05 after tax per diluted share. Also reflected during the fourth quarter 2005 is the gain on sale of certain assets of the hammer, casing, laydown and casing torque-turn service lines which generated a pre-tax gain of $10.7 million, or $0.11 after-tax gain per diluted share.

(2)	In the fourth quarter of 2004, net income included a $2.2 million after tax gain, or $0.03 per diluted share, related to the sale of liftboats, and $1.1 million, or $0.02 per diluted share, related to tax provision adjustments.