Form 10-Q
period 2006-03-31
RPC INC
filed 2006-05-08
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

Commission File No. 1-8726

RPC, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1550825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2170 Piedmont Road, NE, Atlanta, Georgia 30324
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code -- (404) 321-2140

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
Large Accelerated Filer [  ]        Accelerated Filer [X]        Non-Accelerated Filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No[X]

As of April 24, 2006, RPC, Inc. had 64,825,156 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
(In thousands)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$7,386	$12,809
Accounts receivable, net	116,165	107,428
Inventories	15,090	13,298
Deferred income taxes	4,273	5,304
Prepaid expenses and other current assets	3,542	4,004
Total current assets	146,456	142,843
Property, plant and equipment, net	156,159	141,218
Goodwill	24,093	24,093
Other assets	4,254	3,631
Total assets	$330,962	$311,785

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$31,066	$30,437
Accrued payroll and related expenses	9,872	11,903
Accrued insurance expenses	3,606	3,695
Accrued state, local and other taxes	1,781	2,585
Income taxes payable	2,393	791
Other accrued expenses	503	544
Total current liabilities	49,221	49,955
Accrued insurance expenses	6,479	6,168
Long-term pension liabilities	11,798	13,614
Deferred income taxes	7,777	8,758
Other long-term liabilities	789	789
Total liabilities	76,064	79,284
Common stock	6,480	6,445
Capital in excess of par value	14,584	19,235
Retained earnings	241,637	219,907
Deferred compensation	-	(5,391)
Accumulated other comprehensive loss	(7,803)	(7,695)
Total stockholders' equity	254,898	232,501
Total liabilities and stockholders' equity	$330,962	$311,785

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2006	2005

Revenues	$136,024	$92,330
Cost of services rendered and goods sold	65,751	50,411
Selling, general and administrative expenses	21,083	18,406
Depreciation and amortization	10,705	9,280
Gain on disposition of assets, net	(1,032)	(626)
Operating profit	39,517	14,859
Interest income, net	153	92
Other income, net	261	1,270
Income before income taxes	39,931	16,221
Income tax provision	15,031	6,294
Net income	$24,900	$9,927

Earnings per share
Basic	$0.39	$0.15
Diluted	$0.38	$0.15

Dividends per share	$0.050	$0.027

Average shares outstanding
Basic	63,354	63,920
Diluted	65,831	66,049

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(In thousands)
(Unaudited)

	Three months ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$24,900	$9,927
Noncash charges (credits) to earnings:
Depreciation, amortization and other non-cash charges	11,405	9,621
Gain on sale of property and equipment	(1,032)	(626)
Deferred income tax provision	115	446
Changes in current assets and liabilities:
Accounts receivable	(8,737)	(4,012)
Income taxes receivable	-	(286)
Inventories	(1,788)	(969)
Prepaid expenses and other current assets	289	357
Accounts payable	629	415
Income taxes payable	1,602	(113)
Accrued payroll and related expenses	(2,031)	(3,197)
Accrued insurance expenses (current portion)	(89)	(31)
Accrued state, local and other expenses	(804)	(602)
Other accrued expenses	(41)	(436)
Changes in working capital	(10,970)	(8,874)
Changes in other assets and liabilities:
Long-term pension liabilities	(1,816)	(852)
Long-term accrued insurance expenses	311	(157)
Other non-current assets	(628)	(382)
Other non-current liabilities	-	17
Net cash provided by operating activities	22,285	9,120

INVESTING ACTIVITIES
Capital expenditures	(25,970)	(13,318)
Proceeds from sale of property and equipment	1,357	947
Net cash used for investing activities	(24,613)	(12,371)

FINANCING ACTIVITIES
Payment of dividends	(3,170)	(1,704)
Payments on debt	-	(2,800)
Excess tax benefit for share based payments	640	-
Cash paid for common stock purchased and retired	(1,110)	(73)
Proceeds received upon exercise of stock options	545	464
Net cash used for financing activities	(3,095)	(4,113)

Net decrease in cash and cash equivalents	(5,423)	(7,364)
Cash and cash equivalents at beginning of period	12,809	29,636
Cash and cash equivalents at end of period	$7,386	$22,272

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Certain prior year balances have been reclassified to conform to the current year’s presentation.

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

	Three months ended March 31
(In thousands except per share data amounts)	2006	2005
Net income available for stockholders (numerator for basic and diluted earnings per share):	$24,900	$9,927
Shares (denominator):
Weighted-average shares outstanding (denominator for basic earnings per share)	63,354	63,920
Effect of dilutive securities:
Employee stock options and restricted stock	2,477	2,129
Adjusted weighted average shares (denominator for diluted earnings per share)	65,831	66,049
Earnings per share:
Basic	$0.39	$0.15
Diluted	$0.38	$0.15

RPC, INC. AND SUBSIDIARIES

3.	RECENT ACCOUNTING PRONOUNCEMENTS

The recent accounting pronouncements previously reported on the Company’s Form 10-K for the year ended December 31, 2005 is incorporated herein by reference. As disclosed on the 10-K, the Company adopted the following standards in the first quarter of 2006 with no material impact on the Company’s consolidated results of operation and financial condition:
•  SFAS 151, “Inventory Costs - An amendment of ARB No. 43, Chapter 4”
•  SFAS 154, “Accounting changes and error correction”

In the first quarter of 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “SFAS 123R,” “Share-Based Payment”, which revises No. SFAS 123, “Accounting for Stock-Based Compensation.” See Note 5, “Stock-based compensation” for additional information.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company will adopt SFAS No. 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The Company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended
	March 31,
(In thousands)	2006	2005

Net income as reported	$24,900	$9,927
Change in unrealized gain on securities, net of taxes	(108)	112
Comprehensive income	$24,792	$10,039

RPC, INC. AND SUBSIDIARIES

5. STOCK-BASED COMPENSATION

The Company has issued stock options and restricted stock to employees under two stock incentive plans that were approved by shareholders in 1994 and 2004. The 1994 plan expired in 2004. The Company reserved 3,375,000 shares of common stock under the 2004 Plan which expires 10 years from the date of approval. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock which are discussed in detail below. As of March 31, 2006, there were 2,463,425 shares available for grants.

On January 1, 2006, the Company adopted the provisions of SFAS 123R, which revises SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123R also requires that cash flows related to share-based payment awards to employees that result in tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.

Prior to January 1, 2006, the Company provided the disclosures required by SFAS 123, as amended by SFAS 148, “Accounting for Stock Based Compensation - Transition
and Disclosures”, and accounted for all of its stock-based compensation under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method prescribed therein. Accordingly, the Company did not recognize compensation expense for the options granted since the exercise price was the same as the market price of the shares on the date of grant. Compensation cost on the restricted stock was recorded as deferred compensation in stockholders’ equity based on the fair market value of the shares on the date of issuance and amortized pro-ratably over the respective vesting period. Forfeitures related to restricted stock were previously accounted for as they occurred.

As permitted by SFAS 123R, the Company has elected to use the modified prospective transition method and therefore financial results for prior periods have not been restated. Under this transition method, the Company will recognize compensation expense for the unvested portion of stock options outstanding over the remainder of the service period. The compensation cost recorded for these stock options is based on their fair value at grant date as calculated for pro forma disclosures required by SFAS 123. Additionally we have recognized the estimated effect of forfeiture on compensation expense related to restricted shares.

Pre-tax compensation cost for stock-based employee compensation was $700,000 ($533,000 after tax) for the three months ended March 31, 2006. As a result of the adoption of SFAS 123R, financial results were lower than under the previous accounting method for share-based compensation by the following amounts:

RPC, INC. AND SUBSIDIARIES

Three months ended
(In thousands)	March 31, 2006

Earnings before income taxes	$268
Net earnings	$265

For the three months ended March 31, 2006, there was no impact to diluted earnings per share, however, basic earnings per share decreased from $0.40 to $0.39.

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the three-month period ended March 31, 2005:

Three months ended
(In thousands except per share data amounts)	March 31, 2005

Net income - as reported	$9,927
Add: Stock-based employee compensation cost, previously included in reported net income, net of related tax effect	343
Deduct: Stock-based employee compensation cost, computed using the Black-Scholes option pricing model, for all awards, net of related tax effect	(512)
Pro forma net income	$9,758
Earnings per share, as reported
Basic	$0.15
Diluted	$0.15

Pro forma earnings per share
Basic	$0.15
Diluted	$0.15

Stock Options

Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant except for grants of incentive stock options to owners of greater than 10 percent of the Company’s voting securities which must be made at 110 percent of the fair market value of the Company’s common stock. Options generally vest ratably over a period of five years and expire in 10 years, except incentive stock options granted to owners of greater than 10 percent of the Company’s voting securities, which expire in five years.

RPC, INC. AND SUBSIDIARIES

The Company has not granted stock options to employees since 2003. The fair value of existing options was estimated as of the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123.

Transactions involving RPC’s stock options for the three months ended March 31, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2006	2,329,110	$4.64	5.4 years
Granted	-	-	N/A
Exercised	(226,417)	3.89	N/A
Forfeited	(9,000)	5.02	N/A
Expired	-	-	N/A
Outstanding at March 31, 2006	2,093,693	4.72	5.2 years	$37,958,672
Exercisable at March 31, 2006	1,411,944	$4.73	4.7 years	$25,584,425

The total intrinsic value of stock options exercised were $5,381,000 during the three months ended March 31, 2006 and $793,000 during the three months ended March 31, 2005. There were no recognized excess tax benefits associated with the exercise of stock options during the three months ended March 31, 2006 and 2005, since all of the stock options exercised were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock

The Company has granted employees two forms of restricted stock: time lapse restricted and performance restricted. Time lapse restricted shares vest after a stipulated number of years from the grant date, depending on the terms of the issue. Time lapse restricted shares issued in years 2003 and prior vest after ten years. Time lapse restricted shares issued subsequent to fiscal year 2003 vest in 20 percent increments annually starting with the second anniversary of the grant, over six years from the date of grant. Grantees receive dividends declared and retain voting rights for the granted shares. The performance restricted shares are granted, but not earned and issued until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of RPC’s common stock. On the date the common stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. After the determination date, the grantee will receive dividends declared and voting rights to the shares.

RPC, INC. AND SUBSIDIARIES

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2006	1,235,991	$6.65
Granted	166,900	33.48
Vested	(79,200)	2.96
Forfeited	(5,700)	11.90
Non-vested shares at March 31, 2006	1,317,991	$10.25

The total fair value of shares vested during the three months ended March 31, 2006 was $2,508,000 and during the three months ended March 31, 2005 was $0. The tax benefit for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value aggregating $640,000 during the three months ended March 31, 2006 and $0 during the three months ended March 31, 2005. This excess tax deduction is classified as a financing cash flow during the three months ended March 31, 2006 in accordance with FAS123R.

Other information

As of March 31, 2006, total unrecognized compensation cost related to non-vested restricted shares was $10,507,000 which is expected to be recognized over a weighted-average period of 4.1 years. Unearned compensation cost associated with non-vested restricted shares previously reflected as deferred compensation in stockholders’ equity was reclassified to capital in excess of par value as required by SFAS 123R. As of March 31, 2006, total unrecognized compensation cost related to non-vested stock options was $981,000 which is expected to be recognized over a weighted-average period of 1.7 years.

The Company received cash from options exercised of $545,000 during the three months ended March 31, 2006 and of $464,000 during the three months ended March 31, 2005. These cash receipts are included in financing activities in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $337,000 during the three months ended March 31, 2006 and $125,000 during the three months ended March 31, 2005 and has been excluded from the consolidated statements of cash flows.

6. BUSINESS SEGMENT INFORMATION

RPC’s service lines have been aggregated into two reportable oil and gas services segments, Technical Services and Support Services, because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels. The other business segment includes information concerning RPC’s business units that do not qualify for separate segment reporting. These business units included an interactive training software developer, prior to its disposition in May 2005. Corporate includes selected administrative costs incurred by the Company.

RPC, INC. AND SUBSIDIARIES

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

Certain information with respect to RPC’s business segments is set forth in the following table:

	Three months ended March 31,
	2006	2005
(in thousands)

Revenues:
Technical Services	$114,761	$77,958
Support Services	21,263	14,355
Other	-	17
Total revenues	$136,024	$92,330
Operating profit (loss):
Technical Services	$36,239	$14,788
Support Services	5,191	2,171
Other	-	(165)
Corporate	(2,945)	(2,561)
Gain on disposition of assets, net	1,032	626
Total operating profit	$39,517	$14,859
Interest income, net	153	92
Other income, net	261	1,270
Income before income taxes	$39,931	$16,221

RPC, INC. AND SUBSIDIARIES

7. INVENTORIES

Inventories of $15,090,000 at March 31, 2006 and $13,298,000 at December 31, 2005 consist of raw materials and supplies.

8. EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan.

	Three months ended
	March 31,
(in thousands)	2006	2005

Service cost	$-	$-
Interest cost	426	436
Expected return on plan assets	(472)	(428)
Amortization of unrecognized net losses	250	263
Net periodic benefit cost	$204	$271

In the first quarter of 2006, the Company contributed $2.6 million to the multiple employer pension plan. Previously the Company disclosed an expected contribution of $1,100,000 in the Form 10-K for the year ended December 31, 2005. The Company does not currently expect to make any additional contributions to this plan in 2006.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005 is incorporated herein by reference. There have been no significant changes in the Company’s strategies since year-end.

During the first quarter of 2006, revenues increased 47.3 percent to $136.0 million compared to the same period in the prior year. The growth in revenues resulted from improved pricing for our equipment and services, higher capacity, and increased utilization consistent with higher customer activity levels. The growth in revenues was partially offset by the absence of revenues from selected service lines that we sold in the third quarter of 2005. The increase in prices is partially attributable to the issuance of new price books for portions of our business during the current quarter. International revenues for the first quarter of 2006 increased due to increases in Kuwait, Turkmenistan, and Argentina. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Income before income taxes was $39.9 million during the first quarter of 2006 compared to $16.2 million in the prior year. The effective tax rate for the three months ended March 31, 2006 was 37.6 percent compared to 38.8 percent in the prior year. Diluted earnings per share increased to $0.38 for the three months ended March 31, 2006 compared to $0.15 in the prior year. Cash flows from operating activities were $22.3 million for the three months ended March 31, 2006 compared to $9.1 million for the same period in the prior year, and cash and cash equivalents were $7.4 million at March 31, 2006, a decrease of $5.4 million compared to December 31, 2005. This decrease in cash and cash equivalents occurred despite improved operating results primarily because of increased capital expenditures to expand our fleet of equipment. As of March 31, 2006, we had no long-term debt.

RPC, INC. AND SUBSIDIARIES

Cost of services rendered and goods sold as a percentage of revenues decreased approximately 6.3 percentage points in the first quarter of 2006 compared to the first quarter of 2005. This improvement was due to higher equipment and personnel utilization, improved pricing and the leverage of fixed costs over higher revenues.

Selling, general and administrative expenses as a percentage of revenues decreased by 4.4 percentage points, which was due to the leverage of these costs over higher revenues partially offset by an increase in field administrative personnel consistent with higher activity levels, and increased incentive compensation consistent with improved financial results.

Consistent with our strategy to selectively grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $26 million in the first quarter of 2006. Although we currently expect capital expenditures to be in excess of $100 million during 2006, the total amount of 2006 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities and the ultimate delivery dates for equipment on order. We expect these expenditures to be primarily directed toward our larger, core service lines including primarily pressure pumping, but also hydraulic workover, coiled tubing, nitrogen, and rental tools.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, has been stable or gradually increasing for several years, and the overall domestic rig count during the first quarter of 2006 was approximately 19 percent higher than in the comparable period in 2005. The average price of oil rose by approximately 27 percent and the average price of natural gas rose by approximately 17 percent during the quarter compared to the prior year. While the overall drilling rig count has increased, drilling activity in the Gulf of Mexico remains weak, which is unfavorable to the Company because of its historical presence in this geographic market. The Company has responded to these trends by emphasizing investments in more robust domestic markets and making only selective investments in the Gulf of Mexico market. In spite of relatively stable industry conditions, the Company understands that factors influencing the industry are unpredictable. Our response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure. Based on current industry conditions and trends during the first quarter of 2006, we expect consolidated revenues for 2006 to increase as compared to 2005, although the volatility in our industry makes accurate near-term forecasts difficult.

The high activity levels in the domestic oilfield have increased demand for equipment from the manufacturers of equipment and components used in the Company's business. This increased demand has increased the lead times for ordering and delivery of such equipment and components. If this increased demand and resulting delays in delivery continues, it could constrain the Company's ability to expand its capacity, which would negatively impact the Company's future financial results.

Further discussion of the Company’s outlook is set forth under the Outlook section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005 and is incorporated herein by reference. There have been no significant changes in the Company’s outlook since the filing of the 10-K for 2005.

RPC, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

	Three months ended March 31,
	2006	2005
Consolidated revenues [in thousands]	$136,024	$92,330
Revenues by business segment [in thousands]:
Technical	$114,761	$77,958
Support	21,263	14,355
Other	-	17

Consolidated operating profit [in thousands]	$39,517	$14,859
Operating profit (loss) by business segment [in thousands]:
Technical	$36,239	$14,788
Support	5,191	2,171
Other	-	(165)
Corporate	$(2,945)	$(2,561)
Gain on disposition of assets, net	$1,032	$626

Percentage cost of services rendered & goods sold to revenues	48%	55%
Percentage selling, general & administrative expenses to revenues	15%	20%
Percentage depreciation and amortization expense to revenues	8%	10%
Average U.S. domestic rig count	1,521	1,283
Average natural gas price (per thousand cubic feet (mcf))	$7.64	$6.55
Average oil price (per barrel)	$63.92	$50.43

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Revenues for the three months ended March 31, 2006 increased 47.3 percent compared to the three months ended March 31, 2005. Domestic revenues increased 43.3 percent to $128.9 million during the first quarter of 2006 compared to the same period in the prior year. The increases in revenues are due to higher activity levels, increased capacity in our largest service lines and improved pricing. The increase in pricing is mostly attributed to new price books effective during the third quarter of 2005 and first quarter of 2006 and higher customer demand for our services. The strength in our domestic oilfield revenues compared to the prior year was partially offset by the effects of no revenues from our hammer, casing, laydown and casing torque-turn service lines, which were sold during the third quarter of 2005. International revenues increased from $2.3 million to $7.1 million. Revenues increased in Kuwait, Turkmenistan and Argentina. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

RPC, INC. AND SUBSIDIARIES

In addition, the average price of natural gas increased by approximately 17 percent and the average price of oil increased approximately 27 percent during the first quarter of 2006 as compared to the prior year. The average domestic rig count during the quarter was almost 19 percent higher than the same period in 2005. This increase in oil and gas prices and resulting increase in drilling activity had a positive impact on our financial results. We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

The Technical Services segment revenues for the quarter increased 47.2 percent compared to the first quarter of last year. Revenues in this segment increased due to higher customer activity, higher capacity through increased capital expenditures, and improved pricing. The Support Services segment revenues for the quarter increased 48.1 percent compared to the first quarter of prior year. This improvement was due to increased capacity driven by higher capital expenditures and improved pricing driven by higher customer demand in the rental tool service line, the largest within this segment.

Cost of services rendered and goods sold increased 30.4 percent due to the variable nature of many of these expenses, including compensation, maintenance and repair expenses, materials and supplies expenses, as well as increases in fuel cost due to higher prices. Cost of services rendered and goods sold, as a percent of revenues, decreased from the first quarter of 2005 compared to the first quarter of 2006 due to leveraging of fixed costs over higher revenues as a result of increased equipment and personnel utilization, and improved pricing.

Selling, general and administrative expenses for the three months ended March 31, 2006 increased 14.5 percent to $21.1 million compared to $18.4 million for the three months ended March 31, 2005. This increase was primarily due to higher employment costs because of an increase in field administrative personnel consistent with higher activity levels, and increased compensation costs consistent with profitability. These costs as a percent of revenues, however, decreased due to leveraging of these costs over higher revenues.

Depreciation and amortization were $10.7 million for the three months ended March 31, 2006, a 15.4 percent increase, compared to $9.3 million for the quarter ended March 31, 2005. This increase in depreciation and amortization resulted from a higher level of capital expenditures during recent quarters within both Support Services and Technical Services to increase capacity and to maintain our existing equipment.

Gain on disposition of assets, net was $1.0 million compared to $0.6 million in the comparable period in the prior year. Gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net for the three months ended March 31, 2006 was $0.3 million, a decrease of $1.0 million compared to $1.3 million for the three months ended March 31, 2005. The decrease is primarily due to proceeds from a litigation settlement that were realized during the first quarter of 2005. The remaining other income, net also includes gains from various other legal and insurance claims.

RPC, INC. AND SUBSIDIARIES

Interest income (expense), net was $153,000 of net interest income for the three months ended March 31, 2006 compared to net interest income of $92,000 for the quarter ended March 31, 2005. The increase in interest income (expense), net resulted primarily from the reduction in outstanding debt through annual principal payments made during 2005, and small increases in interest income in the first quarter compared to the prior year. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original maturities of three months or less.

Income tax provision was $15.0 million during the three months ended March 31, 2006, compared to $6.3 million in 2005. This increase was due to the increase in income before taxes partially offset by a slight decrease in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2006 were $7.4 million. The following table sets forth the historical cash flows for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
(In thousands)	2006	2005
Net cash provided by operating activities	$22,285	$9,120
Net cash used for investing activities	24,613	12,371
Net cash used for financing activities	3,095	4,113

    Cash provided by operating activities for the three months ended March 31, 2006 increased $13.2 million compared to the comparable period in the prior year. Cash provided by operating activities increased primarily due to a $15.0 million increase in net income and a $1.0 million lower cash contribution to the Company’s pension plan, partially offset by higher working capital requirements. Working capital increases were primarily related to higher accounts receivable and inventories consistent with higher business activity levels, partially offset by lower income taxes payable and accrued payroll due to timing of payments.

Cash used for investing activities for the three months ended March 31, 2006 increased by $12.2 million, compared to the three months ended March 31, 2005, primarily as a result of an increase in capital expenditures to increase capacity and maintain our existing equipment.

Cash used for financing activities for the three months ended March 31, 2006 decreased by $1.0 million, compared to the three months ended March 31, 2005, primarily due to principal loan repayments made in the first quarter of 2005 not made in the current quarter. This decrease was offset by increased repurchases of outstanding shares of our common stock during the first quarter of 2006, as well as an 85 percent increase in dividends paid to common shareholders, partially offset by an excess tax benefit for share based payments.

RPC, INC. AND SUBSIDIARIES

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2006, remains strong. We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, which includes access to a $50 million credit facility with a financial institution, of which $34.1 million was available as of March 31, 2006, and cash expected to be generated from operations, will provide sufficient capital to meet our requirements for at least the next twelve months. The portion of the credit facility that is not currently available supports letters of credit relating to self-insurance programs or contract bids.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations. We believe our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels.

Cash Requirements

The Company currently expects that capital expenditures during 2006 will be in excess of $100 million, of which $26 million has been spent as of March 31, 2006, but the actual amount of 2006 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the first quarter of 2006, the Company contributed $2.6 million to the pension plan. The Company does not currently expect to make any additional contributions to the pension plan in 2006.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 7,875,000 shares. The Company did not repurchase any stock under the program during the first quarter of 2006, but it expects to continue repurchasing outstanding common shares periodically based on market conditions and our capital allocation strategies. The program does not have a predetermined expiration date.

On January 24, 2006, the Board of Directors approved a $0.05 per share common dividend. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

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

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc. (“Chaparral”), RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship. A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005. During the three months ended March 31, 2006, RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $203,000 compared to $158,000 for the comparable period in 2005.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $131,000 for the three months ended March 31, 2006 and $327,000 for the three months ended March 31, 2005.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $18,000 for the three months ended March 31, 2006 and $17,000 for the three months ended March 31, 2005.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005. There have been no significant changes in the critical accounting policies since year-end.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 of the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

RPC, INC. AND SUBSIDIARIES

During the first quarter of 2006, the Company adopted the provisions of SFAS 123R. Accordingly, the Company is now recording compensation expense related to the unvested portion of the options and recording estimated forfeitures for the compensation expense related to restricted shares. The estimated forfeiture rate is determined based on historical experience. The incremental impact of adoption of SFAS 123R was a reduction in pre-tax income of approximately $268,000 in the first quarter of 2006. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding the adoption of SFAS123R.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the impact of inflation on the Company’s results, our ability to maintain a conservative, liquid balance sheet, our business strategy, plans and objectives, including the development of international growth opportunities, market risk exposure, adequacy of capital resources and funds, opportunity for growth and expansion, the anticipated relative impact of natural gas and oil prices on Company activity levels, anticipated pension funding payments and capital expenditures, expectations as to future stock repurchases and payment of dividends and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

RPC, INC. AND SUBSIDIARIES

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward looking statements. Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, its other SEC filings and the following: the possibility of declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, and risks of international operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility which was recently increased to $50 million during the first quarter of 2006. As of March 31, 2006, there are no outstanding interest-bearing advances on our credit facilities.

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

As of the end of the period covered by this report, March 31, 2006 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company in the first quarter of 2006 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 January 1, 2006 to January 31, 2006	34,176	(1)	$32.72	-	2,711,310

Month #2 February 1, 2006 to February 28, 2006	9,101	(1)	27.60	-	2,711,310

Month #3 March 1, 2006 to March 31, 2006	3,605	(2)	21.51	-	2,711,310

Totals	46,882		$30.87	-	2,711,310

(1) Consists solely of shares tendered to the Company in connection with option exercises and shares repurchased for taxes related to the release of restricted shares.
(2) Consists solely of shares tendered to the Company in connection with option exercises.
(3) The Company's Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 7,875,000 shares  in the open market.
      During the first quarter of 2006, there were no purchases of shares on the open market. Currently the program does not have a predetermined expiration date.

RPC, INC. AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. Exhibits

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc.
3.2	Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2004).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1
Summary of ‘at will’ compensation arrangements with the Executive Officers (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.2
Amended and Restated Credit Agreement dated as of March 10, 2006, between the Company and SunTrust Bank (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

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

RPC, INC.

Date: May 8, 2006	By:	/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer (Principal Executive Officer

Date: May 8, 2006	By:	/s/ Ben M. Palmer
Ben M. Palmer
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)