Form 10-Q
period 2006-06-30
RPC INC
filed 2006-08-07
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

Commission File No. 1-8726

RPC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1550825 (I.R.S. Employer Identification Number)

2170 Piedmont Road, NE, Atlanta, Georgia 30324
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code –  (404) 321-2140

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 25, 2006, RPC, Inc. had 64,944,467 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
(In thousands)
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$2,936	$12,809
Accounts receivable, net	132,125	107,428
Inventories	16,524	13,298
Deferred income taxes	4,466	5,304
Prepaid expenses and other current assets	2,783	4,004
Total current assets	158,834	142,843
Property, plant and equipment, net	180,506	141,218
Goodwill	24,093	24,093
Other assets	4,372	3,631
Total assets	$367,805	$311,785

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$39,455	$30,437
Accrued payroll and related expenses	10,017	11,903
Accrued insurance expenses	3,683	3,695
Accrued state, local and other taxes	2,330	2,585
Income taxes payable	723	791
Short-term debt	2,036	—
Other accrued expenses	756	544
Total current liabilities	59,000	49,955
Accrued insurance expenses	6,280	6,168
Long-term pension liabilities	12,046	13,614
Deferred income taxes	8,074	8,758
Other long-term liabilities	2,170	789
Total liabilities	87,570	79,284
Common stock	6,492	6,445
Capital in excess of par value	15,589	19,235
Retained earnings	266,008	219,907
Deferred compensation	—	(5,391)
Accumulated other comprehensive loss	(7,854)	(7,695)
Total stockholders' equity	280,235	232,501
Total liabilities and stockholders' equity	$367,805	$311,785

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues	$146,065	$101,945	$282,089	$194,275
Cost of services rendered and goods sold	69,695	55,746	135,446	106,157
Selling, general and administrative expenses	22,392	18,188	43,475	36,594
Depreciation and amortization	11,597	9,607	22,302	18,887
Gain on disposition of assets, net	(1,969)	(785)	(3,001)	(1,411)
Operating profit	44,350	19,189	83,867	34,048
Interest income, net	94	78	247	170
Other income, net	119	193	380	1,463
Income before income taxes	44,563	19,460	84,494	35,681
Income tax provision	16,949	7,550	31,980	13,844
Net income	$27,614	$11,910	$52,514	$21,837

Earnings per share
Basic	$0.43	$0.19	$0.83	$0.34
Diluted	$0.42	$0.18	$0.80	$0.33

Dividends per share	$0.050	$0.027	$0.100	$0.053

Average shares outstanding
Basic	63,624	63,348	63,497	63,634
Diluted	65,756	65,283	65,800	65,688

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 and 2005
(In thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$52,514	$21,837
Noncash charges (credits) to earnings:
Depreciation, amortization and other non-cash charges	23,776	19,547
Gain on disposition of assets, net	(3,001)	(1,411)
Deferred income tax provision (benefit)	251	(355)
Changes in current assets and liabilities:
Accounts receivable	(24,697)	(6,133)
Income taxes receivable	—	(577)
Inventories	(3,222)	(2,040)
Prepaid expenses and other current assets	965	1,075
Accounts payable	9,018	2,761
Income taxes payable	(68)	(113)
Accrued payroll and related expenses	(1,886)	(777)
Accrued insurance expenses	(12)	(604)
Accrued state, local and other expenses	(255)	39
Other accrued expenses	212	(381)
Changes in working capital	(19,945)	(6,750)
Changes in other assets and liabilities:
Long-term pension liabilities	(1,568)	(354)
Long-term accrued insurance expenses	112	481
Other non-current assets	(750)	(503)
Other non-current liabilities	1,381	26
Net cash provided by operating activities	52,770	32,518

INVESTING ACTIVITIES
Capital expenditures	(62,534)	(34,066)
Purchase of businesses	—	(4,597)
Proceeds from sale of property and equipment	3,951	2,886
Net cash used for investing activities	(58,583)	(35,777)

FINANCING ACTIVITIES
Payment of dividends	(6,414)	(3,400)
Borrowings (payments) on debt	2,036	(2,800)
Excess tax benefit for share-based payments	1,287	—
Cash paid for common stock purchased and retired	(1,944)	(10,211)
Proceeds received upon exercise of stock options	975	644
Net cash used for financing activities	(4,060)	(15,767)

Net decrease in cash and cash equivalents	(9,873)	(19,026)
Cash and cash equivalents at beginning of period	12,809	29,636
Cash and cash equivalents at end of period	$2,936	$10,610

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited condensed consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30		Six months ended June 30
(In thousands except per share data amounts)	2006	2005	2006	2005
Net income available for stockholders (numerator for basic and diluted earnings per share):	$27,614	$11,910	$52,514	$21,837
Shares (denominator):
Weighted-average shares outstanding (denominator for basic earnings per share)	63,624	63,348	63,497	63,634
Effect of dilutive securities:
Employee stock options and restricted stock	2,132	1,935	2,303	2,054
Adjusted weighted average shares (denominator for diluted earnings per share)	65,756	65,283	65,800	65,688
Earnings per share:
Basic	$0.43	$0.19	$0.83	$0.34
Diluted	$0.42	$0.18	$0.80	$0.33

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of applying the various provisions of FIN 48.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2006	2005	2006	2005
Net income as reported	$27,614	$11,910	$52,514	$21,837
Change in unrealized gain (loss) on securities, net of taxes	(51)	19	(159)	132
Comprehensive income	$27,563	$11,929	$52,355	$21,969

5.	STOCK-BASED COMPENSATION

The Company has issued stock options and restricted stock to employees under two stock incentive plans that were approved by shareholders in 1994 and 2004. The 1994 plan expired in 2004. The Company reserved 3,375,000 shares of common stock under the 2004 Plan which expires 10 years from the date of approval. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock which are discussed in detail below. As of June 30, 2006, there were 2,483,075 shares available for grants.

On January 1, 2006, the Company adopted the provisions of SFAS 123R, which revises SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123R also requires that cash flows related to share-based payment awards to employees that result in tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as a financing cash flows.

Prior to January 1, 2006, the Company provided the disclosures required by SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosures”, and accounted for all of its stock-based compensation under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method prescribed therein. Accordingly, the Company did not recognize compensation expense for the options granted since the exercise price was the same as the market price of the shares on the date of grant. Compensation cost on the restricted stock was recorded as deferred compensation in stockholders’ equity based on the fair market value of the shares on the date of issuance and amortized ratably over the respective vesting period. Forfeitures related to restricted stock were previously accounted for as they occurred.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As permitted by SFAS 123R, the Company has elected to use the modified prospective transition method and therefore financial results for prior periods have not been restated. Under this transition method, the Company will recognize compensation expense for the unvested portion of stock options outstanding over the remainder of the service period. The compensation cost recorded for these stock options is based on their fair value at grant date less the cost of estimated forfeitures as calculated for pro forma disclosures required by SFAS 123.

Pre-tax stock-based employee compensation expense was $773,000 ($546,000 after tax) for the three months ended June 30, 2006 and $1,474,000 ($1,078,000 after tax) for the six months ended June 30, 2006. As a result of the adoption of SFAS 123R, financial results were lower than under the previous accounting method for share-based compensation by the following amounts:

(In thousands)	Three months ended June 30, 2006	Six months ended June 30, 2006
Earnings before income taxes	$188	$464
Net earnings	$183	$453
Basic net earnings per common share	$0.003	$0.007
Diluted net earnings per common share	$0.003	$0.007

There was no impact to basic and diluted earnings per share for the three months and six months ended June 30, 2006, with the exception of basic earnings per share which decreased from $0.44 to $0.43 for the three months ended June 30, 2006.

The following table illustrates the effect on net income and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three months and six months ended June 30, 2005:

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share data amounts)	Three months ended June 30, 2005	Six months ended June 30, 2005

Net income - as reported	$11,910	$21,837
Add: Stock-based employee compensation cost, previously included in reported net income, net of related tax effect	196	409
Deduct: Stock-based employee compensation cost, computed using the Black-Scholes option pricing model, for all awards, net of related tax effect	(365)	(748)
Pro forma net income	$11,741	$21,498
Earnings per share, as reported
Basic	$0.19	$0.34
Diluted	$0.18	$0.33
Pro forma earnings per share
Basic	$0.19	$0.34
Diluted	$0.18	$0.33

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions involving RPC’s stock options for the six months ended June 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,329,110	$4.64	5.4 years
Granted	—	—	N/A
Exercised	(425,343)	4.41	N/A
Forfeited	(46,875)	4.60	N/A
Expired	—	—	N/A
Outstanding at June 30, 2006	1,856,892	$4.70	4.95 years	$36,358,000
Exercisable at June 30, 2006	1,348,168	$4.82	4.45 years	$26,235,000

The total intrinsic value of stock options exercised were $4,540,000 during the six months ended June 30, 2006 and $1,133,000 during the six months ended June 30, 2005. There were no recognized excess tax benefits associated with the exercise of stock options during the six months ended June 30, 2006 and 2005, since all of the stock options exercised were incentive stock options which do not generate tax deductions for the Company.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2006	1,235,991	$6.65
Granted	166,900	33.48
Vested	(181,416)	4.77
Forfeited	(25,350)	9.98
Non-vested shares at June 30, 2006	1,196,125	$10.61

The total fair value of shares vested during the six months ended June 30, 2006 was $5,228,000 and during the six months ended June 30, 2005 was $338,000. The tax benefit for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value aggregating $1,287,000 during the six months ended June 30, 2006 and $0 during the six months ended June 30, 2005. This excess tax deduction is classified as a financing cash flow during the six months ended June 30, 2006 in accordance with SFAS123R.

Other Information

As of June 30, 2006, total unrecognized compensation cost related to non-vested restricted shares was $9,926,000 which is expected to be recognized over a weighted-average period of 3.9 years. Unearned compensation cost associated with non-vested restricted shares previously reflected as deferred compensation in stockholders’ equity was reclassified to capital in excess of par value as required by SFAS 123R. As of June 30, 2006, total unrecognized compensation cost related to non-vested stock options was $793,000 which is expected to be recognized over a weighted-average period of 1.5 years.

The Company received cash from options exercised of $975,000 during the six months ended June 30, 2006 and of $644,000 during the six months ended June 30, 2005. These cash receipts are included in financing activities in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $902,000 during the six months ended June 30, 2006 and $235,000 during the six months ended June 30, 2005 and has been excluded from the consolidated statements of cash flows.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain information with respect to RPC’s business segments is set forth in the following table:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
(in thousands)

Revenues:
Technical Services	$119,572	$85,959	$234,333	$163,917
Support Services	26,493	15,986	47,756	30,341
Other	—	—	—	17
Total revenues	$146,065	$101,945	$282,089	$194,275
Operating profit (loss):
Technical Services	$37,044	$17,330	$73,283	$32,118
Support Services	8,361	3,311	13,552	5,482
Other	—	(133)	—	(298)
Corporate	(3,024)	(2,104)	(5,969)	(4,665)
Gain on disposition of assets, net	1,969	785	3,001	1,411
Total operating profit	44,350	19,189	83,867	34,048
Interest income, net	94	78	247	170
Other income, net	119	193	380	1,463
Income before income taxes	$44,563	$19,460	$84,494	$35,681

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVENTORIES

Inventories of $16,524,000 at June 30, 2006 and $13,298,000 at December 31, 2005 consist of raw materials, parts and supplies.

8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	426	436	852	872
Expected return on plan assets	(472)	(428)	(944)	(857)
Amortization of unrecognized net losses	250	263	500	527
Net periodic benefit cost	$204	$271	$408	$542

In the first quarter of 2006, the Company contributed $2.6 million to the multiple employer pension plan. The Company does not currently expect to make any additional contributions to this plan in 2006.

8.	SHORT-TERM DEBT

The Company has access to a $50 million credit facility with a financial institution encompassing letters of credit and a demand note. The credit facility requires interest payments monthly on outstanding advances generally at LIBOR plus a margin ranging between 0.875% and 1.50%. Any outstanding advances are due upon demand by the lender and the facility remains outstanding until cancelled by either party. As of June 30, 2006, there are outstanding interest-bearing advances of $2.0 million under this credit facility.

9.	INCOME TAXES

The Company determines its periodic income tax expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005 is incorporated herein by reference. Since year-end, the Company's operational strategies have not changed. However, the Company has decided to change its capital structure by seeking outside debt financing to acquire revenue-producing equipment to support its long-term growth plan. For this reason, the strategy of maximizing shareholder returns by optimizing the balance between cash invested in productive assets, the payment of dividends, and the repurchase of the Company's common stock now includes the use of debt financing to invest in productive assets.

During the second quarter of 2006, revenues increased 43.3 percent to $146.1 million compared to the same period in the prior year. The growth in revenues resulted from improved pricing for our equipment and services, higher capacity, and increased utilization consistent with higher customer activity levels. The growth in revenues was partially offset by the absence of revenues from selected service lines that we sold in the third quarter of 2005. The increase in prices is partially attributable to the issuance of new price books for portions of our business during the first quarter of 2006. International revenues for the second quarter of 2006 increased due to increases in Canada, Kuwait, Turkmenistan, and Argentina. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Income before income taxes was $44.6 million during the second quarter of 2006 compared to $19.5 million in the prior year. The effective tax rate for the three months ended June 30, 2006 was 38.0 percent compared to 38.8 percent in the prior year. Diluted earnings per share increased to $0.42 for the three months ended June 30, 2006 compared to $0.18 in the prior year. Cash flows from operating activities were $52.8 million for the six months ended June 30, 2006 compared to $32.5 million for the same period in the prior year, and cash and cash equivalents were $2.9 million at June 30, 2006, a decrease of $9.9 million compared to December 31, 2005. This decrease in cash and cash equivalents occurred primarily because of increased capital expenditures to expand our fleet of equipment. As of June 30, 2006, there are outstanding interest-bearing advances of $2.0 million on our credit facility.

RPC, INC. AND SUBSIDIARIES

Cost of services rendered and goods sold as a percentage of revenues decreased seven percentage points in the second quarter of 2006 compared to the second quarter of 2005. This improvement was due to higher equipment and personnel utilization, improved pricing and the leverage of fixed costs over higher revenues.

Selling, general and administrative expenses as a percentage of revenues decreased by almost three percentage points, which was due to the leverage of these costs over higher revenues partially offset by an increase in field administrative personnel consistent with higher activity levels, and increased incentive compensation consistent with improved financial results.

Consistent with our strategy to selectively grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $36.6 million in the second quarter of 2006. We are currently selecting a group of banks that will put a credit facility in place that will allow for up to approximately $200 million in borrowings to finance higher capital expenditures during the third and fourth quarters of 2006 and in subsequent fiscal years. Although we currently expect capital expenditures to be approximately $222 million during 2006, the total amount of 2006 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities and the ultimate delivery dates for equipment on order. We expect these expenditures to be primarily directed toward our larger, core service lines including primarily pressure pumping, but also hydraulic workover, coiled tubing, nitrogen, and rental tools.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, has been stable or gradually increasing for several years, and the overall domestic rig count during the second quarter of 2006 was approximately 22 percent higher than in the comparable period in 2005. The average price of oil rose by approximately 33 percent and the average price of natural gas declined by more than 6 percent during the second quarter compared to the prior year. While the overall drilling rig count has increased, drilling activity in the Gulf of Mexico remains weak, which is unfavorable to the Company because of its historical presence in this geographic market. The Company has responded to these trends by emphasizing investments in more robust domestic markets and making only selective investments in the Gulf of Mexico market. In spite of relatively stable industry conditions, the Company understands that factors influencing the industry are unpredictable. Our response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure. Although we have recently decided to assume debt to finance our expansion, we will still maintain a conservative financial structure. Based on current industry conditions and trends during the six months ended June 30, 2006, we expect consolidated revenues for 2006 to increase as compared to 2005, although the volatility in our industry makes accurate near-term forecasts difficult.

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

RPC, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Consolidated revenues [in thousands]	$146,065	$101,945	$282,089	$194,275
Revenues by business segment [in thousands]:
Technical	$119,572	$85,959	$234,333	$163,917
Support	26,493	15,986	47,756	30,341
Other	—	—	—	17

Consolidated operating profit [in thousands]	$44,350	$19,189	$83,867	$34,048
Operating profit (loss) by business segment [in thousands]:
Technical	$37,044	$17,330	$73,283	$32,118
Support	8,361	3,311	13,552	5,482
Other	—	(133)	—	(298)
Corporate	$(3,024)	$(2,104)	$(5,969)	$(4,665)
Gain on disposition of assets, net	$1,969	$785	$3,001	$1,411

Percentage cost of services rendered & goods sold to revenues	47.7%	54.7%	48.0%	54.6%
Percentage selling, general & administrative expenses to revenues	15.3%	17.8%	15.4%	18.8%
Percentage depreciation and amortization expense to revenues	7.9%	9.4%	7.9%	9.7%
Average U.S. domestic rig count	1,635	1,339	1,578	1,311
Average natural gas price (per thousand cubic feet (mcf))	$6.45	$6.90	$7.05	$6.72
Average oil price (per barrel)	$71.00	$53.21	$67.46	$51.82

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Revenues for the three months ended June 30, 2006 increased 43.3 percent compared to the three months ended June 30, 2005. Domestic revenues increased 41.2 percent to $139.1 million during the second quarter of 2006 compared to the same period in the prior year. The increases in revenues are due to higher activity levels, increased capacity in our largest service lines and improved pricing. The increase in pricing is mostly attributed to new price books effective during the third quarter of 2005 and first quarter of 2006 and higher customer demand for our services. The strength in our domestic oilfield revenues compared to the prior year was partially offset by the effects of no revenues from our hammer, casing, laydown and casing torque-turn service lines, which were sold during the third quarter of 2005. International revenues increased from $3.5 million to $7.0 million. Revenues increased in Canada, Kuwait, Turkmenistan and Argentina. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

RPC, INC. AND SUBSIDIARIES

In addition, the average price of natural gas decreased by approximately 6 percent and the average price of oil increased approximately 33 percent during the second quarter of 2006 as compared to the prior year. The average domestic rig count during the quarter was over 22 percent higher than the same period in 2005. This increase in drilling activity had a positive impact on our financial results. We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

The Technical Services segment revenues for the quarter increased 39.1 percent compared to the second quarter of last year. Revenues in this segment increased due to higher customer activity, higher capacity through increased capital expenditures, and improved pricing. The Support Services segment revenues for the quarter increased 65.7 percent compared to the first quarter of prior year. This improvement was due to increased capacity driven by higher capital expenditures and improved pricing driven by higher customer demand in the rental tool service line, the largest within this segment, and the other service lines that comprise this segment.

Cost of services rendered and goods sold increased 25.0 percent due to the variable nature of many of these expenses, including compensation, maintenance and repair expenses, materials and supplies expenses, as well as increases in fuel costs due to higher prices partially offset by lower insurance costs due to improved claims experience. Cost of services rendered and goods sold, as a percent of revenues, decreased from the second quarter of 2005 compared to the second quarter of 2006 due to leveraging of fixed costs over higher revenues as a result of increased equipment and personnel utilization, and improved pricing.

Selling, general and administrative expenses for the three months ended June 30, 2006 increased 23.1 percent to $22.4 million compared to $18.2 million for the three months ended June 30, 2005. This increase was primarily due to higher employment costs because of an increase in field administrative personnel consistent with higher activity levels, and increased compensation costs consistent with improved profitability. These costs as a percent of revenues, however, decreased due to leveraging of these costs over higher revenues.

Depreciation and amortization totaled $11.6 million for the three months ended June 30, 2006, a 20.7 percent increase, compared to $9.6 million for the quarter ended June 30, 2005. This increase in depreciation and amortization resulted from a higher level of capital expenditures during recent quarters within both Support Services and Technical Services to increase capacity and to maintain our existing equipment.

Gain on disposition of assets, net was $2.0 million compared to $0.8 million in the comparable period in the prior year. Gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net for the three months ended June 30, 2006 was $119,000, a decrease of $74,000 million compared to $193,000 for the three months ended June 30, 2005. Other income, net primarily includes gains from settlements of various legal and insurance claims.

 Interest income, net was $94,000 for the three months ended June 30, 2006 compared to $78,000 for the quarter ended June 30, 2005. The increase in interest income (expense), net resulted primarily from the reduction in outstanding debt through annual principal payments made during 2005, and small increases in interest income in the second quarter compared to the prior year. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original maturities of three months or less. Interest expense is incurred on outstanding interest bearing advances on our credit facility.

RPC, INC. AND SUBSIDIARIES

Income tax provision was $16.9 million during the three months ended June 30, 2006, compared to $7.6 million in 2005. This increase was due to the increase in income before taxes partially offset by a slight decrease in the effective tax rate.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Revenues for the six months ended June 30, 2006 increased 45.2 percent compared to the six months ended June 30, 2005. The Technical Services segment revenues for the six months ended June 30, 2006 increased 43.0 percent from the same period of the prior year due primarily to higher customer activity, increased capacity driven by higher capital expenditures, and improved pricing. The Support Services segment revenues for the six months ended June 30, 2006 increased 57.4 percent from the same period of the prior year due to increased capacity driven by higher capital expenditures and improved pricing in the rental tool service line, the largest within this segment, as well as other service lines in this segment.

Domestic revenues increased during the period due to higher customer drilling activity. The average domestic rig count during the six months ended June 30, 2006 was over 20 percent higher than the same period in 2005. In addition, the average price of natural gas increased almost five percent and the average price of oil increased over 30 percent during the six months ended June 30, 2006 compared to the same period prior year. These increases in oil and gas prices and the resulting increase in drilling activity had a positive impact on our financial results which was partially offset by the elimination of revenues from the service lines sold during the third quarter of 2005. International revenues increased from $5.8 million to $14.1 million due mainly to increases in Canada, Kuwait, Turkmenistan and Argentina.

Cost of services rendered and goods sold increased 27.6 percent due to the variable nature of many of these expenses, including compensation, maintenance and repair expenses, materials and supplies expenses, as well as increases in fuel costs due to higher prices partially offset by lower insurance costs due to improved claims experience. Cost of services rendered and goods sold, as a percent of revenues, decreased from the six months ended June 30, 2005 compared to the six months ended June 30, 2006 due to leveraging of fixed costs over higher revenues as a result of increased equipment and personnel utilization, and improved pricing.

Selling, general and administrative expenses for the six months ended June 30, 2006 increased 18.8 percent to $43.5 million compared to $36.6 million for the six months ended June 30, 2005. This increase was primarily due to higher employment costs because of an increase in field administrative personnel consistent with higher activity levels, and increased compensation costs consistent with improved profitability. These costs as a percent of revenues, however, decreased due to leveraging of these costs over higher revenues.

RPC, INC. AND SUBSIDIARIES

Depreciation and amortization totaled $22.3 million for the six months ended June 30, 2006, a 18.1 percent increase, compared to $18.9 million for the six months ended June 30, 2005. This increase in depreciation and amortization resulted from a higher level of capital expenditures during recent quarters within both Support Services and Technical Services to increase capacity and to maintain our existing equipment.

Gain on disposition of assets, net was $3.0 million compared to $1.4 million in the comparable period in the prior year. Gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net for the six months ended June 30, 2006 was $0.4 million, a decrease of $1.1 million compared to $1.5 million for the six months ended June 30, 2005. The decrease is primarily due to proceeds from a litigation settlement that were realized during the first quarter of 2005. The remaining other income, net primarily includes gains from settlements of various other legal and insurance claims.

Interest income, net was $247,000 for the six months ended June 30, 2006 compared to $170,000 for the six months ended June 30, 2005. The increase in interest income (expense), net resulted primarily from the reduction in outstanding debt through annual principal payments made during 2005, and small increases in interest income in the second quarter compared to the prior year. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original maturities of three months or less. Interest expense is incurred on outstanding interest bearing advances on our credit facility.

Income tax provision was $32.0 million during the six months ended June 30, 2006, compared to $13.8 million in 2005. This increase was due to the increase in income before taxes partially offset by a slight decrease in the effective tax rate.

RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2006 were $2.9 million. The following table sets forth the historical cash flows for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,
(In thousands)	2006	2005

Net cash provided by operating activities	$52,770	$32,518
Net cash used for investing activities	58,583	35,777
Net cash used for financing activities	4,060	15,767

Cash provided by operating activities for the six months ended June 30, 2006 increased $20.2 million compared to the comparable period in the prior year. Cash provided by operating activities increased primarily due to a $30.7 million increase in net income partially offset by higher working capital requirements. Working capital increases were primarily related to higher accounts receivable and inventories partially offset by higher accounts payable consistent with higher business activity levels.

Cash used for investing activities for the six months ended June 30, 2006 increased by $22.8 million, compared to the six months ended June 30, 2005, primarily as a result of higher capital expenditures to increase capacity and maintain our existing equipment. This increase was partially offset by earnout payments made in the second quarter of 2005 which did not recur in the current period.

Cash used for financing activities for the six months ended June 30, 2006 decreased by $11.7 million, compared to the six months ended June 30, 2005, primarily due to a decrease in repurchases of common shares, short-term borrowings during the second quarter of 2006, and principal loan repayments made in the first quarter of 2005 not made in the current period. This decrease was partially offset by an 85 percent increase in dividends paid to common shareholders, partially offset by an excess tax benefit for share-based payments.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2006, remains strong. We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, which includes access to a $50 million credit facility with a financial institution, of which $33.6 million was available as of June 30, 2006, cash expected to be generated from operations and proceeds from a credit facility that we believe will be in place by the end of the third quarter, will provide sufficient capital to meet our requirements for at least the next twelve months. The portion of the credit facility that is not currently available supports letters of credit relating to self-insurance programs or contract bids and outstanding advances of $2.0 million on a line of credit.

RPC, INC. AND SUBSIDIARIES

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position and the expected amount of cash to be provided by operations and proceeds from our credit facility that we believe will be in place by the end of the third quarter. We believe our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels. Subsequent to the third quarter of 2006, the Company's decisions about the amount of cash to be used for investing and financing activities will also be influenced by the financial covenants in our credit facility.

Cash Requirements

The Company currently expects that capital expenditures during 2006 will be approximately $222 million, of which $62.5 million has been spent as of June 30, 2006, but the actual amount of 2006 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, equipment delivery schedules and the Company’s capital resources.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the first quarter of 2006, the Company contributed $2.6 million to the pension plan. The Company does not currently expect to make any additional contributions to the pension plan in 2006.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 7,875,000 shares. The Company did not repurchase any stock under the program during the six months ended June 30, 2006, but it expects to continue repurchasing outstanding common shares periodically based on market conditions and our capital allocation strategies. The program does not have a predetermined expiration date.

On July 25, 2006, the Board of Directors approved a $0.05 per share common dividend. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

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

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship. A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005. During the six months ended June 30, 2006, RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $389,000 compared to $301,000 for the comparable period in 2005.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $407,000 for the six months ended June 30, 2006 and $538,000 for the six months ended June 30, 2005.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $44,000 for the six months ended June 30, 2006 and $35,000 for the six months ended June 30, 2005.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.  There have been no significant changes in the critical accounting policies since year-end.

RPC, INC. AND SUBSIDIARIES

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements, the impact of inflation on the Company’s results, our ability to obtain outside debt financing, our ability to acquire revenue-producing equipment to support long-term growth, our business strategy, plans and objectives, including the development of international growth opportunities, market risk exposure, adequacy of capital resources and funds, opportunity for growth and expansion, the anticipated relative impact of natural gas and oil prices on Company activity levels, anticipated pension funding payments and capital expenditures, expectations as to future stock repurchases and payment of dividends and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility which was increased to $50 million during the first quarter of 2006. As of June 30, 2006, there are outstanding interest-bearing advances of $2.0 million on our credit facility which bear interest at a floating rate.

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

As of the end of the period covered by this report, June 30, 2006 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A. RISK FACTORS

See risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company in the second quarter of 2006 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
April 1, 2006 to April 30, 2006	36,474	(1)	$26.59	—	2,711,310

Month #2
May 1, 2006 to May 31, 2006	10,058	(2)	31.36	—	2,711,310

Month #3
June 1, 2006 to June 30, 2006	4,790	(2)	23.79	—	2,711,310

Totals	51,322		$28.20	—	2,711,310

(1)	Consists solely of shares tendered to the Company in connection with option exercises and shares repurchased for taxes related to the release of restricted shares.

(2)	Consists solely of shares tendered to the Company in connection with option exercises.

(3)
The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 7,875,000 shares in the open market. During the second quarter of 2006, there were no purchases of shares on the open market. Currently the program does not have a predetermined expiration date.

RPC, INC. AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on April 25, 2006. At the meeting, the stockholders i. re-elected three Class I directors to the Board of Directors for the terms expiring in 2009, ii. approved an increase in the Company’s authorized shares of capital stock and iii. approved the incentive cash compensation plan.

The following table sets forth the votes cast with respect to each of these proposals:

Proposal	For	Against	Withheld	Abstain	Broker Non Votes
Re-election of Richard A. Hubbell	55,218,161	n/a	2,599,129	n/a	n/a
Re-election of Linda H. Graham	55,139,300	n/a	2,677,990	n/a	n/a
Re-election of Bill J. Dismuke	57,078,656	n/a	738,634	n/a	n/a
Increase Shares of Capital stock	55,955,081	1,844,983	n/a	7,225	n/a
Approve Incentive Cash Compensation	56, 766,973	1,009,412	n/a	40,905	n/a

Messrs. R. Randall Rollins, Wilton Looney, Gary W. Rollins, Henry B. Tippie, James B. Williams and James A. Lane, Jr., were not up for re-election and have continued as directors.

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

RPC, INC.

Date: August 7, 2006	/s/ Richard A. Hubbell
Richard A. Hubbell President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2006	/s/ Ben M. Palmer
Ben M. Palmer Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)