Form 10-Q
period 2006-09-30
RPC INC
filed 2006-11-02
CIK 742278

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of October 24, 2006, RPC, Inc. had 64,754,044 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(In thousands)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$7,015	$12,809
Accounts receivable, net	138,613	107,428
Inventories	18,556	13,298
Deferred income taxes	4,575	5,304
Prepaid expenses and other current assets	1,900	4,004
Total current assets	170,659	142,843
Property, plant and equipment, net	224,699	141,218
Goodwill	24,093	24,093
Other assets	4,734	3,631
Total assets	$424,185	$311,785

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$56,739	$30,437
Accrued payroll and related expenses	12,852	11,903
Accrued insurance expenses	3,384	3,695
Accrued state, local and other taxes	3,170	2,585
Income taxes payable	4,142	791
Other accrued expenses	846	544
Total current liabilities	81,133	49,955
Accrued insurance expenses	6,557	6,168
Notes payable to banks	6,650	—
Long-term pension liabilities	12,315	13,614
Deferred income taxes	7,922	8,758
Other long-term liabilities	3,351	789
Total liabilities	117,928	79,284
Common stock	6,474	6,445
Capital in excess of par value	16,068	19,235
Retained earnings	291,589	219,907
Deferred compensation	—	(5,391)
Accumulated other comprehensive loss	(7,874)	(7,695)
Total stockholders' equity	306,257	232,501
Total liabilities and stockholders' equity	$424,185	$311,785

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues	$154,209	$115,801	$436,298	$310,076
Cost of services rendered and goods sold	74,011	61,424	209,457	167,581
Selling, general and administrative expenses	23,480	19,000	66,955	55,594
Depreciation and amortization	11,572	9,863	33,874	28,750
Gain on disposition of assets, net	(1,479)	(10,801)	(4,480)	(12,212)
Operating profit	46,625	36,315	130,492	70,363
Interest income, net	13	131	260	301
Other income, net	320	319	700	1,782
Income before income taxes	46,958	36,765	131,452	72,446
Income tax provision	18,188	13,658	50,168	27,502
Net income	$28,770	$23,107	$81,284	$44,944

Earnings per share
Basic	$0.45	$0.37	$1.28	$0.71
Diluted	$0.44	$0.35	$1.24	$0.69

Dividends per share	$0.050	$0.027	$0.150	$0.080

Average shares outstanding
Basic	63,761	63,043	63,695	63,437
Diluted	65,533	65,331	65,715	65,589

PRO FORMA BASIS
(AS ADJUSTED FOR 3-FOR-2 STOCK SPLIT TO BE EFFECTIVE DECEMBER 11, 2006)

Earnings per share
Basic	$0.30	$0.24	$0.85	$0.47
Diluted	$0.29	$0.24	$0.82	$0.46

Dividends per share	$0.033	$0.018	$0.100	$0.053

Average shares outstanding
Basic	95,641	94,565	95,543	95,156
Diluted	98,300	97,996	98,573	98,384

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$81,284	$44,944
Noncash charges (credits) to earnings:
Depreciation and amortization	33,874	28,750
Stock-based compensation	1,816	956
Gain on disposition of assets, net	(4,480)	(12,212)
Deferred income tax provision (benefit)	2	(2,856)
Changes in current assets and liabilities:
Accounts receivable	(31,185)	(23,040)
Inventories	(5,254)	(1,542)
Prepaid expenses and other current assets	1,861	2,122
Accounts payable	26,302	10,774
Income taxes payable	3,351	7,221
Accrued payroll and related expenses	949	(136)
Accrued insurance expenses	(311)	143
Accrued state, local and other expenses	585	482
Other accrued expenses	302	(315)
Changes in working capital	(3,400)	(4,291)
Changes in other assets and liabilities:
Long-term pension liabilities	(1,299)	136
Long-term accrued insurance expenses	389	323
Other non-current assets	(688)	(480)
Other non-current liabilities	2,562	26
Net cash provided by operating activities	110,060	55,296

INVESTING ACTIVITIES
Capital expenditures	(118,831)	(55,439)
Purchase of businesses	—	(6,965)
Proceeds from sale of property and equipment	5,962	18,414
Net cash used for investing activities	(112,869)	(43,990)

FINANCING ACTIVITIES
Payment of dividends	(9,602)	(5,082)
Borrowings from notes payable to banks	15,100	—
Repayments on notes payable to banks	(8,450)	—
Debt issue costs for notes payable to banks	(469)	—
Payments on other outstanding debt	—	(4,800)
Excess tax benefits for share-based payments	1,325	—
Cash paid for common stock purchased and retired	(2,019)	(10,268)
Proceeds received upon exercise of stock options	1,130	768
Net cash used for financing activities	(2,985)	(19,382)

Net decrease in cash and cash equivalents	(5,794)	(8,076)
Cash and cash equivalents at beginning of period	12,809	29,636
Cash and cash equivalents at end of period	$7,015	$21,560

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

The accompanying unaudited consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

On October 24, 2006 at its quarterly meeting, the Board of Directors authorized a three-for-two stock split by issuance on December 11, 2006 of one additional common share for every two common shares held of record as of November 10, 2006. Accordingly, the par value of additional shares issued will be adjusted between common stock and capital in excess of par value, and fractional shares resulting from the stock split will be settled in cash. The share and per share data on the historical (actual) basis presented in the interim financial statements have not been adjusted for the stock split. The consolidated statements of operations present, on a pro forma basis, share and per share information reflecting the stock split.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Certain prior year balances have been reclassified to conform to the current year’s presentation.

2.	REVENUE RECOGNITION

RPC’s revenues are generated from product sales, equipment rentals and services. Revenues from product sales, equipment rentals and services are based on fixed or determinable priced purchase orders or contracts with the customer and do not include the right of return. The Company recognizes revenue from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, and collectibility is reasonably assured. Equipment rental and service revenues are recognized when the services are rendered and collectibility is reasonably assured. Rates for rentals and services are priced on a per day, per unit of measure, per man hour or similar basis.

RPC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	EARNINGS PER SHARE

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

	Three months ended September 30		Nine months ended September 30
(In thousands except per share data amounts)	2006	2005	2006	2005
Net income available for stockholders (numerator for basic and diluted earnings per share):	$28,770	$23,107	$81,284	$44,944
Shares (denominator):
Weighted-average shares outstanding (denominator for basic earnings per share)	63,761	63,043	63,695	63,437
Effect of dilutive securities:
Employee stock options and restricted stock	1,772	2,288	2,020	2,152
Adjusted weighted average shares (denominator for diluted earnings per share)	65,533	65,331	65,715	65,589
Earnings per share:
Basic	$0.45	$0.37	$1.28	$0.71
Diluted	$0.44	$0.35	$1.24	$0.69

4.	RECENT ACCOUNTING PRONOUNCEMENTS

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

RPC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of applying the various provisions of SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of applying the various provisions of SFAS 158.

RPC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108.

5.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2006	2005	2006	2005
Net income as reported	$28,770	$23,107	$81,284	$44,944
Change in unrealized gain (loss) on securities, net of taxes	(20)	129	(179)	261
Comprehensive income	$28,750	$23,236	$81,105	$45,205

5.	STOCK-BASED COMPENSATION

The Company has issued stock options and restricted stock to employees under two stock incentive plans that were approved by shareholders in 1994 and 2004. The 1994 plan expired in 2004. The Company reserved 3,375,000 shares of common stock under the 2004 Plan which expires ten years from the date of approval. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock which are discussed in detail below. As of September 30, 2006, there were 2,564,375 shares available for grants.

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

RPC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As permitted by SFAS 123R, the Company has elected to use the modified prospective transition method and therefore financial results for prior periods have not been restated. Under this transition method, the Company will recognize compensation expense for the unvested portion of stock options outstanding over the remainder of the service period. The compensation cost recorded for these stock options is based on their fair value at grant date less the cost of estimated forfeitures.

Pre-tax stock-based employee compensation expense was $380,000 ($282,000 after tax) for the three months ended September 30, 2006 and $1,816,000 ($1,324,000 after tax) for the nine months ended September 30, 2006. As a result of the adoption of SFAS 123R, financial results were lower than under the previous accounting method for share-based compensation by the following amounts:

(In thousands)	Three months ended September 30, 2006	Nine months ended September 30, 2006

Earnings before income taxes	$95	$559
Net earnings	$92	$544
Basic net earnings per common share	$0.001	$0.009
Diluted net earnings per common share	$0.001	$0.008

There was no impact to basic and diluted earnings per share for the three months and nine months ended September 30, 2006, with the exception of diluted earnings per share which decreased from $1.25 to $1.24 for the nine months ended September 30, 2006.

The following table illustrates the effect on net income and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three months and nine months ended September 30, 2005:

RPC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands except per share data amounts)	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net income – as reported	$23,107	$44,944
Add: Stock-based employee compensation cost, previously included in reported net income, net of related tax effect	187	593
Deduct: Stock-based employee compensation cost, computed using the Black-Scholes option pricing model, for all awards, net of related tax effect	(356)	(1,101)
Pro forma net income	$22,938	$44,436
Earnings per share, as reported
Basic	$0.37	$0.71
Diluted	$0.35	$0.69
Pro forma earnings per share
Basic	$0.36	$0.70
Diluted	$0.35	$0.68

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

RPC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Transactions involving RPC’s stock options for the nine months ended September 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,329,110	$4.64	5.4 years
Granted	—	—	N/A
Exercised	(482,494)	4.50	N/A
Forfeited	(99,647)	4.68	N/A
Expired	—	—	N/A
Outstanding at September 30, 2006	1,746,969	$4.68	4.67 years	$8,176,000
Exercisable at September 30, 2006	1,280,092	$4.79	4.17 years	$6,132,000

The total intrinsic value of stock options exercised were $5,482,000 during the nine months ended September 30, 2006 and $2,868,000 during the nine months ended September 30, 2005. There were no recognized excess tax benefits associated with the exercise of stock options during the nine months ended September 30, 2006 and 2005, since all of the stock options exercised were incentive stock options which do not generate tax deductions for the Company.

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

RPC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2006	1,235,991	$6.72
Granted	166,900	33.48
Vested	(188,166)	4.88
Forfeited	(250,650)	6.94
Non-vested shares at September 30, 2006	964,075	$11.66

The total fair value of shares vested during the nine months ended September 30, 2006 was $5,588,000 and during the nine months ended September 30, 2005 was $3,151,000. The tax benefit for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value aggregating $1,325,000 during the nine months ended September 30, 2006 and $118,000 during the nine months ended September 30, 2005. The excess tax deductions during the nine months ended September 30, 2006 are classified as financing cash flows in accordance with SFAS123R.

Other Information

As of September 30, 2006, total unrecognized compensation cost related to non-vested restricted shares was $9,722,000 which is expected to be recognized over a weighted-average period of 3.67 years. Unearned compensation cost associated with non-vested restricted shares previously reflected as deferred compensation in stockholders’ equity was reclassified to capital in excess of par value as required by SFAS 123R. As of September 30, 2006, total unrecognized compensation cost related to non-vested stock options was $596,000 which is expected to be recognized over a weighted-average period of 1.2 years.

The Company received cash from options exercised of $1,130,000 during the nine months ended September 30, 2006 and of $768,000 during the nine months ended September 30, 2005. These cash receipts are classified as financing cash flows in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $1,040,000 during the nine months ended September 30, 2006 and $835,000 during the nine months ended September 30, 2005 and have been excluded from the consolidated statements of cash flows.

6.	BUSINESS SEGMENT INFORMATION

RPC’s service lines have been aggregated into two reportable oil and gas services segments, Technical Services and Support Services, because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels. The other business segment includes information concerning RPC’s business units that do not qualify for separate segment reporting. These business units included an interactive training software developer, prior to its disposition in May 2005. Corporate includes selected administrative costs incurred by the Company that are not allocated to business units. Gains or losses on disposition of assets are reviewed by the Company’s chief decision maker on a consolidated basis, and accordingly the Company does not report gains or losses at the segment level.

RPC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Inter-segment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results.

RPC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
(in thousands)

Revenues:
Technical Services	$127,929	$99,046	$362,262	$262,963
Support Services	26,280	16,755	74,036	47,096
Other	—	—	—	17
Total revenues	$154,209	$115,801	$436,298	$310,076
Operating profit (loss):
Technical Services	$40,131	$24,911	$113,414	$57,029
Support Services	8,216	3,255	21,768	8,737
Other	—	(2)	—	(300)
Corporate	(3,201)	(2,650)	(9,170)	(7,315)
Gain on disposition of assets, net	1,479	10,801	4,480	12,212
Total operating profit	46,625	36,315	130,492	70,363
Interest income, net	13	131	260	301
Other income, net	320	319	700	1,782
Income before income taxes	$46,958	$36,765	$131,452	$72,446

Nine months ended September 30, 2006	Technical Services	Support Services	Other	Corporate	Total
(in thousands)
Indentifiable assets	$279,760	$115,776	$—	$28,649	$424,185
Capital expenditures	90,202	22,985	—	5,644	118,831
Depreciation and amortization	23,057	10,128	—	689	33,874

7.	INVENTORIES

Inventories of $18,556,000 at September 30, 2006 and $13,298,000 at December 31, 2005 consist of raw materials, parts and supplies.

RPC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005

Service cost	$—	$—	$—	$—
Interest cost	426	436	1,278	1,308
Expected return on plan assets	(472)	(428)	(1,416)	(1,285)
Amortization of unrecognized net losses	250	263	749	790
Net periodic benefit cost	$204	$271	$611	$813

In the first quarter of 2006, the Company contributed $2.6 million to the multiple employer pension plan. The Company does not currently expect to make any additional contributions to this plan in 2006.

9.	NOTES PAYABLE TO BANKS

On September 8, 2006 the Company replaced its $50 million credit facility with a new revolving credit agreement (the “Revolving Credit Agreement”) with SunTrust Capital Markets, Inc, as Joint Lead Arranger and Sole Book Manager, Banc of America Securities LLC as Joint Lead Arranger, and a syndicate of other lenders. The Revolving Credit Agreement includes a full and unconditional guarantee by RPC’s 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of RPC and its subsidiaries.  The subsidiaries of the Company that are not guarantors are considered minor.

The Revolving Credit Agreement has a general term of five years and provides for an unsecured line of credit of up to $250 million, which includes a $50 million letter of credit subfacility, and a $20 million swingline subfacility. Under certain circumstances, the line of credit may be increased by an additional amount of up to $50 million. The maturity date of all revolving loans under the Credit Agreement is September 8, 2011, although RPC may request two one-year extensions of the maturity date at the first and second anniversaries of the closing of the revolving credit agreement. During the third quarter of 2006, the Company incurred loan origination fees and other debt related costs associated with the line of credit of approximately $470,000 which are classified as non current other assets on the consolidated balance sheet and are being amortized over the five year term of the loan.

Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at RPC’s election:

•	the Base Rate, which is the greater of SunTrust Bank’s “prime rate” for the day of the borrowing and a fluctuating rate per annum equal to the Federal Funds Rate plus .50%; or

•
with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus a margin ranging from .40% to .80%, based upon RPC’s then-current consolidated debt-to-EBITDA ratio. In addition, RPC will pay an annual fee ranging from .10% to .20% of the total credit facility based upon RPC’s then-current consolidated debt-to-EBITDA ratio.

RPC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens, merge or consolidate with another entity. Further, the Revolving Credit Agreement contains financial covenants restricting RPC’s ability to permit the ratio of RPC’s consolidated debt to EBITDA to exceed 2.5 to 1, and to permit the ratio of RPC’s consolidated EBIT to interest expense to exceed 2 to 1.

As of September 30, 2006, RPC has outstanding borrowings of $6,650,000 at a weighted average interest rate of 5.83% under the Revolving Credit Agreement. Additionally there were letters of credit relating to self-insurance programs and contract bids outstanding for $14,329,000.

11.	INCOME TAXES

The Company determines its periodic income tax expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

RPC, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 29.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005 is incorporated herein by reference. Since year-end, the Company's operational strategies have not changed. However, the Company has decided to change its capital structure by seeking outside debt financing to support its long-term growth plan including acquisitions of revenue producing equipment.

During the third quarter of 2006, revenues increased 33.2 percent to $154.2 million compared to the same period in the prior year. The growth in revenues resulted from improved pricing for our equipment and services as well as capacity additions made during the past year. The growth in revenues was partially offset by the absence of revenues from selected service lines that we sold in the third quarter of 2005. The increase in prices is partially attributable to the issuance of new price books for portions of our business during the first and third quarters of 2006. International revenues for the third quarter of 2006 increased due to higher customer activity levels in Angola, Canada and Turkemistan. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

RPC, INC. AND SUBSIDIARIES

Income before income taxes was $47.0 million during the third quarter of 2006 compared to $36.8 million in the prior year; prior year included a pretax gain of approximately $10.7 million from the sale of the Company’s hammer, casing, laydown and torque-turn service lines. The effective tax rate for the three months ended September 30, 2006 was 38.7 percent compared to 37.1 percent in the prior year. Diluted earnings per share increased to $0.44 ($0.29 adjusted for the three-for-two stock split) for the three months ended September 30, 2006 compared to $0.35 ($0.24 adjusted for the three-for-two stock split) in the prior year; prior year included an after tax gain of $6.7 million or $0.10 ($0.07 adjusted for the three-for-two stock split) diluted earnings per share due to sale of service lines previously mentioned. Cash flows from operating activities were $110.1 million for the nine months ended September 30, 2006 compared to $55.3 million for the same period in the prior year, and cash and cash equivalents were $7.0 million at September 30, 2006, a decrease of $5.8 million compared to December 31, 2005. This decrease in cash and cash equivalents occurred despite higher cash flows from operating activities primarily because of increased capital expenditures to expand our fleet of revenue producing equipment. During the third quarter of 2006, we replaced the $50 million credit facility with a new revolving credit agreement in order to support our long-term growth plan. As of September 30, 2006, there was $6.7 million in outstanding borrowings on our revolving credit facility.

Cost of services rendered and goods sold as a percentage of revenues decreased five percentage points in the third quarter of 2006 compared to the third quarter of 2005. This improvement was due to higher equipment and personnel utilization, improved pricing and the leverage of fixed costs over higher revenues.

Selling, general and administrative expenses as a percentage of revenues decreased by 1.2 percentage points, which was due to the leverage of these costs over higher revenues partially offset by an increase in field administrative personnel consistent with higher activity levels, and increased incentive compensation consistent with improved financial results.

Consistent with our strategy to selectively grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $56.3 million in the third quarter of 2006. In September 2006, we selected a group of banks that put a credit facility in place that allows for up to $250 million in borrowings. Although we currently expect capital expenditures to be approximately $225 million during 2006, the total amount of 2006 expenditures will depend primarily on equipment maintenance requirements and the ultimate delivery dates for equipment on order. We expect these expenditures to be primarily directed toward our larger, core service lines including primarily pressure pumping, but also hydraulic workover, coiled tubing, nitrogen, and rental tools.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, has been stable or gradually increasing for several years, and the overall domestic rig count during the third quarter of 2006 was approximately 20 percent higher than in the comparable period in 2005. The average price of oil rose by approximately 11 percent while the average price of natural gas declined by more than 41 percent during the third quarter compared to the prior year. The natural gas price was substantially higher one year ago because of the reduction in gas production following hurricanes Katrina and Rita. While the overall drilling rig count has increased, drilling activity in the Gulf of Mexico has been weak, although it has recently improved. The Company has responded to these trends by emphasizing investments in more robust domestic markets and making only selective investments in the Gulf of Mexico market. In spite of recent strong industry conditions, the Company understands that factors influencing the industry are unpredictable. The Company is monitoring recent declines in oil and natural gas prices for any signs of weakness in domestic customer activity levels. Our response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure. Although we have recently decided to expand our bank credit facility to finance our expansion, we will still maintain a conservative financial structure. Based on current industry conditions and trends during the nine months ended September 30, 2006, we expect consolidated revenues for 2006 to be substantially higher that 2005.

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

Further discussion of the Company’s outlook is set forth under the Outlook section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005 and is incorporated herein by reference. There have been no significant changes in the Company’s outlook since the filing of the 10-K for 2005 except as discussed above.

RPC, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Consolidated revenues [in thousands]	$154,209	$115,801	$436,298	$310,076
Revenues by business segment [in thousands]:
Technical	$127,929	$99,046	$362,262	$262,963
Support	26,280	16,755	74,036	47,096
Other	—	—	—	17

Consolidated operating profit [in thousands]	$46,625	$36,315	$130,492	$70,363
Operating profit (loss) by business segment [in thousands]:
Technical	$40,131	$24,911	$113,414	$57,029
Support	8,216	3,255	21,768	8,737
Other	—	(2)	—	(300)
Corporate	$(3,201)	$(2,650)	$(9,170)	$(7,315)
Gain on disposition of assets, net	$1,479	$10,801	$4,480	$12,212

Percentage cost of services rendered & goods sold to revenues	48.0%	53.0%	48.0%	54.0%
Percentage selling, general & administrative expenses to revenues	15.2%	16.4%	15.4%	17.9%
Percentage depreciation and amortization expense to revenues	7.5%	8.5%	7.8%	9.3%
Average U.S. domestic rig count	1,721	1,432	1,626	1,351
Average natural gas price (per thousand cubic feet (mcf))	$5.94	$10.11	$6.68	$7.85
Average oil price (per barrel)	$70.21	$63.15	$68.38	$55.60

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues for the three months ended September 30, 2006 increased 33.2 percent compared to the three months ended September 30, 2005. Domestic revenues increased 30.0 percent to $147.5 million during the third quarter of 2006 compared to the same period in the prior year. The increases in revenues are due to improved pricing and increased capacity in our largest service lines consistent with higher customer activity levels. The increase in pricing is mostly attributed to new price books effective during the third quarter of 2005 and the first and third quarters of 2006 and higher customer demand for our services. The strength in our domestic oilfield revenues compared to the prior year was partially offset by the effects of no revenues from our hammer, casing, laydown and casing torque-turn service lines, which were sold during the third quarter of 2005. International revenues increased from $2.4 million to $6.7 million compared to the prior year quarter. Revenue increases were realized due to higher customer activity levels in Angola, Canada and Turkmenistan. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas decreased by approximately 41 percent and the average price of oil increased approximately 11 percent during the third quarter of 2006 as compared to the prior year. In spite of the decrease in the price of natural gas, the average domestic rig count during the quarter was over 20 percent higher than the same period in 2005. This increase in drilling activity had a positive impact on our financial results. We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

The Technical Services segment revenues for the quarter increased 29.2 percent compared to the third quarter of last year. Revenues in this segment increased due to improved pricing and higher capacity through increased capital expenditures consistent with higher customer activity levels. The Support Services segment revenues for the quarter increased 56.8 percent compared to the third quarter of prior year. This improvement was due to increased capacity driven by higher capital expenditures and improved pricing driven by higher customer demand in the rental tool service line, the largest within this segment, and the other service lines that comprise this segment.

Cost of services rendered and goods sold increased 20.5 percent due to the variable nature of many of these expenses, including compensation, equipment rental expense, maintenance and repair expenses, materials and supplies expenses, increases in fuel costs and increased expenses associated with RPC’s long-term growth plan. Cost of services rendered and goods sold, as a percent of revenues, decreased from the third quarter of 2005 compared to the third quarter of 2006 due to leveraging of fixed costs over higher revenues as a result of increased equipment and personnel utilization, and improved pricing.

Selling, general and administrative expenses for the three months ended September 30, 2006 increased 23.6 percent to $23.5 million compared to $19.0 million for the three months ended September 30, 2005. This increase was primarily due to higher employment costs because of an increase in field administrative personnel consistent with higher activity levels, and increased compensation costs and other operational expenses consistent with improved profitability and higher activity levels. These costs as a percent of revenues, however, decreased due to leveraging of these costs over higher revenues.

Depreciation and amortization totaled $11.6 million for the three months ended September 30, 2006, a 17.3 percent increase, compared to $9.9 million for the quarter ended September 30, 2005. This increase in depreciation and amortization resulted from a higher level of capital expenditures during recent quarters within both Support Services and Technical Services to increase capacity and to maintain our existing equipment.

RPC, INC. AND SUBSIDIARIES

Gain on disposition of assets, net was $1.5 million compared to $10.8 million in the comparable period in the prior year. During the third quarter of 2005, the Company sold the operating and intangible assets related to the hammer, casing, laydown and casing torque-turn service lines, previously reported in the Technical Services segment, generating a pre-tax gain of $10.7 million. The remainder of gain on disposition of assets, net for the third quarters of 2006 and 2005 include gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net was $320,000 for the three months ended September 30, 2006 and $319,000 for the same period in the prior year. Other income, net primarily includes gains from settlements of various legal and insurance claims.

 Interest income, net was $13,000 for the three months ended September 30, 2006 compared to $131,000 for the quarter ended September 30, 2005. The decrease in interest income, net resulted primarily from the decrease in interest income in the third quarter due to lower average cash balances compared to the prior year and an increase in interest expense due to the outstanding borrowings on our revolving credit facility. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original maturities of three months or less. Interest expense is incurred on outstanding interest bearing advances on our revolving credit facility.

Income tax provision was $18.2 million during the three months ended September 30, 2006, compared to $13.7 million in 2005. This increase was due to the increase in income before taxes and an increase in the effective tax rate to 38.7 percent for the three months ended September 30, 2006 from 37.1 percent for the three months ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues for the nine months ended September 30, 2006 increased 40.7 percent compared to the nine months ended September 30, 2005. The Technical Services segment revenues for the nine months ended September 30, 2006 increased 37.8 percent from the same period of the prior year due primarily to increased capacity driven by higher capital expenditures and improved pricing. The Support Services segment revenues for the nine months ended September 30, 2006 increased 57.2 percent from the same period of the prior year due to increased capacity driven by higher capital expenditures and improved pricing in the rental tool service line, the largest within this segment, as well as other service lines in this segment.

Domestic revenues increased during the period due to increased capacity driven by higher capital expenditures and improved pricing consistent with higher customer drilling activity. The average domestic rig count during the nine months ended September 30, 2006 was over 20 percent higher than the same period in 2005. In addition, the average price of oil increased 23 percent while the average price of natural gas decreased almost 15 percent during the nine months ended September 30, 2006 compared to the same period prior year. The increases in oil prices and in drilling activity had a positive impact on our financial results which was partially offset by the elimination of revenues from the service lines sold during the third quarter of 2005. International revenues increased from $8.2 million to $20.8 million due mainly to higher customer activity levels in Angola, Argentina, Canada, Kuwait and Turkmenistan compared to the prior year.

RPC, INC. AND SUBSIDIARIES

Cost of services rendered and goods sold increased 25.0 percent due to the variable nature of many of these expenses, including compensation, equipment rental expenses, maintenance and repair expenses, materials and supplies expenses, as well as increases in fuel costs. Cost of services rendered and goods sold, as a percent of revenues, decreased from the nine months ended September 30, 2005 compared to the nine months ended September 30, 2006 due to leveraging of fixed costs over higher revenues as a result of increased equipment and personnel utilization, and improved pricing.

Selling, general and administrative expenses for the nine months ended September 30, 2006 increased 20.4 percent to $67.0 million compared to $55.6 million for the nine months ended September 30, 2005. This increase was primarily due to higher employment costs because of an increase in field administrative personnel consistent with higher activity levels, and increased compensation costs consistent with improved profitability. These costs as a percent of revenues, however, decreased due to leveraging of these costs over higher revenues.

Depreciation and amortization totaled $33.9 million for the nine months ended September 30, 2006, a 17.8 percent increase, compared to $28.8 million for the nine months ended September 30, 2005. This increase in depreciation and amortization resulted from a higher level of capital expenditures during recent quarters within both Support Services and Technical Services to increase capacity and to maintain our existing equipment.

Gain on disposition of assets, net was $4.5 million compared to $12.2 million in the comparable period in the prior year. The decrease in the gain from prior year due primarily to the sale of operating and intangible assets related to the hammer, casing, laydown and casing torque-turn service lines, previously reported in the Technical Services segment, which generated a pre-tax gain of $10.7 million in the third quarter of 2005. The remaining gain on disposition of assets, net during the nine months ended September 30, 2006 and 2005 includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net for the nine months ended September 30, 2006 was $0.7 million, a decrease of $1.1 million compared to $1.8 million for the nine months ended September 30, 2005. The decrease is primarily due to proceeds from a litigation settlement that were realized during the first quarter of 2005. The remaining other income, net primarily includes gains from settlements of various other legal and insurance claims.

Interest income, net was $260,000 for the nine months ended September 30, 2006 compared to $301,000 for the nine months ended September 30, 2005. There was a slight decrease in interest income, net in the current period compared to the same period in 2005. RPC generates interest income from investment of its available cash primarily in highly liquid investments with original maturities of three months or less. Interest expense is incurred on outstanding interest bearing advances on our revolving line of credit facility.

RPC, INC. AND SUBSIDIARIES

Income tax provision was $50.2 million during the nine months ended September 30, 2006, compared to $27.5 million in 2005. This increase was due to the increase in income before taxes and a slight increase in the effective tax rate.

RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2006 were $7.0 million. The following table sets forth the historical cash flows for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30,
(In thousands)	2006	2005

Net cash provided by operating activities	$110,060	$55,296
Net cash used for investing activities	112,869	43,990
Net cash used for financing activities	2,985	19,382

Cash provided by operating activities for the nine months ended September 30, 2006 increased $54.8 million compared to the comparable period in the prior year. Cash provided by operating activities increased primarily due to a $36.3 million increase in net income and a slight decrease in working capital requirements. Working capital decreases were primarily related to higher accounts payable partially offset by higher accounts receivable and inventories consistent with higher business activity levels.

Cash used for investing activities for the nine months ended September 30, 2006 increased by $68.9 million, compared to the nine months ended September 30, 2005, primarily as a result of higher capital expenditures to increase capacity and maintain our existing equipment. This increase was partially offset by earnout payments made in the second and third quarters of 2005 which did not recur in the current period.

Cash used for financing activities for the nine months ended September 30, 2006 decreased by $16.4 million, compared to the nine months ended September 30, 2005, primarily due to a decrease in repurchases of common shares, net borrowings from notes payable to banks during the third quarter of 2006, and principal loan repayments made in the first and third quarters of 2005 which did not recur in the current period. This decrease was partially offset by an 85 percent increase in dividends paid to common shareholders, partially offset by excess tax benefits for share-based payments.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2006, remains strong. We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization which includes a revolving credit facility and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months. During the third quarter of 2006, the company replaced its $50 million line of credit with a $250 million revolving credit facility (the “Revolving Credit Agreement”), with a general term of five years. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC's ability to incur liens, merge or consolidate with another entity. A total of $229.0 million is available under our facility as of September 30, 2006; approximately $14.3 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.

RPC, INC. AND SUBSIDIARIES

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position, including access to borrowings under our credit facility, and the expected amount of cash to be provided by operations. We believe our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels. Subsequent to the third quarter of 2006, the Company's decisions about the amount of cash to be used for investing and financing activities may also be influenced by the financial covenants in our credit facility.

Cash Requirements

The Company currently expects that capital expenditures during 2006 will be approximately $225 million, of which $118.8 million has been spent as of September 30, 2006, but the actual amount of 2006 expenditures will depend primarily on equipment maintenance requirements and ultimate equipment delivery dates.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the first quarter of 2006, the Company contributed $2.6 million to the pension plan. The Company does not currently expect to make any additional contributions to the pension plan in 2006.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 7,875,000 shares. The Company did not repurchase any stock under the program during the nine months ended September 30, 2006, but it may to continue repurchasing outstanding common shares periodically based on market conditions and our capital allocation strategies and restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On October 24, 2006, the Board of Directors approved a $0.05 per share common dividend payable December 11, 2006 on pre-split shares. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices. Due to the recent increases in activity in the domestic oilfield, the Company has experienced some upward wage pressures in the labor markets from which it hires employees. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also the price of steel, for both the commodity and for products manufactured with steel, has increased dramatically due to increased worldwide demand. Although prices have moderated, they remain high by historical standards. This factor has affected the Company’s operations by extending time for deliveries of new equipment and receipt of price quotations that may only be valid for a limited period of time. If this factor continues, it is possible that the cost of the Company’s new equipment will increase which would result in higher capital expenditures and depreciation expense. RPC may not be able to recover such increased costs through price increases to its customers, thereby reducing the Company's future profits.

RPC, INC. AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship. A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005. During the nine months ended September 30, 2006, RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $576,000 compared to $449,000 for the comparable period in 2005.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $956,000 for the nine months ended September 30, 2006 and $670,000 for the nine months ended September 30, 2005.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $143,000 for the nine months ended September 30, 2006 and $53,000 for the nine months ended September 30, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility of $250 million which replaced the previous $50 million credit facility during the third quarter of 2006. As of September 30, 2006, there are outstanding interest-bearing advances of $6.7 million on our credit facility which bear interest at a floating rate. A change in the interest rate of one percent on the balance outstanding at September 30, 2006 would cause a change of $67,000 in total annual interest costs.

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

As of the end of the period covered by this report, September 30, 2006 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company in the third quarter of 2006 are outlined below.

RPC, INC. AND SUBSIDIARIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
July 1, 2006 to July 31, 2006	7,695	(1)	$22.94	—	2,711,310

Month #2
August 1, 2006 to August 31, 2006	500	(2)	21.15	—	2,711,310

Month #3
September 1, 2006 to September 30, 2006	841	(2)	18.10	—	2,711,310

Totals	9,036		$22.39	—	2,711,310

(1)	Consists solely of shares tendered to the Company in connection with option exercises and shares repurchased for taxes related to the release of restricted shares.

(2)	Consists solely of shares tendered to the Company in connection with option exercises.

(3)
The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 7,875,000 shares in the open market. During the third quarter of 2006, there were no purchases of shares on the open market. Currently the program does not have a predetermined expiration date.

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

10.3
Revolving Credit Agreement dated September 8, 2006 between RPC, Inc., Bank of America, N.A., SunTrust Bank and certain other Lenders party thereto (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 8, 2006).

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

RPC, INC.

/s/ Richard A. Hubbell
Date: November 2, 2006	Richard A. Hubbell President and Chief Executive Officer (Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 2, 2006	Ben M. Palmer Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)