Form 10-K
period 2006-12-31
RPC INC
filed 2007-03-02
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006
Commission File No. 1-8726

RPC, INC.

Delaware	58-1550825
(State of Incorporation)	(I.R.S. Employer Identification No.)

2801 BUFORD HIGHWAY
SUITE 520
ATLANTA, GEORGIA 30329
(404) 321-2140

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $0.10 PAR VALUE	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $510,582,153 based on the closing price on the New York Stock Exchange on June 30, 2006 of $16.19 per share.

RPC, Inc. had 97,753,233 shares of Common Stock outstanding as of February 15, 2007.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include without limitation statements regarding our expectations regarding continued increases in oil and gas exploration and production, our belief that high returns on our investments will continue long-term, our ability to obtain other customers in the event of a loss of our largest customers, the adequacy of our insurance coverage, the impact of lawsuits, legal proceedings and claims on our business and financial condition, our expectations regarding revenues in 2007, our expectations regarding capital expenditures in 2007, our ability to maintain sufficient liquidity and a conservative capital structure, our ability to fund capital requirements in the future, the adequacy of our liquidity in the future, the estimated amount of our capital expenditures and contractual obligations for future periods, our expectation to continue to pay cash dividends, estimates made with respect to our critical accounting policies, and the effect of new accounting standards.

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

Organization and Overview

RPC is a Delaware corporation originally organized in 1984 as a holding company for several oilfield services companies and is headquartered in Atlanta, Georgia.

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and in selected international markets. The services and equipment provided include, among others, (1) pressure pumping services, (2) snubbing services (also referred to as hydraulic workover services), (3) coiled tubing services, (4) nitrogen services, (5) the rental of drill pipe and other specialized oilfield equipment, (6) downhole tool rental services and (7) firefighting and well control. RPC acts as a holding company for its operating units, Cudd Energy Services, Patterson Rental and Fishing Tools, Bronco Oilfield Services (acquired in April 2004), Thru-Tubing Solutions, Well Control School, and others. As of December 31, 2006, RPC had approximately 2,000 employees.

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

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or to address well control issues. This business segment consists primarily of pressure pumping, snubbing, coiled tubing, nitrogen, well control, down-hole tools, wireline, fluid pumping and casing installation services (until its sale in August 2005). The principal markets for this business segment include the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and international locations including primarily Africa, Canada, China, Eastern Europe, Latin America and the Middle East. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

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

Technical Services

The following is a description of the primary service lines conducted within the Technical Services business segment:

Pressure Pumping. Pressure pumping services, which accounted for approximately 38 percent of 2006 revenues, 37 percent of 2005 revenues and 31 percent of 2004 revenues, are provided to customers throughout the Gulf Coast, mid-continent and Rocky Mountain regions of the United States and are generally utilized to initiate or enhance production in existing customer wells. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in the pressure pumping business include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

Fracturing — Fracturing services are performed to stimulate production of oil and natural gas by increasing the permeability of a formation. The fracturing process consists of pumping nitrogen or a fluid gel into a cased well at sufficient pressure to fracture the formation at desired depths. Sand, bauxite or synthetic proppant, which is suspended in the gel, is pumped into the fracture. When the pressure is released at the surface, the fluid gel returns to the well, but the proppant remain in the fracture, thus keeping it open so that oil and natural gas can flow through the fracture into the well. In some cases, fracturing is performed in formations with a high amount of carbonate rock by an acid solution pumped under pressure without a proppant or with small amounts of proppant.

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

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for approximately 11 percent of 2006 revenues, 11 percent of 2005 revenues and 12 percent of 2004 revenues, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and down-hole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace down-hole equipment while maintaining pressure in the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing rig can perform many applications at a lower cost than other alternatives. Because this service involves a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relatively few operators who have the experience and knowledge required to perform such services safely and efficiently.

Coiled Tubing. Coiled tubing services, which accounted for approximately 10 percent of 2006 and 2005 revenues and 11 percent of 2004 revenues, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig. There are several manufacturers of flexible steel pipe used in coiled tubing services, and the Company believes that its sources of supply are adequate.

Nitrogen. Nitrogen accounted for approximately eight percent of 2006 and 2005 revenues and nine percent of 2004 revenues. There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service line. In addition, nitrogen can be complementary to our snubbing and coiled tubing service lines, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service line as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer’s well.

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

Well Control. Cudd Pressure Control specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires, domestically and internationally. In connection with these services, Cudd, along with Patterson Services, has the capacity to supply the equipment, expertise and personnel necessary to restore affected oil and gas wells to production. In the last eight years, the Company has responded to well control situations in several international locations including Algeria, Argentina, Australia, Bolivia, Canada, Colombia, Egypt, India, Kuwait, Peru, Qatar, Taiwan, Trinidad and Venezuela.

The Company’s professional firefighting staff has many years of aggregate industry experience in responding to well fires and blowouts. This team of 19 experts responds to well control situations where hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred. In the most critical situations, there are explosive fires, the destruction of drilling and production facilities, substantial environmental damage and the loss of hundreds of thousands of dollars per day in well operators’ production revenue. Since these events ordinarily arise from equipment failures or human error, it is impossible to predict accurately the timing or scope of this work. Additionally, less critical events frequently occur in connection with the drilling of new wells in high-pressure reservoirs. In these situations, the Company is called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits.

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

Fishing. Fishing involves the use of specialized tools and procedures to retrieve lost equipment from drill operations and producing wells. It is a service required by oil and gas operators who have lost equipment in a well. Oil and natural gas production from an affected well typically declines until the lost equipment can be retrieved. In some cases, the Company creates customized tools to perform a fishing operation. The customized tools are maintained by the Company after the particular fishing job for future use if a similar need arises.

Support Services

The following is a description of the primary service lines conducted within the Support Services business segment:

Rental Tools. Rental tools accounted for approximately 13 percent of 2006 revenues, 10 percent of 2005 revenues and 11 percent of 2004 revenues. The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular inventories with rental items instead of owning a complete inventory. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in the Gulf of Mexico, mid-continent region and Rocky Mountains.

Patterson Rental Tools offers a broad range of rental tools including:

Blowout Preventors	Diverters
High Pressure Manifolds and valves	Drill Pipe
Hevi-wate Drill Pipe	Drill Collars
Tubing	Handling Tools
Production Related Rental Tools	Coflexip Hoses
Pumps

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

Due to aging oilfields and lower-cost sources of oil internationally, the drilling rig count in the U.S. has declined more than 61 percent from its peak in 1981. Due to enhanced technology, however, more wells are being drilled and the domestic production of oil and natural gas remains roughly equivalent to prior years. Record low drilling activity levels were experienced in 1986, 1992, 1999 (with April 1999 recording the lowest U.S. drilling rig count in the industry’s history) and again in 2002. At the beginning of 2006, there were 1,464 domestic working drilling rigs, up 13 percent from the third quarter 2001 peak during that industry cycle. U.S. domestic drilling activity steadily rose during 2006 and peaked in the third quarter at a rig count of 1,762, which was 36 percent higher than the third quarter 2001 peak. In 2006 the average rig count of 1,649 increased 19 percent compared to the prior year. During 2006 the average price of natural gas declined by almost 25 percent, and the average price of oil increased by over 17 percent. We believe that the change in the U.S. domestic rig count was not positively correlated with the changes in the prices of oil and natural gas as in prior years for several reasons. One factor is that the prices of oil and natural gas in late 2005 were extraordinarily high due to disruptions in domestic oil and gas infrastructure caused by the hurricanes in the Gulf of Mexico during 2005. Also, we believe that the current prices of oil and natural gas are high enough to encourage our customers to undertake exploration and production activities, that many of them have entered into hedging contracts to sell their production at higher prices, and that our customers believe that in the long-term, the prices of oil and natural gas will remain high enough to yield profitable returns for their exploration and production activities.

Gas drilling rigs have represented an increasing percentage of the total drilling rig count, and have represented at least 80 percent of the drilling rig count each year since 2001. In 2006, gas drilling rigs represented 83 percent of total drilling activity. Demand for natural gas is continuing to rise, primarily as a result of increased emphasis on gas-fired power generation. Also, unlike oil, foreign imports of natural gas do not compete with domestic production. This lack of foreign competition tends to keep prices high. Based on current demand levels for natural gas as well as the high oil and gas well depletion rates experienced over the past several years, it is anticipated that gas-directed drilling will represent at least 80 percent of the total drilling rig count in the foreseeable future. The demand for RPC’s services is driven more by gas-directed drilling than oil-directed drilling, because our services are more applicable to deeper, higher pressure wells, which tend to be the wells that produce natural gas. In addition, there are certain types of gas wells being drilled in the U.S. domestic market for which there is a higher demand for RPC’s services. Known as either directional or horizontal wells, these natural gas wells are more difficult and costly to complete. Because they are drilled through a narrow formation, they require additional stimulation when they are completed, and since they are not drilled in a straight vertical direction from the Earth’s surface, they require tools and drilling mechanisms that are flexible, rather than rigid, and can be steered once they are downhole. Specifically, these types of wells require RPC’s pressure pumping and coiled tubing services, as well as our downhole tools and services.

Thus, in North America the demand for our services and products associated with natural gas development is currently more robust than demand related to oil drilling. Drilling activity and demand for our services have continued to increase and are expected to continue increasing with domestic economic improvements.

International. RPC has historically operated in several countries outside of the United States, although international revenues have never accounted for more than 10 percent of total revenues. Over the past several years, RPC has increased its focus on developing international opportunities, although our long-term growth plan emphasizes domestic rather than international expansion. As a result of this focus, international revenues for 2006 increased due to higher customer activity levels in Angola, Argentina, Canada and Turkmenistan. During 2006, RPC performed snubbing work in Cameroon, China, Gabon, Hungary, Kuwait and Turkmenistan, among other countries. We also provided rental tools, well control services, downhole motors, fishing tool services and oilfield training to customers located in Algeria, Angola, Argentina, Australia, Bahrain, Bolivia, Canada, Chile, China, Ecuador, Equatorial Guinea, India, Indonesia, Mexico, Peru, Qatar, the United Kingdom and Venezuela. We continue to focus on the development of international opportunities in these and other markets, although we believe that it will continue to be less than 10 percent of total revenues.

RPC provides services to its international customers through branch locations or wholly-owned foreign subsidiaries. The international market is prone to political uncertainties, including the risk of civil unrest and conflicts. However, due to the significant investment requirement and complexity of international projects, customers’ drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing, and therefore have the potential to be more stable than most U.S. domestic operations. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent oil and gas producer in the U.S. Predicting the timing and duration of contract work is not possible. Pursuing selective international opportunities for revenue growth continues to be a strong emphasis for RPC. Refer to Note 12 in the Notes to Consolidated Financial Statements for further information on our international operations.

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

RPC seeks to expand its service capabilities through a combination of internal growth, acquisitions, joint ventures and strategic alliances. Because of the fragmented nature of the oil and gas services industry, RPC believes a number of attractive acquisition opportunities exist. Although current price expectations reduce the near-term possibility of completing a transaction, we believe we generate better returns growing organically in service lines and geographic locations in which we have experience and presence.

RPC has traditionally had a conservative capital structure with minimal debt. During 2006, however, we established a new revolving credit facility to fund the purchase of revenue-producing equipment and other working capital requirements to pursue our growth plan. RPC is pursuing this growth plan, including funding with debt, because of the high returns on investment historically generated by many of its service lines, RPC’s belief that these high returns will continue long-term with minimal downside risk, and the low cost and ready availability of debt capital.

Customers

Demand for RPC’s services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies. During 2006, RPC provided oilfield services to several hundred customers, none of which accounted for more than 10 percent of consolidated revenues. While the loss of certain of RPC’s largest customers could have a material adverse effect on Company revenues and operating results in the near term, management believes RPC would be able to obtain other customers for its services in the event of a loss of any of its largest customers. Sales are generated by RPC’s sales force and through referrals from existing customers. With the exception of certain international customers, there are no long-term written contracts for services or equipment. Due to the short lead time between ordering services or equipment and providing services or delivering equipment, there is no significant sales backlog in most of our service lines.

Competition

RPC operates in highly competitive areas of the oilfield services industry. RPC’s products and services are sold in highly competitive markets, and its revenues and earnings are affected by changes in prices for our services, fluctuations in the level of customer activity in major markets, general economic conditions and governmental regulation. RPC competes with many large and small oilfield industry competitors, including the largest integrated oilfield services companies. RPC believes that the principal competitive factors in the market areas that it serves are product and service quality and availability, reputation for safety and technical proficiency, and price.

The oil and gas services industry includes a small number of dominant global competitors including, among others, Halliburton Energy Services Group, a division of Halliburton Company, BJ Services Company and Schlumberger Ltd., and a significant number of locally oriented businesses.

Facilities/Equipment

RPC’s equipment consists primarily of oil and gas services equipment used either in servicing customer wells or provided on a rental basis for customer use. Substantially all of this equipment is Company owned and unencumbered. RPC purchases oilfield service equipment from a limited number of manufacturers. These manufacturers of our oilfield service equipment may not be able to meet our requests for timely delivery during periods of high demand which may result in delayed deliveries of equipment and higher prices for equipment. At the end of 2006, the Company experienced a delay of new equipment deliveries anticipated for the fourth quarter of 2006 due to high manufacturing backlogs resulting from high demand; however, we have received the majority of this equipment by the first two months of 2007 and expect to receive the remainder of the 2006 deliveries by the end of the first quarter of 2007.

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

Historically, a rise in the prices of oil and natural gas has led to an immediate increase in our customers’ drilling and production activities as measured by the domestic rig count. However, this relationship has not been as strong in the recent past as it was historically, due in part to limited drilling rig capacity in the United States. For example, during 2006 the average drilling rig count rose by 19 percent, despite the 25 percent decline in the average price of natural gas and the 17 percent increase in the average price of oil. If this correlation is weak in the future, then it is possible that increases in the prices of oil and natural gas will not lead to an increase in our customers’ activities, and our future operating results could be negatively impacted.

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

Our operations are directly affected by the weather conditions in several domestic regions, including the Gulf of Mexico, the Gulf Coast, the mid-continent and the Rocky Mountains. Hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast during certain times of the year may also affect our operations, and severe hurricanes may affect our customers’ activities for a period of several years. While the impact of these storms may increase the need for certain of our services over a longer period of time, such storms can also decrease our customers’ activities immediately after they occur. Such hurricanes may also affect the prices of oil and natural gas by disrupting supplies in the short term, which may increase demand for our services in geographic areas not damaged by the storms. Prolonged rain, snow or ice in many of our locations may temporarily prevent our crews and equipment from reaching customer work sites. Due to seasonal differences in weather patterns, our crews may operate more days in some periods than others. Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions.

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

Our operations in various countries including, but not limited to, Africa, Canada, China, Eastern Europe, Latin America and the Middle East are subject to risks. These risks include, but are not limited to, political changes, expropriation, currency restrictions and changes in currency exchange rates, taxes, and boycotts and other civil disturbances. The occurrence of any one of these events could have a material adverse effect on our operations.

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

RPC’s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 67 percent of RPC’s outstanding shares of common stock. As a result, these stockholders effectively control the operations of RPC, including the election of directors and approval of significant corporate transactions such as acquisitions and other matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over the Company at a premium.

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

We may decide to seek outside financing to accomplish our growth strategy, and outside financing may not be available or may be unfavorable to us.

Our business requires a great deal of capital in order to maintain our equipment and increase our fleet of equipment to expand our operations, and we have access to our $250 million credit facility to fund our capital requirements. Our existing credit facility bears interest at a floating rate, which exposes us to market risks as interest rates rise. If our existing capital resources become unavailable, inadequate or unfavorable for purposes of funding our capital requirements, we would need to raise additional funds through alternative debt or equity financings to maintain our equipment and continue our growth. Such additional financing sources may not be available when we need them, or may not be available on favorable terms. If we fund our growth through the issuance of public equity, the holdings of shareholders will be diluted. If capital generated either by cash provided by operating activities or outside financing is not available or sufficient for our needs, we may be unable to maintain our equipment, expand our fleet of equipment, or take advantage of other potentially profitable business opportunities, which could reduce our future revenues and profits.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

RPC owns or leases approximately 85 offices and operating facilities. The Company leases approximately 13,400 square feet of office space in Atlanta, Georgia that serves as its headquarters, a portion of which is allocated and charged to Marine Products Corporation. See “Related Party Transactions” contained in Item 7. The lease agreement on the headquarters is effective through October 2013. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs although as our business continues to grow we are evaluating the need for additional facilities. Descriptions of the major facilities used in our operations are as follows:

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

Odessa, Texas — Operations, sales and equipment storage yards

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	75	1/24/84
Chairman of the Board

Richard A. Hubbell (2)	62	4/22/03
President and Chief Executive Officer

Linda H. Graham (3)	70	1/27/87
Vice President and Secretary

Ben M. Palmer (4)	46	7/8/96
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES. On October 24, 2006, RPC’s Board of Directors declared a three-for-two stock split of the Company’s common shares. The additional shares were distributed on December 11, 2006, to shareholders of record on November 10, 2006. All share, earnings per share, and dividends per share data presented throughout this document have been adjusted to reflect this stock split. At February 15, 2007, there were 97,753,233 shares of common stock outstanding and approximately 6,896 holders of record of common stock. The following table sets forth the high and low prices of RPC’s common stock and dividends paid for each quarter in the years ended December 31, 2006 and 2005:

	2006			2005
Quarter	High	Low	Dividends	High	Low	Dividends
First	$23.72	$12.33	$0.033	$8.91	$6.22	$0.018
Second	23.19	12.83	0.033	7.77	5.85	0.018
Third	16.97	11.53	0.033	11.72	7.40	0.018
Fourth	17.95	11.17	0.033	17.92	9.35	0.018

On January 23, 2007, the Board of Directors approved a quarterly cash dividend per common share of $0.05 payable March 12, 2007 to stockholders of record at the close of business February 12, 2007. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

Shares repurchased in the fourth quarter of 2006 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2006 to October 31, 2006	—	(1)	—	—	4,066,965
November 1, 2006 to November 30, 2006	2,331	(1)	14.74	—	4,066,965
December 1, 2006 to December 31, 2006	245,986	(2)	15.60	—	4,066,965
Totals	248,317		$15.59	—	4,066,965

(1)	All shares shown were tendered to the Company in connection with employee stock option exercises.

(2)
Consists of 9,986 shares tendered to the Company in connection with employee stock option exercises. Also includes 236,000 shares purchased by “affiliated purchasers” under Rule 10b - 18 of the Securities Exchange Act of open market transactions. These affiliated purchases were made by RFT Investment Co. LLC of which LOR, Inc. is the manager. Mr. R. Randall Rollins and Mr. Gary W. Rollins having voting control of LOR, Inc.

The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 11,812,500 shares in the open market. During the fourth quarter of 2006, there were no open market purchases of the Company’s shares under this stock repurchase program. Currently the program does not have a predetermined expiration date.

Performance Graph

The following graph shows a five year comparison of the cumulative total stockholder return based on the performance of the stock of the Company, assuming dividend reinvestment, as compared with both a broad equity market index and an industry or peer group index. The indices included in the following graph are the Russell 2000 Index (“Russell 2000”), the Philadelphia Stock Exchange’s Oil Service Index (“OSX”), and a peer group which includes companies that are considered peers of the Company, as discussed below (the “Peer Group”). The Company has voluntarily chosen to provide both an industry and a peer group index.

The Russell 2000 is a stock index representing small capitalization U.S. stocks. The components of the index had an average market capitalization in 2006 of $1.25 billion, and the Company was a component of the Russell 2000 during 2006. The Russell 2000 was chosen because it represents companies with comparable market capitalizations to the Company. The OSX is a stock index of 15 U.S. companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services. The Company is not a component of the OSX, but it was chosen because it represents a large group of companies that provide the same or similar products and services as the Company. The companies included in the Peer Group are Weatherford International, Inc., BJ Services Company, Superior Energy Services, Inc., and Halliburton Company. The companies included in the peer group have been weighted according to each respective issuer’s stock market capitalization at the beginning of each year.

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

STATEMENT OF OPERATIONS DATA:

Years Ended December 31,	2006	2005	2004	2003	2002
	(in thousands, except employee and per share amounts)
Revenues	$596,630	$427,643	$339,792	$270,527	$209,030
Cost of services rendered and goods sold	287,037	227,492	193,659	168,766	143,362
Selling, general and administrative expenses	91,051	75,478	65,871	52,268	44,852
Depreciation and amortization	46,711	39,129	34,473	33,094	31,242
Gain on disposition of assets, net (a)	(5,969)	(12,169)	(5,551)	(36)	(1,597)
Operating profit (loss)	177,800	97,713	51,340	16,435	(8,829)
Interest expense	(418)	(127)	(311)	(284)	(210)
Interest income	381	1,077	243	131	136
Other income, net	1,085	2,077	1,931	1,288	749
Income (loss) before income taxes	178,848	100,740	53,203	17,570	(8,154)
Income tax provision (benefit) (b)	68,054	34,256	18,430	6,677	(2,894)
Net income (loss) (b)	$110,794	$66,484	$34,773	$10,893	$(5,260)
Earnings (loss) per share:
Basic	$1.16	$0.70	$0.36	$0.11	$(0.06)
Diluted	$1.13	$0.67	$0.36	$0.11	$(0.06)
Dividends paid per share	$0.133	$0.071	$0.036	$0.030	$0.030
OTHER DATA:
Operating margin percent	29.8%	22.8%	15.1%	6.1%	(4.2%)
Net cash provided by operations	$118,228	$66,362	$50,374	$50,631	$27,556
Net cash used for investing activities	(151,085)	(62,415)	(37,215)	(34,670)	(21,831)
Net cash provided by (used for) financing activities	22,777	(20,774)	(5,825)	(5,192)	(4,927)
Depreciation and amortization (c)	46,711	39,129	34,500	33,182	31,342
Capital expenditures	$159,831	$72,808	$49,869	$30,356	$22,481
Employees at end of period	2,000	1,649	1,596	1,529	1,419
BALANCE SHEET DATA AT END OF YEAR:
Accounts receivable, net	$148,469	$107,428	$75,793	$53,719	$40,168
Working capital	111,302	95,215	77,509	63,226	52,646
Property, plant and equipment, net	262,797	141,218	114,222	109,163	105,338
Total assets	474,307	311,785	262,942	226,864	195,954
Current portion of long-term debt	—	—	2,700	1,110	552
Long-term debt (d)	35,600	—	2,100	4,800	2,410
Total stockholders’ equity	$335,287	$232,501	$181,423	$151,106	$145,081

(a)
Gain on disposition of assets, net in 2005 includes a $10.7 million pre-tax gain ($0.07 after tax per diluted share) on the sale of certain assets during third quarter of 2005. In 2004 the gain on disposition, net includes a $3.3 million pre-tax gain ($0.02 after tax per diluted share) on the sale of certain operating assets during the fourth quarter of 2004.

(b)
During the fourth quarter of 2005, the income tax provision and net income reflect the receipt of tax refunds of $3.5 million related to the successful resolution of certain tax matters, which had a positive impact of $0.04 after tax per diluted share.

(c)
Prior to the sale of our overhead crane fabricator in April 2004, depreciation and amortization differed from depreciation and amortization presented in the statements of operations. This difference is due to depreciation related to the manufacturing of goods which was included in cost of services rendered and goods sold.

(d)
Effective September 2006, the Company closed on a new revolving credit facility for up to $250 million. In 2005, the Company prepaid a $2.8 million promissory note and the remaining balance was paid in full upon maturity of a promissory note in July 2005.

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

Our key business and financial strategies are:

•	To focus our management resources on and invest our capital in equipment and geographic markets that we believe will earn high returns on capital, and maintain an appropriate capital structure.

•	To maintain a flexible cost structure that can respond quickly to volatile industry conditions and business activity levels.

•	To deliver equipment and services to our customers safely.

•	To maintain and increase market share.

•
To maximize shareholder return by optimizing the balance between cash invested in the Company’s productive assets, the payment of dividends to shareholders, and the repurchase of our common stock on the open market.

•	To align the interests of our management and shareholders.

•	To maintain an efficient, low-cost capital structure, which includes an appropriate use of debt.

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

Current industry conditions include natural gas prices that, while high by historical levels, are extremely volatile and have recently declined significantly compared to prior year. Oil prices are historically high, although they have declined somewhat during the second half of 2006. During 2006, the price of natural gas increased at the beginning of the year compared to 2005, as U.S. natural gas production continued to be disrupted as a result of the severe hurricanes in the Gulf of Mexico in the third quarter of 2005, which significantly disrupted U.S. natural gas production. However, during the second half of 2006 natural gas prices decreased dramatically due to a much less severe 2006 hurricane season, increasing natural gas storage levels, and expectations of warm weather in the winter of 2007. In spite of these volatile, declining commodity prices, the rig count increased steadily throughout the year, as our customers continued to earn strong returns on their investments and believed that the long-term operating environment would be profitable. These trends in 2006 resulted in higher pricing for the Company’s services and equipment, high utilization of new equipment placed in service during the year, and continued high utilization of our existing equipment and personnel. Cash flow generated by our improved results and proceeds from our revolving credit facility have also allowed us to make higher capital expenditures, which has led to an increase in capacity for providing services to our customers.

The results of our strategies are reflected in our 2006 financial and operational performance. We generated record revenues and profitability in 2006 because of better industry conditions, improved pricing, increased capacity and growth in the utilization of our personnel and equipment. Revenues in 2006 of $596.6 million increased 39.5 percent compared to the prior year. The growth in revenues resulted primarily from improved pricing for our equipment and services, increased capacity due to our expenditures for new equipment and maintenance on existing equipment, and a slight increase in utilization consistent with higher customer activity levels. The increase in prices is partially attributable to the issuance of new price books during the third quarter of 2005 and the first and third quarters of 2006. International revenues for 2006 increased due to higher customer activity levels in Angola, Argentina, Canada and Turkmenistan. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration. International revenues remain less than 10 percent of consolidated revenues. Based on current industry conditions and trends during 2007 and our planned capital expenditures, we expect consolidated revenues for 2007 to increase compared to 2006, although the volatility in our industry makes accurate near-term forecasts unreliable.

Income before income taxes was $178.8 million in 2006 compared to $100.7 million in the prior year. The effective tax rate for 2006 was 38.1 percent compared to 34.0 percent in the prior year. Diluted earnings per share increased to $1.13 in 2006 compared to $0.67 for the prior year, which included an after tax gain of $7.1 million or $0.07 diluted earnings per share due to sale of certain assets in the third quarter of 2005. Cash flows from operating activities were $118.2 million in 2006 compared to $66.4 million in the prior year, and cash and cash equivalents were $2.7 million at December 31, 2006, a decrease of $10.1 million compared to December 31, 2005. This decrease in cash and cash equivalents occurred despite higher cash flows from operating activities primarily because of increased capital expenditures to expand our fleet of revenue producing equipment. During the third quarter of 2006, we replaced our $50 million credit facility with a new $250 million revolving credit facility in order to support our growth plan. As of December 31, 2006, there was $35.6 million in outstanding borrowings on our revolving credit facility.

Cost of services rendered and goods sold as a percentage of revenues decreased approximately 5.1 percentage points in 2006 compared to 2005. This improvement was due to improved pricing and higher equipment and personnel utilization resulting in the leverage of our fixed costs over higher revenues.

Selling, general and administrative expenses as a percentage of revenues decreased approximately 2.3 percentage points in 2006 compared to 2005, which was due to the leverage of these costs over higher revenues partially offset by an increase in employment costs consistent with higher activity levels, and increased incentive compensation consistent with improved financial results.

Consistent with our strategy to selectively grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $159.8 million in 2006. In September 2006, we selected a group of banks that put a credit facility in place that allows for up to $250 million in borrowings. Although we currently expect capital expenditures to be approximately $275 million during 2007, the total amount of 2007 expenditures will depend primarily on equipment maintenance requirements and the ultimate delivery dates for equipment on order. We expect these expenditures to be primarily directed toward our larger, core service lines including primarily pressure pumping, but also hydraulic workover, coiled tubing, nitrogen, and rental tools.

On October 24, 2006, RPC’s Board of Directors declared a three-for-two stock split of the Company’s common shares. The additional shares were distributed on December 11, 2006, to shareholders of record on November 10, 2006. All share, earnings per share, and dividends per share data presented throughout this document, including the accompanying financial statements and management’s discussion and analysis, have been adjusted to reflect this stock split.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, has been stable or gradually increasing for several years, and the overall domestic rig count during the fourth quarter of 2006 was approximately 16 percent higher than in the comparable period in 2005. The average price of oil rose by approximately one percent while the average price of natural gas declined by more than 44 percent during the fourth quarter compared to the prior year. The natural gas price was substantially higher one year ago because of the reduction in gas production following hurricanes Katrina and Rita. While the overall drilling rig count has increased, drilling activity in the Gulf of Mexico has been weak, although it has recently improved. The Company has responded to these trends by emphasizing investments in more robust domestic markets and making only selective investments in the Gulf of Mexico market. In spite of recent strong industry conditions, the Company understands that factors influencing the industry are unpredictable. The Company is monitoring recent declines in oil and natural gas prices for any signs of weakness in domestic customer activity levels. Our response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure. Although we have recently decided to expand our bank credit facility to finance our expansion, we will still maintain a conservative financial structure. Based on current industry conditions and trends during 2006, we expect consolidated revenues for 2007 to increase compared to 2006.

The high activity levels in the domestic oilfield have increased demand for equipment from the manufacturers of equipment and components used in the Company’s business. This increased demand has increased the lead times for ordering and delivery of such equipment and components. If this increased demand and resulting delays in delivery extends indefinitely, it could constrain the Company’s ability to expand its capacity, which would negatively impact the Company’s future financial results.

Results of Operations

Years Ended December 31,	2006	2005	2004
Consolidated revenues	$596,630	$427,643	$339,792
Revenues by business segment:
Technical	$495,090	$363,139	$279,070
Support	101,540	64,487	56,917
Other	—	17	3,805

Consolidated operating profit	$177,800	$97,713	$51,340
Operating profit by business segment:
Technical	$153,126	$84,048	$47,027
Support	30,953	11,990	8,287
Other	—	(273)	(975)
Corporate expenses	(12,248)	(10,221)	(8,550)
Gain on disposition of assets, net	5,969	12,169	5,551

Net income	$110,794	$66,484	$34,773
Earnings per share — diluted	$1.13	$0.67	$0.36
Percentage of cost of services rendered and goods sold to revenues	48%	53%	57%
Percentage of selling, general and administrative expenses to revenues	15%	18%	19%
Percentage of depreciation and amortization expense to revenues	8%	9%	10%
Effective income tax rate	38.1%	34.0%	34.6%
Average U.S. domestic rig count	1,649	1,383	1,190
Average natural gas price (per thousand cubic feet (mcf))	$6.65	$8.86	$5.88
Average oil price (per barrel)	$66.36	$56.61	$41.35

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Revenues. Revenues for 2006 increased $169.0 million or 39.5 percent compared to 2005. The Technical Services segment revenues for 2006 increased 36.3 percent from the prior year due primarily to improved pricing and increased capacity driven by higher capital expenditures. The Support Services segment revenues for 2006 increased 57.5 percent from the prior year due to increased capacity driven by higher capital expenditures in the rental tool service line, the largest within this segment, as well as improved pricing in the service lines which comprise this segment.

Domestic revenues increased 37 percent to $566.6 million during 2006 compared to the prior year. The increase in revenues is due to higher pricing and increased capacity in our largest service lines, such as pressure pumping and rental tools. The increase in pricing is mostly attributed to price book adjustments effective during the third quarter of 2005 and the first and third quarters of 2006 and higher customer demand for our services. The average price of natural gas decreased by almost 25 percent and the average price of oil increased by over 17 percent during 2006 compared to the prior year. In spite of the decrease in natural gas, the average domestic rig count during 2006 was 19 percent higher than the same period in 2005. This increase in drilling activity had a positive impact on our financial results. We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells. Foreign revenues increased from $14.3 million in 2005 to $30.0 million in 2006, or only five percent of consolidated revenues. Revenue increases were realized due mainly to higher customer activity levels in Angola, Argentina, Canada and Turkmenistan compared to the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of services rendered and goods sold. Costs of services rendered and goods sold in 2006 was $287.0 million compared to $227.5 million in 2005, an increase of $59.5 million or 26.2 percent. The increase in these costs was due to the variable nature of many of these expenses, including compensation, materials and supplies expenses and maintenance and repair expenses. Cost of services rendered and goods sold, as a percent of revenues, decreased in 2006 from 2005 due to leveraging of fixed costs over higher revenues as a result of improved pricing and increased equipment and personnel utilization.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased 20.6 percent to $91.1 million in 2006 compared to $75.5 million in 2005. This increase was primarily due to higher employee headcount consistent with higher activity levels, and increased compensation costs consistent with improved profitability. These costs as a percent of revenues, however, decreased due to leveraging of these expenses, most of which are of a fixed nature, over higher revenues.

Depreciation and amortization. Depreciation and amortization were $46.7 million in 2006, an increase of $7.6 million or 19.4 percent compared to $39.1 million in 2005. This increase in depreciation and amortization resulted from a higher level of capital expenditures during recent quarters within both Support Services and Technical Services to increase capacity and to maintain our existing equipment.

Gain on disposition of assets, net. Gain on the disposition of assets, net decreased due primarily to the sale of operating and intangible assets related to the hammer, casing, laydown and casing torque-turn service lines which generated a pre-tax gain of $10.7 million in the third quarter of 2005. The remaining gain on disposition of assets, net during 2006 and 2005 includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net in 2006 was $1.1 million, a decrease of $1.0 million compared to $2.1 million in 2005. The decrease is primarily due to proceeds from a litigation settlement that were realized during the first quarter of 2005. The remaining other income, net primarily includes gains from settlements of various other legal and insurance claims.

Interest expense and interest income. Interest expense was $418 thousand in 2006 compared to $127 thousand in 2005. The increase is due primarily to higher interest expense in 2006 incurred on outstanding interest bearing advances on our revolving line of credit. Interest income declined to $381 thousand in 2006 compared to $1.1 million in 2005 as a result of a lower average cash balance in 2006 compared to 2005 and $412 thousand of interest income related to income tax refunds received during the fourth quarter of 2005.

Income tax provision. The income tax provision increased to $68.1 million in 2006 from $34.3 million in 2005. The increase is due to the increase in income before taxes and an increase in the effective tax rate to 38.1 percent in 2006 from 34.0 percent in 2005. Adjustments of $3.5 million in 2005 related to receipt of income tax refunds resulted in an income tax benefit of 3.4 percent.

Net income and diluted earnings per share. Net income increased 66.6 percent to $110.8 million, or $1.13 earnings per diluted share, compared to $66.5 million, or $0.67 earnings per diluted share in 2005, which included an after-tax gain on the sale of certain assets in the third quarter of 2005 of $0.07 diluted earnings per share.

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Revenues. Revenues for 2005 increased $87.9 million or 25.9 percent compared to 2004. The Technical Services segment revenues for 2005 increased 30.1 percent from the prior year due primarily to increases in capacity driven by higher capital expenditures, improved utilization, and increased pricing driven by higher customer demand for our services. This increase was partially offset by the disposal of our casing installation services in the third quarter of 2005. The Support Services segment revenues for 2005 increased 13.3 percent from the prior year as a result of higher capacity, equipment utilization and increased pricing in rental tools, which is the largest service line within this segment. The growth in this segment was lower than the change in the domestic rig count and in Technical Services due to this segment’s exposure to the Gulf of Mexico, a region in which activity has been very weak since the hurricanes in the third quarter of 2005. In addition, these increases were also offset by the lack of revenues for 2005 from our marine liftboat division, which was sold in the fourth quarter of 2004. The marine liftboat division generated revenues of $3.3 million in 2004.

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

Selling, general and administrative expenses. Selling, general and administrative expenses increased 14.6 percent to $75.5 million in 2005 compared to $65.9 million in 2004. However, as a percentage of revenues, these expenses decreased 1.7 percentage points to 17.7 percent. The increase was primarily due to higher employment costs associated with additions to field administrative personnel to handle higher business activity levels and costs to implement additional information technology to support operational efficiencies.

Depreciation and amortization. Depreciation and amortization were $39.1 million in 2005, an increase of $4.6 million or 13.3 percent compared to $34.5 million in 2004. This increase in depreciation and amortization resulted from various capital expenditures made during 2005 within Support Services and Technical Services. A larger percentage of the increase in depreciation and amortization was due to capital expenditures made in the Support Services segment than the Technical Services segment, despite its smaller relative revenues and total assets, because of investments made in the rental tools service line, the largest service line within Support Services, and a new Support Services operational facility that was constructed in 2005.

Gain on disposition of assets, net. Gain on the disposition of assets, net increased primarily due to the sale of certain assets of the hammer, casing, laydown and casing torque-turn service lines for net proceeds of $15.7 million which generated a pre-tax gain of $10.7 million, or $0.07 after tax gain per diluted share. The gain on disposition of assets in 2004 was due primarily to the pre-tax gain of $3.3 million on the sale of the domestic liftboat fleet which occurred during the fourth quarter of 2004. The remaining gain on disposition of assets, net in 2005 and 2004 also includes gains or losses related to various real property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net in 2005 of $2.1 million primarily includes proceeds of approximately $1.3 million from a litigation settlement in the first quarter of 2005. The remaining other income, net in 2005 and 2004 also includes gains from various other legal and insurance claims.

Interest expense and interest income. Interest expense decreased to $127 thousand in 2005 compared to $311 thousand in 2004. The decrease resulted primarily from the reduction in outstanding debt through annual principal payments made during 2004 and 2005. Interest income increased to $1.1 million in 2005 compared to $243 thousand in 2004 as a result of $412 thousand of interest income related to income tax refunds received during the fourth quarter of 2005 and higher percentage yields on a slightly higher average cash balance in 2005 compared to 2004.

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

Net income and diluted earnings per share. Net income for 2005 was $66.5 million, or $0.67 earnings per diluted share. This included a $7.1 million after tax gain, or $0.07 per diluted share, related to the sale of the operating and intangible assets of the hammer, casing, laydown and casing torque-turn service lines. Net income for 2004 was $34.8 million or $0.36 earnings per diluted share, and included a pre-tax gain of $3.3 million related to the sale of the domestic liftboat fleet.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $2.7 million as of December 31, 2006, $12.8 million as of December 31, 2005 and $29.6 million as of December 31, 2004.

The following table sets forth the historical cash flows for the year ended December 31:

	(in thousands)
	2006	2005	2004
Net cash provided by operating activities	$118,228	$66,362	$50,374
Net cash used for investing activities	(151,085)	(62,415)	(37,215)
Net cash provided by (used for) financing activities	22,777	(20,774)	(5,825)

2006

Cash provided by operating activities increased by $51.9 million in 2006 compared to the prior year. This increase is due primarily to the $44.3 million increase in net income partially offset by a small increase in working capital requirements. Increased business activity levels and revenues resulted in higher accounts receivable, inventories and prepaid expenses partially offset by the increased accounts payable and accrued payroll.

Cash used for investing activities in 2006 increased by $88.7 million compared to 2005, primarily as a result of higher capital expenditures to increase capacity and maintain our existing equipment. This increase was partially offset by earnout payments made in the second and third quarters of 2005 which did not recur in the current period.

Cash provided by financing activities in 2006 increased by $43.6 million compared to 2005, primarily due to net borrowings from notes payable to banks during the third and fourth quarters of 2006, a decrease in repurchases of common shares, principal loan repayments made in the first and third quarters of 2005 which did not recur in the current year and excess tax benefits for share-based payments. This increase was partially offset by an 88 percent increase in dividends paid to common shareholders.

2005

Cash provided by operating activities was $66.4 million in 2005 compared to $50.4 million in 2004. The large improvement in operating results and increased gains on sale of assets was partially offset by higher working capital requirements and a lower cash contribution to the defined benefit pension plan in 2005 compared to 2004. Increased business activity levels and revenues resulted in increased accounts receivable and inventories which was partially offset by higher accounts payable. Also, the company received income tax refunds of $3.5 million in 2005 that did not occur in 2004.

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

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2006, remains strong. We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization which includes a revolving credit facility and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months. During the third quarter of 2006, the Company replaced its $50 million line of credit with a $250 million revolving credit facility (the “Revolving Credit Agreement”), with a term of five years. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens, merge or consolidate with another entity. A total of $199.4 million was available under our facility as of December 31, 2006 and $190.6 million was available as of February 28, 2007; approximately $15.0 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids. For additional information with respect to RPC’s credit facility, see Note 7 of the Notes to Consolidated Financial Statements.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position, including access to borrowings under our credit facility, and the expected amount of cash to be provided by operations. We believe our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels. The Company’s decisions about the amount of cash to be used for investing and financing activities could be influenced by the financial covenants in our credit facility but we do not expect the covenants to restrict our planned activities.

Cash Requirements

Capital expenditures were $159.8 million in 2006, and we currently expect capital expenditures to be approximately $275 million in 2007. We expect these expenditures to be primarily directed towards revenue-producing equipment in our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools. The actual amount of 2007 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the first quarter of 2006, the Company contributed $2.6 million to the pension plan. We expect that additional contributions to the defined benefit pension plan of approximately $4.75 million will be required in 2007 to achieve the Company’s funding objective.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of up to 11,812,500 shares of which 4,066,965 additional shares were available to be repurchased as of December 31, 2006. The program does not have a predetermined expiration date.

On January 23, 2007, the Board of Directors approved an increase in the quarterly cash dividend per common share, from $0.03 to $0.05, payable March 12, 2007 to stockholders of record at the close of business February 12, 2007. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Contractual Obligations

The Company’s obligations and commitments that require future payments include a bank demand note, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company’s significant contractual obligations as of December 31, 2006:

Contractual obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$35,600	$—	$—	$35,600	$—
Interest on long-term debt obligations	10,346	2,072	6,248	2,026	—
Capital lease obligations	—	—	—	—	—
Operating leases (1)	9,627	182	6,065	2,056	1,324
Purchase obligations (2)	55,356	55,356	—	—	—
Other long-term liabilities (3)	8,132	4,750	3,382	—	—
Total contractual obligations	$119,061	$62,360	$15,695	$39,682	$1,324

(1)	Operating leases include agreements for various office locations, office equipment, and certain operating equipment.

(2)
Includes agreements to purchase goods or services that have been approved and that specify all significant terms (pricing, quantity, and timing). As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs.

(3)
Includes expected cash payments for long-term liabilities reflected on the balance sheet where the timing of the payments are known. These amounts include primarily known pension plan funding obligations and incentive compensation. These amounts exclude pension obligations with uncertain funding requirements and deferred compensation liabilities.

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Due to the increases in activity in the domestic oilfield over the past several years, as well as a shortage of a skilled work force due to historically low activity in the oilfield, the Company has experienced some upward wage pressures in the labor markets from which it hires employees. Also over the past several years, the price of steel, for both the commodity and for products manufactured with steel, has increased dramatically. Recently, steel prices have moderated, although they remain high by historical standards. This factor has affected the Company’s operations by extending time for deliveries of new equipment and receipt of price quotations that may only be valid for a limited period of time. If this factor continues, it is possible that the cost of the Company’s new equipment will increase which would result in higher capital expenditures and depreciation expense. RPC has been able to recover such increased costs through price increases to its customers, but it may not be able to do so in the future, thereby reducing the Company’s future profits.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $739,000 in 2006, $616,000 in 2005 and $546,000 in 2004. The Company’s receivable due from Marine Products for these services as of December 31, 2006 and 2005 was approximately $236,000 and $66,000. The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

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

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or shareholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $1,248,000 in 2006, $926,000 in 2005 and $529,000 in 2004.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled to $70,000 in 2006, $71,000 in 2005 and $76,000 in 2004.

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

Allowance for doubtful accounts— Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. There were no large recoveries in 2006, 2005 and 2004. We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

The estimated allowance for doubtful accounts is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region. In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables. Excluding the effect of the recoveries referred to above, the annual provisions for doubtful accounts have ranged from 0.25 percent to 0.40 percent of revenues over the last three years. Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2006 would have resulted in a change of approximately $0.8 million to the allowance for doubtful accounts and a corresponding change to selling, general and administrative expenses.

Income taxes — The effective income tax rates were 38.1 percent in 2006, 34.0 percent in 2005, and 34.6 percent in 2004. Our effective tax rates vary due to changes in estimates of our future taxable income, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments. As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Insurance expenses – The Company self insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability. The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims. The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims. As of December 31, 2006, the Company estimates the range of exposure to be from $8.9 million to $11.6 million. The Company has recorded liabilities at December 31, 2006 of approximately $10.2 million which represents management’s best estimate of probable loss.

Depreciable life of assets — RPC’s net property, plant and equipment at December 31, 2006 was $262.8 million representing 55.4 percent of the Company’s consolidated assets. Depreciation and amortization expenses for the year ended December 31, 2006 were $46.7 million, or 11.0 percent of total operating costs. Management judgment is required in the determination of the estimated useful lives used to calculate the annual and accumulated depreciation and amortization expense.

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

Defined benefit pension plan – In 2002, the Company ceased all future benefit accruals under the defined benefit plan, although the Company remains obligated to provide employees benefits earned through March 2002. The Company accounts for the defined benefit plan in accordance with the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes the Moody’s Aa long-term corporate bond yield with a yield adjustment made for the longer duration of the Company’s obligations. A lower discount rate increases the present value of benefit obligations. The Company determined a discount rate of 5.50 percent as of December 31, 2006 and 2005, compared to a discount rate of 5.75 percent in 2004.

In 2006, the change in the minimum pension liability within accumulated other comprehensive loss increased stockholders’ equity by $2.1 million after tax. Holding all other factors constant, a decrease in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an after tax increase of approximately $0.7 million in accumulated other comprehensive loss and an increase in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an after tax decrease of approximately $0.8 million in accumulated other comprehensive loss.

The Company recognized pre-tax pension expense of $0.8 million in 2006, $1.1 million in 2005, and $1.2 million in 2004. Pension expense is anticipated to decrease by 62 percent to approximately $0.5 million in 2007. Holding all other factors constant, a change in the expected long-term rate of return on plan assets by 0.50 percentage points would result in an increase or decrease in pension expense of approximately $0.1 million in 2007. Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an increase or decrease in pension expense of approximately $0.1 million in 2006.

New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for fiscal years beginning after September 15, 2006. Accordingly, the Company will adopt SFAS No. 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated operating results and financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. This statement will be effective for the fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS No. 156 in fiscal year 2008. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of applying the provisions of FIN 48.

In June 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company intends to adopt EITF Issue 06-3 effective January 1, 2007, and does not believe that the adoption will have a significant effect on its financial statements as it does not intend to change its existing accounting policy which is to present taxes within the scope of EITF Issue 06-3 on a net basis.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of applying the various provisions of SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit pension plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires the Company to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Effective December 31, 2006, the Company has adopted the recognition provisions of SFAS 158 which did not result in a material impact to its consolidated results of operations and financial condition. The Company currently measures the plan assets and benefit obligations as of its fiscal year-end and therefore adoption of the measurement provisions will not have an affect on its consolidated results of operation and financial condition. See Note 10 to the consolidated financial statements for further information.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (‘SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 which did not result in a material impact to its consolidated results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of December 31, 2006, there are outstanding interest-bearing advances of $35.6 million on our credit facility which bear interest at a floating rate. A change in the interest rate of one percent on the balance outstanding at December 31, 2006 would cause a change of $360,000 in total annual interest costs.

Additionally, the Company is exposed to market risk resulting from changes in foreign exchange rates. However, since the majority of the Company’s transactions occur in U.S. currency, this risk is not expected to have a material effect on its consolidated results of operations and financial condition.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2006.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2006, and has also issued their report on management’s assessment of the Company’s internal control over financial reporting, included in this report on page 29.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
February 27, 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Stockholders of RPC, Inc.

We have audited management’s assessment included in Management’s Report on Internal Control Over Financial Reporting included in RPC, Inc.’s Form 10-K for 2006, that RPC, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia
February 27, 2007

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders of RPC, Inc.

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  Schedule II, as listed in the Index, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As described in Note 1 to the consolidated financial statements, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” and also the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” during 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2007 expressed an unqualified opinion.

Atlanta, Georgia
February 27, 2007

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

December 31,	2006	2005
ASSETS
Cash and cash equivalents	$2,729	$12,809
Accounts receivable, net	148,469	107,428
Inventories	21,188	13,298
Deferred income taxes	4,384	5,304
Income taxes receivable	239	—
Prepaid expenses and other current assets	5,245	4,004
Current assets	182,254	142,843
Property, plant and equipment, net	262,797	141,218
Goodwill	24,093	24,093
Other assets	5,163	3,631
Total assets	$474,307	$311,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$50,568	$30,437
Accrued payroll and related expenses	13,289	9,576
Accrued insurance expenses	3,327	3,695
Accrued state, local and other taxes	3,314	2,585
Income taxes payable	—	791
Other accrued expenses	454	544
Current liabilities	70,952	47,628
Long-term accrued insurance expenses	6,892	6,168
Notes payable to banks	35,600	—
Long-term pension liabilities	9,185	13,614
Deferred income taxes	12,073	8,758
Other long-term liabilities	4,318	3,116
Total liabilities	139,020	79,284
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 159,000,000 shares authorized, 97,213,668 and 96,678,759 shares issued and outstanding in 2006 and 2005, respectively	9,721	9,668
Capital in excess of par value	13,595	16,012
Deferred compensation	—	(5,391)
Retained earnings	317,705	219,907
Accumulated other comprehensive loss	(5,734)	(7,695)
Total stockholders’ equity	335,287	232,501
Total liabilities and stockholders’ equity	$474,307	$311,785

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2006	2005	2004
REVENUES	$596,630	$427,643	$339,792
COSTS AND EXPENSES:
Cost of services rendered and goods sold	287,037	227,492	193,659
Selling, general and administrative expenses	91,051	75,478	65,871
Depreciation and amortization	46,711	39,129	34,473
Gain on disposition of assets, net	(5,969)	(12,169)	(5,551)
Operating profit	177,800	97,713	51,340
Interest expense	(418)	(127)	(311)
Interest income	381	1,077	243
Other income, net	1,085	2,077	1,931
Income before income taxes	178,848	100,740	53,203
Income tax provision	68,054	34,256	18,430
Net income	$110,794	$66,484	$34,773
EARNINGS PER SHARE
Basic	$1.16	$0.70	$0.36
Diluted	$1.13	$0.67	$0.36
Dividends paid per share	$0.133	$0.071	$0.036

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
RPC, INC. AND SUBSIDIARIES

(in thousands)

Three Years Ended	Comprehensive	Common Stock		Capital in Excess of Par	Deferred	Retained	Accumulated Other Comprehensive
December 31, 2006	Income (Loss)	Shares	Amount	Value	Compensation	Earnings	Loss	Total
Balance, December 31, 2003		64,409	$6,441	$23,217	$(1,076)	$128,824	$(6,300)	$151,106
Stock issued for stock incentive plans, net		354	36	4,074	(3,087)	—	—	1,023
Stock purchased and retired		(170)	(17)	(2,312)	—	—	—	(2,329)
Net income	$34,773	—	—	—	—	34,773	—	34,773
Minimum pension liability, net of taxes	(605)	—	—	—	—	—	(605)	(605)
Unrealized gain on securities, net of taxes	19	—	—	—	—	—	19	19
Comprehensive income	$34,187
Dividends declared		—	—	—	—	(3,408)	—	(3,408)
Stock-based compensation		—	—	—	636	—	—	636
Excess tax benefits for share-based payments		—	—	208	—	—	—	208
Three-for-two stock split		32,641	3,263	(3,263)	—	—	—	—
Balance, December 31, 2004		97,234	9,723	21,924	(3,527)	160,189	(6,886)	181,423
Stock issued for stock incentive plans, net		417	42	5,344	(3,125)	—	—	2,261
Stock purchased and retired		(739)	(74)	(11,332)	—	—	—	(11,406)
Net income	$66,484	—	—	—	—	66,484	—	66,484
Minimum pension liability, net of taxes	(987)	—	—	—	—	—	(987)	(987)
Unrealized gain on securities, net of taxes	178	—	—	—	—	—	178	178
Comprehensive income	$65,675
Dividends declared		—	—	—	—	(6,766)	—	(6,766)
Stock-based compensation		—	—	—	1,261	—	—	1,261
Excess tax benefits for share-based payments		—	—	53	—	—	—	53
Three-for-two stock split		(234)	(23)	23	—	—	—	—
Balance, December 31, 2005		96,678	9,668	16,012	(5,391)	219,907	(7,695)	232,501
Stock issued for stock incentive plans, net		491	49	2,533	—	—	—	2,582
Stock purchased and retired		(119)	(12)	(3,252)	—	—	—	(3,264)
Net income	$110,794	—	—	—	—	110,794	—	110,794
Minimum pension liability, net of taxes	2,108	—	—	—	—	—	2,108	2,108
Unrealized loss on securities, net of taxes	(147)	—	—	—	—	—	(147)	(147)
Comprehensive income	$112,755
Dividends declared		—	—	—	—	(12,996)	—	(12,996)
Stock-based compensation		—	—	2,384	—	—	—	2,384
Excess tax benefits for share-based payments		—	—	1,325	—	—	—	1,325
Adoption of SFAS 123(R) See Note 10		—	—	(5,391)	5,391	—	—	—
Three-for-two stock split		164	16	(16)	—	—	—	—
Balance, December 31, 2006		97,214	$9,721	$13,595	$—	$317,705	$(5,734)	$335,287

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RPC, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2006	2005	2004
OPERATING ACTIVITIES
Net income	$110,794	$66,484	$34,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,726	39,129	34,418
Stock-based compensation	2,384	1,261	636
Gain on disposition of assets, net	(5,969)	(12,169)	(5,551)
Deferred income tax provision (benefit)	2,817	(1,851)	(756)
Excess tax benefits from share based-payments	(1,325)	—	—
Changes in current assets and liabilities:
Accounts receivable	(41,093)	(31,635)	(22,074)
Income taxes receivable	1,086	—	4,472
Inventories	(7,886)	(2,445)	(530)
Prepaid expenses and other current assets	(1,463)	(81)	41
Accounts payable	8,958	7,048	3,786
Income taxes payable	(791)	796	113
Accrued payroll and related expenses	3,713	(49)	2,316
Accrued insurance expenses	(368)	(180)	1,023
Accrued state, local and other taxes	729	402	520
Other accrued expenses	(90)	(381)	391
Changes in working capital	(37,205)	(26,525)	(9,942)
Changes in other assets and liabilities:
Pension liabilities	(802)	643	(2,568)
Accrued insurance expenses	724	(283)	595
Other non-current assets	(1,118)	(871)	(875)
Other non-current liabilities	1,202	544	(356)
Net cash provided by operating activities	118,228	66,362	50,374
INVESTING ACTIVITIES
Capital expenditures	(159,831)	(72,808)	(49,869)
Purchase of businesses	—	(8,836)	(3,310)
Proceeds from sale of assets	8,746	19,229	15,964
Net cash used for investing activities	(151,085)	(62,415)	(37,215)
FINANCING ACTIVITIES
Payment of dividends	(12,996)	(6,766)	(3,408)
Borrowings from notes payable to banks	115,171	—	—
Repayments of notes payable to banks	(79,571)	—	—
Debt issue costs for notes payable to banks	(469)	—	—
Payments on debt	—	(4,800)	(1,110)
Excess tax benefits from share-based payments	1,325	—	—
Cash paid for common stock purchased and retired	(2,024)	(10,268)	(1,728)
Proceeds received upon exercise of stock options	1,341	1,060	421
Net cash provided by (used for) financing activities	22,777	(20,774)	(5,825)
Net (decrease) increase in cash and cash equivalents	(10,080)	(16,827)	7,334
Cash and cash equivalents at beginning of year	12,809	29,636	22,302
Cash and cash equivalents at end of year	$2,729	$12,809	$29,636

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

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

Dividends

On January 23, 2007, the Board of Directors approved an increase in the quarterly cash dividend per common share, from $0.033 to $0.050, payable March 12, 2007 to stockholders of record at the close of business February 12, 2007.

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
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when acquired are considered to be cash equivalents. RPC maintains cash equivalents and investments in one or more large, well-capitalized financial institutions, and RPC’s policy restricts investment in any securities rated less than “investment grade” by national rating services.

Investments

Investments classified as available-for-sale are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company did not realize any gains on securities during 2006, 2005 and 2004 on its available for sale securities. In 2004, the Company reclassed approximately $59,000 from other comprehensive income as a result of the securities that are held in a Supplemental Retirement Plan being classified as trading. This reclassification of securities from available-for-sale to trading was due to a change in the frequency of participant directed investment choices for the supplemental retirement plan. See Note 10 for further information regarding the supplemental retirement plan. The investment income earned on trading securities is presented in other income on the consolidated statements of operations.

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

Inventories

Inventories, which consist principally of (i) raw materials and supplies that are consumed in RPC’s services provided to customers, (ii) spare parts for equipment used in providing these services and (iii) manufactured components and attachments for equipment used in providing services, are recorded at the lower of weighted average cost or market value. Market value is determined based on replacement cost for material and supplies. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments.

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
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. In the prior years, earnout payments to sellers of acquired businesses have been paid in accordance with the respective agreements on an annual or interim basis and were recorded as goodwill when the earnout payment amounts were determined. For additional information with respect to earnout payments, see Note 2 of the Notes to Consolidated Financial Statements. The carrying amount of goodwill was $24,093,000 at December 31, 2006 and 2005. Goodwill is reviewed annually for impairment in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In reviewing goodwill for impairment, potential impairment is measured by comparing the estimated fair value of a reporting unit with its carrying value. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred.

Other intangibles primarily represent non-compete agreements related to businesses acquired. Non-compete agreements are amortized on a straight-line basis over the period of the agreement, as this method best estimates the ratio that current revenues bear to the total of current and anticipated revenues. The carrying amount and accumulated amortization for non-compete agreements are as follows:

	December 31,
	2006	2005
Non-compete agreements	$300,000	$300,000
Less: accumulated amortization	(300,000)	(290,016)
	$—	$9,984

Amortization of non-compete agreements was approximately $10,000 in 2006, $28,000 in 2005, and $40,000 in 2004.

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

Defined Benefit Pension Plan

The Company has a defined benefit pension plan that provides monthly benefits upon retirement at age 65 to eligible employees. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires the Company to recognize the funded status of its defined benefit pension plan in the Company’s consolidated balance sheets. Effective for fiscal years ending after December 15, 2008, SFAS 158 also removes the existing option to use a plan measurement date that is up to 90 days prior to the date of the balance sheet. The recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, for entities with publicly traded equity securities that have defined benefit plans and is to be applied as of the year of adoption. Accordingly, the Company has adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006 which did not result in a material impact to its consolidated results of operations and financial condition. The Company uses a December 31 measurement date for its pension plan and thus the measurement date provisions will not affect the Company. See Note 10 for a full description of this plan and the related accounting and funding policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

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

	2006	2005	2004
Basic	95,242,593	95,052,283	95,544,434
Dilutive effect of stock options and restricted shares	2,953,428	3,457,083	2,171,803
Diluted	98,196,021	98,509,366	97,716,237

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The securities held in the non-qualified Supplemental Retirement Plan (“SERP”) are classified as trading and carried at fair value in the accompanying consolidated balance sheets. The carrying value of debt as of December 31, 2006 approximated fair value since the interest rates are market based and are adjusted periodically.

New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”, to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for fiscal years beginning after September 15, 2006. Accordingly, the Company will adopt SFAS No. 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated operating results and financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. This statement will be effective for the fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS No. 156 in fiscal year 2008. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of applying the provisions of FIN 48.

In June 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company intends to adopt EITF Issue 06-3 effective January 1, 2007, and does not believe that the adoption will have a significant effect on its financial statements as it does not intend to change its existing accounting policy which is to present taxes within the scope of EITF Issue 06-3 on a net basis.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of applying the various provisions of SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit pension plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires the Company to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Effective December 31, 2006, the Company has adopted the recognition provisions of SFAS 158 which did not result in a material impact to its consolidated results of operations and financial condition. The Company currently measures the plan assets and benefit obligations as of its fiscal year-end and therefore adoption of the measurement provisions will not have an affect on its consolidated results of operation and financial condition. See Note 10 to the consolidated financial statements for further information.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 which did not result in a material impact to its consolidated results of operations and financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”), which revises SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured based on their fair values and recognized in the financial statements over the requisite service period. See Note 10 regarding the Company’s adoption of SFAS 123(R).

Prior to January 1, 2006, the Company provided the disclosures required by SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosures”, and accounted for all of its stock-based compensation under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method prescribed therein. Accordingly, the Company did not recognize compensation expense for the options granted since the exercise price was the same as the market price of the shares on the date of grant. Compensation cost on the restricted stock was recorded as deferred compensation in stockholders’ equity based on the fair market value of the shares on the date of issuance and amortized ratably over the respective vesting period. Forfeitures related to restricted stock were previously accounted for as they occurred. See Note 10 for additional information.

Three-for-Two Stock Split

On October 24, 2006, RPC’s Board of Directors declared a three-for-two stock split of the Company’s common shares. The additional shares were distributed on December 11, 2006, to shareholders of record on November 10, 2006. All share, earnings per share, and dividends per share data presented in the accompanying financial statements have been adjusted to reflect this stock split.

Note 2: Acquisitions

Earnout payments to sellers of acquired businesses have been paid in accordance with the respective agreements on an annual or interim basis and recorded as goodwill when the earnout payment amounts are determinable. The Company made earnout payments of $4,600,000 in April 2005 related to the 2004 operating results for an acquired business. Final earnout payments of $4,300,000 were made during 2005 to the sellers of the acquired business based on the results for the interim period ended June 30, 2005. Earnout payments made to sellers of acquired businesses totaled $3,310,000 in 2004, based on 2003 operating results. As of December 31, 2005, all earnout obligations under purchase agreements have been recognized and paid.

Note 3: Accounts Receivable

Accounts receivable, net consist of the following:

December 31,	2006	2005
(in thousands)
Trade receivables:
Billed	$118,018	$91,635
Unbilled	34,624	18,878
Other receivables	731	995
Total	153,373	111,508
Less: Allowance for doubtful accounts	(4,904)	(4,080)
Accounts receivable, net	$148,469	$107,428

Trade receivables relate to sale of our services and products, for which credit is extended based on the customer’s credit history. Other receivables consist primarily of amounts due from purchasers of company property and rebates from suppliers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

Changes in the Company’s allowance for doubtful accounts are as follows:

Years Ended December 31,	2006	2005
(in thousands)
Beginning balance	$4,080	$2,576
Bad debt expense	1,492	1,618
Accounts written-off	(1,379)	(230)
Recoveries	711	116
Ending balance	$4,904	$4,080

Note 4: Inventories

Inventories are $21,188,000 at December 31, 2006 and $13,298,000 at December 31, 2005 and consist of raw materials, parts and supplies.

Note 5: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2006	2005
(in thousands)
Land	$9,715	$5,085
Buildings and leasehold improvements	33,650	31,836
Operating equipment	347,230	257,030
Capitalized software	13,457	12,651
Furniture and fixtures	3,545	3,080
Vehicles	110,714	63,413
Construction in progress	8,396	3,699
Gross property, plant and equipment	526,707	376,794
Less: accumulated depreciation	263,910	235,576
Net property, plant and equipment	$262,797	$141,218

Depreciation expense was $46,698,000 in 2006, $39,100,000 in 2005 and $34,397,000 in 2004. There are no capital leases outstanding as of December 31, 2006 and December 31, 2005. The Company also had accounts payable for purchases of property and equipment of approximately $16.4 million, $5.2 million and $4.7 million at December 31, 2006, 2005 and 2004.

Note 6: Income Taxes

The following table lists the components of the provision (benefit) for income taxes:

Years ended December 31,	2006	2005	2004
(in thousands)
Current provision:
Federal	56,104	$31,563	$16,028
State	8,155	4,305	2,300
Foreign	978	239	858
Deferred provision (benefit):
Federal	2,429	(1,890)	(1,210)
State	388	39	454
Total income tax provision (benefit)	$68,054	$34,256	$18,430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2	2.9	3.4
Tax credits	(0.6)	(1.1)	(3.0)
Federal and state refunds	0.0	(3.4)	(0.6)
Adjustments to foreign tax liabilities	(1.1)	(0.7)	(1.2)
Other	1.6	1.3	1.0
Effective tax rate	38.1%	34.0%	34.6%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2006	2005
(in thousands)
Deferred tax assets:
Self-insurance	$4,298	$4,106
Pension	3,427	5,238
State net operating loss carryforwards	1,560	1,802
Bad debts	1,875	1,629
Accrued payroll	1,730	787
Stock-based compensation	1,238	980
Foreign tax credit	–	657
All others	–	296
Valuation allowance	(1,342)	(1,945)
Gross deferred tax assets	12,786	13,550
Deferred tax liabilities:
Depreciation	(18,164)	(15,168)
Goodwill amortization	(2,258)	(1,606)
All others	(53)	(230)
Gross deferred tax liabilities	(20,475)	(17,004)
Net deferred tax liabilities	$(7,689)	$(3,454)

Historically, undistributed earnings of the Company’s foreign subsidiaries were considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes was recorded. Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

The American Jobs Creation Act of 2004 created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the United States. As a result, the Company revisited its policy of indefinite reinvestment of foreign earnings and repatriated approximately $1.1 million in 2005. The Company recorded a one-time income tax provision of $65 thousand attributable to these earnings. For 2006 and forward, the Company considers undistributed earnings of the Company’s foreign subsidiaries to be indefinitely invested.

During 2006, the valuation allowance and foreign tax credits of $657 thousand were reduced to reflect the Company's anticipated use of these previously reserved credits in the 2006 return.

As of December 31, 2006, the Company has net operating loss carryforwards related to state income taxes of approximately $36.8 million that will expire between 2007 through 2026. A valuation allowance of approximately $1.3 million, representing the tax affected amount of loss carryforwards that the Company does not expect to utilize, has been established against the corresponding deferred tax asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

Total income tax payments (refunds), net were $65,208,000 in 2006, $36,031,000 in 2005, and $14,692,000 in 2004.

Note 7: Long-Term Debt

On September 8, 2006 the Company replaced its $50 million credit facility with a new revolving credit agreement (the “Revolving Credit Agreement”). The Revolving Credit Agreement has a term of five years and provides for an unsecured line of credit of up to $250 million, which includes a $50 million letter of credit subfacility, and a $20 million swingline subfacility. Under certain circumstances, the line of credit may be increased by an additional amount of up to $50 million. The maturity date of all revolving loans under the Credit Agreement is September 8, 2011, although RPC may request two one-year extensions of the maturity date at the first and second anniversaries of the closing of the revolving credit agreement. Additionally, the Revolving Credit Agreement includes a full and unconditional guarantee by RPC’s 100 percent owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of RPC and its subsidiaries.

Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at RPC’s election:

•	the Base Rate, which is the greater of (1) the lender’s “prime rate” for the day of the borrowing or (2) the Federal Funds Rate plus 0.50 percent; or

•
with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus a margin ranging from 0.40 percent to 0.80 percent, based upon RPC’s then-current consolidated debt-to-EBITDA ratio. In addition, RPC will pay an annual fee ranging from 0.10 percent to 0.20 percent of the total credit facility based upon RPC’s then-current consolidated debt-to-EBITDA ratio.

The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants and non-financial covenants restricting RPC’s ability to incur liens, merge or consolidate with another entity. Further, the Revolving Credit Agreement contains financial covenants restricting RPC’s ability to permit the ratio of RPC’s consolidated debt to EBITDA to exceed 2.5 to 1 and to permit the ratio of RPC’s consolidated EBIT to interest expense to exceed 2.0 to 1. In addition, the Revolving Credit Agreement restricts RPC’s ability to pay dividends to holders of its common stock. RPC’s ability to pay dividends to holders of its common stock in any fiscal year is limited to the greater of (1) a specified dollar amount, as long as the ratio of RPC’s consolidated debt to EBITDA ratio does not exceed 2.0 to 1, with such calculation including the dividend payments, or (2) a specified percentage of the previous fiscal year’s net income.

As of December 31, 2006, RPC has outstanding borrowings of $35.6 million at a weighted average interest rate of 5.78 percent under the Revolving Credit Agreement. The Company was charged an annual commitment fee of $64 thousand during 2006 on the facility calculated at 0.10 percent of the $250 million credit facility. Additionally there were letters of credit relating to self-insurance programs and contract bids outstanding for $15 million. As of December 31, 2006, a total of $199.4 million was available under our facility. During the third quarter of 2006, the Company incurred loan origination fees and other debt related costs associated with the line of credit of approximately $469 thousand which are classified as non-current other assets on the consolidated balance sheet and are being amortized over the five year term of the loan.

Cash interest paid was approximately $232 thousand in 2006, $204 thousand in 2005, and $309 thousand in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

Note 8: Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Minimum Pension Liability	Unrealized Gain (Loss) On Securities	Total
Balance at December 31, 2004	$(7,083)	$197	$(6,886)
Change during 2005:
Before-tax amount	(1,592)	286	(1,306)
Tax (expense) benefit	605	(108)	497
Total activity in 2005	(987)	178	(809)
Balance at December 31, 2005	(8,070)	375	(7,695)
Change during 2006:
Before-tax amount	3,627	(248)	3,379
Tax (expense) benefit	(1,519)	101	(1,418)
Total activity in 2006	2,108	(147)	1,961
Balance at December 31, 2006	$(5,962)	$228	$(5,734)

Note 9: Commitments and Contingencies

Lease Commitments - Minimum annual rentals, principally for noncancelable real estate leases with terms in excess of one year, in effect at December 31, 2006, are summarized in the following table:

(in thousands)
2007	$2,421
2008	2,028
2009	1,615
2010	1,276
2011	779
Thereafter	1,324
Total rental commitments	$9,443

Total rental expense charged to operations was approximately $6,276,000 in 2006, $5,252,000 in 2005 and $4,203,000 in 2004.

Income Taxes - The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities include $922,000 as of December 31, 2006 and $789,000 as of December 31, 2005, that represents the Company’s estimated liabilities for the probable assessments payable.

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
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

Note 10: Employee Benefit Plans

Defined Benefit Pension Plan

The Company’s Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to substantially all employees with at least one year of service prior to 2002. As of February 28, 2001, the plan became a multiple employer plan, with Marine Products as an adopting employer.

In 2002, the Company’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the defined benefit pension plan. In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions for certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002. The contributions are discretionary and made annually based on continued employment over a seven year period beginning in 2002. These discretionary contributions are made to either a non-qualified Supplemental Retirement Plan (“SERP”) established by the Company or to the 401(k) plan for each employee that is entitled to the enhanced benefit. The expense related to the enhanced benefits was $320,000 for 2006, $390,000 for 2005 and $415,000 for 2004.

The Company permits selected highly compensated employees to defer a portion of their compensation into the nonqualified SERP. The SERP assets are marked to market and totaled $3,031,000 as of December 31, 2006 and $1,967,000 as of December 31, 2005. The SERP assets are reported in other assets on the balance sheet and changes related to the fair value of assets are recorded in the consolidated statement of operations as part of other income, net. The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the liabilities recorded as compensation cost in the statement of operations.

As previously mentioned, the Company has adopted the provisions of SFAS 158. In accordance with the provisions of SFAS 158, the Company’s projected benefit obligation under its pension plan exceeded the fair value of the plan assets by $6,045,000 and thus the plan was under-funded as of December 31, 2006. Prior to the adoption of SFAS 158, the Company’s disclosure of the funded status in the notes to the consolidated financial statements did not differ from the amount recognized in the consolidated balance sheets; therefore, the adoption of SFAS 158 did not have an affect on the balance sheet. The adoption of SFAS 158 had the following effect on the Company’s consolidated balance sheet as of December 31, 2006:

	As of December 31, 2006
(in thousands)	Prior to adoption of SFAS 158	Effect of adopting SFAS 158	Adjusted
Liability for pension benefits	$6,045	$—	$6,045
Deferred income taxes	3,427	—	3,427
Accumulated other comprehensive loss	9,389	—	9,389

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in RPC’s consolidated balance sheets subsequent to the adoption of SFAS 158:

December 31,	2006	2005
(in thousands)
Accumulated Benefit Obligation at end of year	$32,172	$33,801

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$33,801	$31,270
Service cost	—	—
Interest cost	1,705	1,744
Amendments	—	—
Actuarial (gain) loss	(2,131)	2,013
Benefits paid	(1,203)	(1,226)
Projected benefit obligation at end of year	$32,172	$33,801
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$22,344	$20,888
Actual return on plan assets	2,386	1,082
Employer contribution	2,600	1,600
Benefits paid	(1,203)	(1,226)
Fair value of plan assets at end of year	26,127	22,344

Funded status at end of year	$(6,045)	(11,458)
Unrecognized net loss		13,017
Net prepaid benefit cost		$1,559

December 31,	2006
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$—
Current liabilities	—
Noncurrent liabilities	(6,045)
$(6,045)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net actuarial loss	$9,389
Prior service cost	—
Net transition obligation	—
$9,389

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2006 and 2005 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

Amounts recognized in the consolidated balance sheets and reflected as pension liabilities consist of:

December 31,	2006	2005
(in thousands)
Funded status	$(6,045)	$—
Net prepaid benefit cost	—	1,559
Minimum pension liability	—	(13,017)
SERP employer contributions	(1,071)	(1,054)
SERP employee deferrals	(2,069)	(1,102)
Net amount recognized	$(9,185)	$(13,614)

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. RPC contributed $2,600,000 in 2006 and $1,600,000 in 2005.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2006	2005	2004
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,705	1,744	1,747
Expected return on plan assets	(1,888)	(1,714)	(1,445)
Amortization of net loss (gain)	998	1,054	922
Net periodic benefit cost	$815	$1,084	$1,224

The Company recorded a (decrease) increase to the pre-tax minimum pension liability of $(3,627,000) in 2006 and $1,592,000 in 2005. There were no previously unrecognized prior service costs as of December 31, 2006 and 2005. The pre-tax amounts recognized in other comprehensive income at December 31, 2006 are summarized as follows:

(in thousands)	2006
Net loss (gain)	$(2,629)
Amortization of net (loss) gain	(998)
Net transition obligation (asset)	—
Amount recognized in other comprehensive income	$(3,627)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2007 are as follows:

(in thousands)	2006
Amortization of net loss (gain)	$873
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic cost	$873

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2006	2005	2004
Projected Benefit Obligation:
Discount rate	5.50%	5.50%	5.75%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	5.50%	5.75%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

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

At December 31, 2006 and 2005, the Plan’s assets were comprised of listed common stocks and U.S. Government and corporate securities. The Plan’s weighted average asset allocation at December 31, 2006 and 2005 by asset category along with the target allocation for 2007 are as follows:

Asset Category	Target Allocation for 2007	Percentage of Plan Assets as of December 31, 2006	Percentage of Plan Assets as of December 31, 2005
Equity Securities	48.1%	49.6%	48.3%
Debt Securities — Core Fixed Income	28.3%	28.6%	28.7%
Tactical — Fund of Equity and Debt Securities	5.4%	5.4%	2.6%
Real Estate	5.4%	5.5%	5.4%
Other	12.8%	10.9%	15.0%
Total	100.0%	100.0%	100.0%

The Company’s investment strategy for its defined benefit pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The Company utilizes a number of investment approaches, including individual marketable securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company expects to contribute approximately $4,750,000 to the defined benefit pension plan in 2007 and does not expect to receive a refund in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

The Company estimates that the future benefits payable for the defined benefit pension plan over the next ten years are as follows:

(in thousands)
2007	$1,440
2008	1,545
2009	1,588
2010	1,647
2011	1,661
2012-2016	9,417

401(k) Plan

RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than three months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. RPC matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the plan. Employees vest in the RPC contributions after three years of service. The charges to expense for the Company’s contributions to the 401(k) plan were approximately $1,500,000 in 2006, $1,150,000 in 2005 and $990,000 in 2004.

Stock Incentive Plans

The Company has issued stock options and restricted stock to employees under two 10 year stock incentive plans that were approved by shareholders in 1994 and 2004. The 1994 plan expired in 2004. The Company reserved 5,062,500 shares of common stock under the 2004 Plan which expires ten years from the date of approval. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock which are discussed in detail below. As of December 31, 2006, there were 3,854,818 shares available for grants.

As previously noted, the Company adopted the provisions of SFAS 123(R), “Share-Based Payments”, effective January 1, 2006. As permitted by SFAS 123(R), the Company has elected to use the modified prospective transition method and therefore financial results for prior periods have not been restated. Under this transition method, we will apply the provisions of SFAS 123(R) to new awards and the awards modified, repurchased, or cancelled after January 1, 2006. Additionally, the Company will recognize compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards will be based on their fair value at grant date as calculated for the pro forma disclosures required by Statement 123 less the cost of estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. SFAS 123(R) also requires that cash flows related to share-based payment awards to employees that result in tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.

Pre-tax stock-based employee compensation expense was $2,384,000 ($1,722,000 after tax) for 2006, $1,261,000 ($781,000 after tax) for 2005 and $636,000 ($510,000 after tax) for 2004. As a result of the adoption of SFAS 123(R), financial results were lower than under the previous accounting method for share-based compensation by the following amounts:

(In thousands)	Year Ended December 31, 2006

Earnings before income taxes	$691
Net earnings	$673
Basic net earnings per common share	$0.01
Diluted net earnings per common share	$0.01

As a result of the adoption of SFAS 123(R), basic earnings per share decreased from $1.17 to $1.16 and diluted earnings per share decreased from $1.14 to $1.13 for the year ended December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the years ended December 31, 2005 and 2004:

Years ended December 31,	2005	2004
(in thousands)
Net income — as reported	$66,484	$34,773
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	781	510
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,859)	(1,193)
Pro forma net income	$65,406	$34,090
Pro forma income per share would have been as follows:
Basic - as reported	$0.70	$0.36
Basic - pro forma	$0.69	$0.36
Diluted - as reported	$0.67	$0.36
Diluted - pro forma	$0.66	$0.35

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

As prescribed by SFAS 123(R), the Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. For options granted during 2003, the latest year for which the Company granted stock options, the weighted average assumptions used in the Black-Scholes option pricing model were as follows:

Risk-free interest rate	1.1%
Expected dividend yield	1%
Expected lives	7 years
Expected volatility	43-46%

Transactions involving RPC’s stock options for the year ended December 31, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,493,666	$3.09	5.40 years
Granted	—	—	N/A
Exercised	(841,954)	3.09	N/A
Forfeited	(179,866)	3.14	N/A
Expired	—	—	N/A
Outstanding at December 31, 2006	2,471,846	$3.10	4.41 years	$34,062,000
Exercisable at December 31, 2006	1,785,034	$3.17	3.89 years	$24,473,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

The Company has not granted stock options to employees since 2003. The total intrinsic value of stock options exercised was approximately $12,468,000 during 2006, $4,644,000 during 2005 and $1,605,000 during 2004. There were no recognized excess tax benefits associated with the exercise of stock options during 2006, 2005 and 2004, since all of the stock options exercised were incentive stock options which do not generate tax deductions for the Company.

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

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2006	1,853,985	$4.44
Granted	250,350	22.32
Vested	(282,250)	3.25
Forfeited	(384,226)	4.75
Non-vested shares at December 31, 2006	1,437,859	$7.70

The total fair value of shares vested was approximately $5,380,000 during 2006, $527,000 during 2005 and $1,326,000 during 2004. The tax benefit for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value aggregating $1,325,000 for 2006, $53,000 for 2005 and $208,000 for 2004. The excess tax deductions during the year ended December 31, 2006 are classified as financing cash flows in accordance with SFAS 123(R).

Other Information

As of December 31, 2006, total unrecognized compensation cost related to non-vested restricted shares was approximately $9,287,000 which is expected to be recognized over a weighted-average period of 3.37 years. Unearned compensation cost associated with non-vested restricted shares of $5,391,000 previously reflected as deferred compensation in stockholders’ equity at January 1, 2006 was reclassified to capital in excess of par value as required by SFAS 123(R). As of December 31, 2006, total unrecognized compensation cost related to non-vested stock options was approximately $464,000 which is expected to be recognized over a weighted-average period of 1.06 years.

The Company received cash from options exercised of $1,341,000 during 2006, $1,060,000 during 2005 and $421,000 during 2004. These cash receipts are classified as financing cash flows in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $1,240,000 during 2006, $1,138,000 during 2005 and $602,000 during 2004 have been excluded from the consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $739,000 in 2006, $616,000 in 2005 and $546,000 in 2004. The Company’s receivable due from Marine Products for these services as of December 31, 2006 and 2005 was approximately $236,000 and $66,000. The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

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

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or shareholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $1,248,000 in 2006, $926,000 in 2005 and $529,000 in 2004.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled to $70,000 in 2006, $71,000 in 2005 and $76,000 in 2004.

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
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2006, 2005 and 2004

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2006, 2005 and 2004 are shown in the following table.

	Technical Services	Support Services	Other	Corporate	Gain on disposition of assets, net	Total
(in thousands)
2006
Revenues	$495,090	$101,540	$—	$—	$—	$596,630
Operating profit (loss)	153,126	30,953	—	(12,248)	5,969	177,800
Capital expenditures	125,138	28,902	—	5,791	—	159,831
Depreciation and amortization	31,805	13,974	—	932	—	46,711
Identifiable assets	320,637	125,627	—	28,043	—	474,307
2005
Revenues	$363,139	$64,487	$17	$—	$—	$427,643
Operating profit (loss)	84,048	11,990	(273)	(10,221)	12,169	97,713
Capital expenditures	43,626	28,280	—	902	—	72,808
Depreciation and amortization	27,510	10,453	—	1,166	—	39,129
Identifiable assets	192,172	88,067	—	31,546	—	311,785
2004
Revenues	$279,070	$56,917	$3,805	$—	$—	$339,792
Operating profit (loss)	47,027	8,287	(975)	(8,550)	5,551	51,340
Capital expenditures	34,765	14,026	—	1,078	—	49,869
Depreciation and amortization	25,161	7,785	302	1,252	—	34,500
Identifiable assets	145,196	69,399	661	47,686	—	262,942

The following summarizes selected information between the United States and all international locations combined for the years ended December 31, 2006, 2005 and 2004. The revenues are presented based on the location of the use of the product or service. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

Years ended December 31,	2006	2005	2004
(in thousands)
United States Revenues	$566,636	$413,315	$323,910
International Revenues	29,994	14,328	15,882
	$596,630	$427,643	$339,792

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

As of the end of the period covered by this report, December 31, 2006 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 28 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of internal control as of December 31, 2006 and issued a report thereon which is included on page 29 of this report.

Changes in internal control over financial reporting - Management’s evaluation of changes in internal control did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the RPC Proxy for its 2007 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 12 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2007 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings - Audit Committee.” This information is incorporated herein by reference.

Code of Ethics

RPC, Inc. has a Code of Business Conduct that applies to all employees. In addition, the Company has a Supplemental Code of Business Conduct and Ethics for Directors, the Principal Executive Officer and Principal Financial and Accounting Officer. Both of these documents are available on the Company’s website at www.rpc.net. Copies are available at no charge by writing to Attention: Human Resources, RPC Inc., 2801 Buford Highway, Suite 520, N.E., Atlanta, GA 30329.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2007 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the RPC Proxy Statement for its 2007 Annual Meeting of Stockholders, in the sections “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2006.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	2,471,846	$3.10	3,854,818	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	2,471,846	$3.10	3,854,818

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 10 to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2007 Annual Meeting of Stockholders, in the section titled, “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the RPC Proxy Statement for its 2007 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled “Independent Registered Public Accountants” in the RPC Proxy Statement for its 2007 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits.

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

10.6	Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2004).

10.7	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).

10.8	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).

10.9	Summary of ‘at will’ compensation arrangements with the Executive Officers as of February 28, 2006 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed on March 13, 2006).

10.10	Summary of compensation arrangements with the Directors as of February 28, 2005 (incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed on March 16, 2005).

10.11	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.12	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2007.

10.13	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2007.

10.14	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan.

10.15	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2007).

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).
3.2	Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on May 5, 2004).
4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).
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

10.5	Tax Sharing Agreement dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10-K filed on February 13, 2001).
10.6	Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).
10.7	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 2, 2004).
10.8	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 2, 2004).
10.9	Summary of ‘at will’ compensation arrangements with the Executive Officers as of February 28, 2006 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed on March 13, 2006).
10.10	Summary of compensation arrangements with the Directors as of February 28, 2005 (incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed on March 16, 2005).
10.11	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).
10.12	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2007.
10.13	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2007.
10.14	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan.
10.15	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2007).
10.16
Revolving Credit Agreement dated September 8, 2006 between RPC, Banc of America, N.A., SunTrust Bank and certain other Lenders party thereto (incorporated by reference to Exhibit 99.1 to the Form 8-K dated September 8, 2006).

21	Subsidiaries of RPC
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, Inc.

/s/ Richard A. Hubbell
Richard A. Hubbell President and Chief Executive Officer (Principal Executive Officer)
March 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2007

/s/ Ben M. Palmer
Ben M. Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2007

The Directors of RPC (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	James B. Williams, Director
Wilton Looney, Director	James A. Lane, Jr., Director
Gary W. Rollins, Director	Linda H. Graham, Director
Henry B. Tippie, Director	Bill J. Dismuke, Director

/s/ Richard A. Hubbell
Richard A. Hubbell
Director and as Attorney-in-fact
March 2, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE
Schedule II — Valuation and Qualifying Accounts	61

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended December 31, 2006, 2005 and 2004
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions)Recoveries		Balance at End of Period
Year ended December 31, 2006
Allowance for doubtful accounts	$4,080	$1,492	$(668)	(1)	$4,904
Deferred tax asset valuation allowance	$1,945	$54	$(657)	(2)	$1,342
Year ended December 31, 2005
Allowance for doubtful accounts	$2,576	$1,618	$(114)	(1)	$4,080
Deferred tax asset valuation allowance	$2,451	$129	$(635)	(2)	$1,945
Year ended December 31, 2004
Allowance for doubtful accounts	$2,539	$1,155	$(1,118)	(1)	$2,576
Inventory reserves	$134	$–	$(134)	(3)	$–
Deferred tax asset valuation allowance	$977	$190	$1,284	(2)	$2,451

(1)	Deductions in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.
(2)
In 2006, the valuation allowance was increased by $54,000 to reflect state net operating losses that Management does not believe will be utilized before they expire, and reduced by $657,000 to reflect previously reserved foreign tax credit carryforwards expected to be realized. In 2005, the valuation allowance was increased by $129,000 to reflect state net operating losses that Management does not believe will be utilized before they expire, and reduced by $635,000 to reflect previously reserved foreign tax credit carryforwards expected to be realized. In 2004, the valuation allowance was increased $1,292,000 to reflect foreign tax credit carryforwards on a gross rather than a net basis. The amount includes an addition of $1,770,000 representing previously un-utilized foreign tax credits generated in prior years, and a deduction of $478,000 for those credits utilized during 2004.

(3)
Deductions in the reserve for inventory obsolescence and adjustment principally reflect the sale or disposal of related inventory. Balance represented allowance for inventory held by a subsidiary which was sold during the second quarter of 2004.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters ended	March 31	June 30	September 30	December 31
(in thousands except per share data)
2006
Revenues	$136,024	$146,065	$154,209	$160,332
Net income	$24,900	$27,614	$28,770	$29,510
Net income per share — basic:	$0.26	$0.29	$0.30	$0.31
Net income per share — diluted:	$0.25	$0.28	$0.29	$0.30
2005
Revenues	$92,330	$101,945	$115,801	$117,567
Net income	$9,927	$11,910	$23,107	$21,540	(1)
Net income per share — basic:	$0.10	$0.13	$0.24	$0.23
Net income per share — diluted:	$0.10	$0.12	$0.23	$0.22	(1)

(1)
The fourth quarter of 2005 reflects receipt of $3.1 million in tax refunds related to the successful resolution of certain tax matters, which had a positive impact of $0.03 after tax per diluted share. Also reflected during the fourth quarter 2005 is the gain on sale of certain assets of the hammer, casing, laydown and casing torque-turn service lines which generated a pre-tax gain of $10.7 million, or $0.07 after-tax gain per diluted share.