Form 10-Q
period 2007-03-31
RPC INC
filed 2007-05-04
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

Commission File No. 1-8726

RPC, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1550825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2801 Buford Highway, Suite 520, Atlanta, Georgia 30329
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

Large Accelerated Filer___	Accelerated Filer X	Non-Accelerated Filer___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

As of April 24, 2007, RPC, Inc. had 97,908,882 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(In thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$3,987	$2,729
Accounts receivable, net	162,895	148,469
Inventories	24,006	21,188
Deferred income taxes	4,629	4,384
Income taxes receivable	3,245	239
Prepaid expenses and other current assets	4,734	5,245
Total current assets	203,496	182,254
Property, plant and equipment, net	314,348	262,797
Goodwill	24,093	24,093
Other assets	5,706	5,163
Total assets	$547,643	$474,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$59,702	$50,568
Accrued payroll and related expenses	12,504	13,289
Accrued insurance expenses	3,691	3,327
Accrued state, local and other taxes	3,431	3,314
Income taxes payable	634	-
Other accrued expenses	433	454
Total current liabilities	80,395	70,952
Accrued insurance expenses	7,372	6,892
Notes payable to banks	79,450	35,600
Long-term pension liabilities	5,242	9,185
Deferred income taxes	14,490	12,073
Other long-term liabilities	1,443	4,318
Total liabilities	188,392	139,020
Common stock	9,783	9,721
Capital in excess of par value	14,118	13,595
Retained earnings	340,861	317,705
Accumulated other comprehensive loss	(5,511)	(5,734)
Total stockholders' equity	359,251	335,287
Total liabilities and stockholders' equity	$547,643	$474,307

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2007	2006

Revenues	$171,045	$136,024
Cost of services rendered and goods sold	87,521	65,751
Selling, general and administrative expenses	25,825	21,083
Depreciation and amortization	15,263	10,705
Gain on disposition of assets, net	(1,549)	(1,032)
Operating profit	43,985	39,517
Interest expense	(754)	(1)
Interest income	18	154
Other income, net	897	261
Income before income taxes	44,146	39,931
Income tax provision	16,101	15,031
Net income	$28,045	$24,900

Earnings per share
Basic	$0.29	$0.26
Diluted	$0.29	$0.25

Dividends per share	$0.050	$0.033

Average shares outstanding
Basic	95,859	95,031
Diluted	98,386	98,747

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(In thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$28,045	$24,900
Noncash charges (credits) to earnings:
Depreciation and amortization	15,263	10,705
Stock-based compensation expense	735	700
Gain on disposition of assets, net	(1,549)	(1,032)
Deferred income tax provision	2,055	115
Excess tax benefits for share-based payments	(670)	(640)
Changes in current assets and liabilities:
Accounts receivable	(14,419)	(8,737)
Income taxes receivable	(3,006)	-
Inventories	(2,811)	(1,788)
Prepaid expenses and other current assets	860	289
Accounts payable	5,688	629
Income taxes payable	1,304	2,242
Accrued payroll and related expenses	(785)	(2,031)
Accrued insurance expenses	364	(89)
Accrued state, local and other expenses	117	(804)
Other accrued expenses	(25)	(41)
Changes in working capital	(12,713)	(10,330)
Changes in other assets and liabilities:
Long-term pension liabilities	(3,943)	(1,816)
Long-term accrued insurance expenses	480	311
Other non-current assets	(543)	(628)
Other non-current liabilities	(2,875)	-
Net cash provided by operating activities	24,285	22,285

INVESTING ACTIVITIES
Capital expenditures	(63,662)	(25,970)
Proceeds from sale of assets	1,822	1,357
Net cash used for investing activities	(61,840)	(24,613)

FINANCING ACTIVITIES
Payment of dividends	(4,886)	(3,170)
Borrowings from notes payable to banks	162,450	-
Repayments of notes payable to banks	(118,600)	-
Excess tax benefits for share-based payments	670	640
Cash paid for common stock purchased and retired	(1,165)	(1,110)
Proceeds received upon exercise of stock options	344	545
Net cash provided by (used for) financing activities	38,813	(3,095)

Net increase (decrease) in cash and cash equivalents	1,258	(5,423)
Cash and cash equivalents at beginning of period	2,729	12,809
Cash and cash equivalents at end of period	$3,987	$7,386

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

The accompanying unaudited consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Certain prior year balances have been reclassified to conform to the current year’s presentation.  For the first quarter of 2006, interest income,net was reclassified to interest expense and interest income.

2.	REVENUE RECOGNITION

RPC’s revenues are generated from product sales, equipment rentals and services. Revenues from product sales, equipment rentals and services are based on fixed or determinable priced purchase orders or contracts with the customer and do not include the right of return. The Company recognizes revenue from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, and collectibility is reasonably assured. Equipment service revenues and related rental revenues are recognized when the services are rendered and collectibility is reasonably assured. Rates for services and rentals are priced on a per day, per unit of measure, per man hour or similar basis.

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

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31
(In thousands except per share data amounts)	2007	2006
Net income available for stockholders (numerator for basic and diluted earnings per share):	$28,045	$24,900
Shares (denominator):
Weighted-average shares outstanding (denominator for basic earnings per share)	95,859	95,031
Effect of dilutive securities:
Employee stock options and restricted stock	2,527	3,716
Adjusted weighted average shares (denominator for diluted earnings per share)	98,386	98,747
Earnings per share:
Basic	$0.29	$0.26
Diluted	$0.29	$0.25

4.	RECENT ACCOUNTING PRONOUNCEMENTS

The recent accounting pronouncements previously reported on the Company’s Form 10-K for the year ended December 31, 2006 is incorporated herein by reference. As disclosed on the 10-K, the Company adopted the following standards in the first quarter of 2007 with no material impact on the Company’s consolidated results of operation and financial condition:

•	Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”
•	SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”
•
Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation)”

The Company will adopt the provisions of SFAS No. 157, “Fair Value Measurements” in the first quarter of 2008 and believes that the adoption will not have a material impact on the Company’s consolidated results of operation and financial condition.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115,” to permit an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. The fair value option may be applied on an instrument-by-instrument basis, is irrevocable and is to be applied to entire instruments and not portions thereof. The Company will adopt SFAS 159 in fiscal year 2008. The Company is currently evaluating the impact of applying these provisions.

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ” ( “ FIN 48 ” ), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions. As a result of the implementation of FIN 48, the Company recognized an immaterial adjustment in the liability for unrecognized income tax benefits. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $922,000, of which $850,000, if recognized, would affect the Company’s effective tax rate. There have been no material changes to these amounts during the quarter ended March 31, 2007.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state and foreign jurisdictions. In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. For Federal and state purposes, the Company’s 2003 through 2006 tax years remain open to examination.

Baring an unforeseen event, the Company does not anticipate a material change in the unrecognized tax benefit in the next 12 months.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of January 1, 2007 and March 31, 2007.

5.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended March 31,
(In thousands)	2007	2006
Net income as reported	$28,045	$24,900
Change in unrealized gain (loss) on securities, net of taxes	223	(108)
Comprehensive income	$28,268	$24,792

6. STOCK-BASED COMPENSATION

The Company reserved 5,062,500 shares of common stock under the 2004 Plan which expires ten years from the date of approval. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. As of March 31, 2007, there were 3,394,000 shares available for grants.

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pre-tax stock-based employee compensation expense was $735,000 ($505,000 after tax) for the three months ended March 31, 2007 and $700,000 ($533,000 after tax) for the three months ended March 31, 2006.

Stock Options

Transactions involving RPC’s stock options for the three months ended March 31, 2007 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,471,846	$3.10	4.4 years
Granted	-	-	N/A
Exercised	(252,518)	3.11	N/A
Forfeited	(1,685)	2.08	N/A
Expired	-	-	N/A
Outstanding at March 31, 2007	2,217,643	$3.12	4.2 years	$30,027,000
Exercisable at March 31, 2007	1,931,781	$3.17	3.9 years	$26,060,000

The total intrinsic value of stock options exercised were $3,552,000 during the three months ended March 31, 2007 and $5,381,000 during the three months ended March 31, 2006. There were no recognized excess tax benefits associated with the exercise of stock options during the three months ended March 31, 2007 and 2006, since all of the stock options exercised were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2007:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2007	1,437,859	$7.70
Granted	463,750	17.61
Vested	(175,436)	5.04
Forfeited	(10,600)	12.27
Non-vested shares at March 31, 2007	1,715,573	$10.62

The total fair value of shares vested during the three months ended March 31, 2007 was $2,984,000 and during the three months ended March 31, 2006 was $2,508,000. The tax benefits for compensation tax deductions in excess of compensation expense were credited to capital in excess of par value and are classified as financing cash flows in accordance with SFAS123R.

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Information

As of March 31, 2007, total unrecognized compensation cost related to non-vested restricted shares was $16,832,000 which is expected to be recognized over a weighted-average period of 4.0 years. As of March 31, 2007, total unrecognized compensation cost related to non-vested stock options was $350,000 which is expected to be recognized over a weighted-average period of 0.8 years.

7. BUSINESS SEGMENT INFORMATION

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
(Unaudited)

Inter-segment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results.

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended March 31,
	2007	2006
(in thousands)

Revenues:
Technical Services	$142,307	$114,761
Support Services	28,738	21,263
Total revenues	$171,045	$136,024
Operating profit (loss):
Technical Services	$35,286	$36,239
Support Services	9,541	5,191
Corporate	(2,391)	(2,945)
Gain on disposition of assets, net	1,549	1,032
Total operating profit	$43,985	$39,517
Interest expense	(754)	(1)
Interest income	18	154
Other income, net	897	261
Income before income taxes	$44,146	$39,931

Three months ended March 31, 2007	Technical Services	Support Services	Corporate	Total
(in thousands)
Indentifiable assets	$382,281	$132,740	$32,622	$547,643
Capital expenditures	49,416	14,027	219	63,662
Depreciation and amortization	11,024	4,001	238	15,263

8. INVENTORIES

Inventories of $24,006,000 at March 31, 2007 and $21,188,000 at December 31, 2006 consist of raw materials, parts and supplies.

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended March 31,
(in thousands)	2007	2006

Service cost	$-	$-
Interest cost	430	426
Expected return on plan assets	(508)	(472)
Amortization of unrecognized net losses	194	250
Net periodic benefit cost	$116	$204

In the first quarter of 2007, the Company contributed $4.8 million to the multiple employer pension plan. The Company does not currently expect to make any additional contributions to this plan in 2007.

10. NOTES PAYABLE TO BANKS

The Company currently has a revolving credit agreement (the "Revolving Credit Agreement") with SunTrust Capital Markets, Inc, as Joint Lead Arranger and Sole Book Manager, Banc of America Securities LLC as Joint Lead Arranger, and a syndicate of other lenders. The Revolving Credit Agreement includes a full and unconditional guarantee by RPC's 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of RPC and its subsidiaries. The subsidiaries of the Company that are not guarantors are considered minor.

The Revolving Credit Agreement has a general term of five years and provides for an unsecured line of credit of up to $250 million, which includes a $50 million letter of credit subfacility, and a $20 million swingline subfacility. Under certain circumstances, the line of credit may be increased by an additional amount of up to $50 million. The maturity date of all revolving loans under the Credit Agreement is September 8, 2011, although RPC may request two one-year extensions of the maturity date at the first and second anniversaries of the closing of the revolving credit agreement. The Company incurred loan origination fees and other debt related costs associated with the line of credit of approximately $469,000. These costs are being amortized over the five year term of the loan, and the net amount is classified as non current other assets on the consolidated balance sheet.

Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at RPC's election:

RPC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	the Base Rate, which is the greater of SunTrust Bank's "prime rate" for the day of the borrowing and a fluctuating rate per annum equal to the Federal Funds Rate plus .50%; or

•
with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus a margin ranging from .40% to .80%, based upon RPC's then-current consolidated debt-to-EBITDA ratio. In addition, RPC will pay an annual fee ranging from .10% to .20% of the total credit facility based upon RPC's then-current consolidated debt-to-EBITDA ratio.

The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC's ability to incur liens, merge or consolidate with another entity. Further, the Revolving Credit Agreement contains financial covenants restricting RPC's ability to permit the ratio of RPC's consolidated debt to EBITDA to exceed 2.5 to 1, and to permit the ratio of RPC's consolidated EBIT to interest expense to exceed 2 to 1.

As of March 31, 2007, RPC has outstanding borrowings of $79.5 million at a weighted average interest rate of 6.29% under the Revolving Credit Agreement. Additionally there were letters of credit relating to self-insurance programs and contract bids outstanding for $17.3 million.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006 is incorporated herein by reference. Since year-end, the Company's operational strategies have not changed.

During the first quarter of 2007, revenues increased 25.7 percent to $171.0 million compared to the same period in the prior year. The growth in revenues resulted from capacity additions made during the past year, continued high activity levels and pricing for our equipment and services. The increase in prices is partially attributable to the issuance of new price books for portions of our business during the first and third quarters of 2006. International revenues for the first quarter of 2007 increased due to higher customer activity levels in Hungary, Turkmenistan and Cameroon. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Income before income taxes was $44.1 million during the first quarter of 2007 compared to $39.9 million in the prior year. The effective tax rate for the three months ended March 31, 2007 was 36.5 percent compared to 37.6 percent in the prior year. Diluted earnings per share increased to $0.29 for the three months ended March 31, 2007 compared to $0.25 in the prior year. Cash flows from operating activities were $24.3 million for the three months ended March 31, 2007 compared to $22.3 million for the same period in the prior year, and cash and cash equivalents were $4.0 million at March 31, 2007, an increase of $1.3 million compared to December 31, 2006. As of March 31, 2007, there was $79.5 million in outstanding borrowings on our revolving credit facility.

RPC, INC. AND SUBSIDIARIES

Cost of services rendered and goods sold as a percentage of revenues increased almost three percentage points in the first quarter of 2007 compared to the first quarter of 2006. This increase was due primarily to inefficiencies caused by delays in vendor deliveries of equipment.

Selling, general and administrative expenses as a percentage of revenues decreased by 0.4 percentage points, which was due to the leverage of these costs over higher revenues partially offset by an increase in field administrative personnel consistent with higher activity levels, and increased incentive compensation.

Consistent with our strategy to selectively grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $63.7 million in the first quarter of 2007. Although we currently expect capital expenditures to be approximately $275 million during 2007, the total amount of expenditures for the year will depend primarily on equipment maintenance requirements and the ultimate delivery dates for equipment on order. We expect these expenditures to be primarily directed toward our larger, core service lines including primarily pressure pumping, but also hydraulic workover, coiled tubing, nitrogen, and rental tools.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, has been stable or gradually increasing for several years, and the overall domestic rig count during the first quarter of 2007 was approximately 14.0 percent higher than in the comparable period in 2006. The average price of oil decreased by approximately 8.3 percent and the average price of natural gas decreased by more than 6.2 percent during the first quarter compared to the prior year. While the overall drilling rig count has increased, drilling activity in the Gulf of Mexico has been weak. The Company has responded to these trends by emphasizing investments in more robust domestic markets and making only selective investments in the Gulf of Mexico market. In spite of recent strong industry conditions, the Company understands that factors influencing the industry are unpredictable. The Company is monitoring recent declines in oil and natural gas prices for any signs of weakness in domestic customer activity levels. Our response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure. Although we have recently decided to expand our bank credit facility to finance our expansion, we will still maintain a conservative financial structure. Based on current industry conditions and trends during the three months ended March 31, 2007, we expect consolidated revenues for 2007 to be substantially higher than 2006.

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

RPC, INC. AND SUBSIDIARIES

Further discussion of the Company’s outlook is set forth under the Outlook section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006 and is incorporated herein by reference. There have been no significant changes in the Company’s outlook since the filing of the 10-K for 2006 except as discussed above.

RESULTS OF OPERATIONS

	Three months ended March 31,
	2007	2006

Consolidated revenues [in thousands]	$171,045	$136,024
Revenues by business segment [in thousands]:
Technical	$142,307	$114,761
Support	28,738	21,263

Consolidated operating profit [in thousands]	$43,985	$39,517
Operating profit (loss) by business segment [in thousands]:
Technical	$35,286	$36,239
Support	9,541	5,191
Corporate	$(2,391)	$(2,945)
Gain on disposition of assets, net	$1,549	$1,032

Percentage cost of services rendered & goods sold to revenues	51%	48%
Percentage selling, general & administrative expenses to revenues	15%	15%
Percentage depreciation and amortization expense to revenues	9%	8%
Average U.S. domestic rig count	1,734	1,521
Average natural gas price (per thousand cubic feet (mcf))	$7.17	$7.64
Average oil price (per barrel)	$58.60	$63.92

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Revenues. Revenues for the three months ended March 31, 2007 increased 25.7 percent compared to the three months ended March 31, 2006. Domestic revenues increased 24.4 percent to $160.4 million during the first quarter of 2007 compared to the same period in the prior year. The increases in revenues are due primarily to increased capacity driven by equipment purchased under our long-term growth plan as well as improved pricing and continued high activity levels. The increase in pricing is mostly attributed to price book adjustments effective during the first and third quarters of 2006 and higher customer demand for our services. International revenues increased from $7.1 million to $10.6 million compared to the prior year quarter. Revenue increases were realized due to higher customer activity levels in Hungary, Turkmenistan and Cameroon. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas decreased by approximately six percent and the average price of oil decreased approximately eight percent during the first quarter of 2007 as compared to the prior year. In spite of the decrease in the price of natural gas, the average domestic rig count during the quarter was 14 percent higher than the same period in 2006. This increase in drilling activity had a positive impact on our financial results. We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

The Technical Services segment revenues for the quarter increased 24.0 percent compared to the first quarter of last year. Revenues in this segment increased due primarily to improved pricing and higher capacity through increased capital expenditures especially in the pressure pumping service line. The Support Services segment revenues for the quarter increased 35.2 percent compared to the first quarter of prior year. This improvement was due to increased capacity driven by higher capital expenditures, increased utilization and improved pricing driven by higher customer demand in the rental tool service line, the largest within this segment.  Operating profit in the Technical Services segment declined, despite the increase in revenues, due to higher personnel expenses and other infrastructure costs which were incurred in anticipation of more timely equipment deliveries and increased depreciation expense.  Operating profit in the Support Services segment increased due to the increase in revenues.  As a percentage of revenues, operating profit also increased due to improved pricing and operational leverage in the rental tool service line, which has high fixed costs.

Cost of services rendered and goods sold. Cost of services rendered and goods sold increased 33.1 percent due to the variable nature of many of these expenses, including compensation, equipment rental expense, maintenance and repair expenses, materials and supplies expenses, increases in fuel costs and increased expenses associated with RPC’s long-term growth plan. Cost of services rendered and goods sold, as a percent of revenues, increased in the first quarter of 2007 compared to the first quarter of 2006. This increase was due to operational inefficiencies and lower personnel utilization as a result of delays in vendor deliveries of equipment.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2007 increased 22.5 percent to $25.8 million compared to $21.1 million for the three months ended March 31, 2006. This increase was primarily due to compensation costs consistent with higher activity levels and the implementation of our long-term growth plan. However, these costs as a percent of revenues decreased in comparison to the same period of the prior year due to the fixed nature of many of these expenses.

Depreciation and amortization. Depreciation and amortization totaled $15.3 million for the three months ended March 31, 2007, a 42.6 percent increase, compared to $10.7 million for the quarter ended March 31, 2006. This increase in depreciation and amortization resulted from a higher level of capital expenditures during recent quarters within both Technical Services and Support Services to increase capacity, expand facilities and to maintain our existing fleet of equipment.

Gain on disposition of assets, net. Gain on disposition of assets, net was $1.5 million compared to $1.0 million in the comparable period in the prior year. The gain on disposition of assets, net for the first quarters of 2007 and 2006 include gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

RPC, INC. AND SUBSIDIARIES

Other income, net. Other income, net was $897 thousand for the three months ended March 31, 2007 and $261 thousand for the same period in the prior year. Other income, net primarily includes gains from settlements of various legal and insurance claims.

 Interest expense and interest income. Interest expense was $754 thousand for the three months ended March 31, 2007 compared to $1 thousand for the quarter ended March 31, 2006. The increase in 2007 is due to outstanding interest bearing advances on our revolving line of credit. Interest income declined to $18 thousand for the three months ended March, 31 2007 compared to $154 thousand for the same period of the prior year. The decrease in interest income was due to lower average cash balances in the first quarter of 2007 compared to the prior year.

Income tax provision. Income tax provision was $16.1 million during the three months ended March 31, 2007, compared to $15.0 million in 2006. This increase was due to the increase in income before taxes partially offset by a decrease in the effective tax rate to 36.5 percent for the three months ended March 31, 2007 from 37.6 percent for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2007 were $4.0 million. The following table sets forth the historical cash flows for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
(In thousands)	2007	2006

Net cash provided by operating activities	$24,285	$22,285
Net cash used for investing activities	61,840	24,613
Net cash provided by (used for) financing activities	38,813	(3,095)

Cash provided by operating activities for the three months ended March 31, 2007 increased $2.0 million compared to the comparable period in the prior year. Cash provided by operating activities increased primarily due to a $3.1 million increase in net income together with an increase in depreciation partially offset by a $2.2 million higher cash contribution to the Company’s pension plan and an increase in working capital requirements. Working capital increases were primarily related to higher accounts receivable and inventories consistent with higher business activity levels partially offset by higher accounts payable due to timing differences.

Cash used for investing activities for the three months ended March 31, 2007 increased by $37.2 million, compared to the three months ended March 31, 2006, primarily as a result of higher capital expenditures to increase capacity and maintain our existing equipment.

Cash provided by financing activities for the three months ended March 31, 2007 increased by $41.9 million, compared to the three months ended March 31, 2006, primarily due to an increase in net borrowings from notes payable to banks during the first quarter of 2007. This decrease was partially offset by an increase in dividends paid to common shareholders.

RPC, INC. AND SUBSIDIARIES

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2007, remains strong. We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization which includes a revolving credit facility and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months. The Company currently has a $250 million revolving credit facility (the "Revolving Credit Agreement") maturing in 2011, subject to extension. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC's ability to incur liens or merge or consolidate with another entity. In addition to our borrowings of $79.5 million at March 31, 2007, a total of $153.3 million is available under our facility as of March 31, 2007. Approximately $17.3 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids. Additional information regarding our Revolving Credit Agreement is included in Note 10 to our Consolidated Financial Statements included in this report.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position, including access to borrowings under our credit facility, and the expected amount of cash to be provided by operations. We believe our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels. In addition, the Company's decisions about the amount of cash to be used for investing and financing activities may also be influenced by the financial covenants in our credit facility.

Cash Requirements

The Company currently expects that capital expenditures during 2007 will be approximately $275 million, of which $63.7 million has been spent as of March 31, 2007. We expect these expenditures to be primarily directed towards revenue-producing equipment in our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools. The actual amount of 2007 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the first quarter of 2007, the Company contributed $4.8 million to the pension plan. The Company does not currently expect to make any additional contributions to the pension plan in 2007.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 11,812,500 shares. The Company did not repurchase any stock under the program during the three months ended March 31, 2007, but it may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies and restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

RPC, INC. AND SUBSIDIARIES

On April 24, 2007, the Board of Directors approved a $0.05 per share cash dividend payable June 11, 2007 to stockholders of record at the close of business May 11, 2007. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices. Due to the recent increases in activity in the domestic oilfield, the Company has experienced some upward wage pressures in the labor markets from which it hires employees. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also the price of steel, for both the commodity and for products manufactured with steel, has increased dramatically due to increased worldwide demand. Although prices have moderated, they remain high by historical standards. This factor has affected the Company's operations by extending time for deliveries of new equipment and receipt of price quotations that may only be valid for a limited period of time. If this factor continues, it is possible that the cost of the Company's new equipment will increase which would result in higher capital expenditures and depreciation expense. RPC may not be able to recover such increased costs through price increases to its customers, thereby reducing the Company's future profits.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship. A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006. During the three months ended March 31, 2007, RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $251,000 compared to $203,000 for the comparable period in 2006.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $273,000 for the three months ended March 31, 2007 and $131,000 the three months ended March 31, 2006.

RPC, INC. AND SUBSIDIARIES

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $17,000 for the three months ended March 31, 2007 and $18,000 for the three months ended March 31, 2006.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006. There have been no significant changes in the critical accounting policies since year-end.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements, our ability to acquire revenue-producing equipment to support long-term growth, our business strategy, plans and objectives, including the development of international growth opportunities, market risk exposure, adequacy of capital resources and funds, opportunity for growth and expansion, the anticipated relative impact of natural gas and oil prices on Company activity levels, anticipated pension funding payments and capital expenditures, our expectations for 2007 revenues, expectations as to future stock repurchases and payment of dividends, the impact of inflation on the Company’s financial position and operating results, our beliefs and expectations regarding future demand for our products and services, effect of litigation on our financial position and results of operations, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward looking statements. Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, its other SEC filings and the following: the possibility of declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, and risks of international operations.

RPC, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its $250 million credit facility. As of March 31, 2007, there are outstanding interest-bearing advances of $79.5 million on our credit facility which bear interest at a floating rate. A change in the interest rate of one percent on the balance outstanding at March 31, 2007 would cause a change of $80,000 in total annual interest costs.
.

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

As of the end of the period covered by this report, March 31, 2007 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A. RISK FACTORS

See risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the first quarter of 2007 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
January 1, 2007 to January 31, 2007	39,256	(1)	$17.51	-	4,066,965

Month #2
February 1, 2007 to February 28, 2007	42,125	(1)	$17.99	-	4,066,965

Month #3
March 1, 2007 to March 31, 2007	604,757	(2)	$14.78	-	4,066,965

Totals	686,138		$15.14	-	4,066,965

(1)	Consists of shares tendered to the Company in connection with option exercises and shares repurchased for taxes related to the release of restricted shares.
(2)
Consists of 6,357 shares tendered to the Company in connection with option exercises. Also includes 598,400 shares purchased by "affiliated purchasers" under Rule 10b - 18 of the Securities Exchange Act of open market transactions. These affiliated purchases were made by RFT Investment Co. LLC of which LOR, Inc. is the manager. Mr. R. Randall Rollins and Mr. Gary W. Rollings having voting control of LOR, Inc.

(3)
The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 11,812,500 shares in the open market. During the first quarter of 2007, there were no purchases of shares on the open market. Currently the program does not have a predetermined expiration date.

RPC, INC. AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. Exhibits

Exhibit Number	Description

3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).

3.2	Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2004).

4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1
Summary of ‘at will’ compensation arrangements with the Executive Officers as of February 28, 2007 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.2
Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2007 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

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

RPC, INC.

/s/ Richard A. Hubbell
Date: May 4, 2007	Richard A. Hubbell
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 4, 2007	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)