Form 10-Q
period 2007-06-30
RPC INC
filed 2007-08-03
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of July 24, 2007, RPC, Inc. had 98,001,013 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(In thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006
		(Note 1)
ASSETS

Cash and cash equivalents	$4,723	$2,729
Accounts receivable, net	165,092	148,469
Inventories	25,030	21,188
Deferred income taxes	4,876	4,384
Income taxes receivable	7,248	239
Prepaid expenses and other current assets	3,888	5,245
Total current assets	210,857	182,254
Property, plant and equipment, net	370,909	262,797
Goodwill	24,093	24,093
Other assets	5,854	5,163
Total assets	$611,713	$474,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$57,162	$50,568
Accrued payroll and related expenses	13,147	13,289
Accrued insurance expenses	3,965	3,327
Accrued state, local and other taxes	4,525	3,314
Income taxes payable	922	-
Other accrued expenses	641	454
Total current liabilities	80,362	70,952
Accrued insurance expenses	7,245	6,892
Notes payable to banks	125,150	35,600
Long-term pension liabilities	5,505	9,185
Deferred income taxes	12,264	12,073
Other long-term liabilities	1,907	4,318
Total liabilities	232,433	139,020
Common stock	9,800	9,721
Capital in excess of par value	14,978	13,595
Retained earnings	359,820	317,705
Accumulated other comprehensive loss	(5,318)	(5,734)
Total stockholders' equity	379,280	335,287
Total liabilities and stockholders' equity	$611,713	$474,307

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Note 1)		(Note 1)

Revenues	$171,031	$146,065	$342,076	$282,089
Cost of services rendered and goods sold	88,191	69,695	175,712	135,446
Selling, general and administrative expenses	27,077	22,392	52,902	43,475
Depreciation and amortization	18,695	11,597	33,958	22,302
Gain on disposition of assets, net	(1,637)	(1,969)	(3,186)	(3,001)
Operating profit	38,705	44,350	82,690	83,867
Interest expense	(368)	(10)	(1,122)	(11)
Interest income	14	104	32	258
Other income, net	527	119	1,424	380
Income before income taxes	38,878	44,563	83,024	84,494
Income tax provision	15,063	16,949	31,164	31,980
Net income	$23,815	$27,614	$51,860	$52,514

Earnings per share
Basic	$0.25	$0.29	$0.54	$0.55
Diluted	$0.24	$0.28	$0.53	$0.53

Dividends per share	$0.050	$0.033	$0.100	$0.066

Average shares outstanding
Basic	96,350	95,435	96,037	95,245
Diluted	98,448	98,634	98,391	98,700

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006
(In thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
		(Note 1)
OPERATING ACTIVITIES
Net income	$51,860	$52,514
Noncash charges (credits) to earnings:
Depreciation, amortization and other non-cash charges	33,969	22,302
Stock-based compensation expense	1,572	1,474
Gain on disposition of assets, net	(3,186)	(3,001)
Deferred income tax (benefit) provision	(516)	251
Excess tax benefits for share-based payments	(1,121)	(1,287)
Changes in current assets and liabilities:
Accounts receivable	(16,535)	(24,697)
Income taxes receivable	(7,009)	-
Inventories	(3,793)	(3,222)
Prepaid expenses and other current assets	2,065	965
Accounts payable	(2,399)	235
Income taxes payable	2,043	1,219
Accrued payroll and related expenses	(142)	441
Accrued insurance expenses	638	(12)
Accrued state, local and other taxes	1,211	(255)
Other accrued expenses	155	212
Changes in working capital	(23,766)	(25,114)
Changes in other assets and liabilities:
Long-term pension liabilities	(3,680)	(1,568)
Long-term accrued insurance expenses	353	112
Other non-current assets	(691)	(750)
Other non-current liabilities	(2,411)	(946)
Net cash provided by operating activities	52,383	43,987

INVESTING ACTIVITIES
Capital expenditures	(134,047)	(53,751)
Proceeds from sale of assets	3,962	3,951
Net cash used for investing activities	(130,085)	(49,800)

FINANCING ACTIVITIES
Payment of dividends	(9,745)	(6,414)
Borrowings from notes payable to banks	291,750	7,046
Repayments of notes payable to banks	(202,200)	(5,010)
Excess tax benefits for share-based payments	1,121	1,287
Cash paid for common stock purchased and retired	(1,730)	(1,944)
Proceeds received upon exercise of stock options	500	975
Net cash provided by (used for) financing activities	79,696	(4,060)

Net increase (decrease) in cash and cash equivalents	1,994	(9,873)
Cash and cash equivalents at beginning of period	2,729	12,809
Cash and cash equivalents at end of period	$4,723	$2,936

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

1.	GENERAL

       The accompanying unaudited consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Certain prior year amounts have been reclassified to conform to the presentation in the current year and in the Company’s annual report for Form 10-K for the year ended December 31, 2006 as follows:

•	Interest income and interest expense have been reported gross rather than net on the consolidated statements of operations.

•	A portion of accrued bonuses have been reclassified on the consolidated balance sheets from accrued payroll to other long-term liabilities due to a change in the plan affecting the timing of payments.

•
Excess tax benefits for share-based payments have been reclassified in the consolidated statements of cash flows from incomes taxes receivable and reflected as a separate component of net cash provided by operating activities.

•	Accrued purchases of property, plant and equipment have been reflected as a non-cash item and therefore excluded from the consolidated statements of cash flows.

These reclassifications had no effect on previously reported net earnings or stockholders’ equity.

2.	REVENUE RECOGNITION

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

	Three months ended June 30		Six months ended June 30
(In thousands except per share data amounts)	2007	2006	2007	2006
Net income available for stockholders (numerator for basic and diluted earnings per share):	$23,815	$27,614	$51,860	$52,514
Shares (denominator):
Weighted-average shares outstanding (denominator for basic earnings per share)	96,350	95,435	96,037	95,245
Effect of dilutive securities:
Employee stock options and restricted stock	2,098	3,199	2,354	3,455
Adjusted weighted average shares (denominator for diluted earnings per share)	98,448	98,634	98,391	98,700
Earnings per share:
Basic	$0.25	$0.29	$0.54	$0.55
Diluted	$0.24	$0.28	$0.53	$0.53

4.	RECENT ACCOUNTING PRONOUNCEMENTS

   In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

   In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115,” to permit an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities.  The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. The fair value option may be applied on an instrument-by-instrument basis, is irrevocable and is to be applied to entire instruments and not portions thereof. The Company will adopt SFAS 159 in fiscal year 2008. The Company is currently evaluating the impact of applying these provisions.

RPC, INC. AND SUBSIDIARIES

   In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48”.  FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 required application upon the initial adoption of FIN 48.  The adoption of FSP 48-1 did not affect the Company’s condensed consolidated financial statements.

   In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  The consensus ratified by the FASB requires that a realized income tax benefit from dividend or dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding share options should be recognized as an increase in additional paid-in-capital.  Such amount recognized should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  This consensus ratified by the FASB should be applied prospectively to the income tax benefits of dividends on equity awards granted to employees that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting EITF Issue 06-11.

5.	COMPREHENSIVE INCOME

                   The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2007	2006	2007	2006
Net income as reported	$23,815	$27,614	$51,860	$52,514
Change in unrealized gain (loss) on securities, net of taxes	172	(51)	388	(159)
Change in foreign currency translation, net of taxes	21	-	28	-
Comprehensive income	$24,008	$27,563	$52,276	$52,355

6. STOCK-BASED COMPENSATION

   The Company reserved 5,062,500 shares of common stock under the 2004 Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of June 30, 2007, there were approximately 3,422,100 shares available for grants.

RPC, INC. AND SUBSIDIARIES

   Pre-tax stock-based employee compensation expense was $837,000 ($566,000 after tax) for the three months ended June 30, 2007 and $1,572,000 ($1,071,000 after tax) for the six months ended June 30, 2007 and $773,000 ($546,000 after tax) for the three months ended June 30, 2006 and $1,474,000 ($1,078,000 after tax) for the six months ended June 30, 2006.

Stock Options

       Transactions involving RPC’s stock options for the six months ended June 30, 2007 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,471,846	$3.10	4.4 years
Granted	-	-	N/A
Exercised	(513,205)	3.20	N/A
Forfeited	(11,810)	2.81	N/A
Expired	-	-	N/A
Outstanding at June 30, 2007	1,946,831	$3.10	3.8 years	$27,139,000
Exercisable at June 30, 2007	1,671,093	$3.15	3.5 years	$23,211,000

           The total intrinsic value of stock options exercised was $7,197,000 during the six months ended June 30, 2007 and $4,540,000 during the six months ended June 30, 2006.  There were no recognized excess tax benefits associated with the exercise of stock options during the six months ended June 30, 2007 and 2006, since all of the stock options exercised were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock

                   The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2007:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2007	1,437,859	$7.70
Granted	463,750	17.61
Vested	(284,780)	4.67
Forfeited	(30,998)	12.96
Non-vested shares at June 30, 2007	1,585,831	$11.04

RPC, INC. AND SUBSIDIARIES

           The total fair value of shares vested during the six months ended June 30, 2007 was $4,902,000 and during the six months ended June 30, 2006 was $5,228,000.  The tax benefits for compensation tax deductions in excess of compensation expense were credited to capital in excess of par value and are classified as financing cash flows in accordance with SFAS 123R.

Other Information

           As of June 30, 2007, total unrecognized compensation cost related to non-vested restricted shares was $16,100,000 which is expected to be recognized over a weighted-average period of 3.8 years.  As of June 30, 2007, total unrecognized compensation cost related to non-vested stock options was $245,000 which is expected to be recognized over a weighted-average period of 0.6 years.

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

   Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
(in thousands)

Revenues:
Technical Services	$140,198	$119,572	$282,505	$234,333
Support Services	30,833	26,493	59,571	47,756
Total revenues	$171,031	$146,065	$342,076	$282,089
Operating profit (loss):
Technical Services	$31,427	$37,044	$66,713	$73,283
Support Services	8,496	8,361	18,037	13,552
Corporate	(2,855)	(3,024)	(5,246)	(5,969)
Gain on disposition of assets, net	1,637	1,969	3,186	3,001
Total operating profit	$38,705	$44,350	$82,690	$83,867
Interest expense	(368)	(10)	(1,122)	(11)
Interest income	14	104	32	258
Other income, net	527	119	1,424	380
Income before income taxes	$38,878	$44,563	$83,024	$84,494

   As a result of higher capital spending in 2007 due to our growth plan, total assets have changed materially since the Company’s Form 10-K for the year ended December 31, 2006, therefore, the related segment data for the six months ended June 30, 2007 is disclosed below:

Six months ended June 30, 2007	Technical Services	Support Services	Corporate	Total
(in thousands)
Indentifiable assets	$427,936	$144,943	$38,834	$611,713
Capital expenditures	108,249	25,123	675	134,047
Depreciation and amortization	24,988	8,486	484	33,958

8.  INVENTORIES

   Inventories of $25,030,000 at June 30, 2007 and $21,188,000 at December 31, 2006 consist of raw materials, parts and supplies.

RPC, INC. AND SUBSIDIARIES

  9.   EMPLOYEE BENEFIT PLAN

   The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006

Service cost	$-	$-	$-	$-
Interest cost	449	426	879	852
Expected return on plan assets	(652)	(472)	(1,160)	(944)
Amortization of unrecognized net losses	236	250	430	500
Net periodic benefit cost	$33	$204	$149	$408

   In the first quarter of 2007, the Company contributed $4.8 million to the multiple employer pension plan.  The Company does not currently expect to make any additional contributions to this plan during the remainder of 2007.

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

   The Revolving Credit Agreement has a general term of five years and provides for an unsecured line of credit of up to $250 million, which includes a $50 million letter of credit subfacility, and a $20 million swingline subfacility. Under certain circumstances, the line of credit may be increased by an additional amount of up to $50 million. The maturity date of all revolving loans under the Credit Agreement is September 8, 2011, although RPC may request two one-year extensions of the maturity date at the first and second anniversaries of the closing of the revolving credit agreement.  The Company incurred loan origination fees and other debt related costs associated with the line of credit of approximately $469,000.  These costs are being amortized over the five year term of the loan, and the net amount is classified as non-current other assets on the consolidated balance sheet.

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

As of June 30, 2007, RPC has outstanding borrowings of $125.2 million under the Revolving Credit Agreement.  Interest expense incurred on the line of credit was $1,532,000 during the three months ended June 30, 2007 and $2,286,000 during the six months ended June 30, 2007. The weighted average interest rate was 6.2% for the three months and 6.3% for six months ended June 30, 2007.  As of June 30, 2007, the Company capitalized interest of $1,169,000 related to facilities and equipment under construction.  Additionally there were letters of credit relating to self-insurance programs and contract bids outstanding for $17.3 million.

11.   INCOME TAXES

The Company determines its periodic income tax expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  The Company is subject to the provisions of FIN 48 and has analyzed filing positions in federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.  As a result of the implementation of FIN 48, the Company recognized an immaterial adjustment in the liability for unrecognized income tax benefits.  As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $922,000, of which $850,000, if recognized, would affect the Company’s effective tax rate.  There have been no material changes to these amounts during the six months ended June 30, 2007.

RPC, INC. AND SUBSIDIARIES

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state and foreign jurisdictions.  In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities.  For Federal and state purposes, the Company’s 2003 through 2006 tax years remain open to examination.

Baring an unforeseen event, the Company does not anticipate a material change in the unrecognized tax benefits in the next 12 months.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.   Accrued interest and penalties were immaterial as of June 30, 2007.

12. SUPPLEMENTAL CASH FLOWS INFORMATION

        The Company had accounts payable for purchases of property, plant and equipment of approximately $25,098,000 as of June 30, 2007 and $13,935,000 as of June 30, 2006.

RPC, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 26.

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

During the second quarter of 2007, revenues increased 17.1 percent to $171.0 million compared to the same period in the prior year.  The growth in revenues resulted from capacity additions made during the past year and high activity levels in many of our service lines.  International revenues for the second quarter of 2007 increased due to higher customer activity levels in Hungary, Turkmenistan and Egypt partially offset by declines in West Africa.  We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Income before income taxes was $38.9 million for the three months ended June 30, 2007 compared to $44.6 million in the prior year.  The effective tax rate for the three months ended June 30, 2007 was 38.7 percent compared to 38.0 percent in the prior year.  Diluted earnings per share decreased to $0.24 for the three months ended June 30, 2007 compared to $0.28 in the same period prior year. Cash flows from operating activities were $52.4 million for the six months ended June 30, 2007 compared to $44.0 million for the same period in the prior year, and cash and cash equivalents were $4.7 million at June 30, 2007, an increase of $2.0 million compared to December 31, 2006.  The Notes payable to banks were $125.2 million as of June 30, 2007 and $35.6 million as of June 30, 2006.

RPC, INC. AND SUBSIDIARIES

    Cost of services rendered and goods sold as a percentage of revenues increased almost four percentage points in the second quarter of 2007 compared to the same period of 2006.  This increase was due primarily to reduced pricing in our pressure pumping service line due to competitive pricing pressures, higher direct employment costs and materials and supplies expenses due to high demand for people and inputs to perform our services.

Selling, general and administrative expenses as a percentage of revenues increased slightly in the second quarter of 2007 compared to the second quarter of 2006.

Consistent with our strategy to grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $134.0 million during the first six months of 2007. Although we currently expect capital expenditures to be approximately $250 million during 2007, the total amount of expenditures for the year will depend primarily on equipment maintenance requirements and the ultimate delivery dates for equipment on order.  We expect these expenditures to be primarily directed toward our larger, core service lines including primarily pressure pumping, but also hydraulic workover, coiled tubing, nitrogen, and rental tools.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, has been stable or gradually increasing for several years, and the overall domestic rig count during the six months ended June 30, 2007 was approximately 11 percent higher than in the comparable period in 2006. The average price of oil decreased by approximately eight percent and the average price of natural gas increased by almost four percent during the six months ended June 30, 2007 compared to the prior year.  While the overall drilling rig count has increased, drilling activity in the Gulf of Mexico has been weak, although there are signs that activity levels will increase as the industry infrastructure repairs from the 2004 and 2005 hurricanes.  The Company is monitoring recent volatility in oil and natural gas prices for any signs of weakness in domestic customer activity levels.  Our response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure.  Although we expanded our bank credit facility in 2006 to finance our expansion, we will still maintain a conservative financial structure. We expect revenues will be higher in 2007 compared to 2006; however, we are experiencing pricing pressure for some of our services, higher interest expense, higher depreciation expense resulting from increased capital expenditures and increases in employment and other operating costs which makes our operating profit levels uncertain. In the Company’s pressure pumping service line, we have experienced downward pressure on the pricing for our services, which we believe is based on the large amount of increased capacity that has been placed in service, as well as a surplus of equipment in the U.S. domestic market due to weakness in the Canadian domestic market.

RPC, INC. AND SUBSIDIARIES

The high activity levels in the domestic oilfield have increased demand for equipment from the manufacturers of equipment and components used in the Company's business.  This increased demand has increased the lead times for ordering and delivery of such equipment and components over the past several years.  As of the end of the second quarter of 2007, however, we believe that much of this demand has been met, and that delivery lead times for some types of equipment will decrease.  There are still a number of types of equipment for which the Company is experiencing delayed delivery times, which hinders the Company’s ability to expand its capacity efficiently and could negatively impact its future results.

Further discussion of the Company’s outlook is set forth under the Outlook section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006 and is incorporated herein by reference.  There have been no significant changes in the Company’s outlook since the filing of the 10-K for 2006 except as discussed above.

RESULTS OF OPERATIONS

Three months ended June 30,	Six months ended June 30,
2007	2006	2007	2006

Consolidated revenues [in thousands]	$171,031	$146,065	$342,076	$282,089
Revenues by business segment [in thousands]:
Technical	$140,198	$119,572	$282,506	$234,333
Support	30,833	26,493	59,571	47,756

Consolidated operating profit [in thousands]	$38,705	$44,350	$82,690	$83,867
Operating profit (loss) by business segment [in thousands]:
Technical	$31,427	$37,044	$66,713	$73,283
Support	8,496	8,361	18,037	13,552
Corporate	$(2,855)	$(3,024)	$(5,246)	$(5,969)
Gain on disposition of assets, net	$1,637	$1,969	$3,186	$3,001

Percentage cost of services rendered & goods sold to revenues	51.6%	47.7%	51.4%	48.0%
Percentage selling, general & administrative expenses to revenues	15.8%	15.3%	15.5%	15.4%
Percentage depreciation and amortization expense to revenues	10.9%	7.9%	9.9%	7.9%
Average U.S. domestic rig count	1,757	1,635	1,746	1,578
Average natural gas price (per thousand cubic feet (mcf))	$7.44	$6.45	$7.31	$7.05
Average oil price (per barrel)	$65.33	$71.00	$61.96	$67.46

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Revenues.  Revenues for the three months ended June 30, 2007 increased 17.1 percent compared to the three months ended June 30, 2006.  Domestic revenues increased 14.7 percent to $159.6 million during the second quarter of 2007 compared to the same period in the prior year.  The increases in revenues are due primarily to increased capacity driven by equipment purchased under our long-term growth plan and stable customer activity levels.  However, this increase in revenues was negatively impacted by inclement weather in the Texas and Oklahoma markets and pricing pressure as a result of increased competition primarily within fracturing.   Rainfall well above averages resulted in customer deferrals of work due to difficulties accessing certain work sites.  International revenues increased from $7.0 million to $11.4 million compared to the prior year quarter.  Revenue increases were realized due to higher customer activity levels in Hungary, Turkmenistan and Egypt which were partially offset by declines in West Africa.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas increased approximately 15 percent and the average price of oil decreased approximately eight percent during the second quarter of 2007 as compared to the prior year.  The average domestic rig count during the quarter was over seven percent higher than the same period in 2006.  This increase in drilling activity had a positive impact on our financial results.  We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

The Technical Services segment revenues for the quarter increased 17.2 percent compared to the second quarter of last year.  Revenues in this segment increased due primarily to higher capacity through increased capital expenditures and increased customer activity associated with the increased drilling rig count. The Support Services segment revenues for the quarter increased 16.4 percent compared to the second quarter of prior year.  This improvement was due to increased capacity driven by higher capital expenditures in the rental tool service line, the largest within this segment.  Operating profit in the Technical Services segment declined, despite the increase in revenues, due primarily to the negative margin impact from competitive pricing pressure in fracturing and increased depreciation expense with the additional equipment added to our fleet. Operating profit in the Support Services segment increased due to the increase in revenues despite large increases in depreciation associated with capacity additions, especially in rental tools.

Cost of services rendered and goods sold. Cost of services rendered and goods sold increased 26.5 percent due to the variable nature of many of these expenses, including direct employment costs caused by competition for qualified employees, materials and supplies expenses and increased expenses associated with RPC’s growth plan. Cost of services rendered and goods sold, as a percent of revenues, increased in the second quarter of 2007 compared to the second quarter of 2006 due primarily to competitive pricing pressures in the pressure pumping service line and some operational inefficiencies associated with executing our growth plan.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the three months ended June 30, 2007 increased 20.9 percent to $27.1 million compared to $22.4 million for the three months ended June 30, 2006. This increase was primarily due to higher compensation costs consistent with higher activity levels and the implementation of our growth plan.  However, these costs as a percent of revenues increased slightly during the three months ended June 30, 2007 compared to the same period in the prior year.

RPC, INC. AND SUBSIDIARIES

Depreciation and amortization.   Depreciation and amortization totaled $18.7 million for the three months ended June 30, 2007, a 61.2 percent increase, compared to $11.6 million for the quarter ended June 30, 2006. This increase in depreciation and amortization resulted from a higher level of capital expenditures during recent quarters within both Technical Services and Support Services to increase capacity, expand facilities and to maintain our existing fleet of equipment.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $1.6 million compared to $2.0 million in the comparable period in the prior year.  The gain on disposition of assets, net include gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $527 thousand for the three months ended June 30, 2007 and $119 thousand for the same period in the prior year.  Other income, net primarily includes gains from settlements of various legal and insurance claims.

 Interest expense and interest income.  Interest expense was $368 thousand for the three months ended June 30, 2007 compared to $10 thousand for the quarter ended June 30, 2006.  The increase in 2007 is due to outstanding interest bearing advances on our revolving line of credit, net of interest capitalized on equipment and facilities under construction.  Interest income declined to $14 thousand for the three months ended June 30, 2007 compared to $104 thousand for the same period of the prior year.  The decrease in interest income was due to lower average cash balances in the second quarter of 2007 compared to the prior year.

Income tax provision. Income tax provision was $15.1 million during the three months ended June 30, 2007, compared to $16.9 million in 2006.  This decrease was due to the decrease in income before taxes partially offset by a slight increase in the effective tax rate to 38.7 percent for the three months ended June 30, 2007 from 38.0 percent for the three months ended June 30, 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Revenues.  Revenues for the six months ended June 30, 2007 increased 21.3 percent compared to the six months ended June 30, 2006.  Domestic revenues increased 19.4 percent to $320.0 million during the first six months of 2007 compared to the same period in the prior year.  The increases in revenues are due primarily to increased capacity driven by equipment purchased under our growth plan and stable activity levels.  International revenues increased from $14.1 million to $22.1 million compared to the prior year quarter.  Revenue increases were realized due to higher customer activity levels in Hungary, Turkmenistan, Cameroon and Egypt partially offset by declines in West Africa.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas increased by approximately four percent and the average price of oil decreased approximately eight percent during the six months ended June 30, 2007 as compared to the prior year.  The average domestic rig count during the six months ended June 30, 2006 was 11 percent higher than the same period in 2006.  This increase in drilling activity had a positive impact on our financial results.  We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

RPC, INC. AND SUBSIDIARIES

The Technical Services segment revenues for the first six months of 2007 increased 20.6 percent compared to the comparable period of last year.  Revenues in this segment increased due primarily to higher capacity through increased capital expenditures and increased customer activity resulting from increased drilling rig count. The Support Services segment revenues for the first six months of 2007 increased 24.7 percent compared to the comparable period of prior year.  This improvement was due to increased capacity driven by higher capital expenditures, increased utilization and improved pricing driven by higher customer demand in the rental tool service line, the largest within this segment.  Operating profit in the Technical Services segment declined, despite the increase in revenues, due primarily to negative margin impact from competitive pricing pressure in fracturing and increased depreciation expense as a result of additions of equipment to our fleet. Operating profit in the Support Services segment increased due to the increase in revenues despite large increases in depreciation associated with capacity additions, especially in rental tools.  As a percentage of revenues, operating profit also increased due to improved pricing and operational leverage in the rental tool service line, which has high fixed costs.

Cost of services rendered and goods sold. Cost of services rendered and goods sold increased 29.7 percent due to the variable nature of many of these expenses, including compensation, equipment rental expense, maintenance and repair expenses, materials and supplies expenses, increases in fuel costs and increased expenses associated with RPC’s growth plan.  Cost of services rendered and goods sold, as a percent of revenues, increased in the first six months of 2007 compared to the first six months of 2006 due primarily to competitive pricing pressures in the pressure pumping service line and some operational inefficiencies associated with executing our growth plan.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the six months ended June 30, 2007 increased 21.7 percent to $52.9 million compared to $43.5 million for the six months ended June 30, 2006. This increase was primarily due to higher compensation costs consistent with higher activity levels and the implementation of our growth plan.  However, these costs as a percent of revenues increased slightly during the six months ended June 30, 2007 compared to the same period in the prior year.

Depreciation and amortization.   Depreciation and amortization totaled $34.0 million for the six months ended June 30, 2007, a 52.3 percent increase, compared to $22.3 million for the quarter ended June 30, 2006. This increase in depreciation and amortization resulted from a higher level of capital expenditures during recent quarters within both Technical Services and Support Services to increase capacity, expand facilities and to maintain our existing fleet of equipment.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $3.2 million compared to $3.0 million in the comparable period in the prior year.  The gain on disposition of assets, net for the first six months of 2007 and 2006 include gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

RPC, INC. AND SUBSIDIARIES

Other income, net. Other income, net was $1.4 million for the six months ended June 30, 2007 and $380 thousand for the same period in the prior year.  Other income, net primarily includes gains from settlements of various legal and insurance claims.

Interest expense and interest income.  Interest expense was $1.1 million for the six months ended June 30, 2007 compared to $11 thousand for the quarter ended June 30, 2006.  The increase in 2007 is due to outstanding interest bearing advances on our revolving line of credit, net of interest capitalized on equipment and facilities under construction. Interest income declined to $32 thousand for the six months ended June 30, 2007 compared to $258 thousand for the same period of the prior year.  The decrease in interest income was due to lower average cash balances during the six months ended June 30, 2007 compared to the prior year.

Income tax provision. Income tax provision was $31.2 million during the six months ended June 30, 2007, compared to $32.0 million in 2006.  This slight decline was due to the decrease in income before taxes and a small decrease in the effective tax rate to 37.5 percent for the six months ended June 30, 2007 from 37.8 percent for the six months ended June 30, 2006.

RPC, INC. AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2007 were $4.7 million.  The following table sets forth the historical cash flows for the six months ended June 30, 2007 and 2006:

(In thousands)	Six months ended June 30,
	2007	2006

Net cash provided by operating activities	$52,383	$43,987
Net cash used for investing activities	130,085	49,800
Net cash provided by (used for) financing activities	79,696	(4,060)

Cash provided by operating activities for the six months ended June 30, 2007 increased by $8.4 million compared to the comparable period in the prior year primarily due to an increase in depreciation as a result of increased capital expenditures partially offset by a $2.2 million higher cash contribution to the Company’s pension plan and increased bonus payments.  The growth in working capital for the six months ended June 30, 2007 compared to the same period of 2006 was lower by $1.3 million.  Lower growth in accounts receivable due to lower revenue growth was partially offset by increases in income taxes receivable/ payable, net and decreases in accounts payable due to the timing of payments.

Cash used for investing activities for the six months ended June 30, 2007 increased by $80.3 million, compared to the six months ended June 30, 2006, as a result of higher capital expenditures to increase capacity and maintain our existing equipment.

Cash provided by financing activities for the six months ended June 30, 2007 increased by $83.8 million, compared to the six months ended June 30, 2006, due to an increase in net borrowings from notes payable to banks during the first six months of 2007.  This increase was partially offset by an increase in dividends paid to common shareholders.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2007, remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization which includes a revolving credit facility and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $250 million revolving credit facility (the "Revolving Credit Agreement") maturing in 2011, subject to extension.  The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC's ability to incur liens or merge or consolidate with another entity.  In addition to our borrowings of $125.2 million at June 30, 2007, a total of $107.5 million is available under our facility as of June 30, 2007. Approximately $17.3 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  Additional information regarding our Revolving Credit Agreement is included in Note 10 to our Consolidated Financial Statements included in this report.

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

Cash Requirements

The Company currently expects that capital expenditures during 2007 will be approximately $250 million, of which $134.0 million has been spent as of June 30, 2007.  We expect these expenditures to be primarily directed towards revenue-producing equipment in our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools. The actual amount of 2007 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  During the first quarter of 2007, the Company contributed $4.8 million to the pension plan.  The Company does not currently expect to make any additional contributions to the pension plan for the remainder of 2007.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 11,812,500 shares.  The Company did not repurchase any stock under the program during the six months ended June 30, 2007, but it may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies and restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On July 24, 2007, the Board of Directors approved a $0.05 per share cash dividend payable September 10, 2007 to stockholders of record at the close of business August 10, 2007.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

    The Company purchases its equipment and materials from suppliers who provide competitive prices.  Due to the increases in activity in the domestic oilfield over the past several years, the Company has experienced some upward wage pressures in the labor markets from which it hires employees.  In addition, the costs of materials and supplies used to provide services to our customers has increased as well, and we have not been able to pass all of these price increases to our customers, due to increased competition.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well.  Also the price of steel, for both the commodity and for products manufactured with steel, has increased dramatically due to increased worldwide demand.  Although prices have moderated, they remain high by historical standards.  This factor has affected the Company's operations by extending time for deliveries of new equipment and receipt of price quotations that may only be valid for a limited period of time.  If this factor continues, it is possible that the cost of the Company's new equipment will increase which would result in higher capital expenditures and depreciation expense. RPC may not be able to recover such increased costs through price increases to its customers, thereby reducing the Company's future profits.

RPC, INC. AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

    The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006.  During the six months ended June 30, 2007, RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $463,000 compared to $389,000 for the comparable period in 2006.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $589,000 for the six months ended June 30, 2007 and $407,000 for the six months ended June 30, 2006.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $35,000 for the six months ended June 30, 2007 and $44,000 for the six months ended June 30, 2006.

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

RPC, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

    Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements, forecasted recognition of tax benefits, our ability to acquire and delivery times for revenue-producing equipment to support long-term growth, our business strategy, plans and objectives, including the development of international growth opportunities, market risk exposure, adequacy of capital resources and funds, opportunity for growth and expansion, the anticipated relative impact of natural gas and oil prices on Company activity levels, anticipated pension funding payments and capital expenditures, our expectations for 2007 revenues and net income, expectations as to future stock repurchases and payment of dividends, the impact of inflation on the Company’s financial position and operating results, our beliefs and expectations regarding future demand for our products and services, effect of litigation on our financial position and results of operations, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its $250 million credit facility.  As of June 30, 2007, there are outstanding interest-bearing advances of $125.2 million on our credit facility which bear interest at a floating rate.  A change in the interest rate of one percent on the balance outstanding at June 30, 2007 would cause a change of $1.3 million in total annual interest costs.

RPC, INC. AND SUBSIDIARIES
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

As of the end of the period covered by this report, June 30, 2007 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting – Management’s evaluation of changes in internal control did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the second quarter of 2007 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
April 1, 2007 to April 30, 2007	43,345	(1)	$17.62	-	4,066,965

Month #2
May 1, 2007 to May 31, 2007	28,144	(2)	$17.12	-	4,066,965

Month #3
June 1, 2007 to June 30, 2007	1,408	(2)	$16.31	-	4,066,965

Totals	72,897		$17.40	-	4,066,965

(1)	Consists of shares tendered to the Company in connection with option exercises and shares repurchased for taxes related to the release of restricted shares.
(2)	Consists of shares tendered to the Company in connection with option exercises.
(3)
The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 11,812,500 shares in the open market. During the second quarter of 2007, there were no purchases of shares on the open market. Currently the program does not have a predetermined expiration date.

RPC, INC. AND SUBSIDIARIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on April 24, 2007.  At the meeting, the stockholders re-elected three Class III directors to the Board of Directors for the terms expiring in 2010.

The following table sets forth the votes cast with respect to each of these proposals:

Proposal	For	Withheld
Re-election of Wilton Looney	92,813,856	1,029,770
Re-election of Gary W. Rollins	89,986,914	3,856,712
Re-election of James A. Lane, Jr.	90,055,403	3,788,223

Messrs. R. Randall Rollins, Richard A. Hubbell, Linda H. Graham, Bill J. Dismuke, Henry B. Tippie and James B. Williams were not up for re-election and have continued as directors.

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

RPC, INC.

Date: August 3, 2007	/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2007	/s/ Ben M. Palmer
Ben M. Palmer
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)