Form 10-Q
period 2007-09-30
RPC INC
filed 2007-10-31
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of October 25, 2007, RPC, Inc. had 98,038,108 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Part I. Financial Information		Page No.

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets –
	As of September 30, 2007 and December 31, 2006	3

	Consolidated Statements of Operations –
	For the three and nine months ended September 30, 2007 and 2006	4

	Consolidated Statement of Stockholders' Equity
	For the nine months ended September 30, 2007	5

	Consolidated Statements of Cash Flows –
	For the nine months ended September 30, 2007 and 2006	6

	Notes to Consolidated Financial Statements	7 – 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

Part II. Other Information

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signatures		31

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(In thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$9,657	$2,729
Accounts receivable, net	160,312	148,469
Inventories	28,180	21,188
Deferred income taxes	4,469	4,384
Income taxes receivable	10,865	239
Prepaid expenses and other current assets	3,243	5,245
Total current assets	216,726	182,254
Property, plant and equipment, net	403,667	262,797
Goodwill	24,093	24,093
Other assets	6,050	5,163
Total assets	$650,536	$474,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$51,819	$50,568
Accrued payroll and related expenses	16,647	13,289
Accrued insurance expenses	4,551	3,327
Accrued state, local and other taxes	3,313	3,314
Income taxes payable	1,734	-
Other accrued expenses	555	454
Total current liabilities	78,619	70,952
Accrued insurance expenses	8,242	6,892
Notes payable to banks	148,850	35,600
Long-term pension liabilities	5,823	9,185
Deferred income taxes	16,295	12,073
Other long-term liabilities	2,302	4,318
Total liabilities	260,131	139,020
Common stock	9,801	9,721
Capital in excess of par value	15,858	13,595
Retained earnings	369,850	317,705
Accumulated other comprehensive loss	(5,104)	(5,734)
Total stockholders' equity	390,405	335,287
Total liabilities and stockholders' equity	$650,536	$474,307

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(Note 1)		(Note 1)
Revenues	$161,961	$154,209	$504,037	$436,298
Cost of services rendered and goods sold	91,431	74,011	267,143	209,457
Selling, general and administrative expenses	26,327	23,480	79,229	66,955
Depreciation and amortization	20,846	11,572	54,804	33,874
Gain on disposition of assets, net	(1,306)	(1,479)	(4,492)	(4,480)
Operating profit	24,663	46,625	107,353	130,492
Interest expense	(1,391)	(47)	(2,513)	(58)
Interest income	17	60	49	318
Other income, net	200	320	1,624	700
Income before income taxes	23,489	46,958	106,513	131,452
Income tax provision	8,596	18,188	39,760	50,168
Net income	$14,893	$28,770	$66,753	$81,284

Earnings per share
Basic	$0.15	$0.30	$0.69	$0.85
Diluted	$0.15	$0.29	$0.68	$0.82

Dividends per share	$0.050	$0.033	$0.150	$0.100

Average shares outstanding
Basic	96,426	95,641	96,128	95,543
Diluted	98,261	98,300	98,335	98,573

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(In thousands)
(Unaudited)

						Accumulated
				Capital in		Other
	Comprehensive	Common Stock		Excess of	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Par Value	Earnings	Income	Total
Balance, December 31, 2006		97,214	$9,721	$13,595	$317,705	$(5,734)	$335,287
Stock issued for stock incentive plans, net		955	96	1,545	—	—	1,641
Stock purchased and retired		(161)	(16)	(2,804)	—	—	(2,820)
Net income	$66,753	—	—	—	66,753	—	66,753
Foreign currency translation, net of taxes	269	—	—	—	—	269	269
Unrealized gain on securities, net of taxes	361	—	—	—	—	361	361
Comprehensive income	$67,383
Dividends declared		—	—	—	(14,608)	—	(14,608)
Stock-based compensation		—	—	2,401	—	—	2,401
Excess tax benefits for share-based payments		—	—	1,121	—	—	1,121
Balance, September 30, 2007		98,008	$9,801	$15,858	$369,850	$(5,104)	$390,405

The accompanying notes are an integral part of these statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
OPERATING ACTIVITIES		(Note 1)
Net income	$66,753	$81,284
Noncash charges (credits) to earnings:
Depreciation, amortization and other non-cash charges	54,808	33,874
Stock-based compensation	2,401	1,816
Gain on disposition of assets, net	(4,492)	(4,480)
Deferred income tax provision	3,938	2
Excess tax benefits for share-based payments	(1,121)	(1,325)
Changes in current assets and liabilities:
Accounts receivable	(11,658)	(31,185)
Income taxes receivable	(9,505)	-
Inventories	(6,892)	(5,254)
Prepaid expenses and other current assets	2,697	1,861
Accounts payable	1,239	4,792
Income taxes payable	1,734	4,676
Accrued payroll and related expenses	3,358	3,276
Accrued insurance expenses	1,224	(311)
Accrued state, local and other taxes	(1)	585
Other accrued expenses	31	302
Changes in working capital	(17,773)	(21,258)
Changes in other assets and liabilities:
Long-term pension liabilities	(3,362)	(1,299)
Long-term accrued insurance expenses	1,350	389
Other non-current assets	(888)	(688)
Other non-current liabilities	(2,016)	235
Net cash provided by operating activities	99,598	88,550

INVESTING ACTIVITIES
Capital expenditures	(197,550)	(97,321)
Proceeds from sale of assets	6,295	5,962
Net cash used for investing activities	(191,255)	(91,359)

FINANCING ACTIVITIES
Payment of dividends	(14,608)	(9,602)
Borrowings from notes payable to banks	390,350	24,521
Repayments of notes payable to banks	(277,100)	(17,871)
Debt issue costs for notes payable to banks	-	(469)
Excess tax benefits for share-based payments	1,121	1,325
Cash paid for common stock purchased and retired	(1,730)	(2,019)
Proceeds received upon exercise of stock options	552	1,130
Net cash provided by (used for) financing activities	98,585	(2,985)

Net increase (decrease) in cash and cash equivalents	6,928	(5,794)
Cash and cash equivalents at beginning of period	2,729	12,809
Cash and cash equivalents at end of period	$9,657	$7,015

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

1.    GENERAL

The accompanying unaudited consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

	Three months ended September 30		Nine months ended September 30
(In thousands except per share data )	2007	2006	2007	2006
Net income available for stockholders (numerator for basic and diluted earnings per share):	$14,893	$28,770	$66,753	$81,284
Shares (denominator):
Weighted-average shares outstanding (denominator for basic earnings per share)	96,426	95,641	96,128	95,543
Effect of dilutive securities:
Employee stock options and restricted stock	1,835	2,659	2,207	3,030
Adjusted weighted average shares (denominator for diluted earnings per share)	98,261	98,300	98,335	98,573
Earnings per share:
Basic	$0.15	$0.30	$0.69	$0.85
Diluted	$0.15	$0.29	$0.68	$0.82

4.    RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

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

5.    COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2007	2006	2007	2006
Net income as reported	$14,893	$28,770	$66,753	$81,284
Change in unrealized gain (loss) on securities, net of taxes	(27)	(20)	361	(179)
Change in foreign currency translation, net of taxes	241	-	269	-
Comprehensive income	$15,107	$28,750	$67,383	$81,105

6.    STOCK-BASED COMPENSATION

The Company reserved 5,062,500 shares of common stock under the 2004 Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of September 30, 2007, there were approximately 3,434,000 shares available for grants.

RPC, INC. AND SUBSIDIARIES

Pre-tax stock-based employee compensation expense was $829,000 ($561,000 after tax) for the three months ended September 30, 2007 and $2,401,000 ($1,632,000 after tax) for the nine months ended September 30, 2007 and $380,000 ($282,000 after tax) for the three months ended September 30, 2006 and $1,816,000 ($1,324,000 after tax) for the nine months ended September 30, 2006.

Stock Options

Transactions involving RPC’s stock options for the nine months ended September 30, 2007 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,471,846	$3.10	4.4 years
Granted	-	-	N/A
Exercised	(534,417)	3.19	N/A
Forfeited	(15,185)	2.81	N/A
Expired	-	-	N/A
Outstanding at September 30, 2007	1,922,244	$3.11	3.6 years	$21,337,000
Exercisable at September 30, 2007	1,649,881	$3.16	3.3 years	$18,231,000

The total intrinsic value of stock options exercised was $7,422,000 during the nine months ended September 30, 2007 and $5,482,000 during the nine months ended September 30, 2006.  There were no recognized excess tax benefits associated with the exercise of stock options during the nine months ended September 30, 2007 and 2006, since all of the stock options exercised were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2007:

RPC, INC. AND SUBSIDIARIES

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2007	1,437,859	$7.70
Granted	463,750	17.61
Vested	(284,780)	4.67
Forfeited	(43,098)	13.11
Non-vested shares at September 30, 2007	1,573,731	$11.02

The total fair value of shares vested during the nine months ended September 30, 2007 was $4,902,000 and during the nine months ended September 30, 2006 was $5,588,000.  The tax benefits for compensation tax deductions in excess of compensation expense were credited to capital in excess of par value and are classified as financing cash flows in accordance with SFAS 123R.

Other Information

As of September 30, 2007, total unrecognized compensation cost related to non-vested restricted shares was $15,376,000 which is expected to be recognized over a weighted-average period of 3.6 years.  As of September 30, 2007, total unrecognized compensation cost related to non-vested stock options was $140,000 which is expected to be recognized over a weighted-average period of 0.3 years.

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

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
(in thousands)

Revenues:
Technical Services	$134,819	$127,929	$417,324	$362,262
Support Services	27,142	26,280	86,713	74,036
Total revenues	$161,961	$154,209	$504,037	$436,298
Operating profit (loss):
Technical Services	$20,558	$40,131	$87,271	$113,414
Support Services	5,527	8,216	23,564	21,768
Corporate	(2,728)	(3,201)	(7,974)	(9,170)
Gain on disposition of assets, net	1,306	1,479	4,492	4,480
Total operating profit	$24,663	$46,625	$107,353	$130,492
Interest expense	(1,391)	(47)	(2,513)	(58)
Interest income	17	60	49	318
Other income, net	200	320	1,624	700
Income before income taxes	$23,489	$46,958	$106,513	$131,452

As a result of higher capital spending in 2007 due to RPC’s growth plan, total assets have changed materially since the Company’s Form 10-K for the year ended December 31, 2006.  The related segment data for the nine months ended September 30, 2007 is disclosed below:

Nine months ended September 30, 2007	Technical Services	Support Services	Corporate	Total
(in thousands)
Indentifiable assets	$446,521	$158,350	$45,665	$650,536
Capital expenditures	166,165	30,018	1,367	197,550
Depreciation and amortization	40,891	13,182	731	54,804

8.    INVENTORIES

Inventories of $28,180,000 at September 30, 2007 and $21,188,000 at December 31, 2006 consist of raw materials, parts and supplies.

9.    EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006

Service cost	$-	$-	$-	$-
Interest cost	440	426	1,319	1,278
Expected return on plan assets	(580)	(472)	(1,741)	(1,416)
Amortization of net losses	214	250	645	749
Net periodic benefit cost	$74	$204	$223	$611

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

RPC, INC. AND SUBSIDIARIES

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

As of September 30, 2007, RPC has outstanding borrowings of $148.9 million under the Revolving Credit Agreement.  Interest expense incurred on the line of credit was $1,979,000 during the three months ended September 30, 2007 and $4,265,000 during the nine months ended September 30, 2007. The weighted average interest rate was 6.1% for the three months and 6.2% for nine months ended September 30, 2007.  For the nine months ended September 30, 2007, the Company capitalized interest of $1,761,000 related to facilities and equipment under construction.  Additionally there were letters of credit relating to self-insurance programs and contract bids outstanding for $18.3 million.

RPC, INC. AND SUBSIDIARIES

11.    INCOME TAXES

The Company determines its periodic income tax expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  The Company is subject to the provisions of FIN 48 and has analyzed filing positions in federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.  As a result of the implementation of FIN 48, the Company recognized an immaterial adjustment in the liability for unrecognized income tax benefits.  As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $922,000, of which $850,000, if recognized, would affect the Company’s effective tax rate.  There have been no material changes to these amounts during the nine months ended September 30, 2007.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state and foreign jurisdictions.  In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities.  For Federal and state purposes, the Company’s 2004 through 2006 tax years remain open to examination.

Baring an unforeseen event, the Company does not anticipate a material change in the unrecognized tax benefits in the next 12 months.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.   Accrued interest and penalties were immaterial as of September 30, 2007.

12.    SUPPLEMENTAL CASH FLOWS INFORMATION

The Company had accounts payable for purchases of property, plant and equipment of approximately $16,145,000 as of September 30, 2007 and $26,662,000 as of September 30, 2006.

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

During the third quarter of 2007, revenues increased 5.0 percent to $162.0 million compared to the same period in the prior year.  The growth in revenues resulted from stable activity levels in our industry and capacity additions made during the past year partially offset by lower equipment utilization and reduced pricing resulting from increased competition.  International revenues for the third quarter of 2007 increased due to higher customer activity levels in Canada, Hungary, Turkmenistan and Egypt which were partially offset by declines in Angola and Argentina. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of services rendered and goods sold as a percentage of revenues increased approximately eight percentage points in the third quarter of 2007 compared to the same period of 2006.  This increase was due primarily to the effect on revenues of lower pricing, increase in the cost of certain materials and supplies and direct employment costs due to high demand and increased costs for people and inputs to perform our services, and lower utilization of equipment and personnel.

Selling, general and administrative expenses as a percentage of revenues increased by approximately one percentage point in the third quarter of 2007 compared to the third quarter of 2006.  Operating profit decreased in the current quarter compared to same period in the prior year due to pricing declines and higher depreciation.

RPC, INC. AND SUBSIDIARIES

Income before income taxes was $23.5 million for the three months ended September 30, 2007 compared to $47.0 million in the prior year.  The effective tax rate for the three months ended September 30, 2007 was 36.6 percent compared to 38.7 percent in the prior year.  Diluted earnings per share decreased to $0.15 for the three months ended September 30, 2007 compared to $0.29 in the same period prior year. Cash flows from operating activities were $99.6 million for the nine months ended September 30, 2007 compared to $88.6 million for the same period in the prior year, and cash and cash equivalents were $9.7 million at September 30, 2007, an increase of $6.9 million compared to December 31, 2006.  The notes payable to banks were $148.9 million as of September 30, 2007 and $6.7 million as of September 30, 2006.

Consistent with our strategy to grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $197.6 million during the first nine months of 2007. Although we currently expect capital expenditures to be approximately $250 million during 2007, the total amount of expenditures for the year will depend primarily on equipment maintenance requirements and the ultimate delivery dates and timing of payments for equipment on order.  We expect these expenditures to be primarily directed toward our larger, core service lines including primarily pressure pumping, but also hydraulic workover, coiled tubing, nitrogen, and rental tools.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, has been stable or gradually increasing for several years, and the overall domestic rig count during the nine months ended September 30, 2007 was approximately eight percent higher than in the comparable period in 2006. The average price of oil decreased by approximately three percent and the average price of natural gas increased by approximately four percent during the nine months ended September 30, 2007 compared to the prior year.  While the overall drilling rig count has increased, drilling activity in the Gulf of Mexico has been weak, although there are signs that activity levels will increase with completion of industry infrastructure repairs from the 2004 and 2005 hurricanes. The Company is monitoring recent volatility in oil and natural gas prices for any signs of weakness in domestic customer activity levels.  Our response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure.  Although we expanded our bank credit facility in 2006 to finance our expansion, we will still maintain a conservative financial structure.  We expect revenues will be higher in 2007 compared to 2006; however, we are experiencing pricing pressure for some of our services, higher interest expense, higher depreciation expense resulting from increased capital expenditures and increases in employment and other operating costs which reduces our operating profit, income before income taxes, and net income.  We believe that all of these performance measures will be lower in 2007 than in 2006.  In the Company’s pressure pumping service line, we have experienced lower utilization of equipment and downward pressure on the pricing for our services, which we believe is based on the large amount of increased capacity that has been placed in service, as well as a surplus of equipment in the U.S. domestic market due to weakness in the Canadian domestic market.

RPC, INC. AND SUBSIDIARIES

The high activity levels in the domestic oilfield have increased demand for equipment from the manufacturers of equipment and components used in the Company's business.  This increased demand has increased the lead times for ordering and delivery of such equipment and components over the past several years.  As of the end of the third quarter of 2007, however, we believe that much of this demand has been met, and that delivery lead times for many types of equipment has decreased.  There are still some types of equipment for which the Company is experiencing delayed delivery times, which hinders the Company’s ability to expand its capacity efficiently and could negatively impact its future results.

Further discussion of the Company’s outlook is set forth under the Outlook section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006 and is incorporated herein by reference.  There have been no significant changes in the Company’s outlook since the filing of the 10-K for 2006 except as discussed above.

RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Consolidated revenues [in thousands]	$161,961	$154,209	$504,037	$436,298
Revenues by business segment [in thousands]:
Technical	$134,819	$127,929	$417,324	$362,262
Support	27,142	26,280	86,713	74,036

Consolidated operating profit [in thousands]	$24,663	$46,625	$107,353	$130,492
Operating profit (loss) by business segment [in thousands]:
Technical	$20,558	$40,131	$87,271	$113,414
Support	5,527	8,216	23,564	21,768
Corporate	$(2,728)	$(3,201)	$(7,974)	$(9,170)
Gain on disposition of assets, net	$1,306	$1,479	$4,492	$4,480

Percentage cost of services rendered & goods sold to revenues	56.5%	48.0%	53.0%	48.0%
Percentage selling, general & administrative expenses to revenues	16.3%	15.2%	15.7%	15.4%
Percentage depreciation and amortization expense to revenues	12.9%	7.5%	10.9%	7.8%
Average U.S. domestic rig count	1,789	1,721	1,760	1,626
Average natural gas price (per thousand cubic feet (mcf))	$6.15	$5.94	$6.92	$6.68
Average oil price (per barrel)	$75.74	$70.21	$66.56	$68.38

RPC, INC. AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues.  Revenues for the three months ended September 30, 2007 increased 5.0 percent compared to the three months ended September 30, 2006.  Domestic revenues increased 2.2 percent to $150.7 million during the third quarter of 2007 compared to the same period in the prior year.  The increases in revenues are due primarily to stable customer activity levels and increased capacity driven by equipment purchased under our long-term growth plan partially offset by increased competition which has adversely impacted utilization of equipment and pricing for services.  International revenues increased from $6.7 million to $11.2 million compared to the prior year quarter.  Revenue increases were realized due to higher customer activity levels in Canada, Hungary, Turkmenistan and Egypt which were partially offset by declines in Angola and Argentina.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas increased approximately four percent and the average price of oil increased almost eight percent during the third quarter of 2007 as compared to the prior year.  The average domestic rig count during the quarter was approximately four percent higher than the same period in 2006.  This increase in drilling activity had a positive impact on our financial results.  We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

The Technical Services segment revenues for the quarter increased 5.4 percent compared to the third quarter of last year.  Revenues in this segment increased due primarily to increased customer activity associated with the increased drilling rig count and higher capacity through increased capital expenditures. The Support Services segment revenues for the quarter increased 3.3 percent compared to the third quarter of prior year.  This improvement was due to increased drilling rig count and increased capacity driven by higher capital expenditures in the rental tool service line, the largest within this segment.  Operating profit in the Technical Services segment declined, despite the increase in revenues, due primarily to the negative margin impact from competitive pricing pressure, increased employment costs, increased cost of critical materials and supplies expenses and increased depreciation expense with the additional equipment added to our fleet. Operating profit in the Support Services segment decreased, despite the increase in revenues, due primarily to large increases in depreciation associated with capacity additions, especially in rental tools.

Cost of services rendered and goods sold. Cost of services rendered and goods sold increased 23.5 percent due to the variable nature of many of these expenses, including increases in direct employment costs caused by competition for qualified employees, materials and supplies, maintenance and repairs, and fuel, partially offset by a decrease in equipment sub-rental expense. Cost of services rendered and goods sold, as a percent of revenues, increased in the third quarter of 2007 compared to the third quarter of 2006 due primarily to increases in cost of certain critical materials and supplies and direct employment costs due to high demand for people and inputs to perform our services coupled with lower utilization of equipment and personnel and competitive pricing pressures in the pressure pumping service line.

RPC, INC. AND SUBSIDIARIES

Selling, general and administrative expenses.   Selling, general and administrative expenses for the three months ended September 30, 2007 increased 12.1 percent to $26.3 million compared to $23.5 million for the three months ended September 30, 2006. This increase was primarily due to higher compensation costs and other operational expenses associated with new operational locations.  However, these costs as a percent of revenues increased slightly during the three months ended September 30, 2007 compared to the same period in the prior year.

Depreciation and amortization.   Depreciation and amortization totaled $20.8 million for the three months ended September 30, 2007, an 80.1 percent increase, compared to $11.6 million for the quarter ended September 30, 2006. This increase in depreciation and amortization resulted from a higher level of capital expenditures during recent quarters within both Technical Services and Support Services to increase capacity, expand facilities and to maintain our existing fleet of equipment.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $1.3 million compared to $1.5 million in the comparable period in the prior year.  The gain on disposition of assets, net include gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $200 thousand for the three months ended September 30, 2007 and $320 thousand for the same period in the prior year.  Other income, net primarily includes gains from settlements of various legal and insurance claims.

 Interest expense and interest income.  Interest expense was $1.4 million for the three months ended September 30, 2007 compared to $47 thousand for the quarter ended September 30, 2006.  The increase in 2007 is due to outstanding interest bearing advances on our revolving line of credit, net of interest capitalized on equipment and facilities under construction.  Interest income declined to $17 thousand for the three months ended September 30, 2007 compared to $60 thousand for the same period of the prior year.  The decrease in interest income was due to lower average cash balances in the third quarter of 2007 compared to the prior year.

Income tax provision. Income tax provision was $8.6 million during the three months ended September 30, 2007, compared to $18.2 million in 2006.  This decrease was due to the decrease in income before taxes and a decrease in the effective tax rate to 36.6 percent for the three months ended September 30, 2007 from 38.7 percent for the three months ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues.  Revenues for the nine months ended September 30, 2007 increased 15.5 percent compared to the nine months ended September 30, 2006.  Domestic revenues increased 13.3 percent to $470.7 million during the first nine months of 2007 compared to the same period in the prior year.  The increases in revenues are due primarily to stable activity levels and increased capacity driven by equipment purchased under our growth plan which has been negatively impacted by a decrease in equipment utilization and pricing for our services resulting from increased competition.  International revenues increased from $20.8 million to $33.3 million compared to the prior year quarter.  Revenue increases were realized due to higher customer activity levels in Canada, Hungary, Turkmenistan, Cameroon and Egypt partially offset by declines in Kuwait and Argentina.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas increased by approximately four percent and the average price of oil decreased almost three percent during the nine months ended September 30, 2007 as compared to the prior year.  The average domestic rig count during the nine months ended September 30, 2007 was approximately eight percent higher than the same period in 2006.  This increase in drilling activity had a positive impact on our financial results.  We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

The Technical Services segment revenues for the first nine months of 2007 increased 15.2 percent compared to the comparable period of last year.  Revenues in this segment increased due primarily to higher capacity through increased capital expenditures and increased customer activity resulting from increased drilling rig count. The Support Services segment revenues for the first nine months of 2007 increased 17.1 percent compared to the comparable period of prior year.  This improvement was due to increased capacity driven by higher capital expenditures, increased utilization and improved pricing driven by higher customer demand in the rental tool service line, the largest within this segment.  Operating profit in the Technical Services segment declined, despite the increase in revenues, due primarily to negative margin impact from competitive pricing pressure in fracturing and increased depreciation expense as a result of additions of equipment to our fleet. Operating profit in the Support Services segment increased due to the increase in revenues despite large increases in depreciation associated with capacity additions, especially in rental tools.  As a percentage of revenues, operating profit also increased due to improved pricing and operational leverage in the rental tool service line, which has high fixed costs.

Cost of services rendered and goods sold. Cost of services rendered and goods sold increased 27.5 percent due to the variable nature of many of these expenses, including compensation, maintenance and repair expenses, materials and supplies expenses, increases in fuel costs and increased expenses associated with RPC’s growth plan offset by a decrease in equipment rental expenses.  Cost of services rendered and goods sold, as a percent of revenues, increased in the first nine months of 2007 compared to the first nine months of 2006 due primarily to competitive pricing pressures in the pressure pumping service line and some operational inefficiencies associated with executing our growth plan.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the nine months ended September 30, 2007 increased 18.3 percent to $79.2 million compared to $67.0 million for the nine months ended September 30, 2006. This increase was primarily due to higher compensation costs and other operational expenses associated with new operational locations consistent with higher activity levels.  However, these costs as a percent of revenues increased slightly during the nine months ended September 30, 2007 compared to the same period in the prior year.

Depreciation and amortization.   Depreciation and amortization totaled $54.8 million for the nine months ended September 30, 2007, a 61.8 percent increase, compared to $33.9 million for the nine months ended September 30, 2006. This increase in depreciation and amortization resulted from a higher level of capital expenditures during recent quarters within both Technical Services and Support Services to increase capacity, expand facilities and to maintain our existing fleet of equipment.

RPC, INC. AND SUBSIDIARIES

Gain on disposition of assets, net.  Gain on disposition of assets, net was $4.5 million compared to $4.5 million in the comparable period in the prior year.  The gain on disposition of assets, net for the first nine months of 2007 and 2006 include gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $1.6 million for the nine months ended September 30, 2007 and $700 thousand for the same period in the prior year.  Other income, net primarily includes gains from settlements of various legal and insurance claims.

 Interest expense and interest income.  Interest expense was $2.5 million for the nine months ended September 30, 2007 compared to $58 thousand for the nine months ended September 30, 2006.  The increase in 2007 is due to outstanding interest bearing advances on our revolving line of credit, net of interest capitalized on equipment and facilities under construction. Interest income declined to $49 thousand for the nine months ended September 30, 2007 compared to $318 thousand for the same period of the prior year.  The decrease in interest income was due to lower average cash balances during the nine months ended September 30, 2007 compared to the prior year.

Income tax provision. Income tax provision was $39.8 million during the nine months ended September 30, 2007, compared to $50.2 million in 2006.  This decline was due to the decrease in income before taxes and a decrease in the effective tax rate to 37.3 percent for the nine months ended September 30, 2007 from 38.2 percent for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2007 were $9.7 million.  The following table sets forth the historical cash flows for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,
(In thousands)	2007	2006

Net cash provided by operating activities	$99,598	$88,550
Net cash used for investing activities	191,255	91,359
Net cash provided by (used for) financing activities	98,585	(2,985)

Cash provided by operating activities for the nine months ended September 30, 2007 increased by $11.0 million compared to the comparable period in the prior year despite a decrease of $14.5 million in net income.  The increase was attributable primarily to an increase in depreciation as a result of increased capital expenditures partially offset by a $2.2 million higher cash contribution to the Company’s pension plan.  The growth in working capital for the nine months ended September 30, 2007 compared to the same period of 2006 was lower by $3.5 million.  Lower growth in accounts receivable due to lower revenue growth was partially offset by increases in income taxes receivable/ payable, net and decreases in accounts payable due to the timing of payments.

RPC, INC. AND SUBSIDIARIES

Cash used for investing activities for the nine months ended September 30, 2007 increased by $99.9 million, compared to the nine months ended September 30, 2006, as a result of higher capital expenditures to increase capacity and maintain our existing equipment.

Cash provided by financing activities for the nine months ended September 30, 2007 increased by $101.6 million, compared to the nine months ended September 30, 2006, due to an increase in net borrowings from notes payable to banks during the first nine months of 2007.  This increase was partially offset by an increase in dividends paid to common shareholders.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2007, remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, cash expected to be generated from operations and our credit facility will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $250 million revolving credit facility (the "Revolving Credit Agreement") maturing in 2011, subject to extension.  The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC's ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $148.9 million at September 30, 2007, therefore a total of $82.8 million was available under our facility as of September 30, 2007. Approximately $18.3 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  Additional information regarding our Revolving Credit Agreement is included in Note 10 to our Consolidated Financial Statements included in this report.

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

Cash Requirements

The Company currently expects that capital expenditures during 2007 will be approximately $250 million, of which $197.6 million has been spent as of September 30, 2007.  We expect these expenditures to be primarily directed towards revenue-producing equipment in our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools. The actual amount of 2007 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

RPC, INC. AND SUBSIDIARIES

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  During the first quarter of 2007, the Company contributed $4.8 million to the pension plan.  The Company does not currently expect to make any additional contributions to the pension plan for the remainder of 2007.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 11,812,500 shares.  The Company did not repurchase any stock under the program during the nine months ended September 30, 2007, but it may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies and restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On October 23, 2007, the Board of Directors approved a $0.05 per share cash dividend payable December 10, 2007 to stockholders of record at the close of business November 12, 2007.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

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

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006.  During the nine months ended September 30, 2007, RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $679,000 compared to $576,000 for the comparable period in 2006.

RPC, INC. AND SUBSIDIARIES

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $801,000 for the nine months ended September 30, 2007 and $956,000 for the nine months ended September 30, 2006.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $52,000 for the nine months ended September 30, 2007 and $143,000 for the nine months ended September 30, 2006.

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

RPC, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements, forecasted recognition of tax benefits, our ability to acquire and delivery times for revenue-producing equipment to support long-term growth, our business strategy, plans and objectives, including the development of international growth opportunities, market risk exposure, adequacy of capital resources and funds, opportunity for growth and expansion, the anticipated relative impact of natural gas and oil prices on Company activity levels, anticipated pension funding payments and capital expenditures, our expectations for 2007 revenues, net income and other operating results, expectations as to future stock repurchases and payment of dividends, the impact of inflation on the Company’s financial position and operating results, our beliefs and expectations regarding future demand for our products and services, effect of litigation on our financial position and results of operations, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

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

RPC, INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its $250 million credit facility.  As of September 30, 2007, there are outstanding interest-bearing advances of $148.9 million on our credit facility which bear interest at a floating rate.  A change in the interest rate of one percent on the balance outstanding at September 30, 2007 would cause a change of $1,489,000 million in total annual interest costs.
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

As of the end of the period covered by this report, September 30, 2007 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the third quarter of 2007 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
July 1, 2007 to July 31, 2007	260,800	(1)	$12.23	-	4,066,965

Month #2
August 1, 2007 to August 31, 2007	2,308,600	(1)	$12.56	-	4,066,965

Month #3
September 1, 2007 to September 30, 2007	48,700	(1)	$13.08	-	4,066,965

Totals	2,618,100		$12.54	-	4,066,965

(1)
Consists of shares purchased by "affiliated purchasers" under Rule 10b - 18 of the Securities Exchange Act of open market transactions. These affiliated purchases were made by RFT Investment Co. LLC of which LOR, Inc. is the manager. Mr. R. Randall Rollins and Mr. Gary W. Rollins having voting control of LOR, Inc.

(2)
The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 11,812,500 shares in the open market. During the third quarter of 2007, there were no purchases of shares on the open market. Currently the program does not have a predetermined expiration date.

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

RPC, INC.

/s/ Richard A. Hubbell
Date: October 31, 2007	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: October 31, 2007	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)