Form 10-K
period 2007-12-31
RPC INC
filed 2008-03-04
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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
Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [  ]     Accelerated filer [X]     Non-accelerated filer [  ]     Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $536,455,606 based on the closing price on the New York Stock Exchange on June 29, 2007 of $17.04 per share.

RPC, Inc. had 97,929,653 shares of Common Stock outstanding as of February 15, 2008.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include without limitation statements regarding our expectations regarding continued increases in oil and gas exploration and production activities; our belief that drilling activity and demand for our services will continue to increase; our expectation to continue to focus on the development of international business opportunities in current and other international markets; our belief that the high returns on investments generated by many of our service lines will continue; our ability to obtain other customers in the event of a loss of our largest customers; the adequacy of our insurance coverage; the impact of lawsuits, legal proceedings and claims on our business and financial condition; our expectations regarding revenues in 2008; our expectations regarding capital expenditures in 2008; our ability to maintain sufficient liquidity and a conservative capital structure; our ability to reduce the amount drawn on our credit facility over the course of 2008; our expectation regarding the adequacy of funding for our pension plan; our ability to fund capital requirements in the future; the adequacy of our liquidity in the future; the estimated amount of our capital expenditures and contractual obligations for future periods; our expectation to continue to pay cash dividends; estimates made with respect to our critical accounting policies; and the effect of new accounting standards.

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

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and in selected international markets. The services and equipment provided include, among others, (1) pressure pumping services, (2) snubbing services (also referred to as hydraulic workover services), (3) coiled tubing services, (4) nitrogen services, (5) the rental of drill pipe and other specialized oilfield equipment, (6) downhole tool rental services and (7) firefighting and well control. RPC acts as a holding company for its operating units, Cudd Energy Services, Patterson Rental and Fishing Tools, Bronco Oilfield Services, Thru Tubing Solutions, Well Control School, and others. As of December 31, 2007, RPC had approximately 2,370 employees.

Business Segments

RPC’s service lines have been aggregated into two reportable oil and gas services business segments, Technical Services and Support Services, because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels.

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or to address well control issues. This business segment consists primarily of pressure pumping, snubbing, coiled tubing, nitrogen, well control, downhole tools, wireline, fluid pumping and casing installation services (until its sale in August 2005). The principal markets for this business segment include the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and contract or project work in selected international locations in the last three years including primarily Africa, Canada, China, Eastern Europe, Latin America and the Middle East. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

Support Services include RPC’s oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, pipe inspection and storage services, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico, mid-continent and Rocky Mountain regions and project work in selected international locations in the last three years including primarily Canada, Latin America and the Middle East. Customers primarily include domestic operations of major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

Technical Services

The following is a description of the primary service lines conducted within the Technical Services business segment:

Pressure Pumping. Pressure pumping services, which accounted for approximately 40 percent of 2007 revenues, 38 percent of 2006 revenues and 37 percent of 2005 revenues, are provided to customers throughout the Gulf Coast, mid-continent and Rocky Mountain regions of the United States and are generally utilized to initiate production in new or enhance production in existing customer wells. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in the pressure pumping business include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

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

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for approximately 10 percent of 2007 revenues and 11 percent of 2006 and 2005 revenues, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure in the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing rig can perform many applications at a lower cost than other alternatives. Because this service involves a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relatively few operators who have the experience and knowledge required to perform such services safely and efficiently.

Coiled Tubing. Coiled tubing services, which accounted for approximately nine percent of 2007 revenues and 10 percent of 2006 and 2005 revenues, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig. There are several manufacturers of flexible steel pipe used in coiled tubing services, and the Company believes that its sources of supply are adequate.

Nitrogen. Nitrogen accounted for approximately seven percent of 2007 revenues, and eight percent of 2006 and 2005 revenues. There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service line. In addition, nitrogen can be complementary to our snubbing and coiled tubing service lines, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service line as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer’s well.

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

Well Control. Cudd Pressure Control specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires, domestically and internationally. In connection with these services, Cudd, along with Patterson Services, has the capacity to supply the equipment, expertise and personnel necessary to restore affected oil and gas wells to production. In the last nine years, the Company has responded to well control situations in several international locations including Algeria, Argentina, Australia, Bolivia, Canada, Colombia, Egypt, India, Kuwait, Peru, Qatar, Taiwan, Trinidad and Venezuela.

The Company’s professional firefighting staff has many years of aggregate industry experience in responding to well fires and blowouts. This team of 11 experts responds to well control situations where hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred. In the most critical situations, there are explosive fires, the destruction of drilling and production facilities, substantial environmental damage and the loss of hundreds of thousands of dollars per day in well operators’ production revenue. Since these events ordinarily arise from equipment failures or human error, it is impossible to predict accurately the timing or scope of this work. Additionally, less critical events frequently occur in connection with the drilling of new wells in high-pressure reservoirs. In these situations, the Company is called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits.

Downhole Tools. Thru Tubing Solutions (“TTS”) provides services and proprietary downhole motors, fishing tools and other specialized downhole tools and processes to operators and service companies in drilling and production operations. TTS’ experience providing reliable tool services allows it to work in a pressurized environment with virtually any coiled tubing unit or snubbing unit that is equipped for the task.

Wireline Services. Wireline is classified into two types of services: slick or braided line and electric line. In both, a spooled wire is unwound and lowered into a well, conveying various types of tools or equipment. Slick or braided line services use a non-conductive line primarily for jarring objects into or out of a well, as in fishing or plug-setting operations. Electric line services lower an electrical conductor line into a well allowing the use of electrically-operated tools such as perforators, bridge plugs and logging tools. Wireline services can be an integral part of the plug and abandonment process, near the end of the life cycle of a well.

Fishing. Fishing involves the use of specialized tools and procedures to retrieve lost equipment from a well drilling operation and producing wells. It is a service required by oil and gas operators who have lost equipment in a well. Oil and natural gas production from an affected well typically declines until the lost equipment can be retrieved. In some cases, the Company creates customized tools to perform a fishing operation. The customized tools are maintained by the Company after the particular fishing job for future use if a similar need arises.

Support Services

The following is a description of the primary service lines conducted within the Support Services business segment:

Rental Tools. Rental tools accounted for approximately 13 percent of 2007 and 2006 revenues and 10 percent of 2005 revenues. The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular inventories with rental items instead of owning a complete inventory. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in the Gulf of Mexico, mid-continent region and Rocky Mountains.

Patterson Rental Tools offers a broad range of rental tools including:

Blowout Preventors	Diverters
High Pressure Manifolds and valves	Drill Pipe
Hevi-wate Drill Pipe	Drill Collars
Tubing	Handling Tools
Production Related Rental Tools	Coflexip Hoses
Pumps

Oilfield Pipe Inspection Services, Pipe Management and Pipe Storage. Pipe inspection services include Full Body Electromagnetic and Phased Array Ultrasonic inspection of pipe used in oil and gas wells. These services are provided at both the Company’s inspection facilities and at pipe mills in accordance with negotiated sales and/or service contracts. Our customers are major oil companies and steel mills, for which we provide in-house inspection services, inventory management and process control of tubing, casing, and drill pipe. Our locations in Channelview, Texas and Morgan City, Louisiana are equipped with large capacity cranes, specially designed forklifts and a computerized inventory system to serve a variety of storage and handling services for both the oilfield and non-oilfield customers.

Well Control School. Well Control School provides industry and government accredited training for the oil and gas industry both in the United States and in several international locations. Well Control School provides this training in various formats including conventional classroom training, interactive computer training including training delivered over the internet, and mobile simulator training.

Energy Personnel International. Energy Personnel International provides drilling and production engineers, well site supervisors, project management specialists, and workover and completion specialists on a consulting basis to the oil and gas industry to meet customers’ needs for staff engineering and wellsite management.

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

Due to aging oilfields and lower-cost sources of oil internationally, the drilling rig count in the U.S. has declined more than 61 percent from its peak in 1981. Due to enhanced technology, however, more wells are being drilled and the domestic production of oil and natural gas remains roughly equivalent to prior years. Record low drilling activity levels were experienced in 1986, 1992, 1999 (with April 1999 recording the lowest U.S. drilling rig count in the industry’s history) and again in 2002. At the beginning of 2007, there were 1,695 domestic working drilling rigs, up 31 percent from the third quarter 2001 peak during that industry cycle. U.S. domestic drilling activity steadily rose during the first three quarters of 2007 and peaked in the third quarter at a rig count of 1,829, which was 41 percent higher than the third quarter 2001 peak. In 2007 the average rig count of 1,768 increased seven percent compared to the prior year. During 2007 the average price of natural gas increased by approximately four percent, and the average price of oil increased by almost 10 percent. The price of oil increased tremendously during the fourth quarter due to increased demand in developing countries and continued political turmoil in many oil-producing regions of the world. The change in domestic drilling activity was consistent with the change in the prices of oil and natural gas, especially when the respective percentages of domestic drilling activity which relate to oil and natural gas are considered. We believe that the current prices of oil and natural gas are high enough to encourage our customers to undertake exploration and production activities, and that our customers believe that in the long-term, the prices of oil and natural gas will remain high enough to yield profitable returns for their exploration and production investments.

Gas drilling rigs have represented an increasing percentage of the total drilling rig count, and have represented at least 80 percent of the drilling rig count each year since 2001. In 2007, gas drilling rigs represented 83 percent of total drilling activity. Demand for natural gas is continuing to rise, primarily as a result of increased emphasis on gas-fired power generation. Also, unlike oil, foreign imports of natural gas do not compete with domestic production. This lack of foreign competition tends to keep prices high. Based on current demand levels for natural gas as well as the high oil and gas well depletion rates experienced over the past several years, it is anticipated that gas-directed drilling will represent at least 80 percent of the total drilling rig count in the foreseeable future. The demand for RPC’s services is driven more by gas-directed drilling than oil-directed drilling, because our services are more applicable to deeper, higher pressure wells, which tend to be the wells that produce natural gas. In addition, there are certain types of gas wells being drilled in the U.S. domestic market for which there is a higher demand for RPC’s services. Known as either directional or horizontal wells, these natural gas wells are more difficult and costly to complete. Because they are drilled through a narrow formation, they require additional stimulation when they are completed, and since they are not drilled in a straight vertical direction from the Earth’s surface, they require tools and drilling mechanisms that are flexible, rather than rigid, and can be steered once they are downhole. Specifically, these types of wells require RPC’s pressure pumping and coiled tubing services, as well as our downhole tools and services.

Thus, in North America the demand for our services and products associated with natural gas development is currently more robust than demand related to oil drilling. Drilling activity and demand for our services remain strong and should continue to be robust if economic conditions remain stable.

International. RPC has historically operated in several countries outside of the United States, although international revenues have never accounted for more than 10 percent of total revenues. Over the past several years, RPC has increased its focus on developing international opportunities, although our equipment investments over the last couple of years has emphasized domestic rather than international expansion. International revenues for 2007 increased due to higher customer activity levels in Argentina, Canada and Turkmenistan. During 2007, RPC performed snubbing work in Cameroon, China, Egypt, Gabon, Hungary and Turkmenistan, among other countries. We also provided rental tools, well control services, downhole motors, fishing tool services and oilfield training to customers located in Algeria, Angola, Argentina, Australia, Bolivia, Canada, China, Ecuador, India, Indonesia, Mexico, Peru, Qatar, the United Kingdom and Venezuela. We continue to focus on the development of international opportunities in these and other markets, although we believe that it will continue to be less than 10 percent of total revenues.

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

Growth Strategies

RPC’s primary objective is to generate excellent long-term returns on investment through the effective and conservative management of its invested capital, thus yielding strong cash flow and asset appreciation. This objective continues to be pursued through strategic investments and opportunities designed to enhance the long-term value of RPC while improving market share, product offerings and the profitability of existing businesses. Growth strategies are focused on selected areas and markets in which we believe there exist opportunities for higher growth, market penetration, or enhanced returns achieved through consolidations or through providing proprietary value-added products and services. RPC intends to focus on specific market segments in which it believes that it has a competitive advantage or there exists significant growth potential.

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

RPC has traditionally had a conservative capital structure with minimal debt. During 2006, however, we established a new revolving credit facility to fund the purchase of revenue-producing equipment and other working capital requirements to pursue our growth plan. We pursued this capital source because of the high returns on investment that had been generated by many of our service lines during the previous several years, and because of the low cost and ready availability of debt capital. By the end of 2007, purchases of revenue-producing equipment under our growth plan were substantially complete, and we believe that the high returns on investment generated by many of our service lines will continue, thus justifying the funding of these expenditures with debt. At the end of 2007, RPC’s debt levels easily complied with the debt covenants in our revolving credit agreement and were conservative compared to a number of our peers.

Customers

Demand for RPC’s services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies. During 2007, RPC provided oilfield services to several hundred customers, none of which accounted for more than 10 percent of consolidated revenues. While the loss of certain of RPC’s largest customers could have a material adverse effect on Company revenues and operating results in the near term, management believes RPC would be able to obtain other customers for its services in the event of a loss of any of its largest customers. Sales are generated by RPC’s sales force and through referrals from existing customers. There are long-term written contracts for services and equipment with certain international and domestic customers, although revenues earned under such contracts are a small percentage of total revenues. Due to the short lead time between ordering services or equipment and providing services or delivering equipment, there is no significant sales backlog in most of our service lines.

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

Facilities/Equipment

RPC’s equipment consists primarily of oil and gas services equipment used either in servicing customer wells or provided on a rental basis for customer use. Substantially all of this equipment is Company owned. RPC purchases oilfield service equipment from a limited number of manufacturers. These manufacturers of our oilfield service equipment may not be able to meet our requests for timely delivery during periods of high demand which may result in delayed deliveries of equipment and higher prices for equipment. During 2007, the Company experienced a delay of new equipment deliveries due to high manufacturing backlogs resulting from high demand; however, as of the end of 2007 we have received the majority of this equipment and expect to receive the remainder by the end of the first quarter of 2008.

RPC both owns and leases regional and district facilities from which its oilfield services are provided to land-based and offshore customers. RPC’s principal executive offices in Atlanta, Georgia are leased. The Company has two primary administrative buildings, one in Houston, Texas that includes the Company’s operations, engineering, sales and marketing headquarters, and one in Houma, Louisiana that includes certain administrative functions. RPC believes that its facilities are adequate for its current operations but as the business continues to grow, we are evaluating the need for additional facilities. For additional information with respect to RPC’s lease commitments, see Note 9 of the Notes to Consolidated Financial Statements.

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

RPC’s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 72 percent of RPC’s outstanding shares of common stock. As a result, these stockholders effectively control the operations of RPC, including the election of directors and approval of significant corporate transactions such as acquisitions and other matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over the Company at a premium.

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

We have used outside financing to accomplish our growth strategy, and outside financing may become unavailable or may be unfavorable to us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

RPC owns or leases approximately 100 offices and operating facilities. The Company leases approximately 13,400 square feet of office space in Atlanta, Georgia that serves as its headquarters, a portion of which is allocated and charged to Marine Products Corporation. See “Related Party Transactions” contained in Item 7. The lease agreement on the headquarters is effective through October 2013. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs although as our business continues to grow we are evaluating the need for additional facilities. Descriptions of the major facilities used in our operations are as follows:

Owned Locations

Houma, Louisiana — Administrative office

Houston, Texas — Pipe storage terminal and inspection sheds

Houston, Texas — Operations, sales and administrative office

Elk City, Oklahoma — Operations, sales and equipment storage yards

Rock Springs, Wyoming — Operations, sales and equipment storage yards

Lafayette, Louisiana — Operations, sales and equipment storage yards

Conway, Arkansas — Operations, sales and equipment storage yards

Fruita, Colorado — Operations, sales and equipment storage yards

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	76	1/24/84
Chairman of the Board
Richard A. Hubbell (2)	63	4/22/03
President and Chief Executive Officer
Linda H. Graham (3)	71	1/27/87
Vice President and Secretary
Ben M. Palmer (4)	47	7/8/96
Vice President, Chief Financial Officer and Treasurer

(1)	R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. At the time of the spin-off of RPC from Rollins, in 1984, Mr. Rollins was elected Chairman of the Board and Chief Executive Officer of RPC. He remains Chairman of RPC and stepped down as the Chief Executive Officer effective April 22, 2003. He has served as Chairman of the Board of Marine Products Corporation (boat manufacturing) since it was spun-off in February 2001 and Chairman of the Board of Rollins, Inc. since October 1991. He is also a director of Dover Downs Gaming and Entertainment, Inc. and Dover Motorsports, Inc.

(2)	Richard A. Hubbell has been the President of RPC since 1987 and Chief Executive Officer since April 22, 2003. He has also been the President and Chief Executive Officer of Marine Products Corporation since it was spun-off in February 2001. Mr. Hubbell serves on the Board of Directors for both of these companies.

(3)	Linda H. Graham has been the Vice President and Secretary of RPC since 1987. She has also been the Vice President and Secretary of Marine Products Corporation since it was spun-off in February 2001. Ms. Graham serves on the Board of Directors for both of these companies.

(4)	Ben M. Palmer has been the Vice President, Chief Financial Officer and Treasurer of RPC since 1996. He has also been the Vice President, Chief Financial Officer and Treasurer of Marine Products Corporation since it was spun-off in February 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES. At February 15, 2008, there were 97,929,653 shares of common stock outstanding and approximately 6,200 holders of record of common stock. The following table sets forth the high and low prices of RPC’s common stock and dividends paid for each quarter in the years ended December 31, 2007 and 2006:

	2007			2006
Quarter	High	Low	Dividends	High	Low	Dividends
First	$18.35	$14.20	$0.05	$23.72	$12.33	$0.033
Second	18.94	15.77	0.05	23.19	12.83	0.033
Third	17.25	11.34	0.05	16.97	11.53	0.033
Fourth	14.40	10.65	0.05	17.95	11.17	0.033

On January 22, 2008, the Board of Directors approved an increase in the quarterly cash dividend per common share from $0.05 to $0.06, payable March 10, 2008 to stockholders of record at the close of business February 8, 2008. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

Shares repurchased in the fourth quarter of 2007 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1, 2007 to October 31, 2007	296,900	(1)	$11.10	—	4,066,965
November 1, 2007 to November 30, 2007	1,132,200	(1)	10.94	—	4,066,965
December 1, 2007 to December 31, 2007	137,300	(1)	10.92	—	4,066,965
Totals	1,566,400		$10.97	—	4,066,965

(1)	Consists of shares purchased by “affiliated purchasers” under Rule 10b - 18 of the Securities Exchange Act in open market transactions. These affiliated purchases were made by RFT Investment Co. LLC of which LOR, Inc. is the manager. Mr. R. Randall Rollins and Mr. Gary W. Rollins have voting control of LOR, Inc.

The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 11,812,500 shares in the open market. During the fourth quarter of 2007, there were no open market purchases of the Company’s shares under this stock repurchase program. Currently the program does not have a predetermined expiration date.

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

The Russell 2000 is a stock index representing small capitalization U.S. stocks. The components of the index had an average market capitalization in 2007 of $1.32 billion, and the Company was a component of the Russell 2000 during 2007. The Russell 2000 was chosen because it represents companies with comparable market capitalizations to the Company. The OSX is a stock index of 15 U.S. companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services. The Company is not a component of the OSX, but it was chosen because it represents a large group of companies that provide the same or similar products and services as the Company. The companies included in the Peer Group are Weatherford International, Inc., BJ Services Company, Superior Energy Services, Inc., and Halliburton Company. The companies included in the peer group have been weighted according to each respective issuer’s stock market capitalization at the beginning of each year.

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

STATEMENT OF OPERATIONS DATA:

Years Ended December 31,	2007	2006	2005	2004	2003
	(in thousands, except employee and per share amounts)
Revenues	$690,226	$596,630	$427,643	$339,792	$270,527
Cost of services rendered and goods sold	368,175	287,037	227,492	193,659	168,766
Selling, general and administrative expenses	107,800	91,051	75,478	65,871	52,268
Depreciation and amortization	78,506	46,711	39,129	34,473	33,094
Gain on disposition of assets, net(a)	(6,293)	(5,969)	(12,169)	(5,551)	(36)
Operating profit	142,038	177,800	97,713	51,340	16,435
Interest expense	(4,179)	(356)	(127)	(311)	(284)
Interest income	70	319	1,077	243	131
Other income, net	1,905	1,085	2,077	1,931	1,288
Income before income taxes	139,834	178,848	100,740	53,203	17,570
Income tax provision(b)	52,785	68,054	34,256	18,430	6,677
Net income(b)	$87,049	$110,794	$66,484	$34,773	$10,893
Earnings per share:
Basic	$0.90	$1.16	$0.70	$0.36	$0.11
Diluted	$0.89	$1.13	$0.67	$0.36	$0.11
Dividends paid per share	$0.200	$0.133	$0.071	$0.036	$0.030

OTHER DATA:
Operating margin percent	20.6%	29.8%	22.8%	15.1%	6.1%
Net cash provided by operations	$141,872	$118,228	$66,362	$50,374	$50,631
Net cash used for investing activities	(239,624)	(151,085)	(62,415)	(37,215)	(34,670)
Net cash provided by (used for) financing activities	101,361	22,777	(20,774)	(5,825)	(5,192)
Depreciation and amortization(c)	78,506	46,711	39,129	34,500	33,182
Capital expenditures	$248,758	$159,831	$72,808	$49,869	$30,356
Employees at end of period	2,370	2,000	1,649	1,596	1,529

BALANCE SHEET DATA AT END OF YEAR:
Accounts receivable, net	$176,154	$148,469	$107,428	$75,793	$53,719
Working capital	144,338	111,302	95,215	77,509	63,226
Property, plant and equipment, net	433,126	262,797	141,218	114,222	109,163
Total assets	701,015	478,007	311,785	262,942	226,864
Current portion of long-term debt	—	—	—	2,700	1,110
Long-term debt(d)	156,400	35,600	—	2,100	4,800
Total stockholders’ equity	$409,272	$335,287	$232,501	$181,423	$151,106

(a)	Gain on disposition of assets, net in 2005 includes a $10.7 million pre-tax gain ($0.07 after tax per diluted share) on the sale of certain assets during third quarter of 2005. In 2004 the gain on disposition, net includes a $3.3 million pre-tax gain ($0.02 after tax per diluted share) on the sale of certain operating assets during the fourth quarter of 2004.

(b)	During the fourth quarter of 2005, the income tax provision and net income reflect the receipt of tax refunds of $3.5 million related to the successful resolution of certain tax matters, which had a positive impact of $0.04 after tax per diluted share.

(c)	Prior to the sale of our overhead crane fabricator in April 2004, depreciation and amortization differed from depreciation and amortization presented in the statements of operations. This difference is due to depreciation related to the manufacturing of goods which was included in cost of services rendered and goods sold.

(d)	Effective September 2006, the Company closed on a new revolving credit facility for up to $250 million. In 2005, the Company prepaid a $2.8 million promissory note and the remaining balance was paid in full upon maturity of a promissory note in July 2005.

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

Current industry conditions include natural gas prices that are high by historical levels and much less volatile than in recent years. Oil prices are historically high, having reached $100 per barrel in late 2007. In the beginning of 2007, the price of natural gas was lower than at the beginning of 2006, principally because natural gas was high in 2006 due to supply disruptions caused by the hurricanes in late 2005. Prices remained steady during the year, and for the entire year were slightly higher than 2006. In the beginning of 2008, natural gas prices are rising compared to 2007, and while the price of oil has fallen, it is still much higher than at the same time in 2007. The rig count increased slightly in 2007 compared to the prior year, a trend which continues in early 2008. In addition to the overall rig count, the Company also monitors the number of horizontal and directional wells drilled in the U.S. domestic market, because this type of well is more service-intensive than a vertical oil or gas well, thus requiring more of the Company’s services provided for a longer period of time. The number of horizontal and directional wells drilled in the United States increased in 2007, and was 44 percent of total wells drilled during the year. During 2007, the supply of oilfield service equipment in the U.S. domestic market increased tremendously, both from existing service companies and new entrants to the oilfield services business. This increased competition has caused pricing for the Company’s services to decrease, which has had a negative impact on the Company’s financial results and returns. The Company has responded by reducing its planned capital expenditures, and closely monitoring its competitors’ activities. In spite of increased competition and declining financial results, the Company’s returns are still high by historical standards, and cash flow from operations as well as proceeds from our revolving credit facility have allowed us to make significant capital expenditures during 2007.

The results of the actions taken under our growth plan, current industry conditions, and the more competitive environment for our services are reflected in our 2007 financial and operational performance. We generated record revenues in 2007 due to stable industry conditions, a larger fleet of revenue-producing equipment, and several new operational locations. Revenues in 2007 of $690.2 million increased 15.7 percent compared to the prior year. International revenues increased due to higher customer activity levels in Bolivia, Canada, Egypt, Hungary, Mexico, Turkmenistan and Venezuela, partially offset by lower revenues in Angola, Argentina, Kuwait and West Africa. International revenues increased at a greater rate than domestic revenues, but still remain less than 10 percent of consolidated revenues. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration. Based on current industry conditions and trends in the first quarter of 2008, we expect consolidated revenues for 2008 to increase compared to 2007, although the volatility in our industry makes accurate near-term forecasts unreliable.

Income before income taxes was $139.8 million in 2007 compared to $178.8 million in the prior year. The effective tax rate for 2007 was 37.7 percent compared to 38.1 percent in the prior year. Diluted earnings per share decreased to $0.89 in 2007 compared to $1.13 for the prior year. Cash flows from operating activities were $141.9 million in 2007 compared to $118.2 million in the prior year, and cash and cash equivalents were $6.3 million at December 31, 2007, an increase of $3.6 million compared to December 31, 2006. During the third quarter of 2006, we replaced our $50 million credit facility with a new $250 million revolving credit facility in order to support our growth plan. As of December 31, 2007, there was $156.4 million in outstanding borrowings on our revolving credit facility.

Cost of services rendered and goods sold as a percentage of revenues increased approximately 5.0 percentage points in 2007 compared to 2006. This increase was due to lower pricing for our services due to competition and higher cost for materials and supplies, personnel and fuel.

Selling, general and administrative expenses as a percentage of revenues increased approximately 0.3 percentage points in 2007 compared to 2006, which was primarily due to an increase in employment costs consistent with higher activity levels and geographic expansion under RPC’s long-term growth plan.

Consistent with our strategy to selectively grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $248.8 million in 2007.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, has been stable or gradually increasing for several years, and the overall domestic rig count during the fourth quarter of 2007 was approximately four percent higher than in the comparable period in 2006. The average price of oil rose by approximately 52 percent while the average price of natural gas rose by approximately six percent during the fourth quarter compared to the prior year. Horizontal and directional wells drilled during 2007 were 44 percent of total domestic activity, an increase from 41 percent in the prior year, and the highest percentage of total drilling activity during the time that this data has been reported. The price of oil has risen dramatically due to high global demand, especially among newly-industrializing countries such as China and India, and political instability and conflict in the oil-producing regions of the Middle East. While the overall drilling rig count has increased, drilling activity in the Gulf of Mexico remains weak.

The Company has responded to this situation by emphasizing investments in more robust domestic markets and making only selective investments in the Gulf of Mexico market.

The Company continues to monitor the competitive environment in 2008, and is concerned about the higher level of competition arising from additional equipment being placed in service by existing oilfield service providers, new entrants into the oilfield services business, and equipment and personnel that have entered the U.S. domestic market from Canada, a market that has been very weak for the past several years. The Company’s response to this highly competitive environment is to reduce some of our planned capital expenditures, enhance our sales and marketing efforts, and seek expansion into new geographic markets. The Company understands that factors influencing the industry are unpredictable, and our response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure. Although we used our bank credit facility to finance our expansion, we will still maintain a conservative financial structure, and intend to reduce the amount drawn on this facility over the course of 2008. Based on current industry conditions and trends during 2007, as well as our expanded fleet of equipment, we expect consolidated revenues for 2008 to increase compared to 2007.

Results of Operations

Years Ended December 31, ($ in thousands except per share data, average natural gas prices, average oil prices)	2007	2006	2005
Consolidated revenues	$690,226	$596,630	$427,643
Revenues by business segment:
Technical	$574,723	$495,090	$363,139
Support	115,503	101,540	64,487
Other	—	—	17
Consolidated operating profit	$142,038	$177,800	$97,713
Operating profit by business segment:
Technical	$116,493	$153,126	$84,048
Support	29,955	30,953	11,990
Other	—	—	(273)
Corporate expenses	(10,703)	(12,248)	(10,221)
Gain on disposition of assets, net	6,293	5,969	12,169
Net income	$87,049	$110,794	$66,484
Earnings per share — diluted	$0.89	$1.13	$0.67
Percentage of cost of services rendered and goods sold to revenues	53%	48%	53%
Percentage of selling, general and administrative expenses to revenues	16%	15%	18%
Percentage of depreciation and amortization expense to revenues	11%	8%	9%
Effective income tax rate	37.7%	38.1%	34.0%
Average U.S. domestic rig count	1,768	1,649	1,383
Average natural gas price (per thousand cubic feet (mcf))	$6.93	$6.65	$8.86
Average oil price (per barrel)	$72.78	$66.36	$56.61

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Revenues. Revenues for 2007 increased $93.6 million or 15.7 percent compared to 2006. The Technical Services segment revenues for 2007 increased 16.1 percent from the prior year due primarily to increased drilling rig count and increased capacity driven by higher capital expenditures partially offset by lower pricing for services. The Support Services segment revenues for 2007 increased 13.8 percent from the prior year due to increased capacity driven by higher capital expenditures as well as a more profitable job mix in the rental tool service line, the largest within this segment.

Domestic revenues increased 15 percent to $649.1 million during 2007 compared to the prior year due to increased capacity in our largest service lines, such as pressure pumping and rental tools. The average price of natural gas increased by four percent and the average price of oil increased by approximately ten percent during 2007 compared to the prior year. In conjunction with the increase in natural gas prices, the average domestic rig count during 2007 was seven percent higher than in 2006. This increase in drilling activity had a positive impact on our financial results. We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells. Foreign revenues increased from $30.0 million in 2006 to $41.1 million in 2007, or only six percent of consolidated revenues. These revenue increases were realized due mainly to higher customer activity levels in Bolivia, Canada, Egypt and Turkmenistan compared to the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of services rendered and goods sold. Costs of services rendered and goods sold in 2007 was $368.2 million compared to $287.0 million in 2006, an increase of $81.2 million or 28.3 percent. The increase in these costs was due to the variable nature of many of these expenses, including compensation, materials and supplies, fuel and maintenance and repair costs. Cost of services rendered and goods sold, as a percent of revenues, increased in 2007 from 2006 due to upward cost pressures for materials and supplies, personnel, and fuel, delays in the delivery of revenue producing equipment and resulting inefficiencies, as well as lower pricing for our services, due to increased competition.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 18.4 percent to $107.8 million in 2007 compared to $91.1 million in 2006. This increase was primarily due to higher employment costs consistent with higher activity levels and geographic expansion under RPC’s long-term growth plan. As a percentage of revenues, selling, general and administrative expenses increased to 15.6 percent in 2007 compared to 15.3 percent in 2006.

Depreciation and amortization. Depreciation and amortization were $78.5 million in 2007, an increase of $31.8 million or 68.1 percent compared to $46.7 million in 2006. This increase resulted from a higher level of capital expenditures during recent quarters within both Support Services and Technical Services to increase capacity and to maintain our existing equipment.

Gain on disposition of assets, net. Gain on the disposition of assets, net increased due primarily to gains related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net in 2007 was $1.9 million, an increase of $0.8 million compared to $1.1 million in 2006. Other income includes gains from settlements of various legal and insurance claims and royalty payments.

Interest expense. Interest expense was $4.2 million in 2007 compared to $356 thousand in 2006. The increase is due to higher interest expense in 2007 incurred on outstanding interest bearing advances on our revolving line of credit.

Interest Income. Interest income declined to $70 thousand in 2007 compared to $319 thousand in 2006 as a result of a lower average investable cash balance in 2007 compared to 2006.

Income tax provision. The income tax provision decreased to $52.8 million in 2007 from $68.1 million in 2006. The decrease is due to the decline in income before taxes coupled with a decrease in the effective tax rate to 37.7 percent in 2007 from 38.1 percent in 2006.

Net income and diluted earnings per share. Net income decreased 21.4 percent to $87.0 million, or $0.89 earnings per diluted share, compared to $110.8 million, or $1.13 earnings per diluted share in 2006.

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

Domestic revenues increased 37 percent to $566.6 million during 2006 compared to the prior year. The increase in revenues is due to higher pricing and increased capacity in our largest service lines, such as pressure pumping and rental tools. The increase in pricing is mostly attributed to price book adjustments effective during the third quarter of 2005 and the first and third quarters of 2006 and higher customer demand for our services. The average price of natural gas decreased by almost 25 percent and the average price of oil increased by over 17 percent during 2006 compared to the prior year. In spite of the decrease in natural gas, the average domestic rig count during 2006 was 19 percent higher than 2005. This increase in drilling activity had a positive impact on our financial results. We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells. Foreign revenues increased from $14.3 million in 2005 to $30.0 million in 2006, or five percent of consolidated revenues. Revenue increases were realized due mainly to higher customer activity levels in Angola, Argentina, Canada and Turkmenistan compared to the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

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

Depreciation and amortization. Depreciation and amortization were $46.7 million in 2006, an increase of $7.6 million or 19.4 percent compared to $39.1 million in 2005. This increase in depreciation and amortization resulted from a higher level of capital expenditures during the latter quarters in 2006 within both Support Services and Technical Services to increase capacity and to maintain our existing equipment.

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

Interest expense and interest income. Interest expense was $356 thousand in 2006 compared to $127 thousand in 2005. The increase is due primarily to higher interest expense in 2006 incurred on outstanding interest bearing advances on our revolving line of credit. Interest income declined to $319 thousand in 2006 compared to $1.1 million in 2005 as a result of a lower average cash balance in 2006 compared to 2005 and $412 thousand of interest income related to income tax refunds received during the fourth quarter of 2005.

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

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $6.3 million as of December 31, 2007, $2.7 million as of December 31, 2006 and $12.8 million as of December 31, 2005.

The following table sets forth the historical cash flows for the year ended December 31:

	(in thousands)
	2007	2006	2005
Net cash provided by operating activities	$141,872	$118,228	$66,362
Net cash used for investing activities	(239,624)	(151,085)	(62,415)
Net cash provided by (used for) financing activities	101,361	22,777	(20,774)

2007

Cash provided by operating activities increased by $23.6 million in 2007 compared to the prior year. Although net income decreased $23.7 million in 2007 compared to 2006, cash provided by operating activities increased due primarily to an increase in depreciation due to higher capital expenditures, a higher deferred tax provision due to accelerated tax depreciation and lower growth in working capital requirements. Increased business activity levels and revenues in 2007 resulted in higher accounts receivable, inventories and prepaid expenses partially offset by increased accounts payable and accrued payroll including bonuses.

Cash used for investing activities in 2007 increased by $88.5 million compared to 2006, primarily as a result of higher capital expenditures to increase capacity and maintain our existing equipment.

Cash provided by financing activities in 2007 increased by $78.6 million compared to 2006, primarily due to net borrowings from notes payable to banks during 2007, partially offset by a 50 percent increase in dividends paid per share to common shareholders.

2006

Cash provided by operating activities increased by $51.9 million in 2006 compared to the prior year. This increase is due primarily to the $44.3 million increase in net income partially offset by a small increase in working capital requirements. Increased business activity levels and revenues in 2006 resulted in higher accounts receivable, inventories and prepaid expenses partially offset by increased accounts payable and accrued payroll.

Cash used for investing activities in 2006 increased by $88.7 million compared to 2005, primarily as a result of higher capital expenditures to increase capacity and maintain our existing equipment. This increase was partially offset by earnout payments made in the second and third quarters of 2005 which did not recur in 2006.

Cash provided by financing activities in 2006 increased by $43.6 million compared to 2005, primarily due to net borrowings from notes payable to banks during the third and fourth quarters of 2006, a decrease in repurchases of our common stock in the open market, principal loan repayments made in the first and third quarters of 2005 which did not recur in 2006 and excess tax benefits for share-based payments. This increase was partially offset by an 88 percent increase in dividends paid per share to common shareholders.

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2007, remains strong. We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization which includes a revolving credit facility and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months. During the third quarter of 2006, the Company replaced its $50 million line of credit with a $250 million revolving credit facility (the “Revolving Credit Agreement”), with a term of five years. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens, merge or consolidate with another entity. A total of $75.6 million was available under our facility as of December 31, 2007; approximately $18.0 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids. For additional information with respect to RPC’s credit facility, see Note 7 of the Notes to Consolidated Financial Statements.

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

Cash Requirements

Capital expenditures were $248.8 million in 2007, and we currently expect capital expenditures to be approximately $100 million in 2008. We expect these expenditures to be primarily directed towards revenue-producing equipment in our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools. The actual amount of 2008 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the first quarter of 2007, the Company contributed $4.8 million to the pension plan. We do not expect to make any additional contributions to the defined benefit pension plan in 2008 to meet our funding objectives.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of up to 11,812,500 shares of which 4,066,965 additional shares were available to be repurchased as of December 31, 2007. The program does not have a predetermined expiration date.

On January 22, 2008, the Board of Directors approved an increase in the quarterly cash dividend per common share, from $0.05 to $0.06, payable March 10, 2008 to stockholders of record at the close of business February 8, 2008. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Contractual Obligations

The Company’s obligations and commitments that require future payments include a bank demand note, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company’s significant contractual obligations as of December 31, 2007:

Contractual obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt obligations	$156,400	$—	$—	$156,400	$—
Interest on long-term debt obligations	34,596	8,649	25,947	—	—
Capital lease obligations	—	—	—	—	—
Operating leases (1)	11,148	182	7,632	2,298	1,036
Purchase obligations (2)	34,181	34,181	—	—	—
Other long-term liabilities (3)	2,673	—	2,673	—	—
Total contractual obligations	$238,998	$43,012	$36,252	$158,698	$1,036

(1)	Operating leases include agreements for various office locations, office equipment, and certain operating equipment.

(2)	Includes agreements to purchase goods or services that have been approved and that specify all significant terms (pricing, quantity, and timing). As part of the normal course of business the Company enters into purchase commitments to manage its various operating needs.

(3)	Includes expected cash payments for long-term liabilities reflected on the balance sheet where the timing of the payments are known. These amounts include incentive compensation. These amounts exclude pension obligations with uncertain funding requirements and deferred compensation liabilities.

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Due to the increases in activity in the domestic oilfield over the past several years, as well as a shortage of a skilled work force due to historically low activity in the oilfield, the Company has experienced some upward wage pressures in the labor markets from which it hires employees. Also over the past several years, the price of steel, for both the commodity and for products manufactured with steel, has increased dramatically. Recently, steel prices have moderated, although they remain high by historical standards. This factor has affected the Company’s operations by extending time for deliveries of new equipment and receipt of price quotations that may only be valid for a limited period of time. If this factor continues, it is possible that the cost of the Company’s new equipment will increase which would result in higher capital expenditures and depreciation expense. RPC attempts to recover such increased costs through price increases to its customers.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $957,000 in 2007, $739,000 in 2006 and $616,000 in 2005. The Company’s receivable due from Marine Products for these services as of December 31, 2007 and 2006 was approximately $223,000 and $236,000. The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

The Tax Sharing and Indemnification Agreement provides for, among other things, the treatment of income tax matters for periods through February 28, 2001, the date of the spin-off, and responsibility for any adjustments as a result of audits by any taxing authority. The general terms provide for the indemnification for any tax detriment incurred by one party caused by the other party’s action.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or shareholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $1,035,000 in 2007, $1,248,000 in 2006 and $926,000 in 2005.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $72,000 in 2007, $70,000 in 2006 and $71,000 in 2005.

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

Allowance for doubtful accounts — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. There were no large recoveries in 2007, 2006 and 2005. We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

The estimated allowance for doubtful accounts is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region. In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables. The annual provisions for doubtful accounts have ranged from 0.25 percent to 0.45 percent of revenues over the last three years. Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2007 would have resulted in a change of approximately $1.6 million to the allowance for doubtful accounts and a corresponding change to selling, general and administrative expenses.

Income taxes — The effective income tax rates were 37.7 percent in 2007, 38.1 percent in 2006, and 34.0 percent in 2005. Our effective tax rates vary due to changes in estimates of our future taxable income, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments. As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Insurance expenses — The Company self insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability. The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims. The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims. As of December 31, 2007, the Company estimates the range of exposure to be from $11.4 million to $14.5 million. The Company has recorded liabilities at December 31, 2007 of approximately $12.9 million which represents management’s best estimate of probable loss.

Depreciable life of assets — RPC’s net property, plant and equipment at December 31, 2007 was $433.1 million representing 61.8 percent of the Company’s consolidated assets. Depreciation and amortization expenses for the year ended December 31, 2007 were $78.5 million, or 14.2 percent of total operating costs. Management judgment is required in the determination of the estimated useful lives used to calculate the annual and accumulated depreciation and amortization expense.

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

Defined benefit pension plan — In 2002, the Company ceased all future benefit accruals under the defined benefit plan, although the Company remains obligated to provide employees benefits earned through March 2002. The Company accounts for the defined benefit plan in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment adviser. Differences between the expected long-term return on plan assets and the actual return are amortized over future years. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. The Company’s assumption for the expected return on plan assets is eight percent which is unchanged from the prior year.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plan is forecasted and then compared to a portfolio of corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. A lower discount rate increases the present value of benefit obligations. The discount rate was 6.25 percent as of December 31, 2007 compared to 5.50 percent in 2006 and 2005.

As of December 31, 2007, the defined benefit plan was over-funded and the recorded change within accumulated other comprehensive loss increased stockholders’ equity by $4.0 million before tax. Holding all other factors constant, a decrease in the discount rate used to measure plan liabilities by 0.25 percentage points would result in a pre-tax increase of $0.9 million to the net loss related to pension in accumulated other comprehensive loss and an increase in the discount rate used to measure plan liabilities by 0.25 percentage points would result in a pre-tax decrease of $1.8 million to the net loss related to pension in accumulated other comprehensive loss.

The Company recognized pre-tax pension expense of $0.3 million in 2007, $0.8 million in 2006, and $1.1 million in 2005. Based on the over-funded status of the defined benefit plan, the Company expects to recognize pension income of $0.4 million in 2008. Holding all other factors constant, a change in the expected long-term rate of return on plan assets by 0.50 percentage points would result in an increase or decrease in pension expense/income of approximately $0.2 million in 2008. Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an increase or decrease in pension expense/income of approximately $0.1 million in 2008.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. See Note 6 to the consolidated financial statements for further information.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit pension plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires the Company to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Effective December 31, 2006, the Company has adopted the recognition provisions of SFAS 158 which did not result in a material impact to its consolidated results of operations and financial condition. The Company currently measures the plan assets and benefit obligations as of its fiscal year-end and therefore adoption of the measurement provisions will not have an affect on its consolidated financial statements. See Note 10 to the consolidated financial statements for further information.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48.” FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. SFAS 157 is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115,” to permit an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. The fair value option may be applied on an instrument-by-instrument basis, is irrevocable and is to be applied to entire instruments and not portions thereof. The Company will adopt SFAS 159 on January 1, 2008 and it is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 revised, “Business Combinations.” The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141 revised is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of December 31, 2007, there are outstanding interest-bearing advances of $156.4 million on our credit facility which bear interest at a floating rate. Based on the balance outstanding at December 31, 2007 a change in the interest rate of one percent on the balance outstanding at December 31, 2007 would cause a change of $1.6 million in total annual interest costs.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2007, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 32.

/s/ Richard A. Hubbell _______________________________ Richard A. Hubbell President and Chief Executive Officer	/s/ Ben M. Palmer _______________________________ Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
RPC, Inc.

We have audited RPC, Inc.’s (a Delaware Corporation) and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders
RPC, Inc.

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” during 2007 and adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” and the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” during 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia
February 29, 2008

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

December 31,	2007	2006
ASSETS
Cash and cash equivalents	$6,338	$2,729
Accounts receivable, net	176,154	148,469
Inventories	29,602	21,188
Deferred income taxes	3,974	4,384
Income taxes receivable	12,296	3,939
Prepaid expenses and other current assets	6,696	5,245
Current assets	235,060	185,954
Property, plant and equipment, net	433,126	262,797
Goodwill	24,093	24,093
Other assets	8,736	5,163
Total assets	$701,015	$478,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$61,371	$50,568
Accrued payroll and related expenses	17,972	13,289
Accrued insurance expenses	4,753	3,327
Accrued state, local and other taxes	1,719	2,797
Income taxes payable	4,340	4,217
Other accrued expenses	567	454
Current liabilities	90,722	74,652
Long-term accrued insurance expenses	8,166	6,892
Notes payable to banks	156,400	35,600
Long-term pension liabilities	4,527	9,185
Deferred income taxes	29,236	12,073
Other long-term liabilities	2,692	4,318
Total liabilities	291,743	142,720
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 159,000,000 shares authorized, 98,039,336 and 97,213,668 shares issued and outstanding in 2007 and 2006, respectively	9,804	9,721
Capital in excess of par value	16,728	13,595
Retained earnings	385,281	317,705
Accumulated other comprehensive loss	(2,541)	(5,734)
Total stockholders’ equity	409,272	335,287
Total liabilities and stockholders’ equity	$701,015	$478,007

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2007	2006	2005
REVENUES	$690,226	$596,630	$427,643
COSTS AND EXPENSES:
Cost of services rendered and goods sold	368,175	287,037	227,492
Selling, general and administrative expenses	107,800	91,051	75,478
Depreciation and amortization	78,506	46,711	39,129
Gain on disposition of assets, net	(6,293)	(5,969)	(12,169)
Operating profit	142,038	177,800	97,713
Interest expense	(4,179)	(356)	(127)
Interest income	70	319	1,077
Other income, net	1,905	1,085	2,077
Income before income taxes	139,834	178,848	100,740
Income tax provision	52,785	68,054	34,256
Net income	$87,049	$110,794	$66,484

EARNINGS PER SHARE
Basic	$0.90	$1.16	$0.70
Diluted	$0.89	$1.13	$0.67

Dividends paid per share	$0.200	$0.133	$0.071

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
RPC, INC. AND SUBSIDIARIES

(in thousands)

Three Years Ended	Comprehensive	Common Stock		Capital in Excess of	Deferred	Retained	Accumulated Other Comprehensive
December 31, 2007	Income (Loss)	Shares	Amount	Par Value	Compensation	Earnings	Loss	Total
Balance, December 31, 2004		97,234	$9,723	$21,924	$(3,527)	$160,189	$(6,886)	$181,423
Stock issued for stock incentive plans, net		417	42	5,344	(3,125)	—	—	2,261
Stock purchased and retired		(739)	(74)	(11,332)	—	—	—	(11,406)
Net income	$66,484	—	—	—	—	66,484	—	66,484
Minimum pension liability, net of taxes	(987)	—	—	—	—	—	(987)	(987)
Unrealized gain on securities, net of taxes	178	—	—	—	—	—	178	178
Comprehensive income	$65,675
Dividends declared		—	—	—	—	(6,766)	—	(6,766)
Stock-based compensation		—	—	—	1,261	—	—	1,261
Excess tax benefits for share- based payments		—	—	53	—	—	—	53
Three-for-two stock split		(234)	(23)	23	—	—	—	—
Balance, December 31, 2005		96,678	9,668	16,012	(5,391)	219,907	(7,695)	232,501
Stock issued for stock incentive plans, net		491	49	2,533	—	—	—	2,582
Stock purchased and retired		(119)	(12)	(3,252)	—	—	—	(3,264)
Net income	$110,794	—	—	—	—	110,794	—	110,794
Minimum pension liability, net of taxes	2,108	—	—	—	—	—	2,108	2,108
Unrealized loss on securities, net of taxes	(147)	—	—	—	—	—	(147)	(147)
Comprehensive income	$112,755
Dividends declared		—	—	—	—	(12,996)	—	(12,996)
Stock-based compensation		—	—	2,384	—	—	—	2,384
Excess tax benefits for share- based payments		—	—	1,325	—	—	—	1,325
Adoption of SFAS 123(R)		—	—	(5,391)	5,391	—	—	—
Three-for-two stock split		164	16	(16)	—	—	—	—
Balance, December 31, 2006		97,214	9,721	13,595	—	317,705	(5,734)	335,287
Stock issued for stock incentive plans, net		989	99	1,654	—	—	—	1,753
Stock purchased and retired		(163)	(16)	(2,838)	—	—	—	(2,854)
Net income	$87,049	—	—	—	—	87,049	—	87,049
Pension adjustment, net of taxes	2,535	—	—	—	—	—	2,535	2,535
Unrealized gain on securities, net of taxes	486	—	—	—	—	—	486	486
Foreign currency translation, net of taxes	172	—	—	—	—	—	172	172
Comprehensive income	$90,242
Dividends declared		—	—	—	—	(19,473)	—	(19,473)
Stock-based compensation		—	—	3,189	—	—	—	3,189
Excess tax benefits for share- based payments		—	—	1,128	—	—	—	1,128
Balance, December 31, 2007		98,040	$9,804	$16,728	$—	$385,281	$(2,541)	$409,272

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RPC, INC. AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2007	2006	2005
OPERATING ACTIVITIES
Net income	$87,049	$110,794	$66,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,493	46,726	39,129
Stock-based compensation	3,189	2,384	1,261
Gain on disposition of assets, net	(6,293)	(5,969)	(12,169)
Deferred income tax provision (benefit)	15,738	2,817	(1,851)
Excess tax benefits for share-based payments	(1,128)	(1,325)	—
Changes in current assets and liabilities:
Accounts receivable	(27,497)	(41,093)	(31,635)
Income taxes receivable	(7,229)	(1,347)	—
Inventories	(8,316)	(7,886)	(2,445)
Prepaid expenses and other current assets	(568)	(1,463)	(81)
Accounts payable	7,826	8,958	7,048
Income taxes payable	123	774	796
Accrued payroll and related expenses	4,683	3,713	(49)
Accrued insurance expenses	1,426	(368)	(180)
Accrued state, local and other taxes	(1,078)	1,597	402
Other accrued expenses	46	(90)	(381)
Changes in working capital	(30,584)	(37,205)	(26,525)
Changes in other assets and liabilities:
Accrued pension	(3,067)	(802)	643
Accrued insurance expenses	1,274	724	(283)
Other non-current assets	(1,173)	(1,118)	(871)
Other non-current liabilities	(1,626)	1,202	544
Net cash provided by operating activities	141,872	118,228	66,362
INVESTING ACTIVITIES
Capital expenditures	(248,758)	(159,831)	(72,808)
Purchase of businesses	—	—	(8,836)
Proceeds from sale of assets	9,134	8,746	19,229
Net cash used for investing activities	(239,624)	(151,085)	(62,415)
FINANCING ACTIVITIES
Payment of dividends	(19,473)	(12,996)	(6,766)
Borrowings from notes payable to banks	478,600	115,171	—
Repayments of notes payable to banks	(357,800)	(79,571)	—
Debt issue costs for notes payable to banks	—	(469)	—
Payments on debt	—	—	(4,800)
Excess tax benefits for share-based payments	1,128	1,325	—
Cash paid for common stock purchased and retired	(1,730)	(2,024)	(10,268)
Proceeds received upon exercise of stock options	636	1,341	1,060
Net cash provided by (used for) financing activities	101,361	22,777	(20,774)
Net increase (decrease) in cash and cash equivalents	3,609	(10,080)	(16,827)
Cash and cash equivalents at beginning of year	2,729	12,809	29,636
Cash and cash equivalents at end of year	$6,338	$2,729	$12,809

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

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

Dividends

On January 22, 2008, the Board of Directors approved an increase in the quarterly cash dividend per common share from $0.05 to $0.06, payable March 10, 2008 to stockholders of record at the close of business February 8, 2008.

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

Revenues

RPC’s revenues are generated from services, equipment rentals and product sales. Service revenues and equipment rental are recognized when the services are rendered and collectibility is reasonably assured. Revenues from services, equipment rentals and product sales are based on fixed or determinable priced purchase orders or contracts with the customer and do not include the right of return. The Company recognizes revenue from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, and collectibility is reasonably assured. Rates for services and rentals are priced on a per day, per unit of measure, per man hour or similar basis. Sales tax charged to customers is presented on a net basis within the consolidated statement of operations and excluded from revenues.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation in the current year as follows:

1.	Federal taxes receivable have been reported gross on the current asset section of the balance sheet rather than being netted with state taxes payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

2.	State taxes payable is reported as part of income taxes payable on the current liabilities section of the balance sheet rather than being netted with federal taxes receivable. Foreign taxes payable is reported as part of income taxes payable on the current liabilities section of the balance sheet rather than as part of accrued state, local and other taxes.

3.	Certain administrative expenses related to investment earnings have been presented as part of interest income rather than interest expense on the consolidated statements of operations.

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

Investments

Investments classified as available-for-sale are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company did not realize any gains on securities during 2007, 2006 and 2005 on its available-for-sale securities. Securities that are held in the supplemental retirement plan are classified as trading. See Note 10 for further information regarding the supplemental retirement plan. The investment income earned on trading securities is presented in other income on the consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. For additional information with respect to earnout payments, see Note 2 of the Notes to Consolidated Financial Statements. The carrying amount of goodwill was $24,093,000 at December 31, 2007 and 2006. Goodwill is reviewed annually for impairment in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In reviewing goodwill for impairment, potential impairment is measured by comparing the estimated fair value of a reporting unit with its carrying value. Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred for the years ended December 31, 2007, 2006 and 2005.

Other intangibles primarily represent non-compete agreements related to businesses acquired. Non-compete agreements are amortized on a straight-line basis over the period of the agreement, as this method

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

best estimates the ratio that current revenues bear to the total of current and anticipated revenues. The carrying amount and accumulated amortization for non-compete agreements are as follows:

	December 31,
	2007	2006
Non-compete agreements	$300,000	$300,000
Less: accumulated amortization	(300,000)	(300,000)
	$—	$—

Amortization of non-compete agreements was approximately $0 in 2007, $10,000 in 2006 and $28,000 in 2005.

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

Defined Benefit Pension Plan

The Company has a defined benefit pension plan that provides monthly benefits upon retirement at age 65 to eligible employees. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires the Company to recognize the funded status of its defined benefit pension plan in the Company’s consolidated balance sheets. Effective for fiscal years ending after December 15, 2008, SFAS 158 also removes the existing option to use a plan measurement date that is up to 90 days prior to the date of the balance sheet. The recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, for entities with publicly traded equity securities that have defined benefit plans and is to be applied as of the year of adoption. Accordingly, the Company has adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006 which did not result in a material impact to its consolidated financial statements. The Company uses a December 31 measurement date for its pension plan and thus the measurement date provisions will not affect the Company. See Note 10 for a full description of this plan and the related accounting and funding policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

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

	2007	2006	2005
Basic	96,267,732	95,242,593	95,052,283
Dilutive effect of stock options and restricted shares	2,094,333	2,953,428	3,457,083
Diluted	98,362,065	98,196,021	98,509,366

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The securities held in the non-qualified Supplemental Retirement Plan (“SERP”) are classified as trading and carried at fair value in the accompanying consolidated balance sheets. The carrying value of debt as of December 31, 2007 approximated fair value since the interest rates are market based and are adjusted periodically.

New Accounting Standards

In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. See Note 6 to the consolidated financial statements for further information.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48.” FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. SFAS 157 is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115,” to permit an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. The fair value option may be applied on an instrument-by-instrument basis, is irrevocable and is to be applied to entire instruments and not portions thereof. The Company will adopt SFAS 159 on January 1, 2008 and it is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 revised, “Business Combinations.” The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141 revised is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”), which revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured based on their fair values and recognized in the financial statements over the requisite service period. See Note 10 regarding the Company’s adoption of SFAS 123(R).

Prior to January 1, 2006, the Company provided the disclosures required by SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosures,” and accounted for all of its stock-based compensation under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method prescribed therein. Accordingly, the Company did not recognize compensation expense for the options granted since the exercise price was the same as the market price of the shares on the date of grant. Compensation cost

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

on the restricted stock was recorded as deferred compensation in stockholders’ equity based on the fair market value of the shares on the date of issuance and amortized ratably over the respective vesting period. Forfeitures related to restricted stock were previously accounted for as they occurred. See Note 10 for additional information.

Note 2:  Acquisitions

Earnout payments to sellers of acquired businesses have been paid in accordance with the respective agreements on an annual or interim basis and recorded as goodwill when the earnout payment amounts are determinable. All remaining earnout obligations under purchase agreements were recognized and paid during 2005.

Note 3:  Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2007	2006
(in thousands)
Trade receivables:
Billed	$134,522	$118,018
Unbilled	43,513	34,624
Other receivables	3,336	731
Total	181,371	153,373
Less: Allowance for doubtful accounts	(5,217)	(4,904)
Accounts receivable, net	$176,154	$148,469

Trade receivables relate to sale of our services and products, for which credit is extended based on the customer’s credit history. Unbilled receivables represent revenues earned in the current period but not billed to the customer until future dates, usually within one month. Other receivables consist primarily of amounts due from purchasers of company property and rebates from suppliers.

Changes in the Company’s allowance for doubtful accounts are as follows:

Years Ended December 31,	2007	2006
(in thousands)
Beginning balance	$4,904	$4,080
Bad debt expense	3,119	1,492
Accounts written-off	(2,940)	(1,379)
Recoveries	134	711
Ending balance	$5,217	$4,904

Note 4:  Inventories

Inventories are $29,602,000 at December 31, 2007 and $21,188,000 at December 31, 2006 and consist of raw materials, parts and supplies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

Note 5:  Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2007	2006
(in thousands)
Land	$14,817	$9,715
Buildings and leasehold improvements	43,959	33,650
Operating equipment	496,216	347,230
Capitalized software	14,300	13,457
Furniture and fixtures	3,764	3,545
Vehicles	170,647	110,714
Construction in progress	9,926	8,396
Gross property, plant and equipment	753,629	526,707
Less: accumulated depreciation	(320,503)	(263,910)
Net property, plant and equipment	$433,126	$262,797

Depreciation expense was $78,506,000 in 2007, $46,711,000 in 2006 and $39,100,000 in 2005. There are no capital leases outstanding as of December 31, 2007 and December 31, 2006. The Company also had accounts payable for purchases of property and equipment of approximately $19.1 million, $16.4 million and $5.2 million at December 31, 2007, 2006 and 2005.

Note 6: Income Taxes

The following table lists the components of the provision (benefit) for income taxes:

Years ended December 31,	2007	2006	2005
(in thousands)
Current provision:
Federal	$29,589	$56,104	$31,563
State	4,857	8,155	4,305
Foreign	2,601	978	239
Deferred provision (benefit):
Federal	14,531	2,429	(1,890)
State	1,207	388	39
Total income tax provision	$52,785	$68,054	$34,256

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	3.2	2.9
Tax credits	(1.6)	(0.6)	(1.1)
Federal and state refunds	0.1	—	(3.4)
Adjustments to foreign tax liabilities	—	(1.1)	(0.7)
Other	1.4	1.6	1.3
Effective tax rate	37.7%	38.1%	34.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2007	2006
(in thousands)
Deferred tax assets:
Self-insurance	$5,220	$4,298
Pension	—	3,427
State net operating loss carryforwards	1,704	1,560
Bad debts	2,099	1,875
Accrued payroll	857	1,730
Stock-based compensation	1,785	1,238
All others	52	—
Valuation allowance	(1,503)	(1,342)
Gross deferred tax assets	10,214	12,786

Deferred tax liabilities:
Depreciation	(30,909)	(18,164)
Goodwill amortization	(2,954)	(2,258)
Pension	(962)	—
All others	(651)	(53)
Gross deferred tax liabilities	(35,476)	(20,475)
Net deferred tax liabilities	$(25,262)	$(7,689)

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

As of December 31, 2007, the Company has net operating loss carryforwards related to state income taxes of approximately $40.4 million that will expire between 2008 and 2027. A valuation allowance of approximately $1.5 million, representing the tax affected amount of loss carryforwards that the Company does not expect to utilize, has been established against the corresponding deferred tax asset.

Total income tax payments (refunds), net were $46,328,000 in 2007, $65,208,000 in 2006, and $36,031,000 in 2005.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company was subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions. As a result of the implementation of FIN 48, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits. As of the adoption date the Company had

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

gross tax affected unrecognized tax benefits of $922,000, of which $850,000, if recognized, would affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance as of January 1, 2007	$922
Additions based on tax positions related to current year	$0
Additions for tax positions of prior years	$3
Reductions for tax positions of prior years	$915
Balance at December 31, 2007	$10

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. The Company’s 2004 through 2007 tax years remain open to examination.

It is reasonably possible that the amount of the unrecognized benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, state tax settlements under Voluntary Disclosure Agreements. However, quantification of an estimated range cannot be made at this time.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of January 1, 2007 and December 31, 2007.

Note 7:  Long-Term Debt

The Company currently has a revolving credit agreement (the “Revolving Credit Agreement”) with SunTrust Capital Markets, Inc, as Joint Lead Arranger and Sole Book Manager, Banc of America Securities LLC as Joint Lead Arranger, and a syndicate of other lenders. The Revolving Credit Agreement includes a full and unconditional guarantee by RPC’s 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of RPC and its subsidiaries. The subsidiaries of the Company that are not guarantors are considered minor.

The Revolving Credit Agreement has a general term of five years and provides for an unsecured line of credit of up to $250 million, which includes a $50 million letter of credit subfacility, and a $20 million swingline subfacility. Under certain circumstances, the line of credit may be increased by an additional amount of up to $50 million. The maturity date of all revolving loans under the Credit Agreement is September 8, 2011, although RPC may request one one-year extension of the maturity date at the second anniversary of the closing of the revolving credit agreement. The Company incurred loan origination fees and other debt related costs associated with the line of credit of approximately $469,000. These costs are being amortized over the five year term of the loan, and the net amount is classified as non-current other assets on the consolidated balance sheet.

Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at RPC’s election:

•	the Base Rate, which is the greater of SunTrust Bank’s “prime rate” for the day of the borrowing and a fluctuating rate per annum equal to the Federal Funds Rate plus .50%; or

•	with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus a margin ranging from .40% to ..80%, based upon RPC’s then-current consolidated debt-to-EBITDA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

ratio. In addition, RPC will pay an annual fee ranging from .10% to .20% of the total credit facility based upon RPC’s then-current consolidated debt-to-EBITDA ratio.

The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items. Further, the Revolving Credit Agreement contains financial covenants restricting RPC’s ability to permit the ratio of RPC’s consolidated debt to EBITDA to exceed 2.5 to 1, and to permit the ratio of RPC’s consolidated EBIT to interest expense to exceed 2 to 1.

As December 31, 2007, RPC has outstanding borrowings of $156,400,000 under the Revolving Credit Agreement. Interest incurred and recorded as expense on the line of credit was $4,083,000 in 2007 and $356,000 in 2006. The weighted average interest rate was 6.1% for 2007 and 5.8% for 2006. In 2007, the Company capitalized interest incurred of $2,300,000 related to facilities and equipment under construction. Additionally there were letters of credit relating to self-insurance programs and contract bids outstanding for $18.0 million as of December 31, 2007.

Cash interest paid (net of capitalized interest) was approximately $3,849,000 in 2007, $232,000 in 2006 and $204,000 in 2005.

Note 8:  Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2005	$(8,070)	$375	$—	$(7,695)
Change during 2006:
Before-tax amount	3,627	(248)	—	3,379
Tax (expense) benefit	(1,519)	101	—	(1,418)
Total activity in 2006	2,108	(147)	—	1,961
Balance at December 31, 2006	$(5,962)	$228	—	$(5,734)
Change during 2007:
Before-tax amount	3,992	757	271	5,027
Tax expense	(1,457)	(271)	(99)	(1,834)
Total activity in 2007	2,535	486	172	3,193
Balance at December 31, 2007	$(3,427)	$714	$172	$(2,541)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

Note 9:  Commitments and Contingencies

Lease Commitments — Minimum annual rentals, principally for noncancelable real estate leases with terms in excess of one year, in effect at December 31, 2007, are summarized in the following table:

(in thousands)
2008	$2,805
2009	2,661
2010	2,166
2011	1,557
2012	741
Thereafter	1,036
Total rental commitments	$10,966

Total rental expense charged to operations was approximately $7,116,000 in 2007, $6,276,000 in 2006 and $5,252,000 in 2005.

Income Taxes — The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities include $10,000 as of December 31, 2007 and $922,000 as of December 31, 2006, that represents the Company’s estimated liabilities for the probable assessments payable.

Litigation — RPC is a party to various routine legal proceedings primarily involving commercial claims, workers’ compensation claims and claims for personal injury. RPC insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will, in every case, fully indemnify RPC against liabilities arising out of pending and future legal proceedings related to its business activities. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management, after consultation with legal counsel, believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company’s business or financial condition.

Note 10:  Employee Benefit Plans

Defined Benefit Pension Plan

The Company’s Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to substantially all employees with at least one year of service prior to 2002. As of February 28, 2001, the plan became a multiple employer plan, with Marine Products as an adopting employer.

In 2002, the Company’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the defined benefit pension plan. In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions for certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002. The contributions are discretionary and made annually based on continued employment over a seven year period beginning in 2002. These discretionary contributions are made to either a non-qualified Supplemental Retirement Plan (“SERP”) established by the Company or to the 401(k) plan for each employee that is entitled to the enhanced benefit. The expense related to the enhanced benefits was $315,000 for 2007, $320,000 for 2006 and $390,000 for 2005.

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are marked to market and totaled $4,270,000 as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

December 31, 2007 and $3,031,000 as of December 31, 2006. The SERP assets are reported in other assets on the balance sheet and changes related to the fair value of assets are recorded in the consolidated statement of operations as part of other income, net. The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the liabilities recorded as compensation cost in the statement of operations.

As previously mentioned, the Company has adopted the provisions of SFAS 158. In accordance with the provisions of SFAS 158, the fair value of the plan assets under its pension plan exceeds the Company’s projected benefit obligation by $2,399,000 and thus the plan was over-funded as of December 31, 2007. Prior to the adoption of SFAS 158, the Company’s disclosure of the funded status in the notes to the consolidated financial statements did not differ from the amount recognized in the consolidated balance sheets; therefore, the adoption of SFAS 158 did not have an affect on the consolidated balance sheet.

The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2007	2006
(in thousands)
Accumulated Benefit Obligation at end of year	$30,149	$32,172

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$32,172	$33,801
Service cost	—	—
Interest cost	1,759	1,705
Amendments	—	—
Actuarial (gain) loss	(2,415)	(2,131)
Benefits paid	(1,367)	(1,203)
Projected benefit obligation at end of year	$30,149	$32,172

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$26,127	$22,344
Actual return on plan assets	3,038	2,386
Employer contribution	4,750	2,600
Benefits paid	(1,367)	(1,203)
Fair value of plan assets at end of year	32,548	26,127
Funded status at end of year	$2,399	$(6,045)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

December 31,	2007	2006
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$2,399	$—
Current liabilities	—	—
Noncurrent liabilities	—	(6,045)
	$2,399	$(6,045)

AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
(in thousands)
Net Loss	$5,398	$9,389
Prior service cost	—	—
Net transition obligation	—	—
	$5,398	$9,389

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2007 and 2006 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

Amounts recognized in the consolidated balance sheets consist of:

December 31,	2007	2006
(in thousands)
Funded status	$2,399 (1)	$(6,045)
SERP employer contributions/deferrals	(4,525)	(3,140)
Long-term pension liabilities	$(4,525)	$(9,185)

(1)	The defined benefit pension plan is over-funded and has been included as part of other assets for 2007.

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. RPC contributed $4,750,000 in 2007 and $2,600,000 in 2006.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2007	2006	2005
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,759	1,705	1,744
Expected return on plan assets	(2,321)	(1,888)	(1,714)
Amortization of net loss (gain)	860	998	1,054
Net periodic benefit cost	$298	$815	$1,084

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

The Company recognized pre-tax (increases) decreases to the funded status in comprehensive income of $(3,992,000) in 2007, $(3,627,000) in 2006 and $1,592,000 in 2005. There were no previously unrecognized prior service costs as of December 31, 2007 and 2006. The pre-tax amounts recognized in comprehensive income for the years ended December 31, 2007 and 2006 are summarized as follows:

(in thousands)	2007	2006
Net loss (gain)	$(3,132)	$(2,629)
Amortization of net (loss) gain	(860)	(998)
Net transition obligation (asset)	—	—
Amount recognized in other comprehensive income	$(3,992)	$(3,627)

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2008 are as follows:

(in thousands)	2008
Amortization of net loss (gain)	$277
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic cost	$277

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2007	2006	2005
Projected Benefit Obligation:
Discount rate	6.25%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	5.50%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

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

At December 31, 2007 and 2006, the Plan’s assets were comprised of listed common stocks and U.S. Government and corporate securities. The Plan’s weighted average asset allocation at December 31, 2007 and 2006 by asset category along with the target allocation for 2008 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

Asset Category	Target Allocation for 2008	Percentage of Plan Assets as of December 31, 2007	Percentage of Plan Assets as of December 31, 2006
Equity Securities	42.2%	48.1%	49.6%
Debt Securities — Core Fixed Income	8.9%	27.1%	28.6%
Tactical — Fund of Equity and Debt Securities	7.8%	5.2%	5.4%
Real Estate	11.1%	5.7%	5.5%
Other	30.0%	13.9%	10.9%
Total	100.0%	100.0%	100.0%

The Company’s investment strategy for its defined benefit pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The Company utilizes a number of investment approaches, including individual marketable securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company does not expect to make a contribution to the defined benefit pension plan in 2008 and does not expect to receive a refund in 2008.

The Company estimates that the future benefits payable for the defined benefit pension plan over the next ten years are as follows:

(in thousands)
2008	$1,568
2009	1,598
2010	1,681
2011	1,698
2012	1,780
2013-2017	10,131

401(k) Plan

RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than three months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. RPC matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the plan. Employees vest in the RPC contributions after three years of service. The charges to expense for the Company’s contributions to the 401(k) plan were approximately $2,300,000 in 2007, $1,500,000 in 2006 and $1,150,000 in 2005.

Stock Incentive Plans

The Company has issued stock options and restricted stock to employees under two 10 year stock incentive plans that were approved by shareholders in 1994 and 2004. The 1994 plan expired in 2004. The Company reserved 5,062,500 shares of common stock under the 2004 Plan which expires ten years from the date of approval. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock which are discussed in detail

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

below. As of December 31, 2007, there were approximately 3,438,000 shares available for grants. The Company issues new shares from its authorized but unissued share pool.

As previously noted, the Company adopted the provisions of SFAS 123(R), “Share-Based Payments,” effective January 1, 2006. As permitted by SFAS 123(R), the Company has elected to use the modified prospective transition method and therefore financial results for prior periods have not been restated. Under this transition method, we will apply the provisions of SFAS 123(R) to new awards and the awards modified, repurchased, or cancelled after January 1, 2006. Additionally, the Company will recognize compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards will be based on their fair value at grant date as calculated for the pro forma disclosures required by SFAS 123 less the cost of estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. SFAS 123(R) also requires that cash flows related to share-based payment awards to employees that result in tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.

Pre-tax stock-based employee compensation expense was $3,189,000 in 2007 ($2,167,000 after tax), $2,384,000 ($1,722,000 after tax) for 2006 and $1,261,000 ($781,000 after tax) for 2005.

The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the year ended December 31, 2005:

Year ended December 31,	2005
(in thousands)
Net income — as reported	$66,484
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	781
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,859)
Pro forma net income	$65,406
Pro forma income per share would have been as follows:
Basic — as reported	$0.70
Basic — pro forma	$0.69
Diluted — as reported	$0.67
Diluted — pro forma	$0.66

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

As prescribed by SFAS 123(R), the Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

Transactions involving RPC’s stock options for the year ended December 31, 2007 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,471,846	$3.10	4.41	years
Granted	—	—	N/A
Exercised	(571,659)	3.19	N/A
Forfeited	(21,935)	3.14	N/A
Expired	—	—	N/A
Outstanding at December 31, 2007	1,878,252	$3.11	3.32	years	$16,153,000
Exercisable at December 31, 2007	1,605,888	$3.16	3.02	years	$13,730,000

The total intrinsic value of stock options exercised was approximately $7,758,000 during 2007, $12,468,000 during 2006 and $4,644,000 during 2005. There were no recognized excess tax benefits associated with the exercise of stock options during 2007, 2006 and 2005, since all of the stock options exercised were incentive stock options which do not generate tax deductions for the Company.

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

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2007:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2007	1,437,859	$7.70
Granted	463,750	17.61
Vested	(284,780)	4.67
Forfeited	(46,597)	13.45
Non-vested shares at December 31, 2007	1,570,232	$11.01

The fair value of restricted awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense on a straight-line basis over the requisite service period. The total fair value of shares vested was approximately $4,903,000 during 2007, $5,380,000 during 2006 and $527,000 during 2005. The tax benefit for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value aggregating $1,128,000 for 2007, $1,325,000 for 2006 and $53,000 for 2005. The excess tax deductions during the years ended December 31, 2007 and 2006 are classified as financing cash flows in accordance with SFAS 123(R).

Other Information

As of December 31, 2007, total unrecognized compensation cost related to non-vested restricted shares was approximately $14,693,000 which is expected to be recognized over a weighted-average period of 3.3 years. Unearned compensation cost associated with non-vested restricted shares of $5,391,000 previously reflected as deferred compensation in stockholders’ equity at January 1, 2006 was reclassified to capital in excess of par value as required by SFAS 123(R). As of December 31, 2007, total unrecognized compensation cost related to non-vested stock options was approximately $35,000 which is expected to be recognized over a weighted-average period of one month.

The Company received cash from options exercised of $637,000 during 2007, $1,341,000 during 2006 and $1,060,000 during 2005. These cash receipts are classified as financing cash flows in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $1,123,000 during 2007, $1,240,000 during 2006 and $1,138,000 during 2005 and have been excluded from the consolidated statements of cash flows.

Note 11:  Related Party Transactions

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $957,000 in 2007, $739,000 in 2006 and $616,000 in 2005. The Company’s receivable due from Marine Products for these services as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

December 31, 2007 and 2006 was approximately $223,000 and $236,000. The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

The Tax Sharing and Indemnification Agreement provides for, among other things, the treatment of income tax matters for periods through February 28, 2001, the date of the spin-off, and responsibility for any adjustments as a result of audits by any taxing authority. The general terms provide for the indemnification for any tax detriment incurred by one party caused by the other party’s action.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or shareholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $1,035,000 in 2007, $1,248,000 in 2006 and $926,000 in 2005.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $72,000 in 2007, $70,000 in 2006 and $71,000 in 2005.

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

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. These services include pressure pumping services, snubbing, coiled tubing, nitrogen pumping, well control consulting and firefighting, downhole tools, wireline, and fluid pumping services. These Technical Services are primarily used in the completion, production and maintenance of oil and gas wells. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest and Rocky Mountain regions, and international locations including primarily Africa, Canada, China, Latin America and the Middle East. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

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

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2007, 2006 and 2005 are shown in the following table.

	Technical Services	Support Services	Other	Corporate	Gain on disposition of assets, net	Total
(in thousands)
2007
Revenues	$574,723	$115,503	$—	$—	$—	$690,226
Operating profit (loss)	116,493	29,955	—	(10,703)	6,293	142,038
Capital expenditures	211,389	35,138	—	2,231	—	248,758
Depreciation and amortization	59,436	18,106	—	964	—	78,506
Identifiable assets	480,840	168,027	—	52,148	—	701,015

2006
Revenues	$495,090	$101,540	$—	$—	$—	$596,630
Operating profit (loss)	153,126	30,953	—	(12,248)	5,969	177,800
Capital expenditures	125,138	28,902	—	5,791	—	159,831
Depreciation and amortization	31,805	13,974	—	932	—	46,711
Identifiable assets	320,637	125,627	—	31,743	—	478,007

2005
Revenues	$363,139	$64,487	$17	$—	$—	$427,643
Operating profit (loss)	84,048	11,990	(273)	(10,221)	12,169	97,713
Capital expenditures	43,626	28,280	—	902	—	72,808
Depreciation and amortization	27,510	10,453	—	1,166	—	39,129
Identifiable assets	192,172	88,067	—	31,546	—	311,785

The following summarizes selected information between the United States and all international locations combined for the years ended December 31, 2007, 2006 and 2005. The revenues are presented based on the location of the use of the product or service. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RPC, Inc. and Subsidiaries
Years ended December 31, 2007, 2006 and 2005

Years ended December 31,	2007	2006	2005
(in thousands)
United States Revenues	$649,116	$566,636	$413,315
International Revenues	41,110	29,994	14,328
	$690,226	$596,630	$427,643

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

As of the end of the period covered by this report, December 31, 2007 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 31 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of internal control as of December 31, 2007 and issued a report thereon which is included on page 32 of this report.

Changes in internal control over financial reporting — Management’s evaluation of changes in internal control did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the RPC Proxy for its 2008 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 14 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2008 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings — Audit Committee.” This information is incorporated herein by reference.

Code of Ethics

RPC, Inc. has a Code of Business Conduct that applies to all employees. In addition, the Company has a Code of Business Conduct and Ethics for Directors and Executive Officers and Related Party Transaction Policy. Both of these documents are available on the Company’s website at www.rpc.net. Copies are available at no charge by writing to Attention: Human Resources, RPC Inc., 2801 Buford Highway, Suite 520, N.E., Atlanta, GA 30329.

RPC, Inc. intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its code that relates to any elements of the code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.  Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2008 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the RPC Proxy Statement for its 2008 Annual Meeting of Stockholders, in the sections “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2007.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	1,878,252	$3.11	3,437,668	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	1,878,252	$3.11	3,437,668

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 10 to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13.  Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2008 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the RPC Proxy Statement for its 2008 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled “Independent Registered Public Accountants” in the RPC Proxy Statement for its 2008 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits.

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

10.6	Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2004).

10.7	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).

10.8	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).

10.9	Summary of ‘at will’ compensation arrangements with the Executive Officers as of February 28, 2006 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed on March 13, 2006).

10.10	Summary of compensation arrangements with the Directors as of February 28, 2005 (incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed on March 16, 2005).

10.11	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.12	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2007 (incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed on March 2, 2007).

10.13	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2007 (incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed on March 2, 2007).

10.14	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

10.15	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

10.16	Summary of “At-Will” of Compensation Arrangements with Executive Officers as of February 28, 2008.

10.17	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008.

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).
3.2	Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on October 25, 2007).
4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).
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

10.5	Tax Sharing Agreement dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10-K filed on February 13, 2001).
10.6	Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).
10.7	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 2, 2004).
10.8	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 2, 2004).
10.9	Summary of ‘at will’ compensation arrangements with the Executive Officers as of February 28, 2006 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed on March 13, 2006).
10.10	Summary of compensation arrangements with the Directors as of February 28, 2005 (incorporated herein by reference to Exhibit 10.10 to the Form 10-K filed on March 16, 2005).
10.11	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).
10.12	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2007 (incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed on March 2, 2007).
10.13	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2007 (incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed on March 2, 2007).
10.14	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).
10.15	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

Exhibit Number	Description
10.16	Summary of “At-Will” of Compensation Arrangements with Executive Officers as of February 28, 2008.
10.17	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008
10.18
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

March 4, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell ________________________
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2008

/s/ Ben M. Palmer ________________________
Ben M. Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2008

The Directors of RPC (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	James B. Williams, Director
Wilton Looney, Director	James A. Lane, Jr., Director
Gary W. Rollins, Director	Linda H. Graham, Director
Henry B. Tippie, Director	Bill J. Dismuke, Director

/s/ Richard A. Hubbell
Richard A. Hubbell
Director and as Attorney-in-fact

March 4, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE
Schedule II — Valuation and Qualifying Accounts	66

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended December 31, 2007, 2006 and 2005
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries		Balance at End of Period
Year ended December 31, 2007
Allowance for doubtful accounts	$4,904	$3,119	$(2,806	)(1)	$5,217
Deferred tax asset valuation allowance	$1,342	$161	$0	(2)	$1,503
Year ended December 31, 2006
Allowance for doubtful accounts	$4,080	$1,492	$(668	)(1)	$4,904
Deferred tax asset valuation allowance	$1,945	$54	$(657	)(2)	$1,342
Year ended December 31, 2005
Allowance for doubtful accounts	$2,576	$1,618	$(114	)(1)	$4,080
Deferred tax asset valuation allowance	$2,451	$129	$(635	)(2)	$1,945

(1)	Deductions in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.

(2)	In 2007, the valuation allowance was increased by $161,000 to reflect state net operating losses that management does not believe will be utilized before they expire. No reductions to the deferred tax asset valuation allowance were recorded. In 2006, the valuation allowance was increased by $54,000 to reflect state net operating losses that management does not believe will be utilized before they expire, and reduced by $657,000 to reflect previously reserved foreign tax credit carry forwards expected to be realized. In 2005, the valuation allowance was increased by $129,000 to reflect state net operating losses that management does not believe will be utilized before they expire, and reduced by $635,000 to reflect previously reserved foreign tax credit carry forwards expected to be realized.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters ended	March 31	June 30	September 30	December 31
(in thousands except per share data)
2007
Revenues	$171,045	$171,031	$161,961	$186,189
Net income	$28,045	$23,815	$14,893	$20,296
Net income per share — basic:	$0.29	$0.25	$0.15	$0.21
Net income per share — diluted:	$0.29	$0.24	$0.15	$0.21
2006
Revenues	$136,024	$146,065	$154,209	$160,332
Net income	$24,900	$27,614	$28,770	$29,510
Net income per share — basic:	$0.26	$0.29	$0.30	$0.31
Net income per share — diluted:	$0.25	$0.28	$0.29	$0.30