Form 10-Q
period 2008-03-31
RPC INC
filed 2008-05-01
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.      (Check one):
Large accelerated filer___    Accelerated filer X     Non-Accelerated Filer___
Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes__ No X

As of April 22, 2008, RPC, Inc. had 98,626,109 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(In thousands)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$11,490	$6,338
Accounts receivable, net	173,912	176,154
Inventories	34,418	29,602
Deferred income taxes	4,594	3,974
Income taxes receivable	7,622	12,296
Prepaid expenses and other current assets	5,901	6,696
Total current assets	237,937	235,060
Property, plant and equipment, net	465,957	433,126
Goodwill	24,093	24,093
Other assets	9,372	8,736
Total assets	$737,359	$701,015

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$80,965	$61,371
Accrued payroll and related expenses	14,460	17,972
Accrued insurance expenses	4,909	4,753
Accrued state, local and other taxes	2,281	1,719
Income taxes payable	4,830	4,340
Other accrued expenses	513	567
Total current liabilities	107,958	90,722
Accrued insurance expenses	8,921	8,166
Notes payable to banks	169,050	156,400
Long-term pension liabilities	5,070	4,527
Other long-term liabilities	1,413	2,692
Deferred income taxes	30,531	29,236
Total liabilities	322,943	291,743
STOCKHOLDERS' EQUITY
Common stock	9,858	9,804
Capital in excess of par value	12,792	16,728
Retained earnings	394,244	385,281
Accumulated other comprehensive loss	(2,478)	(2,541)
Total stockholders' equity	414,416	409,272
Total liabilities and stockholders' equity	$737,359	$701,015

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2008	2007

Revenues	$197,227	$171,045
Cost of services rendered and goods sold	117,670	87,521
Selling, general and administrative expenses	28,317	25,825
Depreciation and amortization	27,326	15,263
Gain on disposition of assets, net	(1,527)	(1,549)
Operating profit	25,441	43,985
Interest expense	(1,471)	(754)
Interest income	22	18
Other (expense) income, net	(7)	897
Income before income taxes	23,985	44,146
Income tax provision	9,228	16,101
Net income	$14,757	$28,045

Earnings per share
Basic	$0.15	$0.29
Diluted	$0.15	$0.29

Dividends per share	$0.060	$0.050

Average shares outstanding
Basic	96,586	95,859
Diluted	98,091	98,386

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(In thousands)
(Unaudited)

						Accumulated
				Capital in		Other
	Comprehensive	Common Stock		Excess of	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2007		98,040	$9,804	$16,728	$385,281	$(2,541)	$409,272
Stock issued for stock incentive plans, net		1,188	119	1,536	—	—	1,655
Stock purchased and retired		(646)	(65)	(6,782)	—	—	(6,847)
Net income	$14,757	—	—	—	14,757	—	14,757
Foreign currency translation, net of taxes	44	—	—	—	—	44	44
Unrealized gain on securities, net of taxes	19	—	—	—	—	19	19
Comprehensive income	$14,820
Dividends declared		—	—	—	(5,794)	—	(5,794)
Stock-based compensation		—	—	889	—	—	889
Excess tax benefits for share- based payments		—	—	421	—	—	421
Balance, March 31, 2008		98,582	$9,858	$12,792	$394,244	$(2,478)	$414,416

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(In thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$14,757	$28,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	27,327	15,263
Stock-based compensation	889	735
Gain on disposition of assets, net	(1,527)	(1,549)
Deferred income tax provision	586	2,055
Excess tax benefits for share-based payments	(421)	(670)
Changes in current assets and liabilities:
Accounts receivable	2,179	(14,419)
Income taxes receivable	5,095	(3,006)
Inventories	(4,851)	(2,811)
Prepaid expenses and other current assets	789	860
Accounts payable	4,847	5,688
Income taxes payable	490	1,304
Accrued payroll and related expenses	(3,512)	(785)
Accrued insurance expenses	156	364
Accrued state, local and other taxes	562	117
Other accrued expenses	(27)	(25)
Changes in working capital	5,728	(12,713)
Changes in other assets and liabilities:
Accrued pension	543	(3,943)
Accrued insurance expenses	755	480
Other non-current assets	(631)	(543)
Other non-current liabilities	(1,279)	(2,875)
Net cash provided by operating activities	46,727	24,285

INVESTING ACTIVITIES
Capital expenditures	(46,335)	(63,662)
Proceeds from sale of assets	2,466	1,822
Net cash used for investing activities	(43,869)	(61,840)

FINANCING ACTIVITIES
Payment of dividends	(5,794)	(4,886)
Borrowings from notes payable to banks	99,000	162,450
Repayments of notes payable to banks	(86,350)	(118,600)
Excess tax benefits for share-based payments	421	670
Cash paid for common stock purchased and retired	(5,193)	(1,165)
Proceeds received upon exercise of stock options	210	344
Net cash provided by financing activities	2,294	38,813

Net increase in cash and cash equivalents	5,152	1,258
Cash and cash equivalents at beginning of period	6,338	2,729
Cash and cash equivalents at end of period	$11,490	$3,987

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

1.        GENERAL

The accompanying unaudited consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

2.        REVENUE RECOGNITION

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

RPC, INC. AND SUBSIDIARIES

	Three months ended March 31
(In thousands except per share data )	2008	2007
Net income available for stockholders (numerator for basic and diluted earnings per share):	$14,757	$28,045
Shares (denominator):
Weighted-average shares outstanding (denominator for basic earnings per share)	96,586	95,859
Effect of dilutive securities:
Employee stock options and restricted stock	1,505	2,527
Adjusted weighted average shares (denominator for diluted earnings per share)	98,091	98,386
Earnings per share:
Basic	$0.15	$0.29
Diluted	$0.15	$0.29

4.        RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS 161 requires enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application being encouraged.  The Company does not have any derivative instruments nor is currently involved in hedging activities and therefore adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” These FSPs:

●          Exclude certain leasing transactions accounted for under FASB Statement No. 13, Accounting for Leases, from the scope of FASB Statement No. 157, Fair Value Measurements (Statement 157). The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157.

RPC, INC. AND SUBSIDIARIES

●          Defer the effective date in Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

FSP FAS 157-1 is effective upon the initial adoption of Statement 157.  FSP FAS 157-2 is effective February 12, 2008.  The Company has adopted the provisions of FSP 157-1 and 157-2 in the first quarter of 2008.  See Note 13 for details regarding impact of adoption.

5.        COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended March 31,
(In thousands)	2008	2007
Net income as reported	$14,757	$28,045
Change in unrealized gain (loss) on securities, net of taxes	19	223
Change in foreign currency translation, net of taxes	44	-
Comprehensive income	$14,820	$28,268

6.        STOCK-BASED COMPENSATION

The Company reserved 5,062,500 shares of common stock under the 2004 Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of March 31, 2008, there were approximately 2,859,000 shares available for grants.

Pre-tax stock-based employee compensation expense was $889,000 ($576,000 after tax) for the three months ended March 31, 2008 and $735,000 ($505,000 after tax) for the three months ended March 31, 2007.

Stock Options

Transactions involving RPC’s stock options for the three months ended March 31, 2008 were as follows:

RPC, INC. AND SUBSIDIARIES

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,878,252	$3.11	3.32 years
Granted	-	-	N/A
Exercised	(609,575)	3.06	N/A
Forfeited	(8,776)	3.88	N/A
Expired	-	-	N/A
Outstanding and exercisable at March 31, 2008	1,259,901	$3.13	3.54 years	$15,194,000

The total intrinsic value of stock options exercised was $4,666,000 during the three months ended March 31, 2008 and $3,552,000 during the three months ended March 31, 2007.  The tax benefit related to options exercised totaled $277,000 during the three months ended March 31, 2008 and have been classified as financing cash flows in accordance with SFAS 123(R), “Shared-Based Payments.”  There were no recognized excess tax benefits associated with the exercise of stock options during the three months ended March 31, 2007 since all of the stock options exercised were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2008:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2008	1,570,232	$11.01
Granted	608,500	9.81
Vested	(239,112)	8.44
Forfeited	(29,553)	18.29
Non-vested shares at March 31, 2008	1,910,067	$10.92

The total fair value of shares vested during the three months ended March 31, 2008 was $2,057,000 and during the three months ended March 31, 2007 was $2,984,000.  The tax benefits for compensation tax deductions in excess of compensation expense totaled $144,000 and were credited to capital in excess of par value and are classified as financing cash flows in accordance with SFAS 123R.

Other Information

As of March 31, 2008, total unrecognized compensation cost related to non-vested restricted shares was $19,808,000 which is expected to be recognized over a weighted-average period of 4.0 years.  As of March 31, 2008, all of the compensation cost related to stock options has been recognized.

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

Certain information with respect to RPC’s business segments is set forth in the following tables:

RPC, INC. AND SUBSIDIARIES

	Three months ended March 31,
	2008	2007
(in thousands)

Revenues:
Technical Services	$169,231	$142,307
Support Services	27,996	28,738
Total revenues	$197,227	$171,045
Operating proft (loss):
Technical Services	$20,687	$35,286
Support Services	5,858	9,541
Corporate	(2,631)	(2,391)
Gain on disposition of assets, net	1,527	1,549
Total operating profit	$25,441	$43,985
Interest expense	(1,471)	(754)
Interest income	22	18
Other (expense) income, net	(7)	897
Income before income taxes	$23,985	$44,146

Three months ended March 31, 2008	Technical Services	Support Services	Corporate	Total
(in thousands)
Indentifiable assets	$520,134	$167,798	$49,427	$737,359
Capital expenditures	30,181	16,006	148	46,335
Depreciation and amortization	21,507	5,590	229	27,326

8.        INVENTORIES

Inventories of $34,418,000 at March 31, 2008 and $29,602,000 at December 31, 2007 consist of raw materials, parts and supplies.

9.        EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan:

RPC, INC. AND SUBSIDIARIES

	Three months ended March 31,
(in thousands)	2008	2007

Service cost	$-	$-
Interest cost	460	430
Expected return on plan assets	(636)	(508)
Amortization of net losses	71	194
Net periodic benefit cost	$(105)	$116

The Company has not made any contributions to the plan in the first quarter of 2008 and does not currently expect to make any additional contributions to this plan during the remainder of 2008.

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

The Revolving Credit Agreement has a general term of five years and provides for an unsecured line of credit of up to $250 million, which includes a $50 million letter of credit subfacility, and a $20 million swingline subfacility. Under certain circumstances, the line of credit may be increased by an additional amount of up to $50 million. The maturity date of all revolving loans under the Credit Agreement is September 8, 2011, although the Company may request a one-year extension of the maturity date on the second anniversary of the closing of the Revolving Credit Agreement.  The Company incurred loan origination fees and other debt related costs associated with the line of credit of approximately $469,000.  These costs are being amortized over the five year term of the loan, and the net amount is classified as non-current other assets on the consolidated balance sheets.

Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at RPC's election:

●           the Base Rate, which is the greater of SunTrust Bank's "prime rate" for the day of the borrowing and a fluctuating rate per annum equal to the Federal Funds Rate plus .50%; or

●           with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus a margin ranging from .40% to .80%, based upon RPC's then-current consolidated debt-to-EBITDA ratio.  In addition, RPC will pay an annual fee ranging from .10% to .20% of the total credit facility based upon RPC's then-current consolidated debt-to-EBITDA ratio.

RPC, INC. AND SUBSIDIARIES

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

As of March 31, 2008, RPC has outstanding borrowings of $169.1 million under the Revolving Credit Agreement.  Interest expense incurred on the line of credit was $1,748,000 during the three months ended March 31, 2008 and $753,000 during the three months ended March 31, 2007. The weighted average interest rate was 4.4% for the three months ended March 31, 2008 and 6.3% for three months ended March 31, 2007.  For the three months ended March 31, 2008, the Company capitalized interest of $293,000 related to facilities and equipment under construction.  Additionally there were letters of credit relating to self-insurance programs and contract bids outstanding for $18.0 million as of March 31, 2008.

11.      INCOME TAXES

The Company determines its periodic income tax expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  The Company is subject to the provisions of FIN 48 and has analyzed filing positions in federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.  As a result of the implementation of FIN 48, the Company recognized an immaterial adjustment in the liability for unrecognized income tax benefits.  As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $922,000, of which $850,000, if recognized, would affect the Company’s effective tax rate.  As of December 31, 2007, the Company had gross tax affected unrecognized tax benefits of $10,000, of which $10,000, if recognized would affect the Company’s effective tax rate.  There have been no material changes to these amounts during the three months ended March 31, 2008.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state and foreign jurisdictions.  In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities.  For Federal and state purposes, the Company’s 2004 through 2007 tax years remain open to examination.

RPC, INC. AND SUBSIDIARIES

Baring an unforeseen event, the Company does not anticipate a material change in the unrecognized tax benefits in the next 12 months.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.   Accrued interest and penalties were immaterial as of March 31, 2008.

12.      SUPPLEMENTAL CASH FLOWS INFORMATION

The Company had accounts payable for purchases of property, plant and equipment of approximately $33,934,000 as of March 31, 2008 and $19,800,000 as of March 31, 2007.

13.      FAIR VALUE DISCLOSURES

The Company adopted SFAS 157, “Fair Value Measurements,” and FSP 157-2, “Effective Date of FASB Statement No. 157,” in the first quarter of 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about items measured at fair value.  SFAS 157 does not require any new fair value measurements.  It applies to accounting pronouncements that already require or permit fair value measures.  As a result, the Company will not be required to recognize any new assets or liabilities at fair value. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three broad levels as follows:
1.	Level 1 – Quoted market prices in active markets for identical assets or liabilities.
2.	Level 2 – Inputs other than level 1 that are either directly or indirectly observable.
3.	Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

Securities:
The Company determines the fair value of the marketable securities that are trading and available for sale through quoted market prices.  The adoption of SFAS 157 had no effect on the Company’s valuation of marketable securities.

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of March 31, 2008:

RPC, INC. AND SUBSIDIARIES

	Fair value Measurements at March 31, 2008 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$4,780	$-	$-
Available for sale securities	1,461	-	-

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of March 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 is incorporated herein by reference.  Since year-end, the Company's operational strategies have not changed.

During the first quarter of 2008, revenues increased 15.3 percent to $197.2 million compared to the same period in the prior year.  The growth in revenues resulted from strong activity levels in our industry and capacity additions made during 2007 partially offset by reduced pricing for many services resulting from increased competition.  International revenues for the first quarter of 2008 decreased due to declines in customer activity levels in Turkmenistan, Hungary, Cameroon and Angola partially offset by increases in Kuwait, Egypt, Canada and Gabon. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of services rendered and goods sold as a percentage of revenues increased approximately 8.5 percentage points in the first quarter of 2008 compared to the same period of 2007.  This increase was due primarily to the effect on revenues of lower pricing due to competition and increases in the cost of sourcing certain critical materials and supplies, and higher fuel costs.

Selling, general and administrative expenses as a percentage of revenues decreased by approximately 0.7 percentage point in the first quarter of 2008 compared to the same period prior year due to increased personnel costs consistent with higher activity levels.  However, as a percentage of revenues, these costs declined slightly.  Operating profit decreased in the current quarter compared to same period in the prior year due to pricing declines as a result of competition, higher costs for fuel and materials and supplies, and increased depreciation.

RPC, INC. AND SUBSIDIARIES

Income before income taxes was $24.0 million for the three months ended March 31, 2008 compared to $44.1 million in the prior year.  The effective tax rate for the three months ended March 31, 2008 was 38.5 percent compared to 36.5 percent in the prior year.  Diluted earnings per share decreased to $0.15 for the three months ended March 31, 2008 compared to $0.29 in the same period prior year. Cash flows from operating activities were $46.7 million for the three months ended March 31, 2008 compared to $24.3 million for the same period in the prior year, and cash and cash equivalents were $11.5 million at March 31, 2008, an increase of $5.2 million compared to December 31, 2007.  The notes payable to banks were $169.1 million as of March 31, 2008 and $79.5 million as of March 31, 2007.

Consistent with our strategy to grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $46.3 million during the first three months of 2008. Although we currently expect capital expenditures to be approximately $140 million during 2008, the total amount of expenditures for the year will depend primarily on equipment maintenance requirements and the ultimate delivery dates and timing of payments for equipment on order.  We expect these expenditures to be primarily directed toward our larger, core service lines including primarily pressure pumping, but also hydraulic workover, coiled tubing, nitrogen, and rental tools.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, has been stable or gradually increasing for several years, and the overall domestic rig count during the three months ended March 31, 2008 was approximately 2.1 percent higher than in the comparable period in 2007. The average price of oil increased by approximately 67.3 percent and the average price of natural gas increased by approximately 20.4 percent during the three months ended March 31, 2008 compared to the prior year.  The Company is monitoring recent volatility in oil and natural gas prices for any signs of weakness in domestic customer activity levels.  Our response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure.  Although we increased our borrowings under our bank credit facility in 2007, we will still maintain a conservative financial structure.  We expect revenues will be higher in 2008 than in 2007; however, we are experiencing pricing pressure for many of our services, higher interest expense, higher depreciation expense resulting from increased capital expenditures and increases in employment, materials and supplies, fuel and other operating costs which reduces our operating profit, income before income taxes, and net income.  We believe that all of these performance measures will be lower in 2008 than in 2007.  In most of the Company’s service lines and many of our geographic markets, we are experiencing the negative impacts of increased competition.  One negative impact is lower pricing for our services.  In addition, increased competition increases the costs and reduces the availability of qualified employees and critical materials and supplies used in our business, and competitive pressures are preventing us from passing these increased costs through to our customers.

RPC, INC. AND SUBSIDIARIES

The high activity levels in the domestic oilfield have increased demand for equipment from the manufacturers of equipment and components used in the Company's business.  This increased demand has increased the lead times for ordering and delivery of such equipment and components over the past several years.  As of the end of the first quarter of 2008, however, we believe that much of this demand has been met, and that delivery lead times for many types of equipment have decreased.

Further discussion of the Company’s outlook is set forth under the Outlook section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 and is incorporated herein by reference.  There have been no significant changes in the Company’s outlook since the filing of the 10-K for 2007 except as discussed above.

RESULTS OF OPERATIONS

	Three months ended March 31,
	2008	2007

Consolidated revenues [in thousands]	$197,227	$171,045
Revenues by business segment [in thousands]:
Technical	$169,231	$142,307
Support	27,996	28,738

Consolidated operating profit [in thousands]	$25,441	$43,985
Operating profit (loss) by business segment [in thousands]:
Technical	$20,687	$35,286
Support	5,858	9,541
Corporate	$(2,631)	$(2,391)
Gain on disposition of assets, net	$1,527	$1,549

Percentage cost of services rendered & goods sold to revenues	60%	51%
Percentage selling, general & administrative expenses to revenues	14%	15%
Percentage depreciation and amortization expense to revenues	14%	9%
Average U.S. domestic rig count	1,770	1,734
Average natural gas price (per thousand cubic feet (mcf))	$8.63	$7.17
Average oil price (per barrel)	$98.03	$58.60

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Revenues.  Revenues for the three months ended March 31, 2008 increased 15.3 percent compared to the three months ended March 31, 2007.  Domestic revenues increased 18 percent to $188.9 million during the first quarter of 2008 compared to the same period in the prior year.  The increases in revenues are due primarily to strong industry activity levels and increased capacity driven by equipment purchased under our long-term growth plan partially offset by increased competition which has adversely impacted pricing for services and to a lesser extent utilization.  International revenues decreased from $10.6 million to $8.4 million compared to the prior year quarter.  Revenues decreased due to declines in customer activity levels in Turkmenistan, Hungary, Cameroon and Angola partially offset by increases in Kuwait, Egypt, Canada and Gabon.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas increased approximately 20 percent and the average price of oil increased 67 percent during the first quarter of 2008 as compared to the prior year.  The average domestic rig count during the quarter was approximately two percent higher than the same period in 2007.  This increase in drilling activity had a positive impact on our financial results.  We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

The Technical Services segment revenues for the quarter increased 18.9 percent compared to the first quarter of last year.  Revenues in this segment increased due primarily to strong industry activity and higher capacity through increased capital expenditures partially offset by lower pricing for services. The Support Services segment revenues for the quarter decreased 2.6 percent compared to the first quarter of prior year.  This decline was due to slightly lower pricing in the rental tool service line, the largest within this segment.  Operating profit declined in both segments primarily due to the negative margin impact from competitive pricing pressure, higher fuel and transportation costs, higher costs for critical materials and supplies and increased depreciation expense with the additional equipment added to our fleet.

Cost of services rendered and goods sold. Cost of services rendered and goods sold increased 34.4 percent due to the variable nature of many of these expenses, including increases in materials and supplies, direct employment costs caused by competition for qualified employees and fuel and transportation costs. Cost of services rendered and goods sold, as a percent of revenues, increased in the first quarter of 2008 compared to the first quarter of 2007 due primarily to increases in cost of certain critical materials and supplies to perform customer jobs, direct employment costs and fuel costs, most of which could not be passed through to the customer because of the competitive environment.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the three months ended March 31, 2008 increased 9.6 percent to $28.3 million compared to $25.8 million for the three months ended March 31, 2007. This increase was primarily due to higher compensation costs and other operational expenses consistent with higher activity levels.  However, these costs as a percent of revenues decreased during the three months ended March 31, 2008 compared to the same period in the prior year due to the fixed nature of these expenses and the positive cost leverage realized with increasing revenues.

RPC, INC. AND SUBSIDIARIES

Depreciation and amortization.   Depreciation and amortization totaled $27.3 million for the three months ended March 31, 2008, a 79.0 percent increase, compared to $15.3 million for the quarter ended March 31, 2007. This increase in depreciation and amortization resulted from a higher level of capital expenditures during recent quarters within both Technical Services and Support Services to increase capacity, expand facilities and to maintain our existing fleet of equipment.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $1.5 million for the three months ended March 31, 2008 and 2007.  The gain on disposition of assets, net include gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other expense, net was $7 thousand for the three months ended March 31, 2008 and other income, net was $897 thousand for the same period in the prior year.  Other (expense) income, net primarily includes gains and losses from investments in the non-qualified plan being marked to market, settlements of various legal and insurance claims and royalty payments.

 Interest expense and interest income.  Interest expense was $1.5 million for the three months ended March 31, 2008 compared to $754 thousand for the quarter ended March 31, 2007.  The increase in 2008 is due to a higher average balance on our revolving line of credit, net of interest capitalized on equipment and facilities under construction.  Interest income increased to $22 thousand for the three months ended March 31, 2008 compared to $18 thousand for the same period of the prior year.

Income tax provision. Income tax provision was $9.2 million during the three months ended March 31, 2008, compared to $16.1 million in 2007.  This decrease was due to the decrease in income before taxes partially offset by an increase in the effective tax rate to 38.7 percent for the three months ended March 31, 2008 from 36.5 percent for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2008 were $11.5 million.  The following table sets forth the historical cash flows for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
(In thousands)	2008	2007

Net cash provided by operating activities	$46,727	$24,285
Net cash used for investing activities	(43,869)	(61,840)
Net cash provided by financing activities	2,294	38,813

RPC, INC. AND SUBSIDIARIES

Cash provided by operating activities for the three months ended March 31, 2008 increased by $22.4 million compared to the comparable period in the prior year.  Although net income decreased $13.3 million for the three months ended March 31, 2008 compared to the same period of 2007, cash provided by operating activities increased due primarily to an increase in depreciation due to higher capital expenditures over the year, lower contributions to the pension plan and lower growth in working capital requirements. Lower growth in accounts receivable was due to lower revenue growth and decreases in income taxes receivable/ payable, net due to timing of payments partially offset by increases in inventory, accounts payable and accrued payroll including bonuses as a result of increased business activity levels.

Cash used for investing activities for the three months ended March 31, 2008 decreased by $18.0 million, compared to the three months ended March 31, 2007, as a result of lower capital expenditures in the first quarter of 2008 compared to the same period in the prior year.

Cash provided by financing activities for the three months ended March 31, 2008 decreased by $36.5 million, compared to the three months ended March 31, 2007, due to a decrease in net borrowings from notes payable to banks, the repurchases of stock and an increase in dividends paid to common shareholders during the first three months of 2008 compared to prior year.

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2008, remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, cash expected to be generated from operations and our credit facility will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $250 million revolving credit facility (the "Revolving Credit Agreement") maturing in 2011.  The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC's ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $169.1 million at March 31, 2008 and approximately $18.0 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  Therefore a total of $63.0 million was available under our facility as of March 31, 2008.  Additional information regarding our Revolving Credit Agreement is included in Note 10 to our Consolidated Financial Statements included in this report.

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

RPC, INC. AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2008 will be approximately $140 million, of which $46.3 million has been spent as of March 31, 2008.  We expect these expenditures to be primarily directed towards revenue-producing equipment in our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools. The actual amount of 2008 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  The Company has not made any contributions to the pension plan in the first quarter of 2008 and does not currently expect to make any contributions to the pension plan for the remainder of 2008.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 11,812,500 shares.  The Company repurchased 335,600 shares of common stock under the program during the three months ended March 31, 2008 and may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies and restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On April 22, 2008, the Board of Directors approved a $0.06 per share cash dividend payable June 10, 2008 to stockholders of record at the close of business May 8, 2008.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor increase as well.  Due to the increases in activity in the domestic oilfield over the past several years, as well as a shortage of a skilled work force due to historically low activity in the oilfield, the Company has experienced upward wage pressures in the labor markets from which it hires employees.  More recently, the Company has experienced shortages for critical materials used in some of its largest service lines, and these shortages have caused price increases for these materials as well as higher transportation costs, since some alternative suppliers are located farther from the Company’s operational locations than the original suppliers.  Also, high fuel prices have affected the Company’s costs because fuel is used to transport the Company’s equipment as well as to provide power at customer locations. Over the past several years, the price of steel, for both the commodity and for products manufactured with steel, increased dramatically.  Steel prices have moderated but remain high by historical standards.  This factor has affected the Company's operations by increasing the cost of the Company's new equipment, which has resulted in higher capital expenditures and depreciation expense.  RPC attempts to recover such increased costs, particularly personnel costs, materials and fuel, through price increases to its customers.  Due to increased competition during recent periods, however, the majority of these attempts have not been successful, which has decreased the Company’s profitability.  Such decreased profitability is likely to continue as long as fuel prices remain high, costs for materials and labor in the domestic oilfield remain high, and competition prevents the Company from recovering such increased costs through increased costs to its customers.

RPC, INC. AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.  During the three months ended March 31, 2008, RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $263,000 compared to $251,000 for the comparable period in 2007.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $91,000 for the three months ended March 31, 2008 and $273,000 for the three months ended March 31, 2007.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $21,000 for the three months ended March 31, 2008 and $17,000 for the three months ended March 31, 2007.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007.  There have been no significant changes in the critical accounting policies since year-end.

RPC, INC. AND SUBSIDIARIES

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Notes 4 and 13 of the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements, forecasted recognition of tax benefits, forecasted revenues, forecasted lower performance measures in 2008 compared to 2007, our ability to acquire and delivery times for revenue-producing equipment to support long-term growth, our business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for growth and expansion, anticipated pension funding payments and capital expenditures, expectations as to future payment of dividends, the impact of inflation on the Company’s financial position and operating results, our beliefs and expectations regarding future demand for our products and services, effect of litigation on our financial position and results of operations, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward looking statements.  Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, its other SEC filings and the following:  the possibility of declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, and risks of international operations.

RPC, INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its $250 million credit facility.  As of March 31, 2008, there are outstanding interest-bearing advances of $169.1 million on our credit facility which bear interest at a floating rate.  A change in the interest rate of one percent on the balance outstanding at March 31, 2008 would cause a change of $1,691,000 in total annual interest costs.

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

As of the end of the period covered by this report, March 31, 2008 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A.  RISK FACTORS

See risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the first quarter of 2008 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
January 1, 2008 to January 31, 2008	357,444	(1)	$10.44	145,000	3,921,965

Month #2
February 1, 2008 to February 29, 2008	260,001	(2)	$10.68	190,600	3,731,365

Month #3
March 1, 2008 to March 31, 2008	28,651	(3)	$11.85	—	3,731,365

Totals	646,096		$10.60	335,600	3,731,365

(1)	Consists of 212,444 shares repurchased by the Company in connection with option exercises and taxes related to restricted shares.
(2)	Consists of 69,401 shares repurchased by the Compnay in connection with option exercises and taxes related to restricted shares.
(3)	Consists of shares repurchased by the Company in connection with option exercises and taxes related to restricted shares.
(4)
The Company's Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 11,812,500 shares in the open market. Currently the program does not have a predetermined expiration date.

RPC, INC. AND SUBSIDIARIES

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

RPC, INC. AND SUBSIDIARIES

ITEM 6.     Exhibits

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2007).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Richard A, Hubbell
Date: May 1, 2008	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 1, 2008	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)