Form 10-Q
period 2008-06-30
RPC INC
filed 2008-08-04
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of July 23, 2008, RPC, Inc. had 98,606,188 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(In thousands)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS		(Note 1)

Cash and cash equivalents	$9,028	$6,338
Accounts receivable, net	193,334	176,154
Inventories	35,707	29,602
Deferred income taxes	4,601	3,974
Income taxes receivable	248	12,296
Prepaid expenses and other current assets	5,273	6,696
Total current assets	248,191	235,060
Property, plant and equipment, net	471,168	433,126
Goodwill	24,093	24,093
Other assets	9,702	8,736
Total assets	$753,154	$701,015

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$63,385	$61,371
Accrued payroll and related expenses	16,154	17,972
Accrued insurance expenses	5,161	4,753
Accrued state, local and other taxes	3,014	1,719
Income taxes payable	3,000	4,340
Other accrued expenses	468	567
Total current liabilities	91,182	90,722
Accrued insurance expenses	8,696	8,166
Notes payable to banks	182,550	156,400
Long-term pension liabilities	5,326	4,527
Other long-term liabilities	2,030	2,692
Deferred income taxes	31,029	29,236
Total liabilities	320,813	291,743
Common stock	9,859	9,804
Capital in excess of par value	13,612	16,728
Retained earnings	410,854	385,281
Accumulated other comprehensive loss	(1,984)	(2,541)
Total stockholders' equity	432,341	409,272
Total liabilities and stockholders' equity	$753,154	$701,015

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues	$214,689	$171,031	$411,916	$342,076
Cost of services rendered and goods sold	120,175	88,191	237,845	175,712
Selling, general and administrative expenses	29,010	27,077	57,327	52,902
Depreciation and amortization	29,177	18,695	56,503	33,958
Gain on disposition of assets, net	(1,473)	(1,637)	(3,000)	(3,186)
Operating profit	37,800	38,705	63,241	82,690
Interest expense	(1,250)	(368)	(2,721)	(1,122)
Interest income	24	14	46	32
Other income, net	105	527	98	1,424
Income before income taxes	36,679	38,878	60,664	83,024
Income tax provision	14,221	15,063	23,449	31,164
Net income	$22,458	$23,815	$37,215	$51,860

Earnings per share
Basic	$0.23	$0.25	$0.39	$0.54
Diluted	$0.23	$0.24	$0.38	$0.53

Dividends per share	$0.06	$0.05	$0.12	$0.10

Average shares outstanding
Basic	96,778	96,350	96,603	96,037
Diluted	98,120	98,448	98,124	98,391

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(In thousands)
(Unaudited)

						Accumulated
				Capital in		Other
	Comprehensive	Common Stock		Excess of	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2007		98,040	$9,804	$16,728	$385,281	$(2,541)	$409,272
Stock issued for stock incentive plans, net		1,248	125	1,776	—	—	1,901
Stock purchased and retired		(694)	(69)	(7,468)	—	—	(7,537)
Net income	$37,215	—	—	—	37,215	—	37,215
Pension adjustment, net of taxes	44	—	—	—	—	44	44
Foreign currency translation,
of taxes	54	—	—	—	—	54	54
Unrealized gain on securities, of taxes	459	—	—	—	—	459	459
Comprehensive income	$37,772
Dividends declared		—	—	—	(11,642)	—	(11,642)
Stock-based compensation		—	—	1,809	—	—	1,809
Excess tax benefits for share-
based payments		—	—	767	—	—	767
Balance, June 30, 2008		98,594	$9,859	$13,612	$410,854	$(1,984)	$432,341

The accompanying note is an integral part of this consolidated financial statement.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007
(In thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$37,215	$51,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	56,515	33,969
Stock-based compensation expense	1,809	1,572
Gain on disposition of assets, net	(3,000)	(3,186)
Deferred income tax provision (benefit)	793	(516)
Excess tax benefits for share-based payments	(767)	(1,121)
Changes in current assets and liabilities:
Accounts receivable	(17,221)	(16,535)
Income taxes receivable	12,815	(7,009)
Inventories	(6,131)	(3,793)
Prepaid expenses and other current assets	2,100	2,065
Accounts payable	6,702	(2,399)
Income taxes payable	(1,340)	2,043
Accrued payroll and related expenses	(1,818)	(142)
Accrued insurance expenses	408	638
Accrued state, local and other taxes	1,295	1,211
Other accrued expenses	(81)	155
Changes in working capital	(3,271)	(23,766)
Changes in other assets and liabilities:
Accrued pension	799	(3,680)
Accrued insurance expenses	530	353
Other non-current assets	(798)	(691)
Other non-current liabilities	(662)	(2,411)
Net cash provided by operating activities	89,163	52,383

INVESTING ACTIVITIES
Capital expenditures	(101,263)	(134,047)
Proceeds from sale of assets	5,035	3,962
Net cash used for investing activities	(96,228)	(130,085)

FINANCING ACTIVITIES
Payment of dividends	(11,642)	(9,745)
Borrowings from notes payable to banks	186,950	291,750
Repayments of notes payable to banks	(160,800)	(202,200)
Debt issue costs for notes payable to banks	(94)	-
Excess tax benefits for share-based payments	767	1,121
Cash paid for common stock purchased and retired	(5,671)	(1,730)
Proceeds received upon exercise of stock options	245	500
Net cash provided by financing activities	9,755	79,696

Net increase in cash and cash equivalents	2,690	1,994
Cash and cash equivalents at beginning of period	6,338	2,729
Cash and cash equivalents at end of period	$9,028	$4,723

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

1.	GENERAL

The accompanying unaudited consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls an excess of fifty percent of the Company’s voting power.

2.	REVENUE

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

RPC, INC. AND SUBSIDIARIES

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share data )	2008	2007	2008	2007
Net income available for stockholders (numerator for basic and diluted earnings per share):	$22,458	$23,815	$37,215	$51,860
Shares (denominator):
Weighted average shares outstanding (denominator for basic earnings per share)	96,778	96,350	96,603	96,037
Effect of dilutive securities:
Employee stock options and restricted stock	1,342	2,098	1,521	2,354
Adjusted weighted average shares (denominator for diluted earnings per share)	98,120	98,448	98,124	98,391
Earnings per share:
Basic	$0.23	$0.25	$0.39	$0.54
Diluted	$0.23	$0.24	$0.38	$0.53

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS 162 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

RPC, INC. AND SUBSIDIARIES

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
FSP FAS 157-1 is effective upon the initial adoption of Statement 157.  FSP FAS 157-2 is effective February 12, 2008.  The Company adopted the provisions of FSP 157-1 and 157-2 in the first quarter of 2008.  See Note 13 for details regarding impact of adoption.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP EITF 03-6-1 effective January 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in its financial statements. The Company has periodically issued share-based payment awards that contain nonforfeitable rights to dividends and is in the process of evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity that is estimating the useful life of a recognized intangible asset to consider its historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension that are both consistent with the asset’s highest and best use and adjusted for entity-specific factors under SFAS No. 142.  The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material effect on its consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

5.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:
	Three months ended June 30,		Six months ended June 30,
(In thousands)	2008	2007	2008	2007
Net income as reported	$22,458	$23,815	$37,215	$51,860
Change in unrealized gain on securities, net of taxes	440	172	459	388
Pension adjustment, net of taxes	44	-	44	-
Change in foreign currency translation, net of taxes	10	21	54	28
Comprehensive income	$22,952	$24,008	$37,772	$52,276

6.	STOCK-BASED COMPENSATION

The Company reserved 5,062,500 shares of common stock under the 2004 Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of June 30, 2008, there were approximately 2,882,000 shares available for grants.

Stock-based employee compensation expense was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Pre-tax expense	$920	$837	$1,809	$1,572

After tax expense	584	566	1,160	1,071

RPC, INC. AND SUBSIDIARIES

Stock Options
Transactions involving RPC’s stock options for the six months ended June 30, 2008 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,878,252	$3.11	3.32 years
Granted	-	-	N/A
Exercised	(692,035)	3.05	N/A
Forfeited	(8,776)	3.88	N/A
Expired	-	-	N/A
Outstanding and exercisable at June 30, 2008	1,177,441	$3.13	3.54 years	$16,096,000

The total intrinsic value of stock options exercised was $5,596,000 during the six months ended June 30, 2008 and $7,197,000 during the six months ended June 30, 2007.  The tax benefits related to options exercised totaled $277,000 during the six months ended June 30, 2008 and have been classified as financing cash flows in accordance with SFAS 123(R), “Shared-Based Payments.”  There were no recognized excess tax benefits associated with the exercise of stock options during the six months ended June 30, 2007 since all of the stock options exercised were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock
The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2008:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2008	1,570,232	$11.01
Granted	608,500	9.81
Vested	(345,756)	8.86
Forfeited	(53,016)	11.17
Non-vested shares at June 30, 2008	1,779,960	$11.35

The total fair value of shares vested during the six months ended June 30, 2008 was approximately $3,675,000 and during the six months ended June 30, 2007 was approximately $4,902,000.  The tax benefits for compensation tax deductions in excess of compensation expense totaled approximately $490,000 and were credited to capital in excess of par value and are classified as financing cash flows in accordance with SFAS 123R.

Other Information

As of June 30, 2008, total unrecognized compensation cost related to non-vested restricted shares was $18,889,000 which is expected to be recognized over a weighted-average period of 3.8 years.  As of June 30, 2008, all of the compensation cost related to stock options has been recognized.

RPC, INC. AND SUBSIDIARIES

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

RPC, INC. AND SUBSIDIARIES

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
(in thousands)
Revenues:
Technical Services	$185,284	$140,199	$354,515	$282,505
Support Services	29,405	30,832	57,401	59,571
Total revenues	$214,689	$171,031	$411,916	$342,076
Operating profit (loss):
Technical Services	$31,958	$31,426	$52,644	$66,713
Support Services	6,764	8,496	12,622	18,037
Corporate	(2,395)	(2,854)	(5,025)	(5,246)
Gain on disposition of assets, net	1,473	1,637	3,000	3,186
Total operating profit	$37,800	$38,705	$63,241	$82,690
Interest expense	(1,250)	(368)	(2,721)	(1,122)
Interest income	24	14	46	32
Other income, net	105	527	98	1,424
Income before income taxes	$36,679	$38,878	$60,664	$83,024

Six months ended June 30, 2008	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at June 30, 2008	$535,159	$178,633	$39,362	$753,154
Capital expenditures	77,670	23,291	302	101,263
Depreciation and amortization	44,444	11,612	447	56,503

8. INVENTORIES

Inventories of $35,707,000 at June 30, 2008 and $29,602,000 at December 31, 2007 consist of raw materials, parts and supplies.

9. EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit (credit) cost and related components of the Company’s multiple employer Retirement Income Plan:

RPC, INC. AND SUBSIDIARIES

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007

Service cost	$-	$-	$-	$-
Interest cost	461	449	921	879
Expected return on plan assets	(636)	(652)	(1,272)	(1,160)
Amortization of net losses	71	236	142	430
Net periodic benefit credit	$(104)	$33	$(209)	$149

The Company has not made any contributions to the plan during the six months ended June 30, 2008 and does not currently expect to make any additional contributions to this plan during the remainder of 2008.

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

The Revolving Credit Agreement has a general term of five years and provides for an unsecured line of credit of up to $296.5 million, which includes a $50 million letter of credit subfacility, and a $20 million swingline subfacility. During the second quarter of 2008, the Company entered into a certain Commitment Increase Amendment to the Revolving Credit Agreement to increase the amount of the credit facility by $46.5 million to its current amount of $296.5 million. The maturity date of all revolving loans under the Credit Agreement is September 8, 2011, although the Company may request a one-year extension of the maturity date on the second anniversary of the closing of the Revolving Credit Agreement.  The Company has incurred loan origination fees and other debt related costs associated with the line of credit and Commitment Increase Amendment in the aggregate of approximately $514,000.  These costs are being amortized over the remaining term of the five year loan, and the net amount is classified as non-current other assets on the consolidated balance sheets.

Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at RPC's election:

●           the Base Rate, which is the greater of SunTrust Bank's "prime rate" for the day of the borrowing and a fluctuating rate per annum equal to the Federal Funds Rate plus .50%; or

RPC, INC. AND SUBSIDIARIES

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

As of June 30, 2008, RPC has outstanding borrowings of $182.6 million under the Revolving Credit Agreement.  Interest expense incurred on the line of credit was $1,473,000 and $3,221,000 during the three and six months ended June 30, 2008 and $1,532,000 and $2,286,000 during the three and six months ended June 30, 2007. The weighted average interest rate was 3.4% and 3.9% for the three and six months ended June 30, 2008 and 6.1% and 6.2% for the three and six months ended June 30, 2007.  For the six months ended June 30, 2008, and June 30, 2007, the Company capitalized interest of approximately $533,000 and $1,169,000 related to facilities and equipment under construction.  Additionally there were letters of credit outstanding relating to self-insurance programs and contract bids for $18 million as of June 30, 2008.

11.  INCOME TAXES

The Company determines its periodic income tax expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  The Company is subject to the provisions of FIN 48 and has analyzed filing positions in federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.  As a result of the implementation of FIN 48, the Company recognized an immaterial adjustment in the liability for unrecognized income tax benefits.  As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $922,000, of which $850,000, if recognized, would affect the Company’s effective tax rate.  As of December 31, 2007, the Company had gross tax affected unrecognized tax benefits of $10,000, of which $10,000, if recognized would affect the Company’s effective tax rate.  There have been no material changes to these amounts during the six months ended June 30, 2008.

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

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.   Accrued interest and penalties were immaterial as of June 30, 2008.

12.  SUPPLEMENTAL CASH FLOWS INFORMATION

The Company had accounts payable for purchases of property, plant and equipment of approximately $14,482,000 as of June 30, 2008 and $25,098,000 as of June 30, 2007.

13.  FAIR VALUE DISCLOSURES

The Company adopted SFAS 157, “Fair Value Measurements,” and FSP 157-2, “Effective Date of FASB Statement No. 157,” in the first quarter of 2008 for financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about items measured at fair value.  SFAS 157 does not require any new fair value measurements.  It applies to accounting pronouncements that already require or permit fair value measures.  As a result, the Company will not be required to recognize any new assets or liabilities at fair value. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

RPC, INC. AND SUBSIDIARIES

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of June 30, 2008:

	Fair value Measurements at June 30, 2008 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$4,871	$-	$-
Available for sale securities	2,155	-	-

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of June 30, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

RPC, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 28.

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

During the second quarter of 2008, revenues increased 25.5 percent to $214.7 million compared to the same period in the prior year.  The growth in revenues resulted from strong activity levels in our industry and capacity additions made during 2007 and 2008 partially offset by reduced pricing for many services resulting from increased competition.  International revenues for the second quarter of 2008 decreased due to declines in customer activity levels in Turkmenistan, Hungary, Gabon and Angola partially offset by increases in Oman, Saudi Arabia, United Arab Emirates, Egypt and Canada. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of services rendered and goods sold as a percentage of revenues increased approximately 4.4 percentage points in the second quarter of 2008 compared to the same period of 2007.  This increase was due primarily to the effect on revenues of lower pricing due to competition and increases in the cost of sourcing certain critical materials and supplies, and higher fuel costs.

Selling, general and administrative expenses as a percentage of revenues decreased by approximately 2.3 percentage points in the second quarter of 2008 compared to the same period in the prior year due to positive leverage of these costs realized from higher revenues.  Operating profit decreased in the current quarter compared to same period in the prior year due to pricing declines as a result of competition, higher costs for fuel and materials and supplies, and increased depreciation.

RPC, INC. AND SUBSIDIARIES

Income before income taxes was $36.7 million for the three months ended June 30, 2008 compared to $38.9 million in the prior year.  The effective tax rate for the three months ended June 30, 2008 was 38.8 percent compared to 38.7 percent in the prior year.  Diluted earnings per share decreased to $0.23 for the three months ended June 30, 2008 compared to $0.24 in the same period prior year. Cash flows from operating activities were $89.1 million for the six months ended June 30, 2008 compared to $52.4 million for the same period in the prior year, and cash and cash equivalents were $9.0 million at June 30, 2008, an increase of $2.7 million compared to December 31, 2007.  The notes payable to banks were $182.6 million as of June 30, 2008 and $125.2 million as of June 30, 2007.

Consistent with our strategy to grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $101.3 million during the first six months of 2008. Although we currently expect capital expenditures to be approximately $150 million during 2008, the total amount of expenditures for the year will depend primarily on equipment maintenance requirements and the ultimate delivery dates and timing of payments for equipment delivered.  We expect these expenditures to be primarily directed toward our larger, core service lines including primarily pressure pumping, but also hydraulic workover, coiled tubing, nitrogen, and rental tools.

Outlook

Drilling activity in the U.S. domestic oilfield, as measured by the rotary drilling rig count, has been stable or gradually increasing for several years, and the overall domestic rig count during the six months ended June 30, 2008 was approximately 4.1 percent higher than in the comparable period in 2007. The average price of oil increased by approximately 80.2 percent and the average price of natural gas increased by approximately 36.5 percent during the six months ended June 30, 2008 compared to the prior year.  Our response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure.  Although we increased our borrowings under our bank credit facility in 2007 and during the first six months of 2008, we will still maintain a conservative financial structure.  We expect revenues will be higher in 2008 than in 2007; however, we are experiencing pricing pressure for many of our services coupled with higher interest expense, higher depreciation expense resulting from increased capital expenditures and increases in employment, materials and supplies, fuel and other operating costs which reduces our operating profit, income before income taxes, and net income.  We believe that our operating profit, income before income taxes and net income will be lower in 2008 than in 2007.  In most of the Company’s service lines and many of our geographic markets, we are experiencing the negative impacts of increased competition.  One negative impact is lower pricing for our services.  In addition, increased competition increases the costs and reduces the availability of qualified employees and critical materials and supplies used in our business, and competitive pressures are preventing us from passing much of these increased costs through to our customers.

The high activity levels in the domestic oilfield have increased demand for equipment from the manufacturers of equipment and components used in the Company's business.  This increased demand has increased the lead times for ordering and delivery of such equipment and components over the past several years.  As of the end of the second quarter of 2008, however, we believe that much of this demand has been met, and that delivery lead times for many types of equipment have decreased.

RPC, INC. AND SUBSIDIARIES

Further discussion of the Company’s outlook is set forth under the Outlook section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 and is incorporated herein by reference.  There have been no significant changes in the Company’s outlook since the filing of the 10-K for 2007 except as discussed above.

RESULTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Consolidated revenues [in thousands]	$214,689	$171,031	$411,916	$342,076
Revenues by business segment [in thousands]:
Technical	$185,284	$140,199	$354,515	$282,505
Support	29,405	30,832	57,401	59,571

Consolidated operating profit [in thousands]	$37,800	$38,705	$63,241	$82,690
Operating profit (loss) by business segment [in thousands]:
Technical	$31,958	$31,426	$52,644	$66,713
Support	6,764	8,496	12,622	18,037
Corporate	$(2,395)	$(2,854)	$(5,025)	$(5,246)
Gain on disposition of assets, net	$1,473	$1,637	$3,000	$3,186

Percentage cost of services rendered & goods sold to revenues	56.0%	51.6%	57.7%	51.4%
Percentage selling, general & administrative expenses to revenues	13.5%	15.8%	13.9%	15.5%
Percentage depreciation and amortization expense to revenues	13.6%	10.9%	13.7%	9.9%
Average U.S. domestic rig count	1,864	1,757	1,817	1,746
Average natural gas price (per thousand cubic feet (mcf))	$11.33	$7.44	$9.98	$7.31
Average oil price (per barrel)	$125.24	$65.33	$111.64	$61.96

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Revenues.  Revenues for the three months ended June 30, 2008 increased 25.5 percent compared to the three months ended June 30, 2007.  Domestic revenues increased 29.1 percent to $206.0 million during the second quarter of 2008 compared to the same period in the prior year.  The increases in revenues are due primarily to strong industry activity levels and increased capacity driven by equipment purchased under our long-term growth plan partially offset by increased competition which has adversely impacted pricing for services and to a lesser extent utilization.  International revenues decreased from $11.4 million to $8.7 million compared to the prior year quarter.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas increased approximately 52.3 percent and the average price of oil increased 91.7 percent during the second quarter of 2008 as compared to the prior year.  The average domestic rig count during the quarter was approximately 6.1 percent higher than the same period in 2007.  This increase in drilling activity had a positive impact on our financial results.  We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

The Technical Services segment revenues for the quarter increased 32.2 percent compared to the second quarter of last year.  Revenues in this segment increased due primarily to strong industry activity and higher capacity through increased capital expenditures partially offset by lower pricing for services. The Support Services segment revenues for the quarter decreased 4.6 percent compared to the second  quarter of prior year.  This decline was due to slightly lower pricing in the rental tool service line, the largest within this segment.  Operating profit declined in both segments primarily due to the negative margin impact from competitive pricing pressure, higher fuel and transportation costs, higher costs for critical materials and supplies and increased depreciation expense with the additional equipment added to our fleet.

Cost of services rendered and goods sold. Cost of services rendered and goods sold increased 36.3 percent to $120.2 million for the three months ended June 30, 2008 compared to $88.2 million for three months ended June 30, 2007.  This increase is attributable to the variable nature of many of these expenses, including increases in materials and supplies, direct employment costs caused by competition for qualified employees and fuel and transportation costs. Cost of services rendered and goods sold, as a percent of revenues, increased in the second quarter of 2008 compared to the second quarter of 2007 due primarily to increases in cost of certain critical materials and supplies to perform customer jobs, direct employment costs and fuel costs, most of which could not be passed through to the customer because of the competitive environment.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the three months ended June 30, 2008 increased 7.1 percent to $29.0 million compared to $27.1 million for the three months ended June 30, 2007. This increase was primarily due to higher compensation costs and other operational expenses consistent with higher activity levels.  However, these costs as a percent of revenues decreased during the three months ended June 30, 2008 compared to the same period in the prior year due to the fixed nature of these expenses and the positive cost leverage realized with increasing revenues.

Depreciation and amortization.   Depreciation and amortization totaled $29.2 million for the three months ended June 30, 2008, a 56.1 percent increase, compared to $18.7 million for the quarter ended June 30, 2007. This increase in depreciation and amortization resulted from a higher level of capital expenditures during recent quarters within both Technical Services and Support Services to increase capacity, expand facilities and to maintain our existing fleet of equipment.

RPC, INC. AND SUBSIDIARIES

Gain on disposition of assets, net.  Gain on disposition of assets, net was $1.5 million for the three months ended June 30, 2008 compared to $1.6 million for the three months ended June 30, 2007.  The gain on disposition of assets, net include gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other income, net was $105 thousand for the three months ended June 30, 2008 and $527 thousand for the same period in the prior year.  Other (expense) income, net primarily includes gains and losses from investments in the non-qualified plan being marked to market, settlements of various legal and insurance claims and royalty payments.

 Interest expense and interest income.  Interest expense was $1.3 million for the three months ended June 30, 2008 compared to $368 thousand for the quarter ended June 30, 2007.  The increase in 2008 is due to a higher average balance on our revolving line of credit, net of interest capitalized on equipment and facilities under construction.  Interest income was $24 thousand for the three months ended June 30, 2008 compared to $14 thousand for the same period of the prior year.

Income tax provision. Income tax provision was $14.2 million during the three months ended June 30, 2008, compared to $15.1 million in 2007.  This decrease was due to the decrease in income before taxes.  The effective tax rate was essentially unchanged at 38.8 percent for the three months ended June 30, 2008 compared to 38.7 percent for the three months ended June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Revenues.  Revenues for the six months ended June 30, 2008 increased 20.4 percent compared to the six months ended June 30, 2007.  Domestic revenues increased 23.4 percent to $394.8 million during the second quarter of 2008 compared to the same period in the prior year.  The increases in revenues are due primarily to strong industry activity levels and increased capacity driven by equipment purchased under our long-term growth plan partially offset by increased competition which has adversely impacted pricing for services and to a lesser extent utilization.  International revenues decreased from $22.1 million to $17.1 million compared to the prior period.  Revenues decreased due to declines in customer activity levels in Turkmenistan, Hungary, Cameroon and Angola partially offset by increases in Saudi Arabia, Oman, United Arab Emirates, Egypt, Canada and Gabon.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas increased approximately 36.5 percent and the average price of oil increased 80.2 percent during the six months ended June 30, 2008 as compared to the prior year.  The average domestic rig count during the period was approximately 4.1 percent higher than the same period in 2007.  This increase in drilling activity had a positive impact on our financial results.  We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

The Technical Services segment revenues for the first six months of 2008 increased 25.5 percent compared to the same period of last year.  Revenues in this segment increased due primarily to strong industry activity and higher capacity through increased capital expenditures partially offset by lower pricing for services. The Support Services segment revenues for the first six months of 2008 decreased 3.6 percent compared to the same period of prior year.  This decline was due to slightly lower pricing in the rental tool service line, the largest within this segment.  Operating profit declined in both segments primarily due to the negative margin impact from competitive pricing pressure, higher fuel and transportation costs, higher costs for critical materials and supplies and increased depreciation expense with the additional equipment added to our fleet.

RPC, INC. AND SUBSIDIARIES

Cost of services rendered and goods sold. Cost of services rendered and goods sold increased 35.4 percent to $237.8 million for the six months ended June 30, 2008 compared to $175.7 million for the six months ended June 30, 2007.  The increase is attributable to the variable nature of many of these expenses, including increases in materials and supplies, direct employment costs caused by competition for qualified employees and fuel and transportation costs. Cost of services rendered and goods sold, as a percent of revenues, increased in first six months of 2008 compared to the same period of 2007 due primarily to increases in cost of certain critical materials and supplies to perform customer jobs, direct employment costs and fuel costs, most of which could not be passed through to the customer because of the competitive environment.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the six months ended June 30, 2008 increased 8.4 percent to $57.3 million compared to $52.9 million for the six months ended June 30, 2007. This increase was primarily due to higher compensation costs and other operational expenses consistent with higher activity levels.  However, these costs as a percent of revenues decreased during the six months ended June 30, 2008 compared to the same period in the prior year due to the fixed nature of these expenses and the positive cost leverage realized with increasing revenues.

Depreciation and amortization.   Depreciation and amortization totaled $56.5 million for the six months ended June 30, 2008, a 66.4 percent increase, compared to $34.0 million for the six months ended June 30, 2007. This increase in depreciation and amortization resulted from a higher level of capital expenditures during recent quarters within both Technical Services and Support Services to increase capacity, expand facilities and to maintain our existing fleet of equipment.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $3.0 million for the six months ended June 30, 2008 compared to $3.2 million for the six months ended June 30, 2007.  The gain on disposition of assets, net include gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other income, net was $98 thousand for the six months ended June 30, 2008 and $1.4 million for the same period in the prior year.  Other (expense) income, net primarily includes gains and losses from investments in the non-qualified plan being marked to market, settlements of various legal and insurance claims and royalty payments.

 Interest expense and interest income.  Interest expense was $2.7 million for the six months ended June 30, 2008 compared to $1.1 million for the six months ended June 30, 2007.  The increase in 2008 is due to a higher average balance on our revolving line of credit, net of interest capitalized on equipment and facilities under construction.  Interest income was $46 thousand for the six months ended June 30, 2008 compared to $32 thousand for the same period of the prior year.

RPC, INC. AND SUBSIDIARIES

Income tax provision. Income tax provision was $23.4 million during the six months ended June 30, 2008, compared to $31.2 million in 2007.  This decrease was due to the decrease in income before taxes partially offset by an increase in the effective tax rate to 38.7 percent for the six months ended June 30, 2008 from 37.5 percent for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2008 were $9.0 million.  The following table sets forth the historical cash flows for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
(In thousands)	2008	2007

Net cash provided by operating activities	$89,163	$52,383
Net cash used for investing activities	(96,228)	(130,085)
Net cash provided by financing activities	9,755	79,696

Cash provided by operating activities for the six months ended June 30, 2008 increased by $36.7 million compared to the comparable period in the prior year.  Although net income decreased $14.6 million for the six months ended June 30, 2008 compared to the same period of 2007, cash provided by operating activities increased due primarily to an increase in depreciation due to higher capital expenditures over the year, lower contributions to the pension plan and lower growth in working capital requirements. Positive changes in working capital requirements were due to decreases in income taxes receivable/ payable, net due to timing of tax payments together with  increases in accounts payable and accrued state, local and other taxes. These positive changes were partially offset by increases in inventory and accounts receivable resulting from increased business activity levels and higher revenues.

Cash used for investing activities for the six months ended June 30, 2008 decreased by $33.9 million, compared to the six months ended June 30, 2007, as a result of lower capital expenditures.

Cash provided by financing activities for the six months ended June 30, 2008 decreased by $69.8 million, compared to the six months ended June 30, 2007, due to a decrease in net borrowings from notes payable to banks, higher repurchases of the Company's stock and an increase in dividends per share paid to common shareholders.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2008, remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, cash expected to be generated from operations and our credit facility will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $296.5 million revolving credit facility (the “Revolving Credit Agreement”) and during the second quarter of 2008, the Company entered into that certain Commitment Increase Amendment to the Revolving Credit Agreement to increase the amount of the credit facility by $46.5 million to it current amount of $296.5 million.  All of the facilities mature in 2011. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $182.6 million at June 30, 2008 and approximately $18 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  Therefore a total of $95.9 million was available under our facility as of June 30, 2008.  Additional information regarding our Revolving Credit Agreement is included in Note 10 to our Consolidated Financial Statements included in this report.

RPC, INC. AND SUBSIDIARIES

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position, including access to borrowings under our credit facility, and the expected amount of cash to be provided by operations.  We believe our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels.  In addition, the Company’s decisions about the amount of cash to be used for investing and financing activities may also be influenced by the financial covenants in our credit facility.

RPC, INC. AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2008 will be approximately $150 million, of which $101.3 million has been spent as of June 30, 2008.  We expect these expenditures to be primarily directed towards revenue-producing equipment in our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools. The actual amount of 2008 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.  The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statute that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  The Company did not make any contributions to the pension plan in the second quarter of 2008 and does not currently expect to make any contributions to the pension plan for the remainder of 2008.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 11,812,500 shares.  The Company repurchased 335,600 shares of common stock under the program during the six months ended June 30, 2008 and may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies and restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On July 22, 2008, the Board of Directors approved a $0.06 per share cash dividend payable September 10, 2008 to stockholders of record at the close of business August 8, 2008.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

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

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.  During the six months ended June 30, 2008, RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $516,000 compared to $463,000 for the comparable period in 2007.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $152,000 for the six months ended June 30, 2008 and $589,000 for the six months ended June 30, 2007.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $48,000 for the six months ended June 30, 2008 and $35,000 for the six months ended June 30, 2007.

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

RPC, INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its $296.5 million credit facility.  As of June 30, 2008, there are outstanding interest-bearing advances of $182.6 million on our credit facility which bear interest at a floating rate.  A change in the interest rate of one percent on the balance outstanding at June 30, 2008 would cause a change of $1,826,000 in total annual interest costs.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, June 30, 2008 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the second quarter of 2008 are outlined below.

				Total Number of	Maximum Number (or
				Shares (or Units)	Approximate Dollar Value) of
	Total Number of			Purchased as Part of	Shares (or Units) that May Yet
	Shares (or Units)		Average Price Paid	Publicly Announced	Be Purchased Under the Plans
Period	Purchased		Per Share (or Unit)	Plans or Programs	or Programs (2)
Month #1
April 1, 2008 to April 30, 2008	45,117	(1)	$14.38	-	3,731,365

Month #2
May 1, 2008 to May 31, 2008	1,972	(1)	$14.43	-	3,731,365

Month #3
June 1, 2008 to June 30, 2008	922	(1)	$15.42	-	3,731,365

Totals	48,011		$14.40	-	3,731,365

(1)	Consists of shares repurchased by the Company in connection with option exercises and taxes related to vesting of restricted shares.
(2)
The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 11,812,500 shares in the open market. Currently the program does not have a predetermined expiration date.

RPC, INC. AND SUBSIDIARIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on April 22, 2008.  At the meeting, the stockholders re-elected three Class I directors to the Board of Directors for the terms expiring in 2011.

The following table sets forth the votes cast with respect to each of these proposals:

Proposal	For	Withheld
Re-election of R. Randall Rollins	91,500,058	2,991,183
Re-election of Henry B. Tippie	94,123,910	367,331
Re-election of James B. Williams	94,136,764	354,477

Messrs. Richard A. Hubbell, Bill J. Dismuke, Wilton Looney, Gary W. Rollins and James A. Lane, Jr. and Ms. Linda H. Graham, were not up for re-election and have continued as directors.

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

10.1
Commitment Increase Amendment to Revolving Credit Agreement dated as of June 9, 2008, by and among the Company, the several banks and other financial institutions from time to time party thereto and SunTrust Bank, in its capacity as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 9, 2008).

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

RPC, INC.

/s/ Richard A. Hubbell
Date: August 4, 2008	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: August 4, 2008	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)