Form 10-Q
period 2008-09-30
RPC INC
filed 2008-11-07
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of October 30, 2008, RPC, Inc. had 98,114,022 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(In thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS		(Note 1)

Cash and cash equivalents	$3,293	$6,338
Accounts receivable, net	218,616	176,154
Inventories	40,633	29,602
Deferred income taxes	5,293	3,974
Income taxes receivable	17,842	12,296
Prepaid expenses and other current assets	4,063	6,696
Total current assets	289,740	235,060
Property, plant and equipment, net	477,479	433,126
Goodwill	24,093	24,093
Other assets	9,743	8,736
Total assets	$801,055	$701,015

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$72,350	$61,371
Accrued payroll and related expenses	21,879	17,972
Accrued insurance expenses	5,705	4,753
Accrued state, local and other taxes	4,026	1,719
Income taxes payable	2,160	4,340
Other accrued expenses	411	567
Total current liabilities	106,531	90,722
Accrued insurance expenses	8,601	8,166
Notes payable to banks	185,600	156,400
Long-term pension liabilities	5,174	4,527
Other long-term liabilities	2,562	2,692
Deferred income taxes	48,036	29,236
Total liabilities	356,504	291,743
Common stock	9,810	9,804
Capital in excess of par value	6,496	16,728
Retained earnings	430,778	385,281
Accumulated other comprehensive loss	(2,533)	(2,541)
Total stockholders' equity	444,551	409,272
Total liabilities and stockholders' equity	$801,055	$701,015

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues	$237,217	$161,961	$649,133	$504,037
Cost of services rendered and goods sold	134,878	91,431	372,723	267,143
Selling, general and administrative expenses	29,660	26,327	86,987	79,229
Depreciation and amortization	30,445	20,846	86,948	54,804
Gain on disposition of assets, net	(1,998)	(1,306)	(4,998)	(4,492)
Operating profit	44,232	24,663	107,473	107,353
Interest expense	(1,241)	(1,391)	(3,962)	(2,513)
Interest income	17	17	63	49
Other (expense) income, net	(356)	200	(258)	1,624
Income before income taxes	42,652	23,489	103,316	106,513
Income tax provision	16,872	8,596	40,321	39,760
Net income	$25,780	$14,893	$62,995	$66,753

Earnings per share
Basic	$0.27	$0.15	$0.65	$0.69
Diluted	$0.26	$0.15	$0.64	$0.68

Dividends per share	$0.06	$0.05	$0.18	$0.15

Average shares outstanding
Basic	96,802	96,426	96,728	96,128
Diluted	98,232	98,261	98,202	98,335

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(In thousands)
(Unaudited)

	Comprehensive	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Income (Loss)	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2007		98,040	$9,804	$16,728	$385,281	$(2,541)	$409,272
Stock issued for stock incentive
plans, net		1,284	128	1,916	—	—	2,044
Stock purchased and retired		(1,222)	(122)	(15,682)	—	—	(15,804)
Net income	$62,995	—	—	—	62,995	—	62,995
Pension adjustment, net of taxes	89	—	—	—	—	89	89
Foreign currency translation,
net of taxes	(40)	—	—	—	—	(40)	(40)
Unrealized gain on securities,
net of taxes	(41)	—	—	—	—	(41)	(41)
Comprehensive income	$63,003
Dividends declared		—	—	—	(17,498)	—	(17,498)
Stock-based compensation		—	—	2,728	—	—	2,728
Excess tax benefits for share-
based payments		—	—	806	—	—	806
Balance, September 30, 2008		98,102	$9,810	$6,496	$430,778	$(2,533)	$444,551

The accompanying notes are an integral part of this consolidated financial statement.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$62,995	$66,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	86,948	54,808
Stock-based compensation expense	2,728	2,401
Gain on disposition of assets, net	(4,998)	(4,492)
Deferred income tax provision	17,425	3,938
Excess tax benefits for share-based payments	(806)	(1,121)
Changes in current assets and liabilities:
Accounts receivable	(42,557)	(11,658)
Income taxes receivable	(4,740)	(5,805)
Inventories	(11,098)	(6,892)
Prepaid expenses and other current assets	2,504	2,697
Accounts payable	13,466	1,239
Income taxes payable	(2,180)	(2,483)
Accrued payroll and related expenses	3,907	3,358
Accrued insurance expenses	952	1,224
Accrued state, local and other taxes	2,307	516
Other accrued expenses	(137)	31
Changes in working capital	(37,576)	(17,773)
Changes in other assets and liabilities:
Accrued pension	647	(3,362)
Accrued insurance expenses	435	1,350
Other non-current assets	(777)	(888)
Other non-current liabilities	(130)	(2,016)
Net cash provided by operating activities	126,891	99,598

INVESTING ACTIVITIES
Capital expenditures	(136,941)	(197,550)
Proceeds from sale of assets	8,143	6,295
Net cash used for investing activities	(128,798)	(191,255)

FINANCING ACTIVITIES
Payment of dividends	(17,498)	(14,608)
Borrowings from notes payable to banks	299,650	390,350
Repayments of notes payable to banks	(270,450)	(277,100)
Debt issue costs for notes payable to banks	(94)	-
Excess tax benefits for share-based payments	806	1,121
Cash paid for common stock purchased and retired	(13,856)	(1,730)
Proceeds received upon exercise of stock options	304	552
Net cash (used for) provided by financing activities	(1,138)	98,585

Net (decrease) increase in cash and cash equivalents	(3,045)	6,928
Cash and cash equivalents at beginning of period	6,338	2,729
Cash and cash equivalents at end of period	$3,293	$9,657

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

RPC’s revenues are generated principally from providing services and the related equipment.  Revenues are recognized when the services are rendered and collectibility is reasonably assured.  Revenues from services and equipment are based on fixed or determinable priced purchase orders or contracts with the customer and do not include the right of return.  Rates for services and equipment are priced on a per day, per unit of measure, per man hour or similar basis.  Sales tax charged to customers is presented on a net basis within the consolidated statement of operations and excluded from revenues.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share data )	2008	2007	2008	2007
Net income available for stockholders (numerator for basic and diluted earnings per share):	$25,780	$14,893	$62,995	$66,753
Shares (denominator):
Weighted average shares outstanding (denominator for basic earnings per share)	96,802	96,426	96,728	96,128
Effect of dilutive securities:
Employee stock options and restricted stock	1,430	1,835	1,474	2,207
Adjusted weighted average shares (denominator for diluted earnings per share)	98,232	98,261	98,202	98,335
Earnings per share:
Basic	$0.27	$0.15	$0.65	$0.69
Diluted	$0.26	$0.15	$0.64	$0.68

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”   FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  Certain key existing principles of SFAS 157 illustrated in the example include the following: determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment when evaluating the various sources of the fair value measurement including individual transactions or broker quotes.  In addition, FSP FAS 157-3 states that if an entity uses its own assumptions to determine fair value, it must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks.  FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The Company adopted FSP FAS 157-3 in the third quarter of 2008 and has concluded that it does not have a material effect on its consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees – An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”   This FSP amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  This FSP also amends FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee.   Further this FSP clarifies the Board’s intent about the effective date of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The provisions of this FSP that amend SFAS No. 161 and FIN 45 are effective for reporting periods ending after November 15, 2008 and the clarification of the effective date of SFAS No. 161 is effective upon issuance of this FSP.  The Company is currently in the process of determining the additional disclosures required upon the adoption of this FSP.

In September 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP EITF 03-6-1 effective January 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in its financial statements. The Company has periodically issued share-based payment awards that contain nonforfeitable rights to dividends and is in the process of evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of SFAS 162 is not expected to have a significant impact on the Company’s consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS 161 requires enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application being encouraged.  The Company does not have any derivative instruments nor is currently involved in hedging activities and therefore adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” These FSPs:
●          Exclude certain leasing transactions accounted for under FASB Statement No. 13, Accounting for Leases, from the scope of FASB Statement No. 157, “Fair Value Measurements” (Statement 157). The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157.
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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2008	2007	2008	2007
Net income as reported	$25,780	$14,893	$62,995	$66,753
Change in unrealized gain on securities, net of taxes	(500)	(27)	(41)	361
Pension adjustment, net of taxes	45	-	89	-
Change in foreign currency translation, net of taxes	(94)	241	(40)	269
Comprehensive income	$25,231	$15,107	$63,003	$67,383

6.	STOCK-BASED COMPENSATION

The Company reserved 5,062,500 shares of common stock under its 2004 Stock Incentive Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of September 30, 2008, there were approximately 2,890,000 shares available for grants.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007

Pre-tax expense	$919	$829	$2,728	$2,401

After tax expense	584	561	1,744	1,632

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
Transactions involving RPC’s stock options for the nine months ended September 30, 2008 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,878,252	$3.11	3.32 years
Granted	-	-	N/A
Exercised	(738,651)	3.05	N/A
Forfeited	(8,776)	3.88	N/A
Expired	-	-	N/A
Outstanding and exercisable at September 30, 2008	1,130,825	$3.14	3.14 years	$12,349,000

The total intrinsic value of stock options exercised was approximately $6,134,000 during the nine months ended September 30, 2008 and approximately $7,422,000 during the nine months ended September 30, 2007.  The tax benefits related to options exercised totaled $277,000 during the nine months ended September 30, 2008 and have been classified as financing cash flows in accordance with SFAS 123(R), “Shared-Based Payments.”  There were no recognized excess tax benefits associated with the exercise of stock options during the nine months ended September 30, 2007 since all of the stock options exercised were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock
The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2008:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2008	1,570,232	$11.01
Granted	608,500	9.81
Vested	(345,756)	8.86
Forfeited	(60,857)	11.61
Non-vested shares at September 30, 2008	1,772,119	$11.34

The total fair value of shares vested during the nine months ended September 30, 2008 was approximately $3,675,000 and during the nine months ended September 30, 2007 was approximately $4,902,000.  The tax benefits for compensation tax deductions in excess of compensation expense for the nine months ended September 30, 2008 totaled approximately $529,000 and were credited to capital in excess of par value and are classified as financing cash flows in accordance with SFAS 123R.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information

As of September 30, 2008, total unrecognized compensation cost related to non-vested restricted shares was approximately $17,970,000 which is expected to be recognized over a weighted-average period of 3.6 years.  As of September 30, 2008, all of the compensation cost related to stock options has been recognized.

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

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
(in thousands)

Revenues:
Technical Services	$203,462	$134,819	$557,977	$417,324
Support Services	33,755	27,142	91,156	86,713
Total revenues	$237,217	$161,961	$649,133	$504,037
Operating profit (loss):
Technical Services	$34,644	$20,558	$87,288	$87,271
Support Services	10,333	5,527	22,955	23,564
Corporate	(2,743)	(2,728)	(7,768)	(7,974)
Gain on disposition of assets, net	1,998	1,306	4,998	4,492
Total operating profit	$44,232	$24,663	$107,473	$107,353
Interest expense	(1,241)	(1,391)	(3,962)	(2,513)
Interest income	17	17	63	49
Other (expense) income, net	(356)	200	(258)	1,624
Income before income taxes	$42,652	$23,489	$103,316	$106,513

Nine months ended September 30, 2008	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at September 30, 2008	$553,103	$197,601	$50,351	$801,055
Capital expenditures	105,717	30,314	910	136,941
Depreciation and amortization	68,318	17,961	669	86,948

8.	INVENTORIES

Inventories of $40,633,000 at September 30, 2008 and $29,602,000 at December 31, 2007 consist of raw materials, parts and supplies.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit (credit) cost and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007

Service cost	$-	$-	$-	$-
Interest cost	461	440	1,382	1,319
Expected return on plan assets	(636)	(580)	(1,908)	(1,741)
Amortization of net losses	71	214	213	645
Net periodic benefit (credit)cost	$(104)	$74	$(313)	$223

The Company has not made any contributions to the plan during the nine months ended September 30, 2008 and does not currently expect to make any additional contributions to this plan during the remainder of 2008.

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

The Revolving Credit Agreement has a general term of five years and provides for an unsecured line of credit of up to $296.5 million, which includes a $50 million letter of credit subfacility, and a $20 million swingline subfacility. During the second quarter of 2008, the Company entered into a certain Commitment Increase Amendment to the Revolving Credit Agreement to increase the amount of the credit facility by $46.5 million to its current amount of $296.5 million. The maturity date of all revolving loans under the Credit Agreement is September 8, 2011.  The Company has incurred loan origination fees and other debt related costs associated with the line of credit and Commitment Increase Amendment in the aggregate of approximately $514,000.  These costs are being amortized over the remaining term of the five year loan, and the net amount is classified as non-current other assets on the consolidated balance sheets.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2008, RPC has outstanding borrowings of $185.6 million under the Revolving Credit Agreement.  Interest expense incurred on the line of credit was $1,473,000 and $4,684,000 during the three and nine months ended September 30, 2008 and $1,979,000 and $4,265,000 during the three and nine months ended September 30, 2007. The weighted average interest rate was 3.3% and 3.7% for the three and nine months ended September 30, 2008 and 6.1% and 6.2% for the three and nine months ended September 30, 2007.  For the nine months ended September 30, 2008, and September 30, 2007, the Company capitalized interest of approximately $803,000 and $1,761,000 related to facilities and equipment under construction.  Additionally there were letters of credit outstanding relating to self-insurance programs and contract bids for $17.3 million as of September 30, 2008.

11.	INCOME TAXES

The Company determines its periodic income tax expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  The Company is subject to the provisions of FIN 48 and has analyzed filing positions in federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.  As a result of the implementation of FIN 48, the Company recognized an immaterial adjustment in the liability for unrecognized income tax benefits.  As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $922,000, of which $850,000, if recognized, would affect the Company’s effective tax rate.  As of December 31, 2007, the Company had gross tax affected unrecognized tax benefits of $10,000, of which $10,000, if recognized would affect the Company’s effective tax rate.  There have been no material changes to these amounts during the nine months ended September 30, 2008.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.   Accrued interest and penalties were immaterial as of September 30, 2008.

12.	SUPPLEMENTAL CASH FLOWS INFORMATION

The Company had accounts payable for purchases of property, plant and equipment of approximately $16,719,000 as of September 30, 2008 and approximately $16,145,000 as of September 30, 2007.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of September 30, 2008:

	Fair value Measurements at September 30, 2008 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$4,642	$-	$-
Available for sale securities	1,366	-	-

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of September 30, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 30.

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

During the third quarter of 2008, revenues increased 46.5 percent to $237.2 million compared to the same period in the prior year.  The growth in revenues is primarily due to higher capacity from revenue-producing equipment placed in service during the last 12 months, and greater utilization of the entire fleet of revenue-producing equipment.  International revenues for the third quarter of 2008 decreased due to declines in customer activity levels in Turkmenistan, Hungary, Gabon and Eqypt partially offset by increases in Congo, Saudi Arabia, Australia, and Canada. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of revenues as a percentage of revenues increased approximately 0.4 percentage points in the third quarter of 2008 compared to the same period of 2007.  This increase was due primarily to higher costs for materials and supplies and increased maintenance and repairs expenses, partially offset by lower employment costs as a percentage of revenues.

Selling, general and administrative expenses as a percentage of revenues decreased by approximately 3.7 percentage points in the third quarter of 2008 compared to the same period in the prior year due to positive leverage of these costs realized from higher revenues.

RPC, INC. AND SUBSIDIARIES

Income before income taxes was $42.7 million for the three months ended September 30, 2008 compared to $23.5 million in the prior year.  The effective tax rate for the three months ended September 30, 2008 was 39.6 percent compared to 36.6 percent in the prior year.  Diluted earnings per share increased to $0.26 for the three months ended September 30, 2008 compared to $0.15 in the same period in the prior year. Cash flows from operating activities were $126.9 million for the nine months ended September 30, 2008 compared to $99.6 million for the same period in the prior year, and cash and cash equivalents were $3.3 million at September 30, 2008, a decrease of $3.0 million compared to December 31, 2007.  The notes payable to banks were $185.6 million as of September 30, 2008 and $148.9 million as of September 30, 2007.

Consistent with our strategy to grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $136.9 million during the first nine months of 2008. Although we currently expect capital expenditures to be approximately $170 million during 2008, the total amount of expenditures for the year will depend primarily on equipment maintenance requirements and the ultimate delivery dates and timing of payments for equipment delivered.  We expect these expenditures to be primarily directed toward our larger, core service lines including primarily pressure pumping, but also hydraulic workover, coiled tubing, nitrogen, and rental tools.

Outlook

Drilling activity in the U.S. domestic oilfield, as measured by the rotary drilling rig count, has been stable or gradually increasing for several years, and the overall domestic rig count during the nine months ended September 30, 2008 was approximately 6.3 percent higher than in the comparable period in 2007. The average price of oil increased by approximately 71.3 percent and the average price of natural gas increased by approximately 39.4 percent during the nine months ended September 30, 2008 compared to the prior year.  We are watching closely the recent softness in natural gas and oil prices, the current announcements by some of our customers that they plan to reduce their exploration and production spending, as well as any indications that the general economy is slowing, which will reduce the demand for these commodities, and ultimately, our customers’ demands for our services.  We are also closely monitoring the turmoil in the financial markets for any implications that it may have for our capital expenditure and other capital structuring and capital allocation strategies.  Our response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure.  Although we increased our borrowings under our bank credit facility in 2007 and during the first nine months of 2008, we still maintain a conservative financial structure.  We expect revenues and operating profit will be higher in 2008 than in 2007; however, we are experiencing pricing pressure for many of our services coupled with higher interest expense, higher depreciation expense resulting from increased capital expenditures and increases in employment, materials and supplies, fuel and other operating costs which reduces our operating profit, income before income taxes, and net income.  We believe that our income before income taxes and net income will be lower in 2008 than in 2007.  In most of the Company’s service lines and many of our geographic markets, we are experiencing the negative impacts of increased competition.  One negative impact is lower pricing for our services.  In addition, increased competition increases the costs and reduces the availability of qualified employees and critical materials and supplies used in our business, and competitive pressures are preventing us from passing much of these increased costs through to our customers.

RPC, INC. AND SUBSIDIARIES

The high activity levels in the domestic oilfield have increased demand for equipment from the manufacturers of equipment and components used in the Company's business.  This increased demand has increased the lead times for ordering and delivery of such equipment and components over the past several years.  As of the end of the third quarter of 2008, however, we believe that much of this demand has been met, and that delivery lead times for many types of equipment have decreased.

Further discussion of the Company’s outlook is set forth under the Outlook section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 and is incorporated herein by reference.  There have been no significant changes in the Company’s outlook since the filing of the 10-K for 2007 except as discussed above.

RESULTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Consolidated revenues [in thousands]	$237,217	$161,961	$649,133	$504,037
Revenues by business segment [in thousands]:
Technical	$203,462	$134,819	$557,977	$417,324
Support	$33,755	$27,142	$91,156	$86,713

Consolidated operating profit [in thousands]	$44,232	$24,663	$107,473	$107,353
Operating profit (loss) by business segment [in thousands]:
Technical	$34,644	$20,558	$87,288	$87,271
Support	$10,333	$5,527	$22,955	$23,564
Corporate	$(2,743)	$(2,728)	$(7,768)	$(7,974)
Gain on disposition of assets, net	$1,998	$1,306	$4,998	$4,492

Percentage cost of revenues to revenues	56.9%	56.5%	57.4%	53.0%
Percentage selling, general & administrative expenses to revenues	12.5%	16.3%	13.4%	15.7%
Percentage depreciation and amortization expense to revenues	12.8%	12.9%	13.4%	10.9%
Average U.S. domestic rig count	1,979	1,789	1,871	1,760
Average natural gas price (per thousand cubic feet (mcf))	$9.00	$6.15	$9.65	$6.92
Average oil price (per barrel)	$118.83	$75.74	$114.03	$66.56

RPC, INC. AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenues.  Revenues for the three months ended September 30, 2008 increased 46.5 percent compared to the three months ended September 30, 2007.  Domestic revenues increased 52.6 percent to $230.1 million during the third quarter of 2008 compared to the same period in the prior year.  The increases in revenues are due primarily to strong industry activity levels and increased capacity driven by equipment purchased under our long-term growth plan.  International revenues decreased from $11.2 million to $7.1 million compared to the prior year quarter.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas increased approximately 46.3 percent and the average price of oil increased 56.9 percent during the third quarter of 2008 as compared to the prior year.  The average domestic rig count during the quarter was approximately 10.6 percent higher than the same period in 2007.  This increase in drilling activity had a positive impact on our financial results.  We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

The Technical Services segment revenues for the quarter increased 50.9 percent compared to the third quarter of last year.  Revenues in this segment increased due primarily to strong industry activity, which included more unconventional drilling, increased capacity, and improved utilization, particularly in pressure pumping and downhole tool services. The Support Services segment revenues for the quarter rose by 24.4 percent compared to the third quarter of prior year.  This increase was due to increased activity in the rental tool service line, the largest within this segment, partially offset by lower pricing in that service line.  Operating profit increased in both segments primarily due to a larger fleet of revenue-producing equipment, higher utilization, and cost leverage.

Cost of revenues. Cost of revenues increased 47.5 percent to $134.9 million for the three months ended September 30, 2008 compared to $91.4 million for three months ended September 30, 2007.  This increase is attributable to increased activity levels and the variable nature of many of these expenses, including materials and supplies, compensation, and fuel. Cost of revenues, as a percentage of revenues, increased in the third quarter of 2008 compared to the third quarter of 2007 due primarily to higher costs for materials and supplies and increased maintenance and repairs expense.  In addition, fuel costs continued to be high during the quarter.  These increases were partially offset by direct labor cost efficiencies realized by higher utilization of a larger fleet of equipment during the quarter compared to last year.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the three months ended September 30, 2008 increased 12.7 percent to $29.7 million compared to $26.3 million for the three months ended September 30, 2007. This increase was primarily due to higher compensation costs and other operational expenses consistent with higher activity levels.  However, these costs as a percent of revenues decreased during the three months ended September 30, 2008 compared to the same period in the prior year due to the fixed nature of these expenses and the positive cost leverage realized with increasing revenues.

RPC, INC. AND SUBSIDIARIES

Depreciation and amortization.   Depreciation and amortization totaled $30.4 million for the three months ended September 30, 2008, a 46.0 percent increase, compared to $20.8 million for the quarter ended September 30, 2007. This increase in depreciation and amortization resulted from a higher level of capital expenditures during recent quarters within both Technical Services and Support Services to increase capacity, expand facilities and to maintain our existing fleet of equipment.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $2.0 million for the three months ended September 30, 2008 compared to $1.3 million for the three months ended September 30, 2007.  The gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other (expense) income, net was $(356) thousand for the three months ended September 30, 2008 and $200 thousand for the same period in the prior year.  Other (expense) income, net primarily includes gains and losses from investments in the non-qualified plan being marked to market, settlements of various legal and insurance claims and royalty payments.

 Interest expense and interest income.  Interest expense was $1.2 million for the three months ended September 30, 2008 compared to $1.4 million for the quarter ended September 30, 2007.  The decrease in 2008 is due to lower interest rates, partially offset by a higher average balance on our revolving line of credit, net of interest capitalized on equipment and facilities under construction.  Interest income was $17 thousand for the three months ended September 30, 2008 and for the three months ended September 30, 2007.

Income tax provision. Income tax provision was $16.9 million during the three months ended September 30, 2008, compared to $8.6 million in 2007.  This increase was due to the increase in income before taxes.  The effective tax rate was 39.6 percent for the three months ended September 30, 2008 compared to 36.6 percent for the three months ended September 30, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenues.  Revenues for the nine months ended September 30, 2008 increased 28.8 percent compared to the nine months ended September 30, 2007.  Domestic revenues increased 32.8 percent to $624.9 million during the nine months ended September 30, 2008 compared to the same period in the prior year.  The increases in revenues are due primarily to strong industry activity levels and increased capacity driven by equipment purchased under our long-term growth plan partially offset by increased competition which has adversely impacted pricing for services and to a lesser extent utilization.  International revenues decreased from $33.3 million to $24.2 million compared to the prior period.  International revenues for the nine months ended September 30, 2008 decreased, compared to the nine months ended September 30, 2007, due to declines in customer activity levels in Turkmenistan, Hungary, Cameroon and Angola partially offset by increases in Saudi Arabia, Oman, United Arab Emirates, Egypt, and Canada.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas increased approximately 39.5 percent and the average price of oil increased 71.3 percent during the nine months ended September 30, 2008 as compared to the prior year.  The average domestic rig count during the period was approximately 6.3 percent higher than the same period in 2007.  This increase in drilling activity had a positive impact on our financial results.  We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

The Technical Services segment revenues for the first nine months of 2008 increased 33.7 percent compared to the same period of last year.  Revenues in this segment increased due primarily to strong industry activity and higher capacity through increased capital expenditures partially offset by lower pricing for services. The Support Services segment revenues for the first nine months of 2008 increased 5.1 percent compared to the same period of the prior year.  This increase was due to increased activity in the rental tool service line, partially offset by lower pricing in this service line, the largest within this segment.  Operating profit increased slightly in the Technical Services segment and declined slightly in the Support Services segment primarily due to the negative margin impact from competitive pricing pressure, higher fuel and transportation costs, higher costs for critical materials and supplies and increased depreciation expense with the additional equipment added to our fleet.

Cost of revenues. Cost of revenues increased 39.5 percent to $372.7 million for the nine months ended September 30, 2008 compared to $267.1 million for the nine months ended September 30, 2007.  The increase is attributable to the variable nature of many of these expenses, including increases in materials and supplies, direct employment costs caused by competition for qualified employees and fuel and transportation costs. Cost of revenues, as a percent of revenues, increased in the first nine months of 2008 compared to the same period of 2007 due primarily to increases in cost of certain critical materials and supplies to perform customer jobs, direct employment costs and fuel costs, most of which could not be passed through to the customer because of the competitive environment.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the nine months ended September 30, 2008 increased 9.8 percent to $87.0 million compared to $79.2 million for the nine months ended September 30, 2007. This increase was primarily due to higher compensation costs and other operational expenses consistent with higher activity levels.  However, these costs as a percent of revenues decreased during the nine months ended September 30, 2008 compared to the same period in the prior year due to the fixed nature of these expenses and the positive cost leverage realized with increasing revenues.

Depreciation and amortization.   Depreciation and amortization totaled $87.0 million for the nine months ended September 30, 2008, a 58.7 percent increase, compared to $54.8 million for the nine months ended September 30, 2007. This increase in depreciation and amortization resulted from a higher level of capital expenditures during recent quarters within both Technical Services and Support Services to increase capacity, expand facilities and to maintain our existing fleet of equipment.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $5.0 million for the nine months ended September 30, 2008 compared to $4.5 million for the nine months ended September 30, 2007.  The gain on disposition of assets, net include gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

RPC, INC. AND SUBSIDIARIES

Other (expense) income, net. Other (expense) income, net was $(258) thousand for the nine months ended September 30, 2008 and $1.6 million for the same period in the prior year.  Other (expense) income, net primarily includes gains and losses from investments in the non-qualified plan being marked to market, settlements of various legal and insurance claims and royalty payments.

 Interest expense and interest income.  Interest expense was $4.0 million for the nine months ended September 30, 2008 compared to $2.5 million for the nine months ended September 30, 2007.  The increase in 2008 is due to a higher average balance on our revolving line of credit, net of interest capitalized on equipment and facilities under construction.  Interest income was $63 thousand for the nine months ended September 30, 2008 compared to $49 thousand for the same period of the prior year.

Income tax provision. Income tax provision was $40.3 million during the nine months ended September 30, 2008, compared to $39.8 million in 2007.  This increase was due to the increase in income before taxes and by an increase in the effective tax rate to 39.0 percent for the nine months ended September 30, 2008 from 37.3 percent for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2008 were $3.3 million.  The following table sets forth the historical cash flows for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
(In thousands)	2008	2007

Net cash provided by operating activities	$126,891	$99,598
Net cash used for investing activities	(128,798)	(191,255)
Net cash (used for) provided by financing activities	(1,138)	98,585

Cash provided by operating activities for the nine months ended September 30, 2008 increased by $27.3 million compared to the comparable period in the prior year.  Although net income decreased $3.8 million for the nine months ended September 30, 2008 compared to the same period of 2007, cash provided by operating activities increased due primarily to an increase in depreciation due to higher capital expenditures over the year, increased deferred income tax provision due to bonus depreciation, lower contributions to the pension plan partially offset by higher growth in working capital requirements. Changes in working capital requirements were due to decreases in income taxes receivable/ payable, net due to timing of tax payments together with increases in accounts payable and accrued state, local and other taxes.  These positive changes were partially offset by increases in inventory and accounts receivable resulting from increased business activity levels and higher revenues.

RPC, INC. AND SUBSIDIARIES

Cash used for investing activities for the nine months ended September 30, 2008 decreased by $62.5 million, compared to the nine months ended September 30, 2007, as a result of lower capital expenditures.

Cash provided by financing activities for the nine months ended September 30, 2008 decreased by $99.7 million, compared to the nine months ended September 30, 2007, due to a decrease in net borrowings from notes payable to banks, partially offset by higher repurchases of the Company’s stock and an increase in dividends per share paid to common shareholders.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2008, remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, cash expected to be generated from operations and our credit facility will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $296.5 million revolving credit facility (the “Revolving Credit Agreement”) that matures in 2011. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $185.6 million at September 30, 2008 and approximately $17.3 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  Therefore a total of $93.6 million was available under our facility as of September 30, 2008.  Additional information regarding our Revolving Credit Agreement is included in Note 10 to our Consolidated Financial Statements included in this report.

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

RPC, INC. AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2008 will be approximately $170 million, of which $136.9 million has been spent as of September 30, 2008.  We expect these expenditures to be primarily directed towards revenue-producing equipment in our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools. The actual amount of 2008 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statute that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  The Company did not make any contributions to the pension plan in the nine months ended September 30, 2008 and does not currently expect to make any contributions to the pension plan for the remainder of 2008.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 11,812,500 shares.  The Company repurchased 859,700 shares of common stock under the program during the nine months ended September 30, 2008 and may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies and restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On October 28, 2008, the Board of Directors approved a $0.06 per share cash dividend payable December 10, 2008 to stockholders of record at the close of business November 10, 2008.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor increase as well.  Due to the increases in activity in the domestic oilfield over the past several years, as well as a shortage of a skilled work force due to historically low activity in the oilfield, the Company has experienced upward wage pressures in the labor markets from which it hires employees.  More recently, the Company has experienced shortages for critical materials used in some of its largest service lines, and these shortages have caused price increases for these materials as well as higher transportation costs, since some alternative suppliers are located farther from the Company’s operational locations than the original suppliers.  Also, high fuel prices have affected the Company’s costs because fuel is used to transport the Company’s equipment as well as to provide power at customer locations. Over the past several years, the price of steel, for both the commodity and for products manufactured with steel, increased dramatically.  Steel prices have moderated but remain high by historical standards.  This factor has affected the Company's operations by increasing the cost of the Company's new equipment, which has resulted in higher capital expenditures and depreciation expense.  RPC attempts to recover such increased costs, particularly personnel costs, materials and fuel, through price increases to its customers.  Due to increased competition during recent periods, however, the majority of these attempts have not been successful, which has decreased the Company’s profitability.  Such decreased profitability is likely to continue as long as fuel prices remain high, costs for materials and labor in the domestic oilfield remain high, and competition prevents the Company from recovering such increased costs through increased prices charged to our customers.

RPC, INC. AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.  During the nine months ended September 30, 2008, RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $632,000 compared to $679,000 for the comparable period in 2007.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $271,000 for the nine months ended September 30, 2008 and $801,000 for the nine months ended September 30, 2007.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $104,000 for the nine months ended September 30, 2008 and $52,000 for the nine months ended September 30, 2007.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements, forecasted revenues and operating profit for 2008, forecasted lower income before taxes and net income in 2008 compared to 2007, our ability to acquire and delivery times for revenue-producing equipment to support long-term growth, our business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for growth and expansion, anticipated pension funding payments and capital expenditures, expectations as to future payment of dividends, the impact of inflation on the Company’s financial position and operating results, our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward looking statements.  Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, its other SEC filings and the following:  the declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, and risks of international operations.

RPC, INC. AND SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its $296.5 million credit facility.  As of September 30, 2008, there are outstanding interest-bearing advances of $185.6 million on our credit facility which bear interest at a floating rate.  A change in the interest rate of one percent on the balance outstanding at September 30, 2008 would cause a change of $1,856,000 in total annual interest costs.

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

As of the end of the period covered by this report, September 30, 2008 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A.	RISK FACTORS

See risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the third quarter of 2008 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Month #1
July 1, 2008 to July 31, 2008	1,598	(1)	$17.81	–	3,731,365

Month #2
August 1, 2008 to August 31, 2008	2,994	(1)	$18.23	–	3,731,365

Month #3
September 1, 2008 to September 31, 2008	524,100		$15.61	524,100	3,207,265

Totals	528,692		$15.64	524,100	3,207,265

(1)	Consists of shares repurchased by the Company in connection with option exercised and taxes related to vesting of restricted shares.
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

RPC, INC.

/s/ Richard A. Hubbell
Date: November 6, 2008	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 6, 2008	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)