Form 10-K
period 2008-12-31
RPC INC
filed 2009-03-05
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $472,396,172 based on the closing price on the New York Stock Exchange on June 30, 2008 of $16.80 per share.

RPC, Inc. had 98,419,782 shares of Common Stock outstanding as of February 13, 2009.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.  Forward-looking statements made elsewhere in this report include without limitation statements regarding our belief that the long term prospects for our business are favorable due to growing demand for oil and natural gas and declining production of these commodities; our belief that the gas-directed drilling will represent at least 75 percent of the total drilling rig count in the foreseeable future; our belief that drilling activity and demand for our services appears to be weakening in the first quarter of 2009; our expectation to continue to focus on the development of international business opportunities in current and other international markets; our belief that the high returns on our purchases of revenue-producing equipment will continue, thus justifying the funding of these expenditures with debt; our ability to obtain other customers in the event of a loss of our largest customers; the adequacy of our insurance coverage; the impact of lawsuits, legal proceedings and claims on our business and financial condition; our expectation to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors; our expectation that our consolidated revenues for 2009 will decrease compared to 2008; our expectations regarding capital expenditures in 2009; our ability to maintain sufficient liquidity and a conservative capital structure; our belief that the Company will not make any additional contributions to the defined benefit pension plan in 2009; our ability to reduce the amount drawn on our credit facility over the course of 2009; our ability to fund capital requirements in the future; the adequacy of our liquidity in the future; the estimated amount of our capital expenditures and contractual obligations for future periods; estimates made with respect to our critical accounting policies; and the effect of new accounting standards.

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

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and in selected international markets. The services and equipment provided include, among others, (1) pressure pumping services, (2) coiled tubing services, (3) snubbing services (also referred to as hydraulic workover services), (4) nitrogen services, (5) the rental of drill pipe and other specialized oilfield equipment, (6) downhole tool rental services and (7) firefighting and well control. RPC acts as a holding company for its operating units, Cudd Energy Services, Patterson Rental and Fishing Tools, Bronco Oilfield Services, Thru Tubing Solutions, Well Control School, and others.  As of December 31, 2008, RPC had approximately 2,500 employees.

Business Segments

RPC’s service lines have been aggregated into two reportable oil and gas services business segments, Technical Services and Support Services, because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels.

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or to address well control issues. This business segment consists primarily of pressure pumping, coiled tubing, snubbing, nitrogen, well control, downhole tools, wireline, and fishing. The principal markets for this business segment include the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and contract or project work in selected international locations in the last three years including primarily Africa, Canada, China, Eastern Europe, Latin America and the Middle East. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

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

Technical Services

The following is a description of the primary service lines conducted within the Technical Services business segment:

Pressure Pumping. Pressure pumping services, which accounted for approximately 41 percent of 2008 revenues, 40 percent of 2007 revenues and 38 percent of 2006 revenues, are provided to customers throughout the Gulf Coast, mid-continent and Rocky Mountain regions of the United States and are generally utilized to initiate production in new or enhance production in existing customer wells. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in the pressure pumping business include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

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

Coiled Tubing. Coiled tubing services, which accounted for approximately nine percent of 2008 and 2007 revenues,  and 10 percent of 2006 revenues, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig.  There are several manufacturers of flexible steel pipe used in coiled tubing services, and the Company believes that its sources of supply are adequate.

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for approximately seven percent of 2008 revenues, 10 percent of 2007 revenues, and 11 percent of 2006 revenues, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure in the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing rig can perform many applications at a lower cost than other alternatives. Because this service involves a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relatively few operators who have the experience and knowledge required to perform such services safely and efficiently.

Nitrogen. Nitrogen accounted for approximately eight percent of 2008 revenues, seven percent of 2007 revenues, and eight percent of 2006 revenues.  There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service line. In addition, nitrogen can be complementary to our snubbing and coiled tubing service lines, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service line as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer's well.

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

Downhole Tools. Thru Tubing Solutions (“TTS”) accounted for approximately nine percent of 2008 revenues, seven percent of 2007 revenues, and six percent of 2006 revenues.  TTS provides services and proprietary downhole motors, fishing tools and other specialized downhole tools and processes to operators and service companies in drilling and production operations, including casing perforation at the completion stage of an oil or gas well.  The services that TTS provides are especially suited for unconventional drilling and completion activities.  TTS’ experience providing reliable tool services allows it to work in a pressurized environment with virtually any coiled tubing unit or snubbing unit.

Well Control. Cudd Energy Services specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires, domestically and internationally. In connection with these services, Cudd Energy Services, along with Patterson Services, has the capacity to supply the equipment, expertise and personnel necessary to restore affected oil and gas wells to production. In the last nine years, the Company has responded to well control situations in several international locations including Algeria, Argentina, Australia, Bolivia, Canada, Colombia, Egypt, India, Kuwait, Peru, Qatar, Taiwan, Trinidad and Venezuela.

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

Support Services

The following is a description of the primary service lines conducted within the Support Services business segment:

Rental Tools. Rental tools accounted for approximately 11 percent of 2008 revenues, and 13 percent of 2007 and 2006 revenues.  The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular inventories with rental items instead of owning a complete inventory. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in the Gulf of Mexico, mid-continent region and Rocky Mountains.

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

Due to aging oilfields and lower-cost sources of oil internationally, the drilling rig count in the U.S. has declined by approximately 62 percent from its peak in 1981. Due to enhanced technology, however, more wells are being drilled and the domestic production of oil and natural gas remains roughly equivalent to prior years.  Record low drilling activity levels were experienced in 1986, 1992, 1999 (with April 1999 recording the lowest U.S. drilling rig count in the industry’s history) and again in 2002.  At the beginning of 2008, there were 1,774 domestic working drilling rigs, up 37 percent from the third quarter 2001 peak during that industry cycle.  U.S. domestic drilling activity rose during the first three quarters of 2008 and peaked in the third quarter at a rig count of 2,031, which was 57 percent higher than the third quarter 2001 peak.  In 2008 the average rig count of 1,879 increased seven percent compared to the prior year.  During 2008 the average price of natural gas increased by approximately 27 percent, and the average price of oil increased by over 37 percent.   However, the price of oil fell almost 37 percent during the fourth quarter of 2008 compared to the prior year and the price of natural gas fell almost 10 percent during the period compared to the prior year.  The average domestic rig count was more than six percent higher in the fourth quarter of 2008 than the prior year.  However, it began to fall during the fourth quarter of 2008 as declining commodity prices and the global economic slowdown, coupled with declining availability of capital for drilling projects, caused industry activity levels to decline.  The change in domestic drilling activity was consistent with the change in the prices of oil and natural gas.  We are concerned that the current prices of oil and natural gas are not high enough to sustain recent exploration and production activity levels.  However, we also believe, along with our customers, that the long term prospects for our business are favorable due to growing demand for oil and natural gas and declining production of these commodities.

Gas drilling rigs have represented an increasing percentage of the total drilling rig count, and have represented at least 75 percent of the drilling rig count each year since 2001.  In 2008, gas drilling rigs represented 79 percent of total drilling activity. This percentage, which is lower than in previous years, is partly due to the tremendous increase in the price of oil that occurred in 2008.  Demand for natural gas is continuing to rise, primarily as a result of increased emphasis on gas-fired power generation, although demand fluctuates in the short term due to factors such as economic activity and the weather. Also, unlike oil, foreign imports of natural gas do not compete with domestic production. This lack of foreign competition tends to keep prices high. Based on current demand levels for natural gas as well as the high oil and gas well depletion rates experienced over the past several years, it is anticipated that gas-directed drilling will represent at least 75 percent of the total drilling rig count in the foreseeable future. The demand for RPC’s services is driven more by gas-directed drilling than oil-directed drilling, because our services are particularly useful for deeper, higher pressure wells, which tend to be the wells that produce natural gas.  In addition, there are certain types of wells, predominately natural gas, being drilled in the U.S. domestic market for which there is a higher demand for RPC’s services.  Known as either directional or horizontal wells, these natural gas wells are more difficult and costly to complete.  Because they are drilled through a narrow formation, they require additional stimulation when they are completed, and since they are not drilled in a straight vertical direction from the Earth’s surface, they require tools and drilling mechanisms that are flexible, rather than rigid, and can be steered once they are downhole.  Specifically, these types of wells require RPC’s pressure pumping and coiled tubing services, as well as our downhole tools and services.

Thus, in North America the demand for our services and products depends more on natural gas than oil development.  Drilling activity and demand for our services was very strong during the first three quarters of 2008 but decreased during the fourth quarter of 2008 and appears to be weakening early in the first quarter of 2009.

International. RPC has historically operated in several countries outside of the United States, although international revenues have never accounted for more than 10 percent of total revenues.  Over the past several years, RPC has continued its focus on developing international opportunities, although our equipment investments over the last couple of years has emphasized domestic rather than international expansion.  International revenues for 2008 decreased due to lower customer activity levels in Turkmenistan and Hungary.  During 2008, RPC provided snubbing and oilfield training services in Australia, Bolivia, Canada, Egypt, Gabon, Mexico, Oman, Saudi Arabia and the United Arab Emirates, among other countries. We also provided rental tools, well control services, downhole motors, fishing tool services and oilfield training to customers located in Australia, Bolivia and Mexico.  We continue to focus on the development of international opportunities in these and other markets, although we believe that it will continue to be less than 10 percent of total revenues.

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

RPC seeks to expand its service capabilities through a combination of internal growth, acquisitions, joint ventures and strategic alliances. Because of the fragmented nature of the oil and gas services industry, RPC believes a number of attractive acquisition opportunities exist.  However, near-term business conditions do not justify sellers’ price expectations, so we believe we generate better returns growing organically in service lines and geographic locations in which we have experience and presence.

RPC has traditionally had a conservative capital structure with minimal debt.  During 2006, however, we established a new revolving credit facility to fund the purchase of revenue-producing equipment and other working capital requirements to pursue our growth plan. We pursued this capital source because of the high returns on investment that had been generated by many of our service lines during the previous several years, and because of the low cost and ready availability of debt capital. By 2008, purchases of revenue-producing equipment under our growth plan were substantially complete, and we believe that the high returns on investment generated by many of our service lines will continue, thus justifying the funding of these expenditures with debt.  At the end of 2008, RPC easily complied with the debt covenants in our revolving credit agreement and our level of debt was conservative compared to a number of our peers.

Customers

Demand for RPC’s services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies. During 2008, RPC provided oilfield services to several hundred customers, none of which accounted for more than 10 percent of consolidated revenues. While the loss of certain of RPC’s largest customers could have a material adverse effect on Company revenues and operating results in the near term, management believes RPC would be able to obtain other customers for its services in the event of a loss of any of its largest customers. Sales are generated by RPC’s sales force and through referrals from existing customers. There are long-term written contracts for services and equipment with certain international and domestic customers, although revenues earned under such contracts are a small percentage of total revenues. Due to the short lead time between ordering services or equipment and providing services or delivering equipment, there is no significant sales backlog in most of our service lines.

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

Historically, fluctuations in the prices of oil and natural gas have led to immediate corresponding changes in our customers’ drilling and production activities as measured by the domestic rig count. This relationship was very strong in 2008 and recent years, although it was not as strong several years ago. If this correlation is weak in the future, then it is possible that increases in the prices of oil and natural gas will not lead to an increase in our customers’ activities, and our future operating results could be negatively impacted.

We may be unable to compete in the highly competitive oil and gas industry in the future.

We operate in highly competitive areas of the oilfield services industry. The products and services in our industry segments are sold in highly competitive markets, and our revenues and earnings have in the past been affected by changes in competitive prices, fluctuations in the level of activity in major markets and general economic conditions. We compete with the oil and gas industry’s many large and small industry competitors, including the largest integrated oilfield service providers. We believe that the principal competitive factors in the market areas that we serve are product and service quality and availability, reputation for safety, technical proficiency and price. Although we believe that our reputation for safety and quality service is good, we cannot assure you that we will be able to maintain our competitive position.

We may be unable to identify or complete acquisitions.

Acquisitions have been and may continue to be a key element of our business strategy. We cannot assure you that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. We may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. The issuance of additional equity securities could result in significant dilution to our stockholders. We cannot assure you that we will be able to integrate successfully the operations and assets of any acquired business with our own business. Any inability on our part to integrate and manage the growth from acquired businesses could have a material adverse effect on our results of operations and financial condition.

Our operations are affected by adverse weather conditions.

Our operations are directly affected by the weather conditions in several domestic regions, including the Gulf of Mexico, the Gulf Coast, the mid-continent and the Rocky Mountains. Hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast during certain times of the year may also affect our operations, and severe hurricanes may affect our customers' activities for a period of several years.  While the impact of these storms may increase the need for certain of our services over a longer period of time, such storms can also decrease our customers' activities immediately after they occur.  Such hurricanes may also affect the prices of oil and natural gas by disrupting supplies in the short term, which may increase demand for our services in geographic areas not damaged by the storms.  Prolonged rain, snow or ice in many of our locations may temporarily prevent our crews and equipment from reaching customer work sites.  Due to seasonal differences in weather patterns, our crews may operate more days in some periods than others. Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions.

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

Our concentration of customers in one industry may impact our overall exposure to credit risk.

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

Our operations in various countries including, but not limited to, Africa, Canada, China, Eastern Europe, Latin America and the Middle East are subject to risks. These risks include, but are not limited to, political changes, expropriation, currency restrictions and changes in currency exchange rates, taxes, boycotts and other civil disturbances.  The occurrence of any one of these events could have a material adverse effect on our operations.

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

RPC’s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 71 percent of RPC’s outstanding shares of common stock. As a result, these stockholders effectively control the operations of RPC, including the election of directors and approval of significant corporate transactions such as acquisitions and other matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over the Company at a premium.

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

Provisions in RPC's Certificate of Incorporation and Bylaws may inhibit a takeover of RPC.

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

Our business requires a great deal of capital in order to maintain our equipment and increase our fleet of equipment to expand our operations, and we have access to our $296.5 million credit facility to fund our capital requirements. Most of our existing credit facility bears interest at a floating rate, which exposes us to market risks as interest rates rise.  If our existing capital resources become unavailable, inadequate or unfavorable for purposes of funding our capital requirements, we would need to raise additional funds through alternative debt or equity financings to maintain our equipment and continue our growth.  Such additional financing sources may not be available when we need them, or may not be available on favorable terms.  If we fund our growth through the issuance of public equity, the holdings of shareholders will be diluted.  If capital generated either by cash provided by operating activities or outside financing is not available or sufficient for our needs, we may be unable to maintain our equipment, expand our fleet of equipment, or take advantage of other potentially profitable business opportunities, which could reduce our future revenues and profits.

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

Lafayette, Louisiana — Operations, sales and equipment storage yards

Conway, Arkansas  — Operations, sales and equipment storage yards

Fruita, Colorado — Operations, sales and equipment storage yards

Kilgore, Texas — Pumping services facility

Leased Locations

Seminole, Oklahoma — Pumping services facility

Oklahoma City, Oklahoma — Operations, sales and administrative office

Houston, Texas — Operations, sales and administrative office

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	77	1/24/84
Chairman of the Board
Richard A. Hubbell (2)	64	4/22/03
President and Chief Executive Officer
Linda H. Graham (3)	72	1/27/87
Vice President and Secretary
Ben M. Palmer (4)	48	7/8/96
Vice President, Chief Financial Officer and Treasurer

(1)
R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. At the time of the spin-off of RPC from Rollins, Inc., in 1984, Mr. Rollins was elected Chairman of the Board and Chief Executive Officer of RPC. He remains Chairman of RPC and stepped down as the Chief Executive Officer effective April 22, 2003. He has served as Chairman of the Board of Marine Products Corporation (boat manufacturing) since it was spun off from RPC in February 2001 and Chairman of the Board of Rollins, Inc. since October 1991. He is also a director of Dover Downs Gaming and Entertainment, Inc. and Dover Motorsports, Inc.

(2)
Richard A. Hubbell has been the President of RPC since 1987 and Chief Executive Officer since April 22, 2003. He has also been the President and Chief Executive Officer of Marine Products Corporation since it was spun off from RPC in February 2001. Mr. Hubbell serves on the Board of Directors for both of these companies.

(3)
Linda H. Graham has been the Vice President and Secretary of RPC since 1987.  She has also been the Vice President and Secretary of Marine Products Corporation since it was spun off from RPC in February 2001. Ms. Graham serves on the Board of Directors for both of these companies.

(4)
Ben M. Palmer has been the Vice President, Chief Financial Officer and Treasurer of RPC since 1996.  He has also been the Vice President, Chief Financial Officer and Treasurer of Marine Products Corporation since it was spun off from RPC in February 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES.  At February 13, 2009, there were 98,419,782 shares of common stock outstanding and approximately 4,300 holders of record of common stock.  The following table sets forth the high and low prices of RPC’s common stock and dividends paid for each quarter in the years ended December 31, 2008 and 2007:

	2008			2007
Quarter	High	Low	Dividends	High	Low	Dividends
First	$15.32	$8.52	$0.06	$18.35	$14.20	$0.05
Second	17.80	12.50	0.06	18.94	15.77	0.05
Third	18.91	13.15	0.06	17.25	11.34	0.05
Fourth	14.10	6.02	0.06	14.40	10.65	0.05

On January 27, 2009, the Board of Directors approved an increase in the quarterly cash dividend per common share from $0.06 to $0.07, payable March 10, 2009 to stockholders of record at the close of business February 10, 2009.  The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

Shares repurchased in the fourth quarter of 2008 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2008 to October 31, 2008	-		$-	-	3,207,265

November 1, 2008 to November 30, 2008	556,250	(1)	8.53	400,000	2,807,265

December 1, 2008 to December 31, 2008	-		-	-	2,807,265

Totals	556,250		$8.53	400,000	2,807,265

(1)
Includes shares purchased by an “affiliated purchaser” under Rule 10b - 18 of the Securities Exchange Act in open market transactions.  These affiliated purchases were made by Henry B. Tippie who is a Director of the Company.

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

The Russell 2000 is a stock index representing small capitalization U.S. stocks.  The components of the index had an average market capitalization in 2008 of $881 million, and the Company was a component of the Russell 2000 during 2008.  The Russell 2000 was chosen because it represents companies with comparable market capitalizations to the Company.  The OSX is a stock index of 15 U.S. companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services.  The Company is not a component of the OSX, but it was chosen because it represents a large group of companies that provide the same or similar products and services as the Company.  The companies included in the Peer Group are Weatherford International, Inc., BJ Services Company, Superior Energy Services, Inc., and Halliburton Company. The companies included in the peer group have been weighted according to each respective issuer's stock market capitalization at the beginning of each year.

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

STATEMENT OF OPERATIONS DATA:

Years Ended December 31,	2008	2007	2006	2005	2004
	(in thousands, except employee and per share amounts)
Revenues	$876,977	$690,226	$596,630	$427,643	$339,792
Cost of revenues	503,631	368,175	287,037	227,492	193,659
Selling, general and administrative expenses	117,140	107,800	91,051	75,478	65,871
Depreciation and amortization	118,403	78,506	46,711	39,129	34,473
Gain on disposition of assets, net (a)	(6,367)	(6,293)	(5,969)	(12,169)	(5,551)
Operating profit	144,170	142,038	177,800	97,713	51,340
Interest expense	(5,282)	(4,179)	(356)	(127)	(311)
Interest income	73	70	319	1,077	243
Other (expense) income, net	(1,176)	1,905	1,085	2,077	1,931
Income before income taxes	137,785	139,834	178,848	100,740	53,203
Income tax provision (b)	54,382	52,785	68,054	34,256	18,430
Net income (b)	$83,403	$87,049	$110,794	$66,484	$34,773
Earnings per share:
Basic	$0.86	$0.90	$1.16	$0.70	$0.36
Diluted	$0.85	$0.89	$1.13	$0.67	$0.36
Dividends paid per share	$0.240	$0.200	$0.133	$0.071	$0.036
OTHER DATA:
Operating margin percent	16.4%	20.6%	29.8%	22.8%	15.1%
Net cash provided by operations	$177,320	$141,872	$118,228	$66,362	$50,374
Net cash used for investing activities	(158,953)	(239,624)	(151,085)	(62,415)	(37,215)
Net cash (used for) provided by financing activities	(21,668)	101,361	22,777	(20,774)	(5,825)
Depreciation and amortization	118,403	78,506	46,711	39,129	34,500
Capital expenditures	$170,318	$248,758	$159,831	$72,808	$49,869
Employees at end of period	2,532	2,370	2,000	1,649	1,596
BALANCE SHEET DATA AT END OF YEAR:
Accounts receivable, net	$210,375	$176,154	$148,469	$107,428	$75,793
Working capital	200,494	144,338	111,302	95,215	77,509
Property, plant and equipment, net	470,115	433,126	262,797	141,218	114,222
Total assets	793,461	701,015	478,007	311,785	262,942
Current portion of long-term debt	—	—	—	—	2,700
Long-term debt (c)	174,450	156,400	35,600	—	2,100
Total stockholders’ equity	$449,084	$409,272	$335,287	$232,501	$181,423

(a)
Gain on disposition of assets, net in 2005 includes a $10.7 million pre-tax gain ($0.07 after tax per diluted share) on the sale of certain operating assets during the third quarter of 2005.  In 2004 the gain on disposition, net includes a $3.3 million pre-tax gain ($0.02 after tax per diluted share) on the sale of certain operating assets during the fourth quarter of 2004.

(b)
During the fourth quarter of 2005, the income tax provision and net income reflect the receipt of tax refunds of $3.5 million related to the successful resolution of certain tax matters, which had a positive impact of $0.04 after tax per diluted share.

(c)
Effective September 2006, the Company closed on a new revolving credit facility that was expanded to $296.5 million in the second quarter of 2008.  In February 2005, the Company prepaid a $2.8 million promissory note and the remaining balance of long-term debt was paid in full upon maturity of a promissory note in July 2005.

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

Our key business and financial strategies are:

-	To focus our management resources on and invest our capital in equipment and geographic markets that we believe will earn high returns on capital, and maintain an appropriate capital structure.

-	To maintain a flexible cost structure that can respond quickly to volatile industry conditions and business activity levels.

-	To deliver equipment and services to our customers safely.

-	To maintain and increase market share.

-
To maximize shareholder return by optimizing the balance between cash invested in the Company's productive assets, the payment of dividends to shareholders, and the repurchase of our common stock on the open market.

-	To align the interests of our management and shareholders.

-	To maintain an efficient, low-cost capital structure, which includes an appropriate use of debt.

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

Current industry conditions include natural gas prices that have been very volatile, and while high by historical levels, declined tremendously during 2008.  Oil prices are also extremely volatile, having reached record highs at the beginning of the third quarter of 2008, prior to declining to a low of slightly more than $32 per barrel by the end of the year, which is the lowest level for oil prices since the first quarter of 2005.  In the beginning of 2009, natural gas prices are falling dramatically compared to 2008, and during the first quarter are approximately 38 percent lower than the same period last year.  The price of oil has fallen as well, and is approximately 56 percent lower than the same period last year.  The average rig count in 2008 increased by 6.3 percent compared to the prior year, but fell during the fourth quarter of 2008 and into early 2009.  During the first quarter the average rig count is approximately 16 percent lower than the same period last year.  In addition to the overall rig count, the Company also monitors the number of horizontal and directional wells drilled in the U.S. domestic market, because this type of well is more service-intensive than a vertical oil or gas well, thus requiring more of the Company’s services provided for a longer period of time.  The number of horizontal and directional wells drilled in the United States increased in 2008, and was 49 percent of total wells drilled during the year.  During the first part of 2009, the percentage of horizontal and directional wells drilled as a percentage of total wells increased to approximately 56 percent.  Over the past several years, the supply of oilfield service equipment in the U.S. domestic market has increased tremendously, both from existing service companies and new entrants to the oilfield services business.  Although the supply of oilfield equipment did not increase as much in 2008 as in prior years, the large supply of equipment and service providers has caused pricing for the Company’s services to decrease, which has had a negative impact on the Company’s financial results and returns.  The Company responded by reducing its capital expenditures during 2008, closely monitoring its competitors’ activities, and scrutinizing planned capital expenditures more closely for acceptable financial returns.  In spite of increased competition and declining financial results, the Company’s returns are still high by historical standards, and cash flow from operations as well as proceeds from our revolving credit facility have allowed us to make significant capital expenditures during 2008.

Income before income taxes was $137.8 million in 2008 compared to $139.8 million in the prior year.  The effective tax rate for 2008 was 39.5 percent compared to 37.7 percent in the prior year.  Diluted earnings per share decreased to $0.85 in 2008 compared to $0.89 for the prior year.  Cash flows from operating activities were $177.3 million in 2008 compared to $141.9 million in the prior year, and cash and cash equivalents were $3.0 million at December 31, 2008, a decrease of $3.3 million compared to December 31, 2007.  During the second quarter of 2008, we expanded our revolving credit facility to $296.5 million.   As of December 31, 2008, there was $174.5 million in outstanding borrowings on our revolving credit facility.

Cost of revenues as a percentage of revenues increased approximately 4.1 percentage points in 2008 compared to 2007, because of lower pricing for our services due to competition and higher cost for materials and supplies, personnel and fuel.

Selling, general and administrative expenses as a percentage of revenues decreased approximately 2.2 percentage points in 2008 compared to 2007, which was primarily due to positive leverage of these costs realized from the higher revenues.

Consistent with our strategy to selectively grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $170.3 million in 2008.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, has been stable or gradually increasing for several years, and the overall domestic rig count during the fourth quarter of 2008 was approximately 6.3 percent higher than in the comparable period in 2007. The average price of oil during the fourth quarter fell by approximately 37 percent as compared to the prior year while the average price of natural gas fell by approximately 10 percent.  Horizontal and directional wells drilled during 2008 were 49 percent of total domestic activity, an increase from 44 percent in the prior year, and the highest percentage of total drilling activity during the time that this data has been reported.  This trend has continued in early 2009.  The price of oil has fallen dramatically due in part to low global demand, especially among newly-industrializing countries such as China and India, in spite of political instability and conflict in the oil-producing regions of the Middle East.  While the overall drilling rig count has increased, it began to fall in the fourth quarter of 2008 as declining commodity prices and the global economic slowdown, coupled with declining availability of capital for drilling projects, caused industry activity levels to decline.  These declines continued during the early part of 2009, and do not show signs of improvement in the near term.

The Company continues to monitor the competitive environment in 2009, and is concerned about the rapidly-declining rig count and commodity prices, especially in light of the higher level of competition which has arisen from the large amount of additional equipment that has been placed in service in the domestic market during the past several years.  The Company’s response to these deteriorating industry conditions is to reduce our planned capital expenditures, implement cost-reduction plans and enhance our sales and marketing efforts.  The Company understands that factors influencing the industry are unpredictable, and our response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending.  Although we used our bank credit facility to finance our expansion, we will still maintain a conservative financial structure, and intend to reduce the amount drawn on this facility over the course of 2009.  Based on current industry conditions and the deep global recession, we expect consolidated revenues for 2009 to decrease compared to 2008.

Results of Operations

Years Ended December 31,	2008	2007	2006
Consolidated revenues	$876,977	$690,226	$596,630
Revenues by business segment:
Technical	$745,991	$574,723	$495,090
Support	130,986	115,503	101,540

Consolidated operating profit	$144,170	$142,038	$177,800
Operating profit by business segment:
Technical	$110,648	$116,493	$153,126
Support	36,515	29,955	30,953
Corporate expenses	(9,360)	(10,703)	(12,248)
Gain on disposition of assets, net	6,367	6,293	5,969

Net income	$83,403	$87,049	$110,794
Earnings per share — diluted	$0.85	$0.89	$1.13
Percentage of cost of revenues to revenues	57%	53%	48%
Percentage of selling, general and administrative expenses to revenues	13%	16%	15%
Percentage of depreciation and amortization expense to revenues	14%	11%	8%
Effective income tax rate	39.5%	37.7%	38.1%
Average U.S. domestic rig count	1,879	1,768	1,649
Average natural gas price (per thousand cubic feet (mcf))	$8.81	$6.93	$6.65
Average oil price (per barrel)	$99.96	$72.78	$66.36

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

Revenues. Revenues for 2008 increased $186.8 million or 27.1 percent compared to 2007.  The Technical Services segment revenues for 2008 increased 29.8 percent from the prior year due primarily to a higher drilling rig count and increased capacity driven by higher capital expenditures partially offset by lower pricing for services.  The Support Services segment revenues for 2008 increased 13.4 percent from the prior year due to increased capacity driven by higher capital expenditures as well as a more profitable job mix in the rental tool service line, the largest within this segment.

Domestic revenues increased 30 percent to $846.2 million during 2008 compared to 2007 due to increased capacity in our largest service lines, such as pressure pumping and rental tools.  The average price of natural gas increased by 27 percent and the average price of oil increased by approximately 37 percent during 2008 compared to the prior year.  In conjunction with the increase in natural gas prices, the average domestic rig count during 2008 was seven percent higher than in 2007.  This increase in drilling activity had a positive impact on our financial results.  We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.  Foreign revenues, which decreased from $41.1 million in 2007 to $30.8 million in 2008, were four percent of consolidated revenues.  These revenue decreases were due mainly to lower customer activity levels in Turkmenistan and Hungary compared to the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of revenues.  Costs of revenues in 2008 was $503.6 million compared to $368.2 million in 2007, an increase of $135.4 million or 36.8 percent.  The increase in these costs was due to the variable nature of many of these expenses, including materials and supplies, compensation, and maintenance and repairs.  Cost of revenues, as a percent of revenues, increased in 2008 from 2007 due to more competitive pricing, higher costs of proppant used in our pressure pumping service line and increased maintenance and repairs expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 8.7 percent to $117.1 million in 2008 compared to $107.8 million in 2007.  This increase was primarily due to higher employment costs consistent with higher activity levels and geographic expansion under RPC’s long-term growth plan.  As a percentage of revenues, selling, general and administrative expenses decreased to 13.4 percent in 2008 compared to 15.6 percent in 2007.

Depreciation and amortization.  Depreciation and amortization were $118.4 million in 2008, an increase of $39.9 million or 50.8 percent compared to $78.5 million in 2007. This increase resulted from a higher level of capital expenditures during recent quarters within both Support Services and Technical Services to increase capacity and to maintain our existing equipment.

Gain on disposition of assets, net. Gain on the disposition of assets, net increased due primarily to gains related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other(expense) income, net.  Other (expense), net in 2008 was $(1.2) million, a decrease of $3.1 million compared to other income of $1.9 million in 2007.  The decrease is mainly due to the current year decline in the fair value of  trading securities held in the non-qualified Supplemental Retirement Plan.   In addition to changes in the fair value of trading securities, other (expense) income includes gains from settlements of various legal and insurance claims and royalty payments.

Interest expense.   Interest expense was $5.3 million in 2008 compared to $4.2 million in 2007.  The increase is due to higher interest expense in 2008 incurred on larger outstanding interest bearing advances on our revolving line of credit.

Interest income.   Interest income increased to $73 thousand in 2008 compared to $70 thousand in 2007 as a result of a higher average investable cash balance in 2008 compared to 2007.

Income tax provision.  The income tax provision increased to $54.4 million in 2008 from $52.8 million in 2007.  The increase is due to an increase in the effective tax rate to 39.5 percent in 2008 from 37.7 percent in 2007.

Net income and diluted earnings per share.   Net income decreased 4.2 percent to $83.4 million, or $0.85 earnings per diluted share, compared to $87.0 million, or $0.89 earnings per diluted share in 2007.  This decrease is due to higher costs of revenues, selling, general and administrative expenses, depreciation expense, other expense, and interest expense partially offset by increased revenues.

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Revenues. Revenues for 2007 increased $93.6 million or 15.7 percent compared to 2006.  The Technical Services segment revenues for 2007 increased 16.1 percent from the prior year due primarily to increased capacity driven by higher capital expenditures partially offset by lower pricing for services and increased drilling rig count.  The Support Services segment revenues for 2007 increased 13.8 percent from the prior year due to increased capacity driven by higher capital expenditures as well as a more profitable job mix in the rental tool service line, the largest within this segment.

Domestic revenues increased 15 percent to $649.1 million during 2007 compared to 2006 due to increased capacity in our largest service lines, such as pressure pumping and rental tools.  The average price of natural gas increased by four percent and the average price of oil increased by approximately ten percent during 2007 compared to 2006.  In conjunction with the increase in natural gas prices, the average domestic rig count during 2007 was seven percent higher than in 2006.  This increase in drilling activity had a positive impact on our financial results.  Foreign revenues, which increased from $30.0 million in 2006 to $41.1 million in 2007, were six percent of consolidated revenues.  These revenue increases were realized due mainly to higher customer activity levels in Bolivia, Canada, Egypt and Turkmenistan compared to the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of revenues.  Costs of revenues in 2007 was $368.2 million compared to $287.0 million in 2006, an increase of $81.2 million or 28.3 percent.  The increase in these costs was due to the variable nature of many of these expenses, including compensation, materials and supplies, fuel and maintenance and repair costs.  Cost of revenues, as a percent of revenues, increased in 2007 from 2006 due to upward cost pressures for materials and supplies, personnel, fuel, delays in the delivery of revenue producing equipment and resulting inefficiencies, as well as lower pricing for our services, due to increased competition.

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

Depreciation and amortization.  Depreciation and amortization were $78.5 million in 2007, an increase of $31.8 million or 68.1 percent compared to $46.7 million in 2006. This increase resulted from a higher level of capital expenditures during 2006 and 2007 within both Support Services and Technical Services to increase capacity and to maintain our existing equipment.

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

Interest expense.   Interest expense was $4.2 million in 2007 compared to $356 thousand in 2006.  The increase is due to higher interest expense in 2007 incurred on larger outstanding interest bearing advances on our revolving line of credit.

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

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $3.0 million as of December 31, 2008, $6.3 million as of December 31, 2007 and $2.7 million as of December 31, 2006.

The following table sets forth the historical cash flows for the years ended December 31:

	(in thousands)
	2008	2007	2006
Net cash provided by operating activities	$177,320	$141,872	$118,228
Net cash used for investing activities	(158,953)	(239,624)	(151,085)
Net cash (used for) provided by financing activities	(21,668)	101,361	22,777

2008

Cash provided by operating activities increased by $35.4 million in 2008 compared to the prior year.  Although net income decreased $3.6 million in 2008 compared to 2007, cash provided by operating activities increased due primarily to an increase in depreciation due to higher capital expenditures and a higher deferred tax provision due to accelerated tax depreciation.  Increased business activity levels and revenues in 2008 resulted in higher accounts receivable, inventories and prepaid expenses partially offset by increased accounts payable and accrued payroll including bonuses.

Cash used for investing activities in 2008 decreased by $80.7 million compared to 2007, primarily as a result of lower capital expenditures.

Cash (used for) provided by financing activities in 2008 increased by $123.0 million compared to 2007, primarily due to lower net borrowings from notes payable to banks during 2008, an increase in common stock purchased and retired, and a 20 percent increase in dividends paid per share to common shareholders.

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

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2008, remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization which includes a revolving credit facility and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months.  During the third quarter of 2006, the Company replaced its $50 million line of credit with a $250 million revolving credit facility (the "Revolving Credit Agreement"), with a term of five years. During the second quarter of 2008, the Company entered into a certain Commitment Increase Amendment to the Revolving Credit Agreement to increase the amount of the credit facility by $46.5 million to its current amount of $296.5 million.  The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC's ability to incur liens, merge or consolidate with another entity.  A total of $99.9 million was available under our facility as of December 31, 2008; approximately $22.2 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  For additional information with respect to RPC’s credit facility, see Note 6 of the Notes to Consolidated Financial Statements.

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

Cash Requirements

Capital expenditures were $170.3 million in 2008, and we currently expect capital expenditures to be approximately $90.0 million in 2009.  We expect these expenditures to be primarily directed towards revenue-producing equipment in our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools.  The actual amount of 2009 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  The Company does not currently expect to make any contributions to the defined benefit pension plan in 2009 to meet its funding objectives.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of up to 11,812,500 shares of which 2,807,265 additional shares were available to be repurchased as of December 31, 2008.  The program does not have a predetermined expiration date.

On January 27, 2009, the Board of Directors approved an increase in the quarterly cash dividend per common share, from $0.06 to $0.07, payable March 10, 2009 to stockholders of record at the close of business February 10, 2009.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Contractual Obligations

The Company’s obligations and commitments that require future payments include a bank demand note, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company’s significant contractual obligations as of December 31, 2008:

Contractual obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$174,450	$-	$174,450	$-	$-
Interest on long-term debt obligations	9,705	3,611	6,094	-	-
Capital lease obligations	-	-	-	-	-
Operating leases (1)	12,784	344	8,838	2,461	1,141
Purchase obligations (2)	6,435	6,435	-	-	-
Other long-term liabilities (3)	2,718	-	2,718	-	-
Total contractual obligations	$206,092	$10,390	$192,100	$2,461	$1,141

(1)	Operating leases include agreements for various office locations, office equipment, and certain operating equipment.
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

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well.  Due to the increases in activity in the domestic oilfield over the past several years, as well as a shortage of a skilled work force due to historically high activity in the oilfield, the Company has experienced some upward wage pressures in the labor markets from which it hires employees.  Also over the past several years, the price of steel, for both the commodity and for products manufactured with steel, has increased dramatically.  Recently, steel prices have moderated, although they remain high by historical standards.  This factor has affected the Company's operations by extending time for deliveries of new equipment and receipt of price quotations that may only be valid for a limited period of time.  If this factor continues, it is possible that the cost of the Company's new equipment will increase which would result in higher capital expenditures and depreciation expense. RPC attempts to recover such increased costs through price increases to its customers, although competitive pressures have recently adversely affected the Company’s ability to do so.

Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements.

Related Party Transactions

Marine Products Corporation

Effective February 28, 2001, the Company spun off the business conducted through Chaparral Boats, Inc. (“Chaparral”), RPC’s former powerboat manufacturing segment.  RPC accomplished the spin-off by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation (a Delaware corporation) (“Marine Products”), a newly formed wholly-owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders.  In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship.

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products.  Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $842,000 in 2008, $957,000 in 2007 and $739,000 in 2006. The Company’s receivable due from Marine Products for these services as of December 31, 2008 and 2007 was approximately $70,000 and $223,000.  The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or shareholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $393,000 in 2008, $1,035,000 in 2007 and $1,248,000 in 2006.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice.  The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $90,000 in 2008, $72,000 in 2007 and $70,000 in 2006.

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

Allowance for doubtful accounts — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies.  Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility.  Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Provisions for doubtful accounts are recorded in selling, general and administrative expenses.  Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected.  Significant recoveries will generally reduce the required provision in the period of recovery.  Therefore, the provision for doubtful accounts can fluctuate significantly from period to period.  Recoveries in 2008 totaled $1.5 million, causing a reduction in bad debt expense.  Recoveries in 2007 and 2006 were insignificant.  We record specific provisions when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

The estimated allowance for doubtful accounts is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region.  In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables.  Excluding the effect of the recoveries referred to above, the annual provisions for doubtful accounts have ranged from 0.10 percent to 0.45 percent of revenues over the last three years.  Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2008 would have resulted in a change of approximately $1.1 million to the allowance for doubtful accounts and a corresponding change to selling, general and administrative expenses.

Income taxes — The effective income tax rates were 39.5 percent in 2008, 37.7 percent in 2007, and 38.1 percent in 2006.  Our effective tax rates vary due to changes in estimates of our future taxable income, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments.  As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Insurance expenses – The Company self insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability.  The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims.  The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims.  As of December 31, 2008, the Company estimates the range of exposure to be from $11.3 million to $14.9 million.  The Company has recorded liabilities at December 31, 2008 of approximately $13.0 million which represents management’s best estimate of probable loss.

Depreciable life of assets — RPC’s net property, plant and equipment at December 31, 2008 was $470.1 million representing 59.2 percent of the Company’s consolidated assets.  Depreciation and amortization expenses for the year ended December 31, 2008 were $118.4 million, or 16.0 percent of total operating costs.  Management judgment is required in the determination of the estimated useful lives used to calculate the annual and accumulated depreciation and amortization expense.

Property, plant and equipment are reported at cost less accumulated depreciation and amortization, which is generally provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors including historical experience with similar assets.  Assets are monitored to ensure changes in asset lives are identified and prospective depreciation and amortization expense is adjusted accordingly.  We have not made any changes to the estimated lives of assets resulting in a material impact in the last three years.

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

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach.  The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plan is forecasted and then compared to a portfolio of investment grade corporate bonds that will mature at the same time that the benefit payments are due in any given year.  The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds.   A lower discount rate increases the present value of benefit obligations.  The discount rate was 6.84 percent as of December 31, 2008 compared to 6.25 percent in 2007 and 5.50 percent in 2006.

As of December 31, 2008, the defined benefit plan was under-funded and the recorded change within accumulated other comprehensive loss decreased stockholders’ equity by $6.1 million after tax.   Holding all other factors constant, a decrease in the discount rate used to measure plan liabilities by 0.25 percentage points would result in a pre-tax increase of $0.5 million to the net loss related to pension in accumulated other comprehensive loss and an increase in the discount rate used to measure plan liabilities by 0.25 percentage points would result in a pre-tax decrease of $0.5 million to the net loss related to pension in accumulated other comprehensive loss.

The Company recognized pre-tax pension (income) expense of $(0.4) million in 2008, $0.3 million in 2007, and $0.8 million in 2006.  Based on the under-funded status of the defined benefit plan as of December 31, 2008 due primarily to declines in pension assets, the Company expects to recognize pension expense of $2.0 million in 2009.  Holding all other factors constant, a change in the expected long-term rate of return on plan assets by 0.50 percentage points would result in an increase or decrease in pension expense/income of approximately $0.1 million in 2009.   Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an increase or decrease in pension expense/income of approximately $0.1 million in 2009.

New Accounting Standards

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FASB issued the FSP, which amends FASB Statement 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, in order to provide adequate transparency about the types of assets and associated risks in employers’ postretirement plans.  Disclosures are designed to provide an understanding of how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3 measurements in FASB Statement 157, Fair Value Measurements) on changes in plan assets for the period; and significant concentrations of risk within plan assets.  The disclosures about plan assets required by this FSP are required to be provided for fiscal years ending after December 15, 2009, with the provisions of this FSP not required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions of this FSP is permitted. The Company is currently in the process of determining the additional disclosures required upon the adoption of this FSP.

In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”   FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP stipulates that determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment when evaluating individual transactions or broker quotes which are some of the sources of the fair value measurement.  In addition, FSP FAS 157-3 states that if an entity uses its own assumptions to determine fair value, it must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks.  FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The Company adopted FSP FAS 157-3 in the third quarter of 2008 and has concluded that it does not have a material effect on its consolidated financial statements.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees – An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”   This FSP amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  This FSP also amends FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee.   Further this FSP clarifies the FASB’s intent about the effective date of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The provisions of this FSP that amend SFAS No. 161 and FIN 45 are effective for reporting periods ending after November 15, 2008 and the clarification of the effective date of SFAS No. 161 is effective upon issuance of this FSP.  The Company adopted FSP FAS 133-1 and FIN 45-4 in the fourth quarter of 2008 and has concluded that it does not have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP EITF 03-6-1 effective January 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in its financial statements. The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and does not expect the adoption of this accounting guidance to have a material effect on its consolidated financial statements or EPS.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.    This Statement became effective on November 15, 2008. The Company adopted SFAS 162 in the fourth quarter of 2008 and has concluded that it does not have a material effect on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application being encouraged.  The Company does not expect the adoption of SFAS 161 to have a significant impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” These FSPs:
•     Exclude certain leasing transactions accounted for under FASB Statement No. 13, Accounting for Leases, from the scope of FASB Statement No. 157, “Fair Value Measurements” (Statement 157). The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157.
•     Defer the effective date in Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
FSP FAS 157-1 is effective upon the initial adoption of Statement 157.  FSP FAS 157-2 is effective February 12, 2008.  The Company adopted the provisions of FSP 157-1 and 157-2 in the first quarter of 2008.  See Note 8 for details regarding impact of adoption.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of December 31, 2008, there are outstanding interest-bearing advances of $174.5 million on our credit facility which bear interest at a floating rate. Effective December 2008 we entered into a $50,000,000 interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the revolving credit agreement to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes.  Under this agreement we pay a fixed interest rate of 2.07%. In return, the issuing lender refunds us the variable-rate interest paid to the syndicate of lenders under our revolving credit agreement on the same notional amount, excluding the margin.  The agreement terminates on September 8, 2011.  As of December 31, 2008 the interest rate swap had a negative fair value of $830,000.  An increase in interest rates of one percent would result in the interest rate swap having a positive fair value of approximately $407,000 at December 31, 2008.  A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $2,176,000 at December 31, 2008.   A change in interest rates will have no impact on the interest expense associated with the $50,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap.  A change in interest rates of one percent on the balance outstanding on the revolving credit agreement at December 31, 2008 not subject to the interest rate swap would cause a change of $1.2 million in total annual interest costs.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2008.

 The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2008, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 29.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
March 3, 2009

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
RPC, Inc.

We have audited RPC, Inc.’s (a Delaware Corporation) and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 3, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 3, 2009

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders
RPC, Inc.

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 5 to the consolidated financial statements, the Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” during 2007.  As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” during 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 3, 2009

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

December 31,	2008	2007
ASSETS
Cash and cash equivalents	$3,037	$6,338
Accounts receivable, net	210,375	176,154
Inventories	49,779	29,602
Deferred income taxes	6,187	3,974
Income taxes receivable	15,604	12,296
Prepaid expenses and other current assets	7,841	6,696
Current assets	292,823	235,060
Property, plant and equipment, net	470,115	433,126
Goodwill	24,093	24,093
Other assets	6,430	8,736
Total assets	$793,461	$701,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$61,217	$61,371
Accrued payroll and related expenses	20,398	17,972
Accrued insurance expenses	4,640	4,753
Accrued state, local and other taxes	2,395	1,719
Income taxes payable	3,359	4,340
Other accrued expenses	320	567
Current liabilities	92,329	90,722
Long-term accrued insurance expenses	8,398	8,166
Notes payable to banks	174,450	156,400
Long-term pension liabilities	11,177	4,527
Other long-term liabilities	3,628	2,692
Deferred income taxes	54,395	29,236
Total liabilities	344,377	291,743
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.10 par value, 159,000,000 shares authorized, 97,705,142 and 98,039,336 shares issued and outstanding in 2008 and 2007, respectively	9,770	9,804
Capital in excess of par value	3,990	16,728
Retained earnings	445,356	385,281
Accumulated other comprehensive loss	(10,032)	(2,541)
Total stockholders’ equity	449,084	409,272
Total liabilities and stockholders’ equity	$793,461	$701,015

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2008	2007	2006
REVENUES	$876,977	$690,226	$596,630
COSTS AND EXPENSES:
Cost of revenues	503,631	368,175	287,037
Selling, general and administrative expenses	117,140	107,800	91,051
Depreciation and amortization	118,403	78,506	46,711
Gain on disposition of assets, net	(6,367)	(6,293)	(5,969)
Operating profit	144,170	142,038	177,800
Interest expense	(5,282)	(4,179)	(356)
Interest income	73	70	319
Other (expense) income, net	(1,176)	1,905	1,085
Income before income taxes	137,785	139,834	178,848
Income tax provision	54,382	52,785	68,054
Net income	$83,403	$87,049	$110,794
EARNINGS PER SHARE
Basic	$0.86	$0.90	$1.16
Diluted	$0.85	$0.89	$1.13
Dividends paid per share	$0.240	$0.200	$0.133

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
RPC, INC. AND SUBSIDIARIES

(in thousands)

				Capital in			Accumulated
				Excess of			Other
Three Years Ended	Comprehensive	Common Stock		Par	Deferred	Retained	Comprehensive
December 31, 2008	Income (Loss)	Shares	Amount	Value	Compensation	Earnings	Loss	Total
Balance, December 31, 2005		96,678	$9,668	$16,012	$(5,391)	$219,907	$(7,695)	$232,501
Stock issued for stock incentive plans, net		491	49	2,533	—	—	—	2,582
Stock purchased and retired		(119)	(12)	(3,252)	—	—	—	(3,264)
Net income	$110,794	—	—	—	—	110,794	—	110,794
Minimum pension liability, net of taxes	2,108	—	—	—	—	—	2,108	2,108
Unrealized loss on securities, net of taxes	(147)	—	—	—	—	—	(147)	(147)
Comprehensive income	$112,755
Dividends declared		—	—	—	—	(12,996)	—	(12,996)
Stock-based compensation		—	—	2,384	—	—	—	2,384
Excess tax benefits for share- based payments		—	—	1,325	—	—	—	1,325
Adoption of SFAS 123(R)		—	—	(5,391)	5,391	—	—	—
Three-for-two stock split		164	16	(16)	—	—	—	—
Balance, December 31, 2006		97,214	9,721	13,595	—	317,705	(5,734)	335,287
Stock issued for stock incentive plans, net		989	99	1,654	—	—	—	1,753
Stock purchased and retired		(163)	(16)	(2,838)	—	—	—	(2,854)
Net income	$87,049	—	—	—	—	87,049	—	87,049
Pension adjustment, net of taxes	2,535	—	—	—	—	—	2,535	2,535
Unrealized gain on securities, net of taxes	486	—	—	—	—	—	486	486
Foreign currency translation, net of taxes	172	—	—	—	—	—	172	172
Comprehensive income	$90,242
Dividends declared		—	—	—	—	(19,473)	—	(19,473)
Stock-based compensation		—	—	3,189	—	—	—	3,189
Excess tax benefits for share- based payments		—	—	1,128	—	—	—	1,128
Balance, December 31, 2007		98,040	9,804	16,728	—	385,281	(2,541)	409,272
Stock issued for stock incentive plans, net		1,288	128	1,922	—	—	—	2,050
Stock purchased and retired		(1,623)	(162)	(19,238)	—	—	—	(19,400)
Net income	$83,403	—	—	—	—	83,403	—	83,403
Pension adjustment, net of taxes	(6,053)	—	—	—	—	—	(6,053)	(6,053)
Loss on cash flow hedge, net of taxes	(527)	—	—	—	—	—	(527)	(527)
Unrealized loss on securities, net of taxes	(585)	—	—	—	—	—	(585)	(585)
Foreign currency translation, net of taxes	(326)	—	—	—	—	—	(326)	(326)
Comprehensive income	$75,912
Dividends declared		—	—	—	—	(23,328)	—	(23,328)
Stock-based compensation		—	—	3,732	—	—	—	3,732
Excess tax benefits for share- based payments		—	—	846	—	—	—	846
Balance, December 31, 2008		97,705	$9,770	$3,990	$—	$445,356	$(10,032)	$449,084

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RPC, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2008	2007	2006
OPERATING ACTIVITIES
Net income	$83,403	$87,049	$110,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	118,444	78,493	46,726
Stock-based compensation expense	3,732	3,189	2,384
Gain on disposition of assets, net	(6,367)	(6,293)	(5,969)
Deferred income tax provision	27,199	15,738	2,817
Excess tax benefits for share-based payments	(846)	(1,128)	(1,325)
Changes in current assets and liabilities:
Accounts receivable	(34,508)	(27,497)	(41,093)
Income taxes receivable	(2,462)	(7,229)	(1,347)
Inventories	(20,377)	(8,316)	(7,886)
Prepaid expenses and other current assets	(2,231)	(568)	(1,463)
Accounts payable	9,691	7,826	8,958
Income taxes payable	(981)	123	774
Accrued payroll and related expenses	2,426	4,683	3,713
Accrued insurance expenses	(113)	1,426	(368)
Accrued state, local and other taxes	676	(1,078)	1,597
Other accrued expenses	(203)	46	(90)
Changes in working capital	(48,082)	(30,584)	(37,205)
Changes in other assets and liabilities:
Accrued pension	(481)	(3,067)	(802)
Accrued insurance expenses	232	1,274	724
Other non-current assets	(20)	(1,173)	(1,118)
Other non-current liabilities	106	(1,626)	1,202
Net cash provided by operating activities	177,320	141,872	118,228
INVESTING ACTIVITIES
Capital expenditures	(170,318)	(248,758)	(159,831)
Proceeds from sale of assets	11,365	9,134	8,746
Net cash used for investing activities	(158,953)	(239,624)	(151,085)
FINANCING ACTIVITIES
Payment of dividends	(23,328)	(19,473)	(12,996)
Borrowings from notes payable to banks	392,300	478,600	115,171
Repayments of notes payable to banks	(374,250)	(357,800)	(79,571)
Debt issue costs for notes payable to banks	(94)	—	(469)
Excess tax benefits for share-based payments	846	1,128	1,325
Cash paid for common stock purchased and retired	(17,489)	(1,730)	(2,024)
Proceeds received upon exercise of stock options	347	636	1,341
Net cash (used for) provided by financing activities	(21,668)	101,361	22,777
Net (decrease) increase in cash and cash equivalents	(3,301)	3,609	(10,080)
Cash and cash equivalents at beginning of year	6,338	2,729	12,809
Cash and cash equivalents at end of year	$3,037	$6,338	$2,729

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

Note 1: Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Nature of Operations

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest and Rocky Mountain regions, and in selected international markets. The services and equipment provided include Technical Services such as pressure pumping services, coiled tubing services, snubbing services (also referred to as hydraulic workover services), nitrogen services, and firefighting and well control, and Support Services such as the rental of drill pipe and other specialized oilfield equipment and oilfield training.

Dividends

On January 27, 2009, the Board of Directors approved an increase in the quarterly cash dividend per common share from $0.06 to $0.07, payable March 10, 2009 to stockholders of record at the close of business February 10, 2009.

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

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when acquired are considered to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  RPC maintains cash equivalents and investments in one or more large financial institutions, and RPC’s policy restricts investment in any securities rated less than “investment grade” by national rating services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

Investments

Investments classified as available-for-sale are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company did not realize any gains or losses on securities during 2008, 2007 and 2006 on its available-for-sale securities.  Securities that are held in the non-qualified Supplemental Retirement Plan (“SERP”) are classified as trading.   See Note 10 for further information regarding the SERP.  The change in fair value of trading securities is presented in other (expense) income on the consolidated statements of operations.

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

Derivative Instruments and Hedging Activities

The Company is subject to interest rate risk on the variable component of the interest rate under our revolving credit agreement.  Effective December 2008, the Company entered into a $50,000,000 interest rate swap agreement.  The agreement terminates on September 8, 2011.  The Company has designated the interest rate swap as a cash flow hedge.  Changes in the fair value of the effective portion of the interest rate swap are recognized in other comprehensive loss until the hedge item is recognized in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $24,093,000 at December 31, 2008 and 2007.  Goodwill is reviewed annually for impairment in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  In reviewing goodwill for impairment, potential impairment is measured by comparing the estimated fair value of a reporting unit with its carrying value.  Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred for the years ended December 31, 2008, 2007 and 2006.

Other intangibles primarily represent non-compete agreements related to businesses acquired.  Non-compete agreements are amortized on a straight-line basis over the period of the agreement, as this method best estimates the ratio that current revenues bear to the total of current and anticipated revenues.  These non-compete agreements are fully amortized as of December 31, 2008 and 2007.

Advertising

Advertising expenses are charged to expense during the period in which they are incurred.  Advertising expenses totaled $1,957,000 in 2008, $1,594,000 in 2007 and $1,180,000 in 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

Defined Benefit Pension Plan

The Company has a defined benefit pension plan that provides monthly benefits upon retirement at age 65 to eligible employees. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires the Company to recognize the funded status of its defined benefit pension plan in the Company’s consolidated balance sheets. Effective for fiscal years ending after December 15, 2008, SFAS 158 also removes the existing option to use a plan measurement date that is up to 90 days prior to the date of the balance sheet. The recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, for entities with publicly traded equity securities that have defined benefit plans and is to be applied as of the year of adoption. Accordingly, the Company has adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006 which did not result in a material impact to its consolidated financial statements. The Company uses a December 31 measurement date for its pension plan and thus the measurement date provisions did not affect the Company. See Note 10 for a full description of this plan and the related accounting and funding policies.

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

	2008	2007	2006
Basic	96,565,148	96,267,732	95,242,593
Dilutive effect of stock options and restricted shares	1,299,890	2,094,333	2,953,428
Diluted	97,865,038	98,362,065	98,196,021

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, marketable securities, accounts payable, an interest rate swap, and debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments.  The marketable securities classified as available-for-sale and the securities held in the SERP classified as trading are carried at fair value in the accompanying consolidated balance sheets.  The interest rate swap is carried at fair value, which is based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.  The carrying value of debt approximates fair value since the interest rates are market based and are adjusted periodically.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

Prior to January 1, 2006, the Company provided the disclosures required by SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosures,” and accounted for all of its stock-based compensation under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method prescribed therein. Accordingly, the Company did not recognize compensation expense for the options granted since the exercise price was the same as the market price of the shares on the date of grant. Compensation cost on the restricted stock was recorded as deferred compensation in stockholders’ equity based on the fair market value of the shares on the date of issuance and amortized ratably over the respective vesting period. Forfeitures related to restricted stock were previously accounted for as they occurred. See Note 10 for additional information.

New Accounting Standards

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FASB issued the FSP, which amends FASB Statement 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, in order to provide adequate transparency about the types of assets and associated risks in employers’ postretirement plans.  Disclosures are designed to provide an understanding of how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (Level 3 measurements in FASB Statement 157, Fair Value Measurements) on changes in plan assets for the period; and significant concentrations of risk within plan assets.  The disclosures about plan assets required by this FSP are required to be provided for fiscal years ending after December 15, 2009, with the provisions of this FSP not required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions of this FSP is permitted. The Company is currently in the process of determining the additional disclosures required upon the adoption of this FSP.

In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”   FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP stipulates that determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment when evaluating individual transactions or broker quotes which are some of the sources of the fair value measurement.  In addition, FSP FAS 157-3 states that if an entity uses its own assumptions to determine fair value, it must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks.  FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The Company adopted FSP FAS 157-3 in the third quarter of 2008 and has concluded that it does not have a material effect on its consolidated financial statements.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees – An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”   This FSP amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  This FSP also amends FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee.   Further this FSP clarifies the FASB’s intent about the effective date of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The provisions of this FSP that amend SFAS No. 161 and FIN 45 are effective for reporting periods ending after November 15, 2008 and the clarification of the effective date of SFAS No. 161 is effective upon issuance of this FSP.  The Company adopted FSP FAS 133-1 and FIN 45-4 in the fourth quarter of 2008 and has concluded that it does not have a material effect on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP EITF 03-6-1 effective January 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in its financial statements. The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and does not expect the adoption of this accounting guidance to have a material effect on its consolidated financial statements or EPS.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This Statement became effective on November 15, 2008. The Company adopted SFAS 162 in the fourth quarter of 2008 and has concluded that it does not have a material effect on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application being encouraged.  The Company does not expect the adoption of SFAS 161 to have a significant impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” These FSPs:

•     Exclude certain leasing transactions accounted for under FASB Statement No. 13, Accounting for Leases, from the scope of FASB Statement No. 157, “Fair Value Measurements” (Statement 157). The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157.
•     Defer the effective date in Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
FSP FAS 157-1 is effective upon the initial adoption of Statement 157.  FSP FAS 157-2 is effective February 12, 2008.  The Company adopted the provisions of FSP 157-1 and 157-2 in the first quarter of 2008.  See Note 8 for details regarding impact of adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

Note 2: Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2008	2007
(in thousands)
Trade receivables:
Billed	$168,989	$134,522
Unbilled	47,034	43,513
Other receivables	551	3,336
Total	216,574	181,371
Less: Allowance for doubtful accounts	(6,199)	(5,217)
Accounts receivable, net	$210,375	$176,154

Trade receivables relate to sale of our services and products, for which credit is extended based on the customer’s credit history.  Unbilled receivables represent revenues earned but not billed to the customer until future dates, usually within one month.  Other receivables consist primarily of amounts due from purchasers of company property and rebates from suppliers.

Changes in the Company’s allowance for doubtful accounts are as follows:

Years Ended December 31,	2008	2007
(in thousands)
Beginning balance	$5,217	$4,904
Bad debt (credit) expense	(84)	3,119
Accounts written-off	(392)	(2,940)
Recoveries	1,458	134
Ending balance	$6,199	$5,217

Note 3: Inventories

Inventories are $49,779,000 at December 31, 2008 and $29,602,000 at December 31, 2007 and consist of raw materials, parts and supplies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

Note 4: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2008	2007
(in thousands)
Land	$14,927	$14,817
Buildings and leasehold improvements	77,867	43,959
Operating equipment	595,217	496,216
Capitalized software	15,700	14,300
Furniture and fixtures	4,398	3,764
Vehicles	181,102	170,647
Construction in progress	231	9,926
Gross property, plant and equipment	889,442	753,629
Less: accumulated depreciation	(419,327)	(320,503)
Net property, plant and equipment	$470,115	$433,126

Depreciation expense was $118.4 million in 2008, $78.5 million in 2007 and $46.7 million in 2006.  There are no capital leases outstanding as of December 31, 2008 and December 31, 2007.  The Company had accounts payable for purchases of property and equipment of approximately $9.4 million, $19.1 million and $16.4 million at December 31, 2008, 2007 and 2006.

Note 5: Income Taxes

The following table lists the components of the provision for income taxes:

Years ended December 31,	2008	2007	2006
(in thousands)
Current provision:
Federal	$20,793	$29,589	$56,104
State	5,453	4,857	8,155
Foreign	937	2,601	978
Deferred provision:
Federal	25,486	14,531	2,429
State	1,713	1,207	388
Total income tax provision	$54,382	$52,785	$68,054

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2	2.8	3.2
Tax credits	(0.8)	(1.6)	(0.6)
Federal and state refunds	—	0.1	—
Adjustments to foreign tax liabilities	—	—	(1.1)
Other	2.1	1.4	1.6
Effective tax rate	39.5%	37.7%	38.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2008	2007
(in thousands)
Deferred tax assets:
Self-insurance	$5,404	$5,220
Pension	4,054	—
State net operating loss carryforwards	1,649	1,704
Bad debts	2,418	2,099
Accrued payroll	1,579	857
Stock-based compensation	2,294	1,785
All others	501	52
Valuation allowance	(1,454)	(1,503)
Gross deferred tax assets	16,445	10,214
Deferred tax liabilities:
Depreciation	(60,946)	(30,909)
Goodwill amortization	(3,707)	(2,954)
Pension	—	(962)
All others	—	(651)
Gross deferred tax liabilities	(64,653)	(35,476)
Net deferred tax liabilities	$(48,208)	$(25,262)

Historically, undistributed earnings of the Company's forgein subsidiaries were considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes was recorded.  Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

As of December 31, 2008, the Company has net operating loss carryforwards related to state income taxes of approximately $39.1 million that will expire between 2009 and 2028.  As of December 31, 2008 the Company has a valuation allowance of approximately $1.5 million, representing the tax affected amount of loss carryforwards that the Company does not expect to utilize, against the corresponding deferred tax asset.

Total income tax payments, net of refunds were $29,714,000 in 2008, $46,328,000 in 2007, and $65,208,000 in 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  The Company was subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions.  As a result of the implementation of FIN 48, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits.  As of the adoption date the Company had gross tax affected unrecognized tax benefits of $922,000, of which $850,000, if recognized, would affect the Company’s effective tax rate.  As of December 31, 2008 the Company had remaining gross tax affected unrecognized benefits of $11,000.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

Years Ended December 31,	2008	2007
(in thousands
Beginning balance	$10	$922
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	1	3
Reductions for tax positions of prior years	-	(915)
Ending balance	$11	$10

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions.  In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities.  The Company’s 2005 through 2008 tax years remain open to examination.

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months.  These changes may be the result of, among other things, state tax settlements under Voluntary Disclosure Agreements.  However, quantification of an estimated range cannot be made at this time.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.  Accrued interest and penalties were immaterial as of December 31, 2008 and December 31, 2007.

Note 6: Long-Term Debt

The Company currently has a revolving credit agreement (the "Revolving Credit Agreement") with SunTrust Capital Markets, Inc, as Joint Lead Arranger and Sole Book Manager, Banc of America Securities LLC as Joint Lead Arranger, and a syndicate of six other lenders.  The Revolving Credit Agreement includes a full and unconditional guarantee by RPC's 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of RPC and its subsidiaries.  The subsidiaries of the Company that are not guarantors are considered minor.

The Revolving Credit Agreement has a general term of five years and provides for an unsecured line of credit of up to $250 million, which includes a $50 million letter of credit subfacility, and a $20 million swingline subfacility.  The maturity date of all revolving loans under the Credit Agreement is September 8, 2011.  During the second quarter of 2008, the Company entered into a certain Commitment Increase Amendment to the Revolving Credit Agreement to increase the amount of the credit facility by $46.5 million to its current amount of $296.5 million.  The Company incurred loan origination fees and other debt related costs associated with the line of credit and Commitment Increase Amendment in the aggregate of approximately $514,000.  These costs are being amortized to interest expense over the remaining term of the five year loan, and the net amount is classified as non-current other assets on the consolidated balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

As of December 31, 2008, RPC has outstanding borrowings of $174.45 million under the Revolving Credit Agreement.  Interest incurred and recorded as expense on the line of credit was $5,188,000 in 2008, $4,083,000 in 2007 and $356,000 in 2006. The weighted average interest rate was 3.6% in 2008, 6.1% for 2007 and 5.8% for 2006.  The Company capitalized interest incurred of $1,064,000 in 2008 and $2,300,000 in 2007 related to facilities and equipment under construction.  Additionally there were letters of credit relating to self-insurance programs and contract bids outstanding for $22.2 million as of December 31, 2008.

Cash interest paid (net of capitalized interest) was approximately $5,232,000 in 2008, $3,849,000 in 2007, and $232,000 in 2006.

Effective December 2008 the Company entered into an interest rate swap agreement that effectively converted $50 million of our variable-rate debt to a fixed rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on September 8, 2011.  Under this agreement we pay a fixed interest rate of 2.07%.  In return, the issuing lender refunds us the variable-rate interest paid to the syndicate of lenders under our revolving credit agreement on the same notional amount, excluding the margin that varies from 0.40% to 0.80%, depending upon RPC's then-current consolidated debt-to-EBITDA ratio.

Note 7: Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Net Loss On Cash Flow Hedge	Total
Balance at December 31, 2006	$(5,962)	$228	$—	$—	$(5,734)
Change during 2007:
Before-tax amount	3,992	757	271	—	5,027
Tax expense	(1,457)	(271)	(99)	—	(1,834)
Total activity in 2007	2,535	486	172	—	3,193
Balance at December 31, 2007	$(3,427)	$714	$172	$—	$(2,541)
Change during 2008:
Before-tax amount	(9,532)	(921)	(513)	(830)	(11,796)
Tax benefit	3,479	336	187	303	4,305
Total activity in 2008	(6,053)	(585)	(326)	(527)	(7,491)
Balance at December 31, 2008	$(9,480)	$129	$(154)	$(527)	$(10,032)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

Note 8: Fair Value Disclosures

The Company adopted SFAS 157, “Fair Value Measurements,” and FSP 157-2, “Effective Date of FASB Statement No. 157,” in the first quarter of 2008 for financial assets and liabilities.  There was no impact from the adoption of SFAS 157 to the consolidated financial statements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about items measured at fair value.  SFAS 157 does not require any new fair value measurements.  It applies to accounting pronouncements that already require or permit fair value measures.  As a result, the Company will not be required to recognize any new assets or liabilities at fair value. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of December 31, 2008:

	Fair Value Measurements at December 31, 2008 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$4,074	$-	$-
Available-for-sale securities	511	-	-
Liabilities:
Interest rate swap	$-	$830	$-

The Company determines the fair value of the marketable securities that are trading and available-for-sale through quoted market prices.

At December 31, 2008 and 2007, there was $174,450,000 and $156,400,000 outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in Note 6 and therefore approximate fair value at December 31, 2008 and 2007.  We are subject to interest rate risk on the variable component of the interest rate.  Our risk management objective is to lock in the interest cash outflows on a portion of our debt.  As a result, as described in Note 6, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  At December 31, 2008 the interest rate swap had a negative fair value of $830,000, which is recorded in other long-term liabilities.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of December 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

Note 9: Commitments and Contingencies

Lease Commitments - Minimum annual rentals, principally for noncancelable real estate leases with terms in excess of one year, in effect at December 31, 2008, are summarized in the following table:

(in thousands)
2009	$3,396
2010	3,155
2011	2,287
2012	1,469
2013	993
Thereafter	1,141
Total rental commitments	$12,441

Total rental expense charged to operations was approximately $9,109,000 in 2008, $7,116,000 in 2007, and $6,276,000 in 2006.

Income Taxes - The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments.  Other long-term liabilities include $11,000 as of December 31, 2008 and $10,000 as of December 31, 2007, that represents the Company’s estimated liabilities for the probable assessments payable.

Sales and Use Taxes - The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statue that could result in unfavorable outcomes that cannot be currently estimated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

Note 10: Employee Benefit Plans

Defined Benefit Pension Plan

The Company’s Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to substantially all employees with at least one year of service prior to 2002.  As of February 28, 2001, the plan became a multiple employer plan, with Marine Products Corporation as an adopting employer.

 In 2002, the Company’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the defined benefit pension plan. In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions for certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002. The contributions are discretionary and made annually based on continued employment over a seven year period beginning in 2002. These discretionary contributions are made to either the SERP established by the Company or to the 401(k) plan for each employee that is entitled to the enhanced benefit. The expense related to the enhanced benefits was $295,000 for 2008, $315,000 for 2007 and $320,000 for 2006.

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are marked to market and totaled $4,073,000 as of December 31, 2008 and $4,270,000 as of December 31, 2007.  The SERP assets are reported in other assets on the balance sheet and changes related to the fair value of assets are recorded in the consolidated statement of operations as part of other (expense) income, net. Trading (losses) gains related to the SERP assets totaled $(1,661,000) for 2008, $73,000 for 2007 and $143,000 for 2006.  The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the liabilities recorded as compensation cost in the statement of operations.

As previously mentioned, the Company has adopted the provisions of SFAS 158. In accordance with the provisions of  SFAS 158, the Company’s projected benefit obligation exceeds the fair value of the plan assets under its pension plan by $6,715,000 and thus the plan was under-funded as of December 31, 2008.  Prior to the adoption of SFAS 158, the Company’s disclosure of the funded status in the notes to the consolidated financial statements did not differ from the amount recognized in the consolidated balance sheet; therefore, the adoption of SFAS 158 did not have an affect on the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2008	2007
(in thousands)
Accumulated Benefit Obligation at end of year	$29,203	$30,149

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$30,149	$32,172
Service cost	—	—
Interest cost	1,841	1,759
Amendments	—	—
Actuarial (gain) loss	(1,239)	(2,415)
Benefits paid	(1,548)	(1,367)
Projected benefit obligation at end of year	$29,203	$30,149
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$32,548	$26,127
Actual return on plan assets	(8,512)	3,038
Employer contribution	—	4,750
Benefits paid	(1,548)	(1,367)
Fair value of plan assets at end of year	22,488	32,548

Funded status at end of year	$(6,715)	$2,399

December 31,	2008	2007
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$—	$2,399
Current liabilities	—	—
Noncurrent liabilities	(6,715)	—
	$(6,715)	$2,399

December 31,	2008	2007
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss	$14,928	$5,398
Prior service cost	—	—
Net transition obligation	—	—
	$14,928	$5,398

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2008 and 2007 has been disclosed above.  The Company uses a December 31 measurement date for this qualified plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

Amounts recognized in the consolidated balance sheets consist of:

December 31,	2008	2007
(in thousands)
Funded status	$(6,715)	$2,399 (1)
SERP employer contributions/deferrals	(4,462)	(4,527)
Long-term pension liabilities	$(11,177)	$(4,527)

(1)The defined benefit pension plan over-funded position at December 31, 2007 has been included as part of other assets in the balance sheet.

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. RPC made no contributions in 2008 and $4,750,000 in 2007.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2008	2007	2006
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,841	1,759	1,705
Expected return on plan assets	(2,543)	(2,321)	(1,888)
Amortization of net loss (gain)	285	860	998
Net periodic benefit plan (credit) cost	$(417)	$298	$815

The Company recognized pre-tax (increases) decreases to the funded status in comprehensive loss of $9,532,000 in 2008, $(3,992,000) in 2007, and $(3,627,000) in 2006.  There were no previously unrecognized prior service costs as of December 31, 2008 and 2007.  The pre-tax amounts recognized in comprehensive loss for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

(in thousands)	2008	2007	2006
Net loss (gain)	$9,817	$(3,132)	$(2,629)
Amortization of net (loss) gain	(285)	(860)	(998)
Net transition obligation (asset)	—	—	—
Amount recognized in other comprehensive loss	$9,532	$(3,992)	$(3,627)

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2009 are as follows:

(in thousands)	2009
Amortization of net loss (gain)	$1,540
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic benefit plan cost	$1,540

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2008	2007	2006
Projected Benefit Obligation:
Discount rate	6.84%	6.25%	5.50%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	6.25%	5.50%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

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

The Plan’s weighted average asset allocation at December 31, 2008 and 2007 by asset category along with the target allocation for 2009 are as follows:

Asset Category	Target Allocation for 2009	Percentage of Plan Assets as of December 31, 2008	Percentage of Plan Assets as of December 31, 2007
Equity Securities	43.0%	37.5%	48.1%
Debt Securities — Core Fixed Income	27.0%	14.0%	27.1%
Tactical — Fund of Equity and Debt Securities	5.0%	4.3%	5.2%
Real Estate	5.0%	7.7%	5.7%
Other	20.0%	36.5%	13.9%
Total	100.0%	100.0%	100.0%

The Company’s investment strategy for its defined benefit pension plan is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class, which is rebalanced as required. The Company utilizes a number of investment approaches, including individual marketable securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. The Company does not currently expect to make a contribution to the defined benefit pension plan in 2009 and does not expect to receive a refund in 2009.

The Company estimates that the future benefits payable for the defined benefit pension plan over the next ten years are as follows:

(in thousands)
2009	$1,581
2010	1,682
2011	1,706
2012	1,795
2013	1,884
2014-2018	10,748

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

401(k) Plan

RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than three months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. RPC matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the plan. Employees vest in the RPC contributions after three years of service. The charges to expense for the Company’s contributions to the 401(k) plan were approximately $2,814,000 in 2008, $2,300,000 in 2007 and $1,500,000 in 2006.

Stock Incentive Plans

The Company has issued stock options and restricted stock to employees under two 10 year stock incentive plans that were approved by shareholders in 1994 and 2004.  The 1994 plan expired in 2004.  The Company reserved 5,062,500 shares of common stock under the 2004 Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock which are discussed in detail below.  As of December 31, 2008, there were approximately 2,900,000 shares available for grants.  The Company issues new shares from its authorized but unissued share pool.

As previously noted, the Company adopted the provisions of SFAS 123(R), “Share-Based Payments,” effective January 1, 2006. As permitted by SFAS 123(R), the Company has elected to use the modified prospective transition method and therefore financial results for prior periods have not been restated. Under this transition method, the Company applies the provisions of SFAS 123(R) to new awards and the awards modified, repurchased, or cancelled after January 1, 2006. Additionally, the Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards is based on their fair value at grant date as calculated for the pro forma disclosures required by SFAS 123 less the cost of estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. SFAS 123(R) also requires that cash flows related to share-based payment awards to employees that result in tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.

Pre-tax stock-based employee compensation expense was $3,732,000 in 2008 ($2,382,000 after tax), $3,189,000 in 2007 ($2,167,000 after tax) and $2,384,000 ($1,722,000 after tax) for 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

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

Transactions involving RPC’s stock options for the year ended December 31, 2008 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,878,252	$3.11	3.32 years
Granted	-	-	N/A
Exercised	(750,601)	3.06	N/A
Forfeited	(19,629)	3.92	N/A
Expired	-	-	N/A
Outstanding at December 31, 2008	1,108,022	$3.12	2.68 years	$7,357,000
Exercisable at December 31, 2008	1,108,022	$3.12	2.68 years	$7,357,000

The total intrinsic value of stock options exercised was approximately $6,214,000 during 2008, $7,758,000 during 2007 and $12,468,000 during 2006.  Recognized excess tax benefits associated with the exercise of stock options were approximately $344,000 during 2008.  There were no recognized excess tax benefits associated with the exercise of stock options during 2007 and 2006, since all of the stock options exercised in 2007 and 2006 were incentive stock options which do not generate tax deductions for the Company.

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

Performance restricted shares
The performance restricted shares are granted, but not earned and issued until certain five-year tiered performance criteria are met. The performance criteria are predetermined market prices of RPC’s common stock. On the date the common stock appreciates to each level (determination date), 20 percent of performance shares are earned. Once earned, the performance shares vest five years from the determination date. After the determination date, the grantee will receive dividends declared and voting rights to the shares.  The Company has not granted performance restricted shares since 1999.

The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed. Upon termination of employment from RPC or, in certain cases, termination of employment from Marine Products Corporation or Chaparral Boats, Inc., shares with restrictions must be returned to RPC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2008:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2008	1,570,232	$11.01
Granted	608,500	9.81
Vested	(345,758)	8.86
Forfeited	(70,496)	11.60
Non-vested shares at December 31, 2008	1,762,478	$11.34

The fair value of restricted awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense on a straight-line basis over the requisite service period.  The weighted average grant date fair value of these restricted stock awards was $9.81, $17.61 and $22.32 for the years ended December 31, 2008, 2007, and 2006, respectively.  The total fair value of shares vested was approximately $3,675,000 during 2008, $4,903,000 during 2007 and $5,380,000 during 2006.  The tax benefit for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value aggregating $502,000 for 2008, $1,128,000 for 2007 and $1,325,000 for 2006.  The excess tax deductions are classified as financing cash flows in accordance with SFAS 123(R).

Other Information
As of December 31, 2008, total unrecognized compensation cost related to non-vested restricted shares was approximately $17,002,000 which is expected to be recognized over a weighted-average period of 3.3 years.  Unearned compensation cost associated with non-vested restricted shares of $5,391,000 previously reflected as deferred compensation in stockholders’ equity at January 1, 2006 was reclassified to capital in excess of par value as required by SFAS 123(R).  As of December 31, 2008, there was no unrecognized compensation cost related to non-vested stock options.

The Company received cash from options exercised of $347,000 during 2008, $636,000 during 2007 and $1,341,000 during 2006. These cash receipts are classified as financing cash flows in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $1,911,000 during 2008, $1,123,000 during 2007 and $1,240,000 during 2006 and have been excluded from the consolidated statements of cash flows.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products.  Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $842,000 in 2008, $957,000 in 2007 and $739,000 in 2006. The Company’s receivable due from Marine Products for these services as of December 31, 2008 and 2007 was approximately $70,000 and $223,000.  The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or shareholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $393,000 in 2008, $1,035,000 in 2007 and $1,248,000 in 2006.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice.  The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $90,000 in 2008, $72,000 in 2007 and $70,000 in 2006.

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

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. These services include pressure pumping services, coiled tubing, snubbing, nitrogen pumping, well control consulting and firefighting, downhole tools, wireline, and fluid pumping services. These Technical Services are primarily used in the completion, production and maintenance of oil and gas wells. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest and Rocky Mountain regions, and international locations including primarily Africa, Canada, China, Latin America and the Middle East. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2008, 2007 and 2006

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2008, 2007 and 2006 are shown in the following table.
	Technical Services	Support Services	Corporate	Gain on disposition of assets, net	Total
(in thousands)

2008
Revenues	$745,991	$130,986	$—	$—	$876,977
Operating profit (loss)	110,648	36,515	(9,360)	6,367	144,170
Capital expenditures	127,054	42,238	1,026	—	170,318
Depreciation and amortization	92,738	24,798	867	—	118,403
Identifiable assets	564,708	181,991	46,762	—	793,461

2007
Revenues	$574,723	$115,503	$—	$—	$690,226
Operating profit (loss)	116,493	29,955	(10,703)	6,293	142,038
Capital expenditures	211,389	35,138	2,231	—	248,758
Depreciation and amortization	59,436	18,106	964	—	78,506
Identifiable assets	480,840	168,027	52,148	—	701,015

2006
Revenues	$495,090	$101,540	$—	$—	$596,630
Operating profit (loss)	153,126	30,953	(12,248)	5,969	177,800
Capital expenditures	125,138	28,902	5,791	—	159,831
Depreciation and amortization	31,805	13,974	932	—	46,711
Identifiable assets	320,637	125,627	31,743	—	478,007

The following summarizes selected information between the United States and all international locations combined for the years ended December 31, 2008, 2007 and 2006. The revenues are presented based on the location of the use of the product or service. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

Years ended December 31,	2008	2007	2006
(in thousands)
United States Revenues	$846,202	$649,116	$566,636
International Revenues	30,775	41,110	29,994
	$876,977	$690,226	$596,630

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

As of the end of the period covered by this report, December 31, 2008 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).   Management’s report on internal control over financial reporting is included on page 28 of this report.  Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2008 and issued a report thereon which is included on page 29 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the RPC Proxy Statement for its 2009 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 12 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2009 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2009 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the RPC Proxy Statement for its 2009 Annual Meeting of Stockholders, in the sections “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2008.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))

Equity compensation plans approved by securityholders	1,108,322	$3.12	2,899,664	(1)
Equity compensation plans not approved by securityholders	-	-	-
Total	1,108,322	$3.12	2,899,664

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 10 to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2009 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions.”  Information regarding director independence will be included in the RPC Proxy Statement for its 2009 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.”  This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled “Independent Registered Public Accountants” in the RPC Proxy Statement for its 2009 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits.

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

	10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

	10.6	Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2004).

	10.7	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).

	10.8	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).

	10.9	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

	10.10	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2007 (incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed on March 2, 2007).

	10.11	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2007 (incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed on March 2, 2007).

	10.12	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

	10.13	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

	10.14	Summary of “At-Will” of Compensation Arrangements with Executive Officers as of February 28, 2008 (incorporated by reference to Exhibit 10.16 to the Form 10-K filed on March 4, 2008).

	10.15	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008 (incorporated by reference to Exhibit 10.17 to the Form 10-K filed on March 4, 2008).

	10.18	Summary of “At-Will” of Compensation Arrangements with Executive Officers as of February 28, 2009.

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).

3.2	Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on October 25, 2007).

4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

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

10.5	Tax Sharing Agreement dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10-K filed on February 13, 2001).

10.6	Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.7	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 2, 2004).

10.8	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 2, 2004).

10.9	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.10	Summary of ‘At-Will’ compensation arrangements with the Executive Officers as of February 28, 2007 (incorporated herein by reference to Exhibit 10.12 to the Form 10-K filed on March 2, 2007).

10.11	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2007 (incorporated herein by reference to Exhibit 10.13 to the Form 10-K filed on March 2, 2007).

10.12	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

10.13	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

10.14	Summary of “At-Will” of Compensation Arrangements with Executive Officers as of February 28, 2008 (incorporated by reference to Exhibit 10.16 to the Form 10-K filed on March 4, 2008).

10.15	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008 (incorporated by reference to Exhibit 10.17 to the Form 10-K filed on March 4, 2008).

10.16
Revolving Credit Agreement dated September 8, 2006 between RPC, Banc of America, N.A., SunTrust Bank and certain other Lenders party thereto (incorporated by reference to Exhibit 99.1 to the Form 8-K dated September 8, 2006).

10.17
Commitment Increase Amendment to Revolving Credit Agreement dated as of June 9, 2008, by and among the Company, the several banks and other financial institutions from time to time party thereto and SunTrust Bank, in its capacity as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 9, 2008).

10.18	Summary of “At-Will” of Compensation Arrangements with Executive Officers as of February 28, 2009.

21	Subsidiaries of RPC (incorporated herein by reference to Exhibit 21 to the Form 10-K filed on March 4, 2008)

23	Consent of Grant Thornton LLP

24	Powers of Attorney for Directors

31.1	Section 302 certification for Chief Executive Officer

31.2	Section 302 certification for Chief Financial Officer

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, Inc.

/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

March 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2009

/s/ Ben M. Palmer
Ben M. Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2009

The Directors of RPC (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	James B. Williams, Director
Wilton Looney, Director	James A. Lane, Jr., Director
Gary W. Rollins, Director	Linda H. Graham, Director
Henry B. Tippie, Director	Bill J. Dismuke, Director

/s/ Richard A. Hubbell
Richard A. Hubbell
Director and as Attorney-in-fact
March 4, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE

Schedule II — Valuation and Qualifying Accounts	63

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended December 31, 2008, 2007 and 2006
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries		Balance at End of Period
Year ended December 31, 2008
Allowance for doubtful accounts	$5,217	$(84)	$1,066	(1)	$6,199
Deferred tax asset valuation allowance	$1,503	$—	$(49	)(2)	$1,454
Year ended December 31, 2007
Allowance for doubtful accounts	$4,904	$3,119	$(2,806	)(1)	$5,217
Deferred tax asset valuation allowance	$1,342	$161	$0	(2)	$1,503
Year ended December 31, 2006
Allowance for doubtful accounts	$4,080	$1,492	$(668	)(1)	$4,904
Deferred tax asset valuation allowance	$1,945	$54	$(657	)(2)	$1,342

(1)	Deductions in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.
(2)
The valuation allowance for deferred tax assets was decreased by $49,000 during 2008 to reflect state net operating losses that management believes will be utilized before they expire, The valuation allowance for deferred tax assets was increased by $161,000 and $54,000 during  2007 and 2006 to reflect state net operating losses that management does not believe will be utilized before they expire. During 2006 the allowance for deferred tax assets was reduced by $657,000 to reflect previously reserved foreign tax credit carry forwards expected to be realized.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters ended	March 31	June 30	September 30	December 31
(in thousands except per share data)
2008
Revenues	$197,227	$214,689	$237,217	$227,844
Net income	$14,757	$22,458	$25,780	$20,408
Net income per share — basic:	$0.15	$0.23	$0.27	$0.21
Net income per share — diluted:	$0.15	$0.23	$0.26	$0.21
2007
Revenues	$171,045	$171,031	$161,961	$186,189
Net income	$28,045	$23,815	$14,893	$20,296
Net income per share — basic:	$0.29	$0.25	$0.15	$0.21
Net income per share — diluted:	$0.29	$0.24	$0.15	$0.21