Form 10-Q
period 2009-03-31
RPC INC
filed 2009-05-05
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

As of April 24, 2009, RPC, Inc. had 98,426,892 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(In thousands)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS		(Note 1)

Cash and cash equivalents	$2,312	$3,037
Accounts receivable, net	153,307	210,375
Inventories	56,611	49,779
Deferred income taxes	6,004	6,187
Income taxes receivable	12,279	15,604
Prepaid expenses and other current assets	4,294	7,841
Total current assets	234,807	292,823
Property, plant and equipment, net	461,480	470,115
Goodwill	24,093	24,093
Other assets	7,217	6,430
Total assets	$727,597	$793,461

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$50,633	$61,217
Accrued payroll and related expenses	12,888	20,398
Accrued insurance expenses	4,764	4,640
Accrued state, local and other taxes	3,196	2,395
Income taxes payable	1,007	3,359
Other accrued expenses	315	320
Total current liabilities	72,803	92,329
Long -term accrued insurance expenses	8,377	8,398
Notes payable to banks	132,500	174,450
Long-term pension liabilities	12,034	11,177
Other long-term liabilities	2,065	3,628
Deferred income taxes	53,706	54,395
Total liabilities	281,485	344,377
Common stock	9,843	9,770
Capital in excess of par value	3,322	3,990
Retained earnings	443,018	445,356
Accumulated other comprehensive loss	(10,071)	(10,032)
Total stockholders' equity	446,112	449,084
Total liabilities and stockholders' equity	$727,597	$793,461

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2009	2008

Revenues	$176,271	$197,227
Cost of revenues	109,970	117,670
Selling, general and administrative expenses	27,606	28,317
Depreciation and amortization	32,020	27,326
Gain on disposition of assets, net	(1,722)	(1,527)
Operating profit	8,397	25,441
Interest expense	(594)	(1,471)
Interest income	33	22
Other income (expense), net	143	(7)
Income before income taxes	7,979	23,985
Income tax provision	3,513	9,228
Net income	$4,466	$14,757

Earnings per share
Basic	$0.05	$0.15
Diluted	$0.05	$0.15

Dividends per share	$0.07	$0.06

Average shares outstanding
Basic	96,178	96,586
Diluted	96,729	98,091

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(In thousands)
(Unaudited)

	Comprehensive	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Income (Loss)	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2008		97,705	$9,770	$3,990	$445,356	$(10,032)	$449,084
Stock issued for stock incentive
plans, net		925	93	(230)	—	—	(137)
Stock purchased and retired		(202)	(20)	(1,640)	—	—	(1,660)
Net income	$4,466	—	—	—	4,466	—	4,466
Pension adjustment, net of taxes	309	—	—	—	—	309	309
Loss on cash flow hedge,
net of taxes	(114)	—	—	—	—	(114)	(114)
Foreign currency translation,
net of taxes	(164)	—	—	—	—	(164)	(164)
Unrealized loss on securities,
net of taxes	(70)	—	—	—	—	(70)	(70)
Comprehensive income	$4,427
Dividends declared		—	—	—	(6,804)	—	(6,804)
Stock-based compensation		—	—	1,015	—	—	1,015
Excess tax benefits for share-
based payments		—	—	187	—	—	187
Balance, March 31, 2009		98,428	$9,843	$3,322	$443,018	$(10,071)	$446,112

The accompanying notes are an integral part of this consolidated financial statement.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008
(In thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$4,466	$14,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	31,999	27,327
Stock-based compensation expense	1,015	889
Gain on disposition of assets, net	(1,722)	(1,527)
Deferred income tax (benefit) provision	(1,173)	586
Excess tax benefits for share-based payments	(187)	(421)
Changes in current assets and liabilities:
Accounts receivable	57,029	2,179
Income taxes receivable	3,512	5,095
Inventories	(6,871)	(4,851)
Prepaid expenses and other current assets	3,431	789
Accounts payable	(15,334)	4,847
Income taxes payable	(2,352)	490
Accrued payroll and related expenses	(7,510)	(3,512)
Accrued insurance expenses	124	156
Accrued state, local and other taxes	801	562
Other accrued expenses	(3)	(27)
Changes in working capital	32,827	5,728
Changes in other assets and liabilities:
Accrued pension	1,344	543
Accrued insurance expenses	(21)	755
Other non-current assets	(784)	(631)
Other non-current liabilities	(1,743)	(1,279)
Net cash provided by operating activities	66,021	46,727

INVESTING ACTIVITIES
Capital expenditures	(19,475)	(46,335)
Proceeds from sale of assets	2,571	2,466
Net cash used for investing activities	(16,904)	(43,869)

FINANCING ACTIVITIES
Payment of dividends	(6,804)	(5,794)
Borrowings from notes payable to banks	68,300	99,000
Repayments of notes payable to banks	(110,250)	(86,350)
Excess tax benefits for share-based payments	187	421
Cash paid for common stock purchased and retired	(1,349)	(5,193)
Proceeds received upon exercise of stock options	74	210
Net cash (used for) provided by financing activities	(49,842)	2,294

Net (decrease) increase in cash and cash equivalents	(725)	5,152
Cash and cash equivalents at beginning of period	3,037	6,338
Cash and cash equivalents at end of period	$2,312	$11,490

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,
(In thousands except per share data )	2009	2008
Net income available for stockholders (numerator for basic and diluted earnings per share):	$4,466	$14,757
Shares (denominator):
Weighted average shares outstanding (denominator for basic earnings per share)	96,178	96,586
Effect of dilutive securities:
Employee stock options and restricted stock	551	1,505
Adjusted weighted average shares (denominator for diluted earnings per share)	96,729	98,091
Earnings per share:
Basic	$0.05	$0.15
Diluted	$0.05	$0.15

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends.  The Company evaluated the impact of FSP EITF 03-6-1 and determined that the impact was not material and determined the basic and diluted earnings per share amounts as reported are equivalent to the basic and diluted earnings per share amounts calculated under FSP EITF 03-6-1.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

Financial Accounting Standards Board Staff Positions and Interpretations

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  The Company adopted FSP EITF 03-6-1 effective January 1, 2009 and the adoption of this accounting guidance did not have a material effect on its consolidated financial statements or EPS.  See Note 3 titled Earnings Per Share for further details.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity that is estimating the useful life of a recognized intangible asset to consider its historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension that are both consistent with the asset’s highest and best use and adjusted for entity-specific factors under SFAS No. 142.  The Company adopted the provisions of this FSP on January 1, 2009 and plans to apply the guidance for determining the useful life of a recognized intangible asset acquired hereafter.

Recently Issued Accounting Pronouncements Not Yet Adopted:

Financial Accounting Standards Board Staff Positions and Interpretations

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements.  This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this FSP SFAS 157-4 is not expected to have a material impact on the Company’s consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009.  Adoption of this FSP is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. This FSP shall be effective for interim reporting periods ending after June 15, 2009.  The new interim disclosures required by this FSP will be included in the Company’s interim financial statements beginning with the second quarter of 2009.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

5.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:
	Three months ended March 31,
(In thousands)	2009	2008
Net income as reported	$4,466	$14,757
Pension adjustment, net of taxes	309	-
Loss on cash flow hedge, net of taxes	(114)	-
Foreign currency translation, net of taxes	(164)	44
Unrealized (loss) gain on securities, net of taxes	(70)	19
Comprehensive income	$4,427	$14,820

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	STOCK-BASED COMPENSATION

The Company reserved 5,062,500 shares of common stock under its 2004 Stock Incentive Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of March 31, 2009, there were approximately 2,180,000 shares available for grants.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2009	2008

Pre-tax expense	$1,015	$889

After tax expense	645	576

Stock Options

Transactions involving RPC’s stock options for the three months ended March 31, 2009 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,108,022	$3.12	2.68 years
Granted	-	-	N/A
Exercised	(204,112)	2.75	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding and exercisable at March 31, 2009	903,910	$3.41	2.99 years	$3,155,000

The total intrinsic value of stock options exercised was approximately $1,318,000 during the three months ended March 31, 2009 and approximately $4,666,000 during the three months ended March 31, 2008.  The tax benefits related to options exercised totaled $100,000 during the three months ended March 31, 2009 and have been classified as financing cash flows in accordance with SFAS 123(R), “Shared-Based Payments.”

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock
The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2009:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2009	1,762,478	$11.34
Granted	722,000	8.55
Vested	(318,208)	8.86
Forfeited	(2,500)	14.49
Non-vested shares at March 31, 2009	2,163,770	$10.48

The total fair value of shares vested during the three months ended March 31, 2009 was approximately $2,712,000 and during the three months ended March 31, 2008 was approximately $2,057,000.  The tax benefits for compensation tax deductions in excess of compensation expense for the three months ended March 31, 2009 totaled approximately $87,000 and were credited to capital in excess of par value and are classified as financing cash flows in accordance with SFAS 123R.

Other Information

As of March 31, 2009, total unrecognized compensation cost related to non-vested restricted shares was approximately $22,160,000 which is expected to be recognized over a weighted-average period of 4.2 years.  As of March 31, 2009, all of the compensation cost related to stock options has been recognized.

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

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended March 31,
	2009	2008
(in thousands)

Revenues:
Technical Services	$151,079	$169,231
Support Services	25,192	27,996
Total revenues	$176,271	$197,227
Operating profit (loss):
Technical Services	$6,149	$20,687
Support Services	3,706	5,858
Corporate	(3,180)	(2,631)
Gain on disposition of assets, net	1,722	1,527
Total operating profit	$8,397	$25,441
Interest expense	(594)	(1,471)
Interest income	33	22
Other income (expense), net	143	(7)
Income before income taxes	$7,979	$23,985

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2009	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at March 31, 2009	$502,748	$182,848	$42,001	$727,597
Capital expenditures	15,985	3,374	116	19,475
Depreciation and amortization	21,603	10,231	186	32,020

8.	INVENTORIES

Inventories of $56,611,000 at March 31, 2009 and $49,779,000 at December 31, 2008 consist of raw materials, parts and supplies.

9.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost (credit) and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended March 31,
(in thousands)	2009	2008

Service cost	$-	$-
Interest cost	485	430
Expected return on plan assets	(380)	(636)
Amortization of net losses	384	71
Net periodic benefit cost (credit)	$489	$(105)

The Company has not made any contributions to the plan during the three months ended March 31, 2009 and does not currently expect to make any additional contributions to this plan during the remainder of 2009.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the Revolving Credit Agreement contains financial covenants limiting the ratio of RPC's consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of RPC's consolidated EBIT to interest expense to no less than 2 to 1.

As of March 31, 2009, RPC has outstanding borrowings of $132.5 million under the Revolving Credit Agreement.  Interest incurred on the line of credit was $658,000 during the three months ended March 31, 2009 and $1,748,000 during the three months ended March 31, 2008. The weighted average interest rate was 1.7% for the three months ended March 31, 2009 and 4.4% for the three months ended March 31, 2008.  For the three months ended March 31, 2009, and March 31, 2008, the Company capitalized interest of approximately $63,000 and $293,000 related to facilities and equipment under construction.  Additionally there were letters of credit outstanding relating to self-insurance programs and contract bids for $19.4 million as of March 31, 2009.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective December 2008 the Company entered into an interest rate swap agreement that effectively converted $50 million of our variable-rate debt to a fixed rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on September 8, 2011.  Under this agreement the Company pays a fixed interest rate of 2.07%.  In return, the issuing lender refunds the Company the variable-rate interest paid to the syndicate of lenders under the Company’s revolving credit agreement on the same notional amount, excluding the margin that varies from 0.40% to 0.80%, depending upon RPC’s then-current consolidated debt-to-EBITDA ratio.

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

The Company had accounts payable for purchases of property, plant and equipment of approximately $14,222,000 as of March 31, 2009 and approximately $33,934,000 as of March 31, 2008.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of March 31, 2009:

	Fair value measurements at March 31, 2009 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$4,868	$-	$-
Available for sale securities	401	-	-
Liabilities:
Interest rate swap	$-	$(1,010)	$-

The Company determines the fair value of the marketable securities that are trading and available for sale through quoted market prices.

At March 31, 2009 and December 31, 2008, there was $132,500,000 and $174,450,000 outstanding under the Company’s Revolving Credit Agreement.  The borrowings under our Revolving Credit Agreement bear interest at the variable rate described in Note 10 and therefore approximate fair value at March 31, 2009 and December 31, 2008.  The Company is subject to interest rate risk on the variable component of the interest rate.  The Company’s risk management objective is to lock in the interest cash outflows on a portion of our debt.  As a result, as described in Note 10, we entered into an interest rate swap agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  The interest rate swap had a negative fair value, which is recorded in other long-term liabilities, of $1,010,000 at March 31, 2009 and $830,000 at December 31, 2008.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of March 31, 2009 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 is incorporated herein by reference.  Since year-end, the Company's operational strategies have not changed.

During the first quarter of 2009, revenues decreased 10.6 percent to $176.3 million compared to the same period in the prior year.  The decline in revenues is primarily due to lower equipment utilization and more competitive pricing in most of our service lines.  International revenues for the first quarter of 2009 increased due to increases in customer activity levels in Egypt, Mexico and Canada partially offset by decreases in Kuwait and Gabon. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of revenues as a percentage of revenues increased approximately 2.7 percentage points in the first quarter of 2009 compared to the same period of 2008.  This increase was due primarily to higher maintenance and repairs expenses and negative leverage from direct personnel costs.

Selling, general and administrative expenses as a percentage of revenues increased by approximately 1.3 percentage points in the first quarter of 2009 compared to the same period in the prior year due to the fixed nature of several of these costs and lower revenues.

RPC, INC. AND SUBSIDIARIES

Income before income taxes declined to $8.0 million for the three months ended March 31, 2009 compared to $24.0 million in the prior year because of lower revenues and higher depreciation expense.  The effective tax rate for the three months ended March 31, 2009 was 44.0 percent compared to 38.5 percent in the prior year.  Diluted earnings per share decreased to $0.05 for the three months ended March 31, 2009 compared to $0.15 in the same period in the prior year. Cash flows from operating activities were $66.0 million for the three months ended March 31, 2009 compared to $46.7 million for the same period in the prior year due to decreased working capital requirements, and cash and cash equivalents were $2.3 million at March 31, 2009, a decrease of $0.7 million compared to December 31, 2008.  The notes payable to banks were $132.5 million as of March 31, 2009, a reduction of $42.0 million compared to $174.5 million as of December 31, 2008.

Consistent with our strategy to selectively grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $19.5 million during the first three months of 2009. Although we currently expect capital expenditures to be approximately $80 million during 2009, the total amount of expenditures for the year will depend primarily on equipment maintenance requirements and the ultimate delivery dates and timing of payments for equipment delivered.  We expect these expenditures to be primarily directed toward our larger, core service lines including primarily pressure pumping, but also hydraulic workover, coiled tubing, nitrogen, and rental tools.

Outlook

Drilling activity in the U.S. domestic oilfield, as measured by the rotary drilling rig count, has been increasing for several years, reaching a cyclical peak of 2,031 rigs in the third quarter of 2008. Between the third quarter of 2008 and the end of the first quarter of 2009, the rig count has declined dramatically.  The annualized decline rate of 81.9 percent is the steepest in U.S. history.  The overall domestic rig count during the three months ended March 31, 2009 was approximately 24.1 percent lower than in the comparable period in 2008.  The unconventional rig count declined as well, but by less than the overall rig count.  The unconventional rig count during the first quarter of 2009 was 56.6 percent of the total rig count, which is higher than the prior year.  RPC’s growth strategy has focused on unconventional drilling, so this relatively stronger unconventional rig count is one reason that RPC’s revenues declined at a lower rate than the overall domestic rig count.  The average price of oil decreased by approximately 55.5 percent and the average price of natural gas decreased by approximately 47.6 percent during the three months ended March 31, 2009 compared to the prior year.  The softness in natural gas and oil prices and the steep, rapid decline in the rig count, along with the global recession and financial crisis, have reduced our customers’ demands for our services.  Indications during the second quarter of 2009 are that customer activity levels will continue to decline during the near term.

Our response to the industry's severe downturn has been to reduce expenses and capital expenditures, thereby maintaining sufficient liquidity to continue our operations and maintain a conservative capital structure.  We decreased the borrowings under our syndicated credit facility during the first three months of 2009 due to lower capital expenditures, and lower working capital requirements due to decreased activity levels.

RPC, INC. AND SUBSIDIARIES

We expect revenues will be lower in 2009 than in 2008.  Although we project that the cost of critical materials used in performing our services, selling, general and administrative expenses, and interest expense will be lower in 2009 than in 2008, these cost reductions will be more than offset by the decline in revenues.  In all of our service lines and geographic markets, we are experiencing the negative impacts of increased competition and lower oilfield activity.  These negative impacts include lower pricing for our services and lower utilization of our equipment.  One positive impact of the current depressed environment is that competition for qualified employees has declined tremendously which has caused the upward labor cost pressure we have experienced over the past few years to abate.  Subsequent to March 31, 2009, we reduced base salaries and wages as well as incentive compensation for most of our employees, and believe that if these negative conditions persist we will retain these employees in spite of these actions because of the decline in competition for labor.  We may evaluate consolidation of certain under-performing facilities in the future if activity continues to decline.  In addition, we believe that the costs of certain raw materials used in providing our services, such as the proppant used in our pressure pumping service line, will decline due to lower oilfield activity and increased supplies of this material.

Further discussion of the Company’s outlook is set forth under the Outlook section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and is incorporated herein by reference.  There have been no significant changes in the Company’s outlook since the filing of the 10-K for 2008 except as discussed above.

RESULTS OF OPERATIONS

	Three months ended March 31,
	2009	2008

Consolidated revenues [in thousands]	$176,271	$197,227
Revenues by business segment [in thousands]:
Technical	$151,079	$169,231
Support	25,192	27,996

Consolidated operating profit [in thousands]	$8,397	$25,441
Operating profit (loss) by business segment [in thousands]:
Technical	$6,149	$20,687
Support	3,706	5,858
Corporate	(3,180)	(2,631)
Gain on disposition of assets, net	$1,722	$1,527

Percentage cost of revenues to revenues	62%	60%
Percentage selling, general & administrative expenses to revenues	16%	14%
Percentage depreciation and amortization expense to revenues	18%	14%
Average U.S. domestic rig count	1,344	1,770
Average natural gas price (per thousand cubic feet (mcf))	$4.52	$8.63
Average oil price (per barrel)	$43.65	$98.03

RPC, INC. AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Revenues.  Revenues for the three months ended March 31, 2009 decreased 10.6 percent compared to the three months ended March 31, 2008.  Domestic revenues decreased 12 percent to $166.7 million compared to the same period in the prior year.  The decreases in revenues are due primarily to lower equipment utilization and more competitive pricing in most of our service lines.  International revenues increased from $8.4 million to $9.7 million compared to the prior year quarter.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas decreased approximately 47.6 percent and the average price of oil decreased 55.5 percent during the first quarter of 2009 as compared to the prior year.  The average domestic rig count during the quarter was approximately 24.1 percent lower than the same period in 2008.  This decrease in drilling activity had a negative impact on our financial results.  We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

The Technical Services segment revenues for the quarter decreased 10.7 percent compared to the first quarter of last year.  Revenues in this segment decreased due primarily to competitive pricing and lower equipment utilization. The Support Services segment revenues for the quarter fell by 10.0 percent compared to the first quarter of prior year.  This decline was due primarily to decreased activity in the rental tool service line, the largest within this segment.  Operating profit decreased in both segments primarily due to lower revenues and higher costs and expenses as a percentage of revenues.

Cost of revenues. Cost of revenues decreased 6.5 percent to $110.0 million for the three months ended March 31, 2009 compared to $117.7 million for three months ended March 31, 2008.  This decrease was due to the variable nature of several of these expenses, including fuel and materials and supplies. Cost of revenues, as a percentage of revenues, increased in the first quarter of 2009 compared to the first quarter of 2008 due primarily to higher maintenance and repairs expenses and negative leverage from direct personnel costs.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the three months ended March 31, 2009 decreased 2.5 percent to $27.6 million compared to $28.3 million for the three months ended March 31, 2008. This decrease was primarily due to lower incentive compensation costs and the impact of cost control measures.  However, these costs as a percent of revenues increased during the three months ended March 31, 2009 compared to the same period in the prior year due to lower revenues and the fixed nature of several of these expenses.

Depreciation and amortization.   Depreciation and amortization totaled $32.0 million for the three months ended March 31, 2009, a 17.2 percent increase, compared to $27.3 million for the quarter ended March 31, 2008. This increase in depreciation and amortization resulted from capital expenditures made during the last year within both Technical Services and Support Services to increase capacity, expand facilities and to maintain our existing fleet of equipment.

RPC, INC. AND SUBSIDIARIES

Gain on disposition of assets, net.  Gain on disposition of assets, net was $1.7 million for the three months ended March 31, 2009 compared to $1.5 million for the three months ended March 31, 2008.  The gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income (expense), net. Other income (expense), net was $143 thousand for the three months ended March 31, 2009 and $(7) thousand for the same period in the prior year.  Other income (expense), net primarily includes gains and losses from investments in the non-qualified benefit plan being marked to market, settlements of various legal and insurance claims, and royalty receipts.

 Interest expense and interest income.  Interest expense was $594 thousand for the three months ended March 31, 2009 compared to $1.5 million for the quarter ended March 31, 2008.  The decrease in 2008 is due to lower interest rates and lower average balance on our revolving line of credit, net of interest capitalized on equipment and facilities under construction.  Interest income was $33 thousand for the three months ended March 31, 2009 and $22 thousand for the three months ended March 31, 2008.

Income tax provision. Income tax provision was $3.5 million during the three months ended March 31, 2009, compared to $9.2 million in 2008.  This decrease was due to the decrease in income before taxes.  The effective tax rate was 44.0 percent for the three months ended March 31, 2009 compared to 38.5 percent for the three months ended March 31, 2008.  The higher rate results primarily from pretax income declining at a faster rate than our non deductible permanent tax differences.

RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2009 were $2.3 million.  The following table sets forth the historical cash flows for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
(In thousands)	2009	2008

Net cash provided by operating activities	$66,021	$46,727
Net cash used for investing activities	(16,904)	(43,869)
Net cash (used for) provided by financing activities	(49,842)	2,294

Cash provided by operating activities for the three months ended March 31, 2009 increased by $19.3 million compared to the comparable period in the prior year.  Although net income decreased $10.3 million for the three months ended March 31, 2009 compared to the same period of 2008, cash provided by operating activities increased due primarily to decreases in working capital, and an increase in depreciation due to higher capital expenditures in 2008. The significant changes in working capital requirements were decreases in accounts receivable, as revenue declined, partially offset by decreases in accounts payable from lower activity levels, and increases in inventory.

Cash used for investing activities for the three months ended March 31, 2009 decreased by $27.0 million, compared to the three months ended March 31, 2008, as a result of lower capital expenditures.

Cash used for financing activities for the three months ended March 31, 2009 increased by $52.1 million, compared to the three months ended March 31, 2008, due to an increase in net repayments of notes payable to banks and an increase in dividends per share paid to common stockholders, partially offset by lower open market repurchases of the Company’s shares.

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2009, remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, cash expected to be generated from operations and our credit facility will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $296.5 million revolving credit facility (the “Revolving Credit Agreement”) that matures in September 2011. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $132.5 million at March 31, 2009 and approximately $15.1 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  A total of $148.9 million was available under our facility as of March 31, 2009.  Additional information regarding our Revolving Credit Agreement is included in Note 10 to our Consolidated Financial Statements included in this report.

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

RPC, INC. AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2009 will be approximately $80 million, of which $19.5 million has been spent as of March 31, 2009.  We expect these expenditures to be primarily directed towards revenue-producing equipment in our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools. The actual amount of 2009 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statutes that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  The Company did not make any contributions to the pension plan in the three months ended March 31, 2009 and does not currently expect to make any contributions to the pension plan for the remainder of 2008.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 11,812,500 shares.  The Company repurchased no shares of common stock under the program during the three months ended March 31, 2009 but may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies and restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On April 28, 2009, the Board of Directors approved a $0.07 per share cash dividend payable June 10, 2009 to stockholders of record at the close of business May 8, 2009.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor increase as well.  Due to the increases in activity in the domestic oilfield, as well as a shortage of a skilled work force due to historically low activity in the oilfield, the Company experienced upward wage pressures in the labor markets from which it hires employees for several years.  However, this pressure abated with the sudden, steep decline in domestic oilfield activity which began in the third quarter of 2008.  The Company has recently reduced the compensation of salaried and hourly employees and changed the structure of incentive compensation plans, thus lowering these costs.  The Company has experienced shortages for critical materials used in some of its largest service lines over the past several years, and these shortages have caused price increases for these materials as well as higher transportation costs, since some alternative suppliers are located farther from the Company’s operational locations than the original suppliers.  Inventory levels have also grown due to price increases and our purchases of large quantities of these materials in order to receive quantity discounts.  We believe that this cost pressure is abating as well, due to lower oilfield activity coupled with supply increases from international sources.   If these trends continue, the Company’s costs and working capital requirements relating to labor and materials and supplies will be lower in the future.  However, such lower costs many not necessarily lead to higher future profitability, as the Company is experiencing tremendous competitive pricing pressures for its services due to lower oilfield activity and a large amount of oilfield service capacity in the markets in which we operate.

RPC, INC. AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  During the three months ended March 31, 2009, RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling $227,000 compared to $263,000 for the comparable period in 2008.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $176,000 for the three months ended March 31, 2009 and $91,000 for the three months ended March 31, 2008.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $24,000 for the three months ended March 31, 2009 and $21,000 for the three months ended March 31, 2008.

RPC, INC. AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no significant changes in the critical accounting policies since year-end.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements, forecasted revenues, costs, expenses and operating profit for 2009, forecasted lower income before taxes and net income in 2009 compared to 2008, our belief that customer activity levels will continue to decline during the near term, our ability to retain our employees, our business strategy, plans and objectives, market risk exposure, adequacy of capital resources and funds, opportunity for growth and expansion, anticipated pension funding payments and capital expenditures, expectations as to future payment of dividends, the possible unfavorable outcome of sales and use tax audits, the impact of inflation and related trends on the Company’s financial position and operating results, our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

RPC, INC. AND SUBSIDIARIES

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward looking statements.  Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, its other SEC filings and the following:  the declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, and risks of international operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of March 31, 2009, there are outstanding interest-bearing advances of $132.5 million on our credit facility which bear interest at a floating rate.  Effective December 2008 we entered into a $50 million interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the Revolving Credit Agreement to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes.  Under this agreement, we pay a fixed interest rate of 2.07% and in return, the issuing lender refunds us the variable-rate interest paid to the syndicate of lenders under our Revolving Credit Agreement on the same notional amount, excluding the margin. The swap agreement terminates on September 8, 2011.  As of March 31, 2009 the interest rate swap had a negative fair value of $1,010,000 and is reflected in other long-term liabilities on the balance sheet.  An increase in interest rates of one percent would result in the interest rate swap having a positive fair value of approximately $155,000.  A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $2,194,000.  A change in interest rates will have no impact on the interest expense associated with the $50,000,000 of borrowings under the Revolving Credit Agreement that are subject to the interest rate swap.  A change in the interest rate of one percent on the remaining outstanding balance of the credit facility at March 31, 2009 not subject to the interest rate swap would cause a change of $825,000 in total annual interest costs.

RPC, INC. AND SUBSIDIARIES

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

As of the end of the period covered by this report, March 31, 2009 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A.	RISK FACTORS

See risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the first quarter of 2009 are outlined below.

				Total Number of	Maximum Number (or
				Shares (or Units)	Approximate Dollar Value) of
	Total Number of			Purchased as Part of	Shares (or Units) that May Yet
	Shares (or Units)		Average Price Paid	Publicly Announced	Be Purchased Under the Plans
Period	Purchased		Per Share (or Unit)	Plans or Programs	or Programs (1)
Month #1
January 1, 2009 to January 31, 2009	201,862	(2)	$8.22	-	2,807,265

Month #2
February 1, 2009 to February 28, 2009	-		-	-	2,807,265

Month #3
March 1, 2009 to March 31, 2009	-		-	-	2,807,265

Totals	201,862		$8.22	-	2,807,265

(1)
The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 11,812,500 shares in the open market. Currently the program does not have a predetermined expiration date.

(2)	Consists of shares repurchased by the Company in connection with option exercises and taxes related to the vesting of restricted shares.

RPC, INC. AND SUBSIDIARIES

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

RPC, INC. AND SUBSIDIARIES

ITEM 6.	Exhibits

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2007).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Richard A. Hubbell
Date: May 5, 2009	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 5, 2009	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)