Form 10-Q
period 2009-06-30
RPC INC
filed 2009-08-05
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

Commission File No. 1-8726

RPC, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1550825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2801 Buford Highway, Suite 520, Atlanta, Georgia 30329
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code — (404) 321-2140

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of July 29, 2009, RPC, Inc. had 98,407,052 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(In thousands)
(Unaudited)

	June 30, 2009	December 31, 2008
		(Note 1)
ASSETS

Cash and cash equivalents	$2,812	$3,037
Accounts receivable, net	121,276	210,375
Inventories	54,044	49,779
Deferred income taxes	5,634	6,187
Income taxes receivable	18,377	15,604
Prepaid expenses and other current assets	3,594	7,841
Total current assets	205,737	292,823
Property, plant and equipment, net	444,856	470,115
Goodwill	24,093	24,093
Other assets	7,966	6,430
Total assets	$682,652	$793,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$36,061	$61,217
Accrued payroll and related expenses	9,662	20,398
Accrued insurance expenses	4,746	4,640
Accrued state, local and other taxes	2,999	2,395
Income taxes payable	927	3,359
Other accrued expenses	255	320
Total current liabilities	54,650	92,329
Long-term accrued insurance expenses	9,008	8,398
Notes payable to banks	123,550	174,450
Long-term pension liabilities	12,872	11,177
Other long-term liabilities	1,668	3,628
Deferred income taxes	50,542	54,395
Total liabilities	252,290	344,377
Common stock	9,840	9,770
Capital in excess of par value	5,290	3,990
Retained earnings	424,588	445,356
Accumulated other comprehensive loss	(9,356)	(10,032)
Total stockholders’ equity	430,362	449,084
Total liabilities and stockholders’ equity	$682,652	$793,461

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues	$127,018	$214,689	$303,289	$411,916
Cost of revenues	91,080	120,175	201,050	237,845
Selling, general and administrative expenses	23,372	29,010	50,978	57,327
Depreciation and amortization	32,376	29,177	64,396	56,503
Gain on disposition of assets, net	(312)	(1,473)	(2,034)	(3,000)
Operating (loss) profit	(19,498)	37,800	(11,101)	63,241
Interest expense	(527)	(1,250)	(1,121)	(2,721)
Interest income	52	24	85	46
Other income, net	608	105	751	98
(Loss) income before income taxes	(19,365)	36,679	(11,386)	60,664
Income tax (benefit) provision	(7,741)	14,221	(4,228)	23,449
Net (loss) income	$(11,624)	$22,458	$(7,158)	$37,215

(Loss) Earnings per share
Basic	$(0.12)	$0.23	$(0.07)	$0.39
Diluted	$(0.12)	$0.23	$(0.07)	$0.38

Dividends per share	$0.07	$0.06	$0.14	$0.12

Average shares outstanding
Basic	96,317	96,778	96,247	96,603
Diluted	96,317	98,120	96,247	98,124

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(In thousands)
(Unaudited)

				Capital in Excess of Par Value		Accumulated Other Comprehensive Loss
	Comprehensive Income (Loss)				Retained Earnings
		Common Stock
		Shares	Amount				Total
Balance, December 31, 2008		97,705	$9,770	$3,990	$445,356	$(10,032)	$449,084
Stock issued for stock incentive plans, net		930	93	(198)	—	—	(105)
Stock purchased and retired		(233)	(23)	(1,914)	—	—	(1,937)
Net loss	$(7,158)	—	—	—	(7,158)	—	(7,158)
Pension adjustment, net of taxes	554	—	—	—	—	554	554
Change in cash flow hedge, net of taxes	129	—	—	—	—	129	129
Foreign currency translation, net of taxes	(3)	—	—	—	—	(3)	(3)
Unrealized loss on securities, net of taxes	(4)	—	—	—	—	(4)	(4)
Comprehensive loss	$(6,482)
Dividends declared		—	—	—	(13,610)	—	(13,610)
Stock-based compensation		—	—	2,088	—	—	2,088
Excess tax benefits for share-based payments		—	—	1,324	—	—	1,324
Balance, June 30, 2009		98,402	$9,840	$5,290	$424,588	$(9,356)	$430,362

The accompanying notes are an integral part of this consolidated financial statement.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008
(In thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(7,158)	$37,215
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	64,378	56,515
Stock-based compensation expense	2,088	1,809
Gain on disposition of assets, net	(2,034)	(3,000)
Deferred income tax (benefit) provision	(4,376)	793
Excess tax benefits for share-based payments	(1,324)	(767)
Changes in current assets and liabilities:
Accounts receivable	89,241	(17,221)
Income taxes receivable	(1,449)	12,815
Inventories	(4,204)	(6,131)
Prepaid expenses and other current assets	4,239	2,100
Accounts payable	(23,221)	6,702
Income taxes payable	(2,432)	(1,340)
Accrued payroll and related expenses	(10,736)	(1,818)
Accrued insurance expenses	106	408
Accrued state, local and other taxes	604	1,295
Other accrued expenses	(88)	(81)
Changes in working capital	52,060	(3,271)
Changes in other assets and liabilities:
Accrued pension	2,566	799
Accrued insurance expenses	610	530
Other non-current assets	(1,525)	(798)
Other non-current liabilities	(1,755)	(662)
Net cash provided by operating activities	103,530	89,163

INVESTING ACTIVITIES
Capital expenditures	(43,214)	(101,263)
Proceeds from sale of assets	4,170	5,035
Net cash used for investing activities	(39,044)	(96,228)

FINANCING ACTIVITIES
Payment of dividends	(13,610)	(11,642)
Borrowings from notes payable to banks	146,850	186,950
Repayments of notes payable to banks	(197,750)	(160,800)
Debt issue costs for notes payable to banks	—	(94)
Excess tax benefits for share-based payments	1,324	767
Cash paid for common stock purchased and retired	(1,628)	(5,671)
Proceeds received upon exercise of stock options	103	245
Net cash (used for) provided by financing activities	(64,711)	9,755

Net (decrease) increase in cash and cash equivalents	(225)	2,690
Cash and cash equivalents at beginning of period	3,037	6,338
Cash and cash equivalents at end of period	$2,812	$9,028

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	GENERAL

          The accompanying unaudited consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company has considered subsequent events through August 5, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.

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

          Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share,” requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. Basic and diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the respective periods. A reconciliation of weighted average shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share data)	2009	2008	2009	2008
Net (loss) income available for stockholders (numerator for basic and diluted (loss) earnings per share):	$(11,624)	$22,458	$(7,158)	$37,215
Shares (denominator):
Weighted average shares outstanding (denominator for basic (loss) earnings per share)	96,317	96,778	96,247	96,603
Effect of dilutive securities:
Employee stock options and restricted stock	—	1,342	—	1,521
Adjusted weighted average shares (denominator for diluted (loss) earnings per share)	96,317	98,120	96,247	98,124
(Loss) earnings per share:
Basic	$(0.12)	$0.23	$(0.07)	$0.39
Diluted	$(0.12)	$0.23	$(0.07)	$0.38

          The effect of the Company’s stock options and restricted shares as shown below have been excluded from the computation of diluted (loss) earnings per share for the following periods, as their effect would have been anti-dilutive:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock options	883	—	883	—
Restricted stock	2,055	—	2,055	—

          In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in SFAS 128, Earnings per Share. The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends. The Company evaluated the impact of FSP EITF 03-6-1 and determined that the impact was not material and determined the basic and diluted earnings per share amounts as reported are equivalent to the basic and diluted earnings per share amounts calculated under FSP EITF 03-6-1.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

Financial Accounting Standards Board Statements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 provides guidance regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 in the second quarter of 2009 and the adoption did not have a material effect on the Company’s consolidated financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted FSP 157-4 in the second quarter of 2009 and the adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted this FSP in the second quarter of 2009 and the adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The Company adopted this FSP in the second quarter of 2009. See Note 13 for related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted:

Financial Accounting Standards Board Statements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS 168 establishes the Codification as the single source of authoritative U.S. generally accepted accounting principles in addition to the rules and interpretive releases of the SEC under authority of federal securities laws. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. As required, the Company plans to adopt SFAS 168 in the third quarter of 2009 and does not expect the adoption to have a material impact on its consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 is effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FASB issued the FSP, which amends FASB Statement 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” in order to provide adequate transparency about the types of assets and associated risks in employers’ postretirement plans. Disclosures are designed to provide an understanding of how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. The disclosures about plan assets required by this FSP are required to be provided for fiscal years ending after December 15, 2009, with no restatement required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions of this FSP is permitted. The Company is currently in the process of determining the additional disclosures required upon the adoption of this FSP.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008
Net (loss) income as reported	$(11,624)	$22,458	$(7,158)	$37,215
Pension adjustment, net of taxes	245	44	554	44
Change in cash flow hedge, net of taxes	243	—	129	—
Foreign currency translation, net of taxes	161	10	(3)	54
Unrealized (loss) gain on securities, net of taxes	66	440	(4)	459
Comprehensive (loss) income	$(10,909)	$22,952	$(6,482)	$37,772

6.	STOCK-BASED COMPENSATION

          The Company reserved 5,062,500 shares of common stock under its 2004 Stock Incentive Plan which expires ten years from the date of approval. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. As of June 30, 2009, there were approximately 2,186,000 shares available for grants.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008

Pre-tax expense	$1,073	$920	$2,088	$1,809

After tax expense	681	584	1,326	1,160

          Stock Options

                    Transactions involving RPC’s stock options for the six months ended June 30, 2009 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,108,022	$3.12	2.68 years
Granted	—	—	N/A
Exercised	(215,862)	2.75	N/A
Forfeited	(8,715)	3.76	N/A
Expired	—	—	N/A
Outstanding and exercisable at June 30, 2009	883,445	$3.39	2.74 years	$4,382,000

          The total intrinsic value of stock options exercised was approximately $1,376,000 during the six months ended June 30, 2009 and approximately $5,596,000 during the six months ended June 30, 2008. The tax benefits related to options exercised totaled $329,000 during the six months ended June 30, 2009 were credited to capital in excess of par value and are classified as financing cash flows in accordance with SFAS 123(R), “Shared-Based Payments.”

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2009:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2009	1,762,478	$11.34
Granted	722,000	8.55
Vested	(421,138)	9.19
Forfeited	(8,051)	12.96
Non-vested shares at June 30, 2009	2,055,289	$10.79

          The total fair value of shares vested during the six months ended June 30, 2009 was approximately $3,682,000 and during the six months ended June 30, 2008 was approximately $3,675,000. The tax benefits for compensation tax deductions in excess of compensation expense for the six months ended June 30, 2009 totaled approximately $995,000 and were credited to capital in excess of par value and are classified as financing cash flows in accordance with SFAS 123(R).

Other Information

          As of June 30, 2009, total unrecognized compensation cost related to non-vested restricted shares was approximately $21,160,000 which is expected to be recognized over a weighted-average period of 4.1 years. As of June 30, 2009, all of the compensation cost related to stock options has been recognized.

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

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
(in thousands)

Revenues:
Technical Services	$109,987	$185,284	$261,066	$354,515
Support Services	17,031	29,405	42,223	57,401
Total revenues	$127,018	$214,689	$303,289	$411,916
Operating (loss) profit:
Technical Services	$(15,212)	$31,958	$(9,064)	$52,644
Support Services	(1,616)	6,764	2,090	12,622
Corporate	(2,982)	(2,395)	(6,161)	(5,025)
Gain on disposition of assets, net	312	1,473	2,034	3,000
Total operating (loss) profit	$(19,498)	$37,800	$(11,101)	$63,241
Interest expense	(527)	(1,250)	(1,121)	(2,721)
Interest income	52	24	85	46
Other income, net	608	105	751	98
(Loss) Income before income taxes	$(19,365)	$36,679	$(11,386)	$60,664

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six months ended June 30, 2009	Technical Services	Support Services	Corporate	Total
(in thousands)

Identifiable assets at June 30, 2009	$466,753	$167,624	$48,275	$682,652

Capital expenditures	31,392	11,469	353	43,214

Depreciation and amortization	50,450	13,575	371	64,396

8.	INVENTORIES

Inventories of $54,044,000 at June 30, 2009 and $49,779,000 at December 31, 2008 consist of raw materials, parts and supplies.

9.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost (credit) and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008

Service cost	$—	$—	$—	$—
Interest cost	484	461	969	921
Expected return on plan assets	(380)	(636)	(760)	(1,272)
Amortization of net losses	385	71	769	142
Net periodic benefit cost (credit)	$489	$(104)	$978	$(209)

The Company has not made any contributions to the plan during the six months ended June 30, 2009 and does not currently expect to make any contributions to this plan during the remainder of 2009.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at RPC’s election:

● the Base Rate, which is the greater of SunTrust Bank’s “prime rate” for the day of the borrowing and a fluctuating rate per annum equal to the Federal Funds Rate plus .50%; or

          ●          with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus a margin ranging from .40% to .80%, based upon RPC’s then-current consolidated debt-to-EBITDA ratio. In addition, RPC will pay an annual fee ranging from .10% to .20% of the total credit facility based upon RPC’s then-current consolidated debt-to-EBITDA ratio.

          The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items. Further, the Revolving Credit Agreement contains financial covenants limiting the ratio of RPC’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of RPC’s consolidated EBIT to interest expense to no less than 2 to 1.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          As of June 30, 2009, RPC has outstanding borrowings of $123.6 million under the Revolving Credit Agreement. Interest incurred on the line of credit was $598,000 and $1,255,000 during the three and six months ended June 30, 2009, and $1,473,000 and $3,221,000 during the three and six months ended June 30, 2008. The weighted average interest rate was 1.9% and 1.8% for the three and six months ended June 30, 2009, and 3.4% and 3.9% for the three and six months ended June 30, 2008. For the six months ended June 30, 2009, and June 30, 2008, the Company capitalized interest of approximately $123,000 and $533,000 related to facilities and equipment under construction. Additionally there were letters of credit outstanding relating to self-insurance programs and contract bids for $15.0 million as of June 30, 2009.

          Effective December 2008 the Company entered into an interest rate swap agreement that effectively converted $50 million of the Company’s variable-rate debt to a fixed rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense. The agreement terminates on September 8, 2011. Under this agreement the Company pays a fixed interest rate of 2.07%. In return, the issuing lender refunds the Company the variable-rate interest paid to the syndicate of lenders under the Company’s revolving credit agreement on the same notional amount, excluding the margin that varies from 0.40% to 0.80%, depending upon RPC’s then-current consolidated debt-to-EBITDA ratio.

11.	INCOME TAXES

          The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

12.	SUPPLEMENTAL CASH FLOWS INFORMATION

The Company had accounts payable for purchases of property, plant and equipment of approximately $7,441,000 as of June 30, 2009, and approximately $14,482,000 as of June 30, 2008.

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

    The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of June 30, 2009:

	Fair value measurements at June 30, 2009 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$5,632	$—	$—
Available for sale securities	504	—	—
Liabilities:
Interest rate swap	$—	$(626)	$—

          At June 30, 2009 and December 31, 2008, there was $123,550,000 and $174,450,000 outstanding under the Company’s Revolving Credit Agreement. The borrowings under the Company’s Revolving Credit Agreement bear interest at the variable rate described in Note 10 and therefore approximate fair value at June 30, 2009 and December 31, 2008. The Company is subject to interest rate risk on the variable component of the interest rate. The Company’s risk management objective is to lock in the interest cash outflows on a portion of the Company’s debt. As a result, as described in Note 10, the Company entered into an interest rate swap agreement on $50 million of debt to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense. The interest rate swap had a negative fair value, which is recorded in other long-term liabilities, of $626,000 at June 30, 2009 and $830,000 at December 31, 2008. The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that the Company would expect to pay to terminate the swap.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, marketable securities, accounts payable, an interest rate swap, and debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The marketable securities classified as available-for-sale and the securities held in the SERP classified as trading are carried at fair value, through quoted market prices, in the accompanying consolidated balance sheets.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of June 30, 2009 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 32.

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

          The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 is incorporated herein by reference. Since year-end, the Company’s operational strategies have not changed.

          During the second quarter of 2009, revenues decreased 40.8 percent to $127.0 million compared to the same period in the prior year. The decline in revenues resulted primarily from lower pricing for our services, coupled with lower utilization of our equipment and personnel. International revenues for the second quarter of 2009 declined slightly due to declines in Oman, Saudi Arabia, the United Arab Emirates, Canada and Bolivia, partially offset by increases in Australia, New Zealand, Mexico, South Africa, Cameroon and Egypt. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

          Expense reduction measures taken in 2009 only slightly offset the dramatically lower revenues in the second quarter of 2009. Although these measures did contribute to the overall decreases in cost of revenues and selling, general and administrative expenses, they were not sufficient to overcome the effects of lower pricing for our services.

          Cost of revenues as a percentage of revenues increased approximately 15.7 percentage points in the second quarter of 2009 compared to the same period of 2008. This increase was due primarily to the effects on revenues of lower pricing due to competition, and higher materials requirements for more service-intensive work, partially offset by the expense reduction measures taken.

RPC, INC. AND SUBSIDIARIES

          Selling, general and administrative expenses as a percentage of revenues increased by approximately 4.9 percentage points in the second quarter of 2009 compared to the same period in the prior year due to negative leverage of these costs resulting from lower revenues. The Company realized an operating loss in the current quarter due to lower revenues and increased depreciation, partially offset by lower costs of revenues and selling, general and administrative expenses.

          The Company realized a pretax loss of $19.4 million for the three months ended June 30, 2009 compared to pretax income of $36.7 million in the prior year. The pretax loss for the three months ended June 30, 2009 resulted in the Company recording an income tax benefit for the quarter, compared to income tax provision of $14.2 million, or an effective tax rate of 38.8 percent, in the prior year. Diluted loss per share was $0.12 for the three months ended June 30, 2009 compared to diluted earnings per share of $0.23 in the same period in the prior year. Cash flows from operating activities were $103.5 million for the six months ended June 30, 2009 compared to $89.2 million for the same period in the prior year due to decreased working capital requirements realized consistent with lower revenues and business activity levels. The notes payable to banks were $123.6 million as of June 30, 2009 and $182.6 million as of June 30, 2008.

          Capital expenditures were $43.2 million during the first six months of 2009. We currently expect capital expenditures to be approximately $70 million during 2009. This estimated amount is lower than in any of the previous three fiscal years, due to low pricing and utilization on our existing fleet of equipment at the present time, and our strategy to maintain a conservative balance sheet. We expect that our capital expenditures in 2009 will be primarily directed toward routine and emergency maintenance and for equipment related to specific projects in which we have a contract with a customer, rather than growth in our fleet of equipment.

Outlook

          Drilling activity in the U.S. domestic oilfield, as measured by the rotary drilling rig count, experienced a cyclical peak in the third quarter of 2008, and since that time has declined at the fastest annualized rate in history. Following a peak of 2,031 in the third quarter of 2008, the U.S. domestic rotary drilling rig count fell 56.5 percent to 876 near the end of the second quarter of 2009. The overall domestic rig count during the six months ended June 30, 2009 was approximately 37.3 percent lower than in the comparable period in 2008. As of the beginning of the third quarter of 2009, the rotary drilling rig count appears to have stabilized, although there are no indications that it will significantly increase in the near term. The average price of oil decreased by approximately 53.6 percent and the average price of natural gas decreased by approximately 58.9 percent during the six months ended June 30, 2009 compared to the prior year. Our response to the industry’s rapid decline is to maintain sufficient liquidity and a conservative capital structure. As discussed in the Overview section above, we have reduced our capital expenditures and reduced costs during 2009, one result of which is that the balance on our revolving credit facility has been reduced by $50.9 million since December 31, 2008. We expect revenues will be lower in 2009 than in 2008. Although we have reduced headcount and taken additional steps to reduce employment costs, as well as reduced costs in other areas, we believe that we will generate operating and net losses for the 12 months ended December 31, 2009.

RPC, INC. AND SUBSIDIARIES

          In most of the Company’s service lines and all of our geographic markets, we are experiencing the negative impacts of increased competition, including lower pricing for our services and lower utilization of our equipment and personnel.

          Further discussion of the Company’s outlook is set forth under the Outlook section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and is incorporated herein by reference. There have been no significant changes in the Company’s outlook since the filing of the 10-K for 2008 except as discussed above.

RESULTS OF OPERATIONS
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Consolidated revenues [in thousands]	$127,018	$214,689	$303,289	$411,916
Revenues by business segment [in thousands]:
Technical	$109,987	$185,284	$261,066	$354,515
Support	17,031	29,405	42,223	57,401

Consolidated operating (loss) profit [in thousands]	$(19,498)	$37,800	$(11,101)	$63,241
Operating (loss) profit by business segment [in thousands]:
Technical	$(15,212)	$31,958	$(9,064)	$52,644
Support	(1,616)	6,764	2,090	12,622
Corporate	$(2,983)	$(2,395)	$(6,161)	$(5,025)
Gain on disposition of assets, net	$312	$1,473	$2,034	$3,000

Percentage cost of revenues to revenues	71.7%	56.0%	66.3%	57.7%
Percentage selling, general & administrative expenses to revenues	18.4%	13.5%	16.8%	13.9%
Percentage depreciation and amortization expense to revenues	25.5%	13.6%	21.2%	13.7%
Average U.S. domestic rig count	934	1,864	1,139	1,817
Average natural gas price (per thousand cubic feet (mcf))	$3.69	$11.33	$4.10	$9.98
Average oil price (per barrel)	$60.06	$125.24	$51.85	$111.64

RPC, INC. AND SUBSIDIARIES

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

          Revenues. Revenues for the three months ended June 30, 2009 decreased 40.8 percent compared to the three months ended June 30, 2008. Domestic revenues decreased 42.5 percent to $118.4 million compared to the same period in the prior year. The decreases in revenues are due primarily to dramatically lower pricing for our services coupled with modestly lower utilization of our equipment and personnel. International revenues remained unchanged at $8.7 million for the three months ended June 30, 2009 and June 30, 2008. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

          The average price of natural gas decreased approximately 67.4 percent and the average price of oil decreased 52.0 percent during the second quarter of 2009 as compared to the prior year. The average domestic rig count during the quarter was approximately 49.9 percent lower than the same period in 2008. This decrease in drilling activity had a negative impact on our financial results. We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

          The Technical Services segment revenues for the quarter decreased 40.6 percent compared to the same period in the prior year. Revenues in this segment decreased due primarily to competitive pricing pressures and lower equipment utilization. The Support Services segment revenues for the quarter fell by 42.1 percent compared to the same period in the prior year. This decline was due primarily to lower pricing and decreased activity in the rental tool service line, the largest within this segment. Operating profit decreased in both segments primarily due to lower revenues and higher costs and expenses as a percentage of revenues.

          Cost of revenues. Cost of revenues decreased 24.2 percent to $91.0 million for the three months ended June 30, 2009 compared to $120.2 million for three months ended June 30, 2008. This decrease was due to the variable nature of several of these expenses as well as the impact of expense reduction measures taken during 2009, including employment cost reductions and greater efficiencies in the purchase of materials and supplies. Cost of revenues, as a percentage of revenues, increased in the second quarter of 2009 compared to the second quarter of 2008 due primarily to lower pricing for our services, higher materials requirements for more service-intensive work and negative leverage from direct personnel costs.

          Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2009 decreased 19.4 percent to $23.4 million compared to $29.0 million for the three months ended June 30, 2008. This decrease was primarily due to lower employment costs and other expenses resulting from expense reduction efforts instituted in 2009. However, these costs as a percent of revenues increased during the three months ended June 30, 2009 compared to the same period in the prior year due to lower revenues and the fixed nature of several of these expenses.

RPC, INC. AND SUBSIDIARIES

          Depreciation and amortization. Depreciation and amortization totaled $32.4 million for the three months ended June 30, 2009, an 11.0 percent increase, compared to $29.2 million for the quarter ended June 30, 2008. This increase in depreciation and amortization resulted from capital expenditures made during the last year within both Technical Services and Support Services to increase capacity, expand facilities and to maintain our existing fleet of equipment.

          Gain on disposition of assets, net. Gain on disposition of assets, net was $312 thousand for the three months ended June 30, 2009 compared to $1.5 million for the three months ended June 30, 2008. The gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

          Other income, net. Other income, net was $608 thousand for the three months ended June 30, 2009 and $105 thousand for the same period in the prior year. Other income, net primarily includes gains and losses from investments in the non-qualified benefit plan being marked to market, settlements of various legal and insurance claims, and royalty receipts.

          Interest expense and interest income. Interest expense was $527 thousand for the three months ended June 30, 2009 compared to $1.3 million for the quarter ended June 30, 2008. The decrease in 2009 is due to lower interest rates and a lower average balance on our revolving line of credit, net of interest capitalized on equipment and facilities under construction. Interest income was $52 thousand for the three months ended June 30, 2009 and $24 thousand for the three months ended June 30, 2008.

          Income tax (benefit) provision. Income tax benefit was $7.7 million during the three months ended June 30, 2009, compared to a $14.2 million income tax provision for the same period in 2008. This change was due to the decrease in income before taxes. The effective tax rate was 40.0 percent for the three months ended June 30, 2009 compared to 38.8 percent for the three months ended June 30, 2008.

RPC, INC. AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

          Revenues. Revenues for the six months ended June 30, 2009 decreased 26.4 percent compared to the six months ended June 30, 2008. Domestic revenues decreased 27.8 percent to $285.0 million compared to the same period in the prior year. The decreases in revenues are due primarily to lower pricing for our services and lower utilization of our equipment and personnel. International revenues increased from $17.1 million to $18.3 million compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

          The average price of natural gas decreased approximately 58.9 percent and the average price of oil decreased 53.6 percent during the six months ended June 30, 2009 as compared to the prior year. The average domestic rig count during the period was approximately 37.3 percent lower than the same period in 2008. This decrease in drilling activity had a negative impact on our financial results. We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

          The Technical Services segment revenues for the first six months of 2009 decreased 26.4 percent compared to the prior year. Revenues in this segment decreased due primarily to competitive pricing and lower equipment utilization. The Support Services segment revenues for the first six months of 2009 fell by 26.4 percent compared to the prior year. This decline was due primarily to decreased activity in the rental tool service line, the largest within this segment. Operating profit decreased in both segments primarily due to lower revenues and higher costs and expenses as a percentage of revenues.

          Cost of revenues. Cost of revenues decreased 15.5 percent to $201.1 million for the six months ended June 30, 2009 compared to $237.8 million for six months ended June 30, 2008. This decrease was due to the variable nature of several of these expenses as well as the impact of expense reduction measures taken during 2009. Cost of revenues, as a percentage of revenues, increased in the first six months of 2009 compared to the first six months of 2008 due primarily to lower pricing for our services, higher maintenance and repairs expenses and negative leverage from direct personnel costs.

          Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2009 decreased 11.1 percent to $51.0 million compared to $57.3 million for the six months ended June 30, 2008. This decrease was primarily due to lower employment costs and other expenses resulting from expense reduction efforts instituted in 2009. However, these costs as a percent of revenues increased during the six months ended June 30, 2009 compared to the same period in the prior year due to lower revenues and the fixed nature of several of these expenses.

          Depreciation and amortization. Depreciation and amortization totaled $64.4 million for the six months ended June 30, 2009, a 14.0 percent increase, compared to $56.5 million for the six months ended June 30, 2008. This increase in depreciation and amortization resulted from capital expenditures made during the last twelve months within both Technical Services and Support Services to increase capacity, expand facilities and to maintain our existing fleet of equipment.

RPC, INC. AND SUBSIDIARIES

          Gain on disposition of assets, net. Gain on disposition of assets, net was $2.0 million for the six months ended June 30, 2009 compared to $3.0 million for the six months ended June 30, 2008. The gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

          Other income, net. Other income, net was $751 thousand for the six months ended June 30, 2009 and $98 thousand for the same period in the prior year. Other income, net primarily includes gains and losses from investments in the non-qualified benefit plan being marked to market, settlements of various legal and insurance claims, and royalty receipts.

          Interest expense and interest income. Interest expense was $1.1 million for the six months ended June 30, 2009 compared to $2.7 million for the six months ended June 30, 2008. The decrease in 2009 is due to lower interest rates and a lower average balance on our revolving line of credit, net of interest capitalized on equipment and facilities under construction. Interest income was $85 thousand for the six months ended June 30, 2009 and $46 thousand for the six months ended June 30, 2008.

          Income tax (benefit) provision. Income tax benefit was $4.2 million during the six months ended June 30, 2009, compared to a $23.4 million income tax provision for the same period in 2008. This change was due to the decrease in income before taxes. The effective tax rate was 37.1 percent for the six months ended June 30, 2009 compared to 38.7 percent for the six months ended June 30, 2008.

RPC, INC. AND SUBSIDIARIES

          LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

          The Company’s cash and cash equivalents at June 30, 2009 were $2.8 million. The following table sets forth the historical cash flows for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
(In thousands)	2009	2008

Net cash provided by operating activities	$103,530	$89,163
Net cash used for investing activities	(39,044)	(96,228)
Net cash (used for) provided by financing activities	(64,711)	9,755

          Cash provided by operating activities for the six months ended June 30, 2009 increased by $14.4 million compared to the comparable period in the prior year. Although net income decreased $44.4 million for the six months ended June 30, 2009 compared to the same period of 2008, cash provided by operating activities increased due primarily to decreases in working capital, and an increase in depreciation due to higher capital expenditures in 2008. The significant changes in working capital requirements were decreases in accounts receivable, as revenue declined, partially offset by decreases in accounts payable from lower activity levels, and increases in inventory.

          Cash used for investing activities for the six months ended June 30, 2009 decreased by $57.2 million, compared to the six months ended June 30, 2008, primarily as a result of lower capital expenditures.

          Cash used for financing activities for the six months ended June 30, 2009 increased by $74.5 million, compared to the six months ended June 30, 2008, due to an increase in net repayments of notes payable to banks and an increase in dividends per share paid to common stockholders, partially offset by lower open market repurchases of the Company’s shares.

Financial Condition and Liquidity

          The Company’s financial condition as of June 30, 2009, remains strong. We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, cash expected to be generated from operations and our credit facility will provide sufficient capital to meet our requirements for at least the next twelve months. The Company currently has a $296.5 million revolving credit facility (the “Revolving Credit Agreement”) that matures in September 2011. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity. Our outstanding borrowings were $123.6 million at June 30, 2009 and approximately $15.0 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids. A total of $157.9 million was available under our facility as of June 30, 2009. Additional information regarding our Revolving Credit Agreement is included in Note 10 to our Consolidated Financial Statements included in this report.

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

RPC, INC. AND SUBSIDIARIES

Cash Requirements

          The Company currently expects that capital expenditures during 2009 will be approximately $70 million, of which $43.2 million has been spent as of June 30, 2009. We expect these expenditures for the remainder of 2009 to be primarily directed towards maintenance of our revenue-producing equipment in our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools. The actual amount of 2009 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

          The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statutes that could result in unfavorable outcomes that cannot be currently estimated.

          The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. The Company did not make any contributions to the pension plan in the six months ended June 30, 2009 and does not currently expect to make any contributions to the pension plan for the remainder of 2009.

          The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 11,812,500 shares. The Company repurchased no shares of common stock under the program during the six months ended June 30, 2009 but may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies and restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

          On July 28, 2009, the Board of Directors approved a $0.04 per share cash dividend payable September 10, 2009 to stockholders of record at the close of business August 10, 2009. This reduction in dividend, along with reduced headcount, employment costs and discretionary expenses, enhances and strengthens our capital structure giving us the opportunity to pay down debt and continue to maintain a solid, conservative balance sheet. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

          The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor increase as well. Upward wage pressures abated with the sudden, steep decline in domestic oilfield activity which began in the third quarter of 2008. The Company has recently reduced the compensation of salaried and hourly employees and changed the structure of incentive compensation plans, thus lowering these costs. The Company has experienced shortages for critical materials used in some of its largest service lines over the past several years, and these shortages have caused price increases for these materials as well as higher transportation costs, since some alternative suppliers are located farther from the Company’s operational locations than the original suppliers. Inventory levels have also grown due to price increases and our purchases of large quantities of these materials in order to receive quantity discounts. We believe that this cost pressure is abating as well, due to lower oilfield activity coupled with supply increases from international sources. If these trends continue, the Company’s costs and working capital requirements relating to labor and materials and supplies will be lower in the future. However, such lower costs many not necessarily lead to higher future profitability, as the Company is experiencing tremendous competitive pricing pressures for its services due to lower oilfield activity and a large amount of oilfield service capacity in the markets in which we operate.

RPC, INC. AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

          The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

          Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship. A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008. During the six months ended June 30, 2009, RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $379,000 compared to $516,000 for the comparable period in 2008.

Other

          The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $298,000 for the six months ended June 30, 2009 and $152,000 for the six months ended June 30, 2008.

          RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $45,000 for the six months ended June 30, 2009 and $48,000 for the six months ended June 30, 2008.

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

FORWARD-LOOKING STATEMENTS

          Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; expected pension plan contributions during 2009; expected capital expenditures during 2009; our belief that declines in the rotary drilling rig count appear to have stabilized as of the beginning of third quarter of 2009; forecasted revenues, costs, expenses and operating loss and net loss for 2009; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; expectations as to future payment of dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

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

          The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of June 30, 2009, there are outstanding interest-bearing advances of $123.6 million on our credit facility which bear interest at a floating rate. Effective December 2008 we entered into a $50 million interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the Revolving Credit Agreement to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes. Under this agreement, we pay a fixed interest rate of 2.07% and in return, the issuing lender refunds us the variable-rate interest paid to the syndicate of lenders under our Revolving Credit Agreement on the same notional amount, excluding the margin. The swap agreement terminates on September 8, 2011. As of June 30, 2009 the interest rate swap had a negative fair value of $626,000 and is reflected in other long-term liabilities on the balance sheet. An increase in interest rates of one percent would result in the interest rate swap having a positive fair value of approximately $417,000. A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $1,684,000. A change in interest rates will have no impact on the interest expense associated with the $50,000,000 of borrowings under the Revolving Credit Agreement that are subject to the interest rate swap. A change in the interest rate of one percent on the remaining outstanding balance of the credit facility at June 30, 2009 not subject to the interest rate swap would cause a change of $736,000 in total annual interest costs.

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

          As of the end of the period covered by this report, June 30, 2009 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A.	RISK FACTORS

          See risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          Shares repurchased by the Company and affiliated purchases in the second quarter of 2009 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
April 1, 2009 to April 30, 2009	31,134	(2)	$9.44	-	2,807,265

Month #2
May 1, 2009 to May 31, 2009	-		-	-	2,807,265

Month #3
June 1, 2009 to June 30, 2009	-		-	-	2,807,265

Totals	31,134		$9.44	-	2,807,265

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

The Company’s Annual Meeting of Stockholders was held on April 28, 2009. At the meeting, the stockholders elected four Class II directors to the Board of Directors for terms expiring in 2012.

The following table sets forth the votes cast with respect to each of these proposals:

Proposal	For	Withheld
Re-election of Richard A. Hubbell	90,518,304	4,036,450
Re-election of Linda H. Graham	90,437,597	4,117,157
Re-election of Bill J. Dismuke	93,839,302	715,452
Election of Larry L. Prince	93,873,877	680,877

Messrs. R. Randall Rollins, Henry B. Tippie, James B. Williams, Wilton Looney, Gary W. Rollins and James A. Lane, Jr., were not up for re-election and have continued as directors.

ITEM 5.	OTHER INFORMATION

None

RPC, INC. AND SUBSIDIARIES

ITEM 6.	Exhibits

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).

3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2007).

4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1	Summary of Compensation arrangements with executive officers as of April 16, 2009.

31.1	Section 302 certification for Chief Executive Officer.

31.2	Section 302 certification for Chief Financial Officer.

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.
/s/ Richard A. Hubbell
Date: August 5, 2009	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: August 5, 2009	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)