Form 10-Q
period 2009-09-30
RPC INC
filed 2009-11-05
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                 Accelerated filer ☒
Non-accelerated filer   ☐  (Do not check if a smaller reporting company)   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 29, 2009, RPC, Inc. had 98,386,966 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

RPC, INC. AND SUBSIDIARIES
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(In thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS		(Note 1)

Cash and cash equivalents	$3,325	$3,037
Accounts receivable, net	118,072	210,375
Inventories	55,429	49,779
Deferred income taxes	5,017	6,187
Income taxes receivable	18,694	15,604
Prepaid expenses and other current assets	2,677	7,841
Total current assets	203,214	292,823
Property, plant and equipment, net	421,796	470,115
Goodwill	24,093	24,093
Other assets	8,964	6,430
Total assets	$658,067	$793,461

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$36,550	$61,217
Accrued payroll and related expenses	10,826	20,398
Accrued insurance expenses	4,260	4,640
Accrued state, local and other taxes	3,681	2,395
Income taxes payable	1,020	3,359
Other accrued expenses	271	320
Total current liabilities	56,608	92,329
Long-term accrued insurance expenses	8,423	8,398
Notes payable to banks	101,850	174,450
Long-term pension liabilities	13,818	11,177
Other long-term liabilities	1,916	3,628
Deferred income taxes	58,036	54,395
Total liabilities	240,651	344,377
Common stock	9,838	9,770
Capital in excess of par value	6,392	3,990
Retained earnings	410,186	445,356
Accumulated other comprehensive loss	(9,000)	(10,032)
Total stockholders' equity	417,416	449,084
Total liabilities and stockholders' equity	$658,067	$793,461

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues	$132,159	$237,217	$435,448	$649,133
Cost of revenues	90,442	134,878	291,492	372,723
Selling, general and administrative expenses	22,843	29,660	73,821	86,987
Depreciation and amortization	33,289	30,445	97,685	86,948
Loss (gain) on disposition of assets, net	492	(1,998)	(1,542)	(4,998)
Operating (loss) profit	(14,907)	44,232	(26,008)	107,473
Interest expense	(533)	(1,241)	(1,654)	(3,962)
Interest income	41	17	126	63
Other income (expense), net	602	(356)	1,353	(258)
(Loss) income before income taxes	(14,797)	42,652	(26,183)	103,316
Income tax (benefit) provision	(4,412)	16,872	(8,640)	40,321
Net (loss) income	$(10,385)	$25,780	$(17,543)	$62,995

(Loss) earnings per share
Basic	$(0.11)	$0.27	$(0.18)	$0.65
Diluted	$(0.11)	$0.26	$(0.18)	$0.64

Dividends per share	$0.04	$0.06	$0.18	$0.18

Average shares outstanding
Basic	96,352	96,802	96,282	96,728
Diluted	96,352	98,232	96,282	98,202

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(In thousands)
(Unaudited)

	Comprehensive	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Income (Loss)	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2008		97,705	$9,770	$3,990	$445,356	$(10,032)	$449,084
Stock issued for stock incentive
plans, net		915	92	(142)	—	—	(50)
Stock purchased and retired		(237)	(24)	(1,953)	—	—	(1,977)
Net loss	$(17,543)	—	—	—	(17,543)	—	(17,543)
Pension adjustment, net of taxes	798	—	—	—	—	798	798
Change in cash flow hedge,
net of taxes	(32)	—	—	—	—	(32)	(32)
Foreign currency translation,
net of taxes	183	—	—	—	—	183	183
Unrealized gain on securities,
net of taxes	83	—	—	—	—	83	83
Comprehensive loss	$(16,511)
Dividends declared		—	—	—	(17,627)	—	(17,627)
Stock-based compensation		—	—	3,139	—	—	3,139
Excess tax benefits for share-
based payments		—	—	1,358	—	—	1,358
Balance, September 30, 2009		98,383	$9,838	$6,392	$410,186	$(9,000)	$417,416

The accompanying notes are an integral part of this consolidated financial statement.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(17,543)	$62,995
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	97,683	86,948
Stock-based compensation expense	3,139	2,728
Gain on disposition of assets, net	(1,542)	(4,998)
Deferred income tax provision	3,531	17,425
Excess tax benefits for share-based payments	(1,358)	(806)
Changes in current assets and liabilities:
Accounts receivable	92,545	(42,557)
Income taxes receivable	(1,732)	(4,740)
Inventories	(5,475)	(11,098)
Prepaid expenses and other current assets	5,353	2,504
Accounts payable	(18,658)	13,466
Income taxes payable	(2,339)	(2,180)
Accrued payroll and related expenses	(9,572)	3,907
Accrued insurance expenses	(380)	952
Accrued state, local and other taxes	1,286	2,307
Other accrued expenses	(101)	(137)
Changes in working capital	60,927	(37,576)
Changes in other assets and liabilities:
Accrued pension	3,896	647
Accrued insurance expenses	25	435
Other non-current assets	(2,287)	(777)
Other non-current liabilities	(1,763)	(130)
Net cash provided by operating activities	144,708	126,891

INVESTING ACTIVITIES
Capital expenditures	(58,738)	(136,941)
Proceeds from sale of assets	4,927	8,143
Net cash used for investing activities	(53,811)	(128,798)

FINANCING ACTIVITIES
Payment of dividends	(17,627)	(17,498)
Borrowings from notes payable to banks	209,700	299,650
Repayments of notes payable to banks	(282,300)	(270,450)
Debt issue costs for notes payable to banks	(234)	(94)
Excess tax benefits for share-based payments	1,358	806
Cash paid for common stock purchased and retired	(1,628)	(13,856)
Proceeds received upon exercise of stock options	122	304
Net cash used for financing activities	(90,609)	(1,138)

Net increase (decrease) in cash and cash equivalents	288	(3,045)
Cash and cash equivalents at beginning of period	3,037	6,338
Cash and cash equivalents at end of period	$3,325	$3,293

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company has considered subsequent events through November 5, 2009, the date of issuance, in preparing the consolidated financial statements and notes thereto.

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

Recently Adopted Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-01(ASU 2009-01) titled “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” FASB Accounting Standards CodificationTM (ASC) Topic 105, “Generally Accepted Accounting Principles” has become the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities, effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB now issues Accounting Standards Updates that are not considered authoritative in their own right, but will serve to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In May 2009, the FASB issued a new standard, as codified in FASB ASC Topic 855 “Subsequent Events.”  FASB ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, it provides guidance regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted this standard in the second quarter of 2009 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC 820-10-65, “Fair Value Disclosures.”  ASC 820-10-65 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  An entity is required to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted the provisions in the second quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued certain amendments as codified in FASB ASC Topic 320-10-65, “Investments — Debt and Equity Securities.” These amendments (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted ASC 320 in the second quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC 825-10-65, “Financial Instruments,” that require an entity to provide disclosures about fair value of financial instruments in interim financial information including whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Company adopted these amendments in the second quarter of 2009.  See Note 13 for related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2009-12). ASU 2009-12 amends Accounting Standards Codification Topic 820-10, “Fair Value Measurements-Overall.”  The amendments in ASU 2009-12 provide a practical expedient to measure investments that are required to be measured at fair value on a recurring or non-recurring basis but do not have a readily determinable fair value. The investments can be valued on the basis of the net asset value per share of the investment.  There are additional disclosure requirements by major category of investments and the nature of restrictions on the investor’s ability to redeem its investments. The amendments in this ASU are effective for annual periods ending after December 15, 2009. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends Accounting Standards Codification Topic 820, “Fair Value Measurements.”  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The amendments in this ASU are effective in the fourth quarter of 2009. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued certain amendments as codified in ASC 860, “Transfers and Servicing.”  These amendments require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  These amendments are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued certain amendments as codified in ASC 810-10-05, “Consolidation – Variable Interest Entities.”  These amendments change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  These amendments are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2008, the FASB issued certain amendments as codified in ASC 715-20-65, “Compensation – Retirement Benefits, Defined Benefit Plans.” These amendments require additional disclosures regarding how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets  The disclosures about plan assets are required to be provided for fiscal years ending after December 15, 2009, with no restatement required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions is permitted. The Company is currently in the process of determining the additional disclosures required upon the adoption of these amendments.

4.	EARNINGS PER SHARE

FASB ASC Topic 260-10 “Earnings Per Share- Overall,” requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. Basic and diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the respective periods.  A reconciliation of weighted average shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share data )	2009	2008	2009	2008
Net (loss) income available for stockholders (numerator for basic and diluted (loss) earnings per share):	$(10,385)	$25,780	$(17,543)	$62,995
Shares (denominator):
Weighted average shares outstanding (denominator for basic (loss) earnings per share)	96,351	96,802	96,282	96,728
Effect of dilutive securities:
Employee stock options and restricted stock	-	1,430	-	1,474
Adjusted weighted average shares (denominator for diluted (loss) earnings per share)	96,351	98,232	96,282	98,202
(Loss) earnings per share:
Basic	$(0.11)	$0.27	$(0.18)	$0.65
Diluted	$(0.11)	$0.26	$(0.18)	$0.64

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three and nine months ended September 30, 2009, the Company incurred a net loss from continuing operations and consequently the common stock equivalents were excluded from the computation of diluted loss per share because the effect would have been anti-dilutive.

Certain amendments to FASB ASC 260-10 clarify that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in ASC 260-10. The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends.  The Company evaluated these amendments and determined that the impact was not material and there was no change to the basic and diluted earnings per share amounts as reported.

5.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows:
	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Net (loss) income as reported	$(10,385)	$25,780	$(17,543)	$62,995
Pension adjustment, net of taxes	244	45	798	89
Change in cash flow hedge, net of taxes	(161)	-	(32)	-
Foreign currency translation, net of taxes	186	(94)	183	(40)
Unrealized gain (loss) on securities, net of taxes	87	(500)	83	(41)
Comprehensive (loss) income	$(10,029)	$25,231	$(16,511)	$63,003

6.	STOCK-BASED COMPENSATION

The Company reserved 5,062,500 shares of common stock under its 2004 Stock Incentive Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of September 30, 2009, there were approximately 2,217,000 shares available for grants.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based employee compensation expense was as follows for the periods indicated:
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Pre-tax expense	$1,051	$919	$3,139	$2,728

After tax expense	667	584	1,993	1,744

Stock Options
Transactions involving RPC’s stock options for the nine months ended September 30, 2009 were as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,108,022	$3.12	2.68 years
Granted	-	-	N/A
Exercised	(232,326)	2.87	N/A
Forfeited	(8,715)	3.76	N/A
Expired	-	-	N/A
Outstanding and exercisable at September 30, 2009	883,445	$3.39	2.49 years	$6,147,000

The total intrinsic value of stock options exercised was approximately $1,473,000 during the nine months ended September 30, 2009 and approximately $6,134,000 during the nine months ended September 30, 2008.  Tax benefits related to non-qualified stock options exercised totaled $337,000 during the nine months ended September 30, 2009 and $277,000 during the nine months ended September 30, 2008 and were credited to capital in excess of par value and are classified as financing cash flows.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock
The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2009:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2009	1,762,478	$11.34
Granted	722,000	8.55
Vested	(421,138)	9.19
Forfeited	(39,661)	12.74
Non-vested shares at September 30, 2009	2,023,679	$10.77

The total fair value of shares vested during the nine months ended September 30, 2009 was approximately $3,682,000 and during the nine months ended September 30, 2008 was approximately $3,675,000.  Tax benefits for compensation tax deductions in excess of compensation expense totaled approximately $1,021,000 for the nine months ended September 30, 2009 and $529,000 for the nine months ended September 30, 2008 and were credited to capital in excess of par value and are classified as financing cash flows.

Other Information

As of September 30, 2009, total unrecognized compensation cost related to non-vested restricted shares was approximately $20,056,000 which is expected to be recognized over a weighted-average period of 3.9 years.  As of September 30, 2009, all of the compensation cost related to stock options has been recognized.

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

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
(in thousands)

Revenues:
Technical Services	$116,326	$203,462	$377,393	$557,977
Support Services	15,833	33,755	58,055	91,156
Total revenues	$132,159	$237,217	$435,448	$649,133
Operating (loss) profit:
Technical Services	$(9,540)	$34,644	$(18,604)	$87,288
Support Services	(1,770)	10,333	320	22,955
Corporate	(3,105)	(2,743)	(9,266)	(7,768)
(Loss) gain on disposition of assets, net	(492)	1,998	1,542	4,998
Total operating (loss) profit	$(14,907)	$44,232	$(26,008)	$107,473
Interest expense	(533)	(1,241)	(1,654)	(3,962)
Interest income	41	17	126	63
Other income (expense), net	602	(356)	1,353	(258)
(Loss) income before income taxes	$(14,797)	$42,652	$(26,183)	$103,316

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2009	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at September 30, 2009	$462,761	$147,461	$47,845	$658,067
Capital expenditures	40,708	17,658	372	58,738
Depreciation and amortization	76,509	20,619	557	97,685

8.  INVENTORIES

Inventories of $55,429,000 at September 30, 2009 and $49,779,000 at December 31, 2008 consist of raw materials, parts and supplies.

9.  EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost (credit) and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008

Service cost	$-	$-	$-	$-
Interest cost	485	461	1,454	1,382
Expected return on plan assets	(381)	(636)	(1,141)	(1,908)
Amortization of net losses	384	71	1,153	213
Net periodic benefit cost (credit)	$488	$(104)	$1,466	$(313)

The Company has not made any contributions to the plan during the nine months ended September 30, 2009 and does not currently expect to make any contributions to this plan during the remainder of 2009.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  NOTES PAYABLE TO BANKS

The Company currently has a revolving credit agreement (the "Revolving Credit Agreement") with SunTrust Capital Markets, Inc, as Joint Lead Arranger and Sole Book Manager, Banc of America Securities LLC as Joint Lead Arranger, and a syndicate of other lenders.  The Revolving Credit Agreement includes a full and unconditional guarantee by the Company's 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of RPC and its subsidiaries.  The subsidiaries of the Company that are not guarantors are considered minor.

The Revolving Credit Agreement has a general term of five years and provides for an unsecured line of credit of up to $200.0 million, which includes a $50 million letter of credit subfacility, and a $20.0 million swingline subfacility. During the third quarter of 2009, the Company and its banking syndicate lenders entered into an agreement to amend two substantive components of the Revolving Credit Agreement.  First, the aggregate revolving commitment amount was reduced from $296.5 million to $200 million.  Second, the numerator of the interest coverage ratio, one of two financial covenants contained in the Revolving Credit Agreement, was changed from EBIT to EBITDA.  In addition, the amendment revises the definition of the term “Base Rate” to provide that such rate will be not less than the per annum rate determined by increasing the one (1) month LIBOR rate by 1.0%.  The maturity date of all revolving loans under the Credit Agreement is September 8, 2011.  The Company has incurred loan origination fees and other debt related costs associated with the line of credit, including amendment costs in the aggregate of approximately $753 thousand.  These costs are being amortized over the remaining term of the five year loan, and the net amount is classified as non-current other assets on the consolidated balance sheets.

Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company's election:

●           the Base Rate, which is the highest of SunTrust Bank's "prime rate" for the day of the borrowing, a fluctuating rate per annum equal to the Federal Funds Rate plus .50%, and a rate per annum equal to the one (1) month LIBOR rate plus 1.00%; or

●           with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus a margin ranging from .40% to .80%, based upon RPC's then-current consolidated debt-to-EBITDA ratio.  In addition, RPC will pay an annual fee ranging from .10% to .20% of the total credit facility based upon the Company's then-current consolidated debt-to-EBITDA ratio.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the Revolving Credit Agreement contains financial covenants limiting the ratio of the Company's consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company's consolidated EBITDA to interest expense to no less than 2 to 1.

As of September 30, 2009, the Company has outstanding borrowings of $101,850,000 under the Revolving Credit Agreement.  Interest incurred on the line of credit was $550,000 and $1,805,000 during the three and nine months ended September 30, 2009, and $1,473,000 and $4,684,000 during the three and nine months ended September 30, 2008.  The weighted average interest rate was 1.9% and 1.8% for the three and nine months ended September 30, 2009, and 3.4% and 3.9% for the three and nine months ended September 30, 2008.  For the nine months ended September 30, 2009, and September 30, 2008, the Company capitalized interest of approximately $141,000 and $803,000 related to facilities and equipment under construction.  Additionally there were letters of credit outstanding relating to self-insurance programs and contract bids totaling $15.1 million as of September 30, 2009.

Effective December 2008 the Company entered into an interest rate swap agreement that effectively converted $50 million of the Company’s variable-rate debt to a fixed rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on September 8, 2011.  Under this agreement the Company and the issuing lender settle on a monthly basis for the difference between a fixed interest rate of 2.07% and a comparable one month LIBOR rate.

11.  INCOME TAXES

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

12.  SUPPLEMENTAL CASH FLOWS INFORMATION

The Company had accounts payable for purchases of property, plant and equipment of approximately $3,311,000 as of September 30, 2009, and approximately $16,719,000 as of September 30, 2008.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  FAIR VALUE DISCLOSURES

FASB ASC 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about items measured at fair value. FASB ASC 820 does not require any new fair value measurements.  It applies to accounting pronouncements that already require or permit fair value measures.

FASB ASC 820 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three broad levels as follows:

1.	Level 1 – Quoted market prices in active markets for identical assets or liabilities.
2.	Level 2 – Inputs other than level 1 that are either directly or indirectly observable.
3.	Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of September 30, 2009:

	Fair value measurements at September 30, 2009 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$6,458	$-	$-
Available for sale securities	641	-	-
Liabilities:
Interest rate swap	$-	$(881)	$-

At September 30, 2009 and December 31, 2008, there was $101,850,000 and $174,450,000 outstanding under the Company’s Revolving Credit Agreement.  The borrowings under the Company’s Revolving Credit Agreement bear interest at the variable rate described in Note 10 and therefore approximate fair value at September 30, 2009 and December 31, 2008.  The Company is subject to interest rate risk on the variable component of the interest rate.  The Company’s risk management objective is to lock in the interest cash outflows on a portion of the Company’s debt.  As a result, as described in Note 10, the Company entered into an interest rate swap agreement on $50 million of debt to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  The interest rate swap had a negative fair value, which is recorded in other long-term liabilities, of $881,000 at September 30, 2009 and $830,000 at December 31, 2008.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that the Company would expect to pay to terminate the swap as of the respective dates.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, marketable securities, accounts payable, an interest rate swap, and debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments.  The marketable securities classified as available-for-sale and the securities held in the SERP classified as trading are carried at fair value, based on quoted market prices, in the accompanying consolidated balance sheets.

FASB ASC 825, “Financial Instruments” permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its existing financial instruments as of September 30, 2009 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

During the third quarter of 2009, revenues decreased 44.3 percent to $132.2 million compared to the same period in the prior year.  The decline in revenues resulted primarily from dramatically lower pricing for our services coupled with lower utilization of our equipment and personnel.  International revenues for the third quarter of 2009 improved due to increases in customer activity levels in New Zealand, Egypt, Oman, and Mexico, partially offset by decreases in customer activity levels in Gabon, Canada, Saudi Arabia, and Venezuela.  We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Expense reduction measures instituted in 2009 only slightly offset the dramatically lower revenues in the third quarter of 2009.  Although these measures did contribute to the overall decreases in cost of revenues and selling, general and administrative expenses, they were not sufficient to overcome the effects of lower activity and significantly lower pricing for our services.

Cost of revenues as a percentage of revenues increased approximately 11.5 percentage points in the third quarter of 2009 compared to the same period of 2008.  This increase was due primarily to lower pricing for our services.

RPC, INC. AND SUBSIDIARIES

Despite cost reduction efforts, selling, general and administrative expenses as a percentage of revenues increased by approximately 4.8 percentage points in the third quarter of 2009 compared to the same period in the prior year due to negative leverage of these costs resulting from lower revenues.  The Company realized an operating loss in the current quarter due to lower revenues and increased depreciation, partially offset by lower costs of revenues and lower selling, general and administrative expenses.

The Company realized a pretax loss of $14.8 million for the three months ended September 30, 2009 compared to pretax income of $42.7 million in the prior year.  The pretax loss for the three months ended September 30, 2009 resulted in the Company recording an income tax benefit of $4.4 million for the quarter, compared to income tax provision of $16.9 million, in the prior year. Diluted loss per share was $0.11 for the three months ended September 30, 2009 compared to diluted earnings per share of $0.26 in the same period in the prior year.  Cash flows from operating activities were $144.7 million for the nine months ended September 30, 2009 compared to $126.9 million for the same period in the prior year due to decreased working capital requirements realized consistent with lower revenues and business activity levels.  The notes payable to banks declined to $101.9 million as of September 30, 2009 compared to $185.6 million as of September 30, 2008 as available cash flow has been directed towards debt reduction.

Capital expenditures were $58.7 million during the first nine months of 2009. We currently expect capital expenditures to be approximately $70 million during 2009.  This estimated amount is lower than in any of the previous three fiscal years in response to low pricing and utilization on our existing fleet of equipment at the present time, and our strategy to maintain a conservative balance sheet.  We expect that our capital expenditures for the fourth quarter of 2009 will be primarily directed toward routine and emergency maintenance and for equipment related to specific projects in which we have a contract with a customer.

Outlook

Drilling activity in the U.S. domestic oilfield, as measured by the rotary drilling rig count, experienced a cyclical peak in the third quarter of 2008, and since that time has declined tremendously.  Following a peak of 2,031 in the third quarter of 2008, the U.S. domestic rotary drilling rig count fell 56.9 percent to a low of 876 near the end of the second quarter of 2009.  The overall domestic rig count during the nine months ended September 30, 2009 was approximately 42.1 percent lower than in the comparable period in 2008. During the third quarter of 2009, the rotary drilling rig count stabilized and began to increase.  The average rig count during the third quarter of 2009 was 970, or 3.9 percent higher than the average rig count in the second quarter of 2009.  At the beginning of the fourth quarter of 2009, the rig count is continuing to increase gradually, although there are no indications that it will significantly increase in the near term.  The average price of oil decreased by approximately 49.8 percent and the average price of natural gas decreased by approximately 65.2 percent during the nine months ended September 30, 2009 compared to the prior year.  Our response to the industry's rapid decline in activity levels and revenues has been to reduce expenses and maintain sufficient liquidity and a conservative capital structure.  As discussed in the Overview section above, we have reduced our capital expenditures and reduced costs during 2009, one result of which is that the balance on our revolving credit facility has been reduced by $72.6 million since December 31, 2008.  We expect revenues will be lower in 2009 than in 2008.  Although we have reduced headcount and taken additional steps to reduce employment costs, as well as reduced costs in other areas, we believe that operating and net losses will continue to be adversely affected for the 12 months ended December 31, 2009.

RPC, INC. AND SUBSIDIARIES

In most of the Company’s service lines and all of our geographic markets, we are experiencing the negative impacts of lower customer activity levels compared to one year ago coupled with increased competition.  This has resulted in lower pricing for our services and lower utilization of our equipment and personnel.

Further discussion of the Company’s outlook is set forth under the Outlook section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and is incorporated herein by reference.  There have been no significant changes in the Company’s outlook since the filing of the 10-K for 2008 except as discussed above.

RESULTS OF OPERATIONS
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Consolidated revenues [in thousands]	$132,159	$237,217	$435,448	$649,133
Revenues by business segment [in thousands]:
Technical	$116,326	$203,462	$377,393	$557,977
Support	15,833	33,755	58,055	91,156

Consolidated operating (loss) profit [in thousands]	$(14,907)	$44,232	$(26,008)	$107,473
Operating (loss) profit by business segment [in thousands]:
Technical	$(9,540)	$34,644	$(18,604)	$87,288
Support	(1,770)	10,333	320	22,955
Corporate	(3,105)	(2,743)	(9,266)	(7,768)
(Loss) gain on disposition of assets, net	(492)	1,998	1,542	4,998

Percentage cost of revenues to revenues	68.4%	56.9%	66.9%	57.4%
Percentage selling, general & administrative expenses to revenues	17.3%	12.5%	17.0%	13.4%
Percentage depreciation and amortization expense to revenues	25.2%	12.8%	22.4%	13.4%
Average U.S. domestic rig count	970	1,979	1,083	1,871
Average natural gas price (per thousand cubic feet (mcf))	$3.13	$9.00	$3.78	$9.65
Average oil price (per barrel)	$68.15	$118.83	$57.28	$114.03

RPC, INC. AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenues.  Revenues for the three months ended September 30, 2009 decreased 44.3 percent compared to the three months ended September 30, 2008.  Domestic revenues decreased 48.8 percent to $117.9 million compared to the same period in the prior year.  The decreases in revenues are due primarily to dramatically lower pricing for our services and lower utilization of equipment and personnel.  International revenues doubled to $14.3 million for the three months ended September 30, 2009 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas decreased approximately 65.2 percent and the average price of oil decreased 42.7 percent during the third quarter of 2009 as compared to the prior year.  The average domestic rig count during the quarter was approximately 51.0 percent lower than the same period in 2008.  This decrease in drilling activity had a negative impact on our financial results.  We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

The Technical Services segment revenues for the quarter decreased 42.8 percent compared to the same period in the prior year.  Revenues in this segment decreased due primarily to competitive pricing pressures and lower equipment utilization. The Support Services segment revenues for the quarter fell by 53.1 percent compared to the same period in the prior year.  This decline was due primarily to lower pricing and decreased activity in the rental tool service line, the largest within this segment.  Operating losses were realized in both segments primarily due to significantly lower revenues and higher costs and expenses as a percentage of revenues.

Cost of revenues. Cost of revenues decreased 33.0 percent to $90.4 million for the three months ended September 30, 2009 compared to $134.9 million for the three months ended September 30, 2008.  This decrease was due to the variable nature of several of these expenses as well as the impact of expense reduction measures instituted during 2009, including employment cost reductions and improved efficiencies in the purchase of materials and supplies. Cost of revenues, as a percentage of revenues, increased in the third quarter of 2009 compared to the third quarter of 2008 due primarily to lower pricing for our services.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the three months ended September 30, 2009 decreased 23.0 percent to $22.8 million compared to $29.7 million for the three months ended September 30, 2008. This decrease was primarily due to lower employment costs and other expenses resulting from expense reduction efforts instituted in 2009.  However, these costs as a percent of revenues increased during the three months ended September 30, 2009 compared to the same period in the prior year due to significantly lower revenues and the fixed nature of several of these expenses.

RPC, INC. AND SUBSIDIARIES

Depreciation and amortization.   Depreciation and amortization totaled $33.3 million for the three months ended September 30, 2009, a 9.3 percent increase, compared to $30.4 million for the quarter ended September 30, 2008. This increase in depreciation and amortization resulted from capital expenditures made during the last year within both Technical Services and Support Services to increase capacity, expand facilities and to maintain our existing fleet of equipment.

Loss (gain) on disposition of assets, net.  Loss (gain) on disposition of assets, net was $492 thousand for the three months ended September 30, 2009 compared to $(2.0) million for the three months ended September 30, 2008.  The loss (gain) on disposition of assets, net includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income (expense), net. Other income (expense), net was $602 thousand for the three months ended September 30, 2009 compared to $(356) thousand for the same period in the prior year. Other income, net primarily includes gains and losses from investments in the non-qualified benefit plan being marked to market, settlements of various legal and insurance claims, and royalty receipts.

 Interest expense and interest income.  Interest expense was $533 thousand for the three months ended September 30, 2009 compared to $1.2 million for the quarter ended September 30, 2008.  The decrease in 2009 is due to lower interest rates and a lower average balance on our revolving line of credit, net of interest capitalized on equipment and facilities under construction.  Interest income was $41 thousand for the three months ended September 30, 2009 and $17 thousand for the three months ended September 30, 2008.

Income tax (benefit) provision. Income tax benefit was $4.4 million during the three months ended September 30, 2009, compared to a $16.9 million income tax provision for the same period in 2008.  This change was due to the decrease in income before taxes.  The effective tax rate of 29.8 percent for the three months ended September 30, 2009 was lower than the 39.6 percent for the three months ended September 30, 2008 due primarily to changes in the relationship of annual estimated pretax income (loss) to permanent tax differences.

RPC, INC. AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenues.  Revenues for the nine months ended September 30, 2009 decreased 32.9 percent compared to the nine months ended September 30, 2008.  Domestic revenues decreased 35.6 percent to $402.9 million compared to the same period in the prior year.  The decreases in revenues are due primarily to lower pricing for our services and lower utilization of our equipment and personnel.  International revenues increased from $24.2 million to $32.6 million compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas decreased approximately 60.8 percent and the average price of oil decreased 49.8 percent during the nine months ended September 30, 2009 as compared to the prior year.  The average domestic rig count during the period was approximately 42.1 percent lower than the same period in 2008.  This decrease in drilling activity had a negative impact on our financial results.  We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.

The Technical Services segment revenues for the first nine months of 2009 decreased 32.3 percent compared to the prior year.  Revenues in this segment decreased due primarily to competitive pricing and lower equipment utilization. The Support Services segment revenues for the first nine months of 2009 fell by 36.3 percent compared to the prior year.  This decline was due primarily to decreased activity in the rental tool service line, the largest within this segment.  Operating profit decreased in both segments primarily due to significantly lower revenues and higher costs and expenses as a percentage of revenues.

Cost of revenues. Cost of revenues decreased 21.8 percent to $291.5 million for the nine months ended September 30, 2009 compared to $372.7 million for the nine months ended September 30, 2008. This decrease was due to the variable nature of several of these expenses as well as the impact of expense reduction measures instituted during 2009. Cost of revenues, as a percentage of revenues, increased in the first nine months of 2009 compared to the first nine months of 2008 due primarily to lower pricing for our services, higher maintenance and repairs expenses and negative leverage from direct personnel costs.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the nine months ended September 30, 2009 decreased 15.1 percent to $73.8 million compared to $87.0 million for the nine months ended September 30, 2008. This decrease was primarily due to lower employment costs and other expenses resulting from expense reduction efforts instituted in 2009.  However, these costs as a percent of revenues increased during the nine months ended September 30, 2009 compared to the same period in the prior year due to significantly lower revenues and the fixed nature of several of these expenses.

RPC, INC. AND SUBSIDIARIES

Depreciation and amortization.   Depreciation and amortization totaled $97.7 million for the nine months ended September 30, 2009, a 12.4 percent increase, compared to $87.0 million for the nine months ended September 30, 2008. This increase in depreciation and amortization resulted from capital expenditures made during the last twelve months within both Technical Services and Support Services to increase capacity, expand facilities and to maintain our existing fleet of equipment.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $1.5 million for the nine months ended September 30, 2009 compared to $5.0 million for the nine months ended September 30, 2008.  The gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income (expense), net. Other income (expense), net was $1.35 million for the nine months ended September 30, 2009 and $(258) thousand for the same period in the prior year.  Other income, net primarily includes gains and losses from investments in the non-qualified benefit plan being marked to market, settlements of various legal and insurance claims, and royalty receipts.

 Interest expense and interest income.  Interest expense was $1.7 million for the nine months ended September 30, 2009 compared to $4.0 million for the nine months ended September 30, 2008.  The decrease in 2009 is due to lower interest rates and a lower average balance on our revolving line of credit, net of interest capitalized on equipment and facilities under construction.  Interest income was $126 thousand for the nine months ended September 30, 2009 and $63 thousand for the nine months ended September 30, 2008.

Income tax (benefit) provision. Income tax benefit was $8.6 million during the nine months ended September 30, 2009, compared to a $40.3 million income tax provision for the same period in 2008.  This change was due to the decrease in income before taxes.  The effective tax rate of 33.0 percent for the nine months ended September 30, 2009 was lower than the 39.0 percent for the nine months ended September 30, 2008 due primarily to changes in the relationship of annual estimated pretax income (loss) to permanent tax differences.

RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2009 were $3.3 million.  The following table sets forth the historical cash flows for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
(In thousands)	2009	2008

Net cash provided by operating activities	$144,708	$126,891
Net cash used for investing activities	(53,811)	(128,798)
Net cash used for financing activities	(90,609)	(1,138)

Cash provided by operating activities for the nine months ended September 30, 2009 increased by $17.8 million compared to the comparable period in the prior year.  Although net earnings decreased $80.5 million for the nine months ended September 30, 2009 compared to the same period of 2008, cash provided by operating activities increased due primarily to decreases in working capital, and an increase in depreciation. The significant changes in working capital requirements were decreases in accounts receivable, as revenue declined, partially offset by decreases in accounts payable from lower activity levels, decreases in accrued payroll from lower headcounts and compensation, and increases in inventory.

Cash used for investing activities for the nine months ended September 30, 2009 decreased by $75.0 million, compared to the nine months ended September 30, 2008, primarily as a result of lower capital expenditures.

Cash used for financing activities for the nine months ended September 30, 2009 increased by $89.5 million, compared to the nine months ended September 30, 2008, with available cash flow being directed toward repayments of notes payable to banks, partially offset by lower open market repurchases of the Company’s shares.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2009 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, cash expected to be generated from operations and our credit facility will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $200 million revolving credit facility (the “Revolving Credit Agreement”) that matures in September 2011. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $101.9 million at September 30, 2009 and approximately $15.1 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  A total of $83.0 million was available under our facility as of September 30, 2009.  Additional information regarding our Revolving Credit Agreement is included in Note 10 to our Consolidated Financial Statements included in this report.

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

RPC, INC. AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2009 will be approximately $70 million, of which $58.7 million has been spent as of September 30, 2009.  We expect these expenditures for the remainder of 2009 to be primarily directed towards maintenance of our revenue-producing equipment in our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools. The actual amount of 2009 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statutes that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  The Company did not make any contributions to the pension plan in the nine months ended September 30, 2009 and does not currently expect to make any contributions to the pension plan for the remainder of 2009.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 11,812,500 shares.  The Company repurchased no shares of common stock under the program during the nine months ended September 30, 2009 but may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies and restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On October 27, 2009, the Board of Directors approved a $0.04 per share cash dividend payable December 10, 2009 to stockholders of record at the close of business November 10, 2009.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor increase as well.   Upward wage pressures abated with the sudden, steep decline in domestic oilfield activity which began in the third quarter of 2008.  The Company has recently reduced the compensation of salaried and hourly employees and changed the structure of incentive compensation plans, thus lowering these costs.  The Company has experienced shortages for critical materials used in some of its largest service lines over the past several years, and these shortages have caused price increases for these materials as well as higher transportation costs, since some alternative suppliers are located farther from the Company’s operational locations than the original suppliers.  Inventory levels have also grown due to price increases and our purchases of large quantities of these materials in order to receive quantity discounts.  We believe that this cost pressure is abating as well, due to lower oilfield activity coupled with supply increases from international sources.   If these trends continue, the Company’s costs and working capital requirements relating to labor and materials and supplies will be lower in the future.  However, such lower costs may not necessarily lead to higher future profitability, as the Company is experiencing tremendous competitive pricing pressures for its services due to lower oilfield activity and a large amount of oilfield service capacity in the markets in which we operate.

RPC, INC. AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  During the nine months ended September 30, 2009, RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $541,000 compared to $632,000 for the comparable period in 2008.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $343,000 for the nine months ended September 30, 2009 and $271,000 for the nine months ended September 30, 2008.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $65,000 for the nine months ended September 30, 2009 and $104,000 for the nine months ended September 30, 2008.

RPC, INC. AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no significant changes in the critical accounting policies since year-end.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Notes 3 and 13 of the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; expected pension plan contributions during 2009; expected capital expenditures during 2009; our plan to continue to focus on international growth opportunities; our belief that there are no indications that the rotary drilling rig count will significantly increase in the near term; forecasted revenues, costs, expenses and operating loss and net loss for 2009; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; expectations as to future payment of dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of September 30, 2009, there are outstanding interest-bearing advances of $101.9 million on our credit facility which bear interest at a floating rate.  Effective December 2008 we entered into a $50 million interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the Revolving Credit Agreement to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes.  Under this agreement, the Company and the issuing lender settle each month for the difference between a fixed interest rate of 2.07% and a comparable one month variable-rate interest paid to the syndicate of lenders under our Revolving Credit Agreement on the same notional amount, excluding the margin. The swap agreement terminates on September 8, 2011.  As of September 30, 2009 the interest rate swap had a negative fair value of $881,000 and is reflected in other long-term liabilities on the balance sheet.  An increase in interest rates of one percent would result in the interest rate swap having a positive fair value of approximately $48,000.  A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $1,833,000.  A change in interest rates will have no impact on the interest expense associated with the $50,000,000 of borrowings under the Revolving Credit Agreement that are subject to the interest rate swap.  A change in the interest rate of one percent on the remaining outstanding balance of the credit facility at September 30, 2009 not subject to the interest rate swap would cause a change of $519,000 in total annual interest costs.

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

As of the end of the period covered by this report, September 30, 2009 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the third quarter of 2009 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
July 1, 2009 to July 31, 2009	-		$-	-	2,807,265

Month #2
August 1, 2009 to August 31, 2009	-		-	-	2,807,265

Month #3
September 1, 2009 to September 30, 2009	3,927	(2)	9.86	-	2,807,265

Totals	3,927		$9.86	-	2,807,265

(1)
The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 11,812,500 shares in the open market.  Currently the program does not have a predetermined expiration date.

(2)	Consists of shares repurchased by the Company in connection with option exercises.

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

10.1
Second Amendment to Revolving Credit Agreement, dated as of September 2, 2009, by and among the Company, the several banks and other financial institutions from time to time party thereto and SunTrust Bank, in its capacity as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2009).

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

RPC, INC.

Date: November 5, 2009	/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2009	/s/ Ben M. Palmer
Ben M. Palmer
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)