Form 10-K
period 2009-12-31
RPC INC
filed 2010-03-03
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009
Commission File No. 1-8726

RPC, INC.

Delaware (State of Incorporation)	58-1550825 (I.R.S. Employer Identification No.)

2801 BUFORD HIGHWAY, SUITE 520

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                Accelerated filer ☒                                           Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $232,379,112 based on the closing price on the New York Stock Exchange on June 30, 2009 of $8.35 per share.

RPC, Inc. had 98,823,439 shares of Common Stock outstanding as of February 12, 2010.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.  Forward-looking statements made elsewhere in this report include without limitation statements regarding our belief that the long-term prospects for our business are favorable due to growing demand for oil and natural gas and declining production of these commodities; our belief that the gas-directed drilling will represent at least 70 percent of the total drilling rig count in the foreseeable future; our belief that drilling activity and demand for our services began to recover in the fourth quarter of 2009; our expectation to continue to focus on the development of international business opportunities in current and other international markets; our belief that the favorable long-term returns on our purchases of revenue-producing equipment will continue, thus justifying the funding of these expenditures with debt; our ability to obtain other customers in the event of a loss of our largest customers; the adequacy of our insurance coverage; the impact of lawsuits, legal proceedings and claims on our business and financial condition; our expectation to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors; our expectation that our consolidated revenues and financial performance will improve; our expectations regarding capital expenditures in 2010; our ability to maintain sufficient liquidity and a conservative capital structure; our belief that the Company will not make a significant contribution to the defined benefit pension plan in 2010; our ability to reduce the amount drawn on our credit facility over the course of 2010; our ability to fund capital requirements in the future; the adequacy of our liquidity in the future; the estimated amount of our capital expenditures and contractual obligations for future periods; estimates made with respect to our critical accounting policies; and the effect of new accounting standards.

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

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest, Rocky Mountain and Appalachian regions, and in selected international markets. The services and equipment provided include, among others, (1) pressure pumping services, (2) coiled tubing services, (3) snubbing services (also referred to as hydraulic workover services), (4) nitrogen services, (5) the rental of drill pipe and other specialized oilfield equipment, (6) downhole tool rental services and (7) firefighting and well control. RPC acts as a holding company for its operating units, Cudd Energy Services, Patterson Rental and Fishing Tools, Bronco Oilfield Services, Thru Tubing Solutions, Well Control School, and others.  As of December 31, 2009, RPC had approximately 2,000 employees.

Business Segments

RPC’s service lines have been aggregated into two reportable oil and gas services business segments, Technical Services and Support Services, because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels.

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or to address well control issues. This business segment consists primarily of pressure pumping, coiled tubing, snubbing, nitrogen, well control, downhole tools, wireline and fishing. The principal markets for this business segment include the United States, including the Gulf of Mexico, mid-continent, southwest, Rocky Mountain, and Appalachian regions, and contract or project work in selected international locations in the last three years including primarily Africa, Canada, China, Eastern Europe, Latin America, the Middle East and New Zealand. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

Support Services include RPC’s oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, pipe inspection and storage services, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico, mid-continent, Rocky Mountain and Appalachian regions and project work in selected international locations in the last three years including primarily Canada, Latin America and the Middle East. Customers primarily include domestic operations of major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

Technical Services

The following is a description of the primary service lines conducted within the Technical Services business segment:

Pressure Pumping. Pressure pumping services, which accounted for approximately 38 percent of 2009 revenues, 41 percent of 2008 revenues and 40 percent of 2007 revenues, are provided to customers throughout the Gulf Coast, mid-continent and Rocky Mountain regions of the United States and are generally utilized to initiate production in new or enhance production in existing customer wells. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in the pressure pumping business include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

Fracturing — Fracturing services are performed to stimulate production of oil and natural gas by increasing the permeability of a formation. The fracturing process consists of pumping nitrogen or a fluid gel into a cased well at sufficient pressure to fracture the formation at desired depths. Sand, bauxite or synthetic proppant, which is suspended in the gel, is pumped into the fracture. When the pressure is released at the surface, the fluid gel returns to the well, but the proppant remains in the fracture, thus keeping it open so that oil and natural gas can flow through the fracture into the well. In some cases, fracturing is performed in formations with a high amount of carbonate rock by an acid solution pumped under pressure without a proppant or with small amounts of proppant.

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

Coiled Tubing. Coiled tubing services, which accounted for approximately nine percent of 2009, 2008 and 2007 revenues, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations and more recently to facilitate completion of horizontal wells. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig.  There are several manufacturers of flexible steel pipe used in coiled tubing services, and the Company believes that its sources of supply are adequate.

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for approximately eight percent of 2009 revenues, seven percent of 2008 revenues and 10 percent of 2007 revenues, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure in the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing rig can perform many applications at a lower cost than other alternatives. Because this service involves a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relatively few operators who have the experience and knowledge required to perform such services safely and efficiently.

Nitrogen. Nitrogen accounted for approximately seven percent of 2009 revenues, eight percent of 2008 revenues and seven percent of 2007 revenues.  There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service line. In addition, nitrogen can be complementary to our snubbing and coiled tubing service lines, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service line as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer’s well.

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

Downhole Tools. Thru Tubing Solutions (“TTS”) accounted for approximately 15 percent of 2009 revenues, nine percent of 2008 revenues and seven percent of 2007 revenues.  TTS provides services and proprietary downhole motors, fishing tools and other specialized downhole tools and processes to operators and service companies in drilling and production operations, including casing perforation at the completion stage of an oil or gas well.  The services that TTS provides are especially suited for unconventional drilling and completion activities.  TTS’ experience providing reliable tool services allows it to work in a pressurized environment with virtually any coiled tubing unit or snubbing unit.

Well Control. Cudd Energy Services specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires, domestically and internationally. In connection with these services, Cudd Energy Services, along with Patterson Services, has the capacity to supply the equipment, expertise and personnel necessary to restore affected oil and gas wells to production. In the last nine years, the Company has responded to well control situations in several international locations including Algeria, Argentina, Australia, Bolivia, Canada, Colombia, Egypt, Hungary, India, Kuwait, Libya, Mexico, Peru, Qatar, Taiwan, Trinidad, Turkmenistan and Venezuela.

The Company’s professional firefighting staff has many years of aggregate industry experience in responding to well fires and blowouts. This team of experts responds to well control situations where hydrocarbons are escaping from a well bore, regardless of whether a fire has occurred. In the most critical situations, there are explosive fires, the destruction of drilling and production facilities, substantial environmental damage and the loss of hundreds of thousands of dollars per day in well operators’ production revenue. Since these events ordinarily arise from equipment failures or human error, it is impossible to predict accurately the timing or scope of this work. Additionally, less critical events frequently occur in connection with the drilling of new wells in high-pressure reservoirs. In these situations, the Company is called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits.

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

Support Services

The following is a description of the primary service lines conducted within the Support Services business segment:

Rental Tools. Rental tools accounted for approximately eight percent of 2009 revenues, 11 percent of 2008 revenues and 13 percent of 2007 revenues.  The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular inventories with rental items instead of owning a complete inventory. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in the Gulf of Mexico, mid-continent region and Rocky Mountains.

 Patterson Rental Tools offers a broad range of rental tools including:

Blowout Preventors	Diverters
High Pressure Manifolds and Valves	Drill Pipe
Hevi-wate Drill Pipe	Drill Collars
Tubing	Handling Tools
Production Related Rental Tools	Coflexip Hoses
Pumps

    Oilfield Pipe Inspection Services, Pipe Management and Pipe Storage. Pipe inspection services include Full Body Electromagnetic and Phased Array Ultrasonic inspection of pipe used in oil and gas wells. These services are provided at both the Company’s inspection facilities and at pipe mills in accordance with negotiated sales and/or service contracts. Our customers are major oil companies and steel mills, for which we provide in-house inspection services, inventory management and process control of tubing, casing and drill pipe.  Our locations in Channelview, Texas and Morgan City, Louisiana are equipped with large capacity cranes, specially designed forklifts and a computerized inventory system to serve a variety of storage and handling services for both the oilfield and non-oilfield customers.

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

Energy Personnel International. Energy Personnel International provides drilling and production engineers, well site supervisors, project management specialists, and workover and completion specialists on a consulting basis to the oil and gas industry to meet customers’ needs for staff engineering and well site management.

Refer to Note 12 in the Notes to the Consolidated Financial Statements for additional financial information on our business segments.

Industry

United States. RPC provides its services to its domestic customers through a network of facilities strategically located to serve the Gulf of Mexico, the mid-continent, the southwest, the Rocky Mountains and the northeast production fields. Demand for RPC’s services in the U.S. tends to be extremely volatile and fluctuates with current and projected price levels of oil and natural gas and activity levels in the oil and gas industry. Customer activity levels are influenced by their decisions about capital investment toward the development and production of oil and gas reserves.

Due to aging oilfields and lower-cost sources of oil internationally, the drilling rig count in the U.S. has declined by approximately 74 percent from its peak in 1981. Due to enhanced technology, however, more wells are being drilled and the domestic production of oil and natural gas remains roughly equivalent to prior years.  Record low drilling activity levels were experienced in 1986, 1992, 1999 (with April 1999 recording the lowest U.S. drilling rig count in the industry’s history), 2002 and again in 2009.

The rig count during the most recent cycle peaked at the end of the third quarter of 2008, and began to decline sharply during the fourth quarter.  At the beginning of 2009, there were 1,623 domestic working drilling rigs, down 20 percent from the third quarter of 2008. U.S. domestic drilling activity declined by 57 percent from the third quarter of 2008 to the second quarter of 2009, which was the steepest annualized decline rate in the industry’s history.

During 2009 the average price of natural gas decreased by approximately 56 percent, and the average price of oil decreased by approximately 38 percent. The price of natural gas rose sequentially in the fourth quarter compared to the third quarter of 2009, and the price of oil rose during each quarter of 2009.   The change in domestic drilling activity during 2008 and 2009 was consistent with the direction and severity of the changes in the prices of oil and natural gas, as well as the overall fluctuations in the general economy. During the first quarter of 2010, the domestic drilling rig count has continued to increase steadily, along with the prices of oil and natural gas.  Although our business has repeatedly demonstrated that it is cyclical, we continue to believe that the long-term prospects for our business are favorable due to growing demand for, and declining production of, oil and natural gas.

Gas drilling rigs have represented an increasing percentage of the total drilling rig count, and have represented over 70 percent of the drilling rig count each year since 2001.  In 2009, gas drilling rigs represented 74 percent of total drilling activity. The demand trend for natural gas is continuing to rise, although it fluctuates in the short term due to factors such as economic activity and the weather. Also, unlike oil, foreign imports of natural gas do not compete with domestic production to a meaningful degree. This lack of foreign competition tends to keep prices high. Based on current demand levels for natural gas as well as the high oil and gas well depletion rates experienced over the past several years, it is anticipated that gas-directed drilling will represent at least 70 percent of the total drilling rig count in the foreseeable future.

In addition, there are certain types of wells, predominately natural gas, being drilled in the U.S. domestic market for which there is a higher demand for RPC’s services.  Known as either directional or horizontal wells, these wells are more difficult and costly to complete.  Because they are drilled through a narrow formation and the formation is typically a relatively impermeable formation such as shale, they require additional stimulation when they are completed. Also, many of these formations require high pumping rates of stimulation fluids under high pressures, which in turn means that there is a great deal of pressure pumping horsepower required to complete the well.  Furthermore, since they are not drilled in a straight vertical direction from the Earth’s surface, they require tools and drilling mechanisms that are flexible, rather than rigid, and can be steered once they are downhole.  Specifically, these types of wells require RPC’s pressure pumping and coiled tubing services, as well as our downhole tools and services.

International. RPC has historically operated in several countries outside of the United States, although international revenues have never accounted for more than 10 percent of total revenues.  Over the past several years, RPC has continued its focus on developing international opportunities, although our equipment investments over the last couple of years have emphasized domestic rather than international expansion.  International revenues for 2009 increased due to higher customer activity levels in New Zealand, Mexico and Egypt, among other countries, partially offset by decreases in Saudi Arabia and the elimination of revenue in Venezuela.  During 2009, RPC provided snubbing, well control and oilfield training services in Cameroon, Egypt, Gabon, Mexico, New Zealand, Oman and the United Arab Emirates, among other countries.  We also provided rental tools in Bolivia and Mexico, and downhole motors and tools in Canada, the Congo, Mexico and South Africa.  We continue to focus on the development of international opportunities in these and other markets, although we believe that it will continue to be less than 10 percent of total revenues.

RPC provides services to its international customers through branch locations or wholly owned foreign subsidiaries. The international market is prone to political uncertainties, including the risk of civil unrest and conflicts. However, due to the significant investment requirement and complexity of international projects, customers’ drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing, and therefore have the potential to be more stable than most U.S. domestic operations.  Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent oil and gas producer in the U.S.  Predicting the timing and duration of contract work is not possible.  Pursuing selective international opportunities for revenue growth continues to be a strong emphasis for RPC. Refer to Note 12 in the Notes to Consolidated Financial Statements for further information on our international operations.

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

RPC has traditionally had a conservative capital structure with minimal debt.  During 2006, however, we established a new revolving credit facility to fund the purchase of revenue-producing equipment and other working capital requirements to pursue our growth plan. We pursued this capital source because of the high returns on investment that had been generated by many of our service lines during the previous several years, and because of the low cost and ready availability of debt capital. We completed purchases of revenue-producing equipment under our growth plan during 2008, and during 2009 we reduced capital expenditures due to the industry downturn and the resulting lower near-term expected returns on investment.  In addition, we reduced capital expenditures in order to reduce the balance on our revolving credit facility and enhance our conservative capital structure. At the end of 2009, our level of debt was conservative compared to a number of our peers, and we believe that the favorable long-term returns on investment in our revenue-producing equipment justify financing their purchase using debt.

Customers

Demand for RPC’s services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies. During 2009, RPC provided oilfield services to several hundred customers.  Of these customers, Southwestern Energy Company accounted for approximately 13 percent of revenues and Chesapeake Energy Corporation accounted for approximately 12 percent of revenues.  RPC believes that its relationship with these customers is good.  Although the Company believes that we would be able to obtain other customers for our services in the event of the loss of either of these major customers, the loss of these customers could have a material adverse effect on Company revenues and operating results in the near term.  Sales are generated by RPC’s sales force and through referrals from existing customers. There are long-term written contracts for services and equipment with certain international and domestic customers, although revenues earned under such contracts are a small percentage of total revenues. Due to the short lead time between ordering services or equipment and providing services or delivering equipment, there is no significant sales backlog in most of our service lines.

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

Item 1A. Risk Factors

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

Historically, fluctuations in the prices of oil and natural gas have led to corresponding changes in our customers’ drilling and production activities as measured by the domestic rig count.  As drilling and production activities increase (or remain active) or decrease (or remain stagnant), our operating results are correspondingly favorably or adversely impacted. If this correlation weakens in the future, then it is possible that increases in the prices of oil and natural gas will not lead to corresponding increases in our customers’ activities, and our future operating results could be negatively impacted.

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

Our operations are directly affected by the weather conditions in several domestic regions, including the Gulf of Mexico, the Gulf Coast, the mid-continent, the Rocky Mountains and the Northeast. Hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast during certain times of the year may also affect our operations, and severe hurricanes may affect our customers’ activities for a period of several years.  While the impact of these storms may increase the need for certain of our services over a longer period of time, such storms can also decrease our customers’ activities immediately after they occur.  Such hurricanes may also affect the prices of oil and natural gas by disrupting supplies in the short term, which may increase demand for our services in geographic areas not damaged by the storms.  Prolonged rain, snow or ice in many of our locations may temporarily prevent our crews and equipment from reaching customer work sites.  Due to seasonal differences in weather patterns, our crews may operate more days in some periods than others. Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions.

Our ability to attract and retain skilled workers may impact growth potential and profitability.

Our ability to be productive and profitable will depend substantially on our ability to attract and retain skilled workers. Our ability to expand our operations is, in part, impacted by our ability to increase our labor force. A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates paid by us, or both. If either of these events occurred, our capacity and profitability could be diminished, and our growth potential could be impaired.

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

Reliance upon a few large customers may adversely affect our revenues and operating results.

During 2009, two of our largest customers accounted for approximately 25 percent of our total revenues.  This reliance on large customers for a significant portion of our total revenues exposes us to the risk that the loss or reduction in revenues from any one or more of these customers, which could occur unexpectedly, could have a material and disproportionate adverse impact upon our net revenues and operating results.

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

Our operations in various countries including, but not limited to, Africa, Canada, China, Eastern Europe, Latin America, the Middle East and New Zealand are subject to risks. These risks include, but are not limited to, political changes, expropriation, currency restrictions and changes in currency exchange rates, taxes, boycotts and other civil disturbances.  The occurrence of any one of these events could have a material adverse effect on our operations.

Our common stock price has been volatile.

Historically, the market price of common stock of companies engaged in the oil and gas services industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past.

Our management has a substantial ownership interest, and public stockholders may have no effective voice in the management of the Company.

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

RPC’s certificate of incorporation, bylaws and other documents contain provisions including advance notice requirements for stockholder proposals and staggered terms for the Board of Directors.  These provisions may make a tender offer, change in control or takeover attempt that is opposed by RPC’s Board of Directors more difficult or expensive.

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

Our business requires a great deal of capital in order to maintain our equipment and increase our fleet of equipment to expand our operations, and we have access to our $200 million credit facility to fund our necessary working capital and equipment requirements. Most of our existing credit facility bears interest at a floating rate, which exposes us to market risks as interest rates rise.  If our existing capital resources become unavailable, inadequate or unfavorable for purposes of funding our capital requirements, we would need to raise additional funds through alternative debt or equity financings to maintain our equipment and continue our growth.  Such additional financing sources may not be available when we need them, or may not be available on favorable terms.  If we fund our growth through the issuance of public equity, the holdings of stockholders will be diluted.  If capital generated either by cash provided by operating activities or outside financing is not available or sufficient for our needs, we may be unable to maintain our equipment, expand our fleet of equipment, or take advantage of other potentially profitable business opportunities, which could reduce our future revenues and profits.

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

Washington, Pennsylvania — Operations, sales and equipment storage yards

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

Item 4. Reserved

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	78	1/24/84

Chairman of the Board

Richard A. Hubbell (2)	65	4/22/03

President and Chief Executive Officer

Linda H. Graham (3)	73	1/27/87

Vice President and Secretary

Ben M. Palmer (4)	49	7/8/96

Vice President, Chief Financial Officer and Treasurer

(1)
R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. Mr. Rollins has served as Chairman of the Board of RPC since the spin-off of RPC from Rollins, Inc. in 1984.  He has served as Chairman of the Board of Marine Products Corporation (boat manufacturing) since it was spun off from RPC in 2001 and Chairman of the Board of Rollins, Inc. since October 1991. He is also a director of Dover Downs Gaming and Entertainment, Inc. and Dover Motorsports, Inc.

(2)
Richard A. Hubbell has been the President of RPC since 1987 and Chief Executive Officer since 2003. He has also been the President and Chief Executive Officer of Marine Products Corporation since it was spun off from RPC in February 2001. Mr. Hubbell serves on the Board of Directors for both of these companies.

(3)
Linda H. Graham has been the Vice President and Secretary of RPC since 1987.  She has also been the Vice President and Secretary of Marine Products Corporation since it was spun off from RPC in 2001. Ms. Graham serves on the Board of Directors for both of these companies.

(4)
Ben M. Palmer has been the Vice President, Chief Financial Officer and Treasurer of RPC since 1996.  He has also been the Vice President, Chief Financial Officer and Treasurer of Marine Products Corporation since it was spun off from RPC in 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES.  At February 12, 2010, there were 98,523,276 shares of common stock outstanding and approximately 4,300 beneficial holders of common stock.  The following table sets forth the high and low prices of RPC’s common stock and dividends paid for each quarter in the years ended December 31, 2009 and 2008:

	2009			2008
Quarter	High	Low	Dividends	High	Low	Dividends
First	$11.45	$5.17	$0.07	$15.32	$8.52	$0.06
Second	11.97	6.43	0.07	17.80	12.50	0.06
Third	10.94	7.10	0.04	18.91	13.15	0.06
Fourth	11.35	9.15	0.04	14.10	6.02	0.06

On January 26, 2010, the Board of Directors approved a $0.04 per share cash dividend, payable March 10, 2010 to stockholders of record at the close of business on February 10, 2010.  The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

Shares repurchased in the fourth quarter of 2009 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2009 to October 31, 2009	12,812	(1)	$9.68	-	2,807,265

November 1, 2009 to November 30, 2009	2,147	(1)	9.60	-	2,807,265

December 1, 2009 to December 31, 2009	-		-	-	2,807,265

Totals	14,959		$9.67	-	2,807,265

(1)	Consists of shares repurchased by the Company in connection with option exercises and taxes related to vesting of restricted shares.

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

The Russell 2000 is a stock index representing small capitalization U.S. stocks.  The components of the index had an average market capitalization in 2009 of over $1.0 billion, and the Company was a component of the Russell 2000 during 2009.  The Russell 2000 was chosen because it represents companies with comparable market capitalizations to the Company.  The OSX is a stock index of 15 U.S. companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services.  The Company is not a component of the OSX, but it was chosen because it represents a large group of companies that provide the same or similar products and services as the Company.  The companies included in the Peer Group are Weatherford International, Inc., BJ Services Company, Superior Energy Services, Inc., and Halliburton Company. The companies included in the peer group have been weighted according to each respective issuer’s stock market capitalization at the beginning of each year.

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

STATEMENT OF OPERATIONS DATA:

Years Ended December 31,	2009	2008	2007	2006	2005
	(in thousands, except employee and per share amounts)
Revenues	$587,863	$876,977	$690,226	$596,630	$427,643
Cost of revenues	393,806	503,631	368,175	287,037	227,492
Selling, general and administrative expenses	97,672	117,140	107,800	91,051	75,478
Depreciation and amortization	130,580	118,403	78,506	46,711	39,129
Gain on disposition of assets, net (a)	(1,143)	(6,367)	(6,293)	(5,969)	(12,169)
Operating (loss) profit	(33,052)	144,170	142,038	177,800	97,713
Interest expense	(2,176)	(5,282)	(4,179)	(356)	(127)
Interest income	147	73	70	319	1,077
Other income (expense), net	1,582	(1,176)	1,905	1,085	2,077
(Loss) income before income taxes	(33,499)	137,785	139,834	178,848	100,740
Income tax (benefit) provision (b)	(10,754)	54,382	52,785	68,054	34,256
Net (loss) income (b)	$(22,745)	$83,403	$87,049	$110,794	$66,484
(Loss) earnings per share:

Basic	$(0.24)	$0.86	$0.90	$1.16	$0.70
Diluted	$(0.24)	$0.85	$0.89	$1.13	$0.67
Dividends paid per share	$0.220	$0.240	$0.200	$0.133	$0.071
OTHER DATA:
Operating margin percent	(5.6)%	16.4%	20.6%	29.8%	22.8%
Net cash provided by operating activities	$168,740	$177,320	$141,872	$118,228	$66,362
Net cash used for investing activities	(61,144)	(158,953)	(239,624)	(151,085)	(62,415)
Net cash (used for) provided by financing activities	(106,144)	(21,668)	101,361	22,777	(20,774)
Depreciation and amortization	130,580	118,403	78,506	46,711	39,129
Capital expenditures	$67,830	$170,318	$248,758	$159,831	$72,808
Employees at end of period	1,980	2,532	2,370	2,000	1,649
BALANCE SHEET DATA AT END OF YEAR:
Accounts receivable, net	$130,619	$210,375	$176,154	$148,469	$107,428
Working capital	151,681	200,494	144,338	111,302	95,215
Property, plant and equipment, net	396,222	470,115	433,126	262,797	141,218
Total assets	649,043	793,461	701,015	478,007	311,785
Long-term debt (c)	90,300	174,450	156,400	35,600	—
Total stockholders’ equity	$409,723	$449,084	$409,272	$335,287	$232,501

(a)	Gain on disposition of assets, net in 2005 includes a $10.7 million pre-tax gain ($0.07 after tax per diluted share) on the sale of certain operating assets during the third quarter of 2005.

(b)
During the fourth quarter of 2005, the income tax provision and net income reflect the receipt of tax refunds of $3.5 million related to the successful resolution of certain tax matters, which had a positive impact of $0.04 after tax per diluted share.

(c)
Effective September 2006, the Company closed on a revolving credit facility that was reduced to $200 million in the third quarter of 2009.  In February 2005, the Company prepaid a $2.8 million promissory note and the remaining balance of long-term debt was paid in full upon maturity of a promissory note in July 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with “Selected Financial Data,” and the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 2.

RPC, Inc. (“RPC”) provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest, northeast and Rocky Mountain regions, and selected international locations.  The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells.

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

-
To maximize stockholder return by optimizing the balance between cash invested in the Company’s productive assets, the payment of dividends to stockholders, and the repurchase of our common stock on the open market.

-	To align the interests of our management and stockholders.

-	To maintain an efficient, low-cost capital structure, which includes an appropriate use of debt.

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

Current industry conditions include natural gas prices which stabilized during 2009 following a steep decline in 2008, and during the first quarter of 2010 have increased slightly.  Oil prices have increased gradually during 2009 and the first quarter of 2010, following a five-year low of $32 per barrel at the end of 2008.  In the beginning of 2010, natural gas prices are approximately 27 percent higher than they were during the first quarter of 2009, and the price of oil is approximately 74 percent higher than it was in the first quarter of 2009.  The average U.S. rig count declined by 42 percent in 2009, although it began to increase during the third and fourth quarters of 2009.  During the first quarter of 2010, the rig count returned to the same levels experienced in the first quarter of 2009.

In addition to the overall rig count, the Company also monitors the number of horizontal and directional wells drilled in the U.S. domestic market, because this type of well is more service-intensive than a vertical oil or gas well, thus requiring more of the Company’s services provided for a longer period of time.  The number of horizontal and directional wells drilled in the United States increased in 2009, and was 60 percent of total wells drilled during the year.  During the first part of 2010, the percentage of horizontal and directional wells drilled as a percentage of total wells increased to approximately 66 percent.  Between 2006 and 2008, the supply of oilfield service equipment in the U.S. domestic market increased tremendously, both from existing service companies and new entrants to the oilfield services business.  Although the supply of oilfield equipment did not increase in 2009, the large supply of equipment and service providers coupled with the tremendous decline in domestic oilfield activity has caused pricing for the Company’s services to decrease tremendously during the past few years, which has had a negative impact on the Company’s financial results and returns.  The Company responded by reducing its capital expenditures during 2008 and 2009, managing working capital carefully, closely monitoring its competitors’ activities, and scrutinizing planned capital expenditures more closely for acceptable financial returns.  In spite of a decline in revenues and an operating loss during 2009, the Company generated sufficient cash from operating activities to decrease the balance on its revolving credit facility by 48 percent.

Loss before income taxes was $33.5 million in 2009 compared to income before taxes of $137.8 million in the prior year.  The effective tax rate for 2009 was 32.1 percent compared to 39.5 percent in the prior year.  Diluted loss per share was $0.24 in 2009 compared to diluted earnings per share of $0.85 for the prior year.  Cash flows from operating activities were $168.7 million in 2008 compared to $177.3 million in the prior year, and cash and cash equivalents were $4.5 million at December 31, 2009, an increase of $1.5 million compared to December 31, 2008.  During the third quarter of 2009, we reduced the size of our revolving credit facility to $200 million. As of December 31, 2009, there was $90.3 million in outstanding borrowings under this credit facility.

Cost of revenues as a percentage of revenues increased approximately 9.6 percentage points in 2009 compared to 2008, because of lower pricing for our services and lower revenues.

Selling, general and administrative expenses as a percentage of revenues increased approximately 3.3 percentage points in 2009 compared to 2008, which was due to the fixed nature of many of these expenses and lower revenues.

Consistent with our strategy to selectively grow our capacity and maintain our existing fleet of high demand equipment, capital expenditures were $67.8 million in 2009.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, had been gradually increasing since about 2003 when rig count was just over 800 through the latter half of 2008 when the U.S. rig count peaked at 2,031 during the third quarter.  The global recession that began in the fourth quarter of 2007 precipitated the steepest annualized decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the second quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009.  Since June 2009, the rig count has increased by 42 percent to 1,248 early in the first quarter of 2010.  The outlook for U.S. domestic oilfield activity is to increase slowly during the remainder of 2010.  The price of oil fell by 77 percent from $147 per barrel in the third quarter of 2008 to $34 early in 2009.  Since that time, the price of oil has increased by over 100 percent to approximately $80 per barrel in the first quarter of 2010.  The price of natural gas fell by 85 percent from approximately $13 per Mcf in the second quarter of 2008 to slightly below $2 per Mcf in the third quarter of 2009.  Since that time, the price of natural gas has increased to almost $6 per Mcf early in the first quarter of 2010.

Unconventional drilling activity, which requires more of RPC’s services, accounted for 65 percent of total U.S. domestic drilling at the end of 2009.  Unconventional activity as a percentage of total oilfield activity had grown to 66 percent by the first quarter of 2010.

We continue to monitor the competitive environment in 2010, and are concerned about pricing for our services.  The highly competitive pricing levels are due to lower activity levels and the large amount of additional equipment that has been placed in service in the domestic market during the past several years.  Our recent response to industry conditions was to reduce capital expenditures, continue cost-reduction plans and enhance our sales and marketing efforts.  We understand that factors influencing the industry are unpredictable, and our response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending.  Although we used our bank credit facility to finance our expansion, we will still maintain a conservative financial structure. We intend to closely manage the amount drawn on this facility over the course of 2010.  Based on current industry conditions, we believe that the Company’s consolidated revenues will increase and financial performance will improve.

Results of Operations

Years Ended December 31,	2009	2008	2007
Consolidated revenues	$587,863	$876,977	$690,226
Revenues by business segment:
Technical	$513,289	$745,991	$574,723
Support	74,574	130,986	115,503

Consolidated operating (loss) profit	$(33,052)	$144,170	$142,038
Operating (loss) profit by business segment:
Technical	$(20,328)	$110,648	$116,493
Support	(1,636)	36,515	29,955
Corporate expenses	(12,231)	(9,360)	(10,703)
Gain on disposition of assets, net	1,143	6,367	6,293

Net (loss) income	$(22,745)	$83,403	$87,049
(Loss) earnings per share — diluted	$(0.24)	$0.85	$0.89
Percentage of cost of revenues to revenues	67%	57%	53%
Percentage of selling, general and administrative expenses to revenues	17%	13%	16%
Percentage of depreciation and amortization expense to revenues	22%	14%	11%
Effective income tax rate	32.1%	39.5%	37.7%
Average U.S. domestic rig count	1,089	1,879	1,768
Average natural gas price (per thousand cubic feet (mcf))	$3.90	$8.81	$6.93
Average oil price (per barrel)	$61.90	$99.96	$72.78

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

Revenues. Revenues for 2009 decreased $289.1 million or 33.0 percent compared to 2008.  The Technical Services segment revenues for 2009 decreased 31.2 percent from the prior year due primarily to highly competitive pricing coupled with lower equipment utilization.  The Support Services segment revenues for 2009 decreased 43.1 percent from the prior year due to decreased customer activity and significantly lower pricing in the rental tool service line, the largest within this segment.

Domestic revenues decreased 36 percent to $543.0 million during 2009 compared to 2008 due to decreased customer activity and competitive pricing in our largest service lines, such as pressure pumping and rental tools.  The average price of natural gas decreased by 56 percent and the average price of oil decreased by approximately 38 percent during 2009 compared to the prior year.  In conjunction with the decrease in natural gas prices, the average domestic rig count during 2009 was 42 percent lower than in 2008.  This decrease in drilling activity had a negative impact on our financial results.  We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.  Foreign revenues, which increased from $30.8 million in 2008 to $44.8 million in 2009, were eight percent of consolidated revenues.  These revenue increases were due mainly to higher customer activity levels in New Zealand and Mexico compared to the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of revenues.  Cost of revenues in 2009 was $393.8 million compared to $503.6 million in 2008, a decrease of $109.8 million or 21.8 percent.  The decrease in these costs was due to the variable nature of most of these expenses as well as the impact of expense reduction measures taken during 2009, including employment cost reductions.  Cost of revenues, as a percent of revenues, increased in 2009 from 2008 due to lower pricing for our services.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased 16.6 percent to $97.7 million in 2009 compared to $117.1 million in 2008.  This decrease was primarily due to lower employment costs and other expenses resulting from expense reduction efforts instituted during 2009.  As a percentage of revenues, selling, general and administrative expenses increased to 16.6 percent in 2009 compared to 13.4 percent in 2008.

Depreciation and amortization.  Depreciation and amortization were $130.6 million in 2009, an increase of $12.2 million or 10.3 percent compared to $118.4 million in 2008. This increase resulted from a higher level of capital expenditures during recent quarters within both Support Services and Technical Services to increase capacity and to maintain our existing equipment.

Gain on disposition of assets, net. Gain on the disposition of assets, net decreased due primarily to reduced gains related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income (expense), net.  Other income, net was $1.6 million in 2009, an increase of $2.8 million compared to other expense of $1.2 million in 2008.  The increase is mainly due to the current year increase in the fair value of trading securities held in the non-qualified Supplemental Retirement Plan.   In addition to changes in the fair value of trading securities, other income (expense) includes gains from settlements of various legal and insurance claims and royalty payments.

Interest expense.   Interest expense was $2.2 million in 2009 compared to $5.3 million in 2008.  The decrease is due to lower interest expense in 2009 incurred on lower outstanding interest bearing advances on our revolving credit facility.

Interest income.   Interest income increased to $147 thousand in 2009 compared to $73 thousand in 2008 as a result of a higher average investable cash balance in 2009 compared to 2008.

Income tax (benefit) provision.  The income tax benefit was $10.8 million in 2009 compared to a tax provision of $54.4 million in 2008.  The change is due to 2009’s loss before income tax, partially offset by a decrease in the effective tax rate to 32.1 percent in 2009 from 39.5 percent in 2008.

Net (loss) income and diluted (loss) earnings per share.   Net loss was $22.7 million in 2009, or $0.24 per share, compared to net income of $83.4 million, or $0.85 per diluted share in 2008.  This decrease is due to decreased revenues and higher, as a percentage of revenues, costs of revenues, selling, general and administrative expenses and depreciation expense.

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

Depreciation and amortization.  Depreciation and amortization were $118.4 million in 2008, an increase of $39.9 million or 50.8 percent compared to $78.5 million in 2007. This increase resulted from a higher level of capital expenditures during 2008 as compared to 2007 within both Support Services and Technical Services to increase capacity and to maintain our existing equipment.

Gain on disposition of assets, net. Gain on the disposition of assets, net increased due primarily to gains related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net.  Other (expense), net in 2008 was $(1.2) million, a decrease of $3.1 million compared to other income of $1.9 million in 2007.  The decrease is mainly due to the 2008 decline in the fair value of trading securities held in the non-qualified Supplemental Retirement Plan.   In addition to changes in the fair value of trading securities, other (expense) income in 2008 includes gains from settlements of various legal and insurance claims and royalty payments.

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

Net income and diluted earnings per share.   Net income decreased 4.2 percent to $83.4 million, or $0.85 earnings per diluted share in 2008, compared to $87.0 million, or $0.89 earnings per diluted share in 2007.  This decrease is due to higher costs of revenues, selling, general and administrative expenses, depreciation expense, other expense, and interest expense partially offset by increased revenues.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $4.5 million as of December 31, 2009, $3.0 million as of December 31, 2008 and $6.3 million as of December 31, 2007.

The following table sets forth the historical cash flows for the years ended December 31:

	(in thousands)
	2009	2008	2007
Net cash provided by operating activities	$168,740	$177,320	$141,872
Net cash used for investing activities	(61,144)	(158,953)	(239,624)
Net cash (used for) provided by financing activities	(106,144)	(21,668)	101,361

2009

Cash provided by operating activities decreased by $8.6 million in 2009 compared to the prior year.  Net loss was $22.7 million in 2009 compared to net income of $83.4 million in 2008, decreasing cash provided by operating activities partially offset by decreases in working capital requirements.  Decreased business activity levels and revenues in 2009 resulted in lower accounts receivable and prepaid expenses partially offset by increased inventory and declines in accounts payable and accrued payroll including bonuses, consistent with lower activity levels and profitability.

Cash used for investing activities in 2009 decreased by $97.8 million compared to 2008, primarily as a result of lower capital expenditures.

Cash used for financing activities in 2009 increased by $84.5 million compared to 2008, primarily due to the reduction in notes payable to banks during 2009, partially offset by a decrease in common stock purchased and retired.

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

Cash (used for) provided by financing activities in 2009 increased by $123.0 million compared to 2007, primarily due to lower net borrowings from notes payable to banks during 2008, an increase in common stock purchased and retired, and a 20 percent increase in dividends paid per share to common stockholders.

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2009, remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization which includes a revolving credit facility and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $200 million revolving credit facility (the “Revolving Credit Agreement”) that matures in September 2011.   The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens, merge or consolidate with another entity.  A total of $91.9 million was available under our facility as of December 31, 2009; approximately $17.8 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  For additional information with respect to RPC’s credit facility, see Note 6 of the Notes to Consolidated Financial Statements.

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

Cash Requirements

Capital expenditures were $67.8 million in 2009, and we currently expect capital expenditures to be approximately $70.0 million in 2010.  We expect these expenditures to be primarily directed towards revenue-producing equipment in our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools.  The actual amount of 2010 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  The Company does not currently expect to make a significant contribution to the defined benefit pension plan in 2010 to meet its funding objectives.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of up to 11,812,500 shares of which 2,807,265 additional shares were available to be repurchased as of December 31, 2009.  The program does not have a predetermined expiration date.

On January 26, 2010, the Board of Directors approved a $0.04 per share cash dividend, payable March 10, 2010 to stockholders of record at the close of business on February 10, 2010.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company’s significant contractual obligations as of December 31, 2009:

Contractual obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$90,300	$-	$90,300	$-	$-
Interest on long-term debt obligations	3,154	1,869	1,285	-	-
Capital lease obligations	-	-	-	-	-
Operating leases (1)	13,023	4,389	5,318	2,504	812
Purchase obligations (2)	-	-	-	-	-
Other long-term liabilities (3)	988	-	988	-	-
Total contractual obligations	$107,465	$6,258	$97,891	$2,504	$812

(1)	Operating leases include agreements for various office locations, office equipment, and certain operating equipment.
(2)
Includes agreements to purchase goods or services that have been approved and that specify all significant terms (pricing, quantity, and timing).  As part of the normal course of business the Company occasionally enters into purchase commitments to manage its various operating needs.

(3)
Includes expected cash payments for long-term liabilities reflected on the balance sheet where the timing of the payments are known. These amounts include incentive compensation. These amounts exclude pension obligations with uncertain funding requirements and deferred compensation liabilities.

Fair Value Measurements

The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued using significant observable inputs in addition to quoted market prices are classified as Level 2. The Company currently has no assets or liabilities measured on a recurring basis that are valued using unobservable inputs and therefore no assets or liabilities measured on a recurring basis are classified as Level 3. For defined benefit plan assets classified as Level 3, the values are computed using inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data or on net asset values calculated by the fund and not publicly available.

In 2009, the Company transferred trading securities from assets utilizing Level 1 inputs to assets utilizing Level 2 inputs because significant observable inputs in addition to quoted market prices were used to value these trading securities.

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well.  Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials used to provide services to the Company’s customers.  Both the costs of equipment and labor increased prior to and during 2008.  In the third and fourth quarters of 2008 and 2009, however, the prices of commodities such as steel decreased dramatically, as did demand for oilfield equipment and personnel.  As a result, the Company’s labor costs declined, and equipment that the Company ordered was not subject to extended lead time for deliveries. The costs of certain materials used to provide services to RPC’s customers have remained high throughout 2009, however, which has resulted in higher costs of revenues.  The Company has attempted to mitigate these high costs by securing materials through different sources, although no assurance can be given that these efforts will mitigate these high costs.

Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements.

Related Party Transactions

Marine Products Corporation

Effective February 28, 2001, the Company spun off the business conducted through Chaparral Boats, Inc. (“Chaparral”), RPC’s former powerboat manufacturing segment.  RPC accomplished the spin-off by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation (a Delaware corporation) (“Marine Products”), a newly formed wholly owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders.  In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship.

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products.  Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $713,000 in 2009, $842,000 in 2008 and $957,000 in 2007. The Company’s receivable due from Marine Products for these services as of December 31, 2009 and 2008 was approximately $65,000 and $70,000.  The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $409,000 in 2009, $393,000 in 2008 and $1,035,000 in 2007.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice.  The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $87,000 in 2009, $90,000 in 2008 and $72,000 in 2007.

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

Allowance for doubtful accounts — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies.  Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility.  Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Provisions for doubtful accounts are recorded in selling, general and administrative expenses.  Accounts are written-off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected.  Significant recoveries will generally reduce the required provision in the period of recovery.  Therefore, the provision for doubtful accounts can fluctuate significantly from period to period.  Recoveries were insignificant in 2009 and 2007.  Recoveries in 2008 totaled $1.5 million, causing a reduction in bad debt expense in 2008.  We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

The estimated allowance for doubtful accounts is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region.  In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables.  Excluding the effect of the recoveries referred to above, the annual provisions for doubtful accounts have ranged from 0.10 percent to 0.45 percent of revenues over the last three years.  Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2009 would have resulted in a change of approximately $0.7 million to the allowance for doubtful accounts and a corresponding change to selling, general and administrative expenses.

Income taxes — The effective income tax rates were 32.1 percent in 2009, 39.5 percent in 2008 and 37.7 percent in 2007.  Our effective tax rates vary due to changes in estimates of our future taxable income, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments.  As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates.

Insurance expenses – The Company self insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability.  The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims.  The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims.  As of December 31, 2009, the Company estimates the range of exposure to be from $11.1 million to $14.9 million.  The Company has recorded liabilities at December 31, 2009 of approximately $12.9 million which represents management’s best estimate of probable loss.

Depreciable life of assets — RPC’s net property, plant and equipment at December 31, 2009 was $396.2 million representing 61.0 percent of the Company’s consolidated assets.  Depreciation and amortization expenses for the year ended December 31, 2009 were $130.6 million.  Management judgment is required in the determination of the estimated useful lives used to calculate the annual and accumulated depreciation and amortization expense.

Property, plant and equipment are reported at cost less accumulated depreciation and amortization, which is provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors including historical experience with similar assets.  Assets are monitored to ensure changes in asset lives are identified and prospective depreciation and amortization expense is adjusted accordingly.  We have not made any changes to the estimated lives of assets resulting in a material impact in the last three years.

Defined benefit pension plan – In 2002, the Company ceased all future benefit accruals under the defined benefit plan, although the Company remains obligated to provide employees benefits earned through March 2002.  The Company accounts for the defined benefit plan in accordance with the provisions of FASB ASC 715, “Compensation – Retirement Benefits” and engages an outside actuary to calculate its obligations and costs.  With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment adviser.   Differences between the expected long-term return on plan assets and the actual return are amortized over future years.  Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense.  The Company’s assumption for the expected return on plan assets was seven percent for 2009 and eight percent for 2008 and 2007.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach.  The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plan are forecasted and then compared to a portfolio of investment grade corporate bonds that will mature at the same time that the benefit payments are due in any given year.  The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds.   A lower discount rate increases the present value of benefit obligations.  The discount rate was 6.00 percent as of December 31, 2009 compared to 6.84 percent in 2008 and 6.25 percent in 2007.

As of December 31, 2009, the defined benefit plan was under-funded and the recorded change within accumulated other comprehensive loss increased stockholders’ equity by $0.9 million after tax.   Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would not result in a significant pre-tax change to the net loss related to pension reflected in accumulated other comprehensive loss.

The Company recognized pre-tax pension (income) expense of $2.0 million in 2009, $(0.4) million in 2008 and $0.3 million in 2007.  Based on the under-funded status of the defined benefit plan as of December 31, 2009, the Company expects to recognize pension expense of $0.6 million in 2010.  Holding all other factors constant, a change in the expected long-term rate of return on plan assets by 0.50 percentage points would result in an increase or decrease in pension expense/income of approximately $0.1 million in 2010.   Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an increase or decrease in pension expense/income of approximately $0.1 million in 2010.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

During 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-01(ASU 2009-01) titled “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” FASB Accounting Standards CodificationTM (ASC) Topic 105, “Generally Accepted Accounting Principles” has become the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities, effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB now issues Accounting Standards Updates that are not considered authoritative in their own right, but will serve to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  References to accounting literature throughout this document have been updated to reflect the codification.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2009-12). ASU 2009-12 amends Accounting Standards Codification Topic 820-10, “Fair Value Measurements-Overall.”  The amendments in ASU 2009-12 provide a practical expedient to measure investments that are required to be measured at fair value on a recurring or non-recurring basis but do not have a readily determinable fair value. The investments can be valued on the basis of the net asset value per share of the investment.  There are additional disclosure requirements by major category of investments and the nature of restrictions on the investor’s ability to redeem its investments. The amendments in this ASU are effective for annual periods ending after December 15, 2009. See Note 10 of the Consolidated Financial Statements for related disclosures regarding pension assets that do not have readily determinable fair value.

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends Accounting Standards Codification Topic 820, “Fair Value Measurements.”  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company adopted these provisions in the fourth quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued certain amendments as codified in ASC 715-20-65, “Compensation – Retirement Benefits, Defined Benefit Plans.” These amendments require additional disclosures regarding how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. The disclosures about plan assets are required to be provided for fiscal years ending after December 15, 2009, with no restatement required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions is permitted. See Note 10 of the Consolidated Financial Statements for related disclosures.

In May 2009, the FASB issued a new standard, as codified in ASC Topic 855 “Subsequent Events.”  ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, it provides guidance regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted this standard in the second quarter of 2009 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC 820-10-65, “Fair Value Disclosures.”  ASC 820-10-65 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  An entity is required to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted these provisions in the second quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC Topic 320-10-65, “Investments — Debt and Equity Securities.” These amendments (i) change existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted ASC 320 in the second quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC 825-10-65, “Financial Instruments,” that require an entity to provide disclosures about fair value of financial instruments in interim financial information including whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Company adopted these amendments in the second quarter of 2009.  See Note 8 of the Consolidated Financial Statements for related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In November 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The ASU changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  These provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets,” which formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets.”   ASU 2009-16 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of December 31, 2009, there are outstanding interest-bearing advances of $90.3 million on our credit facility which bear interest at a floating rate. Effective December 2008, we entered into an interest rate swap agreement that effectively converted $50 million of the outstanding variable-rate borrowings under the revolving credit agreement to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes.  Under this agreement, the Company and the issuing lender settle each month for the difference between a fixed interest rate of 2.07 percent and a comparable one month variable-rate interest paid to the syndicate of lenders under our Revolving Credit Agreement on the same notional amount, excluding the margin.  The swap agreement terminates on September 8, 2011.  As of December 31, 2009 the interest rate swap had a negative fair value of $820,000.  An increase in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $18,000 at December 31, 2009.  A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value $1,647,000 at December 31, 2009.   A change in interest rates will have no impact on the interest expense associated with the $50,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap.  A change in interest rates of one percent on the balance outstanding on the revolving credit agreement at December 31, 2009 not subject to the interest rate swap would cause a change of $0.9 million in total annual interest costs.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2009.

 The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2009, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 30.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
March 3, 2010

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
RPC, Inc.

We have audited RPC, Inc. (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 3, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP
Atlanta, Georgia
March 3, 2010

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders
RPC, Inc.

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 5 to the consolidated financial statements, the Company adopted new accounting guidance related to the accounting for uncertainty in income tax reporting during 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2010 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
Atlanta, Georgia
March 3, 2010

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

December 31,	2009	2008
ASSETS
Cash and cash equivalents	$4,489	$3,037
Accounts receivable, net	130,619	210,375
Inventories	55,783	49,779
Deferred income taxes	4,894	6,187
Income taxes receivable	18,184	15,604
Prepaid expenses and other current assets	5,485	7,841
Current assets	219,454	292,823
Property, plant and equipment, net	396,222	470,115
Goodwill	24,093	24,093
Other assets	9,274	6,430
Total assets	$649,043	$793,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$49,882	$61,217
Accrued payroll and related expenses	10,708	20,398
Accrued insurance expenses	4,315	4,640
Accrued state, local and other taxes	2,001	2,395
Income taxes payable	647	3,359
Other accrued expenses	220	320
Current liabilities	67,773	92,329
Long-term accrued insurance expenses	8,597	8,398
Notes payable to banks	90,300	174,450
Long-term pension liabilities	14,647	11,177
Other long-term liabilities	1,838	3,628
Deferred income taxes	56,165	54,395
Total liabilities	239,320	344,377
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.10 par value, 159,000,000 shares authorized, 98,364,669 and 97,705,142 shares issued and outstanding in 2009 and 2008, respectively	9,836	9,770
Capital in excess of par value	7,638	3,990
Retained earnings	401,055	445,356
Accumulated other comprehensive loss	(8,806)	(10,032)
Total stockholders’ equity	409,723	449,084
Total liabilities and stockholders’ equity	$649,043	$793,461

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2009	2008	2007
REVENUES	$587,863	$876,977	$690,226
COSTS AND EXPENSES:
Cost of revenues	393,806	503,631	368,175
Selling, general and administrative expenses	97,672	117,140	107,800
Depreciation and amortization	130,580	118,403	78,506
Gain on disposition of assets, net	(1,143)	(6,367)	(6,293)
Operating (loss) profit	(33,052)	144,170	142,038
Interest expense	(2,176)	(5,282)	(4,179)
Interest income	147	73	70
Other income (expense), net	1,582	(1,176)	1,905
(Loss) income before income taxes	(33,499)	137,785	139,834
Income tax (benefit) provision	(10,754)	54,382	52,785
Net (loss) income	$(22,745)	$83,403	$87,049
(LOSS) EARNINGS PER SHARE

Basic	$(0.24)	$0.86	$0.90
Diluted	$(0.24)	$0.85	$0.89
Dividends paid per share	$0.22	$0.24	$0.20

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
RPC, INC. AND SUBSIDIARIES

(in thousands)

				Capital
				in		Accumulated
				Excess of		Other
Three Years Ended	Comprehensive	Common Stock		Par	Retained	Comprehensive
December 31, 2009	Income (Loss)	Shares	Amount	Value	Earnings	Income (Loss)	Total
Balance, December 31, 2006		97,214	$9,721	$13,595	$317,705	$(5,734)	$335,287
Stock issued for stock incentive plans, net		989	99	4,843	—	—	4,942
Stock purchased and retired		(163)	(16)	(2,838)	—	—	(2,854)
Net income	$87,049	—	—	—	87,049	—	87,049
Pension adjustment, net of taxes	2,535	—	—	—	—	2,535	2,535
Unrealized gain on securities, net of taxes	486	—	—	—	—	486	486
Foreign currency translation, net of taxes	172	—	—	—	—	172	172
Comprehensive income	$90,242
Dividends declared		—	—	—	(19,473)	—	(19,473)
Excess tax benefits for share-based payments		—	—	1,128	—	—	1,128
Balance, December 31, 2007		98,040	9,804	16,728	385,281	(2,541)	409,272
Stock issued for stock incentive plans, net		1,288	128	5,654	—	—	5,782
Stock purchased and retired		(1,623)	(162)	(19,238)	—	—	(19,400)
Net income	$83,403	—	—	—	83,403	—	83,403
Pension adjustment, net of taxes	(6,053)	—	—	—	—	(6,053)	(6,053)
Loss on cash flow hedge, net of taxes	(527)	—	—	—	—	(527)	(527)
Unrealized loss on securities, net of taxes	(585)	—	—	—	—	(585)	(585)
Foreign currency translation, net of taxes	(326)	—	—	—	—	(326)	(326)
Comprehensive income	$75,912
Dividends declared		—	—	—	(23,328)	—	(23,328)
Excess tax benefits for share-based payments		—	—	846	—	—	846
Balance, December 31, 2008		97,705	9,770	3,990	445,356	(10,032)	449,084
Stock issued for stock incentive plans, net		911	91	4,323	—	—	4,414
Stock purchased and retired		(252)	(25)	(2,096)	—	—	(2,121)
Net loss	$(22,745)	—	—	—	(22,745)	—	(22,745)
Pension adjustment, net of taxes	897	—	—	—	—	897	897
Gain on cash flow hedge, net of taxes	7	—	—	—	—	7	7
Unrealized gain on securities, net of taxes	91	—	—	—	—	91	91
Foreign currency translation, net of taxes	231	—	—	—	—	231	231
Comprehensive loss	$(21,519)
Dividends declared		—	—	—	(21,556)	—	(21,556)
Excess tax benefits for share-based payments		—	—	1,421	—	—	1,421
Balance, December 31, 2009		98,364	$9,836	$7,638	$401,055	$(8,806)	$409,723

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RPC, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2009	2008	2007
OPERATING ACTIVITIES
Net (loss) income	$(22,745)	$83,403	$87,049
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	130,581	118,444	78,493
Stock-based compensation expense	4,440	3,732	3,189
Gain on disposition of assets, net	(1,143)	(6,367)	(6,293)
Deferred income tax provision	1,669	27,199	15,738
Excess tax benefits for share-based payments	(1,421)	(846)	(1,128)
Changes in current assets and liabilities:
Accounts receivable	80,035	(34,508)	(27,497)
Income taxes receivable	(1,159)	(2,462)	(7,229)
Inventories	(5,798)	(20,377)	(8,316)
Prepaid expenses and other current assets	2,575	(2,231)	(568)
Accounts payable	(5,711)	9,691	7,826
Income taxes payable	(2,712)	(981)	123
Accrued payroll and related expenses	(9,690)	2,426	4,683
Accrued insurance expenses	(325)	(113)	1,426
Accrued state, local and other taxes	(394)	676	(1,078)
Other accrued expenses	(167)	(203)	46
Changes in working capital	56,654	(48,082)	(30,584)
Changes in other assets and liabilities:
Pension liabilities	4,882	(481)	(3,067)
Accrued insurance expenses	199	232	1,274
Other non-current assets	(2,597)	(20)	(1,173)
Other non-current liabilities	(1,779)	106	(1,626)
Net cash provided by operating activities	168,740	177,320	141,872
INVESTING ACTIVITIES
Capital expenditures	(67,830)	(170,318)	(248,758)
Proceeds from sale of assets	6,686	11,365	9,134
Net cash used for investing activities	(61,144)	(158,953)	(239,624)
FINANCING ACTIVITIES
Payment of dividends	(21,556)	(23,328)	(19,473)
Borrowings from notes payable to banks	276,100	392,300	478,600
Repayments of notes payable to banks	(360,250)	(374,250)	(357,800)
Debt issue costs for notes payable to banks	(234)	(94)	—
Excess tax benefits for share-based payments	1,421	846	1,128
Cash paid for common stock purchased and retired	(1,747)	(17,489)	(1,730)
Proceeds received upon exercise of stock options	122	347	636
Net cash (used for) provided by financing activities	(106,144)	(21,668)	101,361
Net increase (decrease) in cash and cash equivalents	1,452	(3,301)	3,609
Cash and cash equivalents at beginning of year	3,037	6,338	2,729
Cash and cash equivalents at end of year	$4,489	$3,037	$6,338

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

Note 1: Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Nature of Operations

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest, northeast and Rocky Mountain regions, and in selected international markets. The services and equipment provided include Technical Services such as pressure pumping services, coiled tubing services, snubbing services (also referred to as hydraulic workover services), nitrogen services, and firefighting and well control, and Support Services such as the rental of drill pipe and other specialized oilfield equipment and oilfield training.

Common Stock

RPC is authorized to issue 159,000,000 shares of common stock, $0.10 par value. Holders of common stock are entitled to receive dividends when, as, and if declared by the Board of Directors out of legally available funds. Each share of common stock is entitled to one vote on all matters submitted to a vote of stockholders. Holders of common stock do not have cumulative voting rights. In the event of any liquidation, dissolution or winding up of the Company, holders of common stock are entitled to ratable distribution of the remaining assets available for distribution to stockholders.

Preferred Stock

RPC is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2009, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Dividends

On January 26, 2010, the Board of Directors approved a $0.04 per share cash dividend payable March 10, 2010 to stockholders of record at the close of business on February 10, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

Concentration of Credit Risk

Substantially all of the Company’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.  The Company provided oilfield services to several hundred customers. Two customers individually accounted for 13 percent and 12 percent of the Company’s 2009 revenues.  No customers accounted for more than 10 percent of 2008 or 2007 revenues.  Additionally, one of these customers accounted for 12 percent of accounts receivable as of December 31, 2009 and no customers accounted for more than 10 percent of accounts receivable as of December 31, 2008.

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when acquired are considered to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits.  RPC maintains cash equivalents and investments in one or more large financial institutions, and RPC’s policy restricts investment in any securities rated less than “investment grade” by national rating services.

Investments

Investments classified as available-for-sale are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company did not realize any gains or losses on securities during 2009, 2008 or 2007 on its available-for-sale securities.  Securities that are held in the non-qualified Supplemental Retirement Plan (“SERP”) are classified as trading.   See Note 10 for further information regarding the SERP.  The change in fair value of trading securities is presented in other (expense) income on the consolidated statements of operations.

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
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

Derivative Instruments and Hedging Activities

The Company is subject to interest rate risk on the variable component of the interest rate under our revolving credit agreement.  Effective December 2008, the Company entered into a $50 million interest rate swap agreement.  The agreement terminates on September 8, 2011.  The Company has designated the interest rate swap as a cash flow hedge.  Changes in the fair value of the effective portion of the interest rate swap are recognized in other comprehensive loss until the hedged item is recognized in earnings.

Property, Plant and Equipment

Property, plant and equipment, including software costs, are reported at cost less accumulated depreciation and amortization, which is provided on a straight-line basis over the estimated useful lives of the assets.  Annual depreciation and amortization expense is computed using the following useful lives: operating equipment, 3 to 10 years; buildings and leasehold improvements, 15 to 30 years; furniture and fixtures, 5 to 7 years; software, 5 years; and vehicles, 3 to 5 years. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income from operations. Expenditures for additions, major renewals, and betterments are capitalized. Expenditures for restoring an identifiable asset to working condition or for maintaining the asset in good working order constitute repairs and maintenance and are expensed as incurred.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $24,093,000 at December 31, 2009 and 2008.  Goodwill is reviewed annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, for impairment.  In reviewing goodwill for impairment, potential impairment is measured by comparing the estimated fair value of a reporting unit with its carrying value.  Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred for the years ended December 31, 2009, 2008 and 2007.

Other intangibles primarily represent non-compete agreements related to businesses acquired.  Non-compete agreements are amortized on a straight-line basis over the period of the agreement, as this method best estimates the ratio that current revenues bear to the total of current and anticipated revenues.  These non-compete agreements are fully amortized as of December 31, 2009 and 2008.

Advertising

Advertising expenses are charged to expense during the period in which they are incurred.  Advertising expenses totaled $1,065,000 in 2009, $1,957,000 in 2008 and $1,594,000 in 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

Defined Benefit Pension Plan

The Company has a defined benefit pension plan that provides monthly benefits upon retirement at age 65 to eligible employees with at least one year of service prior to 2002.  In 2002, the Company’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the defined benefit pension plan. See Note 10 for a full description of this plan and the related accounting and funding policies.

Share Repurchases

The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value.

Earnings per Share

FASB ASC Topic 260-10 “Earnings Per Share-Overall,” requires a basic earnings per share and diluted earnings per share presentation.  During 2009, the Company adopted certain amendments to ASC 260-10 which requires that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, be considered participating securities and included in the calculation of its basic earnings per share.

The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends, and therefore are considered participating securities.  See Note 10 for further information on restricted stock granted to employees.

The basic and diluted calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. Basic and diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the respective periods.

A reconciliation of weighted average shares outstanding along with the (loss) earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

(In thousands except per share data)	2009	2008	2007
Net (loss) income available for stockholders:	$(22,745)	$83,403	$87,049
Less: Dividends paid
Common stock	(21,229)	(22,905)	(19,159)
Restricted shares of common stock	(327)	(423)	(314)
Undistributed (loss) earnings	$(44,301)	$60,075	$67,576

Allocation of undistributed earnings:
Common stock	$(43,408)	$58,992	$66,494
Restricted shares of common stock	(893)	1,083	1,082

Basic shares outstanding:
Common stock	94,260	94,750	94,664
Restricted shares of common stock	2,045	1,815	1,604
	96,305	96,565	96,268
Diluted shares outstanding:
Common stock	94,260	94,750	94,664
Dilutive effect of options	-	1,300	2,094
	94,260	96,050	96,758
Restricted shares of common stock	2,045	1,815	1,604
	96,305	97,865	98,362
Basic earnings per share:
Common stock:
Distributed earnings	$0.22	$0.24	$0.20
Undistributed (loss) earnings	(0.46)	0.62	0.70
	$(0.24)	$0.86	$0.90
Restricted shares of common stock:
Distributed earnings	$0.16	$0.23	$0.20
Undistributed (loss) earnings	(0.44)	0.60	0.67
	$(0.28)	$0.83	$0.87
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.22	$0.24	$0.20
Undistributed (loss) earnings	(0.46)	0.61	0.69
	$(0.24)	$0.85	$0.89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

During the year ended December 31, 2009, the Company incurred a net loss from continuing operations and consequently the common stock equivalents were excluded from the computation of diluted loss per share because the effect would have been anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, marketable securities, accounts payable, an interest rate swap, and debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments.  The marketable securities classified as available-for-sale and the securities held in the SERP classified as trading are carried at fair value in the accompanying consolidated balance sheets.  The interest rate swap is carried at fair value, which is based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.  See Note 8 for additional information.

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payment awards, net of an estimated forfeiture rate. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 10 for additional information.

Reclassifications

In the current year the Company classified stock-based compensation together with stock issued for stock incentive plans, net in the consolidated statements of stockholders' equity.  For comparative purposes, amounts in the prior year have been reclassified to conform to current year presentation.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

During 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-01(ASU 2009-01) titled “Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” FASB Accounting Standards CodificationTM (ASC) Topic 105, “Generally Accepted Accounting Principles” has become the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities, effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB now issues Accounting Standards Updates that are not considered authoritative in their own right, but will serve to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  References to accounting literature throughout this document have been updated to reflect the codification.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2009-12). ASU 2009-12 amends Accounting Standards Codification Topic 820-10, “Fair Value Measurements-Overall.”  The amendments in ASU 2009-12 provide a practical expedient to measure investments that are required to be measured at fair value on a recurring or non-recurring basis but do not have a readily determinable fair value. The investments can be valued on the basis of the net asset value per share of the investment.  There are additional disclosure requirements by major category of investments and the nature of restrictions on the investor’s ability to redeem its investments. The amendments in this ASU are effective for annual periods ending after December 15, 2009. See Note 10 for related disclosures regarding pension assets that do not have readily determinable fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends Accounting Standards Codification Topic 820, “Fair Value Measurements.”  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company adopted these provisions in the fourth quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued certain amendments as codified in ASC 715-20-65, “Compensation – Retirement Benefits, Defined Benefit Plans.” These amendments require additional disclosures regarding how investment decisions are made: the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets  The disclosures about plan assets are required to be provided for fiscal years ending after December 15, 2009, with no restatement required for earlier periods that are presented for comparative purposes, upon initial application. Earlier application of the provisions is permitted. See Note 10 for related disclosures.

In May 2009, the FASB issued a new standard, as codified in ASC Topic 855 “Subsequent Events.”  ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, it provides guidance regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted this standard in the second quarter of 2009 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC 820-10-65, “Fair Value Disclosures.”  ASC 820-10-65 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  An entity is required to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company adopted these provisions in the second quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued certain amendments as codified in ASC Topic 320-10-65, “Investments — Debt and Equity Securities.” These amendments (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted ASC 320 in the second quarter of 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

In April 2009, the FASB issued certain amendments as codified in ASC 825-10-65, “Financial Instruments,” that require an entity to provide disclosures about fair value of financial instruments in interim financial information including whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Company adopted these amendments in the second quarter of 2009.  See Note 8 for related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In November 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The ASU changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  These provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets,” which formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets.”   ASU 2009-16 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted.  Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 2: Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2009	2008
(in thousands)
Trade receivables:
Billed	$98,275	$168,989
Unbilled	34,753	47,034
Other receivables	801	551
Total	133,829	216,574
Less: Allowance for doubtful accounts	(3,210)	(6,199)
Accounts receivable, net	$130,619	$210,375

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

Changes in the Company’s allowance for doubtful accounts are as follows:

Years Ended December 31,	2009	2008
(in thousands)
Beginning balance	$6,199	$5,217
Bad debt expense (credit)	660	(84)
Accounts written-off	(3,763)	(392)
Recoveries	114	1,458
Ending balance	$3,210	$6,199

Note 3: Inventories

Inventories are $55,783,000 at December 31, 2009 and $49,779,000 at December 31, 2008 and consist of raw materials, parts and supplies.

Note 4: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2009	2008
(in thousands)
Land	$14,980	$14,927
Buildings and leasehold improvements	80,928	77,867
Operating equipment	631,666	595,217
Capitalized software	15,391	15,700
Furniture and fixtures	4,342	4,398
Vehicles	180,408	181,102
Construction in progress	35	231
Gross property, plant and equipment	927,750	889,442
Less: accumulated depreciation	(531,528)	(419,327)
Net property, plant and equipment	$396,222	$470,115

Depreciation expense was $130.6 million in 2009, $118.4 million in 2008 and $78.5 million in 2007.  There are no capital leases outstanding as of December 31, 2009 and December 31, 2008.  The Company had accounts payable for purchases of property and equipment of approximately $3.7 million, $9.4 million and $19.1 million as of December 31, 2009, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

Note 5: Income Taxes

The following table lists the components of the (benefit) provision for income taxes:

Years ended December 31,	2009		2008	2007
(in thousands)
Current (benefit) provision:
Federal	$	(13,490)	$20,793	$29,589
State		235	5,453	4,857
Foreign		832	937	2,601
Deferred (benefit) provision:
Federal		1,698	25,486	14,531
State		(29)	1,713	1,207
Total income tax (benefit) provision		$(10,754)	$54,382	$52,785

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(2.4)	3.2	2.8
Tax credits	1.3	(0.8)	(1.6)
Federal and state refunds	—	—	0.1
Non-deductible expenses	(2.6)	0.9	0.7
Other	0.8	1.2	0.7
Effective tax rate	32.1%	39.5%	37.7%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2009	2008
(in thousands)
Deferred tax assets:
Self-insurance	$5,445	$5,404
Pension	5,346	4,054
State net operating loss carryforwards	1,742	1,649
Bad debts	1,361	2,418
Accrued payroll	866	1,579
Stock-based compensation	2,413	2,294
All others	149	501
Valuation allowance	(1,550)	(1,454)
Gross deferred tax assets	15,772	16,445
Deferred tax liabilities:
Depreciation	(62,640)	(60,946)
Goodwill amortization	(4,403)	(3,707)
Gross deferred tax liabilities	(67,043)	(64,653)
Net deferred tax liabilities	$(51,271)	$(48,208)

Historically and currently, undistributed earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been recorded.  Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

As of December 31, 2009, the Company has net operating loss carryforwards related to state income taxes of approximately $40.6 million that will expire between 2010 and 2029.  As of December 31, 2009 the Company has a valuation allowance of approximately $1.6 million, representing the tax affected amount of loss carryforwards that the Company does not expect to utilize, against the corresponding deferred tax asset.

Total net income tax payments (refunds) were ($8,351,000) in 2009, $29,714,000 in 2008 and $46,328,000 in 2007.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.  Accrued interest and penalties were immaterial to the financial statements as of December 31, 2009 and 2008.

During 2007 the Company adopted new accounting guidance relating to the accounting for uncertainty in income tax reporting, which provided criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  As a result of the adoption the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits.

The Company’s liability for unrecognized tax benefits was $30 thousand as of December 31, 2009 and $11 thousand as of December 31, 2008, all of which would affect our effective rate if recognized.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2009 and 2008 are as follows:

Years Ended December 31,	2009	2008
(in thousands)
Beginning balance	$11	$10
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	19	1
Reductions for tax positions of prior years	-	-
Ending balance	$30	$11

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions.  In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities.  The Company’s 2006 through 2009 tax years remain open to examination.

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

The Revolving Credit Agreement has a general term of five years and provides for an unsecured line of credit of up to $200 million, which includes a $50 million letter of credit subfacility, and a $20 million swingline subfacility. During the third quarter of 2009, the Company and its banking syndicate lenders entered into an agreement to amend two substantive components of the Revolving Credit Agreement.  First, the aggregate revolving commitment amount was reduced from $296.5 million to $200 million.  Second, the numerator of the interest coverage ratio, one of two financial covenants contained in the Revolving Credit Agreement, was changed from EBIT to EBITDA.  In addition, the amendment revises the definition of the term “Base Rate” to provide that such rate will be not less than the per annum rate determined by increasing the one (1) month LIBOR rate by 1.0%.  The maturity date of all revolving loans under the Credit Agreement is September 8, 2011.  The Company has incurred loan origination fees and other debt related costs associated with the Revolving Credit Agreement, including amendment costs in the aggregate of approximately $753 thousand.  These costs are being amortized over the five year term of the loan, and the net amount is classified as non-current other assets on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at RPC’s election:

●
the Base Rate, which is the highest of SunTrust Bank’s “prime rate” for the day of the borrowing, a fluctuating rate per annum equal to the Federal Funds Rate plus .50%, and a rate per annum equal to one (1) month LIBOR rate plus 1.00%; or

●
with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus a margin ranging from .40% to .80%, based upon RPC’s then-current consolidated debt-to-EBITDA ratio.

In addition, RPC will pay an annual fee ranging from .10% to .20% of the total credit facility based upon RPC’s then-current consolidated debt-to-EBITDA ratio.  The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the Revolving Credit Agreement contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.

As of December 31, 2009, RPC has outstanding borrowings of $90.3 million under the Revolving Credit Agreement.   Interest incurred and recorded as expense on the facility was $2,327,000 in 2009, $5,188,000 in 2008 and $4,083,000 in 2007. The weighted average interest rate was 1.8% in 2009, 3.6% in 2008 and 6.1% for 2007.  The Company capitalized interest incurred of $150,000 in 2009, $1,064,000 in 2008 and $2,300,000 in 2007 related to facilities and equipment under construction.  Additionally there were letters of credit relating to self-insurance programs and contract bids outstanding for $17.8 million as of December 31, 2009.

Cash interest paid (net of capitalized interest) was approximately $2,192,000 in 2009, $5,232,000 in 2008 and $3,849,000 in 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

Note 7: Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Net Gain (Loss) On Cash Flow Hedge	Total
Balance at December 31, 2007	$(3,427)	$714	$172	$—	$(2,541)
Change during 2008:
Before-tax amount	(9,532)	(921)	(513)	(830)	(11,796)
Tax benefit	3,479	336	187	303	4,305
Total activity in 2008	(6,053)	(585)	(326)	(527)	(7,491)
Balance at December 31, 2008	$(9,480)	$129	$(154)	$(527)	$(10,032)
Change during 2009:
Before-tax amount	1,413	143	530	11	2,097
Tax expense	(516)	(52)	(299)	(4)	(871)
Total activity in 2009	897	91	231	7	1,226
Balance at December 31, 2009	$(8,583)	$220	$77	$(520)	$(8,806)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007
Note 8: Fair Value Disclosures

The various inputs used to measure assets at fair value establish a hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three broad levels as follows:

1.	Level 1 – Quoted market prices in active markets for identical assets or liabilities.
2.
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

3.	Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2009 and 2008:

	Fair Value Measurements at December 31, 2009 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,905	$-
Available-for-sale securities	653	-	-
Liabilities:
Interest rate swap	$-	$820	$-

	Fair Value Measurements at December 31, 2008 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$4,074	$-	$-
Available-for-sale securities	511	-	-
Liabilities:
Interest rate swap	$-	$830	$-

The Company determines the fair value of the marketable securities that are available-for-sale through quoted market prices.  The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. During fiscal year 2009, significant observable inputs in addition to quoted market prices were used to value trading securities. As a result, the Company classified these investments as using level 2 inputs.

At December 31, 2009 and 2008, there was $90,300,000 and $174,450,000 outstanding under our revolving credit agreement.  The fair value of these borrowings was $88,043,000 in 2009 and $174,450,000 in 2008.  The fair value of these borrowings was based on quotes from the lender (level 2 inputs).  The borrowings under our revolving credit agreement bear interest at the variable rate described in Note 6. We are subject to interest rate risk on the variable component of the interest rate.  Our risk management objective is to lock in the interest cash outflows on a portion of our debt.  As a result, as described in Note 6, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  At December 31, 2009 the interest rate swap had a negative fair value of $820,000, which is recorded in other long-term liabilities.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments.  The Company currently does not use the fair value option to measure any of its existing financial instruments and has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

Note 9: Commitments and Contingencies

Lease Commitments - Minimum annual rentals, principally for noncancelable real estate and equipment leases with terms in excess of one year, in effect at December 31, 2009, are summarized in the following table:

(in thousands)
2010	$3,671
2011	3,172
2012	2,146
2013	1,554
2014	950
Thereafter	812
Total rental commitments	$12,305

Total rental expense, including short-term rentals, charged to operations was approximately $10,787,000 in 2009, $9,109,000 in 2008 and $7,116,000 in 2007.

Income Taxes - The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments.  Other long-term liabilities include $30,000 as of December 31, 2009 and $11,000 as of December 31, 2008, that represents the Company’s estimated statute for the probable assessments payable.

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

 In 2002, the Company’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan. In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions for certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002. The contributions were discretionary and made annually based on continued employment over a seven year period ending in 2008. These discretionary contributions were made to either the SERP established by the Company or to the 401(k) plan for each employee that was entitled to the enhanced benefit. There was no expense related to the enhanced benefits for 2009.  The expense related to enhanced benefits was $295,000 for 2008 and $315,000 for 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are marked to market and totaled $6,905,000 as of December 31, 2009 and $4,073,000 as of December 31, 2008.  The SERP assets are reported in other assets on the balance sheet and changes related to the fair value of assets are recorded in the consolidated statement of operations as part of other (expense) income, net. Trading gains (losses) related to the SERP assets totaled $1,373,000 for 2009, $(1,661,000) for 2008 and $73,000 for 2007.  The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the liabilities recorded as compensation cost in the statement of operations.

The Company’s projected benefit obligation exceeds the fair value of the plan assets under its pension plan by $7,258,000 and thus the plan was under-funded as of December 31, 2009.

The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2009	2008
(in thousands)
Accumulated Benefit Obligation at end of year	$32,190	$29,203

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$29,203	$30,149
Service cost	—	—
Interest cost	1,938	1,841
Amendments	—	—
Actuarial (gain) loss	2,706	(1,239)
Benefits paid	(1,657)	(1,548)
Projected benefit obligation at end of year	$32,190	$29,203
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$22,488	$32,548
Actual return on plan assets	4,101	(8,512)
Employer contribution	—	—
Benefits paid	(1,657)	(1,548)
Fair value of plan assets at end of year	24,932	22,488

Funded status at end of year	$(7,258)	$(6,715)

December 31,	2009	2008
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(7,258)	(6,715)
	$(7,258)	$(6,715)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

December 31,	2009	2008
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss (gain)	$13,517	$14,928
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$13,517	$14,928

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2009 and 2008 has been disclosed above.  The Company uses a December 31 measurement date for this qualified plan.

Amounts recognized in the consolidated balance sheets consist of:

December 31,	2009	2008
(in thousands)
Funded status	$(7,258)	$(6,715)
SERP employer contributions/deferrals	(7,389)	(4,462)
Long-term pension liabilities	$(14,647)	$(11,177)

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. RPC made no contributions in 2009 or in 2008.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2009	2008	2007
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,938	1,841	1,759
Expected return on plan assets	(1,521)	(2,543)	(2,321)
Amortization of net loss	1,538	285	860
Net periodic benefit plan cost (credit)	$1,955	$(417)	$298

The Company recognized pre-tax (increases) decreases to the funded status in comprehensive loss of $(1,413,000) in 2009, $9,532,000 in 2008 and $(3,992,000) in 2007.  There were no previously unrecognized prior service costs as of December 31, 2009, 2008 and 2007.  The pre-tax amounts recognized in comprehensive loss for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

(in thousands)	2009	2008	2007
Net loss (gain)	$125	$9,817	$(3,132)
Amortization of net (loss) gain	(1,538)	(285)	(860)
Net transition obligation (asset)	—	—	—
Amount recognized in other comprehensive loss	$(1,413)	$9,532	$(3,992)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2010 are as follows:

(in thousands)	2010
Amortization of net loss (gain)	$388
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic benefit plan cost	$388

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2009	2008	2007
Projected Benefit Obligation:
Discount rate	6.00%	6.84%	6.25%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	6.84%	6.25%	5.50%
Expected return on plan assets	7.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The Company’s expected return on assets assumption is derived from a detailed periodic assessment conducted by its management and its investment adviser. It includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the rate of return assumption is derived primarily from a long-term, prospective view. Based on its recent assessment, the Company has concluded that its expected long-term return assumption of seven percent is reasonable.

The Plan’s weighted average asset allocation at December 31, 2009 and 2008 by asset category along with the target allocation for 2010 are as follows:

Asset Category	Target Allocation for 2010	Percentage of Plan Assets as of December 31, 2009	Percentage of Plan Assets as of December 31, 2008
Debt Securities – Core Fixed Income	27.0%	26.2%	14.0%
Tactical – Fund of Equity and Debt Securities	5.0%	5.2%	4.3%
Domestic Equity Securities	32.5%	25.0%	22.7%
Global Equity Securities	2.5%	4.4%	3.6%
International Equity Securities	8.0%	13.8%	11.2%
Real Estate	5.0%	4.2%	7.7%
Other	20.0%	21.2%	36.5%
Total	100.0%	100.0%	100.0%

The Company’s overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers.    Equity securities primarily include investments in large-cap and mid-cap companies.  Fixed-income securities include corporate bonds of companies in diversified securities, mortgage-backed securities, and U.S. Treasuries.  Other types of investments include hedge funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits.  The investment policy establishes a target allocation for each asset class which is rebalanced as required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

Some of our assets, primarily our private equity, real estate and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2009 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events.

The following table presents our plan assets using the fair value hierarchy as of December 31, 2009. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.  See Note 8 for a brief description of the three levels under the fair value hierarchy.

Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$943	$943	$-	$-
Fixed Income Securities	(2)	6,529	-	6,529	-
Domestic Equity Securities		6,237	6,237	-	-
Global Equity Securities	(3)	1,085	-	1,085	-
International Equity Securities	(3)	3,440	1,475	1,965	-
Real Estate	(4)	1,039	-	-	1,039
Hedge Funds	(5)	5,659	-	1,302	4,357
		$24,932	$8,655	$10,881	$5,396

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Global equity securities and certain international securities are valued using a market approach based on the quoted market prices of similar instruments in their respective markets.
(4)
Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data.

(5)
Hedge funds consist of fund-of-fund LLC or commingled fund structures. The LLCs are primarily valued based on Net Asset Values [NAV] calculated by the fund and are not publicly available. Liquidity for the LLCs is monthly and is subject to liquidity of the underlying funds. The commingled fund NAV is calculated by the manager on a daily basis and has monthly liquidity.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2009:
Investments (in thousands)	Balance at December 31, 2008	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2009

Real Estate	$1,723	$(360)	$(324)	$-	$1,039
Hedge Funds	4,114	243	-	-	4,357
	$5,837	$(117)	$(324)	$-	$5,396

The Company does not currently expect to make a significant contribution to the Retirement Income Plan in 2010 and does not expect to receive a refund in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2010	$1,658
2011	1,683
2012	1,771
2013	1,867
2014	1,946
2015-2019	11,060

401(k) Plan

RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than three months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. RPC matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the plan. Employees vest in the RPC contributions after three years of service. The charges to expense for the Company’s contributions to the 401(k) plan were approximately $2,621,000 in 2009, $2,814,000 in 2008 and $2,300,000 in 2007.

Stock Incentive Plans

The Company has issued stock options and restricted stock to employees under two 10 year stock incentive plans that were approved by stockholders in 1994 and 2004.  The 1994 plan expired in 2004.  The Company reserved 5,062,500 shares of common stock under the 2004 Plan which expires in 2014.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock which are discussed in detail below.  As of December 31, 2009, there were approximately 2,200,000 shares available for grants.  The Company issues new shares from its authorized but unissued share pool.

        The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards is based on their fair value at grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. Cash flows related to share-based payment awards to employees that result in tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing activity in the accompanying consolidated statements of cash flows.

Pre-tax stock-based employee compensation expense was $4,440,000 in 2009 ($2,819,000 after tax), $3,732,000 in 2008 ($2,382,000 after tax) and $3,189,000 in 2007 ($2,167,000 after tax).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

        Transactions involving RPC’s stock options for the year ended December 31, 2009 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,108,022	$ 3.12	2.68 years
Granted	-	-	N/A
Exercised	(238,579)	2.89	N/A
Forfeited	(8,715)	3.76	N/A
Expired	-	-	N/A
Outstanding at December 31, 2009	860,728	$ 3.39	2.25 years	$6,034,000
Exercisable at December 31, 2009	860,728	$ 3.39	2.25 years	$6,034,000

The total intrinsic value of stock options exercised was approximately $1,519,000 during 2009, $6,214,000 during 2008 and $7,758,000 during 2007.  Recognized excess tax benefits associated with the exercise of stock options were approximately $353,000 during 2009 and $344,000 during 2008.  There were no recognized excess tax benefits associated with the exercise of stock options during 2007, since all of the stock options exercised in 2007 were incentive stock options which do not generate tax deductions for the Company.

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

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2009:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2009	1,762,478	$11.34
Granted	722,000	8.55
Vested	(453,200)	8.87
Forfeited	(49,162)	12.03
Non-vested shares at December 31, 2009	1,982,116	$10.88

The fair value of restricted awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense on a straight-line basis over the requisite service period.  The weighted average grant date fair value of these restricted stock awards was $8.55, $9.81 and $17.61 for the years ended December 31, 2009, 2008 and 2007.  The total fair value of shares vested was approximately $3,976,000 during 2009, $3,675,000 during 2008 and $4,903,000 during 2007.  The tax benefit for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value aggregating $1,068,000 for 2009, $502,000 for 2008 and $1,128,000 for 2007.  The excess tax deductions are classified as financing activity in the accompanying consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

Other Information
As of December 31, 2009, total unrecognized compensation cost related to non-vested restricted shares was approximately $18,754,000 which is expected to be recognized over a weighted-average period of 3.7 years.  As of December 31, 2009, there was no unrecognized compensation cost related to non-vested stock options.

The Company received cash from options exercised of $122,000 during 2009, $347,000 during 2008 and $636,000 during 2007. These cash receipts are classified as financing activity in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $389,000 during 2009, $1,911,000 during 2008 and $1,123,000 during 2007 and have been excluded from the consolidated statements of cash flows.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products.  Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $713,000 in 2009, $842,000 in 2008 and $957,000 in 2007. The Company’s receivable due from Marine Products for these services as of December 31, 2009 and 2008 was approximately $65,000 and $70,000.  The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $409,000 in 2009, $393,000 in 2008 and $1,035,000 in 2007.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice.  The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $87,000 in 2009, $90,000 in 2008 and $72,000 in 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

 Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. These services include pressure pumping services, coiled tubing, snubbing, nitrogen pumping, well control consulting and firefighting, downhole tools, wireline, and fluid pumping services. These Technical Services are primarily used in the completion, production and maintenance of oil and gas wells. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest, Rocky Mountain and Appalachian regions, and international locations including primarily Africa, Canada, China, Latin America, the Middle East and New Zealand. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

Support Services include RPC’s oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent and Appalachian regions, and international locations, including primarily Canada, Latin America, and the Middle East. Customers include domestic operations of major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

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

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2009, 2008 and 2007 are shown in the following table.

	Technical Services	Support Services	Corporate	Gain on disposition of assets, net	Total
(in thousands)

2009
Revenues	$513,289	$74,574	$—	$—	$587,863
Operating profit (loss)	(20,328)	(1,636)	(12,231)	1,143	(33,052)
Capital expenditures	48,175	19,220	435	—	67,830
Depreciation and amortization	101,780	28,085	715	—	130,580
Identifiable assets	453,133	144,905	51,005	—	649,043
2008
Revenues	$745,991	$130,986	$—	$—	$876,977
Operating profit (loss)	110,648	36,515	(9,360)	6,367	144,170
Capital expenditures	127,054	42,238	1,026	—	170,318
Depreciation and amortization	92,738	24,798	867	—	118,403
Identifiable assets	564,708	181,991	46,762	—	793,461
2007
Revenues	$574,723	$115,503	$—	$—	$690,226
Operating profit (loss)	116,493	29,955	(10,703)	6,293	142,038
Capital expenditures	211,389	35,138	2,231	—	248,758
Depreciation and amortization	59,436	18,106	964	—	78,506
Identifiable assets	480,840	168,027	52,148	—	701,015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2009, 2008 and 2007

The following summarizes selected information between the United States and all international locations combined for the years ended December 31, 2009, 2008 and 2007. The revenues are presented based on the location of the use of the product or service. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

Years ended December 31,	2009	2008	2007
(in thousands)
United States Revenues	$543,026	$846,202	$649,116
International Revenues	44,837	30,775	41,110
	$587,863	$876,977	$690,226

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

As of the end of the period covered by this report, December 31, 2009 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).   Management’s report on internal control over financial reporting is included on page 29 of this report.  Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2009 and issued a report thereon which is included on page 30 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the RPC Proxy Statement for its 2010 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 13 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2010 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2010 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the RPC Proxy Statement for its 2010 Annual Meeting of Stockholders, in the sections “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2009.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	860,728	$3.39	2,226,824	(1)
Equity compensation plans not approved by securityholders	-	-	-
Total	860,728	$3.39	2,226,824

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 10 to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2010 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions.”  Information regarding director independence will be included in the RPC Proxy Statement for its 2010 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.”  This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled “Independent Registered Public Accountants” in the RPC Proxy Statement for its 2010 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

	10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

	10.6	Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2004).

	10.7	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).

	10.8	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).

	10.9	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

	10.10	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

	10.11	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

	10.12	Summary of “At-Will” of Compensation Arrangements with Executive Officers as of February 28, 2008 (incorporated by reference to Exhibit 10.16 to the Form 10-K filed on March 4, 2008).

	10.13	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008 (incorporated by reference to Exhibit 10.17 to the Form 10-K filed on March 4, 2008).

	10.16	Summary of “At-Will” of Compensation Arrangements with Executive Officers as of February 28, 2009 (incorporated by reference to Exhibit 10.18 to the Form 10-K filed on March 5, 2009).

	10.17	Summary of Compensation Arrangements with Executive Officers.

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).
3.2	Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on October 25, 2007).
4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).
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

10.5	Tax Sharing Agreement dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10-K filed on February 13, 2001).
10.6	Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).
10.7	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 2, 2004).
10.8	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 2, 2004).
10.9	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).
10.10	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).
10.11	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).
10.12	Summary of “At-Will” of Compensation Arrangements with Executive Officers as of February 28, 2008 (incorporated by reference to Exhibit 10.16 to the Form 10-K filed on March 4, 2008).
10.13	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008 (incorporated by reference to Exhibit 10.17 to the Form 10-K filed on March 4, 2008).
10.14
Revolving Credit Agreement dated September 8, 2006 between RPC, Banc of America, N.A., SunTrust Bank and certain other Lenders party thereto (incorporated by reference to Exhibit 99.1 to the Form 8-K dated September 8, 2006).

10.15
Commitment Increase Amendment to Revolving Credit Agreement dated as of June 9, 2008, by and among the Company, the several banks and other financial institutions from time to time party thereto and SunTrust Bank, in its capacity as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 9, 2008).

10.16	Summary of “At-Will” of Compensation Arrangements with Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed on March 5, 2009).
10.17	Summary of Compensation Arrangements with Executive Officers.
10.18
Second Amendment to Revolving Credit Agreement dated as of September 2, 2009 by and among the Company, the several banks and other financial institutions from time to time party thereto and SunTrust Bank, in its capacity as administrative agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 2, 2009).

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
March 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Richard A. Hubbell
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2010
/s/ Ben M. Palmer
Ben M. Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2010

The Directors of RPC (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director
Wilton Looney, Director
Gary W. Rollins, Director
Henry B. Tippie, Director
James B. Williams, Director
James A. Lane, Jr., Director
Linda H. Graham, Director Bill J. Dismuke, Director Larry L. Prince, Director

/s/ Richard A. Hubbell

Richard A. Hubbell
Director and as Attorney-in-fact
March 3, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE
Schedule II — Valuation and Qualifying Accounts	65

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended December 31, 2009, 2008 and 2007
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries		Balance at End of Period
Year ended December 31, 2009
Allowance for doubtful accounts	$6,199	$660	$(3,649)	(1)	$3,210
Deferred tax asset valuation allowance	$1,454	$96	$—	(2)	$1,550
Year ended December 31, 2008
Allowance for doubtful accounts	$5,217	$(84)	$1,066	(1)	$6,199
Deferred tax asset valuation allowance	$1,503	$—	$(49)	(2)	$1,454
Year ended December 31, 2007
Allowance for doubtful accounts	$4,904	$3,119	$(2,806)	(1)	$5,217
Deferred tax asset valuation allowance	$1,342	$161	$0	(2)	$1,503

(1)	Deductions in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.
(2)
The valuation allowance for deferred tax assets is increased or decreased each year to reflect the state net operating losses that management believes will be utilized before they expire. In 2009, the valuation allowance for deferred tax assets was increased by $96.  In 2008, the valuation allowance for deferred tax assets was decreased by $49.  In 2007 the valuation allowance for deferred tax assets was increased by $161.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters ended	March 31	June 30	September 30	December 31
(in thousands except per share data)
2009
Revenues	$176,271	$127,018	$132,159	$152,415
Net (loss) income	$4,466	$(11,624)	$(10,385)	$(5,202)
Net (loss) income per share — basic:(a)	$0.05	$(0.12)	$(0.11)	$(0.05)
Net (loss) income per share — diluted:(a)	$0.05	$(0.12)	$(0.11)	$(0.05)
2008
Revenues	$197,227	$214,689	$237,217	$227,844
Net income	$14,757	$22,458	$25,780	$20,408
Net income per share — basic:(a)	$0.15	$0.23	$0.27	$0.21
Net income per share — diluted:(a)	$0.15	$0.23	$0.26	$0.21

(a)	The sum of the (loss) income per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares in interim periods.