Form 10-Q
period 2010-03-31
RPC INC
filed 2010-05-07
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of April 26, 2010, RPC, Inc. had 98,832,401 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(In thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS		(Note 1)

Cash and cash equivalents	$3,821	$4,489
Accounts receivable, net	199,604	130,619
Inventories	58,146	55,783
Deferred income taxes	5,221	4,894
Income taxes receivable	7,556	18,184
Prepaid expenses and other current assets	4,644	5,485
Total current assets	278,992	219,454
Property, plant and equipment, net	373,163	396,222
Goodwill	24,093	24,093
Other assets	9,613	9,274
Total assets	$685,861	$649,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$50,353	$49,882
Accrued payroll and related expenses	14,254	10,708
Accrued insurance expenses	4,686	4,315
Accrued state, local and other taxes	2,922	2,001
Income taxes payable	1,564	647
Other accrued expenses	367	220
Total current liabilities	74,146	67,773
Long-term accrued insurance expenses	8,249	8,597
Notes payable to banks	114,300	90,300
Long-term pension liabilities	15,468	14,647
Other long-term liabilities	1,287	1,838
Deferred income taxes	53,245	56,165
Total liabilities	266,695	239,320
Common stock	9,883	9,836
Capital in excess of par value	7,479	7,638
Retained earnings	410,519	401,055
Accumulated other comprehensive loss	(8,715)	(8,806)
Total stockholders’ equity	419,166	409,723
Total liabilities and stockholders’ equity	$685,861	$649,043

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2010	2009

Revenues	$213,144	$176,271
Cost of revenues	129,614	109,970
Selling, general and administrative expenses	27,837	27,606
Depreciation and amortization	32,261	32,020
Loss (gain) on disposition of assets, net	864	(1,722)
Operating profit	22,568	8,397
Interest expense	(541)	(594)
Interest income	23	33
Other income, net	403	143
Income before income taxes	22,453	7,979
Income tax provision	9,053	3,513
Net income	$13,400	$4,466

Earnings per share
Basic	$0.14	$0.05
Diluted	$0.14	$0.05

Dividends per share	$0.04	$0.07

Average shares outstanding
Basic	96,531	96,178
Diluted	97,449	96,729

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(In thousands)
(Unaudited)

						Accumulated
				Capital in		Other
	Comprehensive	Common Stock		Excess of	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2009		98,364	$9,836	$7,638	$401,055	$(8,806)	$409,723
Stock issued for stock incentive plans, net		572	57	864	—	—	921
Stock purchased and retired		(107)	(10)	(1,259)	—	—	(1,269)
Net income	$13,400	—	—	—	13,400	—	13,400
Change in cash flow hedge, net of taxes	(93)	—	—	—	—	(93)	(93)
Foreign currency translation, net of taxes	102	—	—	—	—	102	102
Unrealized gain on securities, net of taxes	82	—	—	—	—	82	82
Comprehensive income	$13,491
Dividends declared		—	—	—	(3,936)	—	(3,936)
Excess tax benefits for share-based payments		—	—	236	—	—	236
Balance, March 31, 2010		98,829	$9,883	$7,479	$410,519	$(8,715)	$419,166

The accompanying notes are an integral part of this consolidated financial statement.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In thousands)
(Unaudited)

	Three months ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$13,400	$4,466
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation, amortization and other non-cash charges	32,252	31,999
Stock-based compensation expense	1,241	1,015
Loss (gain) on disposition of assets, net	864	(1,722)
Deferred income tax provision	(3,646)	(1,173)
Excess tax benefits for share-based payments	(236)	(187)
Changes in current assets and liabilities:
Accounts receivable	(68,891)	57,029
Income taxes receivable	10,864	3,512
Inventories	(2,281)	(6,871)
Prepaid expenses and other current assets	996	3,431
Accounts payable	(1,345)	(15,334)
Income taxes payable	917	(2,352)
Accrued payroll and related expenses	3,546	(7,510)
Accrued insurance expenses	371	124
Accrued state, local and other taxes	921	801
Other accrued expenses	136	(3)
Changes in working capital	(54,766)	32,827
Changes in other assets and liabilities:
Accrued pension	821	1,344
Accrued insurance expenses	(348)	(21)
Other non-current assets	(339)	(784)
Other non-current liabilities	(697)	(1,743)
Net cash (used for) provided by operating activities	(11,454)	66,021

INVESTING ACTIVITIES
Capital expenditures	(10,368)	(19,475)
Proceeds from sale of assets	2,097	2,571
Net cash used for investing activities	(8,271)	(16,904)

FINANCING ACTIVITIES
Payment of dividends	(3,936)	(6,804)
Borrowings from notes payable to banks	86,650	68,300
Repayments of notes payable to banks	(62,650)	(110,250)
Excess tax benefits for share-based payments	236	187
Cash paid for common stock purchased and retired	(1,269)	(1,349)
Proceeds received upon exercise of stock options	26	74
Net cash provided by (used for) financing activities	19,057	(49,842)

Net decrease in cash and cash equivalents	(668)	(725)
Cash and cash equivalents at beginning of period	4,489	3,037
Cash and cash equivalents at end of period	$3,821	$2,312

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	GENERAL

The accompanying unaudited consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

2.	REVENUES

RPC’s revenues are generated principally from providing services and the related equipment.  Revenues are recognized when the services are rendered and collectability is reasonably assured.  Revenues from services and equipment are based on fixed or determinable priced purchase orders or contracts with the customer and do not include the right of return.  Rates for services and equipment are priced on a per day, per unit of measure, per man hour or similar basis.  Sales tax charged to customers is presented on a net basis within the consolidated statement of operations and excluded from revenues.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements:

During the quarter ended March 31, 2010, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

●           ASU 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments to the Codification in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and not a share dividend.  The Company adopted these provisions in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

●           ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  The amendments to the Codification in this ASU now require
1.    the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfer be disclosed separately,
2.    in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements,
3.    judgment in determining the appropriate classes of assets and liabilities when reporting fair value measurements for each class, and
4.    disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The Company complied with these disclosure requirements in its annual report on Form 10-K for the year ended December 31, 2009 and plans to provide the disclosures on an interim basis as necessary.  Adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

4.	EARNINGS PER SHARE

FASB ASC Topic 260-10 “Earnings Per Share-Overall,” requires a basic earnings per share and diluted earnings per share presentation. Certain amendments to ASC 260-10 require that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, be considered participating securities and included in the calculation of its basic earnings per share.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and therefore considered participating securities.

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

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

	Three months ended March 31,
(In thousands except per share data )	2010	2009
Net income available for stockholders:	$13,400	$4,466
Less: Dividends paid
Common stock	(3,865)	(6,653)
Restricted shares of common stock	(71)	(151)
Undistributed earnings (loss)	$9,464	$(2,338)

Allocation of undistributed earnings (loss):
Common stock	$9,250	$(2,287)
Restricted shares of common stock	214	(51)

Basic shares outstanding:
Common stock	94,377	94,145
Restricted shares of common stock	2,154	2,033
	96,531	96,178
Diluted shares outstanding:
Common stock	94,377	94,145
Dilutive effect of options	918	551
	95,295	94,696
Restricted shares of common stock	2,154	2,033
	97,449	96,729
Basic earnings per share:
Common stock:
Distributed earnings	$0.04	$0.07
Undistributed earnings (loss)	0.10	(0.02)
	$0.14	$0.05
Restricted shares of common stock:
Distributed earnings	$0.03	$0.07
Undistributed earnings (loss)	0.10	(0.03)
	$0.13	$0.04
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.04	$0.07
Undistributed earnings (loss)	0.10	(0.02)
	$0.14	$0.05

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.        COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended March 31,
(In thousands)	2010	2009
Net income as reported	$13,400	$4,466
Pension adjustment, net of taxes	-	309
Change in cash flow hedge, net of taxes	(93)	(114)
Foreign currency translation, net of taxes	102	(164)
Unrealized gain (loss) on securities, net of taxes	82	(70)
Comprehensive income	$13,491	$4,427

6.        STOCK-BASED COMPENSATION

The Company reserved 5,062,500 shares of common stock under its 2004 Stock Incentive Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of March 31, 2010, there were approximately 1,662,000 shares available for grants.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2010	2009

Pre-tax expense	$1,241	$1,015

After tax expense	788	645

Stock Options
Transactions involving RPC’s stock options for the three months ended March 31, 2010 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	860,728	$3.39	2.25 years
Granted	-	-	N/A
Exercised	(6,750)	3.88	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding and exercisable at March 31, 2010	853,978	$3.38	2.00 years	$6,618,000

The total intrinsic value of stock options exercised was approximately $49,000 during the three months ended March 31, 2010 and approximately $1,318,000 during the three months ended March 31, 2009.  There were no recognized excess tax benefits associated with the exercise of stock options during the three months ended March 31, 2010, since all of the stock options exercised in 2010 were incentive stock options which do not generate tax deductions for the Company.  Tax benefits related to non-qualified stock options exercised totaled $100,000 during the three months ended March 31, 2009 and were credited to capital in excess of par value and are classified as financing cash flows.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock
The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2010:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2010	1,982,116	$10.88
Granted	566,000	12.31
Vested	(316,312)	13.07
Forfeited	(1,000)	9.81
Non-vested shares at March 31, 2010	2,230,804	$10.92

The total fair value of shares vested during the three months ended March 31, 2010 was approximately $3,743,000 and during the three months ended March 31, 2009 was approximately $2,712,000.  Tax benefits for compensation tax deductions in excess of compensation expense totaled approximately $236,000 for the three months ended March 31, 2010 and $87,000 for the three months ended March 31, 2009 and were credited to capital in excess of par value and are classified as financing cash flows.

Other Information

As of March 31, 2010, total unrecognized compensation cost related to non-vested restricted shares was approximately $24,480,000 which is expected to be recognized over a weighted-average period of 4.2 years.  As of March 31, 2010, all of the compensation cost related to stock options has been recognized.

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

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. These services include pressure pumping services, snubbing, coiled tubing, nitrogen pumping, well control consulting and firefighting, downhole tools, wireline, and fluid pumping services.  These Technical Services are primarily used in the completion, production and maintenance of oil and gas wells. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest Rocky Mountain and Appalachian regions, and international locations including primarily Africa, Canada, China, Latin America, the Middle East and New Zealand. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Support Services include RPC’s oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico and the mid-continent regions, and international locations, including primarily New Zealand, Canada, Latin America, and the Middle East. Customers include domestic operations of major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

Inter-segment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results.

   Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended March 31,
	2010	2009
(in thousands)

Revenues:
Technical Services	$191,403	$151,079
Support Services	21,741	25,192
Total revenues	$213,144	$176,271
Operating (loss) profit:
Technical Services	$24,958	$6,149
Support Services	1,910	3,706
Corporate	(3,436)	(3,180)
(Loss) gain on disposition of assets, net	(864)	1,722
Total operating profit	$22,568	$8,397
Interest expense	(541)	(594)
Interest income	23	33
Other income, net	403	143
Income before income taxes	$22,453	$7,979

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2010	Technical Services	Support Services	Corporate	Total
(in thousands)

Identifiable assets at March 31, 2010	$501,861	$143,632	$40,368	$685,861

Capital expenditures	8,307	1,511	550	10,368

Depreciation and amortization	25,438	6,758	65	32,261

8.        INVENTORIES

Inventories of $58,146,000 at March 31, 2010 and $55,783,000 at December 31, 2009 consist of raw materials, parts and supplies.

9.        EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended March 31,
(in thousands)	2010	2009

Service cost	$-	$-
Interest cost	473	485
Expected return on plan assets	(422)	(380)
Amortization of net losses	102	384
Net periodic benefit cost	$153	$489

The Company did not contribute to the plan during the three months ended March 31, 2010 but the Company did contribute approximately $614,000 to this plan subsequent to quarter end.

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are marked to market and totaled $7,564,000 as of March 31, 2010 and $4,868,000 as of March 31, 2009.  The SERP assets are reported in other assets on the balance sheet and changes related to the fair value of assets are recorded in the consolidated statement of operations as part of other (expense) income, net. Trading gains (losses) related to the SERP assets totaled approximately $189,000 for three months ended March 31, 2010 and approximately $(39,000) for three months ended March 31, 2009.  The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the liabilities recorded as compensation cost in the statement of operations.

10.      NOTES PAYABLE TO BANKS

The Company currently has a revolving credit agreement (the “Revolving Credit Agreement”) with SunTrust Capital Markets, Inc, as Joint Lead Arranger and Sole Book Manager, Banc of America Securities LLC as Joint Lead Arranger, and a syndicate of other lenders.  The Revolving Credit Agreement includes a full and unconditional guarantee by the Company’s 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of RPC and its subsidiaries.  The subsidiaries of the Company that are not guarantors are considered minor.

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

Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

           ●          the Base Rate, which is the highest of SunTrust Bank’s “prime rate” for the day of the borrowing, a fluctuating rate per annum equal to the Federal Funds Rate plus .50%, and a rate per annum equal to the one (1) month LIBOR rate plus 1.00%; or

           ●          with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus a margin ranging from .40% to .80%, based upon RPC’s then-current consolidated debt-to-EBITDA ratio.  In addition, RPC will pay an annual fee ranging from .10% to .20% of the total credit facility based upon the Company’s then-current consolidated debt-to-EBITDA ratio.

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

At March 31, 2010, the Company had outstanding borrowings of $114,300,000 under the Revolving Credit Agreement.  Interest incurred on the line of credit was $538,000 during the three months ended March 31, 2010, and $658,000 during the three months ended March 31, 2009.  The weighted average interest rate was 2.0% for the three months ended March 31, 2010, and 1.7% for the three months ended March 31, 2009.  For the three months ended March 31, 2010 the Company did not capitalize any interest cost.  For the three months ended March 31, 2009, the Company capitalized interest of approximately $63,000 related to facilities and equipment under construction.  Additionally there were letters of credit outstanding relating to self-insurance programs and contract bids totaling $17.6 million as of March 31, 2010.

In December 2008 the Company entered into an interest rate swap agreement that effectively converted $50 million of the Company’s variable-rate debt to a fixed rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on September 8, 2011.  Under this agreement the Company and the issuing lender settle on a monthly basis for the difference between a fixed interest rate of 2.07% and a comparable one month LIBOR rate.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

12.      SUPPLEMENTAL CASH FLOWS INFORMATION

The Company had accounts payable for purchases of property, plant and equipment of approximately $5,434,000 as of March 31, 2010, and approximately $14,222,000 as of March 31, 2009.

13.      FAIR VALUE DISCLOSURES

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of March 31, 2010 and December 31, 2009:

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair value measurements at March 31, 2010 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$7,564	$-
Available for sale securities	783	-	-
Liabilities:
Interest rate swap	$-	$966	$-

	Fair value measurements at December 31, 2009 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,905	$-
Available for sale securities	653	-	-
Liabilities:
Interest rate swap	$-	$820	$-

The Company determines the fair value of the marketable securities that are available-for-sale through quoted market prices.  The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

At March 31, 2010 and December 31, 2009, there was $114,300,000 and $90,300,000 outstanding under the Company’s revolving credit agreement.  The fair value of these borrowings was $111,443,000 at March 31, 2010 and $88,043,000 at December 31, 2009. The fair value of these borrowings was based on quotes from the lender (level 2 inputs).  The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 10. The Company is subject to interest rate risk on the variable component of the interest rate.  The Company’s risk management objective is to lock in the interest cash outflows on a portion of the Company’s debt.  As a result, as described in Note 10, the Company entered into an interest rate swap agreement on $50 million of debt to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  The interest rate swap had a negative fair value, which is recorded in other long-term liabilities, of $966,000 at March 31, 2010 and $820,000 at December 31, 2009.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that the Company would expect to pay to terminate the swap as of the respective dates.

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

RPC, Inc. (“RPC”) provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest, Rocky Mountain and Appalachian regions, and in selected international locations.  The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells.  We continuously monitor factors that impact the level of current and expected customer activity levels, such as the price of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel.  Our financial results are affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities.

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 is incorporated herein by reference.  Since year end 2009, the Company’s near-term strategy has changed as we now believe there are additional opportunities to utilize a larger fleet of equipment in several unconventional basins in support of several customer opportunities.  We believe that a larger fleet of equipment will increase our revenues and profits as soon as the fourth quarter of 2010.  As a result, we have increased our projected 2010 capital expenditures in order to support this expansion effort.

During the first quarter of 2010, revenues increased 20.9 percent to $213.1 million compared to the same period in the prior year.  The increase in revenues resulted primarily from overall higher activity levels coupled with the inception of new customer relationships, and higher pricing for the Company’s services.  International revenues for the first quarter of 2010 improved due to increases in customer activity levels in New Zealand, Colombia, Qatar, Canada and Argentina, partially offset by decreases in Egypt, Gabon, Bolivia and Mexico.  We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of revenues as a percentage of revenues decreased approximately 1.6 percentage points in the first quarter of 2010 compared to the same period in 2009.  This decrease was due primarily to higher pricing for our services, lower direct headcount, and leverage of other direct costs over higher revenues.

RPC, INC. AND SUBSIDIARIES

Selling, general and administrative expenses as a percentage of revenues decreased by approximately 2.6 percentage points in the first quarter of 2010 compared to the same period in the prior year due to positive leverage of these costs resulting from higher revenues.

Income before income taxes increased to $22.5 million for the three months ended March 31, 2010 compared to $8.0 million in the same period of 2009 primarily because of higher revenues.  The effective tax rate for the three months ended March 31, 2010 was 40.3 percent compared to 44.0 percent in the same period of the prior year.  Diluted earnings per share increased to $0.14 for the three months ended March 31, 2010 compared to $0.05 in the same period of 2009.  Cash flows used for operating activities were $11.5 million for the three months ended March 31, 2010 compared to $66.0 million of cash flows from operating activities in the prior year due to increased working capital requirements consistent with higher revenues and business activity levels.  The notes payable to banks declined to $114.3 million as of March 31, 2010 compared to $132.5 million as of March 31, 2009.

Capital expenditures were $10.4 million during the first three months of 2010. We currently expect capital expenditures to be approximately $130 million during full year 2010.  Our capital expenditures for the remainder of 2010 will be directed towards growth opportunities, as well as capitalized maintenance costs, and equipment related to specific projects in which we have a contract with a customer.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, had been gradually increasing since about 2003 when rig count was just over 800 through the latter half of 2008 when the U.S. rig count peaked at 2,031 during the third quarter.  The global recession that began in the fourth quarter of 2007 precipitated the steepest annualized decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the second quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009.  Since June 2009, the rig count has increased by 42 percent to 1,248 early in the first quarter of 2010.  The outlook for U.S. domestic oilfield activity is a slow increase during the remainder of 2010.  The price of oil fell by 77 percent from $147 per barrel in the third quarter of 2008 to $34 early in 2009.  Since that time, the price of oil has increased by over 100 percent to approximately $80 per barrel in the first quarter of 2010.  The price of natural gas fell by 85 percent from approximately $13 per Mcf in the second quarter of 2008 to slightly below $2 per Mcf in the third quarter of 2009.  Since that time, the price of natural gas has increased to almost $6 per Mcf early in the first quarter of 2010.

Unconventional drilling activity, which requires more of RPC’s services than conventional drilling activity, accounted for 64 percent of total U.S. domestic drilling at the end of 2009.  Unconventional activity as a percentage of total oilfield activity continued to expand to 66 percent during the first quarter of 2010.

RPC, INC. AND SUBSIDIARIES

We continue to monitor the competitive environment.  Increasing activity levels and the service-intensive nature of completion activities in unconventional basins, in which we have a growing presence, have presented opportunities to improve utilization and pricing.  However, the market remains competitive, and we are concerned about the near-term weakness in the price of natural gas.   Our response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending.  We intend to closely manage the amount drawn on our credit facility over the course of 2010 as we increase our capital expenditure budget.  Based on current industry conditions, we believe that during 2010 the Company’s consolidated revenues will increase and financial performance will improve.

RESULTS OF OPERATIONS
	Three months ended March 31,
	2010	2009

Consolidated revenues [in thousands]	$213,144	$176,271
Revenues by business segment [in thousands]:
Technical	$191,403	$151,079
Support	21,741	25,192

Consolidated operating profit [in thousands]	$22,568	$8,397
Operating profit by business segment [in thousands]:
Technical	$24,958	$6,149
Support	1,910	3,706
Corporate	(3,436)	(3,180)
(Loss) gain on disposition of assets, net	(864)	1,722

Percentage cost of revenues to revenues	61%	62%
Percentage selling, general & administrative expenses to revenues	13%	16%
Percentage depreciation and amortization expense to revenues	15%	18%
Average U.S. domestic rig count	1,333	1,344
Average natural gas price (per thousand cubic feet (mcf))	$5.15	$4.52
Average oil price (per barrel)	$78.13	$43.65

RPC, INC. AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Revenues.  Revenues for the three months ended March 31, 2010 increased 20.9 percent compared to the three months ended March 31, 2009.  Domestic revenues increased 19.2 percent to $198.5 million compared to the same period in the prior year.  The increases in revenues are due primarily to higher activity levels, coupled with the expansion of customer relationships and improved pricing within our technical services segment. International revenues increased 51.2 percent to $14.6 million for the three months ended March 31, 2010 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas increased approximately 13.9 percent and the average price of oil increased 79.0 percent during the first quarter of 2010 as compared to the same period in the prior year.  The average domestic rig count during the quarter was approximately 0.8 percent lower than the same period in 2009.

The Technical Services segment revenues for the quarter increased 26.7 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to higher activity levels from customer commitments that improved our utilization coupled with some improved pricing. The Support Services segment revenues for the quarter fell by 13.7 percent compared to the same period in the prior year.  This decline was due primarily to lower pricing compared to the prior year in the rental tool service line, the largest within this segment.  Operating profit in the Technical Services segment improved due to higher revenues, improved pricing, and cost leverage.  Operating profit in the Support Services segment declined due to lower pricing for our services in this segment.

Cost of revenues. Cost of revenues increased 17.9 percent to $129.6 million for the three months ended March 31, 2010 compared to $110.0 million for the three months ended March 31, 2009.  This increase was due to the variable nature of several of these expenses. Cost of revenues, as a percentage of revenues, decreased in the first quarter of 2010 compared to the first quarter of 2009 due primarily to improved pricing within the technical services segment, lower direct headcount as compared to the prior year and leverage of direct costs over higher revenues.  These improvements were partially offset by increased materials and supplies and fuel requirements due to changes in job mix.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the three months ended March 31, 2010 increased 0.8 percent to $27.8 million compared to $27.6 million for the three months ended March 31, 2009.  However, these costs as a percent of revenues decreased during the three months ended March 31, 2010 compared to the same period in the prior year due to the higher revenue and fixed nature of several of these expenses.

Depreciation and amortization.   Depreciation and amortization totaled $32.3 million for the three months ended March 31, 2010, a 0.8 percent increase, compared to $32.0 million for the quarter ended March 31, 2009.

RPC, INC. AND SUBSIDIARIES

Loss (gain) on disposition of assets, net.  Loss (gain) on disposition of assets, net was $864 thousand for the three months ended March 31, 2010 compared to $(1.7) million for the three months ended March 31, 2009.  The loss (gain) on disposition of assets, net includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $403 thousand for the three months ended March 31, 2010 compared to $143 thousand for the same period in the prior year. Other income, net primarily includes gains and losses from investments in the non-qualified benefit plan being marked to market, settlements of various legal and insurance claims, and royalty receipts.

 Interest expense and interest income.  Interest expense was $541 thousand for the three months ended March 31, 2010 compared to $594 thousand for the quarter ended March 31, 2009.  The decrease in 2010 is due to a lower average balance on our revolving line of credit, net of interest capitalized on equipment and facilities under construction.  Interest income was $23 thousand for the three months ended March 31, 2010 and $33 thousand for the three months ended March 31, 2009.

Income tax provision. Income tax provision was $9.1 million during the three months ended March 31, 2010, compared to $3.5 million for the same period in 2009.  This increase was due to the increase in income before taxes.  The effective tax rate of 40.3 percent for the three months ended March 31, 2010 was lower than the 44.0 percent for the three months ended March 31, 2009 due primarily to changes in the relationship of annual estimates of pretax income and permanent tax differences.

RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2010 were $3.8 million.  The following table sets forth the historical cash flows for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
(In thousands)	2010	2009

Net cash (used for) provided by operating activities	$(11,454)	$66,021
Net cash used for investing activities	(8,271)	(16,904)
Net cash provided by (used for) financing activities	19,057	(49,842)

Cash (used for) provided by operating activities for the three months ended March 31, 2010 decreased by $77.5 million compared to the comparable period in the prior year.  Although net earnings increased $8.9 million for the three months ended March 31, 2010 compared to the same period of 2009, cash (used for) provided by operating activities decreased due primarily to increases in working capital in the current year compared to decreases in the prior year. The significant changes in working capital requirements in both periods primarily related to accounts receivable, consistent with the increase in revenue.

Cash used for investing activities for the three months ended March 31, 2010 decreased by $8.6 million, compared to the three months ended March 31, 2009, primarily as a result of lower capital expenditures.

Cash provided by (used for) financing activities for the three months ended March 31, 2010 increased by $68.9 million, compared to the three months ended March 31, 2009, as result of increasing notes payable to banks in the first quarter of 2010, primarily to fund working capital requirements coupled with lower dividend distributions in the first quarter of 2010.

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2010 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, cash expected to be generated from operations and our credit facility will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $200 million revolving credit facility (the “Revolving Credit Agreement”) that matures in September 2011. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $114.3 million at March 31, 2010 and approximately $17.6 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  A total of $68.1 million was available under our facility as of March 31, 2010.  Additional information regarding our Revolving Credit Agreement is included in Note 10 to our Consolidated Financial Statements included in this report. The Company expects to refinance this credit facility of a similar size, before the end of 2010.

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

Cash Requirements

The Company currently expects that capital expenditures during 2010 will be approximately $130 million, of which $10.4 million has been spent as of March 31, 2010.  We expect these expenditures for the remainder of 2010 to be primarily directed towards several growth opportunities we have identified, as well as capitalized maintenance and equipment related to specific projects in which we have a contract with a customer. The actual amount of 2010 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statutes that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  The Company did not make any contributions to the pension plan in the three months ended March 31, 2010 but did contribute $614,000 to this plan after quarter end.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 11,812,500 shares.  The Company repurchased no shares of common stock under the program during the three months ended March 31, 2010 but may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies and restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On April 27, 2010, the Board of Directors approved a $0.04 per share cash dividend payable June 10, 2010 to stockholders of record at the close of business May 10, 2010.   The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

RPC, INC. AND SUBSIDIARIES

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials used to provide services to the Company’s customers.  During the first quarter of 2010, the Company incurred higher fuel costs due to increased commodity prices compared to the same period in 2009.  Also, the Company believes that increased oilfield activity may create upward wage pressures during the second half of 2010. Finally, the costs of certain materials used to provide services to RPC’s customers remain high and may increase during 2010 if oilfield activity remains high.  The Company has attempted to mitigate these high costs by securing materials through different sources, although no assurance can be given that these efforts will mitigate these high costs.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  During the three months ended March 31, 2010, RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products totaling approximately $152,000 compared to $227,000 for the comparable period in 2009.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $81,000 for the three months ended March 31, 2010 and $176,000 for the three months ended March 31, 2009.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $16,000 for the three months ended March 31, 2010 and $24,000 for the three months ended March 31, 2009.

RPC, INC. AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes in the critical accounting policies since year-end.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our plan to continue to focus on international growth opportunities; the outlook that the US domestic oil field activity is to increase slowly during the remainder of 2010; our concern about the near term weakness and the price of natural gas; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our plan to closely monitor the amount drawn on our credit facility over the course of 2010; our belief that during 2010 our forecasted revenues will increase and financial performance will improve; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; expectations as to future payment of dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

RPC, INC. AND SUBSIDIARIES

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward looking statements.  Risk factors that could cause such future events not to occur as expected include those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, its other SEC filings and the following:  the declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, and risks of international operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of March 31, 2010, there are outstanding interest-bearing advances of $114.3 million on our credit facility which bear interest at a floating rate.  In December 2008 we entered into a $50 million interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the Revolving Credit Agreement to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes.  Under this agreement, the Company and the issuing lender settle each month for the difference between a fixed interest rate of 2.07% and a comparable one month variable-rate interest paid to the syndicate of lenders under our Revolving Credit Agreement on the same notional amount, excluding the margin. The swap agreement terminates on September 8, 2011.  As of March 31, 2010 the interest rate swap had a negative fair value of $966,000 and is reflected in other long-term liabilities on the balance sheet.  An increase in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $283,000.  A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $1,670,000.  A change in interest rates will have no impact on the interest expense associated with the $50,000,000 of borrowings under the Revolving Credit Agreement that are subject to the interest rate swap.  A change in the interest rate of one percent on the remaining outstanding balance of the credit facility at March 31, 2010 not subject to the interest rate swap would cause a change of $643,000 in total annual interest costs.

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

As of the end of the period covered by this report, March 31, 2010 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A.  RISK FACTORS

See risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the first quarter of 2010 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

Month #1
January 1, 2010 to January 31, 2010	103,095	(2)	$11.84	-	2,807,265

Month #2
February 1, 2010 to February 28, 2010	4,298	(2)	11.31	-	2,807,265

Month #3
March 1, 2010 to March 31, 2010	-		-	-	2,807,265

Totals	107,393		$11.82	-	2,807,265

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

ITEM 4.  (REMOVED AND RESERVED)

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

RPC, INC.

/s/ Richard A. Hubbell
Date: May 7, 2010	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 7, 2010	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)