Form 10-Q
period 2010-06-30
RPC INC
filed 2010-08-06
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of July 29, 2010, RPC, Inc. had 98,738,099 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(In thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS		(Note 1)

Cash and cash equivalents	$3,683	$4,489
Accounts receivable, net	218,329	130,619
Inventories	57,597	55,783
Deferred income taxes	5,808	4,894
Income taxes receivable	486	18,184
Prepaid expenses and other current assets	4,287	5,485
Total current assets	290,190	219,454
Property, plant and equipment, net	386,312	396,222
Goodwill	24,093	24,093
Other assets	9,580	9,274
Total assets	$710,175	$649,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$59,541	$49,882
Accrued payroll and related expenses	15,524	10,708
Accrued insurance expenses	4,601	4,315
Accrued state, local and other taxes	3,569	2,001
Income taxes payable	4,542	647
Other accrued expenses	203	220
Total current liabilities	87,980	67,773
Long-term accrued insurance expenses	8,351	8,597
Notes payable to banks	100,850	90,300
Long-term pension liabilities	14,930	14,647
Other long-term liabilities	1,796	1,838
Deferred income taxes	48,001	56,165
Total liabilities	261,908	239,320
Common stock	9,876	9,836
Capital in excess of par value	8,911	7,638
Retained earnings	438,190	401,055
Accumulated other comprehensive loss	(8,710)	(8,806)
Total stockholders’ equity	448,267	409,723
Total liabilities and stockholders’ equity	$710,175	$649,043

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues	$252,896	$127,018	$466,040	$303,289
Cost of revenues	139,478	91,080	269,092	201,050
Selling, general and administrative expenses	29,478	23,372	57,315	50,978
Depreciation and amortization	33,384	32,376	65,645	64,396
Gain on disposition of assets, net	(1,533)	(312)	(669)	(2,034)
Operating profit (loss)	52,089	(19,498)	74,657	(11,101)
Interest expense	(502)	(527)	(1,043)	(1,121)
Interest income	9	52	32	85
Other (expense) income, net	(288)	608	115	751
Income (loss) before income taxes	51,308	(19,365)	73,761	(11,386)
Income tax provision (benefit)	19,706	(7,741)	28,759	(4,228)
Net income (loss)	$31,602	$(11,624)	$45,002	$(7,158)

Earnings (loss) per share
Basic	$0.33	$(0.12)	$0.47	$(0.07)
Diluted	$0.32	$(0.12)	$0.46	$(0.07)

Dividends per share	$0.04	$0.07	$0.08	$0.14

Average shares outstanding
Basic	96,660	96,317	96,596	96,247
Diluted	97,417	96,317	97,482	96,247

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(In thousands)
(Unaudited)

						Accumulated
				Capital in		Other
	Comprehensive	Common Stock		Excess of	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2009		98,364	$9,836	$7,638	$401,055	$(8,806)	$409,723
Stock issued for stock incentive plans, net		534	53	2,307	—	—	2,360
Stock purchased and retired		(136)	(13)	(1,630)	—	—	(1,643)
Net income	$45,002	—	—	—	45,002	—	45,002
Pension adjustment, net of taxes	26	—	—	—	—	26	26
Change in cash flow hedge, net of taxes	(43)	—	—	—	—	(43)	(43)
Foreign currency translation, net of taxes	(59)	—	—	—	—	(59)	(59)
Unrealized gain on securities, net of taxes	172	—	—	—	—	172	172
Comprehensive income	$45,098
Dividends declared		—	—	—	(7,867)	—	(7,867)
Excess tax benefits for share-based payments		—	—	596	—	—	596
Balance, June 30, 2010		98,762	$9,876	$8,911	$438,190	$(8,710)	$448,267

The accompanying notes are an integral part of this consolidated financial statement.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$45,002	$(7,158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	65,607	64,378
Stock-based compensation expense	2,642	2,088
Gain on disposition of assets, net	(669)	(2,034)
Deferred income tax benefit	(9,424)	(4,376)
Excess tax benefits for share-based payments	(596)	(1,324)
Changes in current assets and liabilities:
Accounts receivable	(87,775)	89,241
Income taxes receivable	18,294	(1,449)
Inventories	(1,845)	(4,204)
Prepaid expenses and other current assets	1,491	4,239
Accounts payable	4,929	(23,221)
Income taxes payable	3,895	(2,432)
Accrued payroll and related expenses	4,816	(10,736)
Accrued insurance expenses	286	106
Accrued state, local and other taxes	1,568	604
Other accrued expenses	(23)	(88)
Changes in working capital	(54,364)	52,060
Changes in other assets and liabilities:
Pension liabilities	268	2,566
Accrued insurance expenses	(246)	610
Other non-current assets	(307)	(1,525)
Other non-current liabilities	(109)	(1,755)
Net cash provided by operating activities	47,804	103,530

INVESTING ACTIVITIES
Capital expenditures	(56,843)	(43,214)
Proceeds from sale of assets	6,533	4,170
Net cash used for investing activities	(50,310)	(39,044)

FINANCING ACTIVITIES
Payment of dividends	(7,867)	(13,610)
Borrowings from notes payable to banks	173,750	146,850
Repayments of notes payable to banks	(163,200)	(197,750)
Excess tax benefits for share-based payments	596	1,324
Cash paid for common stock purchased and retired	(1,643)	(1,628)
Proceeds received upon exercise of stock options	64	103
Net cash provided by (used for) financing activities	1,700	(64,711)

Net decrease in cash and cash equivalents	(806)	(225)
Cash and cash equivalents at beginning of period	4,489	3,037
Cash and cash equivalents at end of period	$3,683	$2,812

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidation” and Rule 3A-02(a) of Regulation S-X. In accordance with ASC Topic 810 and Rule 3A-02 (a) of Regulation S-X, the Company’s policy is to consolidate all subsidiaries and investees where it has voting control. The Company does not have any material subsidiaries or investees where it has less than a 100% equity interest or less than 100% voting control, nor does it have any material interest in other investees, joint ventures, or other variable interest entities that require consolidation under ASC Topic 810.

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The Financial Accounting Standards Board (FASB) recently issued the following Accounting Standards Updates (ASU).

Recently Adopted Accounting Pronouncements:

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
1.	the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfer be disclosed separately and
2.	in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements.
3.	judgment in determining the appropriate classes of assets and liabilities when reporting fair value measurements for each class
4.	disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
The Company complied with these disclosure requirements in its annual report on Form 10-K for the year ended December 31, 2009 and plans to provide the disclosures on an interim basis as necessary.  Adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted:

●           ASU 2010-13, Compensation – Stock Compensation (Topic 718):  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  The amendments to the Codification in this ASU provide guidance on share-based payment awards to employees with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trade.  The ASU states that if such awards meet all the criteria for equity should be classified as such and not liability based solely on the currency it is denominated in. The amendments are effective beginning in 2011 with adoption required in the first quarter of that year. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

4.	EARNINGS PER SHARE

FASB ASC Topic 260 “Earnings Per Share-Overall,” requires a basic earnings per share and diluted earnings per share presentation. Certain amendments to ASC 260-10 require that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, be considered participating securities and included in the calculation of its basic earnings per share.

The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share data )	2010	2009	2010	2009
Net income (loss) available for stockholders:	$31,602	$(11,624)	$45,002	$(7,158)
Less: Dividends paid
Common stock	(3,865)	(6,669)	(7,730)	(13,322)
Restricted shares of common stock	(66)	(137)	(137)	(288)
Undistributed earnings (loss)	$27,671	$(18,430)	$37,135	$(20,768)

Allocation of undistributed earnings (loss):
Common stock	$27,091	$(18,045)	$36,357	$(20,334)
Restricted shares of common stock	580	(385)	778	(434)

Basic shares outstanding:
Common stock	94,541	94,227	94,459	94,185
Restricted shares of common stock	2,119	2,090	2,137	2,062
	96,660	96,317	96,596	96,247
Diluted shares outstanding:
Common stock	94,541	94,227	94,459	94,185
Dilutive effect of options	757	-	886	-
	95,298	94,227	95,345	94,185
Restricted shares of common stock	2,119	2,090	2,137	2,062
	97,417	96,317	97,482	96,247
Basic earnings per share:
Common stock:
Distributed earnings	$0.04	$0.07	$0.08	$0.14
Undistributed earnings (loss)	0.29	(0.19)	0.39	(0.21)
	$0.33	$(0.12)	$0.47	$(0.07)
Restricted shares of common stock:
Distributed earnings	$0.03	$0.07	$0.06	$0.14
Undistributed earnings (loss)	0.27	(0.18)	0.36	(0.21)
	$0.30	$(0.11)	$0.42	$(0.07)
Diluted earnings (loss) per share:
Common Stock:
Distributed earnings	$0.04	$0.07	$0.08	$0.14
Undistributed earnings (loss)	0.28	(0.19)	0.38	(0.21)
	$0.32	$(0.12)	$0.46	$(0.07)

5.	COMPREHENSIVE INCOME

The components of comprehensive income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2010	2009	2010	2009
Net income (loss) as reported	$31,602	$(11,624)	$45,002	$(7,158)
Pension adjustment, net of taxes	26	245	26	554
Change in cash flow hedge, net of taxes	50	243	(43)	129
Foreign currency translation, net of taxes	(161)	161	(59)	(3)
Unrealized gain (loss) on securities, net of taxes	90	66	172	(4)
Comprehensive income (loss)	$31,607	$(10,909)	$45,098	$(6,482)

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	STOCK-BASED COMPENSATION

The Company reserved 5,062,500 shares of common stock under its 2004 Stock Incentive Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of June 30, 2010, there were approximately 1,720,000 shares available for grants.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Pre-tax expense	$1,401	$1,073	$2,642	$2,088

After tax expense	890	681	1,678	1,326

Stock Options

Transactions involving RPC’s stock options for the six months ended June 30, 2010 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	860,728	$3.39	2.25 years
Granted	-	-	N/A
Exercised	(26,494)	3.08	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding and exercisable at June 30, 2010	834,234	$3.40	1.76 years	$8,551,000

The total intrinsic value of stock options exercised was approximately $250,000 during the six months ended June 30, 2010 and approximately $1,376,000 during the six months ended June 30, 2009.  There were no recognized excess tax benefits associated with the exercise of stock options during the six months ended June 30, 2010, since all of the stock options exercised in 2010 were incentive stock options which do not generate tax deductions for the Company.  Tax benefits related to non-qualified stock options exercised totaled $329,000 during the six months ended June 30, 2009 and were credited to capital in excess of par value and are classified as financing cash flows.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2010:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2010	1,982,116	$10.88
Granted	566,000	12.31
Vested	(419,264)	10.87
Forfeited	(58,720)	10.79
Non-vested shares at June 30, 2010	2,070,132	$11.27

The total fair value of shares vested during the six months ended June 30, 2010 was approximately $5,067,000 and during the six months ended June 30, 2009 was approximately $3,682,000.  Tax benefits for compensation tax deductions in excess of compensation expense totaled approximately $596,000 for the six months ended June 30, 2010 and $995,000 for the six months ended June 30, 2009 and were credited to capital in excess of par value and are classified as financing cash flows.

Other Information

As of June 30, 2010, total unrecognized compensation cost related to non-vested restricted shares was approximately $23,079,000 which is expected to be recognized over a weighted-average period of 4.1 years.  As of June 30, 2010, all of the compensation cost related to stock options has been recognized.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
(in thousands)

Revenues:
Technical Services	$225,538	$109,987	$416,941	$261,066
Support Services	27,358	17,031	49,099	42,223
Total revenues	$252,896	$127,018	$466,040	$303,289
Operating profit (loss):
Technical Services	$46,343	$(15,212)	$71,301	$(9,064)
Support Services	6,639	(1,616)	8,549	2,090
Corporate	(2,426)	(2,982)	(5,862)	(6,161)
Gain on disposition of assets, net	1,533	312	669	2,034
Total operating profit (loss)	$52,089	$(19,498)	$74,657	$(11,101)
Interest expense	(502)	(527)	(1,043)	(1,121)
Interest income	9	52	32	85
Other (expense) income, net	(288)	608	115	751
Income (loss) before income taxes	$51,308	$(19,365)	$73,761	$(11,386)

Six months ended June 30, 2010	Technical Services	Support Services	Corporate	Total
(in thousands)

Identifiable assets at June 30, 2010	$529,188	$147,956	$33,031	$710,175

Capital expenditures	48,316	7,828	699	56,843

Depreciation and amortization	52,027	13,506	112	65,645

8.	INVENTORIES

Inventories of $57,597,000 at June 30, 2010 and $55,783,000 at December 31, 2009 consist of raw materials, parts and supplies.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009

Service cost	$-	$-	$-	$-
Interest cost	473	484	946	969
Expected return on plan assets	(422)	(380)	(844)	(760)
Amortization of net losses	102	385	204	769
Net periodic benefit cost	$153	$489	$206	$978

The Company contributed $614,000 to the plan during the six months ended June 30, 2010.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $7,577,000 as of June 30, 2010 and $5,632,000 as of June 30, 2009.  The SERP assets are reported in other assets on the balance sheet and changes related to the fair value of these assets are recorded in the consolidated statement of operations as part of other (expense) income, net. Trading gains (losses) related to the SERP assets totaled approximately $(54,000) for the six months ended June 30, 2010 and approximately $472,000 for the six months ended June 30, 2009.  The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the liabilities recorded as compensation cost in the statement of operations.

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

At June 30, 2010, the Company had outstanding borrowings of $100,850,000 under the Revolving Credit Agreement.  Interest incurred on the credit facility was $584,000 and $1,122,000 during the three and six months ended June 30, 2010, and $598,000 and $1,255,000 during the three and six months ended June 30, 2009.  The weighted average interest rate was 2.0% for the three and six months ended June 30, 2010, and 1.9% and 1.8% for the three and six months ended June 30, 2009.  For the six months ended June 30, 2010 and June 30, 2009 the Company capitalized interest of approximately $83,000 and $123,000 related to facilities and equipment under construction.  Additionally there were letters of credit outstanding relating to self-insurance programs and contract bids totaling $17.6 million as of June 30, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	SUPPLEMENTAL CASH FLOWS INFORMATION

The Company had accounts payable for purchases of property, plant and equipment of approximately $8,462,000 as of June 30, 2010, and approximately $7,441,000 as of June 30, 2009.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of June 30, 2010 and December 31, 2009:

	Fair value measurements at June 30, 2010 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$7,577	$-
Available for sale securities	923	-	-
Liabilities:
Interest rate swap	$-	$887	$-

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair value measurements at December 31, 2009 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,905	$-
Available for sale securities	653	-	-
Liabilities:
Interest rate swap	$-	$820	$-

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

The outstanding balance on the Revolving Credit Agreement was $100,850,000 at June 30, 2010 and $90,300,000 at December 31, 2009.  The fair value of these borrowings was $98,329,000 at June 30, 2010 and $88,043,000 at December 31, 2009. The fair value of these borrowings was based on quotes from the lender (level 2 inputs).  The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 10. The Company is subject to interest rate risk on the variable component of the interest rate.  The Company’s risk management objective is to lock in the interest cash outflows on a portion of the Company’s debt.  As a result, as described in Note 10, the Company entered into an interest rate swap agreement on $50 million of debt to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  The interest rate swap had a negative fair value, which is recorded in other long-term liabilities, of $887,000 at June 30, 2010 and $820,000 at December 31, 2009.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that the Company would expect to pay to terminate the swap as of the respective dates.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 is incorporated herein by reference.  Since year end 2009, the Company’s near-term strategy has changed as we now believe there are additional opportunities to utilize a larger fleet of equipment in several unconventional basins in support of several customer opportunities.  We believe that a larger fleet of equipment will increase our revenues and profits as soon as the fourth quarter of 2010.  As a result, we have increased our 2010 capital expenditures in order to support this expansion effort.

During the second quarter of 2010, revenues increased 99.1 percent to $252.9 million compared to the same period in the prior year.  The increase in revenues resulted primarily from higher activity levels, the expansion of customer relationships, and improved pricing within our technical services segment.  International revenues for the second quarter of 2010 improved due to increases in customer activity levels in New Zealand, Canada, Qatar and Colombia, partially offset by decreases in Egypt, Australia and Cameroon.  We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of revenues as a percentage of revenues decreased approximately 16.5 percentage points in the second quarter of 2010 compared to the same period in 2009.  This decrease was due primarily to improved pricing for our services, the growing service intensity of much of our pressure pumping work, improved procurement of our raw materials, and leverage of other direct costs over higher revenues.

RPC, INC. AND SUBSIDIARIES

Selling, general and administrative expenses as a percentage of revenues decreased by approximately 6.7 percentage points in the second quarter of 2010 compared to the same period in the prior year due to positive leverage of these costs resulting from higher revenues.

Income before income taxes increased to $51.3 million for the three months ended June 30, 2010 compared to a loss of $19.4 million in the same period of 2009 primarily because of higher revenues.  The effective tax rate for the three months ended June 30, 2010 was 38.4 percent compared to 40.0 percent in the same period of the prior year.  Diluted earnings per share increased to $0.32 for the three months ended June 30, 2010 compared to diluted loss per share of $0.12 in the same period of 2009.  Cash flows from operating activities were $47.8 million for the three months ended June 30, 2010 compared to $103.5 million in the same period of 2009 due to increased working capital requirements consistent with higher revenues and business activity levels.  The notes payable to banks declined to $100.9 million as of June 30, 2010 compared to $123.6 million as of June 30, 2009.

Capital expenditures were $56.8 million during the first six months of 2010. We currently expect capital expenditures to be approximately $210 million during full year 2010.  Our capital expenditures for the remainder of 2010 will be directed towards growth opportunities, as well as capitalized maintenance costs, and equipment related to specific projects in which we have a contract with a customer.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, had been gradually increasing since about 2003 when rig count was just over 800 through the latter half of 2008 when the U.S. rig count peaked at 2,031 during the third quarter.  The global recession that began in the fourth quarter of 2007 precipitated the steepest annualized decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the second quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009.  Since June 2009, the rig count has increased by 81 percent to 1,585 early in the third quarter of 2010.  The outlook for U.S. domestic oilfield activity remains positive for the remainder of 2010.  The price of oil fell by 77 percent from $147 per barrel in the third quarter of 2008 to $34 early in 2009.  Since that time, the price of oil has increased by over 100 percent to approximately $79 per barrel in the third quarter of 2010.  The price of natural gas fell by 85 percent from approximately $13 per Mcf in the second quarter of 2008 to slightly below $2 per Mcf in the third quarter of 2009.  Since that time, the price of natural gas has increased to almost $5 per Mcf early in the third quarter of 2010.

Unconventional drilling activity, which requires more of RPC’s services than conventional drilling activity, accounted for 64 percent of total U.S. domestic drilling at the end of 2009.  Unconventional activity as a percentage of total oilfield activity continued to expand to 69 percent during the second quarter of 2010.

The disaster that occurred in the Gulf of Mexico in April did not materially impact our financial results during the second quarter because our exposure to this region, especially in deep water operations, is minimal.  However, we are closely monitoring regulatory changes in order to comply with any new standards which could impact our operations.  In addition, we are observing our customers’ activities and other indicators in our operating environment.  The incident in the Gulf of Mexico has not diminished our confidence in the long-term prospects for the oilfield services business in the U.S. domestic market.

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

RESULTS OF OPERATIONS
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Consolidated revenues [in thousands]	$252,896	$127,018	$466,040	$303,289
Revenues by business segment [in thousands]:
Technical	$225,538	$109,987	$416,941	$261,066
Support	27,358	17,031	49,099	42,223

Consolidated operating profit (loss) [in thousands]	$52,089	$(19,498)	$74,657	$(11,101)

Operating profit (loss) by business segment [in thousands]:
Technical	$46,343	$(15,212)	$71,301	$(9,064)
Support	6,639	(1,616)	8,549	2,090
Corporate	(2,426)	(2,983)	(5,862)	(6,161)
Gain on disposition of assets, net	1,533	312	669	2,034

Percentage cost of revenues to revenues	55.2%	71.7%	57.7%	66.3%
Percentage selling, general & administrative expenses to revenues	11.7%	18.4%	12.3%	16.8%
Percentage depreciation and amortization expense to revenues	13.2%	25.5%	14.1%	21.2%
Average U.S. domestic rig count	1,506	934	1,420	1,139
Average natural gas price (per thousand cubic feet (mcf))	$4.29	$3.69	$4.72	$4.10
Average oil price (per barrel)	$77.95	$60.06	$78.04	$51.85

RPC, INC. AND SUBSIDIARIES

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

Revenues.  Revenues for the three months ended June 30, 2010 increased 99.1 percent compared to the three months ended June 30, 2009.  Domestic revenues increased 100.0 percent to $237.2 million compared to the same period in the prior year.  The increases in revenues are due primarily to higher activity levels, coupled with the expansion of customer relationships and improved pricing within our technical services segment. International revenues increased 81.8 percent to $15.7 million for the three months ended June 30, 2010 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas increased approximately 16.3 percent and the average price of oil increased 29.8 percent during the second quarter of 2010 as compared to the same period in the prior year.  The average domestic rig count during the quarter was approximately 61.2 percent higher than the same period in 2009.

The Technical Services segment revenues for the quarter increased 105.1 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to higher activity levels from customer commitments that improved our utilization coupled with improved pricing. The Support Services segment revenues for the quarter increased by 60.6 percent compared to the same period in the prior year.  This increase was due primarily to higher activity levels in this segment.  Operating profit in the Technical Services segment improved due to higher revenues, improved pricing, and cost leverage.  Operating profit in the Support Services segment improved due to higher revenues and cost leverage in this segment.

Cost of revenues. Cost of revenues increased 53.1 percent to $139.5 million for the three months ended June 30, 2010 compared to $91.1 million for the three months ended June 30, 2009.  This increase was due to the variable nature of several of these expenses. Cost of revenues, as a percentage of revenues, decreased in the second quarter of 2010 compared to the second quarter of 2009 due primarily to improved pricing for our services, the growing service intensity of much of our pressure pumping work, improved procurement of our raw materials and leverage of direct costs over higher revenues.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the three months ended June 30, 2010 increased 26.1 percent to $29.5 million compared to $23.4 million for the three months ended June 30, 2009.  This increase was primarily due to increases in total employment costs, including increased incentive compensation consistent with improved operating results.  However, these costs as a percent of revenues decreased during the three months ended June 30, 2010 compared to the same period in the prior year due to the higher revenues and fixed nature of several of these expenses.

RPC, INC. AND SUBSIDIARIES

Depreciation and amortization.   Depreciation and amortization totaled $33.4 million for the three months ended June 30, 2010, a 3.1 percent increase, compared to $32.4 million for the quarter ended June 30, 2009.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $1.5 million for the three months ended June 30, 2010 compared to $312 thousand for the three months ended June 30, 2009.  The gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other (expense) income, net was $(288) thousand for the three months ended June 30, 2010 compared to $608 thousand for the same period in the prior year. Other income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan, settlements of various legal and insurance claims, and royalty receipts.

 Interest expense and interest income.  Interest expense was $502 thousand for the three months ended June 30, 2010 compared to $527 thousand for the quarter ended June 30, 2009.  The decrease in 2010 is due to a lower average balance on our revolving credit facility, net of interest capitalized on equipment and facilities under construction.  Interest income was $9 thousand for the three months ended June 30, 2010 and $52 thousand for the three months ended June 30, 2009.

Income tax provision (benefit). Income tax provision (benefit) was $19.7 million during the three months ended June 30, 2010, compared to $(7.7) million for the same period in 2009.  This increase was due to the increase in income before taxes.  The effective tax rate of 38.4 percent for the three months ended June 30, 2010 was lower than the 40.0 percent for the three months ended June 30, 2009 due primarily to changes in the relationship of annual estimates of pretax income and permanent tax differences.

RPC, INC. AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

Revenues.  Revenues for the six months ended June 30, 2010 increased 53.7 percent compared to the six months ended June 30, 2009.  Domestic revenues increased 52.9 percent to $435.7 million compared to the same period in the prior year.  The increases in revenues are due primarily to higher activity levels, coupled with the expansion of customer relationships and improved pricing within our technical services segment. International revenues increased 65.7 percent to $30.3 million for the six months ended June 30, 2010 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas increased approximately 15.1 percent and the average price of oil increased 50.5 percent during the six months ended June 30, 2010 as compared to the same period in the prior year.  The average domestic rig count during the six months ended June 30, 2010 was approximately 24.7 percent higher than the same period in 2009.

The Technical Services segment revenues for the six months ended June 30, 2010 increased 59.7 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to higher activity levels from customer commitments that improved our utilization coupled with improved pricing. The Support Services segment revenues for the six months ended June 30, 2010 increased by 16.3 percent compared to the same period in the prior year.  This increase was due primarily to higher activity levels in this segment.  Operating profit in the Technical Services segment improved due to higher revenues, improved pricing, and cost leverage.  Operating profit in the Support Services segment improved due to higher revenues and cost leverage in this segment.

Cost of revenues. Cost of revenues increased 33.8 percent to $269.1 million for the six months ended June 30, 2010 compared to $201.1 million for the same period in the prior year.  This increase was due to the variable nature of several of these expenses. Cost of revenues, as a percentage of revenues, decreased in the first six months of 2010 compared to the first six months of 2009 due primarily to improved pricing for our services, the growing service intensity of much of our pressure pumping work, improved procurement of our raw materials and leverage of direct costs over higher revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2010 increased 12.4 percent to $57.3 million compared to $51.0 million for the same period in the prior year.  This increase was primarily due to increases in total employment costs, including increased incentive compensation consistent with improved operating results.  However, these costs as a percent of revenues decreased during the six months ended June 30, 2010 compared to the same period in the prior year due to the higher revenue and fixed nature of several of these expenses.

Depreciation and amortization. Depreciation and amortization totaled $65.6 million for the six months ended June 30, 2010, a 1.9 percent increase, compared to $64.4 million for the six months ended June 30, 2009.

RPC, INC. AND SUBSIDIARIES

Gain on disposition of assets, net. Gain on disposition of assets, net was $669 thousand for the six months ended June 30, 2010 compared to $2.0 million for the six months ended June 30, 2009.  The gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $115 thousand for the six months ended June 30, 2010 compared to $751 thousand for the same period in the prior year. Other income, net primarily includes mark to market gains and losses of investments in the SERP, settlements of various legal and insurance claims, and royalty receipts.

 Interest expense and interest income. Interest expense was $1.0 million for the six months ended June 30, 2010 compared to $1.1 million for the same period in the prior year.  The decrease in 2010 is due to a lower average balance on our revolving line of credit, net of interest capitalized on equipment and facilities under construction.  Interest income was $32 thousand for the six months ended June 30, 2010 and $85 thousand for the six months ended June 30, 2009.

Income tax provision (benefit). Income tax provision (benefit) was $28.8 million during the six months ended June 30, 2010, compared to $(4.2) million for the same period in 2009.  This increase was due to the increase in income before taxes.  The effective tax rate of 39.0 percent for the six months ended June 30, 2010 was higher than the 37.1 percent for the six months ended June 30, 2009 due primarily to changes in the relationship of annual estimates of pretax income and permanent tax differences.

RPC, INC. AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2010 were $3.7 million.  The following table sets forth the historical cash flows for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
(In thousands)	2010	2009

Net cash provided by operating activities	$47,804	$103,530
Net cash used for investing activities	(50,310)	(39,044)
Net cash provided by (used for) financing activities	1,700	(64,711)

Cash provided by operating activities for the six months ended June 30, 2010 decreased by $55.7 million compared to the comparable period in the prior year.  Although net earnings increased $52.2 million for the six months ended June 30, 2010 compared to the same period of 2009, cash provided by operating activities decreased due primarily to increases in working capital requirements in the current year compared to decreases in the prior year. The significant changes in working capital requirements in both periods primarily related to accounts receivable, corresponding to the changes in revenues.

Cash used for investing activities for the six months ended June 30, 2010 increased by $11.3 million, compared to the six months ended June 30, 2009, primarily as a result of higher capital expenditures.

Cash provided by (used for) financing activities for the six months ended June 30, 2010 increased by $66.4 million, compared to the six months ended June 30, 2009, as result of increasing the balance of notes payable to banks in the first six months of 2010, primarily to fund working capital requirements coupled with lower dividend distributions in the six months ended June 30, 2010 compared to the prior year.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2010 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, cash expected to be generated from operations and proceeds from a refinanced and expanded credit facility that we believe will be in place by the end of the third quarter will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $200 million revolving credit facility (the “Revolving Credit Agreement”) that matures in September 2011. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $100.9 million at June 30, 2010 and approximately $17.6 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  A total of $81.5 million was available under our facility as of June 30, 2010.  Additional information regarding our Revolving Credit Agreement is included in Note 10 to our Consolidated Financial Statements included in this report. The Company expects to refinance and increase the size of our credit facility.

RPC, INC. AND SUBSIDIARIES

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position, including access to borrowings under our refinanced and expanded credit facility that we believe will be in place by the end of the third quarter. The expected amount of cash to be provided by operations.  We believe our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels.  In addition, the Company’s decisions about the amount of cash to be used for investing and financing activities may also be influenced by the financial covenants in our credit facility.

Cash Requirements

The Company currently expects that capital expenditures during 2010 will be approximately $210 million, of which $56.8 million has been spent as of June 30, 2010.  We expect these expenditures for the remainder of 2010 to be primarily directed towards several growth opportunities we have identified, as well as capitalized maintenance and equipment related to specific projects in which we have a contract with a customer. The actual amount of 2010 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statutes that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  In the second quarter of 2010, the Company contributed $614,000 to the pension plan.  The Company does not currently expect to make any additional contributions to this plan during the remainder of 2010.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 11,812,500 shares.  The Company repurchased no shares of common stock under the program during the six months ended June 30, 2010 but may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies and restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On July 27, 2010, the Board of Directors approved a $0.06 per share cash dividend payable September 10, 2010 to stockholders of record at the close of business August 10, 2010.   The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

RPC, INC. AND SUBSIDIARIES

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials used to provide services to the Company’s customers.  During the first six months of 2010, the Company incurred higher fuel costs due to increased commodity prices compared to the same period in 2009.  Also, the Company believes that it will be subject to upward wage pressures during the second half of 2010. Finally, the costs of certain materials used to provide services to RPC’s customers remain high and may increase during the remainder of 2010 if oilfield activity remains strong.  The Company has attempted to mitigate the risk of cost increases by securing materials through different sources, although no assurance can be given that these efforts will be successful.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc., RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  During the six months ended June 30, 2010, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling approximately $326,000 and $379,000 for the comparable period in 2009.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $211,000 for the six months ended June 30, 2010 and $298,000 for the six months ended June 30, 2009.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $47,000 for the six months ended June 30, 2010 and $45,000 for the six months ended June 30, 2009.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our plan to continue to focus on international growth opportunities; the outlook that the US domestic oil field activity is to increase slowly during the remainder of 2010; our concern about the near term weakness in the price of natural gas; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our plan to closely monitor the amount drawn on our credit facility over the course of 2010; our belief that during 2010 our forecasted revenues will increase and financial performance will improve; our expectation that we will refinance our credit facility before the end of 2010; our belief that there are additional opportunities to utilize a larger fleet of equipment and that a larger fleet will increase our revenues and profits as soon as the fourth quarter of 2010; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; expectations as to future payment of dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

RPC, INC. AND SUBSIDIARIES

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward looking statements.  Risk factors that could cause such future events not to occur as expected include those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, its other SEC filings and the following:  the declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, the potential impact of the oil spill in the Gulf of Mexico on the regulation of offshore oil and gas exploration and development, and risks of international operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of June 30, 2010, there are outstanding interest-bearing advances of $100.9 million on our credit facility which bear interest at a floating rate.  In December 2008 we entered into a $50 million interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the Revolving Credit Agreement to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes.  Under this agreement, the Company and the issuing lender settle each month for the difference between a fixed interest rate of 2.07% and a comparable one month variable-rate interest paid to the syndicate of lenders under our Revolving Credit Agreement on the same notional amount, excluding the margin. The swap agreement terminates on September 8, 2011.  As of June 30, 2010 the interest rate swap had a negative fair value of $887,000 and is reflected in other long-term liabilities on the balance sheet.  An increase in interest rates of one half of one percent would result in the interest rate swap having a negative fair value of approximately $607,000.  A decrease in interest rates of one half of one percent would result in the interest rate swap having a negative fair value of approximately $1,174,000.  A change in interest rates will have no impact on the interest expense associated with the $50,000,000 of borrowings under the Revolving Credit Agreement that are subject to the interest rate swap.  A change in the interest rate of one percent on the remaining outstanding balance of the credit facility at June 30, 2010 not subject to the interest rate swap would cause a change of $509,000 in total annual interest costs.

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

As of the end of the period covered by this report, June 30, 2010 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the second quarter of 2010 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
April 1, 2010 to April 30, 2010	30,297	(2)	$12.91	-	2,807,265

Month #2
May 1, 2010 to May 31, 2010	-		-	-	2,807,265

Month #3
June 1, 2010 to June 30, 2010	-		-	-	2,807,265

Totals	30,297		$12.91	-	2,807,265

(1)	The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 11,812,500 shares in the open market. Currently the program does not have a predetermined expiration date.

(2)	Consists of shares repurchased by the Company in connection with option exercises and taxes related to vesting of restricted shares.

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

RPC, INC.
/s/ Richard A. Hubbell
Date: August 6, 2010	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: August 6, 2010	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)