Form 10-Q
period 2010-09-30
RPC INC
filed 2010-11-04
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, RPC, Inc. had 98,764,369 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(In thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS		(Note 1)

Cash and cash equivalents	$3,234	$4,489
Accounts receivable, net	279,990	130,619
Inventories	61,888	55,783
Deferred income taxes	6,819	4,894
Income taxes receivable	788	18,184
Prepaid expenses and other current assets	4,021	5,485
Total current assets	356,740	219,454
Property, plant and equipment, net	410,265	396,222
Goodwill	24,093	24,093
Other assets	11,767	9,274
Total assets	$802,865	$649,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$78,321	$49,882
Accrued payroll and related expenses	22,511	10,708
Accrued insurance expenses	5,153	4,315
Accrued state, local and other taxes	4,941	2,001
Income taxes payable	13,794	647
Other accrued expenses	1,020	220
Total current liabilities	125,740	67,773
Long-term accrued insurance expenses	8,524	8,597
Notes payable to banks	108,300	90,300
Long-term pension liabilities	15,303	14,647
Other long-term liabilities	1,749	1,838
Deferred income taxes	53,009	56,165
Total liabilities	312,625	239,320
Common stock	9,876	9,836
Capital in excess of par value	10,235	7,638
Retained earnings	478,560	401,055
Accumulated other comprehensive loss	(8,431)	(8,806)
Total stockholders’ equity	490,240	409,723
Total liabilities and stockholders’ equity	$802,865	$649,043

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues	$302,200	$132,159	$768,240	$435,448
Cost of revenues	162,529	90,442	431,621	291,492
Selling, general and administrative expenses	33,095	22,843	90,410	73,821
Depreciation and amortization	33,091	33,289	98,736	97,685
(Gain) loss on disposition of assets, net	(905)	492	(1,574)	(1,542)
Operating profit (loss)	74,390	(14,907)	149,047	(26,008)
Interest expense	(707)	(533)	(1,750)	(1,654)
Interest income	14	41	46	126
Other income, net	441	602	556	1,353
Income (loss) before income taxes	74,138	(14,797)	147,899	(26,183)
Income tax provision (benefit)	27,869	(4,412)	56,628	(8,640)
Net income (loss)	$46,269	$(10,385)	$91,271	$(17,543)

Earnings (loss) per share
Basic	$0.48	$(0.11)	$0.94	$(0.18)
Diluted	$0.47	$(0.11)	$0.93	$(0.18)

Dividends per share	$0.06	$0.04	$0.14	$0.18

Average shares outstanding
Basic	96,707	96,352	96,633	96,282
Diluted	97,838	96,352	97,641	96,282

PRO FORMA BASIS
(AS ADJUSTED FOR 3-FOR-2 STOCK SPLIT TO BE
EFFECTIVE DECEMBER 10, 2010)
Earnings (loss) per share
Basic	$0.32	$(0.07)	$0.63	$(0.12)
Diluted	$0.32	$(0.07)	$0.62	$(0.12)

Dividends per share	$0.04	$0.03	$0.09	$0.12

Average shares outstanding
Basic	145,061	144,528	144,950	144,423
Diluted	146,757	144,528	146,462	144,423

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(In thousands)
(Unaudited)

						Accumulated
				Capital in		Other
	Comprehensive	Common Stock		Excess of	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2009		98,364	$9,836	$7,638	$401,055	$(8,806)	$409,723
Stock issued for stock incentive
plans, net		542	54	3,693	—	—	3,747
Stock purchased and retired		(142)	(14)	(1,738)	—	—	(1,752)
Net income	$91,271	—	—	—	91,271	—	91,271
Pension adjustment, net of taxes	91	—	—	—	—	91	91
Change in value of cash flow
hedge, net of taxes	(8)	—	—	—	—	(8)	(8)
Foreign currency translation,
net of taxes	60	—	—	—	—	60	60
Unrealized gain on securities,
net of taxes	232	—	—	—	—	232	232
Comprehensive income	$91,646
Dividends declared		—	—	—	(13,766)	—	(13,766)
Excess tax benefits for share-
based payments		—	—	642	—	—	642
Balance, September 30, 2010		98,764	$9,876	$10,235	$478,560	$(8,431)	$490,240

The accompanying notes are an integral part of this consolidated financial statement.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$91,271	$(17,543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	98,678	97,683
Stock-based compensation expense	3,862	3,139
Gain on disposition of assets, net	(1,574)	(1,542)
Deferred income tax (benefit) provision	(5,447)	3,531
Excess tax benefits for share-based payments	(642)	(1,358)
Changes in current assets and liabilities:
Accounts receivable	(149,313)	92,545
Income taxes receivable	18,038	(1,732)
Inventories	(6,057)	(5,475)
Prepaid expenses and other current assets	1,875	5,353
Accounts payable	12,600	(18,658)
Income taxes payable	13,147	(2,339)
Accrued payroll and related expenses	11,803	(9,572)
Accrued insurance expenses	838	(380)
Accrued state, local and other taxes	2,940	1,286
Other accrued expenses	(47)	(101)
Changes in working capital	(94,176)	60,927
Changes in other assets and liabilities:
Pension liabilities	604	3,896
Accrued insurance expenses	(73)	25
Other non-current assets	(604)	(2,287)
Other non-current liabilities	731	(1,763)
Net cash provided by operating activities	92,630	144,708

INVESTING ACTIVITIES
Capital expenditures	(106,106)	(58,738)
Proceeds from sale of assets	10,751	4,927
Net cash used for investing activities	(95,355)	(53,811)

FINANCING ACTIVITIES
Payment of dividends	(13,766)	(17,627)
Borrowings from notes payable to banks	382,200	209,700
Repayments of notes payable to banks	(364,200)	(282,300)
Debt issue costs for notes payable to banks	(1,886)	(234)
Excess tax benefits for share-based payments	642	1,358
Cash paid for common stock purchased and retired	(1,647)	(1,628)
Proceeds received upon exercise of stock options	127	122
Net cash provided by (used for) financing activities	1,470	(90,609)

Net (decrease) increase in cash and cash equivalents	(1,255)	288
Cash and cash equivalents at beginning of period	4,489	3,037
Cash and cash equivalents at end of period	$3,234	$3,325

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

On October 26, 2010 at its quarterly meeting, the Board of Directors authorized a three-for-two stock split by issuance on December 10, 2010 of one additional common share for every two common shares held of record as of November 10, 2010. Accordingly, the par value of additional shares issued will be adjusted between common stock and capital in excess of par value, and fractional shares resulting from the stock split will be settled in cash. The share and per share data on the historical (actual) basis presented in the interim financial statements have not been adjusted for the stock split. The consolidated statements of operations present, on a pro forma basis, share and per share information reflecting the stock split.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

●     ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  The amendments to the Codification in this ASU now require:
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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

●        ASU 2010-13, Compensation – Stock Compensation (topic 718):  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  The amendments to the Codification in this ASU provide guidance on share-based payment awards to employees with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trade.  The ASU states that if such awards meet all the criteria for equity, they should be classified as such and not as a liability based solely on the currency it is denominated in. The amendments are effective beginning in 2011 with adoption required in the first quarter of that year. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share data )	2010	2009	2010	2009
Net income (loss) available for stockholders:	$46,269	$(10,385)	$91,271	$(17,543)
Less: Dividends paid
Common stock	(5,802)	(3,941)	(13,532)	(17,263)
Restricted shares of common stock	(97)	(76)	(234)	(364)
Undistributed earnings (loss)	$40,370	$(14,402)	$77,505	$(35,170)

Allocation of undistributed earnings (loss):
Common stock	$39,540	$(14,106)	$75,911	$(34,446)
Restricted shares of common stock	830	(296)	1,594	(724)

Basic shares outstanding:
Common stock	94,671	94,262	94,530	94,220
Restricted shares of common stock	2,036	2,090	2,103	2,062
	96,707	96,352	96,633	96,282
Diluted shares outstanding:
Common stock	94,671	94,262	94,430	94,220
Dilutive effect of options	1,131	-	1,008	-
	95,802	94,262	95,538	94,220
Restricted shares of common stock	2,036	2,090	2,103	2,062
	97,838	96,352	97,641	96,282
Basic earnings (loss) per share:
Common stock:
Distributed earnings	$0.06	$0.04	$0.14	$0.18
Undistributed earnings (loss)	0.42	(0.15)	0.80	(0.36)
	$0.48	$(0.11)	$0.94	$(0.18)
Restricted shares of common stock:
Distributed earnings	$0.05	$0.04	$0.11	$0.18
Undistributed earnings (loss)	0.41	(0.14)	0.76	(0.35)
	$0.46	$(0.10)	$0.87	$(0.17)
Diluted earnings (loss) per share:
Common Stock:
Distributed earnings	$0.06	$0.04	$0.14	$0.18
Undistributed earnings (loss)	0.41	(0.15)	0.79	(0.36)
	$0.47	$(0.11)	$0.93	$(0.18)

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three and nine months ended September 30, 2009, the Company incurred a net loss from continuing operations and consequently the common stock equivalents were excluded from the computation of diluted loss per share because the effect would have been anti-dilutive.

5.	COMPREHENSIVE INCOME

The components of comprehensive income (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Net income (loss) as reported	$46,269	$(10,385)	$91,271	$(17,543)
Pension adjustment, net of taxes	65	244	91	798
Change in value of cash flow hedge, net of taxes	35	(161)	(8)	(32)
Foreign currency translation, net of taxes	119	186	60	183
Unrealized gain on securities, net of taxes	60	87	232	83
Comprehensive income (loss)	$46,548	$(10,029)	$91,646	$(16,511)

6.	STOCK-BASED COMPENSATION

The Company reserved 5,062,500 shares of common stock under its 2004 Stock Incentive Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of September 30, 2010, there were approximately 1,758,000 shares available for grants.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Pre-tax expense	$1,220	$1,051	$3,862	$3,139

After tax expense	774	667	2,452	1,993

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
Transactions involving RPC’s stock options for the nine months ended September 30, 2010 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	860,728	$3.39	2.25 years
Granted	-	-	N/A
Exercised	(72,879)	3.30	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding and exercisable at September 30, 2010	787,849	$3.40	1.75 years	$13,992,000

The total intrinsic value of stock options exercised was approximately $964,000 during the nine months ended September 30, 2010 and approximately $1,473,000 during the nine months ended September 30, 2009.  There were no recognized excess tax benefits associated with the exercise of stock options during the nine months ended September 30, 2010, since all of the stock options exercised in 2010 were incentive stock options which do not generate tax deductions for the Company.  Tax benefits related to non-qualified stock options exercised totaled $337,000 during the nine months ended September 30, 2009 and were credited to capital in excess of par value and are classified as financing cash flows.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2010:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2010	1,982,116	$10.88
Granted	566,000	12.31
Vested	(419,955)	9.87
Forfeited	(96,951)	11.03
Non-vested shares at September 30, 2010	2,031,210	$11.26

The total fair value of shares vested during the nine months ended September 30, 2010 was approximately $5,078,000 and during the nine months ended September 30, 2009 was approximately $3,682,000.  Tax benefits for compensation tax deductions in excess of compensation expense totaled approximately $642,000 for the nine months ended September 30, 2010 and $1,021,000 for the nine months ended September 30, 2009 and were credited to capital in excess of par value and are classified as financing cash flows.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information

As of September 30, 2010, total unrecognized compensation cost related to non-vested restricted shares was approximately $21,859,000 which is expected to be recognized over a weighted-average period of 3.9 years.  As of September 30, 2010, all of the compensation cost related to stock options has been recognized.

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

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
(in thousands)

Revenues:
Technical Services	$268,049	$116,326	$684,990	$377,393
Support Services	34,151	15,833	83,250	58,055
Total revenues	$302,200	$132,159	$768,240	$435,448
Operating profit (loss):
Technical Services	$65,225	$(9,540)	$136,527	$(18,604)
Support Services	12,015	(1,770)	20,564	320
Corporate	(3,755)	(3,105)	(9,618)	(9,266)
Gain (loss) on disposition of assets, net	905	(492)	1,574	1,542
Total operating profit (loss)	$74,390	$(14,907)	$149,047	$(26,008)
Interest expense	(707)	(533)	(1,750)	(1,654)
Interest income	14	41	46	126
Other income, net	441	602	556	1,353
Income (loss) before income taxes	$74,138	$(14,797)	$147,899	$(26,183)

Nine months ended September 30, 2010	Technical Services	Support Services	Corporate	Total
(in thousands)

Identifiable assets at September 30, 2010	$611,724	$155,921	$35,220	$802,865

Capital expenditures	88,228	17,025	853	106,106

Depreciation and amortization	78,397	20,181	158	98,736

8.	INVENTORIES

Inventories of $61,888,000 at September 30, 2010 and $55,783,000 at December 31, 2009 consist of raw materials, parts and supplies.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009

Service cost	$-	$-	$-	$-
Interest cost	474	485	1,420	1,454
Expected return on plan assets	(423)	(381)	(1,267)	(1,141)
Amortization of net losses	102	384	306	1,153
Net periodic benefit cost	$153	$488	$459	$1,466

The Company contributed $614,000 to the plan during the nine months ended September 30, 2010.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $8,020,000 as of September 30, 2010 and $6,905,000 as of December 31, 2009.  The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes related to the fair value of these assets are recorded in the consolidated statement of operations as part of other income, net. Trading gains (losses) related to the SERP assets totaled approximately $289,000 for the nine months ended September 30, 2010 and approximately $1,132,000 for the nine months ended September 30, 2009.  The SERP liability is recorded on the balance sheet in pension liabilities with any change in the fair value of the liability recorded as compensation cost in the statement of operations.

10.	NOTES PAYABLE TO BANKS

On August 31, 2010, the Company replaced its $200 million credit facility with a new $350 million revolving credit facility with Banc of America Securities, LLC, SunTrust Robinson Humphrey, Inc, and Regions Capital Markets as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders.  The Revolving Credit Agreement includes a full and unconditional guarantee by the Company’s 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of RPC and its subsidiaries.  The subsidiaries of the Company that are not guarantors are considered minor.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Revolving Credit Agreement has a general term of five years and provides for an unsecured line of credit of up to $350 million, which includes a $50 million letter of credit subfacility, and a $25 million swingline subfacility. The maturity date of all revolving loans under the Credit Agreement is August 31, 2015.  The Company incurred loan origination fees and other debt related costs associated with the line of credit, including amendment costs in the aggregate of approximately $1.9 million.  These costs are being amortized over the remaining term of the five year loan, and the net amount is classified as non-current other assets on the consolidated balance sheets.

Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

●  the Base Rate, which is the highest of Bank of America’s “prime rate” for the day of the borrowing, a fluctuating rate per annum equal to the Federal Funds Rate plus .50%, and a rate per annum equal to the one (1) month LIBOR rate plus 1.00%, in each case plus a margin that ranges from 0.75% to 1.50% based on a quarterly debt covenant calculation; or

●   with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus a margin ranging from 1.75% to 2.50%, based upon a quarterly debt covenant calculation.

In addition, the Company pays an annual fee ranging from .25% to .40%, based on a quarterly debt covenant calculation, of the unused portion of the credit facility.

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

At September 30, 2010, the Company had outstanding borrowings of $108,300,000 under the Revolving Credit Agreement.  Additionally there were letters of credit outstanding relating to self-insurance programs and contract bids totaling $17.6 million as of September 30, 2010.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest incurred on the credit facility and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest incurred (in thousands)	$977	$550	$2,099	$1,805

Weighted average interest rate	3.8%	1.90%	2.6%	1.80%

For the nine months ended September 30, 2010 and September 30, 2009 the Company capitalized interest of approximately $256,000 and $141,000 related to facilities and equipment under construction.

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

The Company had accounts payable for purchases of property, plant and equipment of approximately $19,488,000 as of September 30, 2010, and approximately $3,311,000 as of September 30, 2009.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of September 30, 2010 and December 31, 2009:

	Fair value measurements at September 30, 2010 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$8,019	$-
Available for sale securities	1,018	-	-
Liabilities:
Interest rate swap	$-	$833	$-

	Fair value measurements at December 31, 2009 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,905	$-
Available for sale securities	653	-	-
Liabilities:
Interest rate swap	$-	$820	$-

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The outstanding balance on the Revolving Credit Agreement was $108,300,000 at September 30, 2010 and $90,300,000 at December 31, 2009.  The fair value of these borrowings was $108,300,000 at September 30, 2010 and $88,043,000 at December 31, 2009. The fair value of these borrowings was based on quotes from the lender(s) in the respective period (level 2 inputs).  The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 10. The Company is subject to interest rate risk on the variable component of the interest rate.  The Company’s risk management objective is to lock in the interest cash outflows on a portion of the Company’s debt.  As a result, as described in Note 10, the Company entered into an interest rate swap agreement on $50 million of debt to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  The interest rate swap had a negative fair value, which is recorded in other accrued expenses, of $833,000 at September 30, 2010 and in other long-term liabilities, of $820,000 at December 31, 2009.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that the Company would expect to pay to terminate the swap as of the respective dates.

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

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 31.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 is incorporated herein by reference.  Since year end 2009, the Company’s near-term strategy has changed as we now believe there are additional opportunities to utilize a larger fleet of equipment in several unconventional basins in support of several customer opportunities.  We believe that a larger fleet of equipment will increase our revenues and profits.

During the third quarter of 2010, revenues increased 128.7 percent to $302.2 million compared to the same period in the prior year.  The increase in revenues resulted primarily from higher activity levels, the expansion of customer relationships, and improved pricing within our technical services segment.  International revenues for the third quarter of 2010 improved due to increases in customer activity levels in Canada and Saudi Arabia, partially offset by decreases in North Africa.  We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of revenues as a percentage of revenues decreased approximately 14.6 percentage points in the third quarter of 2010 compared to the same period in 2009.  This decrease was due primarily to improved pricing for our services, the growing service intensity of much of our pressure pumping work which results in higher utilization of our people and equipment, improved procurement of our raw materials, and leverage of other direct costs over higher revenues.

Selling, general and administrative expenses as a percentage of revenues decreased by approximately 6.3 percentage points in the third quarter of 2010 compared to the same period in the prior year due to positive leverage of these costs resulting from higher revenues.

RPC, INC. AND SUBSIDIARIES

Income before income taxes increased to $74.1 million for the three months ended September 30, 2010 compared to a loss of $14.8 million in the same period of 2009 primarily because of higher revenues.  The effective tax rate for the three months ended September 30, 2010 was 37.6 percent compared to 29.8 percent in the same period of the prior year.  Diluted earnings per share increased to $0.47 ($0.32 adjusted for the three-for-two stock split) for the three months ended September 30, 2010 compared to diluted loss per share of $0.11 ($0.07 adjusted for the three-for-two stock split) in the same period of 2009.  Cash flows from operating activities were $92.6 million for the three months ended September 30, 2010 compared to $144.7 million in the same period of 2009 due to increased working capital requirements consistent with higher revenues and business activity levels, compared to decreasing requirements in the prior period. The notes payable to banks increased slightly to $108.3 million as of September 30, 2010 compared to $101.9 million as of September 30, 2009.

Capital expenditures were $106.1 million during the first nine months of 2010. We currently expect capital expenditures to be approximately $210 million during full year 2010 but that amount will depend in part on the timing of equipment deliveries and related timing of payments.  Our capital expenditures for the remainder of 2010 will be directed towards growth opportunities, as well as capitalized maintenance costs, and equipment related to specific projects in which we have a contract with a customer.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, had been gradually increasing since about 2003 when rig count was just over 800 through the latter half of 2008 when the U.S. rig count peaked at 2,031 during the third quarter.  The global recession that began in the fourth quarter of 2007 precipitated the steepest annualized decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the second quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in September 2009.  Since September 2009, the rig count has increased by 72 percent to 1,671 early in the fourth quarter of 2010.  The third quarter average U.S. domestic rig count of 1,618 represented 59 percent of global oilfield activity, and the outlook for U.S. domestic oilfield activity remains positive for the remainder of 2010.  International rig count activity outside of North America reached a trough in the fourth quarter of 2009 and has increased by 14 percent to 1,120 by the end of the third quarter of 2010.  The price of oil fell by 77 percent from $147 per barrel in the third quarter of 2008 to $34 early in 2009.  Since that time, the price of oil has increased by over 144 percent to approximately $83 per barrel in the fourth quarter of 2010.  The price of natural gas fell by 85 percent from approximately $13 per Mcf in the second quarter of 2008 to slightly below $2 per Mcf in the third quarter of 2009.  Since that time, the price of natural gas has increased to approximately $3.50 per Mcf early in the fourth quarter of 2010 but remains below levels traditionally believed to support growth in natural gas drilling activities.

Unconventional drilling activity, which requires more of RPC’s services than conventional drilling activity, has been increasing for the last several years and accounted for 64 percent of total U.S. domestic drilling at the end of 2009.  Unconventional activity as a percentage of total oilfield activity continued to expand to 68 percent during the third quarter of 2010.

RPC, INC. AND SUBSIDIARIES

The oil and gas well disaster that occurred in the Gulf of Mexico in April did not materially impact our financial results during 2010 because our exposure to this region, especially in deep water operations, is not significant.  However, we are closely monitoring regulatory changes in order to comply with any new standards which could impact our operations.  In addition, we are observing our customers’ activities and other indicators in our operating environment.  The incident in the Gulf of Mexico has not diminished our confidence in the long-term prospects for the oilfield services business in the U.S. domestic market.

We continue to monitor the competitive environment.  Increasing activity levels and the service-intensive nature of completion activities in unconventional basins, in which we have a growing presence, have presented opportunities to improve utilization and pricing.  However, the market remains competitive, and we are concerned about the near-term weakness in the price of natural gas.   Our response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending.  We intend to closely manage the amount drawn on our credit facility. Based on current industry conditions and our year to date financial results through the third quarter of 2010, we believe that during 2010 the Company’s consolidated revenues will increase and financial performance will improve compared to the same period in the prior year.

RESULTS OF OPERATIONS
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Consolidated revenues [in thousands]	$302,200	$132,159	$768,240	$435,448
Revenues by business segment [in thousands]:
Technical	$268,049	$116,326	$684,990	$377,393
Support	34,151	15,833	83,250	58,055

Consolidated operating profit (loss) [in thousands]	$74,390	$(14,907)	$149,047	$(26,008)

Operating profit (loss) by business segment [in thousands]:
Technical	$65,225	$(9,540)	$136,527	$(18,604)
Support	12,015	(1,770)	20,564	320
Corporate	(3,755)	(3,105)	(9,618)	(9,266)
Gain (loss) on disposition of assets, net	905	(492)	1,574	1,542

Percentage cost of revenues to revenues	53.8%	68.4%	56.2%	66.9%
Percentage selling, general & administrative expenses to revenues	11.0%	17.3%	11.8%	17.0%
Percentage depreciation and amortization expense to revenues	11.0%	25.2%	12.9%	22.4%
Average U.S. domestic rig count	1,618	970	1,486	1,083
Average natural gas price (per thousand cubic feet (mcf))	$4.30	$3.13	$4.31	$3.78
Average oil price (per barrel)	$75.89	$68.15	$78.52	$57.28

RPC, INC. AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Revenues.  Revenues for the three months ended September 30, 2010 increased 128.7 percent compared to the three months ended September 30, 2009.  Domestic revenues increased 143.8 percent to $287.4 million compared to the same period in the prior year.  The increases in revenues are due primarily to higher activity levels, coupled with the expansion of customer relationships and improved pricing within our technical services segment. International revenues increased 3.9 percent to $14.8 million for the three months ended September 30, 2010 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas increased approximately 37.4 percent and the average price of oil increased 11.4 percent during the third quarter of 2010 as compared to the same period in the prior year.  The average domestic rig count during the quarter was approximately 66.8 percent higher than the same period in 2009.

The Technical Services segment revenues for the quarter increased 130.4 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to higher activity levels from customer commitments that improved our utilization coupled with improved pricing. The Support Services segment revenues for the quarter increased by 115.7 percent compared to the same period in the prior year.  This increase was due primarily to higher activity levels in this segment.  Operating profit in the Technical Services segment improved due to higher revenues, improved pricing, and cost leverage.  Operating profit in the Support Services segment improved due to higher revenues primarily from higher activity levels, and cost leverage.

Cost of revenues. Cost of revenues increased 79.7 percent to $162.5 million for the three months ended September 30, 2010 compared to $90.4 million for the three months ended September 30, 2009.  This increase was due to the variable nature of several of these expenses. Cost of revenues, as a percentage of revenues, decreased in the third quarter of 2010 compared to the third quarter of 2009 due primarily to improved pricing for our services, the growing service intensity of much of our pressure pumping work, improved procurement of our raw materials and leverage of direct costs over higher revenues.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the three months ended September 30, 2010 increased 44.9 percent to $33.1 million compared to $22.8 million for the three months ended September 30, 2009.  This increase was primarily due to increases in total employment costs, including increased incentive compensation consistent with improved operating results.  However, these costs as a percent of revenues decreased during the three months ended September 30, 2010 compared to the same period in the prior year due to the higher revenues and the fixed nature of several of these expenses.

RPC, INC. AND SUBSIDIARIES

Depreciation and amortization.   Depreciation and amortization totaled $33.1 million for the three months ended September 30, 2010, a 0.6 percent decrease, compared to $33.3 million for the quarter ended September 30, 2009.

(Gain)loss on disposition of assets, net.  (Gain) loss on disposition of assets, net was $(905) thousand for the three months ended September 30, 2010 compared to $492 thousand for the three months ended September 30, 2009.  The (gain) loss on disposition of assets, net includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $441 thousand for the three months ended September 30, 2010 compared to $602 thousand for the same period in the prior year. Other income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan, settlements of various legal and insurance claims, and royalty receipts.

 Interest expense and interest income.  Interest expense was $707 thousand for the three months ended September 30, 2010 compared to $533 thousand for the quarter ended September 30, 2009.  The increase in 2010 is due to a higher average interest rate on our revolving credit facility, net of interest capitalized on equipment and facilities under construction.  Interest income was $14 thousand for the three months ended September 30, 2010 and $41 thousand for the three months ended September 30, 2009.

Income tax provision (benefit). Income tax provision (benefit) was $27.9 million during the three months ended September 30, 2010, compared to $(4.4) million for the same period in 2009.  This increase was due to the increase in income before taxes.  The effective tax rate of 37.6 percent for the three months ended September 30, 2010 was higher than the 29.8 percent for the three months ended September 30, 2009 due primarily to changes in the relationship of annual estimates of pretax income and permanent tax differences.

RPC, INC. AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Revenues.  Revenues for the nine months ended September 30, 2010 increased 76.4 percent compared to the nine months ended September 30, 2009.  Domestic revenues increased 79.5 percent to $723.1 million compared to the same period in the prior year.  The increases in revenues are due primarily to higher activity levels, coupled with the expansion of customer relationships and improved pricing within our technical services segment. International revenues increased 38.6 percent to $45.1 million for the nine months ended September 30, 2010 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas increased approximately 11.4 percent and the average price of oil increased 27.0 percent during the nine months ended September 30, 2010 as compared to the same period in the prior year.  The average domestic rig count during the nine months ended September 30, 2010 was approximately 40.6 percent higher than the same period in 2009.

The Technical Services segment revenues for the nine months ended September 30, 2010 increased 81.5 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to higher activity levels from customer commitments that improved our utilization coupled with improved pricing. The Support Services segment revenues for the nine months ended September 30, 2010 increased by 43.4 percent compared to the same period in the prior year.  This increase was due primarily to higher activity levels in this segment.  Operating profit in the Technical Services segment improved due to higher revenues, improved pricing, and cost leverage.  Operating profit in the Support Services segment improved primarily due to higher revenues and cost leverage.

Cost of revenues. Cost of revenues increased 48.1 percent to $431.6 million for the nine months ended September 30, 2010 compared to $291.5 million for the same period in the prior year.  This increase was due to the variable nature of several of these expenses. Cost of revenues, as a percentage of revenues, decreased in the first nine months of 2010 compared to the first nine months of 2009 due primarily to improved pricing for our services, the growing service intensity of much of our pressure pumping work, improved procurement of our raw materials and leverage of direct costs over higher revenues.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the nine months ended September 30, 2010 increased 22.5 percent to $90.4 million compared to $73.8 million for the same period in the prior year.  This increase was primarily due to increases in total employment costs, including increased incentive compensation consistent with improved operating results.  However, these costs as a percent of revenues decreased during the nine months ended September 30, 2010 compared to the same period in the prior year due to the higher revenues and fixed nature of several of these expenses.

RPC, INC. AND SUBSIDIARIES

Depreciation and amortization.   Depreciation and amortization totaled $98.7 million for the nine months ended September 30, 2010, a 1.1 percent increase, compared to $97.7 million for the nine months ended September 30, 2009.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $1.6 million for the nine months ended September 30, 2010 compared to $1.5 million for the nine months ended September 30, 2009.  The gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $556 thousand for the nine months ended September 30, 2010 compared to $1.4 million for the same period in the prior year. Other income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan, settlements of various legal and insurance claims, and royalty receipts.

 Interest expense and interest income.  Interest expense was $1.8 million for the nine months ended September 30, 2010 compared to $1.7 million for the same period in the prior year.  The increase in 2010 is due to a higher average interest rate on our revolving line of credit, net of interest capitalized on equipment and facilities under construction.  Interest income was $46 thousand for the nine months ended September 30, 2010 and $126 thousand for the nine months ended September 30, 2009.

Income tax provision (benefit). Income tax provision (benefit) was $56.6 million during the nine months ended September 30, 2010, compared to $(8.6) million for the same period in 2009.  This increase was due to the increase in income before taxes.  The effective tax rate of 38.3 percent for the nine months ended September 30, 2010 was higher than the 33.0 percent for the nine months ended September 30, 2009 due primarily to changes in the relationship of annual estimates of pretax income and permanent tax differences.

RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2010 were $3.2 million.  The following table sets forth the historical cash flows for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
(In thousands)	2010	2009

Net cash provided by operating activities	$92,630	$144,708
Net cash used for investing activities	(95,355)	(53,811)
Net cash provided by (used for) financing activities	1,470	(90,609)

Cash provided by operating activities for the nine months ended September 30, 2010 decreased by $52.1 million compared to the comparable period in the prior year.  Although net earnings increased $108.8 million for the nine months ended September 30, 2010 compared to the same period of 2009, cash provided by operating activities decreased due primarily to increases in working capital requirements in the current year compared to decreases in the prior year. The significant changes in working capital requirements in both periods primarily related to accounts receivable, corresponding to the changes in revenues.

Cash used for investing activities for the nine months ended September 30, 2010 increased by $41.5 million, compared to the nine months ended September 30, 2009, primarily as a result of higher capital expenditures.

Cash provided by (used for) financing activities for the nine months ended September 30, 2010 increased by $92.1 million, compared to the nine months ended September 30, 2009, as result of increasing the balance of notes payable to banks in the first nine months of 2010, primarily to fund working capital requirements and capital expenditures, partially offset by lower dividend distributions in the nine months ended September 30, 2010 compared to the prior year.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2010 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, cash expected to be generated from operations and proceeds from a refinanced and expanded credit facility will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company has a $350 million revolving credit facility (the “Revolving Credit Agreement”) that matures in August 2015. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $108.3 million at September 30, 2010 and approximately $17.6 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  A total of $224.1 million was available under our facility as of September 30, 2010.  Additional information regarding our Revolving Credit Agreement is included in Note 10 to our Consolidated Financial Statements included in this report.

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

Cash Requirements

The Company currently expects that capital expenditures during 2010 will be approximately $210 million, of which $106.1 million has been spent as of September 30, 2010.  We expect these expenditures for the remainder of 2010 to be primarily directed towards several growth opportunities we have identified, as well as capitalized maintenance and equipment related to specific projects in which we have a contract with a customer. The actual amount of 2010 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules and the related timing of payments.

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

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 11,812,500 shares.  The Company repurchased no shares of common stock under the program during the nine months ended September 30, 2010 but may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies and restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On October 26, 2010, the Board of Directors approved a $0.07 per share cash dividend payable December 10, 2010 to stockholders of record at the close of business November 10, 2010 on pre-split shares.   The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

RPC, INC. AND SUBSIDIARIES

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers.  During the first nine months of 2010, the Company incurred higher fuel costs due to increased commodity prices compared to the same period in 2009.  Also, the Company believes that it will be subject to upward wage pressures during the fourth quarter of 2010 and throughout 2011. Finally, the costs of certain materials and equipment used to provide services to RPC’s customers remain high and may increase during the remainder of 2010 if oilfield activity remains strong.  The Company has attempted to mitigate the risk of cost increases by securing materials and equipment through additional sources and increasing amounts held in inventory, although no assurance can be given that these efforts will be successful.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  During the nine months ended September 30, 2010, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling approximately $497,000 compared to $541,000 for the comparable period in 2009.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $398,000 for the nine months ended September 30, 2010 and $343,000 for the nine months ended September 30, 2009.

RPC, INC. AND SUBSIDIARIES

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $65,000 for the nine months ended September 30, 2010 and also for the nine months ended September 30, 2009.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our belief that there are now additional opportunities to utilize a larger fleet of equipment in several unconventional basins in support of several customer opportunities and our belief that this larger fleet of equipment will increase our revenues and profits; our plan to continue to focus on international growth opportunities; the outlook that the US domestic oil field activity remains positive; our belief that the incident in the Gulf of Mexico has not diminished our confidence in the long-term prospects for the oil field services business in the U.S. domestic market; our concern about the near term weakness in the price of natural gas; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our plan to closely monitor the amount drawn on our credit facility; our belief that during 2010 our forecasted revenues will increase and financial performance will improve; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; expectations as to future payment of dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

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

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of September 30, 2010, there are outstanding interest-bearing advances of $108.3 million on our credit facility which bear interest at a floating rate.  In December 2008 we entered into a $50 million interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the Revolving Credit Agreement to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes.  Under this agreement, the Company and the issuing lender settle each month for the difference between a fixed interest rate of 2.07% and a comparable one month variable-rate interest paid to the syndicate of lenders under our Revolving Credit Agreement on the same notional amount, excluding the margin. The swap agreement terminates on September 8, 2011.  As of September 30, 2010 the interest rate swap had a negative fair value of $833,000 and is reflected in other short-term liabilities on the balance sheet.  An increase in interest rates of one half of one percent would result in the interest rate swap having a negative fair value of approximately $616,000.  A decrease in interest rates of one half of one percent would result in the interest rate swap having a negative fair value of approximately $1,056,000.  A change in interest rates will have no impact on the interest expense associated with the $50,000,000 of borrowings under the Revolving Credit Agreement that are subject to the interest rate swap.  A change in the interest rate of one percent on the remaining outstanding balance of the credit facility at September 30, 2010 not subject to the interest rate swap would cause a change of $583,000 in total annual interest costs.

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

As of the end of the period covered by this report, September 30, 2010 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the third quarter of 2010 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
Julyl 1, 2010 to July 31, 2010	704	(2)	$16.16	-	2,807,265

Month #2
August 1, 2010 to August 31, 2010	231	(2)	17.41	-	2,807,265

Month #3
September 1, 2010 to September 30, 2010	3,765	(2)	20.44	-	2,807,265

Totals	4,700		$19.65	-	2,807,265

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

10.1
Credit Agreement dated August 31, 2010 between RPC, Inc., Bank of America, N.A., SunTrust Bank, Regions Bank and certain other lenders party thereto (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2010).

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

RPC, INC.

/s/ Richard A. Hubbell
Date: November 4, 2010	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 4, 2010	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)