Form 10-K
period 2010-12-31
RPC INC
filed 2011-03-04
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $384,671,517 based on the closing price on the New York Stock Exchange on June 30, 2010 of $13.65 per share.

RPC, Inc. had 147,964,000 shares of Common Stock outstanding as of February 18, 2011.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.  Forward-looking statements made elsewhere in this report include without limitation statements regarding our belief that the long-term prospects for our business are favorable due to growing demand for oil and natural gas; our belief that the long-term demand outlook for natural gas is still favorable; our belief that the lack of foreign competition with domestic natural gas production tends to keep prices high enough to ensure that domestic drilling and production will continue at certain minimum levels; our belief that gas-directed drilling will continue to represent the majority of the total drilling rig count in the foreseeable future; our expectation to continue to focus on the development of international business opportunities in current and other international markets; our ability to obtain other customers in the event of a loss of our largest customers; the adequacy of our insurance coverage; the impact of lawsuits, legal proceedings and claims on our business and financial condition; our expectation to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors; our belief that the favorable long-term returns on our purchases of revenue producing equipment will continue, thus justifying the funding of these expenditures with debt; our belief that continued increases in the U.S. domestic rig count during 2011 may be limited by the number of rigs available to drill new wells; that the outlook for the U.S. domestic rig count is for it to remain stable or increase slightly during 2011 with the service-intensive nature of the activity being projected to continue to increase; our belief that an increase in the supply in oilfield equipment in our markets can cause a decrease in the price we receive for our services if commodity prices and drilling activity do not also increase; our expectations to take delivery of a large amount of revenue-producing equipment during the first and second quarters of 2011; our expectation that our consolidated revenues and financial performance will improve; our ability to maintain sufficient liquidity and a conservative capital structure; our belief about the amount of the contribution to the defined benefit pension plan in 2011; our ability to fund capital requirements in the future; the estimated amount of our capital expenditures and contractual obligations for future periods; estimates made with respect to our critical accounting policies; and the effect of new accounting standards.

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

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest, Rocky Mountain and northeast regions, and in selected international markets. The services and equipment provided include, among others, (1) pressure pumping services, (2) coiled tubing services, (3) snubbing services (also referred to as hydraulic workover services), (4) nitrogen services, (5) the rental of drill pipe and other specialized oilfield equipment, (6) downhole tool services and (7) well control. RPC acts as a holding company for its operating units, Cudd Energy Services, Patterson Rental and Fishing Tools, Bronco Oilfield Services, Thru Tubing Solutions, Well Control School, and others.  As of December 31, 2010, RPC had approximately 2,500 employees.

Business Segments

RPC’s service lines have been aggregated into two reportable oil and gas services business segments, Technical Services and Support Services, because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels.

During 2010, approximately three percent of RPC’s consolidated revenues were generated from offshore operations in the U.S. Gulf of Mexico.  In addition, approximately one percent of RPC’s consolidated revenues were generated from offshore operations in the offshore territory of other countries, principally in New Zealand.  We also estimate that 33 percent of our 2010 revenues were related to drilling and production activities for oil, and 67 percent were related to drilling and production activities for natural gas.

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or to address well control issues. This business segment consists primarily of pressure pumping, downhole tools, coiled tubing, snubbing, nitrogen, well control, wireline and fishing. The principal markets for this business segment include the United States, including the Gulf of Mexico, mid-continent, southwest, Rocky Mountain, and Appalachian regions, and contract or project work in selected international locations in the last three years including primarily Africa, Canada, China, Eastern Europe, Latin America, the Middle East and New Zealand. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

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

Technical Services

The following is a description of the primary service lines conducted within the Technical Services business segment:

Pressure Pumping. Pressure pumping services, which accounted for approximately 48 percent of 2010 revenues, 38 percent of 2009 revenues and 41 percent of 2008 revenues, are provided to customers throughout the Gulf Coast, mid-continent and Rocky Mountain regions of the United States and are generally utilized to initiate production in new or enhance production in existing customer wells. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in the pressure pumping business include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

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

Downhole Tools. Thru Tubing Solutions (“TTS”) accounted for approximately 12 percent of 2010 revenues, 15 percent of 2009 revenues and nine percent of 2008 revenues.  TTS provides services and proprietary downhole motors, fishing tools and other specialized downhole tools and processes to operators and service companies in drilling and production operations, including casing perforation at the completion stage of an oil or gas well.  The services that TTS provides are especially suited for unconventional drilling and completion activities.  TTS’ experience providing reliable tool services allows it to work in a pressurized environment with virtually any coiled tubing unit or snubbing unit.

Coiled Tubing. Coiled tubing services, which accounted for approximately 10 percent of 2010 revenues and nine percent of 2009 and 2008 revenues, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations and more recently to facilitate completion of horizontal wells. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig.  Increasingly, coiled tubing units are also used to support completion activities in directional and horizontal wells.  Such completion activities usually require multiple entrances in a wellbore in order to complete multiple fractures in a pressure pumping operation.  A coiled tubing unit can accomplish this type of operation because its flexibility allows it to be steered in a direction other than vertical, which is necessary in this type of wellbore.  At the same time, the strength of the coiled tubing string allows various types of tools or motors to be conveyed into the well effectively.  The uses for coiled tubing in directional and horizontal wells have been enhanced by improved fabrication techniques and higher-diameter coiled tubing which allows coiled tubing units to be used effectively over greater distances, thus allowing them to function in more of the completion activities currently taking place in the U.S. domestic market. There are several manufacturers of flexible steel pipe used in coiled tubing services, and the Company believes that its sources of supply are adequate.

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for approximately five percent of 2010 revenues, eight percent of 2009 revenues, and seven percent of 2008 revenues, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure on the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing rig can perform many applications at a lower cost than other alternatives. Because this service involves a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relative few operators who have the experience and knowledge required to perform such services safely and efficiently.

Nitrogen. Nitrogen accounted for approximately five percent of 2010 revenues, seven percent of 2009 revenues, and eight percent of 2008 revenues.  There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service line. In addition, nitrogen can be complementary to our snubbing and coiled tubing service lines, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service line as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer’s well.

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

Support Services

The following is a description of the primary service lines conducted within the Support Services business segment:

Rental Tools. Rental tools accounted for approximately eight percent of 2010 and 2009 revenues and 11 percent of 2008 revenues.  The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular inventories with rental items instead of owning a complete inventory. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in the Gulf of Mexico, mid-continent region, northeast and Rocky Mountains.

 Patterson Rental Tools offers a broad range of rental tools including:
Blowout Preventors	Diverters
High Pressure Manifolds and Valves	Drill Pipe
Hevi-wate Drill Pipe	Drill Collars
Tubing	Handling Tools
Production Related Rental Tools	Coflexip Hoses
Pumps

    Oilfield Pipe Inspection Services, Pipe Management and Pipe Storage. Pipe inspection services include Full Body Electromagnetic and Phased Array Ultrasonic inspection of pipe used in oil and gas wells. These services are provided at both the Company’s inspection facilities and at independent tubular mills in accordance with negotiated sales and/or service contracts. Our customers are major oil companies and steel mills, for which we provide in-house inspection services, inventory management and process control of tubing, casing and drill pipe.  Our locations in Channelview, Texas and Morgan City, Louisiana are equipped with large capacity cranes, specially designed forklifts and a computerized inventory system to serve a variety of storage and handling services for both the oilfield and non-oilfield customers.

Well Control School. Well Control School provides industry and government accredited training for the oil and gas industry both in the United States and in limited international locations. Well Control School provides this training in various formats including conventional classroom training, interactive computer training including training delivered over the internet, and mobile simulator training.

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

Due to aging oilfields and lower-cost sources of oil internationally, the drilling rig count in the U.S. has declined by approximately 63 percent from its peak in 1981. Due to enhanced technology, however, more wells are being drilled and the domestic production of oil and natural gas remains roughly equivalent to prior years.  Record low drilling activity levels were experienced in 1986, 1992, 1999 (with April 1999 recording the lowest U.S. drilling rig count in the industry’s history), 2002 and again in 2009.

The rig count during the most recent prior cycle peaked at the end of the third quarter of 2008, and began to decline sharply during the fourth quarter of 2008.  U.S. domestic drilling activity declined by 57 percent from the third quarter of 2008 to the second quarter of 2009, which was the steepest annualized decline rate in the industry’s history.   Between the second quarter of 2009 and the end of 2010, U.S. domestic drilling activity increased by 93 percent, but is 17 percent lower than the prior cyclical peak in the third quarter of 2008.  As of a recent date in 2011, U.S. domestic drilling activity has increased by approximately two percent compared to the fourth quarter of 2010.

During 2010 the average price of natural gas increased by approximately 12 percent, and the average price of oil increased by approximately 17 percent. The change in domestic drilling activity during 2010 was consistent with the recovery in the prices of oil and natural gas, as well as the improvement in the overall economy following the financial crisis and recession in 2008 and 2009. Although our business has repeatedly demonstrated that it is cyclical, we continue to believe that the long-term prospects for our business are favorable due to growing global demand for oil and natural gas.  In addition, we believe in the long-term growth of our business due to increased need for RPC’s services demanded by current drilling and completion techniques.

Since 2001 and 2009, gas drilling rigs represented an increasing percentage of the total drilling rig count, and have represented over 70 percent of the drilling rig count during these years.  In 2010, the percentage of drilling rigs drilling for natural gas declined, and represented 61 percent of total drilling activity.  Although the demand trend for natural gas is continuing to rise, the price of natural gas has remained low in recent years due to increased domestic reserves and productivity of new wells.  In contrast, the price of oil has increased, and producers in the domestic market have started to exploit new resource plays that are economical at current high oil prices   The long-term demand outlook for natural gas is still favorable because, unlike oil, foreign imports of natural gas do not compete with domestic production to a meaningful degree. This lack of foreign competition tends to keep prices high enough to ensure that domestic drilling and production will continue at certain minimum levels. Based on current demand levels for natural gas as well as the high oil and gas well depletion rates experienced over the past several years, it is anticipated that gas-directed drilling will continue to represent the majority of the total drilling rig count in the foreseeable future.

In addition, there are certain types of wells being drilled in the U.S. domestic market for which there is a higher demand for RPC’s services.  Known as either directional or horizontal wells, these wells are more difficult and costly to complete.  These wells are predominantly natural gas wells, although they are increasingly being drilled for oil as well.  Because they are drilled through a narrow formation and the formation is typically a relatively impermeable formation such as shale, they require additional stimulation when they are completed. Also, many of these formations require high pumping rates of stimulation fluids under high pressures, which in turn means that there is a great deal of pressure pumping horsepower required to complete the well.  Furthermore, since they are not drilled in a straight vertical direction from the Earth’s surface, they require tools and drilling mechanisms that are flexible, rather than rigid, and can be steered once they are downhole.  Specifically, these types of wells require RPC’s pressure pumping and coiled tubing services, as well as our downhole tools and services.

International. RPC has historically operated in several countries outside of the United States, although international revenues have never accounted for more than 10 percent of total revenues.  Over the past several years, RPC has continued its focus on developing international opportunities, although our equipment investments over the last couple of years have emphasized domestic rather than international expansion.  International revenues for 2010 increased due to higher customer activity levels in Canada, Columbia, and Qatar, among other countries, partially offset by decreases in Mexico and the elimination of revenue in Egypt.  During 2010, RPC provided snubbing, well control and oilfield training services in New Zealand, Qatar, Columbia, Gabon, Saudi Arabia, and Mexico, among other countries.  We also provided rental tools in Columbia and Argentina, and downhole motors and tools in Canada, Tunisia, Mexico, the Congo and Oman.  We continue to focus on the selective development of international opportunities in these and other markets, although we believe that it will continue to be less than 10 percent of total revenues.

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

Growth Strategies

RPC’s primary objective is to generate excellent long-term returns on investment through the effective and conservative management of its invested capital, thus yielding strong cash flow. This objective continues to be pursued through strategic investments and opportunities designed to enhance the long-term value of RPC while improving market share, product offerings and the profitability of existing businesses. Growth strategies are focused on selected customers and markets in which we believe there exist opportunities for higher growth, customer and market penetration, or enhanced returns achieved through consolidations or through providing proprietary value-added products and services. RPC intends to focus on specific market segments in which it believes that it has a competitive advantage and on potential large customers who have a long-term need for our services in markets in which we operate.

RPC seeks to expand its service capabilities through a combination of internal growth, acquisitions, joint ventures and strategic alliances. Because of the fragmented nature of the oil and gas services industry, RPC believes a number of attractive acquisition opportunities exist.  However, current strong business conditions have encouraged potential sellers of businesses to expect high prices for their businesses, so we believe we generate better returns growing organically in service lines and geographic locations in which we have experience and presence.

RPC has a revolving credit facility to fund the purchase of revenue-producing equipment and other working capital requirements. During the third quarter of 2010, we renewed our facility to fund our ongoing capital needs.  We have pursued this capital source because of the high returns on investment that have been generated by many of our service lines during the previous several years, and because of the low cost and ready availability of debt capital. During 2009 we reduced capital expenditures due to the industry downturn and the resulting lower near-term expected returns on investment.  However, we increased our purchases of revenue-producing equipment in 2010 to support new and projected significant customer agreements.  In spite of increased capital expenditures and working capital requirements during 2010, at the end of the year our level of debt was conservative compared to a number of our peers.  Furthermore, we believe that the favorable long-term returns on investment in our revenue-producing equipment justify financing their purchase using debt.

Customers

Demand for RPC’s services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies. During 2010, RPC provided oilfield services to several hundred customers.  Of these customers, only one, Chesapeake Energy Corporation at approximately 15 percent of revenues, accounted for more than 10 percent of revenues.  RPC believes that its relationship with this customer is good.  Although the Company believes that we would be able to obtain other customers for our services in the event of the loss of this major customer, the loss of this customer could have a material adverse effect on Company revenues and operating results in the near term.

Sales are generated by RPC’s sales force and through referrals from existing customers. During 2010 we entered into several agreements, with terms beyond one year, to provide services to certain domestic customers.  These agreements represent a growing percentage of our revenues, and we monitor closely the financial condition of these customers, their capital expenditure plans, and other indications of their drilling and completion activities.  Due to the short lead time between ordering services or equipment and providing services or delivering equipment, there is no significant sales backlog in most of our service lines.

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

The oil and gas services industry includes a small number of dominant global competitors including, among others, Halliburton Energy Services Group, a division of Halliburton Company, Baker Hughes and Schlumberger Ltd., and a significant number of locally oriented businesses.

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

RPC both owns and leases regional and district facilities from which its oilfield services are provided to land-based and offshore customers. RPC’s principal executive offices in Atlanta, Georgia are leased. The Company owns two primary administrative buildings, one in Houston, Texas that includes the Company’s operations, engineering, sales and marketing headquarters, and one in Houma, Louisiana that includes certain administrative functions. RPC believes that its facilities are adequate for its current operations.  For additional information with respect to RPC’s lease commitments, see Note 9 of the Notes to Consolidated Financial Statements.

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

Oil and natural gas prices affect demand throughout the oil and gas industry, including the demand for our products and services. Our business depends in large part on the conditions of the oil and gas industry, and specifically on the capital investments of our customers related to the exploration and production of oil and natural gas. When these capital investments decline, our customers’ demand for our services declines.

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

Reliance upon a large customer may adversely affect our revenues and operating results.

During 2010, one of our largest customers accounted for approximately 15 percent of our total revenues.  This reliance on a large customer for a significant portion of our total revenues exposes us to the risk that the loss or reduction in revenues from this customer, which could occur unexpectedly, could have a material and disproportionate adverse impact upon our revenues and operating results.

Our business has potential liability for litigation, personal injury and property damage claims assessments.

    RPC’s subsidiaries have a number of agreements of various types in place with our customers.  In general, these agreements indemnify RPC and its subsidiaries against damage or liabilities that arise from the actions of our employees or the operation of our equipment.  The provisions in these agreements do not make a distinction among the types of services that RPC provides or the location of the work.  These agreements also require that RPC maintain a certain level and type of insurance coverage against any claims that are determined to be our responsibility.  RPC has insurance coverage in place with several well-capitalized insurance companies for accidental environmental claims.

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

Our business requires a great deal of capital in order to maintain our equipment and increase our fleet of equipment to expand our operations, and we have access to our $350 million credit facility to fund our necessary working capital and equipment requirements. Most of our existing credit facility bears interest at a floating rate, which exposes us to market risks as interest rates rise.  If our existing capital resources become unavailable, inadequate or unfavorable for purposes of funding our capital requirements, we would need to raise additional funds through alternative debt or equity financings to maintain our equipment and continue our growth.  Such additional financing sources may not be available when we need them, or may not be available on favorable terms.  If we fund our growth through the issuance of public equity, the holdings of stockholders will be diluted.  If capital generated either by cash provided by operating activities or outside financing is not available or sufficient for our needs, we may be unable to maintain our equipment, expand our fleet of equipment, or take advantage of other potentially profitable business opportunities, which could reduce our future revenues and profits.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

RPC owns or leases approximately 100 offices and operating facilities. The Company leases approximately 17,250 square feet of office space in Atlanta, Georgia that serves as its headquarters, a portion of which is allocated and charged to Marine Products Corporation.  See “Related Party Transactions” contained in Item 7.  The lease agreement on the headquarters is effective through October 2013.  RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs.  Descriptions of the major facilities used in our operations are as follows:

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	79	1/24/84

Chairman of the Board

Richard A. Hubbell (2)	66	4/22/03

President and Chief Executive Officer

Linda H. Graham (3)	74	1/27/87

Vice President and Secretary

Ben M. Palmer (4)	50	7/8/96

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES. On October 26, 2010 RPC’s Board of Directors declared a three-for-two stock split of the Company’s common shares.  The additional shares were distributed on December 10, 2010 to stockholders of record on November 10, 2010.  All share, earnings per share, and dividends per share data presented throughout this document have been adjusted to reflect this stock split. At February 18, 2011 there were 147,964,000 shares of common stock outstanding and approximately 7,800 beneficial holders of common stock.  The following table sets forth the high and low prices of RPC’s common stock and dividends paid for each quarter in the years ended December 31, 2010 and 2009:

	2010			2009
Quarter	High	Low	Dividends	High	Low	Dividends
First	$9.00	$7.07	$0.027	$7.63	$3.45	$0.047
Second	10.00	6.61	0.027	7.98	4.29	0.047
Third	14.47	8.69	0.040	7.29	4.73	0.027
Fourth	22.53	13.64	0.047	7.57	6.10	0.027

On January 26, 2011, the Board of Directors approved a $0.07 per share cash dividend, payable March 10, 2011 to stockholders of record at the close of business on February 10, 2011.  The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

Shares repurchased in the fourth quarter of 2010 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2010 to October 31, 2010	-		$-	-	4,210,898

November 1, 2010 to November 30, 2010	-		-	-	4,210,898

December 1, 2010 to December 31, 2010	2,700	(1)	14.03	-	4,210,898

Totals	2,700		$14.03	-	4,210,898

(1)	Consists of shares repurchased by the Company in connection with option exercises.

The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 17,718,750 shares in the open market.  Currently the program does not have a predetermined expiration date.

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

The Russell 2000 is a stock index representing small capitalization U.S. stocks.  The components of the index had an average market capitalization in 2010 of $1.255 billion, and the Company was a component of the Russell 2000 during 2010.  The Russell 2000 was chosen because it represents companies with comparable market capitalizations to the Company.  The OSX is a stock index of 15 companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services.  The Company is not a component of the OSX, but this index was chosen because it represents a large group of companies that provide the same or similar products and services as the Company.  The companies included in the Peer Group are Weatherford International, Inc., Basic Energy Services, Inc., Superior Energy Services, Inc., and Halliburton Company.  BJ Services, Inc., a member of the 2009 Peer Group, is no longer publicly traded and was substituted with Basic Energy Services, Inc. for the 2010 Peer Group.  The companies included in the Peer Group have been weighted according to each respective issuer’s stock market capitalization at the beginning of each year.

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

STATEMENT OF OPERATIONS DATA:

Years Ended December 31,	2010	2009	2008	2007	2006
	(in thousands, except employee and per share amounts)
Revenues	$1,096,384	$587,863	$876,977	$690,226	$596,630
Cost of revenues	606,098	393,806	503,631	368,175	287,037
Selling, general and administrative expenses	121,839	97,672	117,140	107,800	91,051
Depreciation and amortization	133,360	130,580	118,403	78,506	46,711
Gain on disposition of assets, net	(3,758)	(1,143)	(6,367)	(6,293)	(5,969)
Operating profit (loss)	238,845	(33,052)	144,170	142,038	177,800
Interest expense	(2,662)	(2,176)	(5,282)	(4,179)	(356)
Interest income	46	147	73	70	319
Other income (expense), net	1,303	1,582	(1,176)	1,905	1,085
Income (loss) before income taxes	237,532	(33,499)	137,785	139,834	178,848
Income tax provision (benefit)	90,790	(10,754)	54,382	52,785	68,054
Net income (loss)	$146,742	$(22,745)	$83,403	$87,049	$110,794
Earnings (loss) per share:
Basic (a)	$1.01	$(0.16)	$0.57	$0.60	$0.77
Diluted (a)	$1.00	$(0.16)	$0.57	$0.59	$0.75
Dividends paid per share (a)	$0.140	$0.147	$0.160	$0.133	$0.089
OTHER DATA:
Operating margin percent	21.8%	(5.6)%	16.4%	20.6%	29.8%
Net cash provided by operating activities	$168,657	$168,740	$177,320	$141,872	$118,228
Net cash used for investing activities	(171,769)	(61,144)	(158,953)	(239,624)	(151,085)
Net cash provided (used for) by financing activities	7,658	(106,144)	(21,668)	101,361	22,777
Depreciation and amortization	133,360	130,580	118,403	78,506	46,711
Capital expenditures	$187,486	$67,830	$170,318	$248,758	$159,831
Employees at end of period	2,500	1,980	2,532	2,370	2,000
BALANCE SHEET DATA AT END OF YEAR:
Accounts receivable, net	$294,002	$130,619	$210,375	$176,154	$148,469
Working capital	281,174	151,681	200,494	144,338	111,302
Property, plant and equipment, net	453,017	396,222	470,115	433,126	262,797
Total assets	887,871	649,043	793,461	701,015	478,007
Long-term debt (b)	121,250	90,300	174,450	156,400	35,600
Total stockholders’ equity	$538,895	$409,723	$449,084	$409,272	$335,287

(a)	Earnings (loss) per share and dividends paid per share have been restated to reflect the December 2010 stock split.

(b)
During the third quarter of 2010, the company closed on a new $350 million revolving credit facility.  This facility replaced the revolving credit facility that was effective beginning in September 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with “Selected Financial Data,” and the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 2.

RPC, Inc. (“RPC”) provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest, northeast, the Rocky Mountains regions and selected international locations.  The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells.

Our key business and financial strategies are:

-	To focus our management resources on and invest our capital in equipment and geographic markets that we believe will earn high returns on capital, and maintain an appropriate capital structure.

-	To maintain a flexible cost structure that can respond quickly to volatile industry conditions and business activity levels.

-	To deliver equipment and services to our customers safely.

-	To secure adequate sources of supplies of certain high-demand raw materials used in our operations, both in order to conduct our operations and to enhance our competitive position.

-	To maintain and selectively increase market share.

-
To maximize stockholder return by optimizing the balance between cash invested in the Company’s productive assets, the payment of dividends to stockholders, and the repurchase of our common stock on the open market.

-	To align the interests of our management and stockholders.

-	To maintain an efficient, low-cost capital structure, which includes an appropriate use of debt financing.

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

Current industry conditions are characterized by natural gas prices which stabilized during 2010 at higher levels than in 2009, and are stable during the first quarter of 2011 compared to the fourth quarter of 2010.  Oil prices also increased during 2010 compared to 2009, and have continued to increase during the first quarter of 2011.  Compared to the first quarter of 2010, the price of natural gas in 2011 is approximately 12 percent lower, but the price of oil is approximately 14 percent higher.  The average U.S. rig count increased by 41 percent during 2010, all of which took place during the second through the fourth quarters.  During the first quarter of 2011, the rig count was approximately 27 percent higher than the first quarter of 2010 and slightly higher than the fourth quarter of 2010.  Continued increases in the U.S. domestic rig count during 2011 may be limited by the number of rigs available to drill new wells.

In addition to the overall rig count, the Company also monitors the number of horizontal and directional wells drilled in the U.S. domestic market, because this type of well is more service-intensive than a vertical oil or gas well, thus requiring more of the Company’s services provided for a longer period of time.  The number of horizontal and directional wells drilled in the United States increased in 2010, and was 67 percent of total wells drilled during the year.  During the first part of 2011, the percentage of horizontal and directional wells drilled as a percentage of total wells increased to approximately 70 percent.  In addition, the percentage of wells drilled for oil increased during 2010, and we believe that this percentage will increase in 2011 due to the high price of oil and the renewed civil unrest in the Middle East.  During 2010, the increase in U.S. domestic oilfield activity and the increasingly service-intensive nature of this activity caused the demand for the Company’s services to increase significantly.  This increased demand was especially evident in the Company’s service lines which are used in unconventional completion work, such as pressure pumping, coiled tubing and downhole tools.  Also, due to the repetitive nature of this work and the long-term capital commitment required by our customers to execute their drilling programs, several of our large customers entered into contractual relationships with us to provide services to support their drilling and completion programs.  These arrangements typically have terms that are greater than one year, and have specific pricing and other financial arrangements which provide satisfactory financial returns to us in the event that the customer’s activities decline for any reason.

The Company’s response to our current operating environment has been to increase our fleet of equipment, and in some cases, to open new operational locations, to support these significant customer relationships.  The capital expenditures have been funded by cash flows from operating activities as well as borrowings under our revolving credit facility.  During the third quarter of 2010 the Company re-financed its existing syndicated revolving credit facility in order to maintain sufficient liquidity to fund its capital expenditure requirements.

Income before income taxes was $237.5 million in 2010 compared to a loss before taxes of $33.5 million in the prior year.  The effective tax rate for 2010 was 38.2 percent compared to 32.1 percent in the prior year.  Diluted earnings per share were $1.00 in 2010 compared to a loss per share of $0.16 for the prior year.  Cash flows from operating activities were $168.7 million in 2010, the same as in the prior year, and cash and cash equivalents were $9.0 million at December 31, 2010, an increase of $4.5 million compared to December 31, 2009.  As of December 31, 2010, there was $121.3 million in outstanding borrowings under our credit facility.

Cost of revenues as a percentage of revenues decreased approximately 11.8 percentage points in 2010 compared to 2009, because of higher utilization of equipment and personnel, which improved operational leverage, and improved pricing for our services.

Selling, general and administrative expenses as a percentage of revenues decreased approximately 11.1 percentage points in 2010 compared to 2009, which was due to the fixed nature of many of these expenses which we were able to  leverage over higher revenues.

Consistent with our strategy to selectively grow our capacity, support our significant customer relationships and maintain our existing fleet of high demand equipment, capital expenditures increased to $187.5 million in 2010, a significant increase compared to $67.8 million last year.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, had been gradually increasing since about 2003 when rig count was just over 800 through a cyclical peak in the latter half of 2008 when the U.S. rig count peaked at 2,031 during the third quarter.  The global recession that began in the fourth quarter of 2007 precipitated the steepest annualized rig count decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the second quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009.  Since June 2009, the rig count has increased by 98 percent to 1,732 early in the first quarter of 2011.  The outlook for the U.S. domestic rig count is for it to remain stable or increase slightly during 2011, although the service-intensive nature of the activity is projected to continue to increase.  From a low of $34 per barrel early in 2009, the price of oil increased to $92 per barrel during the fourth quarter of 2010.  The average price of oil in 2010 was approximately $79 per barrel, an increase of 17 percent compared to 2009.   During the first quarter of 2011, the price of oil increased to over $100, an increase of 27 percent compared to the average price of oil in 2010.  The price of natural gas fell by 85 percent from approximately $13 per Mcf in the second quarter of 2008 to slightly below $2 per Mcf in the third quarter of 2009.  The average price of natural gas in 2010 was approximately $4 per Mcf, 12.3 percent higher than the average price in 2009.  During the first quarter of 2011, the price of natural gas increased slightly compared to 2010.  Unconventional drilling activity, which requires more of RPC’s services, accounted for 67 percent of total U.S. domestic drilling during 2010.  Unconventional activity as a percentage of total oilfield activity had grown to 70 percent during the first quarter of 2011.

We continue to monitor the competitive environment in 2011, and while we are concerned about the low price of natural gas, we are encouraged by the increasingly service-intensive nature of the completion activities in our markets.  We are also encouraged by the high price of oil, and the fact that early in 2011 approximately 47 percent of U.S. domestic drilling activity was directed towards oil, the highest percentage of U.S. domestic drilling activity directed to oil since 1995.  We are also monitoring the amount of new oilfield equipment that is projected to be placed in service during 2011, because an increase in the supply of oilfield equipment in our markets can cause a decrease in the price we receive for our services if commodity prices and drilling activity do not also increase.  We increased our commitments to purchase equipment in 2010 and also intend to take delivery of a large amount of revenue-producing equipment during the first and second quarters of 2011.  This is consistent with our business and financial strategies because we believe that the equipment will produce high financial returns.  However, we understand that factors influencing the industry are unpredictable, and our response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending.  Although we used our bank credit facility to finance our expansion, we will still maintain a conservative financial structure by industry standards.  Based on current industry conditions, we believe that the Company’s consolidated revenues will increase in 2011 compared to 2010 and financial performance for the same period will also improve.

Results of Operations

Years Ended December 31,	2010	2009	2008
Consolidated revenues	$1,096,384	$587,863	$876,977
Revenues by business segment:
Technical	$979,834	$513,289	$745,991
Support	116,550	74,574	130,986

Consolidated operating profit (loss)	$238,845	$(33,052)	$144,170
Operating profit (loss) by business segment:
Technical	$217,144	$(20,328)	$110,648
Support	31,086	(1,636)	36,515
Corporate expenses	(13,143)	(12,231)	(9,360)
Gain on disposition of assets, net	3,758	1,143	6,367

Net income (loss)	$146,742	$(22,745)	$83,403
Earnings (loss) per share — diluted	$1.00	$(0.16)	$0.85
Percentage of cost of revenues to revenues	55%	67%	57%
Percentage of selling, general and administrative expenses to revenues	11%	17%	13%
Percentage of depreciation and amortization expense to revenues	12%	22%	14%
Effective income tax rate	38.2%	32.1%	39.5%
Average U.S. domestic rig count	1,536	1,089	1,879
Average natural gas price (per thousand cubic feet (mcf))	$4.38	$3.90	$8.81
Average oil price (per barrel)	$79.27	$61.90	$99.96

Year Ended December 31, 2010 Compared To Year Ended December 31, 2009

Revenues. Revenues in 2010 increased $508.5 million or 86.5 percent compared to 2009.  The Technical Services segment revenues for 2010 increased 90.9 percent from the prior year due primarily to higher activity levels from expanded customer commitments and improved pricing.  The Support Services segment revenues for 2010 increased 56.3 percent from the prior year due to higher activity levels and improved pricing.

Domestic revenues increased 92 percent during 2010 compared to 2009 to $1,041.5 million due to increased customer activity levels coupled with increased capacity of equipment.  The average price of natural gas increased by 12 percent and the average price of oil increased by approximately 28 percent during 2010 compared to the prior year.  In conjunction with the increase in natural gas prices, the average domestic rig count during 2010 was 41 percent higher than in 2009.  This increase in drilling activity had a positive impact on our financial results.  We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.  International revenues, which increased from $44.8 million in 2009 to $54.9 million in 2010, were five percent of consolidated revenues.  These international revenue increases were due mainly to higher customer activity levels in Canada and Qatar, compared to the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of revenues.  Cost of revenues in 2010 was $606.1 million compared to $393.8 million in 2009, an increase of $212.3 million or 53.9 percent.  The increase in these costs was due to the variable nature of most of these expenses.  However, cost of revenues, as a percent of revenues, decreased significantly due to leverage of employment and other direct costs over higher activity levels coupled with improved pricing for our services in 2010 compared to 2009.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 24.7 percent to $121.8 million in 2010 compared to $97.7 million in 2009.  This increase was primarily due to increases in total employment costs, including increased incentive compensation consistent with improved operating results.  However, as a percentage of revenues, selling, general and administrative expenses decreased to 11.1 percent in 2010 compared to 16.6 percent in 2009 due to leverage of the fixed costs over higher revenues.

Depreciation and amortization.  Depreciation and amortization were $133.4 million in 2010, an increase of $2.8 million or 2.1 percent compared to $130.6 million in 2009. This increase resulted from a higher level of capital expenditures during recent quarters within both Support Services and Technical Services to increase capacity and to maintain our existing equipment.

Gain on disposition of assets, net. Gain on the disposition of assets, net increased due primarily to increased gains related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment due to the increased intensity of work.

Other income, net.  Other income, net was $1.3 million in 2010, a decrease of $279 thousand compared to other expense of $1.6 million in 2009.  The increase is mainly due to the current year increase in the fair value of trading securities held in the non-qualified Supplemental Retirement Plan.   In addition to changes in the fair value of trading securities, other income (expense) includes gains (losses) from settlements of various legal and insurance claims and royalty payments.

Interest expense.   Interest expense was $2.7 million in 2010 compared to $2.2 million in 2009.  The increase is primarily due to higher interest rates in 2010 incurred on outstanding interest bearing advances on our revolving credit facility.

Interest income.   Interest income decreased to $46 thousand in 2010 compared to $147 thousand in 2009 as a result of a lower average investable cash balance in 2010 compared to 2009.

Income tax provision (benefit).  The income tax provision was $90.8 million in 2010 compared to an income tax benefit of $10.8 million in 2009.  The change is due to the level of income before income tax in 2010, coupled with an increase in the effective tax rate to 38.2 percent in 2010 from 32.1 percent in 2009.

Net income (loss)and diluted earnings (loss) per share.   Net income was $146.7 million in 2010, or $1.00 per diluted share, compared to net loss of $22.7 million, or $0.16 per share in 2009.  This improvement was due to increased revenues and lower, as a percentage of revenues, costs of revenues, selling, general and administrative expenses and depreciation expense.

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

Revenues. Revenues in 2009 decreased $289.1 million or 33.0 percent compared to 2008.  The Technical Services segment revenues for 2009 decreased 31.2 percent from the prior year due primarily to highly competitive pricing coupled with lower equipment utilization.  The Support Services segment revenues for 2009 decreased 43.1 percent from 2008 due to decreased customer activity and significantly lower pricing in the rental tool service line, the largest within this segment.

Domestic revenues decreased 36 percent to $543.0 million during 2009 compared to 2008 due to decreased customer activity and competitive pricing in our largest service lines, such as pressure pumping and rental tools.  The average price of natural gas decreased by 56 percent and the average price of oil decreased by approximately 38 percent during 2009 compared to 2008.  In conjunction with the decrease in natural gas prices, the average domestic rig count during 2009 was 42 percent lower than in 2008.  This decrease in drilling activity had a negative impact on our financial results.  We believe that our activity levels are affected more by the price of natural gas than by the price of oil, because the majority of U.S. domestic drilling activity relates to natural gas, and many of our services are more appropriate for gas wells than oil wells.  Foreign revenues, which increased from $30.8 million in 2008 to $44.8 million in 2009, were eight percent of consolidated revenues.  These revenue increases were due mainly to higher customer activity levels in New Zealand and Mexico compared to 2008.  Our international revenues are impacted by the timing of project initiation and their ultimate duration.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased 16.6 percent to $97.7 million in 2009 compared to $117.1 million in 2008.  This decrease was primarily due to lower employment costs and other expenses resulting from expense reduction efforts instituted during 2009.  In response to the industry downturn that RPC experienced in the third and fourth quarters of 2008 and most of 2009, the Company undertook several measures which it believes reduced its operating and net losses for the 12 months ended December 31, 2009.  Primary among these measures was a reduction in employment costs, which we accomplished by headcount reductions among both field and administrative employees.  During 2009, RPC reduced its headcount by 22 percent.  This headcount reduction, along with other compensation reductions, resulted in a 22 percent decrease in total employment costs in 2009 as compared to 2008.  As a percentage of revenues, selling, general and administrative expenses increased to 16.6 percent in 2009 compared to 13.4 percent in 2008.

Depreciation and amortization.  Depreciation and amortization were $130.6 million in 2009, an increase of $12.2 million or 10.3 percent compared to $118.4 million in 2008. This increase resulted from a higher level of capital expenditures during 2009 within both Support Services and Technical Services to increase capacity and to maintain our existing equipment.

Gain on disposition of assets, net. Gain on the disposition of assets, net decreased due primarily to decreased gains related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income (expense), net.  Other income, net was $1.6 million in 2009, an increase of $2.8 million compared to other expense of $1.2 million in 2008.  The increase is mainly due to the 2009 increase in the fair value of trading securities held in the non-qualified Supplemental Retirement Plan.   In addition to changes in the fair value of trading securities, other income (expense) includes gains (losses) from settlements of various legal and insurance claims and royalty payments.

Interest expense.   Interest expense was $2.2 million in 2009 compared to $5.3 million in 2008.  The decrease is due to lower interest expense in 2009 incurred on lower outstanding interest bearing advances on our revolving credit facility.  During 2009 RPC also reduced its capital expenditures due to the industry downturn.  While we reduced capital expenditures in order to strengthen our balance sheet and preserve cash, and because we did not believe the potential expenditures met our financial return criteria, this action also had the effect of reducing interest expense.

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

Net (loss) income and diluted (loss) earnings per share.   Net loss was $22.7 million in 2009, or $0.16 per share, compared to net income of $83.4 million, or $0.57 per diluted share in 2008.  This decrease is due to decreased revenues and higher, as a percentage of revenues, costs of revenues, selling, general and administrative expenses and depreciation expense.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $9.0 million as of December 31, 2010, $4.5 million as of December 31, 2009 and $3.0 million as of December 31, 2008.

The following table sets forth the historical cash flows for the years ended December 31:
	(in thousands)
	2010	2009	2008
Net cash provided by operating activities	$168,657	$168,740	$177,320
Net cash used for investing activities	(171,769)	(61,144)	(158,953)
Net cash provided by (used for) financing activities	7,658	(106,144)	(21,668)

2010

Cash provided by operating activities was comparable in 2010 compared to the prior year despite net income increasing significantly to $146.7 million in 2010 compared to net loss of $22.7 million in 2009. This contribution of net income to cash provided by operating activities was largely offset by increases in working capital requirements.  Increased business activity levels and revenues in 2010 resulted in higher accounts receivable and increased inventory, partially offset by increases in accounts payable and accrued payroll including bonuses, consistent with higher activity levels and profitability.

Cash used for investing activities in 2010 increased by $110.6 million compared to 2009, primarily as a result of higher capital expenditures.

Cash provided by (used for) financing activities in 2010 increased by $113.8 million compared to 2009, primarily due to the net increase in borrowings under our credit facility during 2010 to fund working capital requirements and capital expenditures.

2009

Cash provided by operating activities decreased by $8.6 million in 2009 compared to 2008.  Net loss was $22.7 million in 2009 compared to net income of $83.4 million in 2008, decreasing cash provided by operating activities partially offset by decreases in working capital requirements.  Decreased business activity levels and revenues in 2009 resulted in lower accounts receivable and prepaid expenses partially offset by increased inventory and declines in accounts payable and accrued payroll including bonuses, consistent with lower activity levels and profitability.

Cash used for investing activities in 2009 decreased by $97.8 million compared to 2008, primarily as a result of lower capital expenditures.

Cash used for financing activities in 2009 increased by $84.5 million compared to 2008, primarily due to the reduction in notes payable to banks during 2009, partially offset by a decrease in common stock purchased and retired.

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2010, remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization which includes a revolving credit facility and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $350 million revolving credit facility that matures in August 2015.   The facility contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens, merge or consolidate with another entity.  A total of $209.9 million was available under the facility as of December 31, 2010; approximately $18.8 million of the facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  For additional information with respect to RPC’s facility, see Note 6 of the Notes to Consolidated Financial Statements.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position, including access to borrowings under our facility, and the expected amount of cash to be provided by operations.  We believe our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels.  The Company’s decisions about the amount of cash to be used for investing and financing activities could be influenced by the financial covenants in our credit facility but we do not expect the covenants to restrict our planned activities.  The Company is in compliance with these financial covenants.

Cash Requirements

Capital expenditures were $187.5 million in 2010, and we currently expect capital expenditures to be in excess of $250.0 million in 2011.  We expect these expenditures to be primarily directed towards revenue-producing equipment in our larger, core service lines including pressure pumping, snubbing, nitrogen, and rental tools.  The actual amount of 2011 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  During the second quarter of 2010, the Company contributed $0.6 million to the pension plan.  The Company expects that additional contributions to the defined benefit pension plan of $0.6  million will be required in 2011 to achieve the Company’s funding objective.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of up to 17,718,750 shares of which 4,210,898 additional shares were available to be repurchased as of December 31, 2010.  The program does not have a predetermined expiration date.

On January 26, 2011, the Board of Directors approved a $0.07 per share cash dividend, payable March 10, 2011 to stockholders of record at the close of business on February 10, 2011.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company’s significant contractual obligations as of December 31, 2010:

Contractual obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$121,250	$-	$-	$121,250	$-
Interest on long-term debt obligations	21,898	4,692	9,385	7,821	-
Capital lease obligations	-	-	-	-	-
Operating leases (1)	14,098	5,202	6,051	2,559	286
Purchase obligations (2)	209	209	-	-	-
Other long-term liabilities (3)	2,415	-	2,415	-	-
Total contractual obligations	$159,870	$10,103	$17,851	$131,360	$286

(1)	Operating leases include agreements for various office locations, office equipment, and certain operating equipment.
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

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers.  During 2010, the Company incurred higher fuel costs due to increased commodity prices compared to 2009.  Also, the Company believes that it will be subject to upward wage pressures 2011. Finally, the costs of certain materials and equipment used to provide services to RPC’s customers remain high and may increase during 2011 if oilfield activity remains strong.  The Company has attempted to mitigate the risk of cost increases by securing materials and equipment through additional sources and increasing amounts held in inventory, although no assurance can be given that these efforts will be successful.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products.  Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $689,000 in 2010, $713,000 in 2009 and $842,000 in 2008. The Company’s receivable due from Marine Products for these services as of December 31, 2010 and 2009 was approximately $65,000.  The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $551,000 in 2010, $409,000 in 2009 and $393,000 in 2008.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice.  The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $94,000 in 2010, $87,000 in 2009 and $90,000 in 2008.

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

Allowance for doubtful accounts — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies.  Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility.  Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Provisions for doubtful accounts are recorded in selling, general and administrative expenses.  Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected.  Significant recoveries will generally reduce the required provision in the period of recovery.  Therefore, the provision for doubtful accounts can fluctuate significantly from period to period.  Recoveries were insignificant in 2010 and 2009.  Recoveries in 2008 totaled $1.5 million, causing a reduction in bad debt expense in 2008.  We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

The estimated allowance for doubtful accounts is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region.  In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables which we adjust periodically based on management judgment and the economic strength of our customers.  Excluding the effect of the recoveries referred to above, the net provisions for doubtful accounts have ranged from 0.10 percent to 0.45 percent of revenues over the last three years.  Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2010 would have resulted in a change of approximately $1.5 million to the allowance for doubtful accounts and a corresponding change to selling, general and administrative expenses.

Income taxes — The effective income tax rates were 38.2 percent in 2010, 32.1 percent in 2009 and 39.5 percent in 2008.  Our effective tax rates vary due to changes in estimates of our future taxable income, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments.  As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Insurance expenses – The Company self insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability.  The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims.  The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims.  As of December 31, 2010, the Company estimates the range of exposure to be from $12.0 million to $15.3 million.  The Company has recorded liabilities at December 31, 2010 of approximately $13.6 million which represents management’s best estimate of probable loss.

Depreciable life of assets — RPC’s net property, plant and equipment at December 31, 2010 was $453.0 million representing 51.0 percent of the Company’s consolidated assets.  Depreciation and amortization expenses for the year ended December 31, 2010 were $133.4 million.  Management judgment is required in the determination of the estimated useful lives used to calculate the annual and accumulated depreciation and amortization expense.

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

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment adviser.   Differences between the expected long-term return on plan assets and the actual return are amortized over future years.  Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense.  The Company’s assumption for the expected return on plan assets was seven percent for 2010 and 2009 and eight percent for 2008.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach.  The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plan are forecasted and then compared to a portfolio of investment grade corporate bonds that will mature at the same time that the benefit payments are due in any given year.  The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds.   A lower discount rate increases the present value of benefit obligations.  The discount rate was 5.49 percent as of December 31, 2010 compared to 6.00 percent in 2009 and 6.84 percent in 2008.

As set forth in note 10 to the Company’s financial statements, included among the asset categories for the Plan’s investments are real estate, tactical composite and alternative investments comprised of investments in real estate and hedge funds.  These investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2009-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested.  These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments.  The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

As of December 31, 2010, the defined benefit plan was under-funded and the recorded change within accumulated other comprehensive loss decreased stockholders’ equity by $1.4 million after tax.   Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.50 percentage points would not result in a significant pre-tax change to the net loss related to pension reflected in accumulated other comprehensive loss.

The Company recognized pre-tax pension (income) expense of $0.6 million in 2010, $2.0 million in 2009 and $(0.4) million in 2008.  Based on the under-funded status of the defined benefit plan as of December 31, 2010, the Company expects to recognize pension expense of $0.5 million in 2011.  Holding all other factors constant, a change in the expected long-term rate of return on plan assets by 0.50 percentage points would result in an increase or decrease in pension expense of approximately $0.1 million in 2011.   Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an increase or decrease in pension expense of approximately $1.0 million in 2011.

New Accounting Pronouncements

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
The Company complied with these disclosure requirements in its annual report on Form 10-K for the year ended December 31, 2009 and plans to provide the disclosures in every reporting period as necessary.  Adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

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

●
ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The amendments to the Codification in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  These amendments are effective starting in the first quarter of 2011 with early adoption not permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

●
ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments to the Codification in this ASU apply to any public entity that enters into business combinations that are material on an individual or aggregate basis and specify that the entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning in January 2011 with early adoption permitted.  The Company plans to adopt these provisions for all acquisitions completed beginning in 2011 and provide the appropriate disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of December 31, 2010, there are outstanding interest-bearing advances of $121.3 million on our credit facility which bear interest at a floating rate. Effective December 2008, we entered into an interest rate swap agreement that effectively converted $50 million of the outstanding variable-rate borrowings under the revolving credit facility to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes.  Under this agreement, the Company and the issuing lender settle each month for the difference between a fixed interest rate of 2.07 percent and a comparable one month variable-rate interest paid to the syndicate of lenders under our credit facility on the same notional amount, excluding the margin.  The swap agreement terminates on September 8, 2011.  As of December 31, 2010 the interest rate swap had a negative fair value of $610,000.  An increase in interest rates of one half of one percent would result in the interest rate swap having a negative fair value of approximately $458,000 at December 31, 2010.  A decrease in interest rates of one half of one percent would result in the interest rate swap having a negative fair value $765,000 at December 31, 2010.   A change in interest rates will have no impact on the interest expense associated with the $50,000,000 of borrowings under the credit facility that are subject to the interest rate swap.  A change in interest rates of one percent on the balance outstanding on the credit facility at December 31, 2010 not subject to the interest rate swap would cause a change of $0.7 million in total annual interest costs.

Additionally, the Company is exposed to market risk resulting from changes in foreign exchange rates.  However, since the majority of the Company’s transactions occur in U.S. currency, this risk is not expected to have a material effect on its consolidated results of operations or financial condition.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2010.

 The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2010, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 31.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
March 4, 2011

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
RPC, Inc.

We have audited RPC, Inc. (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 4, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 4, 2011

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders
RPC, Inc.

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia
March 4, 2011

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
RPC, INC. AND SUBSIDIARIES

(in thousands except share information)
December 31,	2010	2009
ASSETS
Cash and cash equivalents	$9,035	$4,489
Accounts receivable, net	294,002	130,619
Inventories	64,059	55,783
Deferred income taxes	7,426	4,894
Income taxes receivable	17,251	18,184
Prepaid expenses and other current assets	6,905	5,485
Current assets	398,678	219,454
Property, plant and equipment, net	453,017	396,222
Goodwill	24,093	24,093
Other assets	12,083	9,274
Total assets	$887,871	$649,043
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$78,743	$49,882
Accrued payroll and related expenses	23,881	10,708
Accrued insurance expenses	5,141	4,315
Accrued state, local and other taxes	2,988	2,001
Income taxes payable	5,788	647
Other accrued expenses	963	220
Current liabilities	117,504	67,773
Long-term accrued insurance expenses	8,489	8,597
Notes payable to banks	121,250	90,300
Long-term pension liabilities	18,397	14,647
Other long-term liabilities	2,448	1,838
Deferred income taxes	80,888	56,165
Total liabilities	348,976	239,320
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.10 par value, 159,000,000 shares authorized, 148,175,995 and 147,547,004 shares issued and outstanding in 2010 and 2009, respectively	14,818	14,754
Capital in excess of par value	6,460	2,720
Retained earnings	527,150	401,055
Accumulated other comprehensive loss	(9,533)	(8,806)
Total stockholders’ equity	538,895	409,723
Total liabilities and stockholders’ equity	$887,871	$649,043

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2010	2009	2008
REVENUES	$1,096,384	$587,863	$876,977
COSTS AND EXPENSES:
Cost of revenues	606,098	393,806	503,631
Selling, general and administrative expenses	121,839	97,672	117,140
Depreciation and amortization	133,360	130,580	118,403
Gain on disposition of assets, net	(3,758)	(1,143)	(6,367)
Operating profit (loss)	238,845	(33,052)	144,170
Interest expense	(2,662)	(2,176)	(5,282)
Interest income	46	147	73
Other income (expense), net	1,303	1,582	(1,176)
Income (loss) before income taxes	237,532	(33,499)	137,785
Income tax provision (benefit)	90,790	(10,754)	54,382
Net income (loss)	$146,742	$(22,745)	$83,403
EARNINGS (LOSS) PER SHARE
Basic	$1.01	$(0.16)	$0.57
Diluted	$1.00	$(0.16)	$0.57
Dividends paid per share	$0.141	$0.148	$0.160

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
RPC, INC. AND SUBSIDIARIES

(in thousands)

						Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Capital in Excess of Par Value
Three Years Ended December 31, 2010		Common Stock			Retained Earnings
		Shares	Amount				Total
Balance, December 31, 2007		98,040	$9,804	$16,728	$385,281	$(2,541)	$409,272
Stock issued for stock incentive plans, net		1,288	128	5,654	—	—	5,782
Stock purchased and retired		(1,623)	(162)	(19,238)	—	—	(19,400)
Net income	$83,403	—	—	—	83,403	—	83,403
Pension adjustment, net of taxes	(6,053)	—	—	—	—	(6,053)	(6,053)
Loss on cash flow hedge, net of taxes	(527)	—	—	—	—	(527)	(527)
Unrealized loss on securities, net of taxes	(585)	—	—	—	—	(585)	(585)
Foreign currency translation, net of taxes	(326)	—	—	—	—	(326)	(326)
Comprehensive income	$75,912
Dividends declared		—	—	—	(23,328)	—	(23,328)
Excess tax benefits for share-based payments		—	—	846	—	—	846
Three-for-two stock split		48,853	4,885	(4,885)			—
Balance, December 31, 2008		146,558	14,655	(895)	445,356	(10,032)	449,084
Stock issued for stock incentive plans, net		911	91	4,323	—	—	4,414
Stock purchased and retired		(252)	(25)	(2,096)	—	—	(2,121)
Net loss	$(22,745)	—	—	—	(22,745)	—	(22,745)
Pension adjustment, net of taxes	897	—	—	—	—	897	897
Gain on cash flow hedge, net of taxes	7	—	—	—	—	7	7
Unrealized gain on securities, net of taxes	91	—	—	—	—	91	91
Foreign currency translation, net of taxes	231	—	—	—	—	231	231
Comprehensive loss	$(21,519)
Dividends declared		—	—	—	(21,556)	—	(21,556)
Excess tax benefits for share-based payments		—	—	1,421	—	—	1,421
Three-for-two stock split		330	33	(33)			—
Balance, December 31, 2009		147,547	$14,754	$2,720	$401,055	$(8,806)	$409,723
Stock issued for stock incentive plans, net		587	59	4,889	—	—	4,948
Stock purchased and retired		(144)	(14)	(1,781)	—	—	(1,795)
Net income	$146,742	—	—	—	146,742	—	146,742
Pension adjustment, net of taxes	(1,350)	—	—	—	—	(1,350)	(1,350)
Gain on cash flow hedge, net of taxes	133	—	—	—	—	133	133
Unrealized gain on securities, net of taxes	281	—	—	—	—	281	281
Foreign currency translation, net of taxes	209	—	—	—	—	209	209
Comprehensive income	$146,015
Dividends declared		—	—	—	(20,647)	—	(20,647)
Excess tax benefits for share-based payments		—	—	651	—	—	651
Three-for-two stock split		186	19	(19)			—
Balance, December 31, 2010		148,176	$14,818	$6,460	$527,150	$(9,533)	$538,895

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RPC, Inc. and Subsidiaries

(in thousands)
Years ended December 31,	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$146,742	$(22,745)	$83,403
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	133,253	130,581	118,444
Stock-based compensation expense	4,909	4,440	3,732
Gain on disposition of assets, net	(3,758)	(1,143)	(6,367)
Deferred income tax provision	22,262	1,669	27,199
Excess tax benefits for share-based payments	(651)	(1,421)	(846)
Changes in current assets and liabilities:
Accounts receivable	(163,162)	80,035	(34,508)
Income taxes receivable	1,584	(1,159)	(2,462)
Inventories	(8,130)	(5,798)	(20,377)
Prepaid expenses and other current assets	(852)	2,575	(2,231)
Accounts payable	14,191	(5,711)	9,691
Income taxes payable	5,141	(2,712)	(981)
Accrued payroll and related expenses	13,173	(9,690)	2,426
Accrued insurance expenses	826	(325)	(113)
Accrued state, local and other taxes	987	(394)	676
Other accrued expenses	112	(167)	(203)
Changes in working capital	(136,130)	56,654	(48,082)
Changes in other assets and liabilities:
Pension liabilities	1,628	4,882	(481)
Accrued insurance expenses	(108)	199	232
Other non-current assets	(920)	(2,597)	(20)
Other non-current liabilities	1,430	(1,779)	106
Net cash provided by operating activities	168,657	168,740	177,320
INVESTING ACTIVITIES
Capital expenditures	(187,486)	(67,830)	(170,318)
Proceeds from sale of assets	15,717	6,686	11,365
Net cash used for investing activities	(171,769)	(61,144)	(158,953)
FINANCING ACTIVITIES
Payment of dividends	(20,647)	(21,556)	(23,328)
Borrowings from notes payable to banks	516,600	276,100	392,300
Repayments of notes payable to banks	(485,650)	(360,250)	(374,250)
Debt issue costs for notes payable to banks	(1,886)	(234)	(94)
Excess tax benefits for share-based payments	651	1,421	846
Cash paid for common stock purchased and retired	(1,650)	(1,747)	(17,489)
Proceeds received upon exercise of stock options	240	122	347
Net cash provided by (used for) financing activities	7,658	(106,144)	(21,668)
Net increase (decrease) in cash and cash equivalents	4,546	1,452	(3,301)
Cash and cash equivalents at beginning of year	4,489	3,037	6,338
Cash and cash equivalents at end of year	$9,035	$4,489	$3,037

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008
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

Preferred Stock

RPC is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2010, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Dividends

On January 26, 2011, the Board of Directors approved a $0.07 per share cash dividend payable March 10, 2011 to stockholders of record at the close of business on February 10, 2011.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008
Concentration of Credit Risk

Substantially all of the Company’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.  The Company provided oilfield services to several hundred customers. One customer at, 15 percent, accounted for more than ten percent of the Company’s 2010 revenues.  Two customers individually accounted for 13 percent and 12 percent of the Company’s 2009 revenues.  No customers accounted for more than 10 percent of 2008 revenues.  Additionally, one customer accounted for 15 percent of accounts receivable as of December 31, 2010 and one customer accounted for 12 percent of accounts receivable as of December 31, 2009.

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

Investments

Investments classified as available-for-sale are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company did not realize any gains or losses on securities during 2010, 2009 or 2008 on its available-for-sale securities.  Securities that are held in the non-qualified Supplemental Retirement Plan (“SERP”) are classified as trading.   See Note 10 for further information regarding the SERP.  The change in fair value of trading securities is presented in other income (expense) on the consolidated statements of operations.

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

Allowance for Doubtful Accounts

Accounts receivable are carried at the amount owed by customers, reduced by an allowance for estimated amounts that may not be collectible in the future. The estimated allowance for doubtful accounts is based on an evaluation of industry trends, financial condition of customers, historical write-off experience, current economic conditions, and in the case of international customers, judgments about the economic and political environment of the related country and region. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of previously written-off accounts are recorded when collected.

Inventories

Inventories, which consist principally of (i) raw materials and supplies that are consumed providing services to the Company’s customers, (ii) spare parts for equipment used in providing these services and (iii) manufactured components and attachments for equipment used in providing services, are recorded at the lower of weighted average cost or market value. Market value is determined based on replacement cost for material and supplies. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008
Derivative Instruments and Hedging Activities

The Company is subject to interest rate risk on the variable component of the interest rate under our credit facility.  Effective December 2008, the Company entered into a $50 million interest rate swap agreement.  The agreement terminates on September 8, 2011.  The Company has designated the interest rate swap as a cash flow hedge.  Changes in the fair value of the effective portion of the interest rate swap are recognized in other comprehensive loss until the hedged item is recognized in earnings.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $24,093,000 at December 31, 2010 and 2009.  Goodwill is reviewed annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, for impairment.  In reviewing goodwill for impairment, potential impairment is measured by comparing the estimated fair value of a reporting unit with its carrying value.  Based upon the results of these analyses, the Company has concluded that no impairment of its goodwill has occurred for the years ended December 31, 2010, 2009 and 2008.

Other intangibles primarily represent non-compete agreements related to businesses acquired.  Non-compete agreements are amortized on a straight-line basis over the period of the agreement, as this method best estimates the ratio that current revenues bear to the total of current and anticipated revenues.  These non-compete agreements are fully amortized as of December 31, 2010 and 2009.

Advertising

Advertising expenses are charged to expense during the period in which they are incurred.  Advertising expenses totaled $1,782,000 in 2010, $1,065,000 in 2009 and $1,957,000 in 2008.

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
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008
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

Three-for-Two Stock Split

On October 26, 2010 RPC’s Board of Directors declared a three-for-two stock split of the Company’s common shares.  The additional shares were distributed on December 10, 2010, to stockholders of record on November 10, 2010.  All share, earnings per share, and dividends per share data presented in the accompanying financial statements have been adjusted to reflect this stock split.

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

The basic and diluted calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. Basic and diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the respective periods.

A reconciliation of weighted average shares outstanding along with the earnings (loss) per share attributable to restricted shares of common stock (participating securities) is as follows:

(In thousands except per share data )	2010	2009	2008
Net income (loss) available for stockholders:	$146,742	$(22,745)	$83,403
Less: Dividends paid
Common stock	(20,294)	(21,229)	(22,905)
Restricted shares of common stock	(353)	(327)	(423)
Undistributed earnings (loss)	$126,095	$(44,301)	$60,075

Allocation of undistributed earnings:
Common stock	$123,536	$(43,408)	$58,992
Restricted shares of common stock	2,559	(893)	1,083

Basic shares outstanding:
Common stock	141,866	141,390	142,125
Restricted shares of common stock	3,123	3,068	2,723
	144,989	144,458	144,848
Diluted shares outstanding:
Common stock	141,866	141,390	142,125
Dilutive effect of options	1,548	-	1,950
	143,414	141,390	144,075
Restricted shares of common stock	3,123	3,068	2,723
	146,537	144,458	146,798
Basic earnings per share:
Common stock:
Distributed earnings	$0.14	$0.15	$0.16
Undistributed earnings (loss)	0.87	(0.31)	0.42
	$1.01	$(0.16)	$0.58
Restricted shares of common stock:
Distributed earnings	$0.11	$0.11	$0.16
Undistributed earnings (loss)	0.82	(0.29)	0.40
	$0.93	$(0.18)	$0.56
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.14	$0.15	$0.16
Undistributed earnings (loss)	0.86	(0.31)	0.41
	$1.00	$(0.16)	$0.57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

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

New Accounting Pronouncements

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
Years ended December 31, 2010, 2009 and 2008

4.	disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The Company complied with these disclosure requirements in its annual report on Form 10-K for the year ended December 31, 2009 and plans to provide the disclosures in every reporting period as necessary.  Adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

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

●
ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The amendments to the Codification in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  These amendments are effective starting in the first quarter of 2011 with early adoption not permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

●
ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments to the Codification in this ASU apply to any public entity that enters into business combinations that are material on an individual or aggregate basis and specify that the entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning in January 2011 with early adoption permitted.  The Company plans to adopt these provisions for all acquisitions completed beginning in 2011 and provide the appropriate disclosures.

Note 2: Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2010	2009
(in thousands)
Trade receivables:
Billed	$216,201	$98,275
Unbilled	84,977	34,753
Other receivables	1,519	801
Total	302,697	133,829
Less: allowance for doubtful accounts	(8,695)	(3,210)
Accounts receivable, net	$294,002	$130,619

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

Trade receivables relate to sale of our services and products, for which credit is extended based on our evaluation of the customer’s credit worthiness.  Unbilled receivables represent revenues earned but not billed to the customer until future dates, usually within one month.  Other receivables consist primarily of amounts due from purchasers of Company property and rebates from suppliers.

Changes in the Company’s allowance for doubtful accounts are as follows:

Years Ended December 31,	2010	2009
(in thousands)
Beginning balance	$3,210	$6,199
Bad debt expense	4,812	660
Accounts written-off	(730)	(3,763)
Recoveries	1,403	114
Ending balance	$8,695	$3,210

Note 3: Inventories

Inventories are $64,059,000 at December 31, 2010 and $55,783,000 at December 31, 2009 and consist of raw materials, parts and supplies.

Note 4: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2010	2009
(in thousands)
Land	$15,053	$14,980
Buildings and leasehold improvements	82,457	80,928
Operating equipment	755,028	631,666
Capitalized software	15,899	15,391
Furniture and fixtures	4,690	4,342
Vehicles	219,555	180,408
Construction in progress	1,821	35
Gross property, plant and equipment	1,094,503	927,750
Less: accumulated depreciation	(641,486)	(531,528)
Net property, plant and equipment	$453,017	$396,222

Depreciation expense was $133.4 million in 2010, $130.6 million in 2009 and $118.4 million in 2008.  There are no capital leases outstanding as of December 31, 2010 and December 31, 2009.  The Company had accounts payable for purchases of property and equipment of approximately $18.1 million, $3.7 million and $9.4 million as of December 31, 2010, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008
Note 5: Income Taxes

The following table lists the components of the provision (benefit) for income taxes:

Years ended December 31,	2010	2009	2008
(in thousands)
Current provision (benefit):
Federal	$56,289	$(13,490)	$20,793
State	11,180	235	5,453
Foreign	1,059	832	937
Deferred provision (benefit):
Federal	22,833	1,698	25,486
State	(571)	(29)	1,713
Total income tax provision (benefit)	$90,790	$(10,754)	$54,382

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	(2.4)	3.2
Tax credits	(0.6)	1.3	(0.8)
Non-deductible expenses	0.4	(2.6)	0.9
Other	0.5	0.8	1.2
Effective tax rate	38.2%	32.1%	39.5%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2010	2009
(in thousands)
Deferred tax assets:
Self-insurance	$5,643	$5,445
Pension	6,715	5,346
State net operating loss carryforwards	2,955	1,742
Bad debts	3,219	1,361
Accrued payroll	1,460	866
Stock-based compensation	2,538	2,413
All others	232	149
Valuation allowance	(1,295)	(1,550)
Gross deferred tax assets	21,467	15,772
Deferred tax liabilities:
Depreciation	(89,456)	(62,640)
Goodwill amortization	(5,020)	(4,403)
All others	(453)	-
Gross deferred tax liabilities	(94,929)	(67,043)
Net deferred tax liabilities	$(73,462)	$(51,271)

Historically and currently, undistributed earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been recorded.  Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

As of December 31, 2010, the Company has net operating loss carryforwards related to state income taxes of approximately $68.2 million that will expire between 2011 and 2030.  As of December 31, 2010 the Company has a valuation allowance of approximately $1.3 million, representing the tax affected amount of loss carryforwards that the Company does not expect to utilize, against the corresponding deferred tax asset.

Total net income tax payments (refunds) were $61,632,000 in 2010, ($8,351,000) in 2009 and $29,714,000 in 2008.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.  Accrued interest and penalties were immaterial to the financial statements as of December 31, 2010 and 2009.

The Company’s liability for unrecognized tax benefits was $33 thousand as of December 31, 2010 and $30 thousand as of December 31, 2009, all of which would affect our effective rate if recognized.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2010 and 2009 are as follows:

Years Ended December 31,	2010	2009
(in thousands)
Beginning balance	$30	$11
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	3	19
Reductions for tax positions of prior years	-	-
Ending balance	$33	$30

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions.  In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities.  The Company’s 2007 through 2010 tax years remain open to examination.

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months.  These changes may be the result of, among other things, state tax settlements under Voluntary Disclosure Agreements.  However, quantification of an estimated range cannot be made at this time.

Note 6: Long-Term Debt

On August 31, 2010, the Company replaced its $200 million credit facility with a new $350 million revolving credit facility with Banc of America Securities, LLC, SunTrust Robinson Humphrey, Inc., and Regions Capital Markets as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders. The facility includes a full and unconditional guarantee by the Company’s 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of RPC and its subsidiaries.  The subsidiaries of the Company that are not guarantors are considered minor.

The facility has a general term of five years and provides for an unsecured line of credit of up to $350 million, which includes a $50 million letter of credit subfacility, and a $25 million swingline subfacility.  The maturity date of all revolving loans under the facility is August 31, 2015.  The Company has incurred loan origination fees and other debt related costs associated with the facility in the aggregate of approximately $1.9 million.  These costs are being amortized to interest expense over the five year term of the loan, and the net amount is classified as non-current other assets on the consolidated balance sheets.

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
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

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

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.  The Company was in compliance with these covenants as of and for the year ended December 31, 2010.

As of December 31, 2010, RPC has outstanding borrowings of $121.3 million under the facility.  Interest incurred and recorded as expense on the facility was $3,170,000 in 2010, $2,327,000 in 2009 and $5,188,000 in 2008. The weighted average interest rate was 3.0% in 2010, 1.8% in 2009 and 3.6% in 2008.  The Company capitalized interest incurred of $554,000 in 2010, $150,000 in 2009 and $1,064,000 in 2008 related to facilities and equipment under construction.  Additionally there were letters of credit relating to self-insurance programs and contract bids outstanding for $18.8 million as of December 31, 2010.

Cash interest paid (net of capitalized interest) was approximately $1,899,000 in 2010, $2,192,000 in 2009 and $5,232,000 in 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

Note 7: Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Net Loss On Cash Flow Hedge	Total
Balance at December 31, 2008	$(9,480)	$129	$(154)	$(527)	$(10,032)
Change during 2009:
Before-tax amount	1,413	143	530	11	2,097
Tax benefit	(516)	(52)	(299)	(4)	(871)
Total activity in 2009	897	91	231	7	1,226
Balance at December 31, 2009	$(8,583)	$220	$77	$(520)	$(8,806)
Change during 2010:
Before-tax amount	(2,125)	441	329	209	(1,146)
Tax expense (benefit)	775	(160)	(120)	(76)	419
Total activity in 2010	(1,350)	281	209	133	(727)
Balance at December 31, 2010	$(9,933)	$501	$286	$(387)	$(9,533)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2010 and 2009:

	Fair Value Measurements at December 31, 2010 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$8,445	$-
Available-for-sale securities – equity securities	1,124	-	-
Liabilities:
Interest rate swap	$-	$610	$-

	Fair Value Measurements at December 31, 2009 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$6,905	$-
Available-for-sale securities – equity securities	653	-	-
Liabilities:
Interest rate swap	$-	$820	$-

The Company determines the fair value of the marketable securities that are available-for-sale through quoted market prices.  The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. The trading securities are comprised of the SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. As a result, the Company classified these investments as using level 2 inputs.

At December 31, 2010 and 2009, there was $121,250,000 and $90,300,000 outstanding under the Company’s credit facility.  The fair value of these borrowings was $121,250,000 in 2010 and $88,043,000 in 2009.  The fair value of these borrowings was based on quotes from the lender (level 2 inputs). The borrowings under our revolving credit facility bear interest at the variable rate described in Note 6. We are subject to interest rate risk on the variable component of the interest rate.  Our risk management objective is to lock in the interest cash outflows on a portion of our debt.  As a result, as described in Note 6, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit facility to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  The fair value of this swap was negative $610,000 at December 31, 2010 and is recorded in other accrued expenses.  At December 31, 2009 the fair value of this swap was negative $820,000 and is recorded in other long-term liabilities.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

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

Note 9: Commitments and Contingencies

Lease Commitments - Minimum annual rentals, principally for noncancelable real estate and equipment leases with terms in excess of one year, in effect at December 31, 2010, are summarized in the following table:

(in thousands)
2011	$4,105
2012	3,612
2013	2,439
2014	1,565
2015	994
Thereafter	286
Total rental commitments	$13,001

Total rental expense, including short-term rentals, charged to operations was approximately $11,970,000 in 2010, $10,787,000 in 2009 and $9,109,000 in 2008.

Income Taxes - The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments.  Other long-term liabilities include $33,000 as of December 31, 2010 and $30,000 as of December 31, 2009, that represents the Company’s estimated liabilities for the probable assessments payable.

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

 In 2002, the Company’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the Retirement Income Plan. In lieu thereof, the Company began providing enhanced benefits in the form of cash contributions for certain longer serviced employees that had not reached the normal retirement age of 65 as of March 31, 2002. The contributions were discretionary and made annually based on continued employment over a seven year period ending in 2008. These discretionary contributions were made to either the SERP established by the Company or to the 401(k) plan for each employee that was entitled to the enhanced benefit. There was no expense related to the enhanced benefits for 2010 or 2009.  The expense related to enhanced benefits was $295,000 for 2008.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

The Company’s projected benefit obligation exceeds the fair value of the plan assets under its pension plan by $9,351,000 and thus the plan was under-funded as of December 31, 2010.

The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2010	2009
(in thousands)
Accumulated Benefit Obligation at end of year	$35,873	$32,190

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$32,190	$29,203
Service cost	—	—
Interest cost	1,893	1,938
Amendments	—	—
Actuarial (gain) loss	3,362	2,706
Benefits paid	(1,572)	(1,657)
Projected benefit obligation at end of year	$35,873	$32,190
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$24,932	$22,488
Actual return on plan assets	2,548	4,101
Employer contribution	614	—
Benefits paid	(1,572)	(1,657)
Fair value of plan assets at end of year	26,522	24,932

Funded status at end of year	$(9,351)	$(7,258)

December 31,	2010	2009
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(9,351)	(7,258)
	$(9,351)	$(7,258)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008
December 31,	2010	2009
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss (gain)	$15,642	$13,517
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$15,642	$13,517

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2010 and 2009 has been disclosed above.  The Company uses a December 31 measurement date for this qualified plan.

Amounts recognized in the consolidated balance sheets consist of:

December 31,	2010	2009
(in thousands)
Funded status	$(9,351)	$(7,258)
SERP contributions/deferrals	(9,046)	(7,389)
Long-term pension liabilities	$(18,397)	$(14,647)

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. RPC contributed $614,000 in 2010 but made no contributions in 2009.

The components of net periodic benefit cost are summarized as follows:
Years ended December 31,	2010	2009	2008
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,893	1,938	1,841
Expected return on plan assets	(1,720)	(1,521)	(2,543)
Amortization of net loss	409	1,538	285
Net periodic benefit plan cost (credit)	$582	$1,955	$(417)

The Company recognized pre-tax decreases (increases) to the funded status in comprehensive loss of $2,125,000 in 2010, $(1,413,000) in 2009 and $9,532,000 in 2008.  There were no previously unrecognized prior service costs as of December 31, 2010, 2009 and 2008.  The pre-tax amounts recognized in comprehensive loss for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

(in thousands)	2010	2009	2008
Net loss (gain)	$2,534	$125	$9,817
Amortization of net (loss) gain	(409)	(1,538)	(285)
Net transition obligation (asset)	—	—	—
Amount recognized in other comprehensive loss	$2,125	$(1,413)	$9,532

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2011 are as follows:

(in thousands)	2011
Amortization of net loss (gain)	$458
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic benefit plan cost	$458

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2010	2009	2008
Projected Benefit Obligation:
Discount rate	5.49%	6.00%	6.84%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	6.00%	6.84%	6.25%
Expected return on plan assets	7.00%	7.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

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

The Plan’s weighted average asset allocation at December 31, 2010 and 2009 by asset category along with the target allocation for 2011 are as follows:

Asset Category	Target Allocation for 2011	Percentage of Plan Assets as of December 31, 2010	Percentage of Plan Assets as of December 31, 2009
Debt Securities – Core Fixed Income	30.0%	26.2%	26.2%
Tactical – Fund of Equity and Debt Securities	20.0%	10.1%	5.2%
Domestic Equity Securities	25.0%	26.4%	25.0%
Global Equity Securities	2.8%	4.3%	4.4%
International Equity Securities	8.9%	13.8%	13.8%
Real Estate	5.6%	4.6%	4.2%
Real Return	5.6%	5.6%	-
Other	2.1%	9.0%	21.2%
Total	100.0%	100.0%	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

Some of our assets, primarily our private equity, real estate and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2010 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events.

Included among the asset categories for the Plans’ investments are real estate and other investments comprised of investments in real estate and hedge funds.  These investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2009-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

The following table presents our plan assets using the fair value hierarchy as of December 31, 2010 and December 31, 2009. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.  See Note 8 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2010:

Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$2,081	$2,081	$-	$-
Fixed Income Securities	(2)	6,937	-	6,937	-
Domestic Equity Securities		7,015	7,015	-	-
Global Equity Securities		1,153	-	1,153	-
International Equity Securities	(3)	3,672	1,636	2,036	-
Tactical Composite	(4)	2,687	-	2,687	-
Real Estate	(5)	1,210	-	-	1,210
Real Return	(6)	1,492	-	1,492	-
Alternative Investments	(7)	275	-	-	275
		$26,522	$10,732	$14,305	$1,485

Fair Value Hierarchy as of December 31, 2009:

Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$943	$943	$-	$-
Fixed Income Securities	(2)	6,529	-	6,529	-
Domestic Equity Securities		6,237	6,237	-	-
Global Equity Securities		1,085	-	1,085	-
International Equity Securities	(3)	3,440	1,475	1,965	-
Real Estate	(5)	1,039	-	-	1,039
Alternative Investments	(7)	5,659	-	1,302	4,357
		$24,932	$8,655	$10,881	$5,396

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Some international equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(4)
Tactical composite funds invest in stocks, bonds and cash, both domestic and international.  These assets are valued primarily using a market approach based on the quoted market prices of identical instruments in their respective markets.

(5)
Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

(6)
Real return funds invest in global equities, commodities and inflation protected core bonds that are valued primarily using a market approach based on the quoted market prices of identical instruments in their respective markets.

(7)
Alternative investments consist of fund-of-fund LLC or commingled fund structures. The LLCs are primarily valued based on Net Asset Values [NAV] calculated by the fund and are not publicly available. Liquidity for the LLCs is monthly and is subject to liquidity of the underlying funds. The commingled fund NAV is calculated by the manager on a daily basis and has monthly liquidity.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2010:

Investments (in thousands)	Balance at December 31, 2009	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2010
Real Estate	$1,039	$171	$-	$-	$1,210
Alternative Investments	4,357	(235)	(2,127)	(1,720)	275
	$5,396	$(64)	$(2,127)	$(1,720)	$1,485

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2009:

Investments (in thousands)	Balance at December 31, 2009	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2010
Real Estate	$1,723	$(360)	$(324)	$-	$1,039
Alternative Investments	4,114	243	-	-	4,357
	$5,837	$(117)	$(324)	$-	$5,396

The Company expects to contribute approximately $600,000 to the Retirement Income Plan in 2011 and does not expect to receive a refund in 2011.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2011	$1,659
2012	1,761
2013	1,867
2014	1,962
2015	2,036
2016-2020	11,716

Supplemental Executive Retirement Plan (SERP)

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP.  The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source for the deferred compensation obligations in the SERP.   The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time.  Investments in COLI policies consisted of $17.3 million in variable life insurance policies as of December 31, 2010 and December 31, 2009.  In the COLI policies, the Company is able to allocate investment of the assets across a set of choices provided by the insurance company, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

The Company classifies the SERP assets as trading securities as described in Note 1.  The fair value of these assets totaled $8,445,000 as of December 31, 2010 and $6,905,000 as of December 31, 2009.  The SERP assets are reported in other assets on the balance sheet. The changes in the fair value of these assets, and normal insurance expenses are recorded in the consolidated statement of operations as part of other income (expense), net. Trading gains (losses) related to the SERP assets totaled $701,000 for 2010, $1,373,000 for 2009 and $(1,661,000) for 2008.  The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the liabilities recorded as compensation cost in the statement of operations.

401(k) Plan

        RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than three months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. RPC matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the plan. Employees vest in the RPC contributions after three years of service. The charges to expense for the Company’s contributions to the 401(k) plan were approximately $2,485,000 in 2010, $2,621,000 in 2009 and $2,814,000 in 2008.

Stock Incentive Plans

        The Company has issued stock options and restricted stock to employees under two 10 year stock incentive plans that were approved by stockholders in 1994 and 2004.  The 1994 plan expired in 2004.  The Company reserved 7,593,750 shares of common stock under the 2004 Plan which expires in 2014.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock which are discussed in detail below.  As of December 31, 2010, there were approximately 2,700,000 shares available for grants.  The Company issues new shares from its authorized but unissued share pool.

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

        Pre-tax stock-based employee compensation expense was $4,909,000 in 2010 ($3,117,000 after tax), $4,440,000 in 2009 ($2,819,000 after tax) and $3,732,000 in 2008 ($2,382,000 after tax).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

        Transactions involving RPC’s stock options for the year ended December 31, 2010 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,291,091	$2.26	2.25 years
Granted	-	-	N/A
Exercised	(180,192)	2.73	N/A
Forfeited	(40,511)	2.13	N/A
Expired	-	-	N/A
Outstanding at December 31, 2010	1,070,388	$2.26	1.23 years	$16,977,000
Exercisable at December 31, 2010	1,070,388	$2.26	1.23 years	$16,977,000

The total intrinsic value of stock options exercised was approximately $2,293,000 during 2010, $1,519,000 during 2009 and $6,214,000 during 2008.  There were no recognized excess tax benefits associated with the exercise of stock options during 2010, since all of the stock options exercised in 2010 were incentive stock options which do not generate tax deductions for the Company.  Recognized excess tax benefits associated with the exercise of stock options were approximately $353,000 during 2009 and $344,000 during 2008.

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

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2010:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2010	2,973,174	$7.25
Granted	849,000	8.21
Vested	(629,933)	7.25
Forfeited	(184,888)	7.31
Non-vested shares at December 31, 2010	3,007,353	$7.58

The fair value of restricted awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense on a straight-line basis over the requisite service period.  The weighted average grant date fair value of these restricted stock awards was $8.21, $5.70 and $6.54 for the years ended December 31, 2010, 2009 and 2008.  The total fair value of shares vested was approximately $5,079,000 during 2010, $3,976,000 during 2009 and $3,675,000 during 2008.  The tax benefit for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value aggregating $651,000 for 2010, $1,068,000 for 2009 and $502,000 for 2008.  The excess tax deductions are classified as a financing activity in the accompanying consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

Other Information

As of December 31, 2010, total unrecognized compensation cost related to non-vested restricted shares was approximately $20,812,000 which is expected to be recognized over a weighted-average period of 3.6 years.  As of December 31, 2010, there was no unrecognized compensation cost related to non-vested stock options.

The Company received cash from options exercised of $240,000 during 2010, $122,000 during 2009 and $347,000 during 2008. These cash receipts are classified as a financing activity in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $144,000 during 2010, $389,000 during 2009 and $1,911,000 during 2008 and have been excluded from the consolidated statements of cash flows.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products.  Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $689,000 in 2010, $713,000 in 2009 and $842,000 in 2008. The Company’s receivable due from Marine Products for these services as of December 31, 2010 and 2009 was approximately $65,000.  The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $551,000 in 2010, $409,000 in 2009 and $393,000 in 2008.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice.  The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $94,000 in 2010, $87,000 in 2009 and $90,000 in 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. These services include pressure pumping services, coiled tubing, snubbing, nitrogen pumping, well control consulting and firefighting, downhole tools, wireline, and fluid pumping services. These Technical Services are primarily used in the completion, production and maintenance of oil and gas wells. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest, Rocky Mountain and northeast regions, and international locations including primarily Africa, Canada, China, Latin America, the Middle East and New Zealand. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

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

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2010, 2009 and 2008 are shown in the following table.

	Technical Services	Support Services	Corporate	Gain on disposition of assets, net	Total
(in thousands)
2010
Revenues	$979,834	$116,550	$—	$—	$1,096,384
Operating profit (loss)	217,144	31,086	(13,143)	3,758	238,845
Capital expenditures	163,362	23,012	1,112	—	187,486
Depreciation and amortization	106,480	26,640	240	—	133,360
Identifiable assets	668,081	158,577	61,213	—	887,871
2009
Revenues	$513,289	$74,574	$—	$—	$587,863
Operating profit (loss)	(20,328)	(1,636)	(12,231)	1,143	(33,052)
Capital expenditures	48,175	19,220	435	—	67,830
Depreciation and amortization	101,780	28,085	715	—	130,580
Identifiable assets	453,133	144,905	51,005	—	649,043
2008
Revenues	$745,991	$130,986	$—	$—	$876,977
Operating profit (loss)	110,648	36,515	(9,360)	6,367	144,170
Capital expenditures	127,054	42,238	1,026	—	170,318
Depreciation and amortization	92,738	24,798	867	—	118,403
Identifiable assets	564,708	181,991	46,762	—	793,461

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2010, 2009 and 2008

The following summarizes selected information between the United States and all international locations combined for the years ended December 31, 2010, 2009 and 2008. The revenues are presented based on the location of the use of the product or service. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

Years ended December 31,	2010	2009	2008
(in thousands)
United States Revenues	$1,041,461	$543,026	$846,202
International Revenues	54,923	44,837	30,775
	$1,096,384	$587,863	$876,977

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

As of the end of the period covered by this report, December 31, 2010 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).   Management’s report on internal control over financial reporting is included on page 30 of this report.  Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2010 and issued a report thereon which is included on page 31 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the RPC Proxy Statement for its 2011 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 14 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2011 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2011 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the RPC Proxy Statement for its 2011 Annual Meeting of Stockholders, in the sections “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2010.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	1,070,388	$2.26	2,676,129	(1)
Equity compensation plans not approved by securityholders	-	-	-
Total	1,070,388	$2.26	2,676,129

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 10 to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2011 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions.”  Information regarding director independence will be included in the RPC Proxy Statement for its 2011 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.”  This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled “Independent Registered Public Accounting Firm” in the RPC Proxy Statement for its 2011 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

10.6	Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2004).

10.7	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).

10.8	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).

10.9	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.10	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

10.11	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

10.12	Summary of “At-Will” of Compensation Arrangements with Executive Officers as of February 28, 2008 (incorporated by reference to Exhibit 10.16 to the Form 10-K filed on March 4, 2008).

10.13	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008 (incorporated by reference to Exhibit 10.17 to the Form 10-K filed on March 4, 2008).

10.16	Summary of “At-Will” of Compensation Arrangements with Executive Officers as of February 28, 2009 (incorporated by reference to Exhibit 10.18 to the Form 10-K filed on March 5, 2009).

10.17	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).

10.19	Summary of Compensation Arrangements with Non-Employee Directors

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).

3.2	Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on October 25, 2007).

4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

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

10.16	Summary of “At-Will” of Compensation Arrangements with Executive Officers as of February 28, 2009 (incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed on March 5, 2009).

10.17	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).

10.18
Second Amendment to Revolving Credit Agreement dated as of September 2, 2009 by and among the Company, the several banks and other financial institutions from time to time party thereto and SunTrust Bank, in its capacity as administrative agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 2, 2009).

10.19	Summary of Compensation Arrangements with Non-Employee Directors.

10.20
Credit Agreement dated August 31, 2010 between the Company, Banc of America, N.A., SunTrust Bank, Regions Bank and certain other lenders party thereto (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed on September 7, 2010)

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

March 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2011

/s/ Ben M. Palmer
Ben M. Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2011

The Directors of RPC (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	James A. Lane, Jr., Director
Wilton Looney, Director	Linda H. Graham, Director
Gary W. Rollins, Director	Bill J. Dismuke, Director
Henry B. Tippie, Director	Larry L. Prince, Director
James B. Williams, Director

/s/ Richard A. Hubbell
Richard A. Hubbell

Director and as Attorney-in-fact

March 4, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE
Schedule II — Valuation and Qualifying Accounts	66

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended December 31, 2010, 2009 and 2008
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net Recoveries (Deductions)		Balance at End of Period
Year ended December 31, 2010
Allowance for doubtful accounts	$3,210	$4,812	$672	(1)	$8,694
Deferred tax asset valuation allowance	$1,550	$—	$(255)	(2)	$1,295
Year ended December 31, 2009
Allowance for doubtful accounts	$6,199	$660	$(3,649)	(1)	$3,210
Deferred tax asset valuation allowance	$1,454	$96	$—	(2)	$1,550
Year ended December 31, 2008
Allowance for doubtful accounts	$5,217	$(84)	$1,066	(1)	$6,199
Deferred tax asset valuation allowance	$1,503	$—	$(49)	(2)	$1,454

(1)	Deductions in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	The valuation allowance for deferred tax assets is increased or decreased each year to reflect the state net operating losses that management believes will not be utilized before they expire.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters ended	March 31	June 30	September 30	December 31
(in thousands except per share data)
2010
Revenues	$213,144	$252,896	$302,200	$328,144
Net income	$13,400	$31,602	$46,269	$55,471
Net income per share — basic (a)	$0.09	$0.22	$0.32	$0.38
Net income per share — diluted (a)	$0.09	$0.21	$0.31	$0.38
2009
Revenues	$176,271	$127,018	$132,159	$152,415
Net (loss) income	$4,466	$(11,624)	$(10,385)	$(5,202)
Net (loss) income per share — basic (a)	$0.03	$(0.08)	$(0.07)	$(0.03)
Net (loss) income per share — diluted (a)	$0.03	$(0.08)	$(0.07)	$(0.03)

(a)	The sum of the income (loss) per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.