Form 10-Q
period 2011-03-31
RPC INC
filed 2011-05-05
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of April 22, 2011, RPC, Inc. had 148,350,077 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(In thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS		(Note 1)

Cash and cash equivalents	$11,678	$9,035
Accounts receivable, net	357,008	294,002
Inventories	71,291	64,059
Deferred income taxes	7,550	7,426
Income taxes receivable	736	17,251
Prepaid expenses and other current assets	7,751	6,905
Total current assets	456,014	398,678
Property, plant and equipment, net	504,776	453,017
Goodwill	24,093	24,093
Other assets	12,240	12,083
Total assets	$997,123	$887,871

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$97,341	$78,743
Accrued payroll and related expenses	22,999	23,881
Accrued insurance expenses	5,924	5,141
Accrued state, local and other taxes	4,659	2,988
Income taxes payable	26,297	5,788
Other accrued expenses	694	963
Total current liabilities	157,914	117,504
Long-term accrued insurance expenses	8,296	8,489
Notes payable to banks	149,800	121,250
Long-term pension liabilities	18,698	18,397
Other long-term liabilities	1,711	2,448
Deferred income taxes	78,992	80,888
Total liabilities	415,411	348,976
Common stock	14,804	14,818
Capital in excess of par value	-	6,460
Retained earnings	576,112	527,150
Accumulated other comprehensive loss	(9,204)	(9,533)
Total stockholders’ equity	581,712	538,895
Total liabilities and stockholders’ equity	$997,123	$887,871

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2011	2010

Revenues	$381,761	$213,144
Cost of revenues	201,252	129,614
Selling, general and administrative expenses	36,057	27,837
Depreciation and amortization	39,537	32,261
(Gain) loss on disposition of assets, net	(1,411)	864
Operating profit	106,326	22,568
Interest expense	(1,079)	(541)
Interest income	4	23
Other income, net	334	403
Income before income taxes	105,585	22,453
Income tax provision	40,061	9,053
Net income	$65,524	$13,400

Earnings per share
Basic	$0.45	$0.09
Diluted	$0.45	$0.09

Dividends per share	$0.07	$0.04

Average shares outstanding
Basic	145,015	144,797
Diluted	147,030	146,174

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLD ERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(In thousands)
(Unaudited)

						Accumulated
		Common Stock		Capital in		Other
	Comprehensive			Excess of	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2010		148,176	$14,818	$6,460	$527,150	$(9,533)	$538,895
Stock issued for stock incentive plans, net		870	87	2,478	—	—	2,565
Stock purchased and retired		(1,009)	(101)	(11,216)	(6,208)	—	(17,525)
Net income	$65,524	—	—	—	65,524	—	65,524
Pension adjustment, net of taxes	74	—	—	—	—	74	74
Cash flow hedge, net of taxes	132	—	—	—	—	132	132
Foreign currency translation, net of taxes	103	—	—	—	—	103	103
Unrealized gain on securities, net of taxes	20	—	—	—	—	20	20
Comprehensive income	$65,853
Dividends declared		—	—	—	(10,354)	—	(10,354)
Excess tax benefits for share-based payments		—	—	2,278	—	—	2,278
Balance, March 31, 2011		148,037	$14,804	$-	$576,112	$(9,204)	$581,712

The accompanying notes are an integral part of this consolidated financial statement.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$65,524	$13,400
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, amortization and other non-cash charges	39,249	32,252
Stock-based compensation expense	2,215	1,241
(Gain) loss on disposition of assets, net	(1,411)	864
Deferred income tax benefit	(2,210)	(3,646)
Excess tax benefits for share-based payments	(2,278)	(236)
Changes in current assets and liabilities:
Accounts receivable	(62,909)	(68,891)
Income taxes receivable	18,793	10,864
Inventories	(7,218)	(2,281)
Prepaid expenses and other current assets	(903)	996
Accounts payable	15,438	(1,345)
Income taxes payable	20,509	917
Accrued payroll and related expenses	(882)	3,546
Accrued insurance expenses	783	371
Accrued state, local and other taxes	1,671	921
Other accrued expenses	(69)	136
Changes in working capital	(14,787)	(54,766)
Changes in other assets and liabilities:
Pension liabilities	417	821
Accrued insurance expenses	(193)	(348)
Other non-current assets	(157)	(339)
Other non-current liabilities	(737)	(697)
Net cash provided by (used for) operating activities	85,632	(11,454)

INVESTING ACTIVITIES
Capital expenditures	(92,318)	(10,368)
Proceeds from sale of assets	6,030	2,097
Net cash used for investing activities	(86,288)	(8,271)

FINANCING ACTIVITIES
Payment of dividends	(10,354)	(3,936)
Borrowings from notes payable to banks	190,300	86,650
Repayments of notes payable to banks	(161,750)	(62,650)
Excess tax benefits for share-based payments	2,278	236
Cash paid for common stock purchased and retired	(17,499)	(1,269)
Proceeds received upon exercise of stock options	324	26
Net cash provided by financing activities	3,299	19,057

Net increase (decrease) in cash and cash equivalents	2,643	(668)
Cash and cash equivalents at beginning of period	9,035	4,489
Cash and cash equivalents at end of period	$11,678	$3,821

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The Company has evaluated subsequent events through the date the financial statements were issued.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

There have been no new accounting pronouncements issued during the three months ended March 31, 2011 that are expected to have a material impact on the consolidated financial statements.  In addition, please refer to the recent accounting pronouncements described in our annual report on Form 10-K for the fiscal year ended December 31, 2010 for the pronouncements adopted in the first quarter of 2011; none of which had a material impact on the consolidated financial statements.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

	Three months ended March 31,
(In thousands except per share data )	2011	2010
Net income available for stockholders:	$65,524	$13,400
Less: Dividends paid
Common stock	(10,171)	(3,865)
Restricted shares of common stock	(183)	(71)
Undistributed earnings	$55,170	$9,464

Allocation of undistributed earnings:
Common stock	$54,012	$9,250
Restricted shares of common stock	1,158	214

Basic shares outstanding:
Common stock	141,942	141,566
Restricted shares of common stock	3,073	3,231
	145,015	144,797
Diluted shares outstanding:
Common stock	141,942	141,566
Dilutive effect of options	2,015	1,377
	143,957	142,943
Restricted shares of common stock	3,073	3,231
	147,030	146,174
Basic earnings per share:
Common stock:
Distributed earnings	$0.07	$0.03
Undistributed earnings	0.38	0.06
	$0.45	$0.09
Restricted shares of common stock:
Distributed earnings	$0.06	$0.02
Undistributed earnings	0.38	0.07
	$0.44	$0.09
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.07	$0.03
Undistributed earnings	0.38	0.06
	$0.45	$0.09

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended March 31,
(In thousands)	2011	2010
Net income as reported	$65,524	$13,400
Pension adjustment, net of taxes	74	-
Cash flow hedge, net of taxes	132	(93)
Foreign currency translation, net of taxes	103	102
Unrealized gain on securities, net of taxes	20	82
Comprehensive income	$65,853	$13,491

6.	STOCK-BASED COMPENSATION

The Company reserved 7,593,750 shares of common stock under its 2004 Stock Incentive Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of March 31, 2011, there were approximately 1,949,000 shares available for grants.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2011	2010

Pre-tax expense	$2,215	$1,241

After tax expense	1,407	788

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
Transactions involving RPC’s stock options for the three months ended March 31, 2011 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,070,388	$2.26	1.23 years
Granted	-	-	N/A
Exercised	(144,603)	2.42	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding and exercisable at March 31, 2011	925,783	$2.26	1.06 years	$21,349,000

The total intrinsic value of stock options exercised was approximately $2,590,000 during the three months ended March 31, 2011 and approximately $49,000 during the three months ended March 31, 2010.  There were no recognized excess tax benefits associated with the exercise of stock options during the three months ended March 31, 2011 and 2010, since all of the stock options exercised in 2011 and 2010 were incentive stock options which do not generate tax deductions for the Company.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2010	3,007,353	$7.58
Granted	740,500	17.39
Vested	(626,281)	7.73
Forfeited	(15,300)	7.42
Non-vested shares at March 31, 2011	3,106,273	$9.79

The total fair value of shares vested during the three months ended March 31, 2011 was approximately $10,860,000 and during the three months ended March 31, 2010 was approximately $3,743,000.  Tax benefits for compensation tax deductions in excess of compensation expense totaled approximately $2,278,000 for the three months ended March 31, 2011 and $236,000 for the three months ended March 31, 2010 and was credited to capital in excess of par value and is classified as financing cash flows.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information

As of March 31, 2011, total unrecognized compensation cost related to non-vested restricted shares was approximately $31,474,000 which is expected to be recognized over a weighted-average period of 3.5 years.  As of March 31, 2011, all of the compensation cost related to stock options has been recognized.

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

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended March 31,
	2011	2010
	(in thousands)
Revenues:
Technical services	$349,402	$191,403
Support services	32,359	21,741
Total revenues	$381,761	$213,144
Operating Profit:
Technical services	$99,916	$24,958
Support services	9,935	1,910
Corporate expenses	(4,936)	(3,436)
Gain/(loss) on disposition of assets, net	1,411	(864)
Total operating profit	$106,326	$22,568
Other income, net	334	403
Interest expense	(1,079)	(541)
Interest income	4	23
Income before income taxes	$105,585	$22,453

Three months ended March 31, 2011	Technical Services	Support Services	Corporate	Total
(in thousands)

Identifiable assets at March 31, 2011	$790,033	$159,477	$47,613	$997,123

Capital expenditures	81,622	9,719	977	92,318

Depreciation and amortization	32,817	6,673	47	39,537

8.	INVENTORIES

Inventories of $71,291,000 at March 31, 2011 and $64,059,000 at December 31, 2010 consist of raw materials, parts and supplies.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended March 31,
(in thousands)	2011	2010

Service cost	$-	$-
Interest cost	479	473
Expected return on plan assets	(458)	(422)
Amortization of net losses	116	102
Net periodic benefit cost	$137	$153

The Company contributed $600,000 to the plan during the three months ended March 31, 2011.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $8,681,000 as of March 31, 2011 and $8,445,000 as of December 31, 2010.  The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes related to the fair value of these assets are recorded in the consolidated statement of operations as part of other income, net. Trading gains (losses) related to the SERP assets totaled approximately $236,000 for the three months ended March 31, 2011 and approximately $189,000 for the three months ended March 31, 2010.  The SERP liability is recorded on the balance sheet in pension liabilities with any change in the fair value of the liability recorded as compensation cost in the statement of operations.

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

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.  The Company was in compliance with these covenants as of and for the quarter ended March 31, 2011.

At March 31, 2011, the Company had outstanding borrowings of $149.8 million under the facility.  Additionally there were letters of credit outstanding relating to self-insurance programs and contract bids totaling $18.7 million as of March 31, 2011.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest incurred on the credit facility and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended
	March 31,
	2011	2010

Interest incurred (in thousands)	$1,158	$538

Weighted average interest rate	3.4%	2.0%

For the three months ended March 31, 2011 the Company capitalized interest of approximately $90,000 related to facilities and equipment under construction.  For the three months ended March 31, 2010 the Company did not capitalize any interest cost.

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

The Company had accounts payable for purchases of property, plant and equipment of approximately $21,667,000 as of March 31, 2011, and approximately $5,434,000 as of March 31, 2010.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of March 31, 2011 and December 31, 2010:

	Fair value measurements at March 31, 2011 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$8,681	$-
Available for sale securities – equity securities	1,155	-	-
Liabilities:
Interest rate swap	$-	$402	$-

	Fair value measurements at December 31, 2010 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$8,445	$-
Available for sale securities – equity securities	1,124	-	-
Liabilities:
Interest rate swap	$-	$610	$-

The fair value of trading securities and available for sale securities are recorded in other assets and other current assets, respectively.  The Company determines the fair value of the marketable securities that are available-for-sale through quoted market prices.  The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.  Significant observable inputs in addition to quoted market prices were used to value trading securities.  As a result, the Company classified these investments as using level 2 inputs.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding balance on the Revolving Credit Agreement was $149.8 million at March 31, 2011 and $121.25 million at December 31, 2010 which approximated the fair values. The fair value of these borrowings was based on quotes from the lender(s) in the respective period (level 2 inputs).  The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 10. The Company is subject to interest rate risk on the variable component of the interest rate.  The Company’s risk management objective is to lock in the interest cash outflows on a portion of the Company’s debt.  As a result, as described in Note 10, the Company entered into an interest rate swap agreement on $50 million of debt to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  The interest rate swap had a negative fair value, which is recorded in other accrued expenses, of $402,000 and $610,000 at March 31, 2011 and December 31, 2010, respectively.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that the Company would expect to pay to terminate the swap as of the respective dates.

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

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 27.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 is incorporated herein by reference.

During the first quarter of 2011, revenues increased 79.1 percent to $381.8 million compared to $213.1 in the same period in the prior year.  The increase in revenues resulted primarily from higher activity levels, a larger fleet of revenue-producing equipment, the expansion of customer relationships, and improved pricing, particularly within our technical services segment.  We continue to focus on developing select international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of revenues as a percentage of revenues decreased approximately 13.3 percent in the first quarter of 2011 compared to the same period in 2010.  This decrease was due primarily to job mix and improved pricing for our services, the growing service intensity of much of our pressure pumping work which results in higher utilization of our people and equipment, and leverage of many direct costs, including employment costs, over higher revenues.

Selling, general and administrative expenses as a percentage of revenues decreased compared to the same period in the prior year as we were able to leverage these expenses over higher revenues.

RPC, INC. AND SUBSIDIARIES

Income before income taxes increased to $105.6 million for the three months ended March 31, 2011 compared to $22.5 million in the same period of 2010 primarily because of higher revenues and operating margin improvements.  The effective tax rate for the three months ended March 31, 2011 was 37.9 percent compared to 40.3 percent in the same period of the prior year.  Diluted earnings per share increased to $0.45 for the three months ended March 31, 2011 compared to $0.09 in the same period of 2010.  Cash flows from operating activities improved significantly to $85.6 million for the three months ended March 31, 2011 compared to ($11.5) million in the same period of 2010 due primarily to improved net income and lower growth in working capital requirements.  The notes payable to banks increased to $149.8 million as of March 31, 2011 compared to $114.3 million as of March 31, 2010.

Capital expenditures were $92.3 million during the first three months of 2011. We currently expect capital expenditures to be approximately $350 million during full year 2011 but that amount will depend in part on the timing of equipment deliveries and related timing of payments.  Our capital expenditures for the remainder of 2011 will be directed towards specific customers and growth opportunities as well as capitalized maintenance costs.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, has been increasing since the third quarter of 2009, when there were approximately 1,000 rotary rigs in operation.  Since that point, the rig count has increased by approximately 72 percent to 1,716 at the end of the first quarter of 2011.  During the beginning of the second quarter of 2011 the rig count has continued to increase.  The unconventional rig count continues to be a high percentage of total drilling, which is a positive indicator for RPC since unconventional drilling requires more of the types of services that RPC provides to its customers.  Also, the amount of drilling directed toward oil continues to increase.  This is also a positive indicator for RPC since the price of oil remains high, thus encouraging our customers to continue to drill for oil in the U.S. domestic market.  Much of the drilling for oil takes place in unconventional reservoirs, which also increases our customers’ needs for our services.  Since the first quarter of 2009, the price of oil has risen by almost 200 percent, from approximately $37 per barrel to approximately $108 per barrel by the end of the first quarter of 2011.  During the same period, the price of natural gas has declined slightly, from a first quarter 2009 average of $4.52 per mcf to a first quarter 2011 average of $4.13 per mcf.  While RPC remains concerned about the relatively low price of natural gas, we believe that increases in efficiency in drilling and completion processes continue to support natural gas drilling activities and have made it profitable for our customers to continue their high activity levels in this environment of relatively low natural gas prices.

Unconventional drilling activity, which requires more of RPC’s services than conventional drilling activity, has been increasing for the last several years and accounted for 67 percent of total U.S. domestic drilling during 2010.  Unconventional activity as a percentage of total oilfield activity continued to expand to 70 percent during the first quarter of 2011.

RPC, INC. AND SUBSIDIARIES

We continue to monitor the competitive environment for our services.  Increasing activity levels and the service-intensive nature of completion activities in unconventional basins, in which we have a growing presence, have presented opportunities to improve utilization and pricing, especially through dedicated customer agreements.  However, the market remains competitive, and the domestic oilfield services business remains cyclical. Our response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending.  We intend to closely manage the amount drawn on our credit facility. Based on current industry conditions and our year to date financial results through the first quarter of 2011, we believe that during 2011 the Company’s consolidated revenues will increase and financial performance will improve compared to the prior year.

RESULTS OF OPERATIONS
	Three months ended March 31,
	2011	2010

Consolidated revenues [in thousands]	$381,761	$213,144
Revenues by business segment [in thousands]:
Technical	$349,402	$191,403
Support	32,359	21,741

Consolidated operating profit [in thousands]	$106,326	$22,568
Operating profit (loss) by business segment [in thousands]:
Technical	$99,916	$24,958
Support	9,935	1,910
Corporate	(4,936)	(3,436)
Gain (loss) on disposition of assets, net	1,411	(864)

Percentage cost of revenues to revenues	52.7%	60.8%
Percentage selling, general & administrative expenses to revenues	9.4%	13.1%
Percentage depreciation and amortization expense to revenues	10.4%	15.1%
Average U.S. domestic rig count	1,716	1,345
Average natural gas price (per thousand cubic feet (mcf))	$4.13	$5.09
Average oil price (per barrel)	$93.99	$78.03

RPC, INC. AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Revenues.  Revenues for the three months ended March 31, 2011 increased 79.1 percent compared to the three months ended March 31, 2010.  Domestic revenues increased 87.2 percent to $371.8 million compared to the same period in the prior year.  The increases in revenues are due primarily to higher activity levels, a larger fleet of revenue-producing equipment, the expansion of customer relationships and improved pricing, particularly within our technical services segment.  International revenues decreased 31.5 percent to $10.0 million for the three months ended March 31, 2011 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas decreased approximately 18.9 percent and the average price of oil increased 20.5 percent during the first quarter of 2011 as compared to the same period in the prior year.  The average domestic rig count during the quarter was approximately 27.6 percent higher than the same period in 2010.

The Technical Services segment revenues for the quarter increased 82.5 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to an increase in the fleet of revenue-producing equipment and higher activity levels from customer commitments that improved our utilization coupled with improved pricing. The Support Services segment revenues for the quarter increased by 48.8 percent compared to the same period in the prior year.  This increase was due primarily to improved pricing and utilization in the rental tool service line.  Operating profit in both the Technical Services segment and Support Services segment improved due to higher revenues, improved pricing, and cost leverage.

Cost of revenues. Cost of revenues increased 55.3 percent to $201.3 million for the three months ended March 31, 2011 compared to $129.6 million for the three months ended March 31, 2010.  This increase was due to the variable nature of several of these expenses. Cost of revenues, as a percentage of revenues, decreased in the first quarter of 2011 compared to the first quarter of 2010 due primarily to improved pricing for our services, the growing service intensity of much of our pressure pumping work, improved procurement of our raw materials and leverage of direct costs over higher revenues.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the three months ended March 31, 2011 increased 29.5 percent to $36.1 million compared to $27.8 million for the three months ended March 31, 2010.  This increase was primarily due to increases in total employment costs, including increased incentive compensation consistent with improved operating results.  However, these costs as a percent of revenues decreased during the three months ended March 31, 2011 compared to the same period in the prior year due to the higher revenues and the fixed nature of several of these expenses.

RPC, INC. AND SUBSIDIARIES

Depreciation and amortization.   Depreciation and amortization totaled $39.5 million for the three months ended March 31, 2011, a 22.6 percent increase, compared to $32.3 million for the quarter ended March 31, 2010 due to capital expenditures in the last several quarters.

(Gain) loss on disposition of assets, net.  (Gain) loss on disposition of assets, net was $(1.4) million for the three months ended March 31, 2011 compared to $864 thousand for the three months ended March 31, 2010.  The (gain) loss on disposition of assets, net includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $334 thousand for the three months ended March 31, 2011 compared to $403 thousand for the same period in the prior year. Other income, net primarily includes mark to market gains and losses related to investments in the non-qualified benefit plan, settlements of various legal and insurance claims, and royalty receipts.

 Interest expense and interest income.  Interest expense was $1.1 million for the three months ended March 31, 2011 compared to $541 thousand for the quarter ended March 31, 2010.  The increase in 2011 is due to a higher average interest rate and loan balances on our revolving credit facility, net of interest capitalized on equipment and facilities under construction.  Interest income was $4 thousand for the three months ended March 31, 2011 and $23 thousand for the three months ended March 31, 2010.

Income tax provision.  Income tax provision was $40.1 million during the three months ended March 31, 2011, compared to $9.1 million for the same period in 2010.  This increase was due to the increase in income before taxes.  The effective tax rate of 37.9 percent for the three months ended March 31, 2011 was lower than the 40.3 percent for the three months ended March 31, 2010 due primarily to changes in the relationship of annual estimates of pretax income and permanent tax differences.

RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2011 were $11.7 million.  The following table sets forth the historical cash flows for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
(In thousands)	2011	2010

Net cash provided by (used for) operating activities	$85,632	$(11,454)
Net cash used for investing activities	(86,288)	(8,271)
Net cash provided by financing activities	3,299	19,057

Cash provided by operating activities for the three months ended March 31, 2011 increased by $97.1 million compared to the comparable period in the prior year.  This change is primarily due to an increase in net earnings of $52.1 million for the three months ended March 31, 2011 compared to the same period of 2010, coupled with lower growth in working capital requirements in the current year compared to the same period in the prior year. The significant changes in working capital requirements in both periods primarily related to accounts receivable, corresponding to the increases in revenues.

Cash used for investing activities for the three months ended March 31, 2011 increased by $78.0 million, compared to the three months ended March 31, 2010, primarily as a result of higher capital expenditures.

Cash provided by financing activities for the three months ended March 31, 2011 decreased by $15.8 million, compared to the three months ended March 31, 2010, as result of more cash paid for common stock repurchased and retired in the first quarter of 2011, compared to the same period in the prior year, coupled with higher dividend distributions in the three months ended March 31, 2011 compared to the prior year.

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2011 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization, cash expected to be generated from operations and proceeds from a refinanced and expanded credit facility will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company has a $350 million revolving credit facility (the “Revolving Credit Agreement”) that matures in August 2015. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $149.8 million at March 31, 2011 and approximately $18.7 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  A total of $182.1 million was available under our facility as of March 31, 2011.  Additional information regarding our Revolving Credit Agreement is included in Note 10 to our Consolidated Financial Statements included in this report.

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

Cash Requirements

The Company currently expects that capital expenditures during 2011 will be approximately $350 million, of which $92.3 million has been spent as of March 31, 2011.  We expect these expenditures for the remainder of 2011 to be primarily directed towards several growth opportunities we have identified, as well as capitalized maintenance equipment. The actual amount of 2011 expenditures will depend primarily on equipment delivery schedules and the related timing of payments, equipment maintenance requirements and expansion opportunities.

The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statutes that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  In the first quarter of 2011, the Company contributed $600,000 to the pension plan.  The Company does not currently expect to make any additional contributions to this plan during the remainder of 2011.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 17,718,750 shares.  The Company repurchased 810,377 shares of common stock under the program during the three months ended March 31, 2011 and may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies and restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On April 26, 2011, the Board of Directors approved a $0.07 per share cash dividend payable June 10, 2011 to stockholders of record at the close of business May 10, 2011.   The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

RPC, INC. AND SUBSIDIARIES

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers.  During the first three months of 2011, the Company incurred higher fuel costs due to increased commodity prices compared to the same period in 2010.  Also, the Company believes that it will be subject to upward wage pressures throughout 2011 because of strong demand for skilled oilfield employees.  Finally, the costs of certain materials and equipment used to provide services to RPC’s customers remain high and may increase during the remainder of 2011 if oilfield activity remains strong.  The Company has attempted to mitigate the risk of cost increases by securing materials and equipment through additional sources and increasing amounts held in inventory, although no assurance can be given that these efforts will be successful.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  During the three months ended March 31, 2011, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling approximately $192,000 compared to $152,000 for the comparable period in 2010.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $218,000 for the three months ended March 31, 2011 and $81,000 for the three months ended March 31, 2010.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $22,000 for the three months ended March 31, 2011 and $16,000 for the three months ended March 31, 2010.

RPC, INC. AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.  There have been no significant changes in the critical accounting policies since year-end.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our belief that there are now additional opportunities to utilize a larger fleet of equipment in several unconventional basins in support of several customer opportunities and our belief that this larger fleet of equipment will increase our revenues and profits; our plan to continue to focus on international growth opportunities; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our plan to closely monitor the amount drawn on our credit facility; our belief that during 2011 our forecasted revenues will increase and financial performance will improve compared to the prior year; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; expectations as to future payment of dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

RPC, INC. AND SUBSIDIARIES

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward looking statements.  Risk factors that could cause such future events not to occur as expected include those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, its other SEC filings and the following:  declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, the potential impact of the oil spill in the Gulf of Mexico on the regulation of offshore oil and gas exploration and development, and risks of international operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of March 31, 2011, there are outstanding interest-bearing advances of $149.8 million on our credit facility which bear interest at a floating rate.  In December 2008 we entered into a $50 million interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the Revolving Credit Agreement to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes.  Under this agreement, the Company and the issuing lender settle each month for the difference between a fixed interest rate of 2.07% and a comparable one month variable-rate interest paid to the syndicate of lenders under our Revolving Credit Agreement on the same notional amount, excluding the margin. The swap agreement terminates on September 8, 2011.  As of March 31, 2011 the interest rate swap had a negative fair value of $402,000 and is reflected in other short-term liabilities on the balance sheet.  An increase in interest rates of one half of one percent would result in the interest rate swap having a negative fair value of approximately $314,000.  A decrease in interest rates of one half of one percent would result in the interest rate swap having a negative fair value of approximately $500,000.  A change in interest rates will have no impact on the interest expense associated with the $50 million of borrowings under the Revolving Credit Agreement that are subject to the interest rate swap.  A change in the interest rate of one percent on the remaining outstanding balance of the credit facility at March 31, 2011 not subject to the interest rate swap would cause a change of $1.0 million in total annual interest costs.

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

As of the end of the period covered by this report, March 31, 2011 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A.  RISK FACTORS

See risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the first quarter of 2011 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
January 1, 2011 to January 31, 2011	499,490	(1) (2)	$17.28	301,400	3,909,498

Month #2
February 1, 2011 to February 28, 2011	508,885	(1) (2)	17.39	508,977	3,400,521

Month #3
March 1, 2011 to March 31, 2011	-		-	-	3,400,521
Totals	1,008,375		$17.33	810,377	3,400,521

(1)
 The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 17,718,750 shares in the open market. Currently the program does not have a predetermined expiration date.

(2)	Consists in part of shares repurchased by the Company in connection with option exercises and taxes related to vesting of restricted shares.

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

Date: May 5, 2011
/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2011
/s/ Ben M. Palmer
Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)