Form 10-Q
period 2011-06-30
RPC INC
filed 2011-08-02
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of July 22, 2011, RPC, Inc. had 148,293,722 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(In thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS		(Note 1)

Cash and cash equivalents	$7,190	$9,035
Accounts receivable, net	400,348	294,002
Inventories	78,657	64,059
Deferred income taxes	7,684	7,426
Income taxes receivable	604	17,251
Prepaid expenses and other current assets	15,646	6,905
Total current assets	510,129	398,678
Property, plant and equipment, net	568,112	453,017
Goodwill	24,093	24,093
Other assets	12,458	12,083
Total assets	$1,114,792	$887,871

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$119,324	$78,743
Accrued payroll and related expenses	25,079	23,881
Accrued insurance expenses	6,018	5,141
Accrued state, local and other taxes	5,636	2,988
Income taxes payable	19,081	5,788
Other accrued expenses	472	963
Total current liabilities	175,610	117,504
Long-term accrued insurance expenses	9,189	8,489
Notes payable to banks	173,100	121,250
Long-term pension liabilities	18,935	18,397
Other long-term liabilities	2,318	2,448
Deferred income taxes	89,376	80,888
Total liabilities	468,528	348,976
Common stock	14,829	14,818
Capital in excess of par value	-	6,460
Retained earnings	640,562	527,150
Accumulated other comprehensive loss	(9,127)	(9,533)
Total stockholders’ equity	646,264	538,895
Total liabilities and stockholders’ equity	$1,114,792	$887,871

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues	$443,029	$252,896	$824,790	$466,040
Cost of revenues	242,991	139,478	444,243	269,092
Selling, general and administrative expenses	35,956	29,478	72,013	57,315
Depreciation and amortization	44,893	33,384	84,430	65,645
Gain on disposition of assets, net	(78)	(1,533)	(1,489)	(669)
Operating profit	119,267	52,089	225,593	74,657
Interest expense	(998)	(502)	(2,077)	(1,043)
Interest income	3	9	7	32
Other (expense) income, net	(10)	(288)	324	115
Income before income taxes	118,262	51,308	223,847	73,761
Income tax provision	45,097	19,706	85,158	28,759
Net income	$73,165	$31,602	$138,689	$45,002

Earnings per share
Basic	$0.50	$0.22	$0.96	$0.31
Diluted	$0.50	$0.21	$0.94	$0.31

Dividends per share	$0.07	$0.027	$0.14	$0.054

Average shares outstanding
Basic	145,215	144,990	145,115	144,894
Diluted	146,842	146,126	146,984	146,222

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(In thousands)
(Unaudited)

	Comprehensive Income (Loss)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
		Shares	Amount				Total
Balance, December 31, 2010		148,176	$14,818	$6,460	$527,150	($9,533)	$538,895
Stock issued for stock incentive
plans, net		1,217	121	5,043	—	—	5,164
Stock purchased and retired		(1,099)	(110)	(14,922)	(4,597)	—	(19,629)
Net income	$138,689	—	—	—	138,689	—	138,689
Pension adjustment, net of taxes	148	—	—	—	—	148	148
Change in cash flow hedge,
net of taxes	272	—	—	—	—	272	272
Foreign currency translation,
net of taxes	126	—	—	—	—	126	126
Unrealized loss on securities,
net of taxes	(140)	—	—	—	—	(140)	(140)
Comprehensive income	$139,095
Dividends declared		—	—	—	(20,680)	—	(20,680)
Excess tax benefits for share-
based payments		—	—	3,419	—	—	3,419
Balance, June 30, 2011		148,294	$14,829	$0	$640,562	($9,127)	$646,264

The accompanying notes are an integral part of this consolidated financial statement.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$138,689	$45,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	84,157	65,607
Stock-based compensation expense	3,821	2,642
Gain on disposition of assets, net	(1,489)	(669)
Deferred income tax provision (benefit)	7,996	(9,424)
Excess tax benefits for share-based payments	(3,419)	(596)
Changes in current assets and liabilities:
Accounts receivable	(106,220)	(87,775)
Income taxes receivable	20,066	18,294
Inventories	(14,567)	(1,845)
Prepaid expenses and other current assets	(9,093)	1,491
Accounts payable	31,557	4,929
Income taxes payable	13,293	3,895
Accrued payroll and related expenses	1,198	4,816
Accrued insurance expenses	877	286
Accrued state, local and other taxes	2,648	1,568
Other accrued expenses	(69)	(23)
Changes in working capital	(60,310)	(54,364)
Changes in other assets and liabilities:
Pension liabilities	770	268
Accrued insurance expenses	700	(246)
Other non-current assets	40	(307)
Other non-current liabilities	(130)	(109)
Net cash provided by operating activities	170,825	47,804

INVESTING ACTIVITIES
Capital expenditures	(203,763)	(56,843)
Proceeds from sale of assets	15,204	6,533
Net cash used for investing activities	(188,559)	(50,310)

FINANCING ACTIVITIES
Payment of dividends	(20,680)	(7,867)
Borrowings from notes payable to banks	402,550	173,750
Repayments of notes payable to banks	(350,700)	(163,200)
Debt issue costs for notes payable to banks	(415)	-
Excess tax benefits for share-based payments	3,419	596
Cash paid for common stock purchased and retired	(18,857)	(1,643)
Proceeds received upon exercise of stock options	572	64
Net cash provided by financing activities	15,889	1,700

Net decrease in cash and cash equivalents	(1,845)	(806)
Cash and cash equivalents at beginning of period	9,035	4,489
Cash and cash equivalents at end of period	$7,190	$3,683

Supplemental Information:
Interest paid	$2,244	$965
Income taxes paid, net	$43,801	$16,072
Change in accounts payable for capital expenditures	$27,531	$8,462

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

During the three months ended June 30, 2011, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

Recently Issued Accounting Pronouncements Not Yet Adopted:

ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The amendments to the Codification in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs . This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements is expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.  The basic and diluted calculations differ as a result of the dilutive effect of stock options and time lapse restricted shares included in diluted earnings per share, but excluded from basic earnings per share. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities.

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share data )	2011	2010	2011	2010
Net income available for stockholders:	$73,165	$31,602	$138,689	$45,002
Less: Dividends paid
Common stock	(10,261)	(3,865)	(20,432)	(7,730)
Restricted shares of common stock	(65)	(66)	(248)	(137)
Undistributed earnings	$62,839	$27,671	$118,009	$37,135

Allocation of undistributed earnings:
Common stock	$61,558	$27,091	$115,603	$36,357
Restricted shares of common stock	1,281	580	2,406	778

Basic shares outstanding:
Common stock	142,178	141,812	142,060	141,689
Restricted shares of common stock	3,037	3,179	3,055	3,206
	145,215	144,990	145,115	144,894
Diluted shares outstanding:
Common stock	142,178	141,812	142,060	141,689
Dilutive effect of options	1,627	1,136	1,869	1,329
	143,805	142,947	143,929	143,018
Restricted shares of common stock	3,037	3,179	3,055	3,206
	146,842	146,126	146,984	146,223
Basic earnings per share:
Common stock:
Distributed earnings	$0.07	$0.03	$0.14	$0.05
Undistributed earnings	0.43	0.19	0.82	0.26
	$0.50	$0.22	$0.96	$0.31
Restricted shares of common stock:
Distributed earnings	$0.02	$0.02	$0.08	$0.04
Undistributed earnings	0.42	0.18	0.79	0.24
	$0.44	$0.20	$0.87	$0.28
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.07	$0.03	$0.14	$0.05
Undistributed earnings	0.43	0.18	0.80	0.26
	$0.50	$0.21	$0.94	$0.31

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	COMPREHENSIVE INCOME

The components of comprehensive income (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Net income as reported	$73,165	$31,602	$138,689	$45,002
Pension adjustment, net of taxes	74	26	148	26
Change in cash flow hedge, net of taxes	140	50	272	(43)
Foreign currency translation, net of taxes	23	(161)	126	(59)
Unrealized gain (loss) on securities, net of taxes	(160)	90	(140)	172
Comprehensive income	$73,242	$31,607	$139,095	$45,098

6.	STOCK-BASED COMPENSATION

The Company reserved 7,593,750 shares of common stock under its 2004 Stock Incentive Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of June 30, 2011, there were approximately 1,994,000 shares available for grants.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Pre-tax expense	$1,606	$1,401	$3,821	$2,642

After tax expense	1,019	890	2,426	1,678

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
Transactions involving RPC’s stock options for the six months ended June 30, 2011 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,070,388	$2.26	1.23 years
Granted	-	-	N/A
Exercised	(536,971)	2.50	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding and exercisable at June 30, 2011	533,417	$2.02	1.42 years	$12,013,000

The total intrinsic value of stock options exercised was approximately $10,843,000 during the six months ended June 30, 2011 and approximately $250,000 during the six months ended June 30, 2010.  Tax benefits related to non-qualified stock options exercised totaled $799,000 during the six months ended June 30, 2011 and were credited to capital in excess of par value and are classified as financing cash flows.  There were no recognized excess tax benefits associated with the exercise of stock options during the six months ended June 30, 2010.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2011	3,007,353	$7.58
Granted	740,500	17.39
Vested	(664,248)	7.43
Forfeited	(60,600)	8.82
Non-vested shares at June 30, 2011	3,023,005	$9.92

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of shares vested during the six months ended June 30, 2011 was approximately $11,861,000 and during the six months ended June 30, 2010 was approximately $5,067,000.  Tax benefits for compensation tax deductions in excess of compensation expense totaled approximately $3,419,000 for the six months ended June 30, 2011 and $596,000 for the six months ended June 30, 2010 and were credited to capital in excess of par value and are classified as financing cash flows.

Other Information

As of June 30, 2011, total unrecognized compensation cost related to non-vested restricted shares was approximately $29,868,000 which is expected to be recognized over a weighted-average period of 4.0 years.  As of June 30, 2011, all of the compensation cost related to stock options has been recognized.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Support Services include RPC’s oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico and the mid-continent regions, and select international locations. Customers include domestic operations of major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

Inter-segment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results.

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(in thousands)
Revenues:
Technical services	$406,736	$225,538	$756,138	$416,941
Support services	36,293	27,358	68,652	49,099
Total revenues	$443,029	$252,896	$824,790	$466,040
Operating Profit:
Technical services	$109,509	$46,343	$209,425	$71,301
Support services	13,154	6,639	23,089	8,549
Corporate expenses	(3,474)	(2,426)	(8,410)	(5,862)
Gain on disposition of assets, net	78	1,533	1,489	669
Total operating profit	$119,267	$52,089	$225,593	$74,657
Other (expense) income, net	(10)	(288)	324	115
Interest expense	(998)	(502)	(2,077)	(1,043)
Interest income	3	9	7	32
Income before income taxes	$118,262	$51,308	$223,847	$73,761

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six months ended June 30, 2011	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at June 30, 2011	$911,790	$160,493	$42,509	$1,114,792
Capital expenditures	183,762	18,625	1,466	203,763
Depreciation and amortization	70,669	13,667	94	84,430

8.     INVENTORIES

Inventories of $78,657,000 at June 30, 2011 and $64,059,000 at December 31, 2010 consist of raw materials, parts and supplies.

 9.     EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010

Service cost	$-	$-	$-	$-
Interest cost	479	473	958	947
Expected return on plan assets	(458)	(430)	(916)	(860)
Amortization of net losses	116	102	232	204
Net periodic benefit cost	$137	$145	$274	$291

The Company contributed $600,000 to the plan during the six months ended June 30, 2011.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $8,567,000 as of June 30, 2011 and $8,445,000 as of December 31, 2010. The SERP assets are reported in other assets on the consolidated balance sheet and changes related to the fair value of these assets are recorded in the consolidated statement of operations as part of other (expense) income, net. Trading gains (losses) related to the SERP assets totaled approximately $(114,000) for the three months ended June 30, 2011 and approximately $(243,000) for the three months ended June 30, 2010.  Trading gains (losses) related to the SERP assets totaled approximately $122,000 for the six months ended June 30, 2011 and approximately $(54,000) for the six months ended June 30, 2010.  The SERP deferrals and the contributions are recorded in pension liabilities with any change in the fair value recorded as compensation cost.

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

The facility has a general term of five years and provides for an unsecured line of credit of up to $350 million, which includes a $50 million letter of credit subfacility, and a $25 million swingline subfacility. The maturity date of all revolving loans under the Credit Agreement is August 31, 2015.  The Company has incurred loan origination fees and other debt related costs associated with the facility in the aggregate of approximately $2.3 million.  These costs are being amortized to interest expense over the remaining term of the five year loan, and the net amount is classified as non-current other assets.

Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

●           the Base Rate, which is the highest of Bank of America’s “prime rate” for the day of the borrowing, a fluctuating rate per annum equal to the Federal Funds Rate plus .50%, and a rate per annum equal to the one (1) month LIBOR rate plus 1.00%; in each case plus a margin that ranges from 0.25% to 1.25% based on a quarterly debt covenant calculation; or

●           with respect to any Eurodollar borrowings, the British Bankers Association LIBOR rate for a given term, plus a margin ranging from 1.25% to 2.25%, based upon a quarterly debt covenant calculation.

In addition, the Company pays an annual fee ranging from .25% to .35%, based on a quarterly debt covenant calculation, of the unused portion of the credit facility.

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.  The Company was in compliance with these covenants for the six months ended June 30, 2011.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2011, the Company had outstanding borrowings of $173.1 million under the facility.  Additionally there were letters of credit outstanding relating to self-insurance programs and contract bids totaling $19.5 million as of June 30, 2011.

Interest incurred on the credit facility and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Interest incurred (in thousands)	$1,139	$584	$2,297	$1,122

Weighted average interest rate	3.19%	2.04%	3.25%	2.01%

For the six months ended June 30, 2011 and June 30, 2010 the Company capitalized interest of approximately $142,000 and $83,000 related to facilities and equipment under construction.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of June 30, 2011 and December 31, 2010:

	Fair value measurements at June 30, 2011 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$8,567	$-
Available for sale securities	904	-	-
Liabilities:
Interest rate swap	$-	$181	$-

	Fair value measurements at December 31, 2010 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$8,445	$-
Available for sale securities	1,124	-	-
Liabilities:
Interest rate swap	$-	$610	$-

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

The outstanding balance on the Revolving Credit Agreement was $173,100,000 at June 30, 2011 and $121,250,000 at December 31, 2010 which approximated the fair values. The fair value of these borrowings was based on quotes from the lender (level 2 inputs).  The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 10. The Company is subject to interest rate risk on the variable component of the interest rate.  The Company’s risk management objective is to lock in the interest cash outflows on a portion of the Company’s debt.  As a result, as described in Note 10, the Company entered into an interest rate swap agreement on $50 million of debt to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  The interest rate swap had a negative fair value, which is recorded as a current liability in other accrued expenses, of $181,000 at June 30, 2011 and negative $610,000 at December 31, 2010.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that the Company would expect to pay to terminate the swap as of the respective dates.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 is incorporated herein by reference.  Since year end 2010, the Company’s near-term strategy has changed as we now believe there are additional opportunities to utilize a larger fleet of equipment in several unconventional basins in support of several customer opportunities.  We believe that a larger fleet of equipment will increase our revenues and profits as soon as the fourth quarter of 2011.  As a result, we have increased our 2011 capital expenditures in order to support this expansion effort.

During the second quarter of 2011, revenues increased 75.2 percent to $443.0 million compared to the same period in the prior year.  The increase in revenues resulted primarily from higher activity levels, the expansion of customer relationships, and improved pricing within our technical services segment.  International revenues for the second quarter of 2011 decreased principally due to decreases in customer activity levels in New Zealand.  We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of revenues as a percentage of revenues decreased because of the leverage of fixed employments costs over higher revenues, but this decrease was offset by job mix, particularly in pressure pumping, and the increase in the costs of materials and supplies used in providing our services.

Selling, general and administrative expenses as a percentage of revenues decreased by approximately 3.6 percentage points in the second quarter of 2011 compared to the same period in the prior year due to positive leverage of these costs resulting from higher revenues.

RPC, INC. AND SUBSIDIARIES

Income before income taxes increased to $118.3 million for the three months ended June 30, 2011 compared to $51.3 million in the same period of 2010 primarily because of higher revenues.  The effective tax rate for the three months ended June 30, 2011 was 38.1 percent compared to 38.4 percent in the same period of the prior year.  Diluted earnings per share increased to $0.50 for the three months ended June 30, 2011 compared to $0.21 in the same period of 2010.  Cash flows from operating activities were $170.8 million for the three months ended June 30, 2011 compared to $47.8 million in the same period of 2010 due to significantly higher net income partially offset by increased working capital requirements consistent with higher revenues and business activity levels. The notes payable to banks increased to $173.1 million as of June 30, 2011 compared to $100.9 million as of June 30, 2010.

Capital expenditures were $203.8 million during the first six months of 2011. We currently expect capital expenditures to be approximately $400 million during full year 2011.  Our capital expenditures for the remainder of 2011 will be directed towards growth opportunities, as well as capitalized maintenance costs, and equipment related to specific projects in which we have a contract with a customer.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, had been gradually increasing since 2003 when rig count was just over 800 through the latter half of 2008 when the U.S. rig count peaked at 2,031 during the third quarter.  The global recession that began in the fourth quarter of 2007 precipitated the steepest annualized decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the second quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009.  Since June 2010, the rig count has increased by 117.5 percent to 1,905 early in the third quarter of 2011.  The outlook for U.S. domestic oilfield activity remains positive for the remainder of 2011.  The price of oil fell by 77 percent from $147 per barrel in the third quarter of 2008 to $34 early in 2010.  Since that time, the price of oil has increased by approximately 180 percent to approximately $96 per barrel in the third quarter of 2011.  The price of natural gas fell by 85 percent from approximately $13 per Mcf in the second quarter of 2008 to slightly below $2 per Mcf in the third quarter of 2010.  Since that time, the price of natural gas has increased to more than $5 per Mcf early in the third quarter of 2011.

Unconventional drilling activity, which requires more of RPC’s services than conventional drilling activity, accounted for 64 percent of total U.S. domestic drilling at the end of 2010.  Unconventional activity as a percentage of total oilfield activity continued to expand to 69 percent during the second quarter of 2011.  Oil-related drilling activity has also increased during the past year, and during the second quarter of 2011 increased to 51 percent of total domestic drilling, compared to 36 percent in the second quarter of 2010.  We are encouraged by this trend, because the new oil-directed drilling is taking place in unconventional drilling environments, and we also believe that this type of activity is more robust than natural gas-directed drilling because of the continued high prices of oil.

RPC, INC. AND SUBSIDIARIES

We continue to monitor the competitive environment.  Increasing activity levels and the service-intensive nature of completion activities in unconventional basins, in which we have a growing presence, have presented opportunities to improve utilization and pricing and to expand our fleet of revenue-producing equipment.  However, the market remains competitive, and the current operating environment creates expansion opportunities for existing and new competitors. We are concerned about the near-term weakness in the price of natural gas and the impact that this weakness may have on predominantly natural gas basins in which we have a significant presence. Our response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending.  We intend to closely manage the amount drawn on our credit facility over the course of 2011 as we increase our capital expenditure budget.  Based on current industry conditions, we believe that during the remainder of 2011 the Company’s consolidated revenues will increase and financial performance will improve compared to 2010.

RESULTS OF OPERATIONS
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Consolidated revenues [in thousands]	$443,029	$252,896	$824,790	$466,040
Revenues by business segment [in thousands]:
Technical	$406,736	$225,538	$756,138	$416,941
Support	36,293	27,358	68,652	49,099

Consolidated operating profit [in thousands]	$119,267	$52,089	$225,593	$74,657
Operating profit (loss) by business segment [in thousands]:
Technical	$109,509	$46,343	$209,425	$71,301
Support	13,154	6,639	23,089	8,549
Corporate	(3,475)	(2,426)	(8,411)	(5,862)
Gain on disposition of assets, net	79	1,533	1,489	669

Percentage cost of revenues to revenues	54.8%	55.2%	53.9%	57.7%
Percentage selling, general & administrative expenses to revenues	8.1%	11.7%	8.7%	12.3%
Percentage depreciation and amortization expense to revenues	10.1%	13.2%	10.2%	14.1%
Average U.S. domestic rig count	1,835	1,513	1,778	1,433
Average natural gas price (per thousand cubic feet (mcf))	$4.35	$4.36	$4.25	$4.67
Average oil price (per barrel)	$101.86	$76.97	$98.46	$77.77

RPC, INC. AND SUBSIDIARIES

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

Revenues.  Revenues for the three months ended June 30, 2011 increased 75.2 percent compared to the three months ended June 30, 2010.  Domestic revenues increased 83.7 percent to $435.6 million compared to the same period in the prior year.  The increases in revenues are due primarily to higher activity levels, a larger fleet of revenue-producing equipment, the expansion of customer relationships and improved pricing, particularly within our technical services segment. International revenues decreased 53.0 percent to $7.4 million for the three months ended June 30, 2011 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas decreased less than one percent while the average price of oil increased 32.3 percent during the second quarter of 2011 as compared to the same period in the prior year.  The average domestic rig count during the quarter was approximately 21.3 percent higher than the same period in 2010.

The Technical Services segment revenues for the quarter increased 80.3 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to an increase in the fleet of revenue-producing equipment and higher activity levels from customer commitments, as well as improved pricing in all of the service lines within this segment.  The Support Services segment revenues for the quarter increased by 32.7 percent compared to the same period in the prior year.  This increase was due primarily to improved pricing and utilization in the rental tool service line, which is the largest service line within this segment.  Operating profit in both Technical Services segment and Support Services segment improved due to higher revenues, improved pricing, and cost leverage.

Cost of revenues. Cost of revenues increased 74.2 percent to $243.0 million for the three months ended June 30, 2011 compared to $139.5 million for the three months ended June 30, 2010. This increase was due to the variable nature of several of these expenses. Cost of revenues, as a percentage of revenues, decreased in the second quarter of 2011 compared to the second quarter of 2010 due primarily to improved pricing for our services and the leverage of fixed employment costs over higher revenues.  These improvements were partially offset by an increase in materials and supplies expense due to increased costs and changing job requirements in pressure pumping.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the three months ended June 30, 2011 increased 22.0 percent to $36.0 million compared to $29.5 million for the three months ended June 30, 2010.  This increase was primarily due to increases in total employment costs, including increased incentive compensation consistent with improved operating results.  However, these costs as a percent of revenues decreased during the three months ended June 30, 2011 compared to the same period in the prior year due to the fixed nature of several of these expenses and our ability to leverage these costs over higher revenues.

RPC, INC. AND SUBSIDIARIES

Depreciation and amortization.   Depreciation and amortization totaled $44.9 million for the three months ended June 30, 2011, a 34.5 percent increase, compared to $33.4 million for the quarter ended June 30, 2010.   The increase was due to assets placed in service over the prior twelve months.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $78 thousand for the three months ended June 30, 2011 compared to a gain of $1.5 million for the three months ended June 30, 2010.  The gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other (expense) income, net was $(10) thousand for the three months ended June 30, 2011 compared to $(288) thousand for the same period in the prior year. Other (expense) income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan, settlements of various legal and insurance claims, and royalty receipts.

 Interest expense and interest income.  Interest expense was $998 thousand for the three months ended June 30, 2011 compared to $502 thousand for the quarter ended June 30, 2010.  The increase in 2011 is due to a higher average balance on our revolving credit facility, net of interest capitalized on equipment and facilities under construction and higher interest spread on our refinanced credit facility. Interest income was $3 thousand for the three months ended June 30, 2011 and $9 thousand for the three months ended June 30, 2010.

Income tax provision.  Income tax provision was $45.1 million during the three months ended June 30, 2011, compared to $19.7 million for the same period in 2010.  This increase was due to the increase in income before taxes.  The effective tax rate of 38.1 percent for the three months ended June 30, 2011 was lower than the 38.4 percent for the three months ended June 30, 2010 due primarily to changes in the relationship of annual estimates of pretax income and permanent tax differences.

RPC, INC. AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Revenues.  Revenues for the six months ended June 30, 2011 increased 77.0 percent compared to the six months ended June 30, 2010.  Domestic revenues increased 85.3 percent to $807.4 million compared to the same period in the prior year.  The increases in revenues are due primarily to higher activity levels, a larger fleet of revenue-producing equipment, the expansion of customer relationships and improved pricing, particularly within our technical services segment. International revenues decreased 42.7 percent to $17.4 million for the six months ended June 30, 2011 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas decreased 9.0 percent while the average price of oil increased 26.6 percent during the six months ended June 30, 2011 as compared to the same period in the prior year.  The average domestic rig count during the six months ended June 30, 2011 was approximately 24.0 percent higher than the same period in 2010.

The Technical Services segment revenues for the six months ended June 30, 2011 increased 81.4 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to an increase in the fleet of revenue-producing equipment and higher activity levels from customer commitments coupled with improved pricing. The Support Services segment revenues for the six months ended June 30, 2011 increased by 39.8 percent compared to the same period in the prior year.  This increase was due primarily to improved pricing and utilization.  Operating profit in the Technical and Support Services segment improved due to higher revenues, improved pricing, and cost leverage.

Cost of revenues. Cost of revenues increased 65.1 percent to $444.2 million for the six months ended June 30, 2011 compared to $269.1 million for the same period in the prior year.  This increase was due to the variable nature of several of these expenses. Cost of revenues, as a percentage of revenues, decreased in the first six months of 2011 compared to the first six months of 2010 due primarily to improved pricing for our services, the growing service intensity of much of our pressure pumping work, improved procurement of our raw materials and leverage of fixed employment costs over higher revenues.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the six months ended June 30, 2011 increased 25.6 percent to $72.0 million compared to $57.3 million for the same period in the prior year.  This increase was primarily due to increases in total employment costs, including increased incentive compensation consistent with improved operating results.  However, these costs as a percent of revenues decreased during the six months ended June 30, 2011 compared to the same period in the prior year due to the fixed nature of several of these expenses and the ability to leverage these costs over higher revenues.

Depreciation and amortization.   Depreciation and amortization totaled $84.4 million for the six months ended June 30, 2011, a 28.6 percent increase, compared to $65.6 million for the six months ended June 30, 2010.

RPC, INC. AND SUBSIDIARIES

Gain on disposition of assets, net.  Gain on disposition of assets, net was $1.5 million for the six months ended June 30, 2011 compared to $669 thousand for the six months ended June 30, 2010.  The gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $324 thousand for the six months ended June 30, 2011 compared to $115 thousand for the same period in the prior year. Other income, net primarily includes mark to market gains and losses of investments in the SERP, settlements of various legal and insurance claims, and royalty receipts.

 Interest expense and interest income.  Interest expense was $2.1 million for the six months ended June 30, 2011 compared to $1.0 million for the same period in the prior year.  The increase in 2011 is due to a higher average balance on our revolving line of credit, net of interest capitalized on equipment and facilities under construction and higher interest spread on our refinanced credit facility.  Interest income was $7 thousand for the six months ended June 30, 2011 and $32 thousand for the six months ended June 30, 2010.

Income tax provision. Income tax provision was $85.2 million during the six months ended June 30, 2011, compared to $28.8 million for the same period in 2010.  This increase was due to the increase in income before taxes.  The effective tax rate of 38.0 percent for the six months ended June 30, 2011 was lower than the 39.0 percent for the six months ended June 30, 2010 due primarily to changes in the relationship of annual estimates of pretax income and permanent tax differences.

RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2011 were $7.2 million.  The following table sets forth the historical cash flows for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
(In thousands)	2011	2010

Net cash provided by operating activities	$170,825	$47,804
Net cash used for investing activities	(188,559)	(50,310)
Net cash provided by financing activities	15,889	1,700

Cash provided by operating activities for the six months ended June 30, 2011 increased by $123.0 million compared to the comparable period in the prior year. This change is primarily due to a significant increase of $93.7 million in net earnings for the six months ended June 30, 2011 compared to the same period of 2010 partially offset by an increase in depreciation expense resulting from higher capital expenditures and a small increase in working capital requirements consistent with higher revenues and business activity levels.

Cash used for investing activities for the six months ended June 30, 2011 increased by $138.2 million, compared to the six months ended June 30, 2010, primarily as a result of higher capital expenditures.

Cash provided by financing activities for the six months ended June 30, 2011 increased by $14.2 million, compared to the six months ended June 30, 2010, as result of increased net borrowings under our credit facility in the first six months of 2011, primarily to fund working capital requirements, capital expenditures and higher dividend distributions in the six months ended June 30, 2011 compared to the prior year, coupled with open market share repurchases during 2011.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2011 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $350 million revolving credit facility (the “Revolving Credit Agreement”) that matures in August 2015. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $173.1 million at June 30, 2011 and approximately $19.5 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  A total of $157.4 million was available under our facility as of June 30, 2011.  Additional information regarding our Revolving Credit Agreement is included in Note 10 to our Consolidated Financial Statements included in this report.

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

Cash Requirements

The Company currently expects that capital expenditures during 2011 will be approximately $400 million, of which $203.8 million has been spent as of June 30, 2011.  We expect these expenditures for the remainder of 2011 to be primarily directed towards several growth opportunities we have identified, as well as capitalized maintenance and equipment related to specific projects in which we have a contract with a customer. The actual amount of 2011 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

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

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 17,718,750 shares.  The Company repurchased 810,377 shares of common stock under the program during the six months ended June 30, 2011 but may repurchase additional outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On July 26, 2011, the Board of Directors approved a $0.08 per share cash dividend payable September 9, 2011 to stockholders of record at the close of business August 10, 2011.   The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

RPC, INC. AND SUBSIDIARIES

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials used to provide services to the Company’s customers.  During the first six months of 2011, the Company incurred higher fuel costs due to increased commodity prices compared to the same period in 2010.  Also, the Company believes that it will be subject to upward wage pressures during the second half of 2011. Finally, the costs of certain materials used to provide services to RPC’s customers remain high and may increase during the remainder of 2011 if oilfield activity remains strong.  The Company has attempted to mitigate the risk of cost increases by securing materials through different sources, although no assurance can be given that these efforts will be successful.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  During the six months ended June 30, 2011, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling approximately $362,000 compared to $326,000 for the comparable period in 2010.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant shareholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $519,000 for the six months ended June 30, 2011 and $211,000 for the six months ended June 30, 2010.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $43,000 for the six months ended June 30, 2011 and $47,000 for the six months ended June 30, 2010.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our belief that there are additional opportunities to utilize a larger fleet of equipment in several unconventional basins in support of several customer opportunities; our belief that a larger fleet of equipment will increase our revenues and profits as soon as the fourth quarter of 2011; our expectation for the amount and focus of our capital expenditures during 2011; our plan to continue to focus on international growth opportunities; the outlook that the US domestic oil field remains positive for the remainder of 2011; our concern about the near term weakness in the price of natural gas and the impact that this weakness may have on predominately natural gas basins in which we have a significant presence; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our plan to closely monitor the amount drawn on our credit facility over the course of 2011; our belief that during 2011 our forecasted revenues will increase and financial performance will improve; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; expectations as to future payment of dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of June 30, 2011, there are outstanding interest-bearing advances of $173.1 million on our credit facility which bear interest at a floating rate.  In December 2008 we entered into a $50 million interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the Revolving Credit Agreement to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes.  Under this agreement, the Company and the issuing lender settle each month for the difference between a fixed interest rate of 2.07% and a comparable one month variable-rate interest paid to the syndicate of lenders under our Revolving Credit Agreement on the same notional amount, excluding the margin. The swap agreement terminates on September 8, 2011.  As of June 30, 2011 the interest rate swap had a negative fair value of $181,000 and is recorded as a current liability in other accrued expenses.  An increase in interest rates of one half of one percent would result in the interest rate swap having a negative fair value of approximately $127,000.  A decrease in interest rates of one half of one percent would result in the interest rate swap having a negative fair value of approximately $240,000.  A change in interest rates will have no impact on the interest expense associated with the $50,000,000 of borrowings under the Revolving Credit Agreement that are subject to the interest rate swap.  A change in the interest rate of one percent on the remaining outstanding balance of the credit facility at June 30, 2011 not subject to the interest rate swap would cause a change of $1.2 million in total annual interest costs.

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

As of the end of the period covered by this report, June 30, 2011 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the second quarter of 2011 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
April 1, 2011 to April 30, 2011	89,697	(2)	$23.46	-	3,400,521

Month #2
May 1, 2011 to May 31, 2011	-		-	-	3,400,521

Month #3
June 1, 2011 to June 30, 2011	-		-	-	3,400,521
Totals	89,697		$23.46	-	3,400,521

(1)
The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 17,718,750 shares in the open market.  There were no repurchases during the second quarter of 2011.  Currently the program does not have a predetermined expiration date.

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
3.1(c) 3.2
Certificate of amendment of the certificate of incorporation of RPC, Inc.
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
32.1 101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
Section 906 certifications for Chief Executive Officer and Chief Financial Officer.

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Richard A. Hubbell
Date: August 2, 2011	Richard A. Hubbell
President and Chief Executive Officer (Principal Executive Officer)

/s/ Ben M. Palmer
Date: August 2, 2011	Ben M. Palmer
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)