Form 10-Q
period 2011-09-30
RPC INC
filed 2011-11-03
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of October 20, 2011, RPC, Inc. had 148,313,708 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(In thousands)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS		(Note 1)

Cash and cash equivalents	$6,970	$9,035
Accounts receivable, net	437,257	294,002
Inventories	93,136	64,059
Deferred income taxes	8,037	7,426
Income taxes receivable	2,374	17,251
Prepaid expenses and other current assets	17,519	6,905
Total current assets	565,293	398,678
Property, plant and equipment, net	612,724	453,017
Goodwill	24,093	24,093
Other assets	11,921	12,083
Total assets	$1,214,031	$887,871

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$139,508	$78,743
Accrued payroll and related expenses	28,078	23,881
Accrued insurance expenses	6,041	5,141
Accrued state, local and other taxes	6,139	2,988
Income taxes payable	3,985	5,788
Other accrued expenses	1,324	963
Total current liabilities	185,075	117,504
Long-term accrued insurance expenses	8,889	8,489
Notes payable to banks	140,800	121,250
Long-term pension liabilities	18,431	18,397
Other long-term liabilities	2,926	2,448
Deferred income taxes	139,082	80,888
Total liabilities	495,203	348,976
Common stock	14,831	14,818
Capital in excess of par value	-	6,460
Retained earnings	713,537	527,150
Accumulated other comprehensive loss	(9,540)	(9,533)
Total stockholders’ equity	718,828	538,895
Total liabilities and stockholders’ equity	$1,214,031	$887,871

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues	$502,235	$302,200	$1,327,025	$768,240
Cost of revenues	279,936	162,529	724,179	431,621
Selling, general and administrative expenses	37,190	33,095	109,203	90,410
Depreciation and amortization	46,476	33,091	130,906	98,736
Loss (gain) on disposition of assets, net	4,179	(905)	2,690	(1,574)
Operating profit	134,454	74,390	360,047	149,047
Interest expense	(887)	(707)	(2,964)	(1,750)
Interest income	9	14	16	46
Other (expense) income, net	(906)	441	(582)	556
Income before income taxes	132,670	74,138	356,517	147,899
Income tax provision	49,559	27,869	134,717	56,628
Net income	$83,111	$46,269	$221,800	$91,271

Earnings per share
Basic	$0.57	$0.32	$1.53	$0.63
Diluted	$0.57	$0.32	$1.51	$0.62

Dividends per share	$0.08	$0.04	$0.22	$0.09

Average shares outstanding
Basic	145,274	145,061	145,168	144,950
Diluted	146,866	146,757	146,955	146,462

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(In thousands)
(Unaudited)

				Capital in Excess of Par Value		Accumulated Other Comprehensive Loss
	Comprehensive Income (Loss)	Common Stock			Retained Earnings		Total
		Shares	Amount
Balance, December 31, 2010		148,176	$14,818	$6,460	$527,150	($9,533)	$538,895
Stock issued for stock incentive plans, net		1,237	123	6,712	—	—	6,835
Stock purchased and retired		(1,099)	(110)	(16,606)	(2,912)	—	(19,628)
Net income	$221,800	—	—	—	221,800	—	221,800
Pension adjustment, net of taxes	221	—	—	—	—	221	221
Change in cash flow hedge, net of taxes	387	—	—	—	—	387	387
Foreign currency translation, net of taxes	(289)	—	—	—	—	(289)	(289)
Unrealized loss on securities, net of taxes	(326)	—	—	—	—	(326)	(326)
Comprehensive income	$221,793
Dividends declared		—	—	—	(32,501)	—	(32,501)
Excess tax benefits for share- based payments		—	—	3,434	—	—	3,434
Balance, September 30, 2011		148,314	$14,831	$0	$713,537	($9,540)	$718,828

The accompanying notes are an integral part of this consolidated financial statement.

RPC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$221,800	$91,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	130,834	98,678
Stock-based compensation expense	5,423	3,862
Loss (gain) on disposition of assets, net	2,690	(1,574)
Deferred income tax provision (benefit)	57,587	(5,447)
Excess tax benefits for share-based payments	(3,434)	(642)
Changes in current assets and liabilities:
Accounts receivable	(143,422)	(149,313)
Income taxes receivable	18,311	18,038
Inventories	(29,319)	(6,057)
Prepaid expenses and other current assets	(11,344)	1,875
Accounts payable	54,500	12,600
Income taxes payable	(1,803)	13,147
Accrued payroll and related expenses	4,197	11,803
Accrued insurance expenses	900	838
Accrued state, local and other taxes	3,151	2,940
Other accrued expenses	1,008	(47)
Changes in working capital	(103,821)	(94,176)
Changes in other assets and liabilities:
Pension liabilities	382	604
Accrued insurance expenses	400	(73)
Other non-current assets	576	(604)
Other non-current liabilities	478	731
Net cash provided by operating activities	312,915	92,630

INVESTING ACTIVITIES
Capital expenditures	(305,729)	(106,106)
Proceeds from sale of assets	18,897	10,751
Net cash used for investing activities	(286,832)	(95,355)

FINANCING ACTIVITIES
Payment of dividends	(32,501)	(13,766)
Borrowings from notes payable to banks	610,450	382,200
Repayments of notes payable to banks	(590,900)	(364,200)
Debt issue costs for notes payable to banks	(415)	(1,886)
Excess tax benefits for share-based payments	3,434	642
Cash paid for common stock purchased and retired	(18,857)	(1,647)
Proceeds received upon exercise of stock options	641	127
Net cash (used for) provided by financing activities	(28,148)	1,470

Net decrease in cash and cash equivalents	(2,065)	(1,255)
Cash and cash equivalents at beginning of period	9,035	4,489
Cash and cash equivalents at end of period	$6,970	$3,234

Supplemental Information:
Interest paid	$3,115	$1,670
Income taxes paid, net	$61,172	$31,824
Change in accounts payable for capital expenditures	$6,624	$15,810

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

During the last two quarters of 2011, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

Recently Issued Accounting Pronouncements Not Yet Adopted:

ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.   The amendments in this codification permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount.  This can be used as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company plans to adopt these provisions in the fourth quarter of 2011, for annual and interim goodwill impairment tests performed starting this year. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The amendments to the Codification in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012 and is currently evaluating the impact of the adoption of these provisions on the presentation of its consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements are expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011.  The Company plans to adopt these provisions in the first quarter of 2012. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share data)	2011	2010	2011	2010
Net income available for stockholders:	$83,111	$46,269	$221,800	$91,271
Less: Dividends paid
Common stock	(11,516)	(5,802)	(31,948)	(13,532)
Restricted shares of common stock	(199)	(97)	(553)	(234)
Undistributed earnings	$71,396	$40,370	$189,299	$77,505

Allocation of undistributed earnings:
Common stock	$69,947	$39,540	$185,456	$75,911
Restricted shares of common stock	1,449	830	3,843	1,594

Basic shares outstanding:
Common stock	142,261	142,007	142,127	141,795
Restricted shares of common stock	3,013	3,054	3,041	3,155
	145,274	145,061	145,168	144,950
Diluted shares outstanding:
Common stock	142,261	142,007	142,127	141,795
Dilutive effect of options	1,592	1,696	1,787	1,512
	143,853	143,703	143,914	143,307
Restricted shares of common stock	3,013	3,054	3,041	3,155
	146,866	146,757	146,955	146,462
Basic earnings per share:
Common stock:
Distributed earnings	$0.08	$0.04	$0.22	$0.09
Undistributed earnings	0.49	0.28	1.31	0.54
	$0.57	$0.32	$1.53	$0.63
Restricted shares of common stock:
Distributed earnings	$0.07	$0.03	$0.18	$0.07
Undistributed earnings	0.48	0.27	1.26	0.51
	$0.55	$0.30	$1.44	$0.58
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.08	$0.04	$0.22	$0.09
Undistributed earnings	0.49	0.28	1.29	0.53
	$0.57	$0.32	$1.51	$0.62

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Net income as reported	$83,111	$46,269	$221,800	$91,271
Pension adjustment, net of taxes	73	65	221	91
Change in cash flow hedge, net of taxes	115	35	387	(8)
Foreign currency translation, net of taxes	(415)	119	(289)	60
Unrealized gain (loss) on securities, net of taxes	(186)	60	(326)	232
Comprehensive income	$82,698	$46,548	$221,793	$91,646

6.	STOCK-BASED COMPENSATION

The Company reserved 7,593,750 shares of common stock under its 2004 Stock Incentive Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of September 30, 2011, there were approximately 2,006,000 shares available for grants.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Pre-tax expense	$1,602	1,220	$5,423	3,862
After tax expense	1,017	774	3,444	2,452

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Transactions involving RPC’s stock options for the nine months ended September 30, 2011 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,070,388	$2.26	1.23 years
Granted	-	-	N/A
Exercised	(569,207)	2.48	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding and exercisable at September 30, 2011	501,181	$2.01	1.18 years	$14,433,510

The total intrinsic value of stock options exercised was approximately $11,375,000 during the nine months ended September 30, 2011 and approximately $964,000 during the nine months ended September 30, 2010.  Tax benefits related to non-qualified stock options exercised totaled $799,000 during the nine months ended September 30, 2011 and were credited to capital in excess of par value and are classified as financing cash flows.  There were no recognized excess tax benefits associated with the exercise of stock options during the nine months ended September 30, 2010.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2011	3,007,353	$7.58
Granted	740,500	17.39
Vested	(664,248)	7.43
Forfeited	(72,850)	9.09
Non-vested shares at September 30, 2011	3,010,755	$9.92

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of shares vested during the nine months ended September 30, 2011 was approximately $11,861,000 and during the nine months ended September 30, 2010 was approximately $5,078,000.  Tax benefits for compensation tax deductions in excess of compensation expense for restricted stock totaled approximately $2,635,000 for the nine months ended September 30, 2011 and $642,000 for the nine months ended September 30, 2010 and were credited to capital in excess of par value and are classified as financing cash flows.

Other Information

As of September 30, 2011, total unrecognized compensation cost related to non-vested restricted shares was approximately $28,266,000 which is expected to be recognized over a weighted-average period of 3.7 years.  As of September 30, 2011, all of the compensation cost related to stock options has been recognized.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Support Services include RPC’s oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, inspection and storage services and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico and the mid-continent regions, and selected international locations. Customers include domestic operations of major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

Inter-segment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results.

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
(in thousands)
Revenues
Technical Services	$463,685	$268,049	$1,219,823	$684,990
Support Services	38,550	34,151	107,202	83,250
Total revenues	$502,235	$302,200	$1,327,025	$768,240
Operating profit:
Technical Services	$127,877	$65,225	$337,302	$136,527
Support Services	14,121	12,015	37,210	20,564
Corporate	(3,365)	(3,755)	(11,775)	(9,618)
(Loss) gain on disposition of assets, net	(4,179)	905	(2,690)	1,574
Total operating profit	$134,454	$74,390	$360,047	$149,047
Interest expense	(887)	(707)	(2,964)	(1,750)
Interest income	9	14	16	46
Other (expense) income, net	(906)	441	(582)	556
Income before income taxes	$132,670	$74,138	$356,517	$147,899

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2011	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at September 30, 2011	$1,001,126	$169,453	$43,452	$1,214,031
Capital expenditures	273,316	30,174	2,239	305,729
Depreciation and amortization	110,218	20,546	142	130,906

8.	INVENTORIES

Inventories of $93,136,000 at September 30, 2011 and $64,059,000 at December 31, 2010 consist of raw materials, parts and supplies.

9.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010

Service cost	$-	$-	$-	$-
Interest cost	479	474	1,437	1,420
Expected return on plan assets	(458)	(423)	(1,374)	(1,267)
Amortization of net losses	116	102	348	306
Net periodic benefit cost	$137	$153	$411	$459

The Company contributed $600,000 to the plan during the nine months ended September 30, 2011.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $7,832,000 as of September 30, 2011 and $8,445,000 as of December 31, 2010. The SERP assets are reported in other assets on the consolidated balance sheet and changes related to the fair value of these assets are recorded in the consolidated statement of operations as part of other (expense) income, net. Trading gains (losses) related to the SERP assets totaled approximately $(735,000) for the three months ended September 30, 2011 and approximately $344,000 for the three months ended September 30, 2010.  Trading gains (losses) related to the SERP assets totaled approximately $(613,000) for the nine months ended September 30, 2011 and approximately $289,000 for the nine months ended September 30, 2010.  The SERP deferrals and the contributions are recorded in pension liabilities with any change in the fair value recorded as compensation cost.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	NOTES PAYABLE TO BANKS

On August 31, 2010, the Company replaced its $200 million credit facility with a $350 million revolving credit facility with Banc of America Securities, LLC, SunTrust Robinson Humphrey, Inc, and Regions Capital Markets as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders.  The facility includes a full and unconditional guarantee by the Company’s 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of RPC and its subsidiaries.  The subsidiaries of the Company that are not guarantors are considered minor.

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

Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

●	the Base Rate, which is the highest of Bank of America’s “prime rate” for the day of the borrowing, a fluctuating rate per annum equal to the Federal Funds Rate plus 0.50%, and a rate per annum equal to the one (1) month LIBOR rate plus 1.00%; in each case plus a margin that ranges from 0.25% to 1.25% based on a quarterly debt covenant calculation; or

●	with respect to any Eurodollar borrowings, the British Bankers Association LIBOR rate for a given term, plus a margin ranging from 1.25% to 2.25%, based upon a quarterly debt covenant calculation.

In addition, the Company pays an annual fee ranging from 0.25% to 0.35%, based on a quarterly debt covenant calculation, of the unused portion of the credit facility.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.  The Company was in compliance with these covenants for the nine months ended September 30, 2011.

At September 30, 2011, the Company had outstanding borrowings of $140.8 million under the facility.  Additionally there were letters of credit outstanding relating to self-insurance programs and contract bids totaling $16.6 million as of September 30, 2011.

Interest incurred on the credit facility and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Interest incurred (in thousands)	$971	$977	$3,268	$2,099

Weighted average interest rate	2.6%	3.8%	3.0%	2.6%

For the nine months ended September 30, 2011 and September 30, 2010 the Company capitalized interest of approximately $413,000 and $256,000 related to facilities and equipment under construction.

In December 2008 the Company entered into an interest rate swap agreement that effectively converted $50 million of the Company’s variable-rate debt to a fixed rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminated on September 8, 2011.  Under this agreement the Company and the issuing lender settled on a monthly basis for the difference between a fixed interest rate of 2.07% and a comparable one month LIBOR rate.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of September 30, 2011 and December 31, 2010:

	Fair value measurements at September 30, 2011 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$7,832	$-
Available for sale securities	610	-	-

	Fair value measurements at December 31, 2010 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$8,445	$-
Available for sale securities	1,124	-	-
Liabilities:
Interest rate swap	$-	$610	$-

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding balance on the Revolving Credit Agreement was $140,800,000 at September 30, 2011 and $121,250,000 at December 31, 2010 which approximated the fair values. The fair value of these borrowings was based on quotes from the lender (level 2 inputs).  The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 10. The Company is subject to interest rate risk on the variable component of the interest rate.  The Company’s risk management objective was to lock in the interest cash outflows on a portion of the Company’s debt.  As a result, as described in Note 10, the Company entered into an interest rate swap agreement on $50 million of debt to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  This agreement terminated on September 8, 2011.  As of December 31, 2010, the interest rate swap had a negative fair value, which is recorded as a current liability in other accrued expenses totaling $610,000.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that the Company would expect to pay to terminate the swap as of December 31, 2010.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 is incorporated herein by reference.  Since year end 2010, the Company’s strategy of utilizing a larger fleet of equipment in unconventional basins expanded into additional unconventional basins with additional customer opportunities.  As a result, we increased our 2011 capital expenditures in order to support this expanded effort, and this larger fleet has increased our revenues and profits during the first nine months of 2011.

During the third quarter of 2011, revenues increased 66.2 percent to $502.2 million compared to the same period in the prior year.  The increase in revenues resulted primarily from an increase in the fleet of revenue-producing equipment in several service lines, improved utilization across all of our service lines, and improved pricing.  International revenues for the third quarter of 2011 were approximately equal to the third quarter of 2010.  International revenues reflect decreases in customer activity levels in New Zealand, offset by increases in Canada and Mexico.  We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of revenues as a percentage of revenues increased during the third quarter of 2011 in comparison to the same period of the prior year due to increased costs due to logistical challenges in obtaining key materials used in pressure pumping, as well as increased usage of certain raw materials due to a changing job mix.  This increase was partially offset by the leveraging of fixed employment costs over higher revenues.

Selling, general and administrative expenses as a percentage of revenues decreased by approximately 3.6 percentage points in the third quarter of 2011 compared to the same period in the prior year due to positive leverage of these costs resulting from higher revenues.

RPC, INC. AND SUBSIDIARIES

Income before income taxes increased to $132.7 million for the three months ended September 30, 2011 compared to $74.1 million in the same period of 2010 primarily because of higher revenues partially offset by an increase of $5.1 million in net losses on disposition of assets due to increased wear and tear on our equipment, particularly pressure pumping components.  The effective tax rate for the three months ended September 30, 2011 was 37.4 percent compared to 37.6 percent in the same period of the prior year.  Diluted earnings per share increased to $0.57 for the three months ended September 30, 2011 compared to $0.32 in the same period of 2010.  Cash flows from operating activities were $142.1 million for the three months ended September 30, 2011 compared to $44.8 million in the same period of 2010 due to significantly higher net income partially offset by increased working capital requirements consistent with higher revenues and business activity levels. The notes payable to banks increased to $140.8 million as of September 30, 2011 compared to $108.3 million as of September 30, 2010.

Capital expenditures were $305.7 million during the first nine months of 2011. We currently expect capital expenditures to be approximately $400 to $450 million during full year 2011.  Our capital expenditures for the remainder of 2011 will be directed towards growth opportunities, as well as capitalized maintenance costs, and equipment related to specific projects in which we have a contract with a customer.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, had been gradually increasing since 2003 when rig count was just over 800 through the latter half of 2008 when the U.S. rig count peaked at 2,031 during the third quarter.  The global recession that began in the fourth quarter of 2007 precipitated the steepest annualized decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the second quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009.  Since June 2009, the rig count has increased by 129.7 percent to 2,012 early in the fourth quarter of 2011.  The outlook for U.S. domestic oilfield activity remains positive for the remainder of 2011.  The price of oil fell by 77 percent from $147 per barrel in the third quarter of 2008 to $34 early in 2010.  Since that time, the price of oil has increased by approximately 144 percent to approximately $83 per barrel early in the fourth quarter of 2011.  The price of natural gas fell by 85 percent from approximately $13 per Mcf in the second quarter of 2008 to slightly below $2 per Mcf in the third quarter of 2010.  Since that time, the price of natural gas has increased to more than $3 per Mcf early in the fourth quarter of 2011.

RPC, INC. AND SUBSIDIARIES

Unconventional drilling activity, which requires more of RPC’s services than conventional drilling activity, accounted for 70 percent of total U.S. domestic drilling at the end of the third quarter of 2011. Oil-related drilling activity has also increased during the past year, and during the third quarter of 2011 increased to 54 percent of total domestic drilling, compared to 36 percent in the third quarter of 2010.  We are encouraged by this trend, because the new oil-directed drilling is taking place in unconventional drilling environments, and we also believe that this type of activity is more robust than natural gas-directed drilling because of the continued high price of oil.  During the third quarter we continued to expand into unconventional basins in which oil-directed drilling is the predominant hydrocarbon production activity.

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

RPC, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Consolidated revenues [in thousands]	$502,235	$302,200	$1,327,025	$768,240
Revenues by business segment [in thousands]:
Technical	$463,685	$268,049	$1,219,823	$684,990
Support	38,550	34,151	107,202	83,250

Consolidated operating profit [in thousands]	$134,454	$74,390	$360,047	$149,047

Operating profit by business segment [in thousands]:
Technical	$127,877	$65,225	$337,302	$136,527
Support	14,121	12,015	37,210	20,564
Corporate	(3,365)	(3,755)	(11,775)	(9,618)
(Loss) gain on disposition of assets, net	(4,179)	905	(2,690)	1,574

Percentage cost of revenues to revenues	55.7%	53.8%	54.6%	56.2%
Percentage selling, general & administrative expenses to revenues	7.4%	11.0%	8.2%	11.8%
Percentage depreciation and amortization expense to revenues	9.3%	11.0%	9.9%	12.9%
Average U.S. domestic rig count	1,949	1,626	1,835	1,498
Average natural gas price (per thousand cubic feet (mcf))	$4.07	$4.22	$4.19	$4.52
Average oil price (per barrel)	$88.29	$76.62	$95.07	$77.38

RPC, INC. AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

Revenues.  Revenues for the three months ended September 30, 2011 increased 66.2 percent compared to the three months ended September 30, 2010.  Domestic revenues increased 69.6 percent to $487.5 million compared to the same period in the prior year.  The increases in revenues are due primarily to a larger fleet of revenue-producing equipment in several service lines, improved utilization across all our service lines and improved pricing. International revenues decreased 0.2 percent to $14.8 million for the three months ended September 30, 2011 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas decreased 3.6 percent while the average price of oil increased 15.2 percent during the third quarter of 2011 as compared to the same period in the prior year.  The average domestic rig count during the quarter was approximately 19.9 percent higher than the same period in 2010.

The Technical Services segment revenues for the quarter increased 73.0 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to an increase in the fleet of revenue-producing equipment and higher activity levels from customer commitments, as well as improved pricing in all of the service lines within this segment.  The Support Services segment revenues for the quarter increased by 12.9 percent compared to the same period in the prior year.  This increase was due primarily to improved pricing and utilization in the rental tool service line, which is the largest service line within this segment.  Operating profit in both the Technical Services segment and Support Services segment improved due to higher revenues, improved pricing, and cost leverage.

Cost of revenues. Cost of revenues increased 72.2 percent to $279.9 million for the three months ended September 30, 2011 compared to $162.5 million for the three months ended September 30, 2010. This increase was due to the variable nature of several of these expenses. Cost of revenues, as a percentage of revenues, increased in the third quarter of 2011 compared to the third quarter of 2010 due primarily to increased costs as a result of logistical complexities with raw materials used in pressure pumping, as well as increased usage of certain raw materials due to a changing job mix.  This increase was partially offset by the leveraging of fixed employment costs over higher revenues.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the three months ended September 30, 2011 increased 12.4 percent to $37.2 million compared to $33.1 million for the three months ended September 30, 2010.  This increase was primarily due to increases in total employment costs consistent with improved operating results.  However, these costs as a percent of revenues decreased during the three months ended September 30, 2011 compared to the same period in the prior year due to the fixed nature of several of these expenses and our ability to leverage these costs over higher revenues.

RPC, INC. AND SUBSIDIARIES

Depreciation and amortization.   Depreciation and amortization totaled $46.5 million for the three months ended September 30, 2011, a 40.4 percent increase, compared to $33.1 million for the quarter ended September 30, 2010.   The increase was due to assets placed in service over the prior twelve months, however, these costs as a percentage of revenues decreased.

(Loss) gain on disposition of assets, net.  (Loss) on disposition of assets, net was $(4.2) million for the three months ended September 30, 2011 compared to a net gain of $0.9 million for the three months ended September 30, 2010.  The (loss) gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear in performing high intensity operations which requires early dispositions, or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other (expense) income, net was $(906) thousand for the three months ended September 30, 2011 compared to $441 thousand for the same period in the prior year. Other (expense) income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan, settlements of various legal and insurance claims, and royalty receipts.

 Interest expense and interest income.  Interest expense was $887 thousand for the three months ended September 30, 2011 compared to $707 thousand for the three months ended September 30, 2010.  The increase in 2011 is due to a higher average debt balance on our revolving credit facility, net of interest capitalized on equipment and facilities under construction partially offset by lower interest costs on our refinanced syndicated revolving credit facility. Interest income was $9 thousand for the three months ended September 30, 2011 and $14 thousand for the three months ended September 30, 2010.

Income tax provision.  Income tax provision was $49.6 million during the three months ended September 30, 2011, compared to $27.9 million for the same period in 2010.  This increase was due to the increase in income before taxes.  The effective tax rate of 37.4 percent for the three months ended September 30, 2011 was slightly lower than the 37.6 percent for the three months ended September 30, 2010.

RPC, INC. AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenues.  Revenues for the nine months ended September 30, 2011 increased 72.7 percent compared to the nine months ended September 30, 2010.  Domestic revenues increased 79.1 percent to $1,294.9 million compared to the same period in the prior year.  The increases in revenues are due primarily to a larger fleet of revenue-producing equipment, the expansion of customer relationships and improved pricing, particularly within our technical services segment. International revenues decreased 28.7 percent to $32.2 million for the nine months ended September 30, 2011 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas decreased 7.4 percent while the average price of oil increased 22.9 percent during the nine months ended September 30, 2011 as compared to the same period in the prior year.  The average domestic rig count during the nine months ended September 30, 2011 was approximately 22.5 percent higher than the same period in 2010.

The Technical Services segment revenues for the nine months ended September 30, 2011 increased 78.1 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to an increase in the fleet of revenue-producing equipment and higher activity levels from customer commitments coupled with improved pricing. The Support Services segment revenues for the nine months ended September 30, 2011 increased by 28.8 percent compared to the same period in the prior year.  This increase was due primarily to improved pricing and utilization.  Operating profit in the Technical and Support Services segment improved due to higher revenues, improved pricing, and cost leverage.

Cost of revenues. Cost of revenues increased 67.8 percent to $724.2 million for the nine months ended September 30, 2011 compared to $431.6 million for the same period in the prior year.  This increase was due to the variable nature of several of these expenses. Cost of revenues, as a percentage of revenues, decreased in the first nine months of 2011 compared to the first nine months of 2010 due primarily to the leveraging of fixed costs over higher revenues, partially offset by increases in the costs of raw materials and fuel.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the nine months ended September 30, 2011 increased 20.8 percent to $109.2 million compared to $90.4 million for the same period in the prior year.  This increase was primarily due to increases in total employment costs, including increased incentive compensation consistent with improved operating results.  However, these costs as a percent of revenues decreased during the nine months ended September 30, 2011 compared to the same period in the prior year due to the fixed nature of several of these expenses and the ability to leverage these costs over higher revenues.

Depreciation and amortization.   Depreciation and amortization totaled $130.9 million for the nine months ended September 30, 2011, a 32.6 percent increase, compared to $98.7 million for the nine months ended September 30, 2010.

RPC, INC. AND SUBSIDIARIES

(Loss) gain on disposition of assets, net.  (Loss) on disposition of assets, net was $(2.7) million for the nine months ended September 30, 2011 compared to a net gain of $1.6 million for the nine months ended September 30, 2010.  The (loss) gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear in performing high intensity operations which requires early dispositions, or sales to customers of lost or damaged rental equipment.

Other(expense) income, net. Other (expense) income, net was $(582) thousand for the nine months ended September 30, 2011 compared to $556 thousand for the same period in the prior year. Other (expense) income, net primarily includes mark to market gains and losses of investments in the SERP, settlements of various legal and insurance claims, and royalty receipts.

 Interest expense and interest income.  Interest expense was $3.0 million for the nine months ended September 30, 2011 compared to $1.8 million for the same period in the prior year.  The increase in 2011 is due to a higher average debt balance on our revolving credit facility, net of interest capitalized on equipment and facilities under construction partially offset by lower interest costs on our refinanced syndicated revolving credit facility.  Interest income was $16 thousand for the nine months ended September 30, 2011 and $46 thousand for the nine months ended September 30, 2010.

Income tax provision. Income tax provision was $134.7 million during the nine months ended September 30, 2011, compared to $56.6 million for the same period in 2010.  This increase was due to the increase in income before taxes.  The effective tax rate of 37.8 percent for the nine months ended September 30, 2011 was lower than the 38.3 percent for the nine months ended September 30, 2010 due primarily to changes in the relationship of annual estimates of pretax income and permanent tax differences.

RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2011 were $7.0 million.  The following table sets forth the historical cash flows for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
(In thousands)	2011	2010

Net cash provided by operating activities	$312,915	$92,630
Net cash used for investing activities	(286,832)	(95,355)
Net cash (used for) provided by financing activities	(28,148)	1,470

Cash provided by operating activities for the nine months ended September 30, 2011 increased by $220.3 million compared to the comparable period in the prior year. This change is primarily due to a significant increase of $130.5 million in net income for the nine months ended September 30, 2011 compared to the same period of 2010 in addition to an increase in depreciation expense resulting from higher capital expenditures partially offset by an increase in working capital requirements consistent with higher revenues and business activity levels.

Cash used for investing activities for the nine months ended September 30, 2011 increased by $191.5 million, compared to the nine months ended September 30, 2010, primarily as a result of higher capital expenditures directed primarily at increasing our fleet of equipment.

Cash used for financing activities for the nine months ended September 30, 2011 increased by $29.6 million, compared to the nine months ended September 30, 2010, as a result of higher common stock dividend distributions in the nine months ended September 30, 2011 compared to the prior year, coupled with open market share repurchases during 2011.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2011 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $350 million revolving credit facility (the “Revolving Credit Agreement”) that matures in August 2015. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $140.8 million at September 30, 2011 and approximately $16.6 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  A total of $192.6 million was available under our facility as of September 30, 2011.  Additional information regarding our Revolving Credit Agreement is included in Note 10 to our Consolidated Financial Statements included in this report.

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

Cash Requirements

The Company currently expects that capital expenditures during 2011 will be approximately $400 to $450 million, of which $305.7 million has been spent as of September 30, 2011.  We expect these expenditures for the remainder of 2011 to be primarily directed towards several growth opportunities we have identified, as well as capitalized maintenance and equipment related to specific projects in which we have a contract with a customer. The actual amount of 2011 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

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

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 17,718,750 shares.  The Company repurchased 810,377 shares of common stock under the program during the first quarter of 2011 and may repurchase additional outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On October 25, 2011, the Board of Directors approved a $0.10 per share cash dividend payable December 10, 2011 to stockholders of record at the close of business November 9, 2011.   The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials used to provide services to the Company’s customers.  During the first nine months of 2011, the Company incurred higher fuel costs due to increased commodity prices compared to the same period in 2010, although these prices moderated towards the end of this period.  Also, the Company was subjected to upward wage pressures during the first nine months of 2011. Finally, the costs of certain materials used to provide services to RPC’s customers remain high and have increased during 2011. We believe that these costs will continue to remain high during the remainder of the current period of high oilfield activity levels.  The Company has attempted to mitigate the risk of cost increases by securing materials through different sources, although no assurance can be given that these efforts will be successful.

RPC, INC. AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  During the nine months ended September 30, 2011, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling approximately $500,000 compared to $497,000 for the comparable period in 2010.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $915,000 for the nine months ended September 30, 2011 and $398,000 for the nine months ended September 30, 2010.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $83,000 for the nine months ended September 30, 2011 and $65,000 for the nine months ended September 30, 2010.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our plan to continue to focus on international growth opportunities; our expectation for the amount and focus of our capital expenditures during 2011; the outlook that the US domestic oil field remains positive for the remainder of 2011; our concern about the near term weakness in the price of natural gas and the impact that this weakness may have on predominately natural gas basins in which we have a significant presence; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our plan to closely manage the amount drawn on our credit facility; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; expectations as to future payment of dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

RPC, INC. AND SUBSIDIARIES

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward - looking statements.  Risk factors that could cause such future events not to occur as expected include those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, its other SEC filings and the following:  the declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, the potential impact of the oil spill in the Gulf of Mexico on the regulation of offshore oil and gas exploration and development, and risks of international operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of September 30, 2011, there are outstanding interest-bearing advances of $140.8 million on our credit facility which bear interest at a floating rate.  In December 2008 we entered into a $50 million interest rate swap agreement that effectively converted this portion of the outstanding variable-rate borrowings under the Revolving Credit Agreement to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes.  Under this agreement, the Company and the issuing lender settled each month for the difference between a fixed interest rate of 2.07% and a comparable one month variable-rate interest paid to the syndicate of lenders under our Revolving Credit Agreement on the same notional amount, excluding the margin. The swap agreement terminated on September 8, 2011.  A change in the interest rate of one percent on the outstanding balance of the credit facility at September 30, 2011 would cause a change of $1.4 million in total annual interest costs.

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

As of the end of the period covered by this report, September 30, 2011 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

RPC, INC. AND SUBSIDIARIES

ITEM 6.  Exhibits

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2007).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
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

RPC, INC.
/s/ Richard A. Hubbell
Date: November 3, 2011	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 3, 2011	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)