Form 10-K/A
period 2010-12-31
RPC INC
filed 2011-12-19
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010 (“Form 10-K”), as filed with the Securities and Exchange Commission on March 4, 2011, is to amend Exhibits 31.1, 31.2 and 32.1 to correct certain typographical errors contained in those exhibits.  In accordance with Compliance and Disclosure Interpretations of the staff of the Securities and Exchange Commission, the Form 10-K is set forth herein in its entirety; however, no other amendments or changes have been made to the Form 10-K.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

10.6	Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2004).

10.7	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).

10.8	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).

10.9	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.10	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

10.11	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

10.12	Summary of “At-Will” of Compensation Arrangements with Executive Officers as of February 28, 2008 (incorporated by reference to Exhibit 10.16 to the Form 10-K filed on March 4, 2008).

10.13	Summary of Compensation Arrangements with Non-Employee Directors as of February 28, 2008 (incorporated by reference to Exhibit 10.17 to the Form 10-K filed on March 4, 2008).

10.16	Summary of “At-Will” of Compensation Arrangements with Executive Officers as of February 28, 2009 (incorporated by reference to Exhibit 10.18 to the Form 10-K filed on March 5, 2009).

10.17	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).

10.19	Summary of Compensation Arrangements with Non-Employee Directors (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 4, 2011).

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).

3.2	Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on October 25, 2007).

4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

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

10.19	Summary of Compensation Arrangements with Non-Employee Directors. (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 4, 2011)

10.20
Credit Agreement dated August 31, 2010 between the Company, Banc of America, N.A., SunTrust Bank, Regions Bank and certain other lenders party thereto (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed on September 7, 2010)

21	Subsidiaries of RPC (incorporated herein by reference to Exhibit 21 to the Form 10-K filed on March 4, 2011)

23	Consent of Grant Thornton LLP

24	Powers of Attorney for Directors (incorporated herein by reference to Exhibit 24 to the Form 10-K filed on March 4, 2011)

31.1	Section 302 certification for Chief Executive Officer

31.2	Section 302 certification for Chief Financial Officer

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, Inc.

/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

December 19, 2011

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