Form 10-K
period 2011-12-31
RPC INC
filed 2012-02-29
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,050,367,129 based on the closing price on the New York Stock Exchange on June 30, 2011 of $24.54 per share.

RPC, Inc. had 146,333,777 shares of Common Stock outstanding as of February 17, 2012.

Documents Incorporated by Reference
Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.  Forward-looking statements made elsewhere in this report include without limitation statements regarding our belief that sources of supply for various of our raw materials are adequate; our belief that the long-term prospects for our business are favorable due to the continued demand for oil and natural gas; our belief that the long-term demand outlook for natural gas is still favorable in spite of near-term price weakness; our belief that oil-directed drilling will continue to represent the majority of the total drilling rig count in the immediate future; our expectation to continue to focus on the development of international business opportunities in current and other international markets; our ability to obtain other customers in the event of a loss of our largest customers; the adequacy of our insurance coverage; the impact of lawsuits, legal proceedings and claims on our business and financial condition; our expectation to continue to pay cash dividends to the common stockholders subject to the earnings and financial condition of the Company and other relevant factors; our intention to increase our presence in areas in which drilling activity is directed towards oil; our belief that continued increases in U.S. domestic rig count during 2012 are unlikely; our belief that the trend of an increased percentage of oil-directed drilling and a decreased percentage of gas-directed drilling will continue in the near term; our belief that an increase in the supply in oilfield equipment in our markets can cause a decrease in the price we receive for our services if commodity prices and drilling activity do not also increase and that this effect may be more pronounced in the current environment; our expectation that our consolidated revenues and financial performance will improve in 2012 compared to 2011; our ability to maintain sufficient liquidity and a conservative capital structure; our belief about the amount of the contribution to the defined benefit pension plan in 2012; our ability to fund capital requirements in the future; the estimated amount of our capital expenditures and contractual obligations for future periods; estimates made with respect to our critical accounting policies; and the effect of new accounting standards.

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

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets.  The services and equipment provided include, among others, (1) pressure pumping services, (2) downhole tool services (3) coiled tubing services, (4) snubbing services (also referred to as hydraulic workover services), (5) nitrogen services, (6) the rental of drill pipe and other specialized oilfield equipment, and (7) well control. RPC acts as a holding company for its operating units, Cudd Energy Services, Patterson Rental and Fishing Tools, Bronco Oilfield Services, Thru Tubing Solutions, Well Control School, and others.  As of December 31, 2011, RPC had approximately 3,400 employees.

Business Segments

RPC’s service lines have been aggregated into two reportable oil and gas services business segments, Technical Services and Support Services, because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels.

During 2011, approximately two percent of RPC’s consolidated revenues were generated from offshore operations in the U.S. Gulf of Mexico.  In addition, less than one percent of RPC’s consolidated revenues were generated from offshore operations in the offshore territory of New Zealand.  We also estimate that 45 percent of our 2011 revenues were related to drilling and production activities for oil, and 55 percent were related to drilling and production activities for natural gas.

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or to address well control issues. This business segment consists primarily of pressure pumping, downhole tools, coiled tubing, snubbing, nitrogen, well control, wireline and fishing. The principal markets for this business segment include the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets.  Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

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

Technical Services

The following is a description of the primary service lines conducted within the Technical Services business segment:

Pressure Pumping. Pressure pumping services, which accounted for approximately 55 percent of 2011 revenues, 48 percent of 2010 revenues and 38 percent of 2009 revenues are provided to customers throughout Texas and the Appalachian and other mid-continent regions of the United States.  We primarily provide these services to customers in order to enhance the initial production of hydrocarbons in formations that have low permeability.  Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in the pressure pumping business include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

Fracturing — Fracturing services are performed to stimulate production of oil and natural gas by increasing the permeability of a formation.  Fracturing is particularly important in shale formations, which have low permeability, and unconventional completion, because the formation containing hydrocarbons is not concentrated in one area and requires multiple fracturing operations.  The fracturing process consists of pumping fluid gel and sometimes nitrogen into a cased well at sufficient pressure to fracture the formation at desired locations and depths. Sand, bauxite or synthetic proppant, which is often suspended in gel, is pumped into the fracture. When the pressure is released at the surface, the fluid gel returns to the well surface, but the proppant remains in the fracture, thus keeping it open so that oil and natural gas can flow through the fracture into the production tubing and ultimately the well surface. In some cases, fracturing is performed in formations with a high amount of carbonate rock by an acid solution pumped under pressure without a proppant or with small amounts of proppant.

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

Downhole Tools. Thru Tubing Solutions (“TTS”) accounted for approximately 12 percent of 2011 revenues, 12 percent of 2010 revenues and 15 percent of 2009 revenues.  TTS provides services and proprietary downhole motors, fishing tools and other specialized downhole tools and processes to operators and service companies in drilling and production operations, including casing perforation at the completion stage of an oil or gas well.  The services that TTS provides are especially suited for unconventional drilling and completion activities.  TTS’ experience providing reliable tool services allows it to work in a pressurized environment with virtually any coiled tubing unit or snubbing unit.

Coiled Tubing. Coiled tubing services, which accounted for approximately 11 percent of 2011 revenues, 10 percent of 2010 revenues and nine percent of 2009 revenues, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations and more recently to facilitate completion of horizontal wells. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig.  Increasingly, coiled tubing units are also used to support completion activities in directional and horizontal wells.  Such completion activities usually require multiple entrances in a wellbore in order to complete multiple fractures in a pressure pumping operation.  A coiled tubing unit can accomplish this type of operation because its flexibility allows it to be steered in a direction other than vertical, which is necessary in this type of wellbore.  At the same time, the strength of the coiled tubing string allows various types of tools or motors to be conveyed into the well effectively.  The uses for coiled tubing in directional and horizontal wells have been enhanced by improved fabrication techniques and higher-diameter coiled tubing which allows coiled tubing units to be used effectively over greater distances, thus allowing them to function in more of the completion activities currently taking place in the U.S. domestic market. There are several manufacturers of flexible steel pipe used in coiled tubing services, and the Company believes that its sources of supply are adequate.

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for approximately four percent of 2011 revenues, five percent of 2010 revenues and eight percent of 2009 revenues, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure on the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing rig can perform many applications at a lower cost than other alternatives. Because this service involves a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relative few operators who have the experience and knowledge required to perform such services safely and efficiently. Increasingly, snubbing units are used for unconventional completions at the outer reaches of long wellbores which cannot be serviced by coiled tubing because coiled tubing has a more limited range than drill pipe conveyed by a snubbing unit.

Nitrogen. Nitrogen accounted for approximately four percent of 2011 revenues, five percent of 2010 revenues and seven percent of 2009 revenues.  There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications.  Increasingly, it is used as a displacement medium to increase production in older wells in which production has depleted. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service line. In addition, nitrogen can be complementary to our snubbing and coiled tubing service lines, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service line as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer’s well.

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

Support Services

The following is a description of the primary service lines conducted within the Support Services business segment:

Rental Tools. Rental tools accounted for approximately six percent of 2011 revenues, eight percent of 2010 revenues and eight percent of 2009 revenues.  The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular inventories with rental items instead of owning a complete inventory. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in the Gulf of Mexico, mid-continent region, Appalachian region and the Rocky Mountains.

 Patterson Rental Tools offers a broad range of rental tools including:

Blowout Preventors	Diverters
High Pressure Manifolds and Valves	Drill Pipe
Hevi-wate Drill Pipe	Drill Collars
Tubing	Handling Tools
Production Related Rental Tools	Coflexip Hoses
Pumps	Wear KnotTM Drill Pipe

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

Well Control School. Well Control School provides industry and government accredited training for the oil and gas industry both in the United States and in limited international locations. Well Control School provides training in various formats including conventional classroom training, interactive computer training including training delivered over the internet, and mobile simulator training.

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

Industry

United States. RPC provides its services to its domestic customers through a network of facilities strategically located to serve oil and gas production of its customers in the Gulf of Mexico, the mid-continent, the southwest, the Rocky Mountains and the Appalachian region. Demand for RPC’s services in the U.S. tends to be extremely volatile and fluctuates with current and projected price levels of oil and natural gas and activity levels in the oil and gas industry. Customer activity levels are influenced by their decisions about capital investment toward the development and production of oil and gas reserves.

Due to aging oilfields and lower-cost sources of oil internationally, the drilling rig count in the U.S. has declined by approximately 56 percent from its peak in 1981. Due to enhanced technology, however, more wells are being drilled and the domestic production of oil and natural gas remains roughly equivalent to prior years.  Oil and gas industry activity levels have historically been volatile, experiencing multiple up and down cycles including 1986, 1992, 1999 (with April 1999 recording the lowest U.S. drilling rig count in the industry’s history), 2002 and again in 2009.

The rig count during the peak of the most recent prior cycle occurred at the end of the third quarter of 2008, and began to decline sharply during the fourth quarter of 2008.  U.S. domestic drilling activity declined by 57 percent from the third quarter of 2008 to the second quarter of 2009, which was the steepest annualized decline rate in the industry’s history.   Between the second quarter of 2009 and the end of 2011, U.S. domestic drilling activity increased by 129 percent, and is approximately equal to the prior cyclical peak in the third quarter of 2008.  As of a recent date in 2012, U.S. domestic drilling activity is approximately equal to the fourth quarter of 2011 although the industry is experiencing shifts in activity from gas-directed plays to oil and more liquids rich plays.

The increase in domestic drilling activity to a level equal to the prior cyclical peak is consistent with the recovery in the prices of oil and natural gas, the overall economic recovery following the recession in 2008 and 2009, and the high financial returns from drilling in unconventional shale plays during the past several years.  During 2011 the average price of natural gas decreased by approximately 33 percent, while the average price of oil increased by approximately 12 percent.  The increase in the price of oil has increased the attractiveness of drilling for oil and petroleum liquids in several unconventional basins in the U.S. domestic market.  The growth in this type of drilling activity is the sole cause of the increase in overall drilling activity that occurred during 2011.  Although our market has repeatedly demonstrated that it is cyclical, and the price of natural gas has recently declined to the lowest level in approximately 10 years, we continue to believe in the long-term growth opportunities for our business due to the continued high demand for oil and natural gas.  Furthermore, we note that the techniques used to extract oil and natural gas in the U.S. domestic market increasingly require the types of services that RPC provides to its customers.

From 2001 to 2009, gas drilling rigs on average represented over 80 percent of the drilling rig count.  In 2010, the percentage of drilling rigs drilling for natural gas began to decline, and by the end of 2011 represented approximately 40 percent of total drilling activity.  Although the demand for natural gas has remained stable, the price of natural gas has remained low in recent years due to increased domestic reserves and productivity of new wells.  The price of natural gas has continued to fall during the first quarter of 2012 due to an unseasonably warm winter in the United States.  In contrast, the price of oil has increased, and producers in the domestic market have started to exploit new resource plays that are economical at current high oil prices.  The long-term demand outlook for natural gas is still favorable because, unlike oil, foreign imports of natural gas do not compete with domestic production to a meaningful degree. This lack of foreign competition tends to keep prices high enough to ensure that domestic drilling and production will continue at certain minimum levels.  Because of the unseasonably warm winter in 2012, the high price of oil, and the new opportunities to drill for oil in the United States, we anticipate that oil-directed drilling will continue to represent the majority of the total drilling rig count for the immediate future.

There are certain types of wells being drilled in the U.S. domestic market for which there is a higher demand for RPC’s services.  Known as either directional or horizontal wells, these wells are more difficult and costly to complete.  These wells have become an increasingly large percentage of the U.S. domestic market, and since the third quarter of 2008, have consistently comprised the majority of U.S. domestic drilling.  These wells have predominantly been natural gas wells, although a growing percentage are being drilled for heavier petroleum liquids and oil as well.  Because they are drilled through a narrow formation and the formation is typically a relatively impermeable formation such as shale, they require additional stimulation when they are completed. Also, many of these formations require high pumping rates of stimulation fluids under high pressures, which in turn means that there is a great deal of pressure pumping horsepower required to complete the well.  Furthermore, since they are not drilled in a straight vertical direction from the Earth’s surface, they require tools and drilling mechanisms that are flexible, rather than rigid, and can be steered once they are downhole.  Specifically, these types of wells require RPC’s pressure pumping and coiled tubing services, as well as our downhole tools and services.

International. RPC has historically operated in several countries outside of the United States, although international revenues have never accounted for more than 10 percent of total revenues.  RPC’s equipment investments over the last couple of years have emphasized domestic rather than international expansion because of higher expected financial returns.  International revenues for 2011 decreased due to lower customer activity levels in Colombia, New Zealand and Qatar, and accounted for approximately three percent of consolidated RPC revenues.  International revenues increased in Canada, Mexico and Saudi Arabia.  During 2011, RPC provided snubbing, well control and oilfield training services in New Zealand, Gabon, and Saudi Arabia, among other countries.  We also provided rental tools in Canada, Mexico, Oman and Tunisia.  We continue to focus on the selective development of international opportunities in these and other markets, although we believe that it will continue to be less than 10 percent of total revenues.

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

RPC seeks to expand its service capabilities through a combination of internal growth, acquisitions, joint ventures and strategic alliances. Because of the fragmented nature of the oil and gas services industry, RPC believes a number of attractive acquisition opportunities exist.  However, current strong business conditions have encouraged potential sellers of businesses to expect high prices for their businesses, so we believe we generate better returns on investments growing organically in service lines and geographic locations in which we have experience and presence.

RPC has a revolving credit facility to fund the purchase of revenue-producing equipment and other working capital requirements.  At December 31, 2011, this facility had a remaining term of almost four years.   We have pursued this capital source because of the high returns on investment that have been generated by many of our service lines during the previous several years, and because of the low cost and ready availability of debt capital. During 2010 and 2011, we increased our purchases of revenue-producing equipment to support industry growth and significant customer agreements.  Despite increased capital expenditures and working capital requirements during 2011, as well as large purchases of scarce raw materials in the fourth quarter of 2011, at the end of the year our level of debt was conservative compared to a number of our peers.

Customers

Demand for RPC’s services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies. During 2011, RPC provided oilfield services to several hundred customers.  Of these customers, only one, Chesapeake Energy Corporation at approximately 12 percent of revenues, accounted for more than 10 percent of revenues.  RPC believes that its relationship with this customer is good.  Although the Company believes that we would be able to obtain other customers for our services in the event of the loss of this major customer, the loss of this customer could have a material adverse effect on Company revenues and operating results in the near term.

Sales are generated by RPC’s sales force and through referrals from existing customers. Over the past two years we have entered into several agreements, with terms beyond one year, to provide services to certain domestic customers.  These agreements represent a growing percentage of our revenues, and we monitor closely the financial condition of these customers, their capital expenditure plans, and other indications of their drilling and completion activities.  Due to the short lead time between ordering services or equipment and providing services or delivering equipment, there is no significant sales backlog in most of our service lines.

Competition

RPC operates in highly competitive areas of the oilfield services industry. RPC’s products and services are sold in highly competitive markets, and its revenues and earnings are affected by changes in prices for our services, fluctuations in the level of customer activity in major markets, general economic conditions and governmental regulation. RPC competes with many large and small oilfield industry competitors, including the largest integrated oilfield services companies.  Recent strong oilfield activity and the availability of capital have encouraged several new, smaller companies to seek debt and equity capital and accelerate their growth rates.  Several of these competitors have filed registration statements to sell equity securities in initial public offerings, which further increases their access to capital markets.  RPC believes that the principal competitive factors in the market areas that it serves are product availability and quality of our equipment service, reputation for safety and technical proficiency, and price.

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

We are becoming increasingly reliant on a few large customers and long-term contractual relationships, the loss of any of which may adversely affect our revenues and profits.

Over the past several years, the U.S. domestic oilfield services market has come to be dominated by unconventional shale resource plays.  A number of our large customers in these resource plays have entered into multi-year contractual relationships with us to provide services that enable them to operate more efficiently in these plays.  If we do not perform adequately under the terms of these relationships, or if our customers decide to terminate these relationships, our revenues and profits may be adversely affected.  At the end of the terms of these relationships, we may not be able to renew them on favorable terms, or may not be able to renew them at all.  In any of these cases, our future revenues and profits may be adversely affected.

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

Our operations are directly affected by the weather conditions in several domestic regions, including the Gulf of Mexico, the Gulf Coast, the mid-continent, the Rocky Mountains and the Appalachian region. Hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast during certain times of the year may also affect our operations, and severe hurricanes may affect our customers’ activities for a period of several years.  While the impact of these storms may increase the need for certain of our services over a longer period of time, such storms can also decrease our customers’ activities immediately after they occur.  Such hurricanes may also affect the prices of oil and natural gas by disrupting supplies in the short term, which may increase demand for our services in geographic areas not damaged by the storms.  Prolonged rain, snow or ice in many of our locations may temporarily prevent our crews and equipment from reaching customer work sites.  Due to seasonal differences in weather patterns, our crews may operate more days in some periods than others. Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions.

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

During 2011, one of our largest customers accounted for approximately 12 percent of our total revenues.  This reliance on a large customer for a significant portion of our total revenues exposes us to the risk that the loss or reduction in revenues from this customer, which could occur unexpectedly, could have a material and disproportionate adverse impact upon our revenues and operating results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

RPC owns or leases approximately 100 offices and operating facilities. The Company leases approximately 17,000 square feet of office space in Atlanta, Georgia that serves as its headquarters, a portion of which is allocated and charged to Marine Products Corporation.  See “Related Party Transactions” contained in Item 7.  The lease agreement on the headquarters is effective through October 2013.  RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs.  Descriptions of the major facilities used in our operations are as follows:

Owned Locations

Conway, Arkansas  — Operations, sales and equipment storage yards

Elk City, Oklahoma — Operations, sales and equipment storage yards

Houma, Louisiana — Administrative office

Houston, Texas — Pipe storage terminal and inspection sheds

Houston, Texas — Operations, sales and administrative office

Kilgore, Texas — Pumping services facility

Lafayette, Louisiana — Operations, sales and equipment storage yards

Rock Springs, Wyoming — Operations, sales and equipment storage yards

Leased Locations

Canton, Pennsylvania — Pumping services facility

Houston, Texas — Operations, sales and administrative office

Odessa, Texas — Operations, sales and equipment storage yards

Oklahoma City, Oklahoma — Operations, sales and administrative office

Seminole, Oklahoma — Pumping services facility

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

Item 4. Mine Safety Disclosures.

Not Applicable.

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	80	1/24/84
Chairman of the Board

Richard A. Hubbell (2)	67	4/22/03
President and Chief Executive Officer

Linda H. Graham (3)	75	1/27/87
Vice President and Secretary

Ben M. Palmer (4)	51	7/8/96
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES. At February 17, 2012 there were 146,333,777 shares of common stock outstanding and approximately 8,788 beneficial holders of common stock.  The following table sets forth the high and low prices of RPC’s common stock and dividends paid for each quarter in the years ended December 31, 2011 and 2010:
	2011			2010
Quarter	High	Low	Dividends	High	Low	Dividends
First	$25.73	$15.83	$0.07	$9.00	$7.07	$0.027
Second	29.05	19.82	0.07	10.00	6.61	0.027
Third	27.31	17.29	0.08	14.47	8.69	0.040
Fourth	22.32	14.21	0.10	22.53	13.64	0.047

On January 24, 2012 RPC’s Board of Directors declared a three-for-two stock split of the Company’s common shares.  The split will be effected by issuing an additional share of common stock for every two shares of common stock held.  The additional shares will be distributed on March 9, 2012 to stockholders of record on February 10, 2012.  The stock split will increase the Company’s outstanding shares from approximately 146,333,777 shares to 219,500,666 shares.  Our historical outstanding shares will be recast upon the distribution.  Additionally, the Board of Directors approved a $0.12 per share cash dividend, payable March 9, 2012 to stockholders of record at the close of business on February 10, 2012.    The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

Shares repurchased in the fourth quarter of 2011 are outlined below.
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2011 to October 31, 2011	-	$-	-	3,400,521
November 1, 2011 to November 30, 2011	696,455	18.89	696,455	2,704,066
December 1, 2011 to December 31, 2011	140,000	17.20	140,000	2,564,066
Totals	836,455	$18.60	836,455	2,564,066

The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 17,718,750 shares in the open market.  There were 836,455 shares repurchased as part of this program during the fourth quarter of 2011.  Currently the program does not have a predetermined expiration date.

Performance Graph

The following graph shows a five year comparison of the cumulative total stockholder return based on the performance of the stock of the Company, assuming dividend reinvestment, as compared with both a broad equity market index and an industry or peer group index.  The indices included in the following graph are the Russell 1000 Index (“Russell 1000”), the Philadelphia Stock Exchange’s Oil Service Index (“OSX”), and a peer group which includes companies that are considered peers of the Company, as discussed below (the “Peer Group”).  The Company has voluntarily chosen to provide both an industry and a peer group index.

The Company was a component of the Russell 1000 during 2011.  The Russell 1000 is a stock index representing large capitalization U.S. stocks with high historical growth in revenues and earnings.  The components of the index had a weighted average market capitalization in 2011 of $97.5 billion, and a median market capitalization of $5.6 billion.    The Russell 1000 was chosen because it represents companies with comparable market capitalizations to the Company, and because the Company is a component of the index.  The performance of the Russell 2000 Index (“Russell 2000”) is also included in the following graph because the Company was previously a component of the Russell 2000 and the performance of the Russell 2000 was formerly included in the following graph.  The OSX is a stock index of 15 companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services.  The Company is not a component of the OSX, but this index was chosen because it represents a large group of companies that provide the same or similar products and services as the Company.  The companies included in the Peer Group are Weatherford International, Inc., Basic Energy Services, Inc., Superior Energy Services, Inc., and Halliburton Company.  The companies included in the Peer Group have been weighted according to each respective issuer’s stock market capitalization at the beginning of each year.

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

STATEMENT OF OPERATIONS DATA:

Years Ended December 31,	2011	2010	2009	2008	2007
	(in thousands, except employee and per share amounts)
Revenues	$1,809,807	$1,096,384	$587,863	$876,977	$690,226
Cost of revenues	992,704	606,098	393,806	503,631	368,175
Selling, general and administrative expenses	151,286	121,839	97,672	117,140	107,800
Depreciation and amortization	179,905	133,360	130,580	118,403	78,506
Loss (gain) on disposition of assets, net	3,831	(3,758)	(1,143)	(6,367)	(6,293)
Operating profit (loss)	482,081	238,845	(33,052)	144,170	142,038
Interest expense	(3,453)	(2,662)	(2,176)	(5,282)	(4,179)
Interest income	18	46	147	73	70
Other income (expense), net	169	1,303	1,582	(1,176)	1,905
Income (loss) before income taxes	478,815	237,532	(33,499)	137,785	139,834
Income tax provision (benefit)	182,434	90,790	(10,754)	54,382	52,785
Net income (loss)	$296,381	$146,742	$(22,745)	$83,403	$87,049
Earnings (loss) per share :
Basic	$2.04	$1.01	$(0.16)	$0.57	$0.60
Diluted	$2.02	$1.00	$(0.16)	$0.57	$0.59
Dividends paid per share	$0.320	$0.141	$0.148	$0.160	$0.133
OTHER DATA:
Operating margin percent	26.6%	21.8%	(5.6)%	16.4%	20.6%
Net cash provided by operating activities	$386,007	$168,657	$168,740	$177,320	$141,872
Net cash used for investing activities	(391,637)	(171,769)	(61,144)	(158,953)	(239,624)
Net cash provided by (used for) financing activities	3,988	7,658	(106,144)	(21,668)	101,361
Depreciation and amortization	179,905	133,360	130,580	118,403	78,506
Capital expenditures	$416,400	$187,486	$67,830	$170,318	$248,758
Employees at end of period	3,400	2,500	1,980	2,532	2,370
BALANCE SHEET DATA AT END OF YEAR:
Accounts receivable, net	$461,272	$294,002	$130,619	$210,375	$176,154
Working capital	447,089	281,174	151,681	200,494	144,338
Property, plant and equipment, net	675,360	453,017	396,222	470,115	433,126
Total assets	1,338,211	887,871	649,043	793,461	701,015
Long-term debt	203,300	121,250	90,300	174,450	156,400
Total stockholders’ equity	$762,592	$538,895	$409,723	$449,084	$409,272

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with “Selected Financial Data,” and the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 2.

RPC, Inc. (“RPC”) provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets.  The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells.

Our key business and financial strategies are:

-	To focus our management resources on and invest our capital in equipment and geographic markets that we believe will earn high returns on capital, and maintain an appropriate capital structure.

-	To maintain a flexible cost structure that can respond quickly to volatile industry conditions and business activity levels.

-
To maintain an appropriate blend of revenues between long-term committed contractual relationships and spot market revenues.  Committed contractual relationships allow us to plan our operations with more certainty and efficiency. Under spot market work, we work at prevailing market rates and can take advantage of short-term opportunities which may be more profitable under certain circumstances.

-
To maintain high asset utilization, which leads to increased revenues and leverage of direct and overhead costs, while also ensuring that increased maintenance resulting from high utilization does not interfere with customer performance requirements or jeopardize safety.

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

In assessing the outcomes of these strategies and RPC’s financial condition and operating performance, management generally reviews periodic forecast data, monthly actual results, and other similar information.  We also consider trends related to certain key financial data, including revenues, utilization of our equipment and personnel, maintenance and repair expenses, pricing for our services and equipment, profit margins, selling, general and administrative expenses, cash flows and the return on our invested capital.  We continuously monitor factors that impact the level of current and expected customer activity levels, such as the price of oil and natural gas, changes in pricing for our services and equipment and utilization of our equipment and personnel.  Our financial results are affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities.

Current industry conditions are characterized by natural gas prices which have declined steadily during 2010 and 2011, and continue to decline during the first quarter of 2012.  Average natural gas prices during the first quarter of 2012 are at their lowest level since the first quarter of 2002.  This has negative implications for our industry, because almost 40 percent of U.S. domestic drilling activity during the first quarter of 2012 is directed towards the production of natural gas, and low natural gas prices discourage our customers from conducting drilling activities directed towards natural gas.  Oil prices have steadily increased since the fourth quarter of 2009, and continue to increase during the first quarter of 2012.  This trend has positive implications for our industry, since the majority of drilling activity in the United States is directed currently towards oil for the first time in many years.  RPC has operations in most of the areas in which drilling activity is directed towards oil, and we intend to increase our presence in these areas.  The average U.S. rig count increased by 22 percent during 2011.  During the first quarter of 2012, the rig count was approximately 17 percent higher than the first quarter of 2011 and comparable to the fourth quarter of 2011.  The rig count during the first quarter of 2012 is less than one percent lower than the peak rig count attained during the prior U.S. drilling cycle, which occurred during the third quarter of 2008.  Continued increases in the U.S. domestic rig count during 2012 are unlikely due to weak natural gas prices and a limited number of rigs available to drill new wells.

In addition to the overall rig count, the Company also monitors the number of horizontal and directional wells drilled in the U.S. domestic market, because this type of well is more service-intensive than a vertical oil or gas well, thus requiring more of the Company’s services provided for a longer period of time.  The number of horizontal and directional wells drilled in the United States increased in 2011, and was 70 percent of total wells drilled during the year.  During the first part of 2012, the percentage of horizontal and directional wells drilled as a percentage of total wells was approximately 69 percent.  In addition, the percentage of wells drilled for oil increased during 2011, and we believe that this percentage will increase in 2012 due to the continued high price of oil and the low price of natural gas.  During 2011, the increase in U.S. domestic oilfield activity and the increasingly service-intensive nature of this activity caused the demand for the Company’s services to increase.  This increased demand was especially evident in the Company’s service lines which are used in unconventional completion work, such as pressure pumping, coiled tubing and downhole tools.  Also, due to the repetitive nature of this work and the long-term capital commitment required by our customers to execute their drilling programs, several of our large customers continued to enter into contractual relationships with us to provide services to support their drilling and completion programs in 2010 and 2011.  These arrangements typically have terms that are greater than one year, and include activity commitments and some financial arrangements which allow us to plan our activities with some certainty.  These arrangements also serve to supplement our financial returns to us in the event that the customer’s activities decline for any reason.

The Company’s response to the operating environment during the past several years has been to increase our fleet of equipment, and in some cases, to open new operational locations in close proximity to new resource plays, to support higher industry activity levels and significant customer relationships.  The capital expenditures have been funded by cash flows from operating activities as well as borrowings under our revolving credit facility.  The Company has a syndicated revolving credit facility in order to maintain sufficient liquidity to fund its capital expenditure requirements.

Income before income taxes was $478.8 million in 2011 compared to $237.5 million in the prior year.  The effective tax rate for 2011 was 38.1 percent compared to 38.2 percent in the prior year.  Diluted earnings per share were $2.02 in 2011 compared to $1.00 for the prior year.  Cash flows from operating activities were $386.0 million in 2011 and $168.7 million in 2010 and cash and cash equivalents were $7.4 million at December 31, 2011, a decrease of $1.6 million compared to December 31, 2010.  As of December 31, 2011, there was $203.3 million in outstanding borrowings under our credit facility.

Cost of revenues increased $386.7 million in 2011 compared to the prior year due to the variable nature of many of these expenses and was approximately 55 percent of revenues in 2011 and 2010.

Selling, general and administrative expenses as a percentage of revenues decreased approximately 2.7 percentage points in 2011 compared to 2010, which was due to the fixed nature of many of these expenses which we were able to leverage over higher revenues.

Consistent with our strategy to selectively grow our capacity, support our significant customer relationships and maintain our existing fleet of high demand equipment, capital expenditures increased to $416.4 million in 2011, a significant increase compared to $187.5 million last year.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a recent cyclical peak of 2,031 during the third quarter of 2008.  The global recession that began during the fourth quarter of 2007 precipitated the steepest annualized rig count decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the second quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009.  Since June 2009, the rig count has increased by 129 percent to 2,008 early in the first quarter of 2012, approximately the same rig count level as the most recent cyclical rig count peak.  Unconventional drilling activity, which requires more of RPC’s services, accounted for 67 percent of total U.S. domestic drilling during 2010.  Unconventional activity as a percentage of total oilfield activity has grown steadily over the past several years and was 70 percent of total wells drilled during 2011.  During the first quarter of 2012, unconventional drilling activity as a percentage of total wells drilled was 69 percent.  The current and projected prices of oil and natural gas are important catalysts for U.S. domestic drilling activity.  The price of natural gas has declined steadily during 2010, 2011 and the first quarter of 2012.  During the first quarter of 2012, the price of natural gas was the lowest it had been since the first quarter of 2002.  This trend has negative implications for our near-term activity levels, since a large percentage of U.S. drilling is directed towards natural gas.  On the other hand, the price of oil has risen steadily since the fourth quarter of 2009, and continues to rise during the first quarter of 2012.  This is a positive development for our industry, since there are a number of significant U.S. domestic shale resource plays which produce oil and petroleum liquids, and activity in these basins has increased significantly.

The effect of these trends is evident in the current composition of the U.S. domestic rig count, approximately 60 percent of which was directed towards oil during the first quarter of 2012.  We believe that the trend of an increased percentage of oil-directed drilling and a decreased percentage of gas-directed drilling will continue in the near term.  We believe that this trend will continue due to the mild winter in 2012 and the increased production of natural gas, as well as continued high oil prices and increased oil-directed drilling in the recently developed shale resource plays in the U.S. domestic market.  We do not believe that the overall rig count will increase significantly during 2012, however, due to a limited supply of drilling rigs and the impact of the decline in natural gas drilling.

We continue to monitor the market for our services and the competitive environment in 2012.  We are encouraged by the high overall rig count and the service-intensive nature of the completion activities in our markets.  However, we are also concerned about the declining price of natural gas, and the fact that the cost of completing wells is high in many unconventional shale plays, thus discouraging our customers from conducting drilling and completion activities in these areas.  Also, we are concerned about the fact that many of the oil-directed wells that are being drilled in 2012 also produce a significant amount of natural gas, which increases overall supply and may depress natural gas prices.  We are monitoring the competitive environment very closely, because the high financial returns in our industry continue to attract new entrants and encourage existing service companies to purchase additional revenue-producing equipment.  An increased fleet of revenue-producing equipment in our industry can cause a decrease in the prices we receive for our services.  This effect may be more pronounced in the current environment, as the drilling activity that our customers are curtailing is particularly service intensive, which further increases the amount of available revenue-producing equipment.  We increased our equipment purchases in 2011 and will take delivery of some of the equipment in the first and second quarters of 2012.  This is consistent with our business and financial strategies because we believe that the equipment will produce high financial returns.  However, we are concerned about the current market for our services and anticipate that our equipment purchases will be lower in 2012 than in 2011.  Our consistent response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending.  Although we used our bank credit facility to finance our expansion, we will still maintain a conservative financial structure by industry standards.  Based on current industry conditions, we believe that the Company’s consolidated revenues will increase in 2012 compared to 2011 and financial performance for the same period will also improve.

Stock Split

On January 24, 2012 RPC’s Board of Directors declared a three-for-two stock split of the Company’s common shares.  The split will be effected by issuing an additional share of common stock for every two shares of common stock held.  The additional shares will be distributed on March 9, 2012 to stockholders of record on February 10, 2012.  The stock split will increase the Company’s outstanding shares from approximately 146,333,777 shares to 219,500,666 shares.  Our historical outstanding shares will be recast upon the distribution.

Results of Operations

Years Ended December 31,	2011	2010	2009
(in thousands except per share amounts and industry data)
Consolidated revenues	$1,809,807	$1,096,384	$587,863
Revenues by business segment:
Technical	$1,663,793	$979,834	$513,289
Support	146,014	116,550	74,574

Consolidated operating profit (loss)	$482,081	$238,845	$(33,052)
Operating profit (loss) by business segment:
Technical	$451,259	$217,144	$(20,328)
Support	51,672	31,086	(1,636)
Corporate expenses	(17,019)	(13,143)	(12,231)
(Loss) gain on disposition of assets, net	(3,831)	3,758	1,143

Net income (loss)	$296,381	$146,742	$(22,745)
Earnings (loss) per share — diluted	$2.02	$1.00	$(0.16)
Percentage of cost of revenues to revenues	55%	55%	67%
Percentage of selling, general and administrative expenses to revenues	8%	11%	17%
Percentage of depreciation and amortization expenses to revenues	10%	12%	22%
Effective income tax rate	38.1%	38.2%	32.1%
Average U.S. domestic rig count	1,877	1,543	1,089
Average natural gas price (per thousand cubic feet (mcf))	$3.95	$4.34	$3.90
Average oil price (per barrel)	$94.94	$79.39	$61.90

Year Ended December 31, 2011 Compared To Year Ended December 31, 2010

Revenues. Revenues in 2011 increased $713.4 million or 65.1 percent compared to 2010.  The Technical Services segment revenues for 2011 increased 69.8 percent from the prior year due primarily to a larger fleet of revenue-producing equipment, higher activity levels from expanded customer commitments and improved pricing.  The Support Services segment revenues for 2011 increased 25.3 percent from the prior year due to improved pricing and higher activity levels.

Domestic revenues increased 69 percent during 2011 compared to 2010 to $1,757.7 million due to increased customer activity levels coupled with increased capacity of equipment and improved pricing.  The average price of oil increased by approximately 20 percent while the average price of natural gas decreased by nine percent during 2011 compared to the prior year.  The average domestic rig count during 2011 was 22 percent higher than in 2010.  Our revenues and earnings grew at a greater rate than the changes in these industry indicators because of an increased capacity of revenue-producing equipment, higher equipment utilization and improved pricing compared to 2010.  This increase in drilling activity, as well as the increased amount of horizontal and directional drilling, had a positive impact on our financial results.  At the present time, we believe that our activity levels are affected equally by the price of natural gas and the price of oil, since oil-directed activity as a percentage of total U.S. activity has increased significantly during 2011.  We also believe that the total number of directional and horizontal wells more directly affect our activity levels, regardless of whether the wells are directed towards oil or natural gas.  This belief is based on the fact that directional and horizontal wells require more of several of the services within our technical services segment. International revenues, which decreased slightly from $54.9 million in 2010 to $52.1 million in 2011, were three percent of consolidated revenues in 2011 compared to five percent of revenues in 2010.  These international revenue decreases were due mainly to lower customer activity levels in New Zealand and Qatar partially offset by an increase in activity in Canada, compared to the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of revenues.  Cost of revenues in 2011 was $992.7 million compared to $606.1 million in 2010, an increase of $386.6 million or 63.8 percent.  The increase in these costs was due to the variable nature of most of these expenses as cost of revenues, as a percent of revenues was unchanged in 2011 compared to 2010.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 24.2 percent to $151.3 million in 2011 compared to $121.8 million in 2010.  This increase was primarily due to increases in total employment costs, including increased incentive compensation consistent with improved operating results.  However, as a percentage of revenues, selling, general and administrative expenses decreased to 8.4 percent in 2011 compared to 11.1 percent in 2010 due to leverage of the fixed costs over higher revenues.

Depreciation and amortization.  Depreciation and amortization were $179.9 million in 2011, an increase of $46.5 million or 34.9 percent compared to $133.4 million in 2010. This increase resulted from a higher level of capital expenditures during recent quarters within both Technical Services and Support Services to increase capacity and to maintain our existing equipment.  However, as a percentage of revenues, depreciation and amortization decreased to 9.9 percent in 2011 compared to 12.2 percent in 2010 due to leverage over higher revenues.

(Loss) gain on disposition of assets, net. Loss on disposition of assets, net was $3.8 million in 2011 compared to a gain on disposition of assets, net of $3.8 million in 2010.   The (loss) gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which requires early dispositions, or sales to customers of lost or damaged rental equipment.

Other income, net.  Other income, net was $0.2 million in 2011, a decrease of $1.1 million compared to $1.3 million in 2010.  The decrease is mainly due to mark-to-market net losses on investments held in the non-qualified Supplemental Retirement Plan during 2011 compared to net gains in 2010.

Interest expense.   Interest expense was $3.5 million in 2011 compared to $2.7 million in 2010.  The increase is primarily due to a higher average balance on our revolving credit facility in 2011 compared to 2010.

Interest income.   Interest income decreased to $18 thousand in 2011 compared to $46 thousand in 2010.

Income tax provision (benefit).  The income tax provision was $182.4 million in 2011 compared to $90.8 million in 2010.  This increase was due to higher income before taxes in 2011 compared to 2010 as the effective tax rate of 38.1 percent in 2011 was similar to the effective tax rate of 38.2 percent in 2010.

Net income and diluted earnings per share.   Net income was $296.4 million in 2011, or $2.02 per diluted share, compared to net income of $146.7 million, or $1.00 per diluted share in 2010.  This improvement was due to increased revenues and lower, as a percentage of revenues, costs of revenues, selling, general and administrative expenses, and depreciation and amortization expenses.

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

Depreciation and amortization.  Depreciation and amortization were $133.4 million in 2010, an increase of $2.8 million or 2.1 percent compared to $130.6 million in 2009. This increase resulted from a higher level of capital expenditures during late 2010 quarters within both Support Services and Technical Services to increase capacity and to maintain our existing equipment.

Gain on disposition of assets, net. Gain on the disposition of assets, net increased due primarily to increased gains related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment due to the increased intensity of work.

Other income, net.  Other income, net was $1.3 million in 2010, a decrease of $279 thousand compared to other expense of $1.6 million in 2009.  The increase is mainly due to the 2010 increase in the fair value of trading securities held in the non-qualified Supplemental Retirement Plan.

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

Net income (loss) and diluted earnings (loss) per share.   Net income was $146.7 million in 2010, or $1.00 per diluted share, compared to net loss of $22.7 million, or $0.16 per share in 2009.  This improvement was due to increased revenues and lower, as a percentage of revenues, costs of revenues, selling, general and administrative expenses and depreciation expense.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $7.4 million as of December 31, 2011, $9.0 million as of December 31, 2010 and $4.5 million as of December 31, 2009.

The following table sets forth the historical cash flows for the years ended December 31:

	(in thousands)
	2011	2010	2009
Net cash provided by operating activities	$386,007	$168,657	$168,740
Net cash used for investing activities	(391,637)	(171,769)	(61,144)
Net cash provided by (used for) financing activities	3,988	7,658	(106,144)

2011

Cash provided by operating activities increased $217.4 million in 2011 compared to the prior year due primarily to a $149.6 million increase in net income in 2011 compared to 2010. This improvement in net income was partially offset by increases in working capital requirements.  Increased business activity levels and revenues in 2011 resulted in increased inventory, other current assets and accounts receivables, partially offset by an increase in accounts payable.

Cash used for investing activities in 2011 increased by $219.9 million compared to 2010, primarily as a result of higher capital expenditures made to increase our fleet of revenue-producing equipment.

Cash provided by financing activities for 2011 decreased by $3.7 million compared to 2010, as a result of higher common stock dividends in 2011 compared to the prior year, coupled with cost of higher open market share repurchases during 2011 partially offset by a net increase in borrowings under our credit facility during 2011 to fund working capital requirements and capital expenditures.

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

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2011, remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization which includes a revolving credit facility and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $350 million revolving credit facility that matures in August 2015.   The facility contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens, merge or consolidate with another entity.  A total of $128.3 million was available under the facility as of December 31, 2011; approximately $18.4 million of the facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  For additional information with respect to RPC’s facility, see Note 6 of the Notes to Consolidated Financial Statements.

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

Cash Requirements

        Capital expenditures were $416.4 million in 2011, and we currently expect capital expenditures to be in excess of $350 million in 2012.  We expect these expenditures to be primarily directed towards revenue-producing equipment in several of our larger, core service lines such as pressure pumping and coiled tubing, as well as towards refurbishment of our existing fleet of revenue-producing equipment. The actual amount of 2012 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  During the first quarter of 2011, the Company contributed $0.6 million to the pension plan.  The Company expects that additional contributions to the defined benefit pension plan of $0.6 million will be required in 2012 to achieve the Company’s funding objective.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of up to 17,718,750 shares of which 2,564,066 additional shares were available to be repurchased as of December 31, 2011.  The program does not have a predetermined expiration date.

On January 24, 2012, the Board of Directors approved a $0.12 per share cash dividend, payable March 9, 2012 to stockholders of record at the close of business on February 10, 2012.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company’s significant contractual obligations as of December 31, 2011:

Contractual obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$203,300	$-	$-	$203,300	$-
Interest on long-term debt obligations	15,281	4,168	8,335	2,778	-
Capital lease obligations	-	-	-	-	-
Operating leases (1)	27,985	6,085	9,415	5,405	7,080
Purchase obligations (2)	186,724	183,382	3,342	-	-
Other long-term liabilities (3)	3,445	-	3,445	-	-
Total contractual obligations	$436,735	$193,635	$24,537	$211,483	$7,080

(1)	Operating leases include agreements for various office locations, office equipment, and certain operating equipment.
(2)
Includes agreements to purchase raw materials, goods or services that have been approved and that specify all significant terms (pricing, quantity, and timing).  As part of the normal course of business the Company occasionally enters into purchase commitments to manage its various operating needs.

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

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers.  During 2011, the Company incurred higher costs for fuel and several of the materials used to provide its services.  Fuel costs increased significantly due to increased diesel fuel prices compared to 2010.  In addition, the prices of certain raw materials used to provide the Company’s services increased significantly during 2011 as compared to 2010.  The price of diesel fuel and the prices of these raw materials continue to remain high during the first quarter of 2012.   Also, the Company was subjected to upward wage pressures in 2011, and believes that these upward wage pressures will continue, though to a lesser degree, in 2012.  The Company has attempted to mitigate the risk of cost increases by securing materials through additional sources and increasing amounts held in inventory, although no assurance can be given that these efforts will be successful.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products.  Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $639,000 in 2011, $689,000 in 2010 and $713,000 in 2009. The Company’s receivable due from Marine Products for these services as of December 31, 2011 was approximately $3,000 and as of December 31, 2010 was approximately $65,000.  The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $1,469,000 in 2011, $551,000 in 2010 and $409,000 in 2009.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice.  The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $102,000 in 2011, $94,000 in 2010 and $87,000 in 2009.

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

Allowance for doubtful accounts — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies.  Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility.  Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Provisions for doubtful accounts are recorded in selling, general and administrative expenses.  Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected.  Significant recoveries will generally reduce the required provision in the period of recovery.  Therefore, the provision for doubtful accounts can fluctuate significantly from period to period.  Recoveries were insignificant in 2011, 2010 and 2009.  We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

The estimated allowance for doubtful accounts is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region.  In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables which we adjust periodically based on management judgment and the economic strength of our customers. The net provisions for doubtful accounts have ranged from 0.11 percent to 0.45 percent of revenues over the last three years.  Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2011 would have resulted in a change of approximately $2.3 million to the allowance for doubtful accounts and a corresponding change to selling, general and administrative expenses.

Income taxes — The effective income tax rates were 38.1 percent in 2011, 38.2 percent in 2010 and 32.1 percent in 2009.  Our effective tax rates vary due to changes in estimates of our future taxable income, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments.  As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Insurance expenses – The Company self insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability.  The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims.  The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims.  As of December 31, 2011, the Company estimates the range of exposure to be from $12.8 million to $16.7 million.  The Company has recorded liabilities at December 31, 2011 of approximately $14.7 million which represents management’s best estimate of probable loss.

Depreciable life of assets — RPC’s net property, plant and equipment at December 31, 2011 was $675.4 million representing 50.5 percent of the Company’s consolidated assets.  Depreciation and amortization expenses for the year ended December 31, 2011 were $179.9 million.  Management judgment is required in the determination of the estimated useful lives used to calculate the annual and accumulated depreciation and amortization expense.

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

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment adviser.   Differences between the expected long-term return on plan assets and the actual return are amortized over future years.  Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense.  The Company’s assumption for the expected return on plan assets was seven percent for 2011, 2010 and 2009.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach.  The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plan are forecasted and then compared to a portfolio of investment grade corporate bonds that will mature at the same time that the benefit payments are due in any given year.  The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds.   A lower discount rate increases the present value of benefit obligations.  The discount rate was 5.00 percent as of December 31, 2011 compared to 5.49 percent as of December 31, 2010 and 6.00 percent in 2009.

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

As of December 31, 2011, the defined benefit plan was under-funded and the recorded change within accumulated other comprehensive loss decreased stockholders’ equity by approximately $3.0 million after tax.   Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in a pre-tax increase or decrease of approximately $1.2 million to the net loss related to pension reflected in accumulated other comprehensive loss.

The Company recognized pre-tax pension (income) expense of $0.5 million in 2011, $0.6 million in 2010 and $2.0 million in 2009.  Based on the under-funded status of the defined benefit plan as of December 31, 2011, the Company expects to recognize pension expense of $0.9 million in 2012.  Holding all other factors constant, a change in the expected long-term rate of return on plan assets by 0.50 percentage points would result in an increase or decrease in pension expense of approximately $0.1 million in 2012.   Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an increase or decrease in pension expense of approximately $0.01 million in 2012.

RECENT ACCOUNTING PRONOUNCEMENTS:

During the year ended December 31, 2011, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncement:

●
ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.   The amendments in this codification permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount.  This can be used as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company adopted these provisions in the fourth quarter of 2011, for annual and interim goodwill impairment tests performed starting this year. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

●
Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The amendments to the Codification in this ASU defer the presentation of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  This ASU supersedes certain presentation requirements in ASU No. 2011-05, Comprehensive Income, discussed below, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring.  While the presentation requirements are being re-deliberated, entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  The amendments to this ASU are effective at the same time as the amendments in ASU No. 2011-05.  The Company plans to adopt these provisions in the first quarter of 2012 and is currently evaluating the impact of the adoption of these provisions on the presentation of its consolidated financial statements.

●
Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The amendments to the Codification in this ASU are part of an ongoing effort to bring congruence between U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU require an entity to disclose information about derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy and can be presented as a single net amount in the statement of financial position.  The amendments in this ASU are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with the required disclosures being provided retrospectively for all comparative periods presented.  The Company is currently evaluating the impact of adoption of these provisions in the first quarter of 2013.

●
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

●
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its credit agreement.  As of December 31, 2011, there are outstanding interest-bearing advances of $203.3 million on our credit facility which bear interest at a floating rate.  A change in interest rates of one percent on the balance outstanding on the credit facility at December 31, 2011 would cause a change of approximately $2.0 million in total annual interest costs.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2011.

 The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2011, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 31.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
February 29, 2012

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
RPC, Inc.

We have audited RPC, Inc. (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thorton LLP
Atlanta, Georgia
February 29, 2012

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders
RPC, Inc.

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Grant Thorton LLP
Atlanta, Georgia
February 29, 2012

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

December 31,	2011	2010
ASSETS
Cash and cash equivalents	$7,393	$9,035
Accounts receivable, net	461,272	294,002
Inventories	100,438	64,059
Deferred income taxes	7,183	7,426
Income taxes receivable	10,805	17,251
Prepaid expenses	8,478	5,695
Other current assets	30,986	1,210
Current assets	626,555	398,678
Property, plant and equipment, net	675,360	453,017
Goodwill	24,093	24,093
Other assets	12,203	12,083
Total assets	$1,338,211	$887,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$122,987	$78,743
Accrued payroll and related expenses	33,680	23,881
Accrued insurance expenses	5,744	5,141
Accrued state, local and other taxes	5,066	2,988
Income taxes payable	10,705	5,788
Other accrued expenses	1,284	963
Current liabilities	179,466	117,504
Long-term accrued insurance expenses	9,000	8,489
Notes payable to banks	203,300	121,250
Long-term pension liabilities	24,445	18,397
Other long-term liabilities	3,480	2,448
Deferred income taxes	155,928	80,888
Total liabilities	575,619	348,976
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.10 par value, 349,000,000 shares authorized, 147,458,440 and 148,175,995 shares issued and outstanding in 2011 and 2010, respectively	14,746	14,818
Capital in excess of par value	-	6,460
Retained earnings	760,492	527,150
Accumulated other comprehensive loss	(12,646)	(9,533)
Total stockholders’ equity	762,592	538,895
Total liabilities and stockholders’ equity	$1,338,211	$887,871

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2011	2010	2009
REVENUES	$1,809,807	$1,096,384	$587,863
COSTS AND EXPENSES:
Cost of revenues	992,704	606,098	393,806
Selling, general and administrative expenses	151,286	121,839	97,672
Depreciation and amortization	179,905	133,360	130,580
Loss (gain) on disposition of assets, net	3,831	(3,758)	(1,143)
Operating profit (loss)	482,081	238,845	(33,052)
Interest expense	(3,453)	(2,662)	(2,176)
Interest income	18	46	147
Other income, net	169	1,303	1,582
Income (loss) before income taxes	478,815	237,532	(33,499)
Income tax provision (benefit)	182,434	90,790	(10,754)
Net income (loss)	$296,381	$146,742	$(22,745)
EARNINGS (LOSS) PER SHARE
Basic	$2.04	$1.01	$(0.16)
Diluted	$2.02	$1.00	$(0.16)
Dividends paid per share	$0.32	$0.141	$0.148

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
RPC, INC. AND SUBSIDIARIES

(in thousands)

				Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)

Three Years Ended December 31, 2011	Comprehensive Income (Loss)	Common Stock			Retained Earnings
		Shares	Amount				Total
Balance, December 31, 2008		146,558	$14,655	$(895)	$445,356	$(10,032)	$449,084
Stock issued for stock incentive plans, net		911	91	4,323	—	—	4,414
Stock purchased and retired		(252)	(25)	(2,096)	—	—	(2,121)
Net loss	$(22,745)	—	—	—	(22,745)	—	(22,745)
Pension adjustment, net of taxes	897	—	—	—	—	897	897
Gain on cash flow hedge, net of taxes	7	—	—	—	—	7	7
Unrealized gain on securities, net of taxes	91	—	—	—	—	91	91
Foreign currency translation, net of taxes	231	—	—	—	—	231	231
Comprehensive loss	$(21,519)
Dividends declared		—	—	—	(21,556)	—	(21,556)
Excess tax benefits for share-based payments		—	—	1,421	—	—	1,421
Three-for-two stock splits		330	33	(33)			—
Balance, December 31, 2009		147,547	14,754	2,720	401,055	(8,806)	409,723
Stock issued for stock incentive plans, net		587	59	4,889	—	—	4,948
Stock purchased and retired		(144)	(14)	(1,781)	—	—	(1,795)
Net income	$146,742	—	—	—	146,742	—	146,742
Pension adjustment, net of taxes	(1,350)	—	—	—	—	(1,350)	(1,350)
Gain on cash flow hedge, net of taxes	133	—	—	—	—	133	133
Unrealized gain on securities, net of taxes	281	—	—	—	—	281	281
Foreign currency translation, net of taxes	209	—	—	—	—	209	209
Comprehensive income	$146,015
Dividends declared		—	—	—	(20,647)	—	(20,647)
Excess tax benefits for share-based payments		—	—	651	—	—	651
Three-for-two stock splits		186	19	(19)			—
Balance, December 31, 2010		148,176	14,818	6,460	527,150	(9,533)	538,895
Stock issued for stock incentive plans, net		1,218	122	9,455	—	—	9,577
Stock purchased and retired		(1,936)	(194)	(19,286)	(15,712)	—	(35,192)
Net income	$296,381	—	—	—	296,381	—	296,381
Pension adjustment, net of taxes	(3,048)	—	—	—	—	(3,048)	(3,048)
Gain on cash flow hedge, net of taxes	387	—	—	—	—	387	387
Unrealized gain on securities, net of taxes	(314)	—	—	—	—	(314)	(314)
Foreign currency translation, net of taxes	(138)	—	—	—	—	(138)	(138)
Comprehensive income	$293,268
Dividends declared		—	—	—	(47,327)	—	(47,327)
Excess tax benefits for share-based payments		—	—	3,371	—	—	3,371
Balance, December 31, 2011		147,458	$14,746	$—	$760,492	$(12,646)	$762,592

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RPC, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$296,381	$146,742	$(22,745)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	179,787	133,253	130,581
Stock-based compensation expense	8,075	4,909	4,440
Loss (gain) on disposition of assets, net	3,831	(3,758)	(1,143)
Deferred income tax provision	77,074	22,262	1,669
Excess tax benefits for share-based payments	(3,371)	(651)	(1,421)
Changes in current assets and liabilities:
Accounts receivable	(167,312)	(163,162)	80,035
Income taxes receivable	9,817	1,584	(1,159)
Inventories	(36,511)	(8,130)	(5,798)
Prepaid expenses	(2,783)	(1,041)	2,567
Other current assets	(30,524)	189	8
Accounts payable	30,102	14,191	(5,711)
Income taxes payable	4,917	5,141	(2,712)
Accrued payroll and related expenses	9,799	13,173	(9,690)
Accrued insurance expenses	603	826	(325)
Accrued state, local and other taxes	2,078	987	(394)
Other accrued expenses	958	112	(167)
Changes in working capital	(178,856)	(136,130)	56,654
Changes in other assets and liabilities:
Pension liabilities	1,249	1,628	4,882
Accrued insurance expenses	511	(108)	199
Other non-current assets	294	(920)	(2,597)
Other non-current liabilities	1,032	1,430	(1,779)
Net cash provided by operating activities	386,007	168,657	168,740
INVESTING ACTIVITIES
Capital expenditures	(416,400)	(187,486)	(67,830)
Proceeds from sale of assets	24,763	15,717	6,686
Net cash used for investing activities	(391,637)	(171,769)	(61,144)
FINANCING ACTIVITIES
Payment of dividends	(47,327)	(20,647)	(21,556)
Borrowings from notes payable to banks	940,850	516,600	276,100
Repayments of notes payable to banks	(858,800)	(485,650)	(360,250)
Debt issue costs for notes payable to banks	(415)	(1,886)	(234)
Excess tax benefits for share-based payments	3,371	651	1,421
Cash paid for common stock purchased and retired	(34,419)	(1,650)	(1,747)
Proceeds received upon exercise of stock options	728	240	122
Net cash provided by (used for) financing activities	3,988	7,658	(106,144)
Net (decrease) increase in cash and cash equivalents	(1,642)	4,546	1,452
Cash and cash equivalents at beginning of year	9,035	4,489	3,037
Cash and cash equivalents at end of year	$7,393	$9,035	$4,489

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

Note 1: Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”).  All significant intercompany accounts and transactions have been eliminated.

Nature of Operations

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets.  The services and equipment provided include Technical Services such as pressure pumping services, coiled tubing services, snubbing services (also referred to as hydraulic workover services), nitrogen services, and firefighting and well control, and Support Services such as the rental of drill pipe and other specialized oilfield equipment and oilfield training.

Common Stock

RPC is authorized to issue 349,000,000 shares of common stock, $0.10 par value. Holders of common stock are entitled to receive dividends when, as, and if declared by the Board of Directors out of legally available funds. Each share of common stock is entitled to one vote on all matters submitted to a vote of stockholders. Holders of common stock do not have cumulative voting rights. In the event of any liquidation, dissolution or winding up of the Company, holders of common stock are entitled to ratable distribution of the remaining assets available for distribution to stockholders.

Preferred Stock

RPC is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2011, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Dividends

On January 24, 2012, the Board of Directors approved a $0.12 per share cash dividend payable March 9, 2012 to stockholders of record at the close of business on February 10, 2012.

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
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

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

Concentration of Credit Risk

Substantially all of the Company’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.  The Company provided oilfield services to several hundred customers. One customer at approximately 12 percent of revenues in 2011 and approximately 15 percent of revenues in 2010, accounted for more than ten percent of the Company’s revenues.  Two customers individually accounted for 13 percent and 12 percent of the Company’s 2009 revenues.  Additionally, one customer accounted for approximately 19 percent of accounts receivable as of December 31, 2011 and approximately 15 percent of accounts receivable as of December 31, 2010.

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

Investments

Investments classified as available-for-sale are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company did not realize any gains or losses on securities during 2011, 2010 or 2009 on its available-for-sale securities.  Securities that are held in the non-qualified Supplemental Retirement Plan (“SERP”) are classified as trading.   See Note 10 for further information regarding the SERP.  The change in fair value of trading securities is presented in other income (expense) on the consolidated statements of operations.

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

Inventories

Inventories, which consist principally of (i) raw materials and supplies that are consumed providing services to the Company’s customers, (ii) spare parts for equipment used in providing these services and (iii) manufactured components and attachments for equipment used in providing services, are recorded at the lower of weighted average cost or market value. Market value is determined based on replacement cost for materials and supplies. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

Derivative Instruments and Hedging Activities

The Company is subject to interest rate risk on the variable component of the interest rate under our credit facility.  Effective December 2008, the Company entered into a $50 million interest rate swap agreement.  The Company designated the interest rate swap as a cash flow hedge.  Changes in the fair value of the effective portion of the interest rate swap were recognized in other comprehensive loss until the hedged item was recognized in earnings.  This agreement terminated on September 8, 2011.

Property, Plant and Equipment

Property, plant and equipment, including software costs, are reported at cost less accumulated depreciation and amortization, which is provided on a straight-line basis over the estimated useful lives of the assets.  Annual depreciation and amortization expenses are computed using the following useful lives: operating equipment, 3 to 10 years; buildings and leasehold improvements, 15 to 30 years; furniture and fixtures, 5 to 7 years; software, 5 years; and vehicles, 3 to 5 years. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income from operations. Expenditures for additions, major renewals, and betterments are capitalized. Expenditures for restoring an identifiable asset to working condition or for maintaining the asset in good working order constitute repairs and maintenance and are expensed as incurred.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $24,093,000 at December 31, 2011 and 2010.  Goodwill is reviewed annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, for impairment.  In accordance with recently adopted accounting guidance, the Company completed a comprehensive qualitative assessment of the various factors that impact goodwill and concluded it is more likely than not that the fair value of its reporting units exceeds their carrying amounts on the annual test date.  Therefore the Company did not proceed to Step 1 of the goodwill impairment test in 2011.  In prior years, the Company completed the Step 1 quantitative analysis by comparing the estimated fair value of a reporting unit with its carrying value.  Based on the qualitative assessment and results of prior years’ analyses, the Company has concluded that no impairment of its goodwill has occurred for the years ended December 31, 2011, 2010 and 2009.

Other intangibles primarily represent non-compete agreements related to businesses acquired.  Non-compete agreements are amortized on a straight-line basis over the period of the agreement, as this method best estimates the ratio that current revenues bear to the total of current and anticipated revenues.  These non-compete agreements are fully amortized as of December 31, 2011 and 2010.

Advertising

Advertising expenses are charged to expense during the period in which they are incurred.  Advertising expenses totaled $2,406,000 in 2011, $1,782,000 in 2010 and $1,065,000 in 2009.

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
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

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

Share Repurchases

The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value and retained earnings if capital in excess of par value is depleted.

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
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

A reconciliation of weighted average shares outstanding along with the earnings (loss) per share attributable to restricted shares of common stock (participating securities) is as follows:

(In thousands except per share data )	2011	2010	2009
Net income (loss) available for stockholders:	$296,381	$146,742	$(22,745)
Less: Dividends paid
Common stock	(46,479)	(20,294)	(21,229)
Restricted shares of common stock	(848)	(353)	(327)
Undistributed earnings (loss)	$249,054	$126,095	$(44,301)

Allocation of undistributed earnings:
Common stock	$244,053	$123,536	$(43,408)
Restricted shares of common stock	5,001	2,559	(893)

Basic shares outstanding :
Common stock	142,102	141,866	141,390
Restricted shares of common stock	3,020	3,123	3,068
	145,122	144,989	144,458
Diluted shares outstanding :
Common stock	142,102	141,866	141,390
Dilutive effect of options	1,711	1,548	-
	143,813	143,414	141,390
Restricted shares of common stock	3,020	3,123	3,068
	146,833	146,537	144,458
Basic earnings per share:
Common stock:
Distributed earnings	$0.32	$0.14	$0.15
Undistributed earnings (loss)	1.72	0.87	(0.31)
	$2.04	$1.01	$(0.16)
Restricted shares of common stock:
Distributed earnings	$0.28	$0.11	$0.11
Undistributed earnings (loss)	1.66	0.82	(0.29)
	$1.94	$0.93	$(0.18)
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.32	$0.14	$0.15
Undistributed earnings (loss)	1.70	0.86	(0.31)
	$2.02	$1.00	$(0.16)

During the year ended December 31, 2009, the Company incurred a net loss from continuing operations and consequently the common stock equivalents were excluded from the computation of diluted loss per share because the effect would have been anti-dilutive. See Note 13 for information regarding the three-for-two stock split.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, marketable securities, accounts payable, an interest rate swap, and debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments.  The marketable securities classified as available-for-sale and the securities held in the SERP classified as trading are carried at fair value in the accompanying consolidated balance sheets.  The interest rate swap which expired in September of 2011 was carried at fair value based on quotes from the issuer of the swap and represented the estimated amount that the Company expected to pay to terminate the swap.  See Note 8 for additional information.

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payment awards, net of an estimated forfeiture rate. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 10 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009
Reclassifications

In the current year the Company classified prepaid expenses and other current assets separately.  For comparative purposes, amounts in the prior year have been reclassified to conform to current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS:

During the year ended December 31, 2011, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncement:

●
ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.   The amendments in this codification permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount.  This can be used as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company adopted these provisions in the fourth quarter of 2011, for annual and interim goodwill impairment tests performed starting this year. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

●
Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The amendments to the Codification in this ASU defer the presentation of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  This ASU supersedes certain presentation requirements in ASU No. 2011-05, Comprehensive Income, discussed below, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring.  While the presentation requirements are being re-deliberated, entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  The amendments to this ASU are effective at the same time as the amendments in ASU No. 2011-05.  The Company plans to adopt these provisions in the first quarter of 2012 and is currently evaluating the impact of the adoption of these provisions on the presentation of its consolidated financial statements.

●
Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The amendments to the Codification in this ASU are part of an ongoing effort to bring congruence between U.S. GAAP and International Financial Reporting Standards.  The amendments in this ASU require an entity to disclose information about derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy and can be presented as a single net amount in the statement of financial position.  The amendments in this ASU are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with the required disclosures being provided retrospectively for all comparative periods presented.  The Company is currently evaluating the impact of adoption of these provisions in the first quarter of 2013.

●
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
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

●
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

Note 2: Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2011	2010
(in thousands)
Trade receivables:
Billed	$367,718	$216,201
Unbilled	99,913	84,977
Other receivables	1,734	1,519
Total	469,365	302,697
Less: allowance for doubtful accounts	(8,093)	(8,695)
Accounts receivable, net	$461,272	$294,002

Trade receivables relate to sale of our services and products, for which credit is extended based on our evaluation of the customer’s credit worthiness.  Unbilled receivables represent revenues earned but not billed to the customer until future dates, usually within one month.  Other receivables consist primarily of amounts due from purchasers of Company property and rebates from suppliers.

Changes in the Company’s allowance for doubtful accounts are as follows:

Years Ended December 31,	2011	2010
(in thousands)
Beginning balance	$8,695	$3,210
Bad debt expense	2,868	4,812
Accounts written-off	(3,820)	(730)
Recoveries	350	1,403
Ending balance	$8,093	$8,695

Note 3: Inventories

Inventories are $100,438,000 at December 31, 2011 and $64,059,000 at December 31, 2010 and consist of raw materials, parts and supplies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

Note 4: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2011	2010
(in thousands)
Land	$17,403	$15,053
Buildings and leasehold improvements	94,152	82,457
Operating equipment	990,186	755,028
Capitalized software	18,662	15,899
Furniture and fixtures	5,679	4,690
Vehicles	306,716	219,555
Construction in progress	9,828	1,821
Gross property, plant and equipment	1,442,626	1,094,503
Less: accumulated depreciation	(767,266)	(641,486)
Net property, plant and equipment	$675,360	$453,017

Depreciation expense was $179.9 million in 2011, $133.4 million in 2010 and $130.6 million in 2009.  There are no capital leases outstanding as of December 31, 2011 and December 31, 2010.  The Company had accounts payable for purchases of property and equipment of approximately $32.7 million as of December 31 2011, $18.1 million as of December 31, 2010 and $3.7 million as of December 31, 2009.

Note 5: Income Taxes

The following table lists the components of the provision (benefit) for income taxes:

Years ended December 31,	2011	2010	2009
(in thousands)
Current provision (benefit):
Federal	$91,415	$56,289	$(13,490)
State	12,938	11,180	235
Foreign	1,007	1,059	832
Deferred provision (benefit):
Federal	70,599	22,833	1,698
State	6,475	(571)	(29)
Total income tax provision (benefit)	$182,434	$90,790	$(10,754)

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.1	2.9	(2.4)
Tax credits	(0.2)	(0.6)	1.3
Non-deductible expenses	0.4	0.4	(2.6)
Other	(0.2)	0.5	0.8
Effective tax rate	38.1%	38.2%	32.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2011	2010
(in thousands)
Deferred tax assets:
Self-insurance	$6,344	$5,643
Pension	8,922	6,715
State net operating loss carryforwards	1,671	2,955
Bad debts	3,044	3,219
Accrued payroll	2,099	1,460
Stock-based compensation	3,680	2,538
All others	1	232
Valuation allowance	(1,295)	(1,295)
Gross deferred tax assets	24,466	21,467
Deferred tax liabilities:
Depreciation	(166,190)	(89,456)
Goodwill amortization	(5,707)	(5,020)
All Others	(1,314)	(453)
Gross deferred tax liabilities	(173,211)	(94,929)
Net deferred tax liabilities	$(148,745)	$(73,462)

Historically and currently, undistributed earnings of the Company’s foreign subsidiaries are considered indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been recorded.  Deferred taxes are provided for earnings outside the United States when those earnings are not considered indefinitely reinvested.

As of December 31, 2011, the Company has net operating loss carryforwards related to state income taxes of approximately $38.2 million that will expire between 2012 and 2030.  As of December 31, 2011 the Company has a valuation allowance of approximately $1.3 million, representing the tax effected amount of loss carryforwards that the Company does not expect to utilize, against the corresponding deferred tax asset.

Total net income tax payments (refunds) were $90,729,000 in 2011, $61,632,000 in 2010, and ($8,351,000) in 2009.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.  Accrued interest and penalties were immaterial to the financial statements as of December 31, 2011 and 2010.

In accordance with the accounting guidance relating to the accounting for uncertainty in income tax reporting, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits.

The Company’s liability for unrecognized tax benefits was $35,000 as of December 31, 2011 and $33,000 as of December 31, 2010, all of which would affect our effective rate if recognized.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2011 and 2010 are as follows:

Years Ended December 31,	2011	2010
(in thousands)
Beginning balance	$33	$30
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	2	3
Reductions for tax positions of prior years	-	-
Ending balance	$35	$33

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions.  In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities.  The Company’s 2008 through 2011 tax years remain open to examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

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

The facility has a general term of five years and provides for an unsecured line of credit of up to $350 million, which includes a $50 million letter of credit subfacility, and a $25 million swingline subfacility.  The maturity date of all revolving loans under the Credit Agreement is August 31, 2015.  The Company has incurred loan origination fees and other debt related costs associated with the Revolving Credit Agreement in the aggregate of approximately $2.3 million.  These costs are being amortized to interest expense over the five year term of the loan, and the net amount is classified as non-current other assets on the consolidated balance sheets.

Revolving loans under the facility bear interest at one of the following two rates, at the Company’s election:

●           the Base Rate, which is the highest of Bank of America’s “prime rate” for the day of the borrowing, a fluctuating rate per annum equal to the Federal Funds Rate plus 0.50%, and a rate per annum equal to the one (1) month LIBOR rate plus 1.00%, in each case plus a margin that ranges from 0.25% to 1.25% based on a quarterly debt covenant calculation; or

●           with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus a margin ranging from 1.25% to 2.25%, based upon a quarterly debt covenant calculation.

In addition, the Company pays an annual fee ranging from 0.25% to 0.35%, based on a quarterly debt covenant calculation, of the unused portion of the credit facility.

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.  The Company was in compliance with these covenants as of and for the year ended December 31, 2011.

As of December 31, 2011, RPC has outstanding borrowings of $203.3 million under the facility.  Interest incurred on the facility was $4,146,000 in 2011, $3,170,000 in 2010, and $2,327,000 in 2009. The weighted average interest rate was 2.8% in 2011, 3.0% in 2010, and 1.8% in 2009.  The Company capitalized interest incurred of $627,000 in 2011, $554,000 in 2010 and $150,000 in 2009 related to facilities and equipment under construction.  Additionally there were letters of credit relating to self-insurance programs and contract bids outstanding for $18.4 million as of December 31, 2011.

Cash interest paid (net of capitalized interest) was approximately $3,168,000 in 2011, $1,899,000 in 2010 and $2,192,000 in 2009.

Effective December 2008 the Company entered into an interest rate swap agreement that effectively converted $50 million of the Company’s variable-rate debt to a fixed rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  Under this agreement the Company and the issuing lender settled on a monthly basis for the difference between a fixed interest rate of 2.07% and a comparable one month LIBOR rate.  This agreement terminated on September 8, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

Note 7: Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Net Loss On Cash Flow Hedge	Total
Balance at December 31, 2009	$(8,583)	$220	$77	$(520)	$(8,806)
Change during 2010:
Before-tax amount	(2,125)	441	329	209	(1,146)
Tax expense (benefit)	775	(160)	(120)	(76)	419
Total activity in 2010	(1,350)	281	209	133	(727)
Balance at December 31, 2010	$(9,933)	$501	$286	$(387)	$(9,533)
Change during 2011:
Before-tax amount	(4,800)	(495)	(218)	610	(4,903)
Tax expense (benefit)	1,752	181	80	(223)	1,790
Total activity in 2011	(3,048)	(314)	(138)	387	(3,113)
Balance at December 31, 2011	$(12,981)	$187	$148	$-	$(12,646)

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2011 and 2010:

	Fair Value Measurements at December 31, 2011 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$8,251	$-
Available-for-sale securities – equity securities	$629	$-	$-

	Fair Value Measurements at December 31, 2010 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$8,445	$-
Available-for-sale securities – equity securities	1,124	-	-
Liabilities:
Interest rate swap	$-	$610	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

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

At December 31, 2011 and 2010, there was $203,300,000 and $121,250,000 outstanding under the Company’s credit facility and based on quotes from the lender (level 2 inputs) is similar to the fair values of these borrowings.  The borrowings under our revolving credit facility bear interest at the variable rate described in Note 6.  The Company is subject to interest rate risk on the variable component of the interest rate.  In 2008 the Company entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit facility to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense; this agreement terminated in September of 2011.  The fair value of this swap was negative $610,000 at December 31, 2010 and was reflected in other accrued expenses.

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

Note 9: Commitments and Contingencies

Lease Commitments - Minimum annual rentals, principally for noncancelable real estate and equipment leases with terms in excess of one year, in effect at December 31, 2011, are summarized in the following table:

(in thousands)
2012	$5,005
2013	5,210
2014	4,205
2015	3,408
2016	1,997
Thereafter	7,080
Total rental commitments	$26,905

Total rental expense, including short-term rentals, charged to operations was approximately $19,814,000 in 2011, $11,970,000 in 2010 and $10,787,000 in 2009.

Income Taxes - The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments.  Other long-term liabilities include $35,000 as of December 31, 2011 and $33,000 as of December 31, 2010, that represents the Company’s estimated liabilities for the probable assessments payable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

Note 10: Employee Benefit Plans

Defined Benefit Pension Plan

The Company’s Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to substantially all employees with at least one year of service prior to 2002.  During 2001, the plan became a multiple employer plan, with Marine Products Corporation as an adopting employer.

 The Company’s projected benefit obligation exceeds the fair value of the plan assets under its pension plan by $14.1 million and thus the plan was under-funded as of December 31, 2011.

The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2011	2010
(in thousands)
Accumulated Benefit Obligation at end of year	$38,278	$35,873

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$35,873	$32,190
Service cost	—	—
Interest cost	1,916	1,893
Amendments	—	—
Actuarial (gain) loss	2,123	3,362
Benefits paid	(1,634)	(1,572)
Projected benefit obligation at end of year	$38,278	$35,873
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$26,523	$24,932
Actual return on plan assets	(1,309)	2,548
Employer contribution	600	614
Benefits paid	(1,634)	(1,572)
Fair value of plan assets at end of year	24,180	26,522

Funded status at end of year	$(14,098)	$(9,351)

December 31,	2011	2010
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(14,098)	(9,351)
	$(14,098)	$(9,351)

December 31,	2011	2010
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss (gain)	$20,441	$15,642
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$20,441	$15,642

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2011 and 2010 has been disclosed above.  The Company uses a December 31 measurement date for this qualified plan.

Amounts recognized in the consolidated balance sheets consist of:

December 31,	2011	2010
(in thousands)
Funded status	$(14,098)	$(9,351)
SERP contributions/deferrals	(10,347)	(9,046)
Long-term pension liabilities	$(24,445)	$(18,397)

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. RPC contributed $600,000 in 2011 and $614,000 in 2010.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2011	2010	2009
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,916	1,893	1,938
Expected return on plan assets	(1,831)	(1,720)	(1,521)
Amortization of net loss	463	409	1,538
Net periodic benefit plan cost (credit)	$548	$582	$1,955

The Company recognized pre-tax decreases (increases) to the funded status in comprehensive loss of $4,800,000 in 2011, $2,125,000 in 2010, and $(1,413,000) in 2009.  There were no previously unrecognized prior service costs as of December 31, 2011, 2010 and 2009.  The pre-tax amounts recognized in comprehensive loss for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

(in thousands)	2011	2010	2009
Net loss (gain)	$5,263	$2,534	$125
Amortization of net (loss) gain	(463)	(409)	(1,538)
Net transition obligation (asset)	—	—	—
Amount recognized in other comprehensive loss	$4,800	$2,125	$(1,413)

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2012 are as follows:

(in thousands)	2012
Amortization of net loss (gain)	$673
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic benefit plan cost	$673

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2011	2010	2009
Projected Benefit Obligation:
Discount rate	5.00%	5.49%	6.00%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	5.49%	6.00%	6.84%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

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

The Plan’s weighted average asset allocation at December 31, 2011 and 2010 by asset category along with the target allocation for 2012 are as follows:

Asset Category	Target Allocation for 2012	Percentage of Plan Assets as of December 31, 2011	Percentage of Plan Assets as of December 31, 2010
Debt Securities – Core Fixed Income	15.0% – 50.0%	23.2%	26.2%
Tactical – Fund of Equity and Debt Securities	10.0% – 20.0%	16.3%	10.1%
Domestic Equity Securities	20.0% – 40.0%	15.2%	26.4%
Global Equity Securities	10.0% – 20.0%	14.8%	4.3%
International Equity Securities	10.0% – 20.0%	14.6%	13.8%
Real Estate	0.0% – 10.0%	5.6%	4.6%
Real Return	0.0% – 10.0%	9.6%	5.6%
Other	0.0% – 5.0%	0.7%	9.0%
Total	100%	100.0%	100.0%

The Company’s overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers. Equity securities primarily include investments in large-cap and mid-cap companies. Fixed-income securities include corporate bonds of companies in diversified securities, mortgage-backed securities, and U.S. Treasuries. Other types of investments include hedge funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plans utilize a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation.

Some of our assets, primarily our private equity, real estate and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2011 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events.

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

The following tables present our plan assets using the fair value hierarchy as of December 31, 2011 and December 31, 2010. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 8 for a brief description of the three levels under the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

Fair Value Hierarchy as of December 31, 2011:

Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$175	$175	$-	$-
Fixed Income Securities	(2)	5,608	-	5,608	-
Domestic Equity Securities		3,680	3,680	-	-
Global Equity Securities		3,568	3,568	-	-
International Equity Securities	(3)	3,537	1,671	1,866	-
Tactical Composite	(4)	3,935	-	3,935	-
Real Estate	(5)	1,350	-	-	1,350
Real Return	(6)	2,327	-	2,327
		$24,180	$9,094	$13,736	$1,350

Fair Value Hierarchy as of December 31, 2010:

Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$2,081	$2,081	$-	$-
Fixed Income Securities	(2)	6,937	-	6,937	-
Domestic Equity Securities		7,015	7,015	-	-
Global Equity Securities		1,153	-	1,153	-
International Equity Securities	(3)	3,672	1,636	2,036	-
Tactical Composite	(4)	2,687	-	2,687	-
Real Estate	(5)	1,210	-	-	1,210
Real Return	(6)	1,492	-	1,492	-
Alternative Investments	(7)	275	-	-	275
		$26,522	$10,732	$14,305	$1,485

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Some international equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
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

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2011:

Investments (in thousands)	Balance at December 31, 2010	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2011

Real Estate	$1,210	$142	$-	$-	$1,352

Alternative Investments	275	(2)	(273)	-	-
	$1,485	$140	$(273)	$-	$1,352

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2010:

Investments (in thousands)	Balance at December 31, 2009	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2010

Real Estate	$1,039	$171	$-	$-	$1,210

Alternative Investments	4,357	(235)	(2,127)	(1,720)	275
	$5,396	$(64)	$(2,127)	$(1,720)	$1,485

The Company expects to contribute approximately $600,000 to the Retirement Income Plan in 2012 and does not expect to receive a refund in 2012.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2012	1,730
2013	1,841
2014	1,940
2015	2,020
2016	2,212
2017-2021	12,027

Supplemental Executive Retirement Plan (SERP)

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source for the deferred compensation obligations in the SERP. The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time. Investments in COLI policies consisted of $17.7 million in variable life insurance policies as of December 31, 2011 and $17.3 million as of December 31, 2010. In the COLI policies, the Company is able to allocate investment of the assets across a set of choices provided by the insurance company, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1. The fair value of these assets totaled $8,251,000 as of December 31, 2011 and $8,445,000 as of December 31, 2010. The SERP assets are reported in other assets on the balance sheet. The changes in the fair value of these assets, and normal insurance expenses are recorded in the consolidated statement of operations as part of other income (expense), net. Trading gains (losses) related to the SERP assets totaled $(194,000) in 2011, $701,000 for 2010, and $1,373,000 for 2009. The SERP deferrals and the contributions are recorded on the balance sheet in pension liabilities with any change in the fair value of the liabilities recorded as compensation cost in the statement of operations.

401(k) Plan

RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than three months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. RPC matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the plan. Employees vest in the RPC contributions after three years of service. The charges to expense for the Company’s contributions to the 401(k) plan were approximately $4,074,000 in 2011, $2,485,000 in 2010, and $2,621,000 in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

Stock Incentive Plans

The Company has issued stock options and restricted stock to employees under two 10 year stock incentive plans that were approved by stockholders in 1994 and 2004. The 1994 plan expired in 2004. The Company reserved 7,593,750 shares of common stock under the 2004 Plan which expires in 2014. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock which are discussed in detail below. As of December 31, 2011, there were approximately 2,059,000 shares available for grants. The Company issues new shares from its authorized but unissued share pool.

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

Pre-tax stock-based employee compensation expense was $8,075,000 in 2011 ($5,128,000 after tax), $4,909,000 in 2010 ($3,117,000 after tax), and $4,440,000 in 2009 ($2,819,000 after tax).

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

Transactions involving RPC’s stock options for the year ended December 31, 2011 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,070,388	$2.26	1.23 years
Granted	-	-	N/A
Exercised	(600,594)	2.50	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding and exercisable at December 31, 2011	469,794	$1.96	0.99 years	$7,653,000

The total intrinsic value of stock options exercised was approximately $11,882,000 during 2011, $2,293,000 during 2010 and $1,519,000 during 2009. Tax benefits associated with the exercise of stock options exercised totaled $799,000 during 2011 and were credited to capital in excess of par value and are classified as financing cash flows. There were no recognized excess tax benefits associated with the exercise of stock options during 2010. Recognized excess tax benefits associated with the exercise of stock options were approximately $353,000 during 2009.

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
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

The agreements under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed. Upon termination of employment from RPC or, in certain cases, termination of employment from Marine Products Corporation or Chaparral Boats, Inc., shares with restrictions must be returned to RPC.

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2011	3,007,353	$7.58
Granted	740,500	17.39
Vested	(664,248)	7.43
Forfeited	(123,051)	9.18
Non-vested shares at December 31, 2011	2,960,554	$9.93

The fair value of restricted awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense on a straight-line basis over the requisite service period. The weighted average grant date fair value of these restricted stock awards was $17.39, $8.21 and $5.70 for the years ended December 31, 2011, 2010 and 2009. The total fair value of shares vested was approximately $11,861,000 during 2011, $5,079,000 during 2010 and $3,976,000 during 2009. The tax benefit for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value aggregating $2,572,000 for 2011, $651,000 for 2010 and $1,068,000 for 2009. The excess tax deductions are classified as a financing activity in the accompanying consolidated statements of cash flows.

Other Information

As of December 31, 2011, total unrecognized compensation cost related to non-vested restricted shares was approximately $25,614,000 which is expected to be recognized over a weighted-average period of 3.5 years. As of December 31, 2011, there was no unrecognized compensation cost related to non-vested stock options.

The Company received cash from options exercised of $728,000 during 2011, $240,000 during 2010, and $122,000 during 2009. These cash receipts are classified as a financing activity in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $720,000 during 2011, $144,000 during 2010 and $389,000 during 2009 and have been excluded from the consolidated statements of cash flows.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $639,000 in 2011, $689,000 in 2010 and $713,000 in 2009. The Company’s receivable due from Marine Products for these services as of December 31, 2011 was approximately $3,000 and as of December 31, 2010 was approximately $65,000. The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $1,469,000 in 2011, $551,000 in 2010 and $409,000 in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $102,000 in 2011, $94,000 in 2010 and $87,000 in 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2011, 2010 and 2009

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2011, 2010 and 2009 are shown in the following table:

	Technical Services	Support Services	Corporate	(Loss) Gain on disposition of assets, net	Total
(in thousands)
2011
Revenues	$1,663,793	$146,014	$—	$—	$1,809,807
Operating profit (loss)	451,259	51,672	(17,019)	(3,831)	482,081
Capital expenditures	369,568	42,837	3,995	—	416,400
Depreciation and amortization	152,252	27,464	189	—	179,905
Identifiable assets	1,103,341	177,974	56,896	—	1,338,211
2010
Revenues	$979,834	$116,550	$—	$—	$1,096,384
Operating profit (loss)	217,144	31,086	(13,143)	3,758	238,845
Capital expenditures	163,362	23,012	1,112	—	187,486
Depreciation and amortization	106,480	26,640	240	—	133,360
Identifiable assets	668,081	158,577	61,213	—	887,871
2009
Revenues	$513,289	$74,574	$—	$—	$587,863
Operating profit (loss)	(20,328)	(1,636)	(12,231)	1,143	(33,052)
Capital expenditures	48,175	19,220	435	—	67,830
Depreciation and amortization	101,780	28,085	715	—	130,580
Identifiable assets	453,133	144,905	51,005	—	649,043

The following summarizes selected information between the United States and all international locations combined for the years ended December 31, 2011, 2010 and 2009. The revenues are presented based on the location of the use of the product or service. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

Years ended December 31,	2011	2010	2009
(in thousands)
United States Revenues	$1,757,661	$1,041,461	$543,026
International Revenues	52,146	54,923	44,837
	$1,809,807	$1,096,384	$587,863

Note 13: Stock Split

On January 24, 2012, RPC’s Board of Directors declared a three-for-two stock split of the Company’s common shares.  The split will be effected by issuing an additional share of common stock for every two shares of common stock held.  The additional shares will be distributed on March 9, 2012 to stockholders of record on February 10, 2012.  The stock split will increase the Company’s outstanding shares from approximately 146,333,777 shares to 219,500,666 shares.  Our historical outstanding shares will be recast upon the distribution.

Below is an estimate of the pro forma effects of the stock split on the Company’s Stockholders’ equity.

(in thousands)	December 31, 2011 (Audited)	Adjustment (Unaudited)		December 31, 2011 (Pro forma) (Unaudited)
STOCKHOLDERS’ EQUITY

Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	$-	$		$-
Common stock, $0.10 par value, 349,000,000 shares authorized, Shares issued(1) and outstanding – 221,187,660 outstanding in 2011 and 222,263,993 outstanding in 2010	$14,746		7,373	22,119
Capital in excess of par value	-
Retained earnings	760,492		(7,373)	753,119
Accumulated other comprehensive loss	(12,646)			(12,646)
Total stockholders’ equity	$762,592		$-	$762,592
  (1)  Shares issued increased as follows: 2011- 73,729,220; 2010 – 74,087,998

        Below is an estimate of the pro forma effects of the stock split on the Company’s earnings per share:

(in thousands, except per share amounts)	December 31, 2011 (Audited)	Adjustment (unaudited)	December 31,2011 (Pro forma) (unaudited)
Net income	$296,381	$-	$296,381

Basic Earnings Per Share	2.04	(0.68)	1.36
Diluted Earnings Per Share	2.02	(0.67)	1.35

Shares used for computation:
Basic	145,122	72,561	217,683
Diluted	146,833	73,417	220,250

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

As of the end of the period covered by this report, December 31, 2011 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 30 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2011 and issued a report thereon which is included on page 31 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the RPC Proxy Statement for its 2012 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 13 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2012 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

Code of Ethics

RPC, Inc. has a Code of Business Conduct that applies to all employees. In addition, the Company has a Code of Business Conduct and Ethics for Directors and Executive Officers and Related Party Transaction Policy. Both of these documents are available on the Company’s Web site at www.rpc.net. Copies are available at no charge by writing to Attention: Human Resources, RPC, Inc., 2801 Buford Highway, Suite 520, N.E., Atlanta, GA 30329.

RPC, Inc. intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its code that relates to any elements of the code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2012 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the RPC Proxy Statement for its 2012 Annual Meeting of Stockholders, in the sections “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2011.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	469,794	$1.96	2,058,679	(1)
Equity compensation plans not approved by securityholders	-	-	-
Total	469,794	$1.96	2,058,679

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 10 to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2012 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the RPC Proxy Statement for its 2012 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled “Independent Registered Public Accounting Firm” in the RPC Proxy Statement for its 2012 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

	10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

	10.6	Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2004).

	10.7	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).

	10.8	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).

	10.9	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

	10.10	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

	10.11	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

	10.12	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).

	10.14	Summary of Compensation Arrangements with Non-Employee Directors (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 4, 2011).

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).

3.1C	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q filed August 2, 2011).

3.2	Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on October 25, 2007).

4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

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

10.5	Tax Sharing Agreement dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10-K filed on February 13, 2001).

10.6	Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 2, 2004).

10.7	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 2, 2004).

10.8	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 2, 2004).

10.9	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.10	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

10.11	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

10.12	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).

10.13
Second Amendment to Revolving Credit Agreement dated as of September 2, 2009 by and among the Company, the several banks and other financial institutions from time to time party thereto and SunTrust Bank, in its capacity as administrative agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 2, 2009).

10.14	Summary of Compensation Arrangements with Non-Employee Directors (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 4, 2011).

10.15
Credit Agreement dated August 31, 2010 between the Company, Banc of America, N.A., SunTrust Bank, Regions Bank and certain other lenders party thereto (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed on September 7, 2010)

10.16	Amendment and No. 1 to Credit Agreement dated as of June 16, 2011 between the Company, the Subsidiary Loan Parties party thereto, Bank of America, N.A. and certain other lenders party thereto.

21	Subsidiaries of RPC

23	Consent of Grant Thornton LLP

24	Powers of Attorney for Directors

31.1	Section 302 certification for Chief Executive Officer

31.2	Section 302 certification for Chief Financial Officer

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, Inc.

/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012
/s/ Ben M. Palmer
Ben M. Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012

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
February 29, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE
Schedule II — Valuation and Qualifying Accounts	65

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended December 31, 2011, 2010 and 2009
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries		Balance at End of Period
Year ended December 31, 2011
Allowance for doubtful accounts	$8,694	$2,868	$(3,469)	(1)	$8,093
Deferred tax asset valuation allowance	$1,295	$—	$—		$1,295
Year ended December 31, 2010
Allowance for doubtful accounts	$3,210	$4,812	$672	(1)	$8,694
Deferred tax asset valuation allowance	$1,550	$—	$(255)	(2)	$1,295
Year ended December 31, 2009
Allowance for doubtful accounts	$6,199	$660	$(3,649)	(1)	$3,210
Deferred tax asset valuation allowance	$1,454	$96	$—	(2)	$1,550

(1)	Net (deductions) recoveries in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	The valuation allowance for deferred tax assets is increased or decreased each year to reflect the state net operating losses that management believes will not be utilized before they expire.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters ended	March 31	June 30	September 30	December 31
(in thousands except per share data)
2011
Revenues	$381,761	$443,029	$502,235	$482,782
Net income	$65,524	$73,165	$83,111	$74,581
Net income per share — basic (a)	$0.45	$0.50	$0.57	$0.51
Net income per share — diluted (a)	$0.45	$0.50	$0.57	$0.51
2010
Revenues	$213,144	$252,896	$302,200	$328,144
Net income	$13,400	$31,602	$46,269	$55,471
Net income per share — basic (a)	$0.09	$0.22	$0.32	$0.38
Net income per share — diluted (a)	$0.09	$0.21	$0.31	$0.38

(a)	The sum of the income (loss) per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.