Form 10-Q
period 2012-03-31
RPC INC
filed 2012-05-02
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 20, 2012, RPC, Inc. had 219,492,553 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011
(In thousands)
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS		(Note 1)

Cash and cash equivalents	$5,734	$7,393
Accounts receivable, net	425,766	461,272
Inventories	111,813	100,438
Deferred income taxes	10,035	7,183
Income taxes receivable	561	10,805
Prepaid expenses	7,325	8,478
Other current assets	30,393	30,986
Total current assets	591,627	626,555
Property, plant and equipment, net	736,888	675,360
Goodwill	24,093	24,093
Other assets	16,399	12,203
Total assets	$1,369,007	$1,338,211

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$132,383	$122,987
Accrued payroll and related expenses	26,751	33,680
Accrued insurance expenses	6,138	5,744
Accrued state, local and other taxes	5,701	5,066
Income taxes payable	35,403	10,705
Other accrued expenses	384	1,284
Total current liabilities	206,760	179,466
Long-term accrued insurance expenses	9,254	9,000
Notes payable to banks	180,800	203,300
Long-term pension liabilities	22,418	24,445
Other long-term liabilities	1,938	3,480
Deferred income taxes	147,439	155,928
Total liabilities	568,609	575,619
Common stock	21,949	22,119
Retained earnings	790,893	753,119
Accumulated other comprehensive loss	(12,444)	(12,646)
Total stockholders’ equity	800,398	762,592
Total liabilities and stockholders’ equity	$1,369,007	$1,338,211

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2012	2011

Revenues	$502,557	$381,761
Cost of revenues	273,799	201,252
Selling, general and administrative expenses	44,927	36,057
Depreciation and amortization	51,570	39,537
Loss (gain) on disposition of assets, net	1,404	(1,411)
Operating profit	130,857	106,326
Interest expense	(596)	(1,079)
Interest income	5	4
Other income, net	920	334
Income before income taxes	131,186	105,585
Income tax provision	50,431	40,061
Net income	$80,755	$65,524

Earnings per share
Basic	$0.37	$0.30
Diluted	$0.37	$0.30

Dividends per share	$0.08	$0.05

Average shares outstanding
Basic	215,620	217,522
Diluted	217,350	220,544

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2012	2011

Net income	$80,755	$65,524

Other comprehensive income, net of taxes:
Pension adjustment	106	74
Cash flow hedge, net	—	132
Foreign currency translation	101	103
Unrealized gain(loss) on securities and reclassification adjustments	(5)	20

Comprehensive income	$80,957	$65,853

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In thousands)
(Unaudited)

	Common Stock		Capital in Excess	Retained	Accumulated Other Comprehensive
	Shares	Amount	of Par Value	Earnings	Loss	Total
Balance, December 31, 2011	221,188	$22,119	$—	$753,119	($12,646)	$762,592
Stock issued for stock incentive plans, net	800	80	1,966	—	—	2,046
Stock purchased and retired	(1,932)	(193)	(4,090)	(25,410)	—	(29,693)
Net income	—	—	—	80,755	—	80,755
Pension adjustment, net of taxes	—	—	—	—	106	106
Foreign currency translation, net of taxes	—	—	—	—	101	101
Unrealized loss on securities, net of taxes	—	—	—	—	(5)	(5)
Dividends declared	—	—	—	(17,571)	—	(17,571)
Excess tax benefits for share-based payments	—	—	2,067	—	—	2,067
Three-for-two stock split	(563)	(57)	57	—	—	—
Balance, March 31, 2012	219,493	$21,949	$—	$790,893	($12,444)	$800,398

The accompanying notes are an integral part of this consolidated financial statement.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands)
(Unaudited)

	Three months ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$80,755	$65,524
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, amortization and other non-cash charges	51,605	39,249
Stock-based compensation expense	1,901	2,215
Loss (gain) on disposition of assets, net	1,404	(1,411)
Deferred income tax benefit	(11,290)	(2,210)
Excess tax benefits for share-based payments	(2,067)	(2,278)
(Increase) decrease in assets:
Accounts receivable	35,600	(62,909)
Income taxes receivable	12,311	18,793
Inventories	(11,291)	(7,218)
Prepaid expenses	1,153	1,090
Other current assets	578	(1,993)
Other non-current assets	(4,197)	(157)
Increase (decrease) in liabilities:
Accounts payable	12,583	15,438
Income taxes payable	24,698	20,509
Accrued payroll and related expenses	(6,929)	(882)
Accrued insurance expenses	394	783
Accrued state, local and other taxes	635	1,671
Other accrued expenses	(908)	(69)
Pension liabilities	(2,027)	417
Accrued insurance expenses	254	(193)
Other non-current liabilities	(1,542)	(737)
Net cash provided by operating activities	183,620	85,632

INVESTING ACTIVITIES
Capital expenditures	(121,408)	(92,318)
Proceeds from sale of assets	3,680	6,030
Net cash used for investing activities	(117,728)	(86,288)

FINANCING ACTIVITIES
Payment of dividends	(17,571)	(10,354)
Borrowings from notes payable to banks	282,100	190,300
Repayments of notes payable to banks	(304,600)	(161,750)
Excess tax benefits for share-based payments	2,067	2,278
Cash paid for common stock purchased and retired	(29,675)	(17,499)
Proceeds received upon exercise of stock options	128	324
Net cash (used for) provided by financing activities	(67,551)	3,299

Net (decrease) increase in cash and cash equivalents	(1,659)	2,643
Cash and cash equivalents at beginning of period	7,393	9,035
Cash and cash equivalents at end of period	$5,734	$11,678

Supplemental Information:
Interest paid, net	$678	$1,200
Income taxes paid, net	$24,879	$2,826
Change in accounts payable for capital expenditures	$(3,190)	$3,519

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

On January 24, 2012 at its quarterly meeting, the Board of Directors authorized a three-for-two stock split by issuance on March 9, 2012 of one additional common share for every two common shares held of record as of February 10, 2012. Accordingly, the par value of additional shares issued was adjusted between common stock and capital in excess of par value, and fractional shares resulting from the stock split were settled in cash. All share and per share data on the historical (actual) basis presented in the interim financial statements have been retroactively adjusted for the stock split.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2012, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncement:

Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The amendments to the Codification in this ASU defer the presentation of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  This ASU supersedes certain presentation requirements in ASU No. 2011-05, Comprehensive Income, discussed below, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring.  While the presentation requirements are being re-deliberated, entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  The amendments to this ASU are effective at the same time as the amendments in ASU No. 2011-05.  The Company adopted these provisions in the first quarter of 2012 and is reporting reclassification adjustments with presentation requirements in effect before ASU 2011-05. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The amendments to the Codification in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011.  The Company has adopted these provisions in the first quarter of 2012 and has presented a separate statement of comprehensive income consecutively after the statement showing net income in the accompanying financial statements. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

	Three months ended March 31,
(In thousands except per share data )	2012	2011
Net income available for stockholders:	$80,755	$65,524
Less: Dividends paid
Common stock	(17,245)	(10,171)
Restricted shares of common stock	(326)	(183)
Undistributed earnings	$63,184	$55,170

Allocation of undistributed earnings:
Common stock	$61,864	$54,012
Restricted shares of common stock	1,320	1,158

Basic shares outstanding:
Common stock	211,079	212,912
Restricted shares of common stock	4,541	4,610
	215,620	217,522
Diluted shares outstanding:
Common stock	211,079	212,912
Dilutive effect of options	1,730	3,022
	212,809	215,934
Restricted shares of common stock	4,541	4,610
	217,350	220,544
Basic earnings per share:
Common stock:
Distributed earnings	$0.08	$0.05
Undistributed earnings	0.29	0.25
	$0.37	$0.30
Restricted shares of common stock:
Distributed earnings	$0.07	$0.04
Undistributed earnings	0.29	0.25
	$0.36	$0.29
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.08	$0.05
Undistributed earnings	0.29	0.25
	$0.37	$0.30

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK-BASED COMPENSATION

The Company reserved 11,390,625 shares of common stock under its 2004 Stock Incentive Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of March 31, 2012, there were approximately 1,962,419 shares available for grants.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2012	2011
Pre-tax expense	$1,901	2,215
After tax expense	1,207	1,407

Stock Options

Transactions involving RPC’s stock options for the three months ended March 31, 2012 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	704,689	$1.31	0.99 years
Granted	-	-	N/A
Exercised	(83,530)	1.74	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding and exercisable at March 31, 2012	621,159	$1.25	0.83 years	$5,814,048

The total intrinsic value of stock options exercised was approximately $835,000 during the three months ended March 31, 2012 and approximately $2,590,000 during the three months ended March 31, 2011.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2012:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at January 1, 2012	4,440,831	$5.37
Granted	1,146,750	11.69
Vested	(980,140)	5.81
Forfeited	(20,250)	7.16
Non-vested shares at March 31, 2012	4,587,191	$6.85

The total fair value of shares vested during the three months ended March 31, 2012 was approximately $10,695,000 and during the three months ended March 31, 2011 was approximately $10,860,000.  Tax benefits for compensation tax deductions in excess of compensation expense for restricted stock totaled approximately $2,067,000 for the three months ended March 31, 2012 and $2,278,000 for the three months ended March 31, 2011 and were credited to capital in excess of par value and are classified as financing cash flows.

Other Information

As of March 31, 2012, total unrecognized compensation cost related to non-vested restricted shares was approximately $37,115,000 which is expected to be recognized over a weighted-average period of 4.1 years.  As of March 31, 2012, all of the compensation cost related to stock options has been recognized.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended March 31,
	2012	2011
(in thousands)
Revenues
Technical Services	$461,521	$349,402
Support Services	41,036	32,359
Total revenues	$502,557	$381,761
Operating profit:
Technical Services	$123,531	$99,916
Support Services	13,985	9,935
Corporate	(5,255)	(4,936)
(Loss) gain on disposition of assets, net	(1,404)	1,411
Total operating profit	$130,857	$106,326
Interest expense	(596)	(1,079)
Interest income	5	4
Other income, net	920	334
Income before income taxes	$131,186	$105,585

Three months ended March 31, 2012	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at March 31, 2012	$1,123,791	$195,924	$49,292	$1,369,007
Capital expenditures	102,737	17,639	1,032	121,408
Depreciation and amortization	45,118	6,385	67	51,570

7.  INVENTORIES

Inventories of $111,813,000 at March 31, 2012 and $100,438,000 at December 31, 2011 consist of raw materials, parts and supplies.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended March 31,
(in thousands)	2012	2011
Interest cost	$467	$479
Expected return on plan assets	(462)	(458)
Amortization of net losses	167	116
Net periodic benefit cost	$172	$137

The Company contributed $3,510,000 to the plan during the three months ended March 31, 2012.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $8,901,000 as of March 31, 2012 and $8,251,000 as of December 31, 2011. The SERP assets are reported in other assets on the consolidated balance sheet and changes related to the fair value of these assets are recorded in the consolidated statement of operations as part of other (expense) income, net. Trading gains related to the SERP assets totaled approximately $650,000 for the three months ended March 31, 2012 and approximately $236,000 for the three months ended March 31, 2011.  The SERP deferrals and the contributions are recorded in pension liabilities with any change in the fair value recorded as compensation cost.

9.  NOTES PAYABLE TO BANKS

On August 31, 2011, the Company replaced its $200 million credit facility with a $350 million revolving credit facility with Banc of America Securities, LLC, SunTrust Robinson Humphrey, Inc, and Regions Capital Markets as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders.  The facility includes a full and unconditional guarantee by the Company’s 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of RPC and its subsidiaries.  The subsidiaries of the Company that are not guarantors are considered minor.

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

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.  The Company was in compliance with these covenants for the three months ended March 31, 2012.

At March 31, 2012, the Company had outstanding borrowings of $180.8 million under the facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaling $18.1 million; therefore, a total of $151.1million of the facility.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest incurred on the credit facility and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended March 31,
	2012	2011

Interest incurred (in thousands)	$923	$1,158

Weighted average interest rate	2.1%	3.4%

For the three months ended March 31, 2012 and March 31, 2011 the Company capitalized interest of approximately $321,000 and $90,000 related to facilities and equipment under construction.

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

10.  INCOME TAXES

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the first quarter of 2012, the income tax provision reflects an effective tax rate of 38.4 percent, compared to an effective tax rate of 37.9 percent for the comparable period in the prior year.

11.  FAIR VALUE DISCLOSURES

The various inputs used to measure assets at fair value establish a hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three broad levels as follows:

1.	Level 1 – Quoted market prices in active markets for identical assets or liabilities.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of March 31, 2012 and December 31, 2011:

	Fair value measurements at March 31, 2012 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$8,901	$-
Available for sale securities	622	-	-

	Fair value measurements at December 31, 2011 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$8,251	$-
Available for sale securities	629	-	-

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

The outstanding balance on the Revolving Credit Agreement was $180.8 million at March 31, 2012 and $203.3 million at December 31, 2011 which approximated the fair values. The fair value of these borrowings was based on quotes from the lender (level 2 inputs).  The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.  The Company’s risk management objective from time to time is to lock in the interest cash outflows on a portion of the Company’s debt.  As a result, as described in Note 9, the Company entered into an interest rate swap agreement in 2008 on $50 million of debt to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  This agreement terminated on September 8, 2011.

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

RPC, Inc. (“RPC”) provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest, Rocky Mountain and Appalachian regions, and in select international locations.  The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells.  We continuously monitor factors that impact the level of current and expected customer activity levels, such as the price of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel.  Our financial results are affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities.

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011 is incorporated herein by reference.  Since year end 2011, the Company’s strategy of utilizing a larger fleet of equipment in unconventional basins has continued, and we made approximately $121 million in capital expenditures for revenue-producing equipment in support of this strategy.  Because of the declining price of natural gas and the reduction in customer activity levels in natural gas basins, we are now focusing on oil and gas liquid directed basins where customer activity levels are higher.  As a result, we are moving some equipment and personnel among different operational locations and anticipate that the growth rate of our fleet of revenue-producing equipment will be lower in 2012 than in 2011.

During the first quarter of 2012, revenues increased 31.6 percent to $502.6 million compared to the same period in the prior year.  The increase in revenues resulted primarily from an increase in the fleet of revenue-producing equipment, higher activity levels, and a favorable job mix in several service lines.  International revenues for the first quarter of 2012 increased 72.3 percent to $17.3 million compared to the same period in the prior year.  International revenues reflect increases in customer activity levels in New Zealand and Canada, partially offset by a decrease in Gabon.  We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of revenues as a percentage of revenues increased during the first quarter of 2012 in comparison to the same period of the prior year due to higher employment and fuel costs, and job mix.

RPC, INC. AND SUBSIDIARIES

Selling, general and administrative expenses as a percentage of revenues decreased by approximately 5 percentage points in the first quarter of 2012 compared to the same period in the prior year due to positive leverage of fixed employment costs resulting from higher revenues.

Income before income taxes increased to $131.2 million for the three months ended March 31, 2012 compared to $105.6 million in the same period of 2011 primarily because of higher revenues partially offset by an increase of $2.8 million in net losses on disposition of assets due to increased wear and tear on our equipment, particularly pressure pumping components.  The effective tax rate for the three months ended March 31, 2012 was 38.4 percent compared to 37.9 percent in the same period of the prior year.  Diluted earnings per share increased to $0.37 for the three months ended March 31, 2012 compared to $0.30 in the same period of 2011.  Cash flows from operating activities were $183.6 million for the three months ended March 31, 2012 compared to $85.6 million in the same period of 2011 due primarily to higher net income. The notes payable to banks increased to $180.8 million as of March 31, 2012 compared to $149.8 million as of March 31, 2011.

Capital expenditures were $121.4 million during the first three months of 2012. We expect capital expenditures to be approximately $350 million during full year 2012 although this amount will be modified based on market conditions and other factors.  Our capital expenditures for the remainder of 2012 will be directed towards growth opportunities, as well as capitalized improvement costs.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached its most recent cyclical peak at 2,031 during the third quarter of 2008.  The global recession that began in the fourth quarter of 2007 precipitated the steepest annualized decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the second quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009.  Since June 2009, the rig count has increased by 131.3 percent to 2,026 early in the fourth quarter of 2011, although it has fallen from that peak to 1,950 early in the second quarter of 2012.  The price of oil fell by 77 percent from $147 per barrel in the third quarter of 2008 to $34 early in 2010.  Since that time, the price of oil has increased by approximately 203 percent to approximately $103 per barrel early in the first quarter of 2012.  The price of natural gas fell by 85 percent from approximately $13 per Mcf in the second quarter of 2008 to slightly below $2 per Mcf in the third quarter of 2010.  Since that time, the price of natural gas increased to more than $4 per Mcf during the second quarter of 2011, although it has declined significantly from the second quarter of 2011 through the first quarter of 2012.  Early in the second quarter of 2012, the price of natural gas was slightly less than $2 per Mcf, and the outlook for the price of natural gas remains weak throughout 2012.

Unconventional drilling activity, which requires more of RPC’s services than conventional drilling activity, accounted for 71 percent of total U.S. domestic drilling at the end of the first quarter of 2012.  Oil-related drilling activity has also increased over past quarters, and during the first quarter of 2012 increased to 64 percent of total domestic drilling, compared to 47 percent in the first quarter of 2011.  We are encouraged by this trend, because the growth in oil-directed drilling is taking place in unconventional drilling environments, and we also believe that this type of activity is more robust than natural gas-directed drilling because of the continued high price of oil.  During the first quarter we maintained our presence in unconventional basins in which oil-directed drilling is the predominant hydrocarbon production activity, and have near-term plans to increase our relative exposure in these areas since customer activity levels in natural gas-directed basins is declining due to the low price of natural gas.

RPC, INC. AND SUBSIDIARIES

We continue to monitor the competitive environment.  Increasing activity levels and the service-intensive nature of completion activities in unconventional basins, in which we have a growing presence, have presented opportunities to improve utilization and pricing and to expand our fleet of revenue-producing equipment.  However, the market remains highly competitive, and the current operating environment creates expansion opportunities for existing and new competitors. We are concerned about the near-term weakness in the price of natural gas and our customers’ movement from natural gas basins to oil basins, because this will decrease the overall demand for our equipment and services.  Our response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor both our discretionary spending and our capital expenditures.  We intend to closely manage the amount drawn on our credit facility.

RPC, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS
	Three months ended March 31,
	2012	2011

Consolidated revenues [in thousands]	$502,557	$381,761
Revenues by business segment [in thousands]:
Technical	$461,521	$349,402
Support	41,036	32,359

Consolidated operating profit [in thousands]	$130,857	$106,326
Operating profit by business segment [in thousands]:
Technical	$123,531	$99,916
Support	13,985	9,935
Corporate	(5,255)	(4,936)
(Loss) gain on disposition of assets, net	(1,404)	1,411

Percentage cost of revenues to revenues	54.5%	52.7%
Percentage selling, general & administrative expenses to revenues	8.9%	9.4%
Percentage depreciation and amortization expense to revenues	10.3%	10.4%
Average U.S. domestic rig count	1,990	1,716
Average natural gas price (per thousand cubic feet (mcf))	$2.41	$4.13
Average oil price (per barrel)	$102.99	$93.99

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Revenues.  Revenues for the three months ended March 31, 2012 increased 31.6 percent compared to the three months ended March 31, 2011.  Domestic revenues increased 30.5 percent to $485.3 million compared to the same period in the prior year.  The increases in revenues are due primarily to a larger fleet of revenue-producing equipment, higher activity levels and a favorable job mix in several service lines. International revenues increased 72.3 percent to $17.2 million for the three months ended March 31, 2012 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas decreased 41.9 percent while the average price of oil increased 9.6 percent during the first quarter of 2012 as compared to the same period in the prior year.  The average domestic rig count during the quarter was approximately 16.0 percent higher than the same period in 2011.

RPC, INC. AND SUBSIDIARIES

The Technical Services segment revenues for the quarter increased 32.1 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to an increase in the fleet of revenue-producing equipment and high activity levels from customer commitments, as well as improved pricing in several of the service lines within this segment.  The Support Services segment revenues for the quarter increased by 26.8 percent compared to the same period in the prior year.  This increase was due primarily to improved utilization and a favorable job mix in the rental tool service line, which is the largest service line within this segment.  Operating profit in both the Technical Services segment and Support Services segment improved due to higher revenues.

Cost of revenues. Cost of revenues increased 36.0 percent to $273.8 million for the three months ended March 31, 2012 compared to $201.3 million for the three months ended March 31, 2011. This increase was due to the variable nature of these expenses. Cost of revenues, as a percentage of revenues, increased in the first quarter of 2012 compared to the first quarter of 2011 due primarily to higher employment and fuel costs in comparison to the prior year same period, as well as the negative impact of lower pricing for many of our services.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the three months ended March 31, 2012 increased 24.6 percent to $44.9 million compared to $36.1 million for the three months ended March 31, 2011.  This increase was primarily due to increases in headcount to support higher business activity levels.  However, these costs as a percent of revenues decreased during the three months ended March 31, 2012 compared to the same period in the prior year due to the fixed nature of many of these expenses and our ability to leverage these costs over higher revenues.

Depreciation and amortization.   Depreciation and amortization totaled $51.6 million for the three months ended March 31, 2012, a 30.4 percent increase, compared to $39.5 million for the quarter ended March 31, 2011.   The increase was due to assets placed in service over the prior twelve months, however, these costs as a percentage of revenues remained relatively stable.

(Loss) gain on disposition of assets, net.  (Loss) on disposition of assets, net was a net loss of $1.4 million for the three months ended March 31, 2012 compared to a net gain of $1.4 million for the three months ended March 31, 2011.  The (loss) gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which requires early dispositions, or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $920 thousand for the three months ended March 31, 2012 compared to $334 thousand for the same period in the prior year. Other income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan.

 Interest expense and interest income.  Interest expense was $596 thousand for the three months ended March 31, 2012 compared to $1.1 million for the three months ended March 31, 2011.  The decrease in 2012 is due to lower interest rates on our revolving credit facility net of interest capitalized on equipment and facilities under construction partially offset by a higher average debt balance on our revolving credit facility. Interest income was $5 thousand for the three months ended March 31, 2012 and $4 thousand for the three months ended March 31, 2011.

RPC, INC. AND SUBSIDIARIES

Income tax provision.  Income tax provision was $50.4 million during the three months ended March 31, 2012, compared to $40.1 million for the same period in 2011.  This increase was due to the increase in income before taxes.  The effective tax rate of 38.4 percent for the three months ended March 31, 2012 was slightly higher than the 37.9 percent for the three months ended March 31, 2011.

RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2012 were $5.7 million.  The following table sets forth the historical cash flows for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
(In thousands)	2012	2011

Net cash provided by operating activities	$183,620	$85,632
Net cash used for investing activities	(117,728)	(86,288)
Net cash (used for) provided by financing activities	(67,551)	3,299

Cash provided by operating activities for the three months ended March 31, 2012 increased by $98.0 million compared to the comparable period in the prior year. This change is primarily due to an increase of $15.2 million in net income for the three months ended March 31, 2012 compared to the same period of 2011.  Also contributing to the increase was higher depreciation expense resulting from large capital expenditures and an increase in cash from working capital for the three month period ending March 31, 2012 in comparison to the prior period.  The increase of cash from working capital was primarily due to accounts receivables collections offset by increased inventory, accounts payable and accrued payroll balances.

Cash used for investing activities for the three months ended March 31, 2012 increased by $31.4 million, compared to the three months ended March 31, 2011, primarily as a result of higher capital expenditures directed primarily at increasing our fleet of equipment.

Cash used for financing activities for the three months ended March 31, 2012 increased by $70.9 million, compared to the three months ended March 31, 2011, as a result of higher common stock dividend distributions in the three months ended March 31, 2012 compared to the prior year, coupled with cash paid for open market share repurchases.

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2012 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $350 million revolving credit facility (the “Revolving Credit Agreement”) that matures in August 2015. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $180.8 million at March 31, 2012 and approximately $18.1 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  A total of $151.1million was available under our facility as of March 31, 2012.  Additional information regarding our Revolving Credit Agreement is included in Note 9 to our Consolidated Financial Statements included in this report.

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

Cash Requirements

The Company currently expects that capital expenditures during 2012 will be approximately $350 million, of which $121.4 million has been spent as of March 31, 2012.  We expect these expenditures for the remainder of 2012 to be primarily directed towards several growth opportunities we have identified, as well as other capitalized improvements. The actual amount of 2012 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules and can be modified based on market conditions and other factors

The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statutes that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  In the first quarter of 2012, the Company contributed $3.5 million to the pension plan.  The Company expects to make additional contributions of approximately $1.0 million to this plan during the remainder of 2012 to meet its funding objective.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 26,578,125 shares.  The Company repurchased 2,587,150 shares of common stock under the program during the first quarter of 2012 and may repurchase additional outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On April 24, 2012, the Board of Directors approved a $0.08 per share cash dividend payable June 8, 2012 to stockholders of record at the close of business May 10, 2012.   The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

RPC, INC. AND SUBSIDIARIES

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials used to provide services to the Company’s customers.  During 2011 and the first quarter of 2012, the Company incurred higher costs for certain raw materials used in providing its services, as well as higher fuel costs.  Also, the Company experienced upward wage pressures during this period.  We believe that these costs will continue to remain high, and certain of them may increase further, during the remainder of the current period of high oilfield activity levels.  The Company has attempted to mitigate the risk of cost increases by securing materials through different sources, although no assurance can be given that these efforts will be successful.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  During the three months ended March 31, 2012, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling approximately $102,000 compared to $192,000 for the comparable period in 2011.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $400,000 for the three months ended March 31, 2012 and $218,000 for the three months ended March 31, 2011.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on three months notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $21,000 for the three months ended March 31, 2012 and $22,000 for the three months ended March 31, 2011.

RPC, INC. AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes in the critical accounting policies since year-end.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our belief that the growth in our fleet of revenue-producing equipment will be lower in 2012 than in 2011; our plan to continue to focus on international growth opportunities; our expectation for the amount and focus of our capital expenditures during 2012; that the outlook for the price of natural gas remains weak throughout 2012; our encouragement by the growth in oil-directed drilling in unconventional drilling environments and our belief that this type of activity is more robust than natural gas-directed drilling because of the continued high price of oil; our near term plans to increase our relative exposure to unconventional basins in which oil-directed drilling is predominant; our concern about the near -term weakness in the price of natural gas and our customers’ movement from natural gas basins to oil basins and our belief that this will decrease the overall demand for our equipment and services; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our plan to closely manage the amount drawn on our credit facility; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; expectations as to future payment of dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

RPC, INC. AND SUBSIDIARIES

      The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements.  Risk factors that could cause such future events not to occur as expected include those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, its other SEC filings and the following:  the declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, the potential impact of the oil spill in the Gulf of Mexico on the regulation of offshore oil and gas exploration and development, risks of international operations, and reliance on large customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of March 31, 2012, there are outstanding interest-bearing advances of $180.8 million on our credit facility which bear interest at a floating rate.  A change in the interest rate of one percent on the outstanding balance of the credit facility at March 31, 2012 would cause a change of $1.8 million in total annual interest costs.

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

As of the end of the period covered by this report, March 31, 2012 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A.  RISK FACTORS

See risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1

January 1, 2012 to January 31, 2012	1,905,757	(1) (2)	$10.37	1,588,901	2,257,198

Month #2

February 1, 2012 to February 29, 2012	998,249	(1) (2)	9.95	998,249	1,258,949

Month #3

March 1, 2012 to March 31, 2012	223	(3)	9.42	-	1,258,949

Totals	2,904,229		$10.22	2,587,150	1,258,949

(1)
The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 26,578,125 shares in the open market.  There were 2,587,150 shares purchased on the open market during the first quarter of 2012.  Currently the program does not have a predetermined expiration date.

(2)	Consists in part of shares repurchased by the Company in connection with option exercises and taxes related to vesting of restricted shares.
(3)	Represents fractional shares repurchased as a result of the March 2012 stock split.

RPC, INC. AND SUBSIDIARIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None

RPC, INC. AND SUBSIDIARIES

ITEM 6.  Exhibits

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2007).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	Form of Time Lapse Restricted Stock Agreement
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
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

RPC, INC.

/s/ Richard A. Hubbell
Richard A. Hubbell
Date: May 2, 2012	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 2, 2012	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)