Form 10-Q
period 2012-06-30
RPC INC
filed 2012-08-02
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of July 20, 2012, RPC, Inc. had 219,603,169 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES
Table of Contents

RPC, INC. AND SUBSIDIARIES
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011
(In thousands)
(Unaudited)

	June 30,	December 31,
	2012	2011
		(Note 1)
ASSETS

Cash and cash equivalents	$9,256	$7,393
Accounts receivable, net	413,511	461,272
Inventories	119,046	100,438
Deferred income taxes	8,947	7,183
Income taxes receivable	528	10,805
Prepaid expenses	6,000	8,478
Other current assets	37,591	30,986
Total current assets	594,879	626,555
Property, plant and equipment, net	748,806	675,360
Goodwill	24,093	24,093
Other assets	15,863	12,203
Total assets	$1,383,641	$1,338,211

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$117,003	$122,987
Accrued payroll and related expenses	32,156	33,680
Accrued insurance expenses	5,463	5,744
Accrued state, local and other taxes	8,434	5,066
Income taxes payable	2,865	10,705
Other accrued expenses	235	1,284
Total current liabilities	166,156	179,466
Long-term accrued insurance expenses	9,230	9,000
Notes payable to banks	162,000	203,300
Long-term pension liabilities	21,963	24,445
Other long-term liabilities	2,814	3,480
Deferred income taxes	164,665	155,928
Total liabilities	526,828	575,619
Common stock	21,943	22,119
Retained earnings	847,443	753,119
Accumulated other comprehensive loss	(12,573)	(12,646)
Total stockholders’ equity	856,813	762,592
Total liabilities and stockholders’ equity	$1,383,641	$1,338,211

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues	$500,106	$443,029	$1,002,663	$824,790
Cost of revenues	281,279	242,991	555,078	444,243
Selling, general and administrative expenses	43,115	35,956	88,042	72,013
Depreciation and amortization	53,950	44,893	105,520	84,430
Loss (gain) on disposition of assets, net	1,904	(78)	3,308	(1,489)
Operating profit	119,858	119,267	250,715	225,593
Interest expense	(650)	(998)	(1,246)	(2,077)
Interest income	4	3	9	7
Other (expense) income, net	(880)	(10)	40	324
Income before income taxes	118,332	118,262	249,518	223,847
Income tax provision	46,072	45,097	96,503	85,158
Net income	$72,260	$73,165	$153,015	$138,689

Earnings per share
Basic	$0.34	$0.34	$0.71	$0.64
Diluted	$0.33	$0.33	$0.71	$0.63

Dividends per share	$0.08	$0.05	$0.16	$0.09

Average shares outstanding
Basic	214,893	217,822	215,241	217,672
Diluted	216,127	220,262	216,780	220,476

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income	$72,260	$73,165	$153,015	$138,689

Other comprehensive income (loss), net of taxes:
Pension adjustment	106	74	212	148
Cash flow hedge, net	—	140	—	272
Foreign currency translation	(119)	23	(18)	126
Unrealized gain(loss) on securities and reclassification adjustments	(116)	(160)	(121)	(140)

Comprehensive income	$72,131	$73,242	$153,088	$139,095

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(In thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance, December 31, 2011	221,188	$22,119	$—	$753,119	($12,646)	$762,592
Stock issued for stock incentive plans, net	773	77	4,009	—	—	4,086
Stock purchased and retired	(1,967)	(197)	(6,237)	(23,608)	—	(30,042)
Net income	—	—	—	153,015	—	153,015
Pension adjustment, net of taxes	—	—	—	—	212	212
Foreign currency translation, net of taxes	—	—	—	—	(18)	(18)
Unrealized loss on securities, net of taxes	—	—	—	—	(121)	(121)
Dividends declared	—	—	—	(35,083)	—	(35,083)
Excess tax benefits for share-based payments	—	—	2,172	—	—	2,172
Three-for-two stock split	(563)	(56)	56	—	—	—
Balance, June 30, 2012	219,431	$21,943	$—	$847,443	($12,573)	$856,813

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In thousands)
(Unaudited)

	Six months ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$153,015	$138,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	105,121	84,157
Stock-based compensation expense	3,902	3,821
Loss (gain) on disposition of assets, net	3,308	(1,489)
Deferred income tax provision	6,931	7,996
Excess tax benefits for share-based payments	(2,172)	(3,419)
(Increase) decrease in assets:
Accounts receivable	47,766	(106,220)
Income taxes receivable	12,449	20,066
Inventories	(18,621)	(14,567)
Prepaid expenses	2,478	1,386
Other current assets	(6,864)	(10,479)
Other non-current assets	(3,661)	40
Increase (decrease) in liabilities:
Accounts payable	8,399	31,557
Income taxes payable	(7,840)	13,293
Accrued payroll and related expenses	(1,524)	1,198
Accrued insurance expenses	(281)	877
Accrued state, local and other taxes	3,368	2,648
Other accrued expenses	(1,056)	(69)
Pension liabilities	(2,148)	770
Accrued insurance expenses	230	700
Other non-current liabilities	(666)	(130)
Net cash provided by operating activities	302,134	170,825

INVESTING ACTIVITIES
Capital expenditures	(204,202)	(203,763)
Proceeds from sale of assets	7,999	15,204
Net cash used for investing activities	(196,203)	(188,559)

FINANCING ACTIVITIES
Payment of dividends	(35,083)	(20,680)
Borrowings from notes payable to banks	450,850	402,550
Repayments of notes payable to banks	(492,150)	(350,700)
Debt issue costs for notes payable to banks	-	(415)
Excess tax benefits for share-based payments	2,172	3,419
Cash paid for common stock purchased and retired	(30,024)	(18,857)
Proceeds received upon exercise of stock options	167	572
Net cash (used for) provided by financing activities	(104,068)	15,889

Net increase (decrease) in cash and cash equivalents	1,863	(1,845)
Cash and cash equivalents at beginning of period	7,393	9,035
Cash and cash equivalents at end of period	$9,256	$7,190

Supplemental cash flows disclosure:
Interest paid, net of amount capitalized	$978	$2,011
Income taxes paid, net	$84,965	$43,801
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$18,272	$27,531

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

3.         RECENT ACCOUNTING PRONOUNCEMENTS

During 2012, the Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The amendments to the Codification in this ASU are part of an ongoing effort to bring congruence between U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU require an entity to disclose information about derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy and can be presented as a single net amount in the statement of financial position.  The amendments in this ASU are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with the required disclosures being provided retrospectively for all comparative periods presented.  The Company is currently evaluating the impact of adoption of these provisions which will be effective the first quarter of 2013.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share data )	2012	2011	2012	2011
Net income available for stockholders:	$72,260	$73,165	$153,015	$138,689
Less: Dividends paid
Common stock	(17,191)	(10,261)	(34,436)	(20,432)
Restricted shares of common stock	(321)	(65)	(647)	(248)
Undistributed earnings	$54,748	$62,839	$117,932	$118,009

Allocation of undistributed earnings:
Common stock	$53,618	$61,558	$115,497	$115,603
Restricted shares of common stock	1,130	1,281	2,435	2,406

Basic shares outstanding:
Common stock	210,331	213,266	210,683	213,089
Restricted shares of common stock	4,562	4,556	4,558	4,583
	214,893	217,822	215,241	217,672
Diluted shares outstanding:
Common stock	210,331	213,266	210,683	213,089
Dilutive effect of options	1,234	2,440	1,539	2,804
	211,565	215,706	212,222	215,893
Restricted shares of common stock	4,562	4,556	4,558	4,583
	216,127	220,262	216,780	220,476
Basic earnings per share:
Common stock:
Distributed earnings	$0.08	$0.05	$0.16	$0.10
Undistributed earnings	0.26	0.29	0.55	0.54
	$0.34	$0.34	$0.71	$0.64
Restricted shares of common stock:
Distributed earnings	$0.07	$0.01	$0.14	$0.05
Undistributed earnings	0.25	0.28	0.53	0.53
	$0.32	$0.29	$0.67	$0.58
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.08	$0.05	$0.16	$0.09
Undistributed earnings	0.25	0.28	0.55	0.54
	$0.33	$0.33	$0.71	$0.63

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.        STOCK-BASED COMPENSATION

The Company reserved 11,390,625 shares of common stock under its 2004 Stock Incentive Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of June 30, 2012, there were approximately 2,019,000 shares available for grants.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Pre-tax expense	$2,001	1,606	$3,902	3,821
After tax expense	$1,271	1,019	$2,478	2,426

Stock Options

Transactions involving RPC’s stock options for the six months ended June 30, 2012 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	704,689	$1.31	0.99 years
Granted	-	-	N/A
Exercised	(113,905)	1.61	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding and exercisable at June 30, 2012	590,784	$1.25	0.58 years	$6,285,942

The total intrinsic value of stock options exercised was approximately $1,128,000 during the six months ended June 30, 2012 and approximately $10,843,000 during the six months ended June 30, 2011. There were no recognized excess tax benefits associated with the exercise of stock options during the six months ended June 30, 2012.  Tax benefits related to non-qualified stock options exercised totaled $799,000 during the six months ended June 30, 2011 and were credited to capital in excess of par value and are classified as financing cash flows.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2012:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2011	4,440,831	$6.62
Granted	1,146,750	11.69
Vested	(980,140)	5.51
Forfeited	(77,925)	7.91
Non-vested shares at June 30, 2012	4,529,516	$8.12

The total fair value of shares vested during the six months ended June 30, 2012 was approximately $10,695,000 and during the six months ended June 30, 2011 was approximately $11,861,000.  Tax benefits for compensation tax deductions in excess of compensation expense for restricted stock totaled approximately $2,172,000 for the six months ended June 30, 2012 and $3,419,000 for the six months ended June 30, 2011 and were credited to capital in excess of par value and are classified as financing cash flows.

Other Information

As of June 30, 2012, total unrecognized compensation cost related to non-vested restricted shares was approximately $35,114,000 which is expected to be recognized over a weighted-average period of 3.8 years.  As of June 30, 2012, all of the compensation cost related to stock options has been recognized.

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

Certain information with respect to RPC’s business segments is set forth in the following tables:

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
(in thousands)
Revenues
Technical Services	$461,643	$406,736	$923,164	$756,138
Support Services	38,463	36,293	79,499	68,652
Total revenues	$500,106	$443,029	$1,002,663	$824,790
Operating profit:
Technical Services	$112,371	$109,509	$235,902	$209,425
Support Services	12,543	13,154	26,528	23,089
Corporate	(3,152)	(3,474)	(8,407)	(8,410)
(Loss) gain on disposition of assets, net	(1,904)	78	(3,308)	1,489
Total operating profit	$119,858	$119,267	$250,715	$225,593
Interest expense	(650)	(998)	(1,246)	(2,077)
Interest income	4	3	9	7
Other income, net	(880)	(10)	40	324
Income before income taxes	$118,332	$118,262	$249,518	$223,847

Six months ended June 30, 2012	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at June 30, 2012	$1,138,612	$194,979	$50,050	$1,383,641
Capital expenditures	168,976	32,620	2,606	204,202
Depreciation and amortization	$90,154	$15,189	$177	$105,520

7.  INVENTORIES

Inventories of $119,046,000 at June 30, 2012 and $100,438,000 at December 31, 2011 consist of raw materials, parts and supplies.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011

Service cost	$-	$-	$-	$-
Interest cost	467	479	934	958
Expected return on plan assets	(462)	(458)	(924)	(916)
Amortization of net losses	167	116	334	232
Net periodic benefit cost	$172	$137	$344	$274

The Company contributed $3,828,000 to the plan during the six months ended June 30, 2012.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $8,431,000 as of June 30, 2012 and $8,251,000 as of December 31, 2011. The SERP assets are reported in non-current other assets on the consolidated balance sheet and changes related to the fair value of these assets are recorded in the consolidated statement of operations as part of other (expense) income, net. Trading gains (losses) related to the SERP assets totaled approximately as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011

Gains (losses), net	$(470)	$(114)	$180	$122

The SERP deferrals and the distributions are recorded in pension liabilities with any change in the fair value recorded as compensation cost.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     NOTES PAYABLE TO BANKS

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

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.  The Company was in compliance with these covenants for the six months ended June 30, 2012.

At June 30, 2012, the Company had outstanding borrowings of $162.0 million under the facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaling $18.1 million; therefore, a total of $169.9 million of the facility was available.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest incurred on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
(in thousands except interest rate data)
Interest incurred	$831	$1,139	$1,754	$2,297
Capitalized interest	$196	$142	$517	$233
Weighted average interest rate	2.12%	3.19%	2.09%	3.25%

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

For the three months ended June 30, 2012, the income tax provision reflects an effective tax rate of 38.9 percent, compared to an effective tax rate of 38.1 percent for the comparable period in the prior year.  For the six months ended June 30, 2012, the income tax provision reflects an effective tax rate of 38.7 percent, compared to an effective tax rate of 38.0 percent for the comparable period in the prior year.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of June 30, 2012 and December 31, 2011:

	Fair value measurements at June 30, 2012 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$8,431	$-
Available for sale securities	439	-	-

	Fair value measurements at December 31, 2011 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$8,251	$-
Available for sale securities	629	-	-

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding balance on the Revolving Credit Agreement was $162.0 million at June 30, 2012 and $203.3 million at December 31, 2011 which approximated the fair values. The fair value of these borrowings was based on quotes from the lender (level 2 inputs).  The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.  The Company’s risk management objective from time to time is to lock in the interest cash outflows on a portion of the Company’s debt.  As a result, as described in Note 9, the Company entered into an interest rate swap agreement in 2008 on $50 million of debt to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  This agreement terminated on September 8, 2011.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011 is incorporated herein by reference.  Since year end 2011, the Company’s strategy of utilizing a larger fleet of equipment in unconventional basins has continued and we made approximately $204.2 million in capital expenditures primarily for revenue-producing equipment in support of this strategy.   Because of the declining price of natural gas and the reduction in customer activity levels in natural gas basins, we are now focusing on oil and gas liquid directed basins where customer activity levels are higher.  As a result, we have moved some equipment and personnel among different operational locations and anticipate that the growth rate of our fleet of revenue-producing equipment will be lower in 2012 than in 2011.

During the second quarter of 2012, revenues increased 12.9 percent to $500.1 million compared to the same period in the prior year.  The increase in revenues resulted primarily from an increase in the fleet of revenue-producing equipment and slightly higher activity levels in several service lines.  International revenues for the second quarter of 2012 increased 111.2 percent to $15.6 million compared to the same period in the prior year.  International revenues reflect primarily increases in customer activity levels in New Zealand and Mexico.  We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of revenues as a percentage of revenues increased during the second quarter of 2012 in comparison to the same period of the prior year due to an increasingly competitive pricing environment and inefficiencies associated with equipment relocation, partially offset by favorable variances in the costs of materials and supplies used in providing our services.

RPC, INC. AND SUBSIDIARIES

Selling, general and administrative expenses as a percentage of revenues increased slightly to 8.6 percent in the second quarter of 2012 compared to 8.1 percent in the same period in the prior year.

Income before income taxes was $118.3 million for the three months ended June 30, 2012 compared to $118.3 million in the same period of 2011.  The effective tax rate for the three months ended June 30, 2012 was 38.9 percent compared to 38.1 percent in the same period of the prior year. Diluted earnings per share were $0.33 for the three months ended June 30, 2012 compared to $0.33 in the same period of 2011.  Cash flows from operating activities were $302.1 million for the three months ended June 30, 2012 compared to $170.8 million in the same period of 2011 due primarily to an increase in cash from working capital, higher depreciation expense and higher net income. The notes payable to banks decreased to $162.0 million as of June 30, 2012 compared to $173.1 million as of June 30, 2011.

Capital expenditures were $204.2 million during the first six months of 2012. We expect capital expenditures to be approximately $350 million during full year 2012 although this amount will be modified based on market conditions and other factors.  Our capital expenditures for the remainder of 2012 will be directed towards growth opportunities, as well as capitalized improvement costs.

Outlook

Drilling activity in the U.S. domestic oilfield, as measured by the rotary drilling rig count, reached its most recent cyclical peak at 2,031 during the third quarter of 2008.  The global recession that began in the fourth quarter of 2007 precipitated the steepest annualized decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the second quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009.  Since June 2009, the rig count has increased by 123 percent to 1,953 early in the third quarter of 2012.  The price of oil fell by 77 percent from $147 per barrel in the third quarter of 2008 to $34 early in 2010. Since that time, the price of oil has increased by approximately 156 percent to approximately $87 per barrel early in the third quarter of 2012.  The price of natural gas fell by 85 percent from approximately $13 per Mcf in the second quarter of 2008 to slightly below $2 per Mcf in the third quarter of 2010.  Since that time, the price of natural gas increased to more than $4 per Mcf during the second quarter of 2011, although it has declined significantly from the second quarter of 2011 through the second quarter of 2012.  Early in the third quarter of 2012, the price of natural gas was slightly less than $3 per Mcf, and the outlook for the price of natural gas remains weak throughout 2012.  Early in the third quarter of 2012, the natural gas-directed rig count was at its lowest level since the third quarter of 1999, and it is projected to remain low throughout the third and fourth quarters of 2012.

RPC, INC. AND SUBSIDIARIES

Unconventional drilling activity, which requires more of RPC’s services than conventional drilling activity, accounted for 72 percent of total U.S. domestic drilling at the end of the second quarter of 2012.  Oil-related drilling activity has also increased over past quarters, and during the second quarter of 2012 increased to 70 percent of total domestic drilling, compared to 51 percent in the second quarter of 2011.  We are encouraged by this shift, because the growth in oil-directed drilling is taking place in unconventional drilling environments, and we also believe that this type of activity is more robust than natural gas-directed drilling because of the relatively high price of oil.  Furthermore, this increase in oil-directed drilling offsets weakness in natural gas-directed drilling.  During the second quarter we moved several equipment fleets from natural gas-directed basins to unconventional basins in which oil-directed drilling is the predominant hydrocarbon production activity.

We continue to monitor the competitive environment.  Increasing activity levels and the service-intensive nature of completion activities in unconventional basins, in which we have a growing presence, have presented opportunities to improve utilization and pricing and to expand our fleet of revenue-producing equipment.  However, the market has recently grown more competitive, as natural gas-directed drilling activity has fallen to its lowest level in almost 13 years. We are concerned about the near-term weakness in the price of natural gas and our customers’ movement from natural gas basins to oil basins, because we have operational locations and significant amounts of revenue-producing equipment in natural gas basins and this will decrease the overall demand for our equipment and services.  Also, the price of oil has declined by approximately 21 percent during 2012 from a high of $110 in the first quarter to $87 early in the third quarter.  Further declines in the price of oil may cause our customers to curtail their drilling activities in oil-directed drilling.  Our response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor both our discretionary spending and our capital expenditures.  The amount drawn on our credit facility declined from $180.8 million at the end of the first quarter of 2012 to $162 million at the end of the second quarter.  We intend to closely manage the amount drawn on our credit facility.

RPC, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Consolidated revenues [in thousands]	$500,106	$443,029	$1,002,663	$824,790
Revenues by business segment [in thousands]:
Technical	$461,643	$406,736	$923,164	$756,138
Support	38,463	36,293	79,499	68,652

Consolidated operating profit [in thousands]	$119,858	$119,267	$250,715	$225,593
Operating profit by business segment [in thousands]:
Technical	$112,371	$109,509	$235,902	$209,425
Support	12,543	13,154	26,528	23,089
Corporate	(3,152)	(3,474)	(8,407)	(8,410)
(Loss) gain on disposition of assets, net	(1,904)	78	(3,308)	1,489

Percentage cost of revenues to revenues	56.2%	54.8%	55.4%	53.9%
Percentage selling, general & administrative expenses to revenues	8.6%	8.1%	8.8%	8.7%
Percentage depreciation and amortization expense to revenues	10.8%	10.1%	10.5%	10.2%
Average U.S. domestic rig count	1,970	1,835	1,980	1,778
Average natural gas price (per thousand cubic feet (mcf))	$2.29	$4.35	$2.35	$4.25
Average oil price (per barrel)	$92.92	$101.86	$97.96	$98.46

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Revenues.  Revenues for the three months ended June 30, 2012 increased 12.9 percent compared to the three months ended June 30, 2011.  Domestic revenues increased 11.2 percent to $484.5 million compared to the same period in the prior year.  The increases in revenues are due primarily to a larger fleet of revenue-producing equipment and slightly higher activity levels in several service lines. International revenues increased 111.2 percent to $15.6 million for the three months ended June 30, 2012 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas decreased 47.4 percent and the average price of oil decreased 8.8 percent during the second quarter of 2012 as compared to the same period in the prior year.  The average domestic rig count during the quarter was approximately 7.4 percent higher than the same period in 2011.

RPC, INC. AND SUBSIDIARIES

The Technical Services segment revenues for the quarter increased 13.5 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to an increase in the fleet of revenue-producing equipment partially offset by lower pricing for our services within this segment.  The Support Services segment revenues for the quarter increased by 6.0 percent compared to the same period in the prior year.  This increase was due primarily to higher activity levels in several of the service lines within this segment.  Operating profit in the Technical Services segment improved due to higher revenues partially offset by lower pricing for our services within this segment.  Operating profit in the Support Services segment declined due to lower pricing and utilization in our rental tools service line, the largest service line within this segment.

Cost of revenues. Cost of revenues increased 15.8 percent to $281.3 million for the three months ended June 30, 2012 compared to $243.0 million for the three months ended June 30, 2011. This increase was due to the variable nature of these expenses. Cost of revenues, as a percentage of revenues, increased in the second quarter of 2012 compared to the second quarter of 2011 due to an increasingly competitive pricing environment and inefficiencies associated with equipment relocation.  These increases were partially offset by favorable variances in the costs of materials and supplies used in providing our services due to changes in job mix and better logistical management compared to the prior year.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the three months ended June 30, 2012 increased 19.9 percent to $43.1 million compared to $36.0 million for the three months ended June 30, 2011.  This increase was primarily due to increases in total employment costs resulting from higher headcount to support higher activity levels and new operational facilities.  Additionally, these costs as a percent of revenues increased slightly to 8.6 percent during the three months ended June 30, 2012 compared to 8.1 percent during the same period in the prior year.

Depreciation and amortization.   Depreciation and amortization totaled $54.0 million for the three months ended June 30, 2012, a 20.2 percent increase, compared to $44.9 million for the quarter ended June 30, 2011.   The increase was due to assets placed in service over the prior twelve months, however, as a percentage of revenues these costs remained relatively stable.

(Loss) gain on disposition of assets, net.  (Loss) on disposition of assets, net was a net loss of $(1.9) million for the three months ended June 30, 2012 compared to a net gain of $78 thousand for the three months ended June 30, 2011.  The (loss) gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which requires early dispositions, or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other expense, net was $(880) thousand for the three months ended June 30, 2012 compared to other expense, net of $(10) thousand for the same period in the prior year. Other (expense) income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan.

 Interest expense and interest income.  Interest expense was $650 thousand for the three months ended June 30, 2012 compared to $998 thousand for the three months ended June 30, 2011.  The decrease in 2012 is due to lower interest rates on our revolving credit facility net of interest capitalized on equipment and facilities under construction partially offset by a higher average debt balance on our revolving credit facility. Interest income was $4 thousand for the three months ended June 30, 2012 and $3 thousand for the three months ended June 30, 2011.

RPC, INC. AND SUBSIDIARIES

Income tax provision.  Income tax provision was $46.1 million during the three months ended June 30, 2012, compared to $45.1 million for the same period in 2011.  The effective tax rate of 38.9 percent for the three months ended June 30, 2012 was slightly higher than the 38.1 percent for the three months ended June 30, 2011.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Revenues.  Revenues for the six months ended June 30, 2012 increased 21.6 percent compared to the six months ended June 30, 2011.  Domestic revenues increased 20.1 percent to $969.8 million compared to the same period in the prior year.  The increases in revenues are due primarily to a larger fleet of revenue-producing equipment and higher activity levels in several service lines. International revenues increased 88.8 percent to $32.8 million for the six months ended June 30, 2012 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas decreased 44.7 percent and the average price of oil decreased 0.5 percent during the six months ended June 30, 2012 as compared to the same period in the prior year.  The average domestic rig count during the six months ended June 30, 2012 was approximately 11.5 percent higher than the same period in 2011.

The Technical Services segment revenues during the six months ended June 30, 2012 increased 22.1 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to an increase in the fleet of revenue-producing equipment and higher activity levels partially offset by lower pricing for our services within this segment.  The Support Services segment revenues during the six months ended June 30, 2012 increased by 15.8 percent compared to the same period in the prior year.  This increase was due primarily to higher activity levels in several of the service lines within this segment.  Operating profit in both the Technical Services segment and Support Services segment improved due to higher revenues.

Cost of revenues. Cost of revenues increased 24.9 percent to $555.1 million for the six months ended June 30, 2012 compared to $444.2 million for the six months ended June 30, 2011. This increase was due to the variable nature of these expenses. Cost of revenues, as a percentage of revenues, increased during the six months ended June 30, 2012 compared to the prior year period due primarily to higher total employment costs and higher maintenance and repair expenses partially offset by favorable variances in the cost of materials and supplies in comparison to the prior year period.

RPC, INC. AND SUBSIDIARIES

Selling, general and administrative expenses.   Selling, general and administrative expenses for the six months ended June 30, 2012 increased 22.3 percent to $88.0 million compared to $72.0 million for the six months ended June 30, 2011.  This increase was primarily due to increases in total employment costs.  These costs as a percent of revenues remained relatively stable during the six months ended June 30, 2012 compared to the same period in the prior year.

Depreciation and amortization.   Depreciation and amortization totaled $105.5 million for the six months ended June 30, 2012, a 25.0 percent increase, compared to $84.4 million for the six months ended June 30, 2011.   The increase was due to assets placed in service over the prior twelve months, however, as a percentage of revenues these costs remained relatively stable.

(Loss) gain on disposition of assets, net.  (Loss) on disposition of assets, net was a net loss of $(3.3) million for the six months ended June 30, 2012 compared to a net gain of $1.5 million for the six months ended June 30, 2011.  The (loss) gain on disposition of assets, net includes gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which requires early dispositions, or sales to customers of lost or damaged rental equipment.

Other income (expense), net. Other income, net was $40 thousand for the six months ended June 30, 2012 compared to other income, net of $324 thousand for the same period in the prior year. Other income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan.

 Interest expense and interest income.  Interest expense was $1.2 million for the six months ended June 30, 2012 compared to $2.1 million for the six months ended June 30, 2011.  The decrease in 2012 is due to lower interest rates on our revolving credit facility net of interest capitalized on equipment and facilities under construction partially offset by a higher average debt balance on our revolving credit facility. Interest income was $9 thousand for the six months ended June 30, 2012 and $7 thousand for the six months ended June 30, 2011.

Income tax provision.  Income tax provision was $96.5 million during the six months ended June 30, 2012, compared to $85.2 million for the same period in 2011.  The effective tax rate of 38.7 percent for the six months ended June 30, 2012 was slightly higher than the 38.0 percent for the six months ended June 30, 2011.

RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2012 were $9.3 million.  The following table sets forth the historical cash flows for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
(In thousands)	2012	2011

Net cash provided by operating activities	$302,134	$170,825
Net cash used for investing activities	(196,203)	(188,559)
Net cash (used for) provided by financing activities	(104,068)	15,889

Cash provided by operating activities for the six months ended June 30, 2012 increased by $131.3 million compared to the comparable period in the prior year. This increase is due primarily to decreases in working capital requirements, higher depreciation expense resulting from capital expenditures, and an increase of $14.3 million in net income for the six months ended June 30, 2012 compared to the same period of 2011.  The decrease in working capital requirements was primarily due to accounts receivables collections partially offset by increased inventory, accounts payable and accrued payroll balances as a result of increased business activity levels.

Cash used for investing activities for the six months ended June 30, 2012 increased by $7.6 million, compared to the six months ended June 30, 2011, primarily as a result of lower proceeds from the sale of assets and a small increase in capital expenditures.

Cash used for financing activities for the six months ended June 30, 2012 increased by $120.0 million primarily as a result of higher net loan repayments during the six months ended June 30, 2012 compared to the prior year as a result of improvements in working capital. Also contributing to the increase is a 70 percent increase in the per share common stock dividend coupled with higher open market share repurchases during the six months ended June 30, 2012 compared to the prior year.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2012 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $350 million revolving credit facility (the “Revolving Credit Agreement”) that matures in August 2015. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $162.0 million at June 30, 2012 and approximately $18.1 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  Accordingly, a total of $169.9 million was available under our facility as of June 30, 2012.  Additional information regarding our Revolving Credit Agreement is included in Note 9 to our Consolidated Financial Statements included in this report.

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

Cash Requirements

The Company currently expects that capital expenditures during 2012 will be approximately $350 million, of which $204.2 million has been spent as of June 30, 2012.  We expect these expenditures for the remainder of 2012 to be primarily directed towards several growth opportunities we have identified, as well as other capitalized improvements.  The actual amount of 2012 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules and can be modified based on market conditions and other factors.

The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statutes that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  During the six months ended June 30, 2012, the Company contributed $3.8 million to the pension plan.  The Company expects to make additional cash contributions of approximately $0.6 million to this plan during the remainder of 2012 to meet its funding objective.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 26,578,125 shares.  The Company repurchased 2,622,250 shares of common stock under the program during the six months ended June 30, 2012 and may repurchase additional outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On July 24, 2012, the Board of Directors approved a $0.08 per share cash dividend payable September 10, 2012 to stockholders of record at the close of business August 10, 2012.   The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

RPC, INC. AND SUBSIDIARIES

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials used to provide services to the Company’s customers.  During 2011 and the first quarter of 2012, the Company incurred higher costs for certain raw materials used in providing its services.  The Company mitigated the risk of further cost increases by securing materials through different sources.  In addition, new sources of several critical raw materials have become available, and we believe that such new sources will continue to be made available during the remainder of 2012 and 2013.  Therefore, several of these cost increases have moderated, and some of these costs have started to decline.  We believe that the costs of these raw materials will remain the same or decline in the near term.  However, no assurance can be given that the costs of these materials will continue to decline or remain the same, because their production is subject to unpredictable changes in global demand and the weather.  The Company has experienced upward wage pressures during 2011 and the first two quarters of 2012, although we believe that these upward wage pressures are declining in the near term as activity levels moderate in the domestic U.S. oilfield.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  During the six months ended June 30, 2012, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling approximately $231,000 compared to $362,000 for the comparable period in 2011.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $624,000 for the six months ended June 30, 2012 and $519,000 for the six months ended June 30, 2011.

RPC, INC. AND SUBSIDIARIES

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on three months notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $42,000 for the six months ended June 30, 2012 and $43,000 for the six months ended June 30, 2011.

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

RPC, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our belief that the growth in our fleet of revenue-producing equipment will be lower in 2012 than in 2011; our plan to continue to focus on international growth opportunities; our expectation for the amount and focus of our capital expenditures during 2012; that the outlook for the price of natural gas remains weak throughout 2012; our encouragement by the growth in oil-directed drilling in unconventional drilling environments and our belief that this type of activity is more robust than natural gas-directed drilling because of the continued high price of oil; our near term plans to increase our relative exposure to unconventional basins in which oil-directed drilling is predominant; our concern about the near -term weakness in the price of natural gas and our customers’ movement from natural gas basins to oil basins and our belief that this will decrease the overall demand for our equipment and services; our belief that further declines in the price of oil may cause our customers to curtail their drilling activities in oil-directed drilling; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our plan to closely manage the amount drawn on our credit facility; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; expectations as to future payment of dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our belief that sources of several critical raw materials will continue to be made available during the remainder of 2012 and 2013 and the cost of several of these raw materials have moderated and that some of these costs have started to decline; our belief that upward wage pressures are declining in the near term; our belief that changes in foreign exchange rates is not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

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

RPC, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of June 30, 2012, there are outstanding interest-bearing advances of $162.0 million on our credit facility which bear interest at a floating rate.  A change in the interest rate of one percent on the outstanding balance of the credit facility at June 30, 2012 would cause a change of $1.6 million in total annual interest costs.

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

As of the end of the period covered by this report, June 30, 2012 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
       Shares repurchased by the Company and affiliated purchases in the second quarter of 2012 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
April 1, 2012 to April 30, 2012	-		$-	-	1,258,948

Month #2
May 1, 2012 to May 31, 2012	14,000	(1)	9.83	14,000	1,244,948

Month #3
June 1, 2012 to June 30, 2012	21,100	(1)	10.00	21,100	1,223,848

Totals	35,100		$9.93	35,100	1,223,848

(1)
The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 26,578,125 shares in the open market.  There were 35,100 shares purchased on the open market during the second quarter of 2012.  Currently the program does not have a predetermined expiration date.

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

RPC, INC.

/s/ Richard A. Hubbell
Date: August 2, 2012	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: August 2, 2012	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)