Form 10-Q
period 2012-09-30
RPC INC
filed 2012-11-01
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, RPC, Inc. had 219,722,141 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES
Table of Contents

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(In thousands)
(Unaudited)

	September 30,	December 31,
	2012	2011
		(Note 1)
ASSETS

Cash and cash equivalents	$11,142	$7,393
Accounts receivable, net	378,156	461,272
Inventories	142,558	100,438
Deferred income taxes	6,357	7,183
Income taxes receivable	3,103	10,805
Prepaid expenses	5,125	8,478
Other current assets	11,063	30,986
Total current assets	557,504	626,555
Property, plant and equipment, net	760,114	675,360
Goodwill	24,093	24,093
Other assets	16,435	12,203
Total assets	$1,358,146	$1,338,211

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$114,094	$122,987
Accrued payroll and related expenses	33,444	33,680
Accrued insurance expenses	6,353	5,744
Accrued state, local and other taxes	11,315	5,066
Income taxes payable	1,553	10,705
Other accrued expenses	202	1,284
Total current liabilities	166,961	179,466
Long-term accrued insurance expenses	10,791	9,000
Notes payable to banks	83,700	203,300
Long-term pension liabilities	22,573	24,445
Other long-term liabilities	3,545	3,480
Deferred income taxes	162,623	155,928
Total liabilities	450,193	575,619
Common stock	21,972	22,119
Retained earnings	898,232	753,119
Accumulated other comprehensive loss	(12,251)	(12,646)
Total stockholders’ equity	907,953	762,592
Total liabilities and stockholders’ equity	$1,358,146	$1,338,211

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues	$472,418	$502,235	$1,475,081	$1,327,025
Cost of revenues	271,401	279,936	826,479	724,179
Selling, general and administrative expenses	43,016	37,190	131,058	109,203
Depreciation and amortization	54,082	46,476	159,602	130,906
Loss on disposition of assets, net	1,551	4,179	4,859	2,690
Operating profit	102,368	134,454	353,083	360,047
Interest expense	(441)	(887)	(1,687)	(2,964)
Interest income	16	9	25	16
Other income (expense), net	1,104	(906)	1,144	(582)
Income before income taxes	103,047	132,670	352,565	356,517
Income tax provision	37,007	49,559	133,510	134,717
Net income	$66,040	$83,111	$219,055	$221,800

Earnings per share
Basic	$0.31	$0.38	$1.02	$1.02
Diluted	$0.30	$0.38	$1.01	$1.01

Dividends per share	$0.08	$0.05	$0.24	$0.15

Average shares outstanding
Basic	215,151	217,910	215,211	217,752
Diluted	216,645	220,299	216,819	220,433

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income	$66,040	$83,111	$219,055	$221,800

Other comprehensive income (loss), net of taxes:
Pension adjustment	106	73	318	221
Cash flow hedge	—	115	—	387
Foreign currency translation	213	(415)	195	(289)
Unrealized gain(loss) on securities
and reclassification adjustments	3	(186)	(118)	(326)
Comprehensive income	$66,362	$82,698	$219,450	$221,793

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(In thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
			Capital in Excess of Par Value	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance, December 31, 2011	221,188	$22,119	$—	$753,119	$(12,646)	$762,592
Stock issued for stock incentive
plans, net	1,106	110	6,413	—	—	6,523
Stock purchased and retired	(2,009)	(201)	(9,053)	(21,319)	—	(30,573)
Net income	—	—	—	219,055	—	219,055
Pension adjustment, net of taxes	—	—	—	—	318	318
Foreign currency translation,
net of taxes	—	—	—	—	195	195
Unrealized loss on securities,
net of taxes	—	—	—	—	(118)	(118)
Dividends declared	—	—	—	(52,623)	—	(52,623)
Excess tax benefits for share-
based payments	—	—	2,584	—	—	2,584
Three-for-two stock split	(563)	(56)	56	—	—	—
Balance, September 30, 2012	219,722	$21,972	$—	$898,232	$(12,251)	$907,953

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$219,055	$221,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	159,090	130,834
Stock-based compensation expense	5,904	5,423
Loss on disposition of assets, net	4,859	2,690
Deferred income tax provision	7,294	57,587
Excess tax benefits for share-based payments	(2,584)	(3,434)
(Increase) decrease in assets:
Accounts receivable	83,234	(143,422)
Income taxes receivable	10,286	18,311
Inventories	(41,961)	(29,319)
Prepaid expenses	3,353	1,937
Other current assets	19,721	(13,281)
Other non-current assets	(4,233)	576
Increase (decrease) in liabilities:
Accounts payable	4,394	54,500
Income taxes payable	(9,152)	(1,803)
Accrued payroll and related expenses	(236)	4,197
Accrued insurance expenses	609	900
Accrued state, local and other taxes	6,249	3,151
Other accrued expenses	(1,097)	1,008
Pension liabilities	(1,371)	382
Accrued insurance expenses	1,791	400
Other non-current liabilities	65	478
Net cash provided by operating activities	465,270	312,915

INVESTING ACTIVITIES
Capital expenditures	(273,801)	(305,729)
Proceeds from sale of assets	11,873	18,897
Net cash used for investing activities	(261,928)	(286,832)

FINANCING ACTIVITIES
Payment of dividends	(52,623)	(32,501)
Borrowings from notes payable to banks	606,550	610,450
Repayments of notes payable to banks	(726,150)	(590,900)
Debt issue costs for notes payable to banks	-	(415)
Excess tax benefits for share-based payments	2,584	3,434
Cash paid for common stock purchased and retired	(30,224)	(18,857)
Proceeds received upon exercise of stock options	270	641
Net cash used for provided by financing activities	(199,593)	(28,148)

Net increase (decrease) in cash and cash equivalents	3,749	(2,065)
Cash and cash equivalents at beginning of period	7,393	9,035
Cash and cash equivalents at end of period	$11,142	$6,970

Supplemental cash flows disclosure:
Interest paid, net of amount capitalized	$1,353	$2,704
Income taxes paid, net	$125,441	$61,172
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$19,369	$24,772

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

A group that includes the Company’s Chairman of the Board, R. Randall Rollins, and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

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

Recently Adopted Accounting Pronouncements:

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.   The amendments in this codification permit an entity to first assess qualitative factors to determine whether it is “more likely than not” that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30.  An entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period, proceeding directly to performing the quantitative impairment test and resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption being permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if an entity’s financial statements for the most recent annual or interim period have not been issued.  The Company intends to adopt these provisions in the fourth quarter of 2012 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

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

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share data )	2012	2011	2012	2011
Net income available for stockholders:	$66,040	$83,111	$219,055	$221,800
Less: Dividends paid	(17,540)	(11,715)	(52,623)	(32,501)
Undistributed earnings	$48,500	$71,396	$166,432	$189,299

Basic shares outstanding:
Common stock	210,627	213,390	210,664	213,191
Restricted shares of common stock	4,524	4,520	4,547	4561
	215,151	217,910	215,211	217,752
Diluted shares outstanding:
Common stock	210,627	213,390	210,664	213,191
Dilutive effect of options	1,494	2,389	1,608	2,681
	212,121	215,779	212,272	215,872
Restricted shares of common stock	4,524	4,520	4,547	4,561
	216,645	220,299	216,819	220,433
Basic earnings per share:
Common stock:
Distributed earnings	$0.08	$0.05	$0.24	$0.15
Undistributed earnings	0.23	0.33	0.78	0.87
	$0.31	$0.38	$1.02	$1.02
Restricted shares of common stock:
Distributed earnings	$0.07	$0.04	$0.21	$0.12
Undistributed earnings	0.22	0.32	0.75	0.84
	$0.29	$0.36	$0.96	$0.96
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.08	$0.05	$0.24	$0.15
Undistributed earnings	0.22	0.33	0.77	0.86
	$0.30	$0.38	$1.01	$1.01

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK-BASED COMPENSATION

The Company reserved 11,390,625 shares of common stock under its 2004 Stock Incentive Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of September 30, 2012, there were approximately 2,035,394 shares available for grants.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Pre-tax expense	$2,002	1,602	$5,904	5,423
After tax expense	$1,271	1,017	$3,749	3,444

Stock Options

Transactions involving RPC’s stock options for the nine months ended September 30, 2012 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	704,689	$1.31	0.99 years
Granted	-	-	N/A
Exercised	(463,214)	1.34	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding and exercisable at September 30, 2012	241,475	$1.25	0.33 years	$2,569,000

The total intrinsic value of stock options exercised was approximately $5,048,000 during the nine months ended September 30, 2012 and approximately $11,375,000 during the nine months ended September 30, 2011. Tax benefits related to non-qualified stock options exercised totaled $431,000 during the nine months ended September 30, 2012 and $799,000 during the nine months ended September 30, 2011 and were credited to capital in excess of par value and are classified as financing cash flows.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2011	4,440,831	$6.62
Granted	1,146,750	11.69
Vested	(980,140)	5.51
Forfeited	(94,125)	7.85
Non-vested shares at September 30, 2012	4,513,316	$8.12

The total fair value of shares vested during the nine months ended September 30, 2012 was approximately $10,695,000 and during the nine months ended September 30, 2011 was approximately $11,861,000.  Tax benefits for compensation tax deductions in excess of compensation expense for restricted stock totaled approximately $2,153,000 for the nine months ended September 30, 2012 and $2,635,000 for the nine months ended September 30, 2011 and were credited to capital in excess of par value and are classified as financing cash flows.

Other Information

As of September 30, 2012, total unrecognized compensation cost related to non-vested restricted shares was approximately $33,112,000 which is expected to be recognized over a weighted-average period of 3.6 years.  As of September 30, 2012, all of the compensation cost related to stock options has been recognized.

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

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
(in thousands)
Revenues
Technical Services	$436,056	$463,685	$1,359,220	$1,219,823
Support Services	36,362	38,550	115,861	107,202
Total revenues	$472,418	$502,235	$1,475,081	$1,327,025
Operating profit:
Technical Services	$98,708	$127,877	$334,610	$337,302
Support Services	10,004	14,121	36,532	37,210
Corporate	(4,793)	(3,365)	(13,200)	(11,775)
Loss on disposition of assets, net	(1,551)	(4,179)	(4,859)	(2,690)
Total operating profit	$102,368	$134,454	$353,083	$360,047
Interest expense	(441)	(887)	(1,687)	(2,964)
Interest income	16	9	25	16
Other income (expense), net	1,104	(906)	1,144	(582)
Income before income taxes	$103,047	$132,670	$352,565	$356,517

Nine months ended September 30, 2012	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at September 30, 2012	$1,119,339	$187,418	$51,389	$1,358,146
Capital expenditures	230,110	40,668	3,023	273,801
Depreciation and amortization	$136,387	$22,918	$297	$159,602

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVENTORIES

Inventories of $142,558,000 at September 30, 2012 and $100,438,000 at December 31, 2011 consist of raw materials, parts and supplies.

8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011

Service cost	$-	$-	$-	$-
Interest cost	468	479	1,402	1,437
Expected return on plan assets	(462)	(458)	(1,386)	(1,374)
Amortization of net losses	167	116	501	348
Net periodic benefit cost	$173	$137	$517	$411

The Company contributed $4,146,000 to the Retirement Income Plan during the nine months ended September 30, 2012.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $9,111,000 as of September 30, 2012 and $8,251,000 as of December 31, 2011. The SERP assets are reported in non-current other assets on the consolidated balance sheet and changes related to the fair value of these assets are recorded in the consolidated statement of operations as part of other (expense) income, net. Trading gains (losses) related to the SERP assets totaled approximately as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011

Gains (losses), net	$680	$(735)	$860	$(613)

The SERP deferrals and the distributions are recorded in pension liabilities with any change in the fair value recorded as compensation cost.

9.	NOTES PAYABLE TO BANKS

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

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.  The Company was in compliance with these covenants for the nine months ended September 30, 2012.

At September 30, 2012, the Company had outstanding borrowings of $83.7 million under the facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaling $18.1 million; therefore, a total of $248.2 million of the facility was available.

Interest incurred on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
(in thousands except interest rate data)
Interest incurred	$698	$971	$2,452	$3,268
Capitalized interest	$264	$180	$781	$413
Weighted average interest rate	2.5%	2.6%	2.2%	3.0%

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

For the three months ended September 30, 2012, the income tax provision reflects an effective tax rate of 35.9 percent, compared to an effective tax rate of 37.4 percent for the comparable period in the prior year.  For the nine months ended September 30, 2012, the income tax provision reflects an effective tax rate of 37.9 percent, compared to an effective tax rate of 37.8 percent for the comparable period in the prior year.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of September 30, 2012 and December 31, 2011:

	Fair value measurements at September 30, 2012 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$9,111	$-
Available for sale securities	443	-	-

	Fair value measurements at December 31, 2011 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$8,251	$-
Available for sale securities	629	-	-

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding balance on the Revolving Credit Agreement was $83.7 million at September 30, 2012 and $203.3 million at December 31, 2011 which approximated the fair values. The fair value of these borrowings was based on quotes from the lender (level 2 inputs).  The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.  The Company’s risk management objective from time to time is to lock in the interest cash outflows on a portion of the Company’s debt.  As a result, as described in Note 9, the Company entered into an interest rate swap agreement in 2008 on $50 million of debt to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  This agreement terminated on September 8, 2011.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011 is incorporated herein by reference.  Since year end 2011, the Company’s strategy of utilizing a larger fleet of equipment in unconventional basins has continued and we made approximately $274 million in capital expenditures primarily for revenue-producing equipment in support of this strategy.   Because of the declining price of natural gas and the reduction in customer activity levels in natural gas basins, we are now focusing on oil and gas liquid directed basins where customer activity levels are higher.  As a result, we moved equipment fleets and personnel among different operational locations in recent quarters, and will do so in the fourth quarter.  Also due to lower customer activity levels, we have added revenue-producing equipment at a lower rate in 2012 than in 2011, and we anticipate that capital expenditures will be lower in 2012 than in 2011.

During the third quarter of 2012, revenues decreased 5.9 percent to $472.4 million compared to the same period in the prior year.  The decrease in revenues resulted primarily from lower pricing and utilization in many of our service lines partially offset by a slight increase in our fleet of revenue-producing equipment.  International revenues for the third quarter of 2012 increased 41.3 percent to $20.9 million compared to the same period in the prior year.  International revenues reflect primarily increases in customer activity levels in New Zealand, China and Mexico.  We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of revenues as a percentage of revenues increased during the third quarter of 2012 in comparison to the same period of the prior year due to lower pricing for our services and inefficiencies resulting from lower utilization of our equipment and personnel.  These inefficiencies were partially offset by favorable variances in the costs of materials and supplies used in providing our services due to changes in job mix.

Selling, general and administrative expenses as a percentage of revenues increased to 9.1 percent in the third quarter of 2012 compared to 7.4 percent in the same period in the prior year.  This percentage increase was primarily due to increases in headcount related to support staff including those in new and expanding operational locations as well as the relatively fixed nature of these expenses during the short term.

Income before income taxes was $103.0 million for the three months ended September 30, 2012 compared to $132.7 million in the same period of 2011.  The effective tax rate for the three months ended September 30, 2012 was 35.9 percent compared to 37.4 percent in the same period of the prior year. Diluted earnings per share were $0.30 for the three months ended September 30, 2012 compared to $0.38 in the same period of 2011.  Cash flows from operating activities were $465.3 million for the nine months ended September 30, 2012 compared to $312.9 million in the same period of 2011 due primarily to a decrease in working capital and higher depreciation expense. The notes payable to banks decreased to $83.7 million as of September 30, 2012 compared to $203.3 million as of December 31, 2011.

RPC, INC. AND SUBSIDIARIES

Capital expenditures were $273.8 million during the first nine months of 2012. We expect capital expenditures to be approximately $350 million during full year 2012 although this amount will be modified based on market conditions and other factors.  Our capital expenditures for the remainder of 2012 will be directed towards growth opportunities, as well as capitalized maintenance.

Outlook

Drilling activity in the U.S. domestic oilfield, as measured by the rotary drilling rig count, reached its most recent cyclical peak at 2,031 during the third quarter of 2008.  The global recession that began in the fourth quarter of 2007 precipitated the steepest annualized decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the second quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009.  Since June 2009, the rig count has increased by 109 percent to 1,835 early in the third quarter of 2012, although this rig count represents a decline from a 2012 high of 2,008 in the first quarter.  The price of oil fell by 77 percent from $147 per barrel in the third quarter of 2008 to $34 early in 2010. Since that time, the price of oil has increased by approximately 171 percent to approximately $92 per barrel early in the third quarter of 2012.  The price of natural gas fell by 85 percent from approximately $13 per Mcf in the second quarter of 2008 to slightly below $2 per Mcf in the third quarter of 2010.  Since that time, the price of natural gas increased to more than $4 per Mcf during the second quarter of 2011, although it has declined significantly since 2011.  Early in the third quarter of 2012, the price of natural gas was slightly more than $3 per Mcf, and the outlook for the price of natural gas is uncertain throughout the remainder of 2012 and early 2013 and is not expected to improve unless cold weather increases demand for natural gas.  Early in the third quarter of 2012, the natural gas-directed rig count was at its lowest level since the second quarter of 1999, and it is projected to remain low throughout the fourth quarter of 2012.

Unconventional drilling activity, which requires more of RPC’s services than conventional drilling activity, accounted for 72 percent of total U.S. domestic drilling at the end of the third quarter of 2012.  Oil-related drilling activity has also increased over the last several quarters, and during the third quarter of 2012 increased to 74 percent of total domestic drilling, compared to 54 percent in the third quarter of 2011.  We continue to be encouraged by this shift, because the growth in oil-directed drilling is taking place in unconventional drilling environments, and we also believe that this type of activity is more robust than natural gas-directed drilling because of the relatively high price of oil.  Furthermore, this increase in oil-directed drilling can help offset weakness in natural gas-directed drilling.  During recent quarters we moved several equipment fleets from natural gas-directed basins to unconventional basins in which oil-directed drilling is the predominant hydrocarbon production activity.

We continue to monitor the competitive environment.  Increasing activity levels and the service-intensive nature of completion activities in unconventional basins, in which we have a growing presence, have presented opportunities to improve utilization and pricing and to expand our fleet of revenue-producing equipment.  However, the market has recently grown more competitive, as new competitors have entered the domestic oilfield services market and the supply of revenue-producing equipment has increased.  Natural gas-directed drilling activity has fallen to its lowest level in more than 13 years.  We are concerned about the near-term weakness in the price of natural gas and our customers’ movement from natural gas basins to oil basins, because we have operational locations and significant amounts of revenue-producing equipment in natural gas basins and this will decrease the overall demand for our equipment and services.  Also, the natural gas-directed basins are very service-intensive, so customer movement from these areas results in under-utilized revenue-producing equipment.  Although the price of oil is high by historical standards, it has declined by approximately 16 percent during 2012 from a high of $110 in the first quarter to $92 early in the third quarter.  Further declines in the price of oil may cause our customers to curtail their drilling activities in oil-directed drilling.  Our response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor both our discretionary spending and our capital expenditures.  The amount drawn on our credit facility has declined from $162.0 million at the end of the second quarter of 2012 to $83.7 million at the end of the third quarter due to profitable operations, lower capital expenditures for revenue-producing equipment as well as declining working capital requirements due to lower revenues and activity levels during the quarter.  We intend to closely manage the amount drawn on our credit facility.

RPC, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Consolidated revenues [in thousands]	$472,418	$502,235	$1,475,081	$1,327,025
Revenues by business segment [in thousands]:
Technical	$436,056	$463,685	$1,359,220	$1,219,823
Support	36,362	38,550	115,861	107,202

Consolidated operating profit [in thousands]	$102,368	$134,454	$353,083	$360,047
Operating profit by business segment [in thousands]:
Technical	$98,708	$127,877	$334,610	$337,302
Support	10,004	14,121	36,532	37,210
Corporate	(4,793)	(3,365)	(13,200)	(11,775)
(Loss) gain on disposition of assets, net	(1,551)	(4,179)	(4,859)	(2,690)

Percentage cost of revenues to revenues	57.4%	55.7%	56.0%	54.6%
Percentage selling, general & administrative expenses to revenues	9.1%	7.4%	8.9%	8.2%
Percentage depreciation and amortization expense to revenues	11.4%	9.3%	10.8%	9.9%
Average U.S. domestic rig count	1,906	1,949	1,955	1,835
Average natural gas price (per thousand cubic feet (mcf))	$2.87	$4.07	$2.52	$4.19
Average oil price (per barrel)	$92.81	$88.29	$96.24	$95.07

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Revenues.  Revenues for the three months ended September 30, 2012 decreased 5.9 percent compared to the three months ended September 30, 2011.  Domestic revenues decreased 7.4 percent to $451.5 million compared to the same period in the prior year.  The decreases in revenues are due primarily to lower pricing and utilization in many service lines partially offset by a slightly larger fleet of revenue-producing equipment.  International revenues increased 41.3 percent to $20.9 million for the three months ended September 30, 2012 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas decreased 29.5 percent while the average price of oil increased 5.1 percent during the third quarter of 2012 as compared to the same period in the prior year.  The average domestic rig count during the quarter was approximately 2.2 percent lower than the same period in 2011.

The Technical Services segment revenues for the quarter decreased 6.0 percent compared to the same period in the prior year.  Revenues in this segment decreased due primarily to lower pricing for services and lower equipment utilization within this segment partially offset by increased activity from a slightly larger fleet of revenue-producing equipment.  The Support Services segment revenues for the quarter decreased by 5.7 percent compared to the same period in the prior year.  This decrease was due principally to lower activity levels and pricing for services within rental tools, the largest service line within this segment.  Operating profit in the Technical Services segment declined due to lower revenues, lower pricing and lower personnel and equipment utilization.  Operating profit in the Support Services segment declined due to lower revenues impacted by weaker utilization and pricing in our rental tools service line.

RPC, INC. AND SUBSIDIARIES

Cost of revenues. Cost of revenues decreased 3.0 percent to $271.4 million for the three months ended September 30, 2012 compared to $279.9 million for the three months ended September 30, 2011. This decrease was due to the variable nature of these expenses and slightly lower revenues. Cost of revenues, as a percentage of revenues, increased in the third quarter of 2012 compared to the third quarter of 2011 due to lower pricing for our services and inefficiencies resulting from lower utilization of our equipment and personnel.  These inefficiencies were partially offset by favorable variances in the costs of materials and supplies used in providing our services due to changes in job mix compared to the prior year.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the three months ended September 30, 2012 increased 15.7 percent to $43.0 million compared to $37.2 million for the three months ended September 30, 2011.  Additionally, these costs as a percent of revenues increased to 9.1 percent during the three months ended September 30, 2012 compared to 7.4 percent during the same period in the prior year.  This percentage increase was primarily due to increases in headcount related to support staff including those in new or expanding operational locations as well as the fixed nature of these expenses during the short term.

Depreciation and amortization.   Depreciation and amortization totaled $54.1 million for the three months ended September 30, 2012, a 16.4 percent increase, compared to $46.5 million for the quarter ended September 30, 2011.   The increase was due to assets placed in service over the prior twelve months.

Loss on disposition of assets, net.  Loss on disposition of assets, net was $1.6 million for the three months ended September 30, 2012 compared to $4.2 million for the three months ended September 30, 2011.  The loss on disposition of assets, net includes gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which requires early dispositions, or sales to customers of lost or damaged rental equipment.  The decrease in the loss was due to declining activity levels especially in the higher pressure natural gas basins.

Other income (expense), net.  Other income, net was $1.1 million for the three months ended September 30, 2012 compared to other expense, net of $0.9 million for the same period in the prior year. Other (expense) income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan.

 Interest expense and interest income.  Interest expense was $441 thousand for the three months ended September 30, 2012 compared to $887 thousand for the three months ended September 30, 2011.  The decrease in 2012 is due to a lower average debt balance on our revolving credit facility, as well as slightly lower interest rates in the third quarter 2012 compared to the same period in the prior year.  Interest income was $16 thousand for the three months ended September 30, 2012 and $9 thousand for the three months ended September 30, 2011.

Income tax provision.  Income tax provision was $37.0 million during the three months ended September 30, 2012, compared to $49.6 million for the same period in 2011.  The effective tax rate of 35.9 percent for the three months ended September 30, 2012 was lower than the 37.4 percent for the three months ended September 30, 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenues.  Revenues for the nine months ended September 30, 2012 increased 11.2 percent compared to the nine months ended September 30, 2011.  Domestic revenues increased 9.8 percent to $1.4 billion compared to the same period in the prior year.  The increases in revenues are due primarily to a larger fleet of revenue-producing equipment and higher activity levels in several service lines partially offset by lower pricing for our services in several service lines. International revenues increased 67.0 percent to $53.7 million for the nine months ended September 30, 2012 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas decreased 39.8 percent while the average price of oil remained stable with a small increase of 1.2 percent during the nine months ended September 30, 2012 as compared to the same period in the prior year. The average domestic rig count during the nine months ended September 30, 2012 was approximately 6.7 percent higher than the same period in 2011.

The Technical Services segment revenues during the nine months ended September 30, 2012 increased 11.4 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to an increase in the fleet of revenue-producing equipment and higher activity levels partially offset by lower pricing for our services within this segment.  The Support Services segment revenues during the nine months ended September 30, 2012 increased by 8.1 percent compared to the same period in the prior year.  This increase was due primarily to higher activity levels in several of the service lines.  Operating profit in the Technical Services segment declined slightly due to slightly lower personnel and equipment utilization as well as lower pricing.  Operating profit in the Support Services segment declined due to lower utilization and pricing in our rental tools service line.

Cost of revenues. Cost of revenues increased 14.1 percent to $826.5 million for the nine months ended September 30, 2012 compared to $724.2 million for the nine months ended September 30, 2011. This increase was due to the variable nature of these expenses. Cost of revenues, as a percentage of revenues, increased during the nine months ended September 30, 2012 compared to the prior year period due primarily to lower pricing for services and inefficiencies resulting from lower utilization of our equipment and personnel.  These inefficiencies were partially offset by favorable variances in the costs of materials and supplies used in providing our services due to changes in job mix compared to the prior year.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the nine months ended September 30, 2012 increased 20.0 percent to $131.1 million compared to $109.2 million for the nine months ended September 30, 2011.  This increase was primarily due to increases in total employment costs.  These costs as a percent of revenues remained relatively stable during the nine months ended September 30, 2012 compared to the same period in the prior year.

Depreciation and amortization.   Depreciation and amortization totaled $159.6 million for the nine months ended September 30, 2012, a 21.9 percent increase, compared to $130.9 million for the nine months ended September 30, 2011.   The increase was due to assets placed in service over the prior twelve months.  As a percentage of revenues these costs increased slightly during the nine months ended September 30, 2012 compared to the same period in the prior year.

Loss on disposition of assets, net.  Loss on disposition of assets, net was $4.9 million for the nine months ended September 30, 2012 compared to $2.7 million for the nine months ended September 30, 2011.  The loss on disposition of assets, net includes gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which requires early dispositions, or sales to customers of lost or damaged rental equipment.

Other income (expense), net.  Other income, net was $1.1 million for the nine months ended September 30, 2012 compared to other expense, net of $0.6 million for the same period in the prior year.  Other income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan.

 Interest expense and interest income.  Interest expense was $1.7 million for the nine months ended September 30, 2012 compared to $3.0 million for the nine months ended September 30, 2011.  The decrease in 2012 is due to lower interest rates on our revolving credit facility net of interest capitalized on equipment and facilities under construction partially offset by a slightly higher average debt balance on our revolving credit facility. Interest income was $25 thousand for the nine months ended September 30, 2012 and $16 thousand for the nine months ended September 30, 2011.

Income tax provision.  Income tax provision was $133.5 million during the nine months ended September 30, 2012, compared to $134.7 million for the same period in 2011.  The effective tax rate was 37.9 percent for the nine months ended September 30, 2012 and 37.8 percent for the nine months ended September 30, 2011.

RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2012 were $11.1 million.  The following table sets forth the historical cash flows for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
(In thousands)	2012	2011

Net cash provided by operating activities	$465,270	$312,915
Net cash used for investing activities	(261,928)	(286,832)
Net cash used for financing activities	(199,593)	(28,148)

Cash provided by operating activities for the nine months ended September 30, 2012 increased by $152.4 million compared to the comparable period in the prior year. This increase is due primarily to decreases in working capital requirements and higher depreciation expense resulting from capital expenditures for the nine months ended September 30, 2012.  The decrease in working capital requirements was primarily due to a decrease in accounts receivables partially offset by a decrease in accounts payable both due to slowing business activity levels and an increase in inventory of critical supplies used to provide services.

Cash used for investing activities for the nine months ended September 30, 2012 decreased by $24.9 million, compared to the nine months ended September 30, 2011, primarily as a result of lower capital expenditures and lower proceeds from the sale of assets.

Cash used for financing activities for the nine months ended September 30, 2012 increased by $171.4 million primarily as a result of higher net loan repayments during the nine months ended September 30, 2012 compared to the prior year as a result of improvements in working capital. Also contributing to the increase is an approximately 60 percent increase in the per share common stock dividend coupled with higher open market share repurchases during the nine months ended September 30, 2012 compared to the prior year.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2012 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $350 million revolving credit facility (the “Revolving Credit Agreement”) that matures in August 2015.  The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $83.7 million at September 30, 2012 and approximately $18.1 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  Accordingly, a total of $248.2 million was available under our facility as of September 30, 2012.  Additional information regarding our Revolving Credit Agreement is included in Note 9 to our Consolidated Financial Statements included in this report.

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

RPC, INC. AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures during 2012 will be approximately $350 million, of which $273.8 million has been spent as of September 30, 2012.  We expect these expenditures for the remainder of 2012 to be primarily directed towards several growth opportunities we have identified, as well as capitalized maintenance improvements.  The actual amount of 2012 expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules and can be modified based on market conditions and other factors.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes.  The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable.  There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  During the nine months ended September 30, 2012, the Company contributed $4.1 million to the pension plan.  The Company does not expect to make additional cash contributions during the remainder of 2012.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 26,578,125 shares.  The Company repurchased 2,622,250 shares of common stock under the program during the nine months ended September 30, 2012 and may repurchase additional outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On October 23, 2012, the Board of Directors approved a $0.08 per share cash dividend payable December 10, 2012 to stockholders of record at the close of business November 9, 2012.   The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials used to provide services to the Company’s customers.  During 2011 and the first quarter of 2012, the Company incurred higher costs for certain raw materials used in providing its services.  The Company mitigated the risk of further cost increases by securing materials through different sources.  During the second and third quarters of 2012, the market price of one of these critical raw materials declined.  In addition, new sources of several other raw materials have become available, and we believe that such new sources will continue to be made available during the remainder of 2012 and 2013.  Therefore, several of these cost increases have moderated, and some of these costs have started to decline.  We believe that the costs of these raw materials will remain the same or decline in the near term.  However, no assurance can be given that the costs of these materials will continue to decline or remain the same, because their production is subject to unpredictable changes in global demand and the weather.  The Company has experienced upward wage pressures during 2011 and the first three quarters of 2012, although we believe that these upward wage pressures are declining in the near term as activity levels moderate in the domestic U.S. oilfield.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RPC, INC. AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship.  A detailed discussion of the various agreements in effect is contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  During the nine months ended September 30, 2012, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling approximately $383,000 compared to $500,000 for the comparable period in 2011.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $1,134,000 for the nine months ended September 30, 2012 and $915,000 for the nine months ended September 30, 2011.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on three months notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $63,000 for the nine months ended September 30, 2012 and $83,000 for the nine months ended September 30, 2011.

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

RPC, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our belief that the growth in our fleet of revenue-producing equipment will be lower in 2012 than in 2011; our plan to continue to focus on international growth opportunities; our expectation for the amount and focus of our capital expenditures during 2012; that the outlook for the price of natural gas is uncertain for the remainder of 2012 and early 2013; projections for natural gas-directed rig counts remain low in 2012; our encouragement by the growth in oil-directed drilling in unconventional drilling environments and our belief that this type of activity is more robust than natural gas-directed drilling because of the continued high price of oil; our near term plans to increase our relative exposure to unconventional basins in which oil-directed drilling is predominant; our concern about the near -term weakness in the price of natural gas and our customers’ movement from natural gas basins to oil basins and our belief that this will decrease the overall demand for our equipment and services; our belief that further declines in the price of oil may cause our customers to curtail their drilling activities in oil-directed drilling; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our plan to closely manage the amount drawn on our credit facility; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; expectations as to future payment of dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our belief that sources of several critical raw materials will continue to be made available during the remainder of 2012 and 2013 and the cost of several of these raw materials have moderated and that some of these costs have started to decline; our belief that upward wage pressures are declining in the near term; our belief that changes in foreign exchange rates is not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of September 30, 2012, there are outstanding interest-bearing advances of $83.7 million on our credit facility which bear interest at a floating rate.  A change in the interest rate of one percent on the outstanding balance of the credit facility at September 30, 2012 would cause a change of $0.8 million in total annual interest costs.

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

As of the end of the period covered by this report, September 30, 2012 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
       Shares repurchased by the Company and affiliated purchases in the third quarter of 2012 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1

July 1, 2012 to July 31, 2012	63,288	(2)	$11.84	-	1,223,848

Month #2

August 1, 2012 to August 31, 2012	6,873	(2)	13.81	-	1,223,848

Month #3
September 1, 2012 to September 30, 2012	-		-	-	1,223,848

Totals	70,161		$12.03	-	1,223,848
(1)

The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 26,578,125 shares in the open market. There were no shares purchased on the open market during the third quarter of 2012. Currently the program does not have a predetermined expiration date.

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

RPC, INC.
/s/ Richard A. Hubbell
Date: November 1, 2012	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 1, 2012	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)