Form 10-K
period 2012-12-31
RPC INC
filed 2013-03-01
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $729,064,469 based on the closing price on the New York Stock Exchange on June 30, 2012 of $11.89 per share.

RPC, Inc. had 220,641,730 shares of Common Stock outstanding as of February 15, 2013.

Documents Incorporated by Reference
Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.  Forward-looking statements made elsewhere in this report include without limitation statements regarding our belief that sources of supply for various of our raw materials are adequate; our belief that the long-term prospects for our business are favorable due to the continued demand for hydrocarbons; our beliefs regarding natural gas prices, production levels and drilling activities; our belief that we will not enter into many additional contractual agreements to provide services to support drilling and completion programs during 2013; our belief that oil-directed drilling will continue to represent the majority of the total drilling rig count in the immediate future; our expectation to continue to focus on the development of international business opportunities in current and other international markets; our ability to obtain other customers in the event of a loss of our largest customers; the adequacy of our insurance coverage; the impact of lawsuits, legal proceedings and claims on our business and financial condition; our expectation to continue to pay cash dividends to the common stockholders subject to the earnings and financial condition of the Company and other relevant factors; our intention to increase our presence in areas in which drilling activity is directed towards oil; our belief that the U.S. domestic rig count may increase in 2013 but any increases are likely to be modest; our expectation of higher financial returns in domestic markets; our expectation regarding customer activity levels; our beliefs regarding competitive factors; our expectation that our debt covenants will not restrict our planned activities; our expectation that natural gas prices will remain low; our expectations regarding labor costs; our belief that the trend of an increased percentage of oil-directed drilling and a decreased percentage of gas-directed drilling will continue in the near term; our expectation that our consolidated revenues and financial performance will improve in 2013 compared to 2012; our ability to maintain sufficient liquidity and a conservative capital structure; our belief about the amount of the contribution to the defined benefit pension plan in 2013; our ability to fund capital requirements in the future; the estimated amount of our capital expenditures and contractual obligations for future periods; estimates made with respect to our critical accounting policies; and the effect of new accounting standards.

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

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets.  The services and equipment provided include, among others, (1) pressure pumping services, (2) downhole tool services (3) coiled tubing services, (4) snubbing services (also referred to as hydraulic workover services), (5) nitrogen services, (6) the rental of drill pipe and other specialized oilfield equipment, and (7) well control. RPC acts as a holding company for its operating units, Cudd Energy Services, Patterson Rental and Fishing Tools, Bronco Oilfield Services, Thru Tubing Solutions, Well Control School, and others.  As of December 31, 2012, RPC had approximately 3,600 employees.

Business Segments

RPC’s service lines have been aggregated into two reportable oil and gas services business segments, Technical Services and Support Services, because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels.

During 2012, approximately one percent of RPC’s consolidated revenues were generated from offshore operations in the U.S. Gulf of Mexico.  In addition, approximately one percent of RPC’s consolidated revenues were generated from offshore operations in the offshore territory of New Zealand.  We also estimate that 57 percent of our 2012 revenues were related to drilling and production activities for oil, and 43 percent were related to drilling and production activities for natural gas.

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

Technical Services

The following is a description of the primary service lines conducted within the Technical Services business segment:

Pressure Pumping. Pressure pumping services, which accounted for approximately 53 percent of 2012 revenues, 55 percent of 2011 revenues and 48 percent of 2010 revenues are provided to customers throughout Texas, and the Appalachian and mid-continent and Rocky Mountain regions of the United States.  We primarily provide these services to customers in order to enhance the initial production of hydrocarbons in formations that have low permeability.  Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in the pressure pumping business include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

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

Downhole Tools. Thru Tubing Solutions (“TTS”) accounted for approximately 14 percent of 2012 revenues and 12 percent of 2011 and 2010 revenues.  TTS provides services and proprietary downhole motors, fishing tools and other specialized downhole tools and processes to operators and service companies in drilling and production operations, including casing perforation at the completion stage of an oil or gas well.  The services that TTS provides are especially suited for unconventional drilling and completion activities.  TTS’ experience providing reliable tool services allows it to work in a pressurized environment with virtually any coiled tubing unit or snubbing unit.

Coiled Tubing. Coiled tubing services, which accounted for approximately 11 percent of 2012 and  2011 revenues, and 10 percent of 2010 revenues, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations and more recently to facilitate completion of horizontal wells. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig.  Increasingly, coiled tubing units are also used to support completion activities in directional and horizontal wells.  Such completion activities usually require multiple entrances in a wellbore in order to complete multiple fractures in a pressure pumping operation.  A coiled tubing unit can accomplish this type of operation because its flexibility allows it to be steered in a direction other than vertical, which is necessary in this type of wellbore.  At the same time, the strength of the coiled tubing string allows various types of tools or motors to be conveyed into the well effectively.  The uses for coiled tubing in directional and horizontal wells have been enhanced by improved fabrication techniques and higher-diameter coiled tubing which allows coiled tubing units to be used effectively over greater distances, thus allowing them to function in more of the completion activities currently taking place in the U.S. domestic market. There are several manufacturers of flexible steel pipe used in coiled tubing services, and the Company believes that its sources of supply are adequate.

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for approximately four percent of 2012 and 2011 revenues, and five percent of 2010 revenues, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure on the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing rig can perform many applications at a lower cost than other alternatives. Because this service involves a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relative few operators who have the experience and knowledge required to perform such services safely and efficiently. Increasingly, snubbing units are used for unconventional completions at the outer reaches of long wellbores which cannot be serviced by coiled tubing because coiled tubing has a more limited range than drill pipe conveyed by a snubbing unit.

Nitrogen. Nitrogen accounted for approximately four percent of 2012 and 2011 revenues, and five percent of 2010 revenues.  There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications.  Increasingly, it is used as a displacement medium to increase production in older wells in which production has depleted. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service line. In addition, nitrogen can be complementary to our snubbing and coiled tubing service lines, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service line as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer’s well.

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

Well Control. Cudd Energy Services specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires, domestically and internationally. In connection with these services, Cudd Energy Services, along with Patterson Services, has the capacity to supply the equipment, expertise and personnel necessary to restore affected oil and gas wells to production. During the past several years, the Company has responded to well control situations in several international locations including Algeria, Argentina, Australia, Bolivia, Canada, Colombia, Egypt, Kuwait, Libya, Mexico, Qatar, Taiwan, Trinidad, Turkmenistan, Tanzania, Abu Dhabi and Venezuela.

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

Support Services

The following is a description of the primary service lines conducted within the Support Services business segment:

Rental Tools. Rental tools accounted for approximately five percent of 2012 revenues, six percent of 2011 revenues and eight percent of 2010 revenues.  The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular inventories with rental items instead of owning a complete inventory. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in the Gulf of Mexico, mid-continent region, Appalachian region and the Rocky Mountains.

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

Industry

United States. RPC provides its services to its domestic customers through a network of facilities strategically located to serve oil and gas drilling and production activities of its customers in the Gulf of Mexico, the mid-continent, the southwest, the Rocky Mountains and the Appalachian regions. Demand for RPC’s services in the U.S. tends to be extremely volatile and fluctuates with current and projected price levels of oil and natural gas and activity levels in the oil and gas industry. Customer activity levels are influenced by their decisions about capital investment toward the development and production of oil and gas reserves.

Due to aging oilfields and lower-cost sources of oil internationally, the drilling rig count in the U.S. has declined by approximately 61 percent from its peak in 1981.  However, due to recently enhanced technology, more wells are being drilled, and these wells are increasingly productive.  For these reasons, the domestic production of natural gas has risen to record levels, and the domestic production of crude oil is at the highest level since 1993.  Oil and gas industry activity levels have historically been volatile, experiencing multiple cycles, including down cycle troughs in 1986, 1992, 1999 (with April 1999 recording the lowest U.S. drilling rig count in the industry’s history), 2002 and again in 2009.

The rig count during the peak of the most recent cycle occurred at the end of the third quarter of 2008, and began to decline sharply during the fourth quarter of 2008.  U.S. domestic drilling activity declined by 57 percent from the third quarter of 2008 to the second quarter of 2009, which was the steepest annualized decline rate in the industry’s history. Between the second quarter of 2009 and the fourth quarter of 2011, U.S. domestic drilling activity increased by 129 percent before declining gradually throughout the remainder of 2011 and 2012.  At the end of 2012, the U.S. domestic rig count was approximately 100 percent higher than the cyclical trough recorded during the second quarter of 2009.

The fluctuations in domestic drilling activity since 2008 are consistent with the changes in the prices of oil and natural gas, the overall economic recovery following the recession in 2008 and 2009, and the financial returns from drilling in unconventional shale plays during the past several years.  During 2012 the average price of natural gas decreased by approximately 31 percent and the price of benchmark natural gas liquids decreased by approximately 31 percent compared to prior year.  The average price of oil decreased by less than one percent during 2012 compared to 2011.  The current high price of oil has increased the attractiveness of drilling for oil and petroleum liquids in several unconventional basins in the U.S. domestic market, while recent prices of natural gas have resulted in declining activities in natural gas directed basins.  During 2012, oil-directed drilling activity increased, almost completely offsetting the decrease in natural gas-directed drilling that occurred during the year.  The price of natural gas liquids has become an increasingly important determinant of our customers’ activity levels, since it is produced in many of the shale resource plays which also produce oil, and production of various natural gas liquids has increased to a level comparable to that of natural gas.  The price of benchmark natural gas liquids peaked during the third quarter of 2008, and declined by approximately 69 percent during the third and fourth quarters of 2008.  Thereafter, the price of benchmark natural gas liquids climbed steadily until the third quarter of 2011, but declined by 45 percent by the end of 2012.   Although the price of natural gas remains low and natural gas-directed drilling activity has declined to its lowest level in almost 14 years, we continue to believe in the long-term growth opportunities for our business due to the continued high demand for hydrocarbons. Futhermore, we note that the techniques used to extract oil and natural gas in the U.S. domestic market increasingly require the types of services that RPC provides to its customers.

From 2001 to 2009, gas drilling rigs represented over 80 percent of the drilling rig count.  In 2010, the percentage of drilling rigs drilling for natural gas began to decline, and by the end of 2012 represented only approximately 24 percent of total drilling activity.  Although the demand for natural gas has remained stable, the price of natural gas has remained low in recent years due to increased domestic reserves and productivity of new wells.  The price of natural gas has risen slightly early in 2013, but remains too low to attract renewed natural gas drilling in unconventional shale plays.  In spite of declining drilling activity, U.S. natural gas production reached a record level early in 2013, so we expect that natural gas prices will remain low until supply and demand fundamentals align.  In contrast, the price of oil remains high, and producers are exploiting resource plays that are economical at current high oil prices.  The long-term demand outlook for natural gas is still favorable because, unlike oil, foreign imports of natural gas do not compete with domestic production to a meaningful degree. This lack of foreign competition tends to keep prices high enough to ensure that domestic drilling and production will continue at certain minimum levels.  Because of these factors, we anticipate that oil-directed drilling will continue to represent the majority of the total drilling rig count for the immediate future.

There are certain types of wells being drilled in the U.S. domestic market for which there is a higher demand for RPC’s services.  Known as either directional or horizontal wells, these wells are more difficult and costly to complete. They have become an increasingly large percentage of the U.S. domestic market, and since the third quarter of 2008, have consistently comprised the majority of U.S. domestic drilling.  Because they are drilled through a typically narrow and relatively impermeable formation such as shale, they require additional stimulation when they are completed. Also, many of these formations require high pumping rates of stimulation fluids under high pressures, which in turn requires a great deal of pressure pumping horsepower to complete the well.  Furthermore, since they are not drilled in a straight vertical direction from the Earth’s surface, they require tools and drilling mechanisms that are flexible, rather than rigid, and can be steered once they are downhole.  Specifically, these types of wells require RPC’s pressure pumping and coiled tubing services, as well as our downhole tools and services.

International. RPC has historically operated in several countries outside of the United States, although international revenues have never accounted for more than 10 percent of total revenues.  RPC’s equipment investments over the last several years have emphasized domestic rather than international expansion because of higher expected financial returns.  International revenues for 2012 increased compared to 2011 due to higher customer activity levels in Canada, China, Mexico and New Zealand, and in the aggregate accounted for approximately four percent of consolidated RPC revenues.  International revenues in 2012 compared to 2011 decreased in Australia, Gabon and Saudi Arabia.  During 2012, RPC provided snubbing, well control and oilfield training services in several countries including China, Gabon and New Zealand.  We also provided downhole motors and tools in Canada, Mexico, China and Tunisia.  We continue to focus on the selective development of international opportunities in these and other markets, although we believe that it will continue to be less than 10 percent of total revenues in 2013.

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

Growth Strategies

RPC’s primary objective is to generate excellent long-term returns on investment through the effective and conservative management of its invested capital to generate strong cash flow.  This objective continues to be pursued through strategic investments and opportunities designed to enhance the long-term value of RPC while improving market share, product offerings and the profitability of existing businesses.  Growth strategies are focused on selected customers and markets in which we believe there exist opportunities for higher growth, customer and market penetration, or enhanced returns achieved through consolidations or through providing proprietary value-added products and services.  RPC intends to focus on specific market segments in which it believes that it has a competitive advantage and on potential large customers who have a long-term need for our services in markets in which we operate.

RPC seeks to expand its service capabilities through a combination of internal growth, acquisitions, joint ventures and strategic alliances.  Because of the fragmented nature of the oil and gas services industry, RPC believes a number of acquisition opportunities exist.  However, the favorable long-term outlook for our industry and the strong historical profitability of many potential acquisitions has encouraged potential sellers of businesses to expect high prices for their businesses.  Due to these high valuations and the potential difficulty of integrating acquired businesses into our existing operations, we believe we generate better returns on investments growing organically in service lines and geographic locations in which we have experience and presence.  We will continue to be selective in pursuing growth through acquisitions of existing businesses.

RPC has a revolving credit facility to fund the purchase of revenue-producing equipment and other working capital requirements.  At December 31, 2012, this facility had a remaining term of almost three years.   We have pursued this capital source because of the high returns on investment that have been generated by many of our service lines during the previous several years, and because of the low cost and ready availability of debt capital. During 2011 and the first two quarters of 2012, we purchased additional revenue-producing equipment to support high industry activity levels.  Our scheduled purchases of equipment declined during the third and fourth quarters of 2012 as industry activity levels declined, pricing for our services became increasingly competitive, and the anticipated near-term financial returns of a larger fleet of revenue-producing equipment also declined.  The outstanding balance on our credit facility at the end of 2012 was lower than at the end of the prior year due to a reduction in capital expenditures and working capital, and our level of debt continues to be conservative compared to a number of our peers.

Customers

Demand for RPC’s services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies.  During 2012, RPC provided oilfield services to several hundred customers, none of which accounted for more than 10 percent of revenues.

Sales are generated by RPC’s sales force and through referrals from existing customers.  Over the past three years we have entered into several agreements, with terms beyond one year, to provide services to certain domestic customers.  We monitor closely the financial condition of these customers, their capital expenditure plans, and other indications of their drilling and completion activities.  Due to the short lead time between ordering services or equipment and providing services or delivering equipment, there is no significant sales backlog in most of our service lines.

Competition

RPC operates in highly competitive areas of the oilfield services industry.  Our products and services are sold in highly competitive markets, and the revenues and earnings generated are affected by changes in prices for our services, fluctuations in the level of customer activity in major markets, general economic conditions and governmental regulation.  RPC competes with many large and small oilfield industry competitors, including the largest integrated oilfield services companies.  Strong oilfield activity during the past several years and the availability of capital have encouraged several new, smaller companies to seek debt and equity capital and accelerate their growth rates.  The presence of these new competitors has increased competitive pricing pressures as domestic oilfield activity has moderated during the third and fourth quarters of 2012.  RPC believes that the principal competitive factors in the market areas that it serves are product availability and quality of our equipment and raw materials used to provide our services, service quality, reputation for safety and technical proficiency, and price.

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

RPC both owns and leases regional and district facilities from which its oilfield services are provided to land-based and offshore customers. RPC’s principal executive offices in Atlanta, Georgia are leased. The Company has two primary administrative buildings, one it leases in The Woodlands, Texas that includes the Company’s operations, engineering, sales and marketing headquarters, and one it owns in Houma, Louisiana that includes certain administrative functions. RPC believes that its facilities are adequate for its current operations.  For additional information with respect to RPC’s lease commitments, see Note 9 of the Notes to Consolidated Financial Statements.

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

At times our business has had a concentration of one or more major customers.  Although in 2012 none of our customers exceeded 10 percent of our total revenues, in 2011, one of our customers accounted for approximately 12 percent of our total revenues, while in 2010, one of our customers accounted for approximately 15 percent of our total revenues.  In addition, no customer accounted for more than ten percent of accounts receivable as of December 31, 2012, and one customer accounted for approximately 19 percent of accounts receivable as of December 31, 2011. This reliance on a large customer for a significant portion of our total revenues could expose us to the risk that the loss or reduction in revenues from this customer, which could occur unexpectedly, could have a material and disproportionate adverse impact upon our revenues and operating results.

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

Our operations may be adversely affected if we are unable to comply with regulations and environmental laws.

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

Compliance with federal and state regulations relating to hydraulic fracturing could increase our operating costs, cause operational delays, and could reduce or eliminate the demand for our pressure pumping services.

RPC’s pressure pumping services are the subject of increasing federal, state and local regulatory oversight.  This scrutiny is prompted in part by public concern regarding the potential impact on drinking and ground water and other environmental issues arising from the growing use of hydraulic fracturing.  Among these regulatory entities is the White House Council on Environmental Quality, which is coordinating a review of hydraulic fracturing practices.  In addition, a committee of the United States House of Representatives has investigated hydraulic fracturing practices and publicized information regarding the materials used in hydraulic fracturing.  The U.S. Environmental Protection Agency has also undertaken a study of the environmental impact of hydraulic fracturing practices, and is expected to issue its findings by 2014.  One of the results of this scrutiny has been to require disclosure of materials used in hydraulic fracturing on certain public lands.  We are unable to predict whether this scrutiny and any resulting regulatory change will impact our business through increased operational costs, operational delays, or a reduction in demand for hydraulic fracturing services.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

RPC owns or leases approximately 100 offices and operating facilities. The Company leases approximately 18,600 square feet of office space in Atlanta, Georgia that serves as its headquarters, a portion of which is allocated and charged to Marine Products Corporation.  See “Related Party Transactions” contained in Item 7.  The lease agreement on the headquarters is effective through October 2020.  RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs.  Descriptions of the major facilities used in our operations are as follows:

Owned Locations

Conway, Arkansas  — Operations, maintenance and equipment storage yards

Elk City, Oklahoma — Operations, sales and equipment storage yards

Houma, Louisiana — Administrative office

Houston, Texas — Pipe storage terminal and inspection sheds

Kilgore, Texas — Operations, sales and equipment storage yards

Lafayette, Louisiana — Operations, sales and equipment storage yards

Rock Springs, Wyoming — Operations, sales and equipment storage yards

Williston, North Dakota — Operations, sales and equipment storage yards

Leased Locations

Canton, Pennsylvania — Pumping services facility

Hobbs, New Mexico — Pumping services facility

The Woodlands, Texas — Operations, sales and administrative office

Odessa, Texas — Operations, sales and equipment storage yards

Oklahoma City, Oklahoma — Operations, sales and administrative office

San Antonio, Texas — Operations, sales and equipment storage yards

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

Item 4. Mine Safety Disclosures

The information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-K.

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	81	1/24/84
Chairman of the Board

Richard A. Hubbell (2)	68	4/22/03
President and Chief Executive Officer

Linda H. Graham (3)	76	1/27/87
Vice President and Secretary

Ben M. Palmer (4)	52	7/8/96
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES.  As of  February 15, 2013 there were 220,641,730 shares of common stock outstanding and approximately 8,400 beneficial holders of our common stock.  The following table sets forth the high and low prices of RPC’s common stock and dividends paid for each quarter in the years ended December 31, 2012 and 2011:

	2012			2011
Quarter	High	Low	Dividends	High	Low	Dividends
First	$14.03	$9.31	$0.080	$17.15	$10.55	$0.047
Second	11.95	8.75	0.080	19.37	13.21	0.047
Third	14.64	11.04	0.080	18.21	11.53	0.052
Fourth	12.70	10.45	0.280	14.88	9.47	0.067

On January 22, 2013 RPC’s Board of Directors approved a $0.10 per share cash dividend, payable March 8, 2013 to stockholders of record at the close of business on February 8, 2013.    The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

Shares repurchased in the fourth quarter of 2012 are outlined below.
Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2012 to October 31, 2012	-		$-	-	1,223,848
November 1, 2012 to November 30, 2012	2,090	(1)	11.10	-	1,223,848
December 1, 2012 to December 31, 2012	412		12.09	-	1,223,848
Totals	2,502	(1)	$11.26	-	1,223,848
(1)	Consists of shares repurchased by the Company in connection with option exercises.

The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 26,578,125 shares in the open market.  There were no shares repurchased as part of this program during the fourth quarter of 2012.  Currently the program does not have a predetermined expiration date.

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

The Company was a component of the Russell 1000 during 2012.  The Russell 1000 is a stock index representing large capitalization U.S. stocks with high historical growth in revenues and earnings.  The components of the index had a weighted average market capitalization in 2012 of $98.9 billion, and a median market capitalization of $5.6 billion. The Russell 1000 was chosen because it represents companies with comparable market capitalizations to the Company, and because the Company is a component of the index.  The performance of the Russell 2000 Index (“Russell 2000”) is also included in the following graph because the Company was previously a component of the Russell 2000 and the performance of the Russell 2000 was formerly included in the following graph.  The OSX is a stock index of 15 companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services.  The Company is not a component of the OSX, but this index was chosen because it represents a large group of companies that provide the same or similar products and services as the Company.  The companies included in the Peer Group are Weatherford International, Inc., Basic Energy Services, Inc., Superior Energy Services, Inc., and Halliburton Company.  The companies included in the Peer Group have been weighted according to each respective issuer’s stock market capitalization at the beginning of each year.

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

STATEMENT OF OPERATIONS DATA:

Years Ended December 31,	2012	2011	2010	2009	2008
	(in thousands, except employee and per share amounts)
Revenues	$1,945,023	$1,809,807	$1,096,384	$587,863	$876,977
Cost of revenues	1,105,886	992,704	606,098	393,806	503,631
Selling, general and administrative expenses	175,749	151,286	121,839	97,672	117,140
Depreciation and amortization	214,899	179,905	133,360	130,580	118,403
Loss (gain) on disposition of assets, net	6,099	3,831	(3,758)	(1,143)	(6,367)
Operating profit (loss)	442,390	482,081	238,845	(33,052)	144,170
Interest expense	(1,976)	(3,453)	(2,662)	(2,176)	(5,282)
Interest income	30	18	46	147	73
Other income (expense), net	2,175	169	1,303	1,582	(1,176)
Income (loss) before income taxes	442,619	478,815	237,532	(33,499)	137,785
Income tax provision (benefit)	168,183	182,434	90,790	(10,754)	54,382
Net income (loss)	274,436	$296,381	$146,742	$(22,745)	$83,403
Earnings (loss) per share :
Basic	$1.28	$1.36	$0.67	$(0.11)	$0.38
Diluted	$1.27	$1.35	$0.67	$(0.11)	$0.38
Dividends paid per share	$0.520	$0.213	$0.094	$0.099	$0.107
OTHER DATA:
Operating margin percent	22.7%	26.6%	21.8%	(5.6)%	16.4%
Net cash provided by operating activities	$559,933	$386,007	$168,657	$168,740	$177,320
Net cash used for investing activities	(315,838)	(391,637)	(171,769)	(61,144)	(158,953)
Net cash (used for) provided by financing activities	(237,325)	3,988	7,658	(106,144)	(21,668)
Depreciation and amortization	214,899	179,905	133,360	130,580	118,403
Capital expenditures	$328,936	$416,400	$187,486	$67,830	$170,318
Employees at end of period	3,600	3,400	2,500	1,980	2,532
BALANCE SHEET DATA AT END OF YEAR:
Accounts receivable, net	$387,530	$461,272	$294,002	$130,619	$210,375
Working capital	403,316	447,089	281,174	151,681	200,494
Property, plant and equipment, net	756,326	675,360	453,017	396,222	470,115
Total assets	1,367,163	1,338,211	887,871	649,043	793,461
Long-term debt	107,000	203,300	121,250	90,300	174,450
Total stockholders’ equity	$899,232	$762,592	$538,895	$409,723	$449,084

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

Current industry conditions are characterized by natural gas prices which have gradually increased following declines in 2011 and the first two quarters of 2012, but which remain too low to encourage natural gas drilling activity in the U.S. domestic market.  In the first quarter of 2013, U.S. natural gas drilling activity was at its lowest level since the second quarter of 1999.  Furthermore, U.S. natural gas production reached historical highs during the fourth quarter of 2012, in spite of declining natural gas drilling activity.  We believe that further near-term negative impacts of high natural gas production will be minimal, because during the first quarter of 2013 natural gas drilling has declined to less than 25 percent of total U.S. domestic drilling activity.  However, we also believe that this condition decreases the possibility that our customers’ natural gas-directed drilling activities will increase significantly in the near term. The price of oil did not fluctuate significantly during 2012, but has remained high enough to encourage our customers to continue conducting oil-directed drilling activities.  During the first quarter of 2013, the price of oil has increased compared to the fourth quarter of 2012.  The consistently high price of oil over the past two years and the price increase during the first quarter of 2013 have positive implications for RPC’s activity levels in 2013.  RPC has operations in most of the areas in which drilling activity is directed towards oil, and we increased our presence in these areas during 2012.  The average U.S. rig count increased by two percent during 2012.  During the first quarter of 2013, the rig count was approximately 12 percent lower than the first quarter of 2012 and three percent lower than the fourth quarter of 2012.  The rig count during the first quarter of 2013 is approximately 13 percent lower than the peak rig count attained during the prior U.S. drilling cycle improvement, which occurred during the third quarter of 2008.  The U.S. domestic rig count may increase during 2013, but any increases are likely to be modest due to weak natural gas prices and high natural gas production from existing wells.

In addition to the overall rig count, the Company also monitors the number of horizontal and directional wells drilled in the U.S. domestic market, because this type of well is more service-intensive than a vertical oil or gas well, thus requiring more of the Company’s services provided for a longer period of time.  The number of horizontal and directional wells drilled in the United States increased by approximately five percent in 2012, and was 71 percent of total wells drilled during the year.  During the first part of 2013, the percentage of horizontal and directional wells drilled as a percentage of total wells was approximately 75 percent.  In addition, the percentage of wells drilled for oil increased during 2012, and we believe that this percentage will increase in 2013 due to the continued high price of oil and the low price and high production levels of natural gas.  During 2012, a combination of relatively flat activity levels, a shift towards less service-intensive drilling and completion activities, and a larger U.S. domestic fleet of revenue-producing equipment negatively impacted demand and pricing for the Company’s services.  These negative impacts were most pronounced in the Company’s pressure pumping service line, which is highly utilized in unconventional completion work, and is a service line which has seen a significant increase in the overall fleet of revenue-producing equipment during the last several years.  During the past several years, a number of our customers entered into contractual relationships with us to provide services to support their drilling and completion programs.  Such arrangements have been advantageous to our customers because of the repetitive nature of this type of activity and their need to have service providers dedicated exclusively to their drilling programs.  These arrangements have also positively impacted the Company’s financial results, because they increase the utilization of our revenue-producing equipment and allow us to conduct our operations more efficiently. A number of these arrangements expired during 2012 and were not renewed at the same or similar terms due to declining customer activity levels in service-intensive unconventional completion work.  We do not expect to enter into additional contractual arrangements with such terms during 2013.

The Company’s response to the operating environment during 2012 has been to curtail our purchases of revenue-producing equipment.  We have also relocated selected fleets of equipment from areas of declining activity to oilfield basins with higher activity levels.  In each of these situations, we had existing operational locations in these oilfield basins, so these relocations were accomplished with minimal inefficiencies.  Cash flows from operating activities as well as borrowings under our revolving credit facility have been sufficient to fund the Company’s lower capital expenditures which decreased to $328.9 million in 2012 compared to $416.4 million in 2011. The Company has a syndicated revolving credit facility in order to maintain sufficient liquidity to fund its capital expenditure and other funding requirements.

Revenues during 2012 totalled $1.9 billion, an increase of 7.5 percent compared to 2011. Cost of revenues increased $113.2 million in 2012 compared to the prior year due to the variable nature of many of these expenses and was approximately 57 percent of revenues in 2012 compared to 55 percent of revenues in 2011. Selling, general and administrative expenses as a percentage of revenues increased approximately 0.6 percentage points in 2012 compared to 2011.

Income before income taxes was $442.6 million in 2012 compared to $478.8 million in the prior year.  The effective tax rate for 2012 was 38.0 percent compared to 38.1 percent in the prior year.  Diluted earnings per share were $1.27 in 2012 compared to $1.35 for the prior year.

Cash flows from operating activities were $559.9 million in 2012 and $386.0 million in 2011, and cash and cash equivalents were $14.2 million at December 31, 2012, an increase of $6.8 million compared to December 31, 2011.  As of December 31, 2012, there was $107.0 million in outstanding borrowings under our credit facility.

      Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a recent cyclical peak of 2,031 during the third quarter of 2008.  The global recession that began during the fourth quarter of 2007 precipitated the steepest annualized rig count decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the second quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009.  Between its cyclical trough in the second quarter of 2009 and the fourth quarter of 2011, U.S. domestic drilling activity increased by approximately 129 percent, before declining during the remainder of 2011 and throughout 2012.  Unconventional activity as a percentage of total oilfield activity has grown steadily over the past several years and was 71 percent of total wells drilled during 2012.  Early in the first quarter of 2013, unconventional drilling represented 75 percent of total U.S. domestic drilling activity.

The current and projected prices of oil and natural gas are important catalysts for U.S. domestic drilling activity.  The price of natural gas declined steadily during 2011 and the first quarter of 2012.  Although the price of natural gas began to recover during the third and fourth quarters of 2012 and the first quarter of 2013, its price remains too low to encourage drilling in the service-intensive natural gas resource shale plays in the U.S. domestic market.  The price of natural gas liquids has become an increasingly important determinant of our customers’ activities, since its sales comprise a large part of our customers’ revenues, and it is produced in many of the shale resource plays that also produce oil.  During 2012, the average price of benchmark natural gas liquids was 31.4 percent lower than in the prior year, and it declined an additional 16.0 percent early in the first quarter of 2013.  These trends have negative implications for our near-term activity levels, since the recent decline in domestic drilling activity is due to declines in natural gas-directed drilling.  On the other hand, the average price of oil remained high during 2012, and has risen early in the first quarter of 2013.  The high price of oil should continue to have a positive impact on our customers’ activity levels and our financial results, since there are a number of significant U.S. domestic shale resource plays which produce oil and petroleum liquids, and RPC has operational locations and revenue-producing equipment in these locations.

The effect of these trends is evident in the current composition of the U.S. domestic rig count, approximately 75 percent of which was directed towards oil during the first quarter of 2013.  We believe that the trend of an increased percentage of oil-directed drilling and a decreased percentage of gas-directed drilling will continue in the near term.  We believe that this trend will continue due to continued low prices for natural gas, as well as high production from existing natural gas wells.  We do not believe that the overall rig count will increase significantly during 2013 unless the price of natural gas increases significantly.

We continue to monitor the market for our services and the competitive environment in 2013.  We are concerned about the continued low price of natural gas and natural gas liquids, and the fact that the high cost of completing wells in many unconventional shale plays will discourage our customers from conducting drilling and completion activities in these areas until these commodity prices improve.  We also monitor the competitive environment because the high historical financial returns and favorable long-term outlook for our industry continue have attracted new entrants and encouraged existing service companies to purchase additional revenue-producing equipment.  Although these catalysts for increased competitive pressures began to subside during 2012, we believe that there is an excessive service capacity in the U.S. domestic market at the present time, given the current level and composition of drilling and completion activities.  Because of these concerns, we anticipate that our equipment purchases will be lower in 2013 than in 2012.  Our consistent response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending.  Although we have used our bank credit facility to finance our expansion, we will continue to maintain a conservative financial structure by industry standards.  Based on current industry conditions, we believe that the Company’s consolidated revenues will increase moderately in 2013 compared to 2012 and financial performance in the period will also improve moderately.

Results of Operations

Years Ended December 31,	2012	2011	2010
(in thousands except per share amounts and industry data)
Consolidated revenues	$1,945,023	$1,809,807	$1,096,384
Revenues by business segment:
Technical	$1,794,015	$1,663,793	$979,834
Support	151,008	146,014	116,550

Consolidated operating profit	$442,390	$482,081	$238,845
Operating profit by business segment:
Technical	$420,231	$451,259	$217,144
Support	45,912	51,672	31,086
Corporate expenses	(17,654)	(17,019)	(13,143)
(Loss) gain on disposition of assets, net	(6,099)	(3,831)	3,758

Net income	$274,436	$296,381	$146,742
Earnings per share — diluted	$1.27	$1.35	$0.67
Percentage of cost of revenues to revenues	57%	55%	55%
Percentage of selling, general and administrative expenses to revenues	9%	8%	11%
Percentage of depreciation and amortization expenses to revenues	11%	10%	12%
Effective income tax rate	38.0%	38.1%	38.2%
Average U.S. domestic rig count	1,919	1,877	1,543
Average natural gas price (per thousand cubic feet (mcf))	$2.73	$3.95	$4.34
Average oil price (per barrel)	$94.20	$94.94	$79.39

Year Ended December 31, 2012 Compared To Year Ended December 31, 2011

Revenues. Revenues in 2012 increased $135.2 million or 7.5 percent compared to 2011.  The Technical Services segment revenues for 2012 increased 7.8 percent from the prior year due primarily to an increase in the fleet of revenue-producing equipment and higher activity levels partially offset by lower pricing for our services within this segment.  The Support Services segment revenues for 2012 increased 3.4 percent compared to 2011 due primarily to higher activity levels in several of the service lines.  Operating profit in the Technical Services segment declined due to lower personnel and equipment utilization as well as lower pricing.  Operating profit in the Support Services segment declined due primarily to lower utilization and pricing in our rental tools service line.

Domestic revenues increased 6.4 percent during 2012 compared to 2011 to $1.9 billion due primarily to a larger fleet of revenue-producing equipment and higher activity levels in most service lines partially offset by lower pricing for our services in several service lines.  The average price of oil remained stable while the average price of natural gas decreased by 31 percent during 2012 compared to the prior year.  The average domestic rig count during 2012 was two percent higher than in 2011.   Our revenues grew at a higher rate than the changes in our industry indicators because of increases in our fleet of revenue-producing equipment compared to 2011.  However, increasingly competitive pricing for our services, as well as lower utilization of our revenue-producing equipment and personnel in 2012 compared to 2011, negatively impacted our operating income, income before income taxes, net income and earnings per share.  At the present time, we believe that our activity levels are affected by both the price of natural gas and the price of oil, since oil-directed activity as a percentage of total U.S. activity has increased significantly during 2012.  The prices of natural gas and natural gas liquids also impact our activity levels because of the service-intensive nature of the drilling and completion associated with this type of drilling and completion.  We also believe that the total number of directional and horizontal wells more directly affect our activity levels, regardless of whether the wells are directed towards oil or natural gas.  This belief is based on the fact that directional and horizontal wells require more of several of the services within our technical services segment.  International revenues, which increased from $52.1 million in 2011 to $74.2 million in 2012, were four percent of consolidated revenues in 2012 compared to three percent of revenues in 2011.  These international revenue increases were due mainly to higher customer activity levels in Canada, China, Mexico and New Zealand in 2012 partially offset by a decrease in activity in Australia, Gabon and Saudi Arabia, compared to the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of revenues.  Cost of revenues in 2012 was $1.1 billion compared to $992.7 million in 2011, an increase of $113.2 million or 11.4 percent.  The increase in these costs was due to the variable nature of most of these expenses.  Cost of revenues, as a percent of revenues, increased in 2012 compared to 2011 due primarily to lower pricing and inefficiencies resulting from lower utilization of our equipment and personnel.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 16.2 percent to $175.7 million in 2012 compared to $151.3 million in 2011.  This increase was primarily due to increases in total employment costs.  As a percentage of revenues, selling, general and administrative expenses increased to 9.0 percent in 2012 compared to 8.4 percent in 2011.

Depreciation and amortization.  Depreciation and amortization were $214.9 million in 2012, an increase of $35.0 million or 19.5 percent, compared to $179.9 million in 2011. This increase resulted from capital expenditures within both Technical Services and Support Services to increase capacity and to maintain our existing fleet of equipment.  As a percentage of revenues, depreciation and amortization increased to 11.0 percent in 2012 compared to 9.9 percent in 2011.

Loss on disposition of assets, net. Loss on disposition of assets, net was $6.1 million in 2012 compared to $3.8 million in 2011.   The loss of disposition of assets, net includes gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which requires early dispositions, or sales to customers of lost or damaged rental equipment.

Other income, net.  Other income, net was $2.2 million in 2012, an increase of $2.0 million compared to $0.2 million in 2011.  Other income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan.

Interest expense and interest income.   Interest expense was $2.0 million in 2012 compared to $3.5 million in 2011.  The decrease in 2012 is due to a lower average debt balance on our revolving credit facility coupled with slightly lower interest rates net of interest capitalized on equipment and facilities under construction.  Interest income increased to $30 thousand in 2012 compared to $18 thousand in 2011.

Income tax provision.  The income tax provision was $168.2 million in 2012 compared to $182.4 million in 2011.  This decrease was due to lower income before taxes in 2012 compared to 2011 as the effective tax rate of 38.0 percent in 2012 was comparable to the effective tax rate of 38.1 percent in 2011.

Net income and diluted earnings per share.   Net income was $274.4 million in 2012, or $1.27 per diluted share, compared to net income of $296.4 million, or $1.35 per diluted share in 2011.  This decline was due to higher, as a percentage of revenues, costs of revenues, selling, general and administrative expenses, and depreciation and amortization expenses.

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

Cost of revenues.  Cost of revenues in 2011 was $992.7 million compared to $606.1 million in 2010, an increase of $386.6 million or 63.8 percent.  The increase in these costs was due to the variable nature of most of these expenses as cost of revenues.   As a percent of revenues was unchanged in 2011 compared to 2010.

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

Income tax provision.  The income tax provision was $182.4 million in 2011 compared to $90.8 million in 2010.  This increase was due to higher income before taxes in 2011 compared to 2010 as the effective tax rate of 38.1 percent in 2011 was similar to the effective tax rate of 38.2 percent in 2010.

Net income and diluted earnings per share.   Net income was $296.4 million in 2011, or $1.35 per diluted share, compared to net income of $146.7 million, or $0.67 per diluted share in 2010.  This improvement was due to increased revenues and lower, as a percentage of revenues, costs of revenues, selling, general and administrative expenses, and depreciation and amortization expenses.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $14.2 million as of December 31, 2012, $7.4 million as of December 31, 2011 and $9.0 million as of December 31, 2010.

The following table sets forth the historical cash flows for the years ended December 31:

	(in thousands)
	2012	2011	2010
Net cash provided by operating activities	$559,933	$386,007	$168,657
Net cash used for investing activities	(315,838)	(391,637)	(171,769)
Net cash (used for) provided by financing activities	(237,325)	3,988	7,658

2012

Cash provided by operating activities increased $173.9 million in 2012 compared to the prior year due primarily to a net decrease in working capital requirements in 2012 compared to 2011. This decrease in working capital requirements was partially offset by a decrease in the deferred tax provision and net income.  Decreasing business activity levels in 2012 resulted in decreased accounts receivable, other current assets and accounts payable partially offset by an increase in inventory.

Cash used for investing activities in 2012 decreased by $75.8 million compared to 2011, primarily as a result of lower capital expenditures.

Cash used for financing activities 2012 increased by $241.3 million primarily as a result of higher net loan repayments during 2012 compared to the prior year as a result of improvements in working capital and an increase in common stock dividends during 2012 compared to the prior year.

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

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2012, remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization which includes a revolving credit facility and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $350 million revolving credit facility that matures in August 2015.   The facility contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens, merge or consolidate with another entity.  A total of $224.9 million was available under the facility as of December 31, 2012; approximately $18.1 million of the facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  For additional information with respect to RPC’s facility, see Note 6 of the Notes to Consolidated Financial Statements.

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

Cash Requirements

Capital expenditures were $328.9 million in 2012, and we currently expect capital expenditures to be in the range of approximately $250 million to $300 million in 2013.  We expect that a majority of these expenditures in 2013 will be directed towards maintenance of our revenue-producing equipment and refurbishment of our existing fleet of pressure pumping equipment.  The remaining capital expenditures will be directed towards the purchase of revenue-producing equipment in several of our core service lines, including coiled tubing, pressure pumping and rental tools.  The actual amount of expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  During 2012, the Company contributed $4.3 million to the pension plan.  The Company expects that additional contributions to the defined benefit pension plan of approximately $0.4 million will be required in 2013 to achieve the Company’s funding objective.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of up to 26,578,125 shares of which 1,223,848 additional shares were available to be repurchased as of December 31, 2012.  The program does not have a predetermined expiration date.

On January 22, 2013, the Board of Directors approved a $0.10 per share cash dividend, payable March 8, 2013 to stockholders of record at the close of business on February 8, 2013.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company’s significant contractual obligations as of December 31, 2012:

Contractual obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$107,000	$-	$107,000	$-	$-
Interest on long-term debt obligations	6,648	2,493	4,155	-	-
Capital lease obligations	-	-	-	-	-
Operating leases (1)	32,666	8,288	11,827	5,222	7,329
Purchase obligations (2)	56,981	55,896	1,085	-	-
Other long-term liabilities (3)	3,694	-	3,694	-	-
Total contractual obligations	$206,989	$66,677	$127,761	$5,222	$7,329
(1)	Operating leases include agreements for various office locations, office equipment, and certain operating equipment.
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

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well.  Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers.  During 2012, the Company incurred higher employment costs due to a continued shortage of skilled labor in many of its markets, although these cost pressures subsided during the third and fourth quarters.  The Company expects that labor cost pressures will continue in 2013, although to a lesser degree.  In addition, the price of certain raw materials used to provide the Company’s services increased significantly during 2012 as compared to 2011.  The Company successfully mitigated some of the cost increases for raw materials during 2012 by securing materials through additional sources and increasing amounts held in inventory, although no assurance can be given that these efforts will continue to be successful in 2013 if these cost pressures continue.

Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements.

Related Party Transactions

Marine Products Corporation

Effective in 2001, the Company spun off the business conducted through Chaparral Boats, Inc. (“Chaparral”), RPC’s former powerboat manufacturing segment.  RPC accomplished the spin-off by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation (a Delaware corporation) (“Marine Products”), a newly formed wholly owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders.  In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship.

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products.  Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $544,000 in 2012, $639,000 in 2011 and $689,000 in 2010. The Company’s receivable due from Marine Products for these services was approximately $94,000 as of December 31, 2012 and was approximately $3,000 as of December 31, 2011.  The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $1,676,000 in 2012, $1,469,000 in 2011 and $551,000 in 2010.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice.  The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $83,000 in 2012, $102,000 in 2011 and $94,000 in 2010.

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

Allowance for doubtful accounts — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies.  Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility.  Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Provisions for doubtful accounts are recorded in selling, general and administrative expenses.  Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected.  Significant recoveries will generally reduce the required provision in the period of recovery.  Therefore, the provision for doubtful accounts can fluctuate significantly from period to period.  Recoveries were insignificant in 2012, 2011 and 2010.  We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

The estimated allowance for doubtful accounts is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region.  In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables which we adjust periodically based on management judgment and the economic strength of our customers.  The net provisions for doubtful accounts have ranged from 0.09 percent to 0.45 percent of revenues over the last three years.  Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2012 would have resulted in a change of approximately $1.9 million to the allowance for doubtful accounts and a corresponding change to selling, general and administrative expenses.

Income taxes — The effective income tax rates were 38.0 percent in 2012, 38.1 percent in 2011 and 38.2 percent in 2010.  Our effective tax rates vary due to changes in estimates of our future taxable income, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments.  As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Insurance expenses – The Company self insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability.  The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims.  The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims.  As of December 31, 2012, the Company estimates the range of exposure to be from $14.0 million to $19.2 million.  The Company has recorded liabilities at December 31, 2012 of approximately $16.6 million which represents management’s best estimate of probable loss.

Depreciable life of assets — RPC’s net property, plant and equipment at December 31, 2012 was $756.3 million representing 55.3 percent of the Company’s consolidated assets.  Depreciation and amortization expenses for the year ended December 31, 2012 were $214.9 million.  Management judgment is required in the determination of the estimated useful lives used to calculate the annual and accumulated depreciation and amortization expense.

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

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment adviser.   Differences between the expected long-term return on plan assets and the actual return are amortized over future years.  Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense.  The Company’s assumption for the expected return on plan assets was seven percent for 2012, 2011 and 2010.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach.  The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plan are forecasted and then compared to a portfolio of investment grade corporate bonds that will mature at the same time that the benefit payments are due in any given year.  The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds.   A lower discount rate increases the present value of benefit obligations.  The discount rate was 4.16 percent as of December 31, 2012 compared to 5.00 percent as of December 31, 2011 and 5.49 percent in 2010.

As set forth in note 10 to the Company’s financial statements, included among the asset categories for the Plan’s investments are real estate, tactical composite and alternative investments comprised of investments in real estate and hedge funds.  These investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2010-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested.  These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments.  The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

As of December 31, 2012, the defined benefit plan was under-funded and the recorded change within accumulated other comprehensive loss decreased stockholders’ equity by approximately $1.7 million after tax.   Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in a pre-tax increase or decrease of approximately $1.3 million to the net loss related to pension reflected in accumulated other comprehensive loss.

The Company recognized pre-tax pension expense of $0.7 million in 2012, $0.5 million in 2011 and $0.6 million in 2010.  Based on the under-funded status of the defined benefit plan as of December 31, 2012, the Company expects to recognize pension expense of $0.5 million in 2013.  Holding all other factors constant, a change in the expected long-term rate of return on plan assets by 0.50 percentage points would result in an increase or decrease in pension expense of approximately $0.1 million in 2012.   Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an increase or decrease in pension expense of approximately $3 thousand in 2012.

RECENT ACCOUNTING PRONOUNCEMENTS:

During the year ended December 31, 2012, the Financial Accounting Standards Board (FASB) issued the following applicable accounting Standards Updates (ASU):

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

ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.   The amendments in this codification permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30.  An entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period, proceeding directly to performing the quantitative impairment test and resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption being permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if an entity’s financial statements for the most recent annual or interim period have not been issued.  The Company adopted these provisions in the fourth quarter of 2012 for annual and interim impairment tests performed starting this year. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The amendments are effective for all reporting periods beginning after December 15, 2012, with early adoption permitted.  The Company plans to adopt these provisions in the first quarter of 2013. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements and the Company will comply with the additional disclosures as required.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its credit agreement.  As of December 31, 2012, there are outstanding interest-bearing advances of $107.0 million on our credit facility which bear interest at a floating rate.  A change in interest rates of one percent on the balance outstanding on the credit facility at December 31, 2012 would cause a change of approximately $1.1 million in total annual interest costs.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2012.

 The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2012, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 30.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
March 1, 2013

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Shareholders
RPC, Inc.

We have audited the internal control over financial reporting of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/S/ GRANT THORNTON LLP

Atlanta, Georgia
March 1, 2013

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Shareholders
RPC, Inc.

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RPC, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/S/ GRANT THORNTON LLP

Atlanta, Georgia
March 1, 2013

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

December 31,	2012	2011
ASSETS
Cash and cash equivalents	$14,163	$7,393
Accounts receivable, net	387,530	461,272
Inventories	140,867	100,438
Deferred income taxes	5,777	7,183
Income taxes receivable	4,234	10,805
Prepaid expenses	10,762	8,478
Other current assets	4,494	30,986
Current assets	567,827	626,555
Property, plant and equipment, net	756,326	675,360
Goodwill	24,093	24,093
Other assets	18,917	12,203
Total assets	$1,367,163	$1,338,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$109,846	$122,987
Accrued payroll and related expenses	32,053	33,680
Accrued insurance expenses	6,152	5,744
Accrued state, local and other taxes	7,326	5,066
Income taxes payable	6,428	10,705
Other accrued expenses	2,706	1,284
Current liabilities	164,511	179,466
Long-term accrued insurance expenses	10,400	9,000
Notes payable to banks	107,000	203,300
Long-term pension liabilities	26,543	24,445
Deferred income taxes	155,007	155,928
Other long-term liabilities	4,470	3,480
Total liabilities	467,931	575,619
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.10 par value, 349,000,000 shares authorized, 220,144,287 and 221,187,660 shares issued and outstanding in 2012 and 2011, respectively	22,014	22,119
Capital in excess of par value	-	-
Retained earnings	891,464	753,119
Accumulated other comprehensive loss	(14,246)	(12,646)
Total stockholders’ equity	899,232	762,592
Total liabilities and stockholders’ equity	$1,367,163	$1,338,211

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2012	2011	2010
REVENUES	$1,945,023	$1,809,807	$1,096,384
COSTS AND EXPENSES:
Cost of revenues	1,105,886	992,704	606,098
Selling, general and administrative expenses	175,749	151,286	121,839
Depreciation and amortization	214,899	179,905	133,360
Loss (gain) on disposition of assets, net	6,099	3,831	(3,758)
Operating profit	442,390	482,081	238,845
Interest expense	(1,976)	(3,453)	(2,662)
Interest income	30	18	46
Other income, net	2,175	169	1,303
Income before income taxes	442,619	478,815	237,532
Income tax provision	168,183	182,434	90,790
Net income	$274,436	$296,381	$146,742
EARNINGS PER SHARE
Basic	$1.28	$1.36	$0.67
Diluted	$1.27	$1.35	$0.67
Dividends paid per share	$0.520	$0.213	$0.094

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2012	2011	2010
NET INCOME	$274,436	$296,381	$146,742
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Pension adjustment	(1,707)	(3,048)	(1,350)
Cash flow hedge	-	387	133
Foreign currency translation	265	(138)	209
Unrealized gain (loss) on securities and reclassification adjustments	(158)	(314)	281
COMPREHENSIVE INCOME	$272,836	293,268	146,015

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
RPC, INC. AND SUBSIDIARIES

(in thousands)

					Accumulated
			Capital in		Other
Three Years Ended	Common Stock		Excess of	Retained	Comprehensive
December 31, 2012	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2009	147,547	$14,754	$2,720	$401,055	$(8,806)	$409,723
Stock issued for stock incentive plans, net	587	59	4,889	—	—	4,948
Stock purchased and retired	(144)	(14)	(832)	(949)	—	(1,795)
Net income	—	—	—	146,742	—	146,742
Pension adjustment, net of taxes	—	—	—	—	(1,350)	(1,350)
Gain on cash flow hedge, net of taxes	—	—	—	—	133	133
Unrealized gain on securities, net of taxes	—	—	—	—	281	281
Foreign currency translation, net of taxes	—	—	—	—	209	209
Dividends declared	—	—	—	(20,647)	—	(20,647)
Excess tax benefits for share-based payments	—	—	651	—	—	651
Three-for-two stock splits	74,274	7,428	(7,428)			—
Balance, December 31, 2010	222,264	22,227	—	526,201	(9,533)	538,895
Stock issued for stock incentive plans, net	1,218	122	9,455	—	—	9,577
Stock purchased and retired	(1,936)	(194)	(12,862)	(22,136)	—	(35,192)
Net income	—	—	—	296,381	—	296,381
Pension adjustment, net of taxes	—	—	—	—	(3,048)	(3,048)
Gain on cash flow hedge, net of taxes	—	—	—	—	387	387
Unrealized loss on securities, net of taxes	—	—	—	—	(314)	(314)
Foreign currency translation, net of taxes	—	—	—	—	(138)	(138)
Dividends declared	—	—	—	(47,327)	—	(47,327)
Excess tax benefits for share-based payments	—	—	3,371	—	—	3,371
Three-for-two stock split	(358)	(36)	36			—
Balance, December 31, 2011	221,188	22,119	—	753,119	(12,646)	762,592
Stock issued for stock incentive plans and other, net	1,530	152	11,105	—	—	11,257
Stock purchased and retired	(2,011)	(201)	(13,885)	(16,515)	—	(30,601)
Increased ownership interest in subsidiary, net of taxes	—	—	—	(5,507)	—	(5,507)
Net income	—	—	—	274,436	—	274,436
Pension adjustment, net of taxes	—	—	—	—	(1,707)	(1,707)
Unrealized loss on securities, net of taxes	—	—	—	—	(158)	(158)
Foreign currency translation, net of taxes	—	—	—	—	265	265
Dividends declared	—	—	—	(114,069)	—	(114,069)
Excess tax benefits for share-based payments	—	—	2,724	—	—	2,724
Three-for-two stock split	(563)	(56)	56			—
Balance, December 31, 2012	220,144	$22,014	$—	$891,464	$(14,246)	$899,232

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RPC, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2012	2011	2010
OPERATING ACTIVITIES
Net income	$274,436	$296,381	$146,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	214,153	179,787	133,253
Stock-based compensation expense	7,860	8,075	4,909
Loss (gain) on disposition of assets, net	6,099	3,831	(3,758)
Deferred income tax provision	4,821	77,074	22,262
Excess tax benefits for share-based payments	(2,724)	(3,371)	(651)
Changes in current assets and liabilities:
Accounts receivable	73,809	(167,312)	(163,162)
Income taxes receivable	9,295	9,817	1,584
Inventories	(40,354)	(36,511)	(8,130)
Prepaid expenses	(2,284)	(2,783)	(1,041)
Other current assets	26,189	(30,524)	189
Accounts payable	(4,929)	30,102	14,191
Income taxes payable	(4,277)	4,917	5,141
Accrued payroll and related expenses	(1,627)	9,799	13,173
Accrued insurance expenses	408	603	826
Accrued state, local and other taxes	2,260	2,078	987
Other accrued expenses	1,412	958	112
Changes in working capital	59,902	(178,856)	(136,130)
Changes in other assets and liabilities:
Pension liabilities	(589)	1,249	1,628
Accrued insurance expenses	1,400	511	(108)
Other non-current assets	(6,415)	294	(920)
Other non-current liabilities	990	1,032	1,430
Net cash provided by operating activities	559,933	386,007	168,657
INVESTING ACTIVITIES
Capital expenditures	(328,936)	(416,400)	(187,486)
Increased ownership interest in subsidiary	(6,211)	—	—
Proceeds from sale of assets	19,309	24,763	15,717
Net cash used for investing activities	(315,838)	(391,637)	(171,769)
FINANCING ACTIVITIES
Payment of dividends	(114,069)	(47,327)	(20,647)
Borrowings from notes payable to banks	844,050	940,850	516,600
Repayments of notes payable to banks	(940,350)	(858,800)	(485,650)
Debt issue costs for notes payable to banks	—	(415)	(1,886)
Excess tax benefits for share-based payments	2,724	3,371	651
Cash paid for common stock purchased and retired	(30,224)	(34,419)	(1,650)
Proceeds received upon exercise of stock options	544	728	240
Net cash (used for) provided by financing activities	(237,325)	3,988	7,658
Net increase (decrease) in cash and cash equivalents	6,770	(1,642)	4,546
Cash and cash equivalents at beginning of year	7,393	9,035	4,489
Cash and cash equivalents at end of year	$14,163	$7,393	$9,035

The accompanying notes are an integral part of these statements.

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

Preferred Stock

RPC is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2012, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Dividends

On January 22, 2013, the Board of Directors approved a $0.10 per share cash dividend payable March 8, 2013 to stockholders of record at the close of business on February 8, 2013.

Three-for-Two Stock Split

On January 24, 2012 at its quarterly meeting, the Board of Directors authorized a three-for-two stock split by issuance on March 9, 2012 of one additional common share for every two common shares held of record as of February 10, 2012. Accordingly, the par value of additional shares issued was adjusted between common stock and capital in excess of par value, and fractional shares resulting from the stock split were settled in cash. All share and per share data on the historical (actual) basis presented in the accompanying financial statements have been retroactively adjusted for the stock split.

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

Concentration of Credit Risk

Substantially all of the Company’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.  The Company provided oilfield services to several hundred customers. In 2012, there were no customers that accounted for more than 10 percent of the Company’s revenues.  In 2011, one of our customers accounted for approximately 12 percent of revenues, and in 2010, one of our customers accounted for approximately 15 percent of revenues.  Additionally, no customer accounted for more than 10 percent of accounts receivable as of December 31, 2012, and one of our customers accounted for approximately 19 percent of accounts receivable as of December 31, 2011.

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

Investments

Investments classified as available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company did not realize any gains or losses during 2012, 2011 or 2010 on its available-for-sale securities.  Securities that are held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) are classified as trading.   See Note 10 for further information regarding the SERP.  The change in fair value of trading securities is presented in other income (expense) on the consolidated statements of operations.

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

Inventories

Inventories, which consist principally of (i) raw materials and supplies that are consumed providing services to the Company’s customers, (ii) spare parts for equipment used in providing these services and (iii) manufactured components and attachments for equipment used in providing services, are recorded at the lower of cost or market value. Cost is determined using the first-in, first-out (“FIFO”) method or the weighted average cost method. Market value is determined based on replacement cost for materials and supplies. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments.

Derivative Instruments and Hedging Activities

The Company is subject to interest rate risk on the variable component of the interest rate under our credit facility.  Effective December 2008, the Company entered into a $50 million interest rate swap agreement.  The Company designated the interest rate swap as a cash flow hedge.  Changes in the fair value of the effective portion of the interest rate swap were recognized in other comprehensive loss until the hedged item was recognized in earnings.  This agreement terminated in September 2011.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $24,093,000 at December 31, 2012 and 2011.  Goodwill is reviewed annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, for impairment.  The Company completed a comprehensive qualitative assessment of the various factors that impact goodwill and concluded it is more likely than not that the fair value of its reporting units exceeds their carrying amounts on the annual test date.  Therefore the Company did not proceed to Step 1 of the goodwill impairment test in 2012 and 2011.  In 2010 the Company completed the Step 1 quantitative analysis by comparing the estimated fair value of a reporting unit with its carrying value.  Based on the qualitative assessment and results of the 2010 analysis, the Company has concluded that no impairment of its goodwill occurred for the years ended December 31, 2012, 2011 and 2010.

Advertising

Advertising expenses are charged to expense during the period in which they are incurred.  Advertising expenses totaled $2,965,000 in 2012, $2,406,000 in 2011 and $1,782,000 in 2010.

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

Earnings per Share

FASB ASC Topic 260-10 “Earnings Per Share-Overall,” requires a basic earnings per share and diluted earnings per share presentation.  During 2010, the Company adopted certain amendments to ASC 260-10 which requires that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, be considered participating securities and included in the calculation of its basic earnings per share.

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

A reconciliation of weighted average shares outstanding along with the earnings (loss) per share attributable to restricted shares of common stock (participating securities) is as follows:

(In thousands except per share data )	2012	2011	2010
Net income available for stockholders:	$274,436	$296,381	$146,742
Less: Dividends paid
Common stock	(111,966)	(46,479)	(20,294)
Restricted shares of common stock	(2,103)	(848)	(353)
Undistributed earnings	$160,367	$249,054	$126,095

Allocation of undistributed earnings:
Common stock	$157,093	$244,053	$123,536
Restricted shares of common stock	3,274	5,001	2,559

Basic shares outstanding :
Common stock	210,707	213,153	212,799
Restricted shares of common stock	4,534	4,530	4,685
	215,241	217,683	217,484
Diluted shares outstanding :
Common stock	210,707	213,153	212,799
Dilutive effect of stock-based awards	1,555	2,567	2,321
	212,262	215,720	215,120
Restricted shares of common stock	4,534	4,530	4,685
	216,796	220,250	219,805
Basic earnings per share:
Common stock:
Distributed earnings	$0.53	$0.22	$0.10
Undistributed earnings	0.75	1.14	0.57
	$1.28	$1.36	$0.67
Restricted shares of common stock:
Distributed earnings	$0.46	$0.19	$0.08
Undistributed earnings	0.72	1.10	0.55
	$1.18	$1.29	$0.63
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.53	$0.22	$0.10
Undistributed earnings	0.74	1.13	0.57
	$1.27	$1.35	$0.67

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, an interest rate swap, and debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments.  The Company’s investments are classified as available-for-sale securities with the exception of investments held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) which are classified as trading securities.  All of these securities are carried at fair value in the accompanying consolidated balance sheets.  The interest rate swap which expired in September of 2011 was carried at fair value based on quotes from the issuer of the swap and represented the estimated amount that the Company expected to pay to terminate the swap.  See Note 8 for additional information.

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payment awards, net of an estimated forfeiture rate. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 10 for additional information.

Recent Accounting Pronouncements

During the year ended December 31, 2012, the Financial Accounting Standards Board (FASB) issued the following applicable accounting Standards Updates (ASU):

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

ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.   The amendments in this codification permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30.  An entity has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period, proceeding directly to performing the quantitative impairment test and resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption being permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if an entity’s financial statements for the most recent annual or interim period have not been issued.  The Company adopted these provisions in the fourth quarter of 2012 for annual and interim impairment tests performed starting this year. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The amendments are effective for all reporting periods beginning after December 15, 2012, with early adoption permitted.  The Company plans to adopt these provisions in the first quarter of 2013. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements and the Company will comply with the additional disclosures as required.

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

Note 2: Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2012	2011
(in thousands)
Trade receivables:
Billed	$310,997	$367,718
Unbilled	82,649	99,913
Other receivables	2,994	1,734
Total	396,640	469,365
Less: allowance for doubtful accounts	(9,110)	(8,093)
Accounts receivable, net	$387,530	$461,272

Trade receivables relate to sale of our services and products, for which credit is extended based on our evaluation of the customer’s credit worthiness.  Unbilled receivables represent revenues earned but not billed to the customer until future dates, usually within one month.  Other receivables consist primarily of amounts due from purchasers of Company property and rebates from suppliers.

Changes in the Company’s allowance for doubtful accounts are as follows:

Years Ended December 31,	2012	2011
(in thousands)
Beginning balance	$8,093	$8,695
Bad debt expense	1,784	2,868
Accounts written-off	(1,132)	(3,820)
Recoveries	365	350
Ending balance	$9,110	$8,093

Note 3: Inventories

Inventories are $140,867,000 at December 31, 2012 and $100,438,000 at December 31, 2011 and consist of raw materials, parts and supplies.

Note 4: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2012	2011
(in thousands)
Land	$17,420	$17,403
Buildings and leasehold improvements	111,986	94,152
Operating equipment	1,155,600	990,186
Computer software	20,581	18,662
Furniture and fixtures	7,232	5,679
Vehicles	357,913	306,716
Construction in progress	9,829	9,828
Gross property, plant and equipment	1,680,561	1,442,626
Less: accumulated depreciation	(924,235)	(767,266)
Net property, plant and equipment	$756,326	$675,360

Depreciation expense was $214.9 million in 2012, $179.9 million in 2011 and $133.4 million in 2010.  There were no capital leases outstanding as of December 31, 2012 and December 31, 2011.  The Company had accounts payable for purchases of property and equipment of approximately $24.4 million as of December 31 2012, $32.7 million as of December 31, 2011 and $18.1 million as of December 31, 2010.

Note 5: Income Taxes

The following table lists the components of the provision (benefit) for income taxes:

Years ended December 31,	2012	2011	2010
(in thousands)
Current provision:
Federal	$147,580	$91,415	$56,289
State	14,673	12,938	11,180
Foreign	1,109	1,007	1,059
Deferred provision (benefit):
Federal	5,027	70,599	22,833
State	(206)	6,475	(571)
Total income tax provision	$168,183	$182,434	$90,790

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2	3.1	2.9
Tax credits	(0.3)	(0.2)	(0.6)
Non-deductible expenses	0.5	0.4	0.4
Other	(0.4)	(0.2)	0.5
Effective tax rate	38.0%	38.1%	38.2%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2012	2011
(in thousands)
Deferred tax assets:
Self-insurance	$7,417	$6,344
Pension	9,688	8,922
State net operating loss carry forwards	1,165	1,671
Bad debts	3,489	3,044
Accrued payroll	2,038	2,099
Stock-based compensation	4,567	3,680
All others	274	1
Valuation allowance	(1,003)	(1,295)
Gross deferred tax assets	27,635	24,466
Deferred tax liabilities:
Depreciation	(168,717)	(166,190)
Goodwill amortization	(6,394)	(5,707)
All others	(1,754)	(1,314)
Gross deferred tax liabilities	(176,865)	(173,211)
Net deferred tax liabilities	$(149,230)	$(148,745)

As of December 31, 2012, undistributed earnings of the Company’s foreign subsidiaries amounted to $9.5 million. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries. The Company’s current intention is to permanently reinvest funds held in our foreign subsidiaries outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective through the utilization of foreign tax credits, or would otherwise create no additional U.S. tax cost.

As of December 31, 2012, the Company has net operating loss carry forwards related to state income taxes of approximately $27.2 million that will expire between 2013 and 2030.  As of December 31, 2012 the Company has a valuation allowance of approximately $1.0 million, representing the tax affected amount of loss carry forwards that the Company does not expect to utilize, against the corresponding deferred tax asset.

Total net income tax payments were $158,700,000 in 2012, $90,729,000 in 2011, and $61,632,000 in 2010.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.  Accrued interest and penalties were immaterial to the financial statements as of December 31, 2012 and 2011.

In accordance with the accounting guidance relating to the accounting for uncertainty in income tax reporting, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits.

The Company’s liability for unrecognized tax benefits was $38,000 as of December 31, 2012 and $35,000 as of December 31, 2011, all of which would affect our effective rate if recognized.

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions.  In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities.  The Company’s 2009 through 2012 tax years remain open to examination.

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months.  These changes may be the result of, among other things, state tax settlements under Voluntary Disclosure Agreements.  However, quantification of an estimated range cannot be made at this time.

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and includes an extension for one year of the 50 percent bonus depreciation allowance. The provision specifically applies to qualifying property placed in service before January 1, 2014. The acceleration of deductions on 2012 qualifying capital expenditures resulting from the bonus depreciation provision had no impact on our 2012 effective tax rate.

Note 6: Long-Term Debt

In August 2010, the Company replaced its $200 million credit facility with a new $350 million revolving credit facility with Banc of America Securities, LLC, SunTrust Robinson Humphrey, Inc., and Regions Capital Markets as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders.  The facility includes a full and unconditional guarantee by the Company’s 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of RPC and its subsidiaries.  The subsidiaries of the Company that are not guarantors are considered minor.

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

In addition, the Company pays a commitment fee ranging from 0.25% to 0.35%, based on a quarterly debt covenant calculation, of the unused portion of the credit facility.

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.  The Company was in compliance with these covenants as of and for the year ended December 31, 2012.

As of December 31, 2012, RPC has outstanding borrowings of $107.0 million under the facility.  Additionally there were letters of credit relating to self-insurance programs and contract bids outstanding for $18.1 million as of December 31, 2012.  Interest incurred and paid on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

Years Ended December 31,	2012	2011	2010
(in thousands except interest rate data)
Interest incurred	$2,936	$4,146	$3,170
Capitalized interest	$1,026	$627	$554
Interest paid (net of capitalized interest)	$1,498	$3,168	$1,899
Weighted average interest rate	2.3%	2.8%	3.0%

Effective December 2008 the Company entered into an interest rate swap agreement that effectively converted $50 million of the Company’s variable-rate debt to a fixed rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  Under this agreement the Company and the issuing lender settled on a monthly basis for the difference between a fixed interest rate of 2.07% and a comparable one month LIBOR rate.  This agreement terminated in September 2011.

Note 7: Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Net Loss On Cash Flow Hedge	Total
Balance at December 31, 2010	$(9,933)	$501	$286	$(387)	$(9,533)
Change during 2011:
Before-tax amount	(4,800)	(495)	(218)	610	(4,903)
Tax (expense) benefit	1,752	181	80	(223)	1,790
Total activity in 2011	(3,048)	(314)	(138)	387	(3,113)
Balance at December 31, 2011	(12,981)	187	148	-	(12,646)
Change during 2012:
Before-tax amount	(2,688)	(249)	180	-	(2,757)
Tax (expense) benefit	981	91	85	-	1,157
Total activity in 2012	(1,707)	(158)	265	-	(1,600)
Balance at December 31, 2012	$(14,688)	$29	$413	$-	$(14,246)

Note 8: Fair Value Disclosures

The various inputs used to measure assets at fair value establish a hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three broad levels as follows:
1.	Level 1 – Quoted market prices in active markets for identical assets or liabilities.
2.
Level 2 –Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

3.	Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

       The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$11,103	$-
Available-for-sale securities – equity securities	$380	$-	$-

	Fair Value Measurements at December 31, 2011 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$8,251	$-
Available-for-sale securities – equity securities	$629	$-	$-

The Company determines the fair value of the marketable securities that are available-for-sale through quoted market prices.  The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.  The trading securities are comprised of the SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company.  Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. As a result, the Company classified these investments as using level 2 inputs.  The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.  For the year ended December 31, 2012 there were no significant transfers in or out of levels 1, 2 or 3.

At December 31, 2012 and 2011, amounts outstanding under the Company’s credit facility were $107,000,000 and $203,300,000 and based on quotes from the lender (level 2 inputs) is similar to the fair values of these amounts at the respective dates.  The borrowings under our revolving credit facility bear interest at the variable rate described in Note 6.  The Company is subject to interest rate risk on the variable component of the interest rate.  In 2008 the Company entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit facility to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense; this agreement terminated in September 2011.

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

Note 9: Commitments and Contingencies

Lease Commitments - Minimum annual rentals, principally for noncancelable real estate and equipment leases with terms in excess of one year, in effect at December 31, 2012, are summarized in the following table:

(in thousands)
2013	$7,011
2014	6,568
2015	5,259
2016	3,321
2017	1,902
Thereafter	7,329
Total rental commitments	$31,390

Total rental expense, including short-term rentals, charged to operations was approximately $18,224,000 in 2012, $19,814,000 in 2011 and $11,970,000 in 2010.

Income Taxes - The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments.

Sales and Use Taxes - The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statute that could result in unfavorable outcomes.  Any probable and estimable assessment costs are included in accrued state, local and other taxes.

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

The Company’s projected benefit obligation exceeds the fair value of the plan assets under its pension plan by $13.2 million and thus the plan was under-funded as of December 31, 2012.

The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2012	2011
(in thousands)
Accumulated Benefit Obligation at end of year	$42,699	$38,278

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$38,278	$35,873
Service cost	—	—
Interest cost	1,869	1,916
Amendments	—	—
Actuarial loss	4,221	2,123
Benefits paid	(1,669)	(1,634)
Projected benefit obligation at end of year	$42,699	$38,278
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$24,180	$26,523
Actual return on plan assets	2,712	(1,309)
Employer contribution	4,296	600
Benefits paid	(1,669)	(1,634)
Fair value of plan assets at end of year	29,519	24,180

Funded status at end of year	$(13,180)	$(14,098)

December 31,	2012	2011
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(13,180)	(14,098)
	$(13,180)	$(14,098)

December 31,	2012	2011
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss (gain)	$23,129	$20,441
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$23,129	$20,441

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2012 and 2011 has been disclosed above.  The Company uses a December 31 measurement date for this qualified plan.

Amounts recognized in the consolidated balance sheets consist of:

December 31,	2012	2011
(in thousands)
Funded status	$(13,180)	$(14,098)
SERP liability	(13,363)	(10,347)
Long-term pension liability	$(26,543)	$(24,445)

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974.  Amounts contributed to the plan totaled $4,296,000 in 2012 and $600,000 in 2011.

The components of net periodic benefit cost are summarized as follows:
Years ended December 31,	2012	2011	2010
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,869	1,916	1,893
Expected return on plan assets	(1,846)	(1,831)	(1,720)
Amortization of net loss	667	463	409
Net periodic benefit plan cost	$690	$548	$582

The Company recognized pre-tax decreases to the funded status in accumulated other comprehensive loss of $2,688,000 in 2012, $4,800,000 in 2011 and $2,125,000 in 2010.  There were no previously unrecognized prior service costs as of December 31, 2012, 2011 and 2010.  The pre-tax amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

(in thousands)	2012	2011	2010
Net loss	$3,355	$5,263	$2,534
Amortization of net loss	(667)	(463)	(409)
Net transition obligation (asset)	—	—	—
Amount recognized in accumulated other comprehensive loss	$2,688	$4,800	$2,125

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2013 are as follows:

(in thousands)	2013
Amortization of net loss	$789
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic benefit plan cost	$789

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2012	2011	2010
Projected Benefit Obligation:
Discount rate	4.16%	5.00%	5.49%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	5.00%	5.49%	6.00%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

The Company’s expected return on assets assumption is derived from a detailed periodic assessment conducted by its management and its investment advisor. It includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits.  While the study gives appropriate consideration to recent fund performance and historical returns, the rate of return assumption is derived primarily from a long-term, prospective view.  Based on its recent assessment, the Company has concluded that its expected long-term return assumption of seven percent is reasonable.

The plan’s weighted average asset allocation at December 31, 2012 and 2011 by asset category along with the target allocation for 2013 are as follows:

Asset Category	Target Allocation for 2013		Percentage of Plan Assets as of December 31, 2012	Percentage of Plan Assets as of December 31, 2011
Cash and Cash Equivalents	0% -	5%	0.2%	0.7%
Debt Securities – Core Fixed Income	15% -	50%	20.2%	23.2%
Tactical – Fund of Equity and Debt Securities	10% -	20%	15.1%	16.3%
Domestic Equity Securities	30% -	50%	15.2%	15.2%
Global Equity Securities	10% -	20%	16.0%	14.8%
International Equity Securities	10% -	20%	15.1%	14.6%
Real Estate	0% -	10%	9.2%	5.6%
Real Return	0% -	10%	9.0%	9.6%
Other	0% -	5%	0.0%	0.0%
Total		100%	100.0%	100.0%

The Company’s overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers.  Equity securities primarily include investments in large-cap and mid-cap companies.  Fixed-income securities include corporate bonds of companies in diversified securities, mortgage-backed securities, and U.S. Treasuries.  Other types of investments include hedge funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits.  The investment policy establishes a target allocation for each asset class which is rebalanced as required.  The plans utilize a number of investment approaches, including individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation.  The Company expects to contribute approximately $400,000 to the pension plan during fiscal year 2013.

Some of our assets, primarily our private equity, real estate and hedge funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments.  For the December 31, 2012 plan asset reporting, publicly traded asset pricing was used where possible.  For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events.

Included among the asset categories for the Plans’ investments are real estate and other investments comprised of investments in real estate and hedge funds.  These investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2010-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

The following tables present our plan assets using the fair value hierarchy as of December 31, 2012 and December 31, 2011. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.  See Note 8 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2012:

Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$61	$61	$-	$-
Fixed Income Securities	(2)	5,959	-	5,959	-
Domestic Equity Securities		4,475	4,475	-	-
Global Equity Securities		4,446	4,446	-	-
International Equity Securities	(3)	4,737	2,205	2,532	-
Tactical Composite	(4)	4,454	-	4,454	-
Real Estate	(5)	2,730	-	-	2,730
Real Return	(6)	2,657	-	2,657	-
		$29,519	$11,187	$15,602	$2,730

Fair Value Hierarchy as of December 31, 2011:

Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$175	$175	$-	$-
Fixed Income Securities	(2)	5,608	-	5,608	-
Domestic Equity Securities		3,680	3,680	-	-
Global Equity Securities		3,568	3,568	-	-
International Equity Securities	(3)	3,537	1,671	1,866	-
Tactical Composite	(4)	3,935	-	3,935	-
Real Estate	(5)	1,350	-	-	1,350
Real Return	(6)	2,327	-	2,327	-
		$24,180	$9,094	$13,736	$1,350

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Some international equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
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

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2012:

Investments (in thousands)	Balance at December 31, 2011	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2012

Real Estate	$1,350	$365	$1,015	$-	$2,730

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2011:

Investments (in thousands)	Balance at December 31, 2010	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2011

Real Estate	$1,210	$140	$-	$-	$1,350

Alternative Investments	275	(2)	(273)	-	-
	$1,485	$138	$(273)	$-	$1,350

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2013	$1,835
2014	1,942
2015	2,025
2016	2,220
2017	2,282
2018-2022	12,421

Supplemental Executive Retirement Plan (SERP)

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP.  The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligations of the SERP.   The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time.  Investments in COLI policies consisted of $44.3 million in variable life insurance policies as of December 31, 2012 and $17.7 million as of December 31, 2011.  In the COLI policies, the Company is able to allocate investment of the assets across a set of choices provided by the insurance company, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1.  The fair value of these assets totaled $11,103,000 as of December 31, 2012 and $8,251,000 as of December 31, 2011.  The SERP assets are reported in other assets on the balance sheet. The changes in the fair value of these assets, and normal insurance expenses are recorded in the consolidated statement of operations as part of other income (expense), net. Trading gains (losses) related to the SERP assets totaled $1,352,000 in 2012, $(194,000) for 2011, and $701,000 for 2010.  The SERP liability is recorded on the balance sheet in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the statement of operations.

401(k) Plan

RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than three months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. RPC matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the plan. Employees vest in the RPC contributions after three years of service. The charges to expense for the Company’s contributions to the 401(k) plan were approximately $5,088,000 in 2012, $4,074,000 in 2011 and $2,485,000 in 2010.

Stock Incentive Plans

The Company has issued stock options and restricted stock to employees under two 10 year stock incentive plans that were approved by stockholders in 1994 and 2004.  The 1994 plan expired in 2004.  The Company reserved 7,593,750 shares of common stock under the 2004 Plan which expires in 2014.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock which are discussed in detail below.  As of December 31, 2012, there were approximately 2,055,000 shares available for grants.

        The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards is based on their fair value at the grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. Cash flows related to share-based payment awards to employees that result in tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as a financing activity in the accompanying consolidated statements of cash flows.

Pre-tax stock-based employee compensation expense was $7,860,000 in 2012 ($4,991,000 after tax), $8,075,000 in 2011 ($5,128,000 after tax) and $4,909,000 in 2010 ($3,117,000 after tax).

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

        Transactions involving RPC’s stock options for the year ended December 31, 2012 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	704,689	$1.31	0.99 years
Granted	-	-	N/A
Exercised	704,689	1.31	N/A
Forfeited	-	-	N/A
Expired	-	-	N/A
Outstanding and exercisable at December 31, 2012	-	$-	-	$-

The total intrinsic value of stock options exercised was approximately $7,467,000 during 2012, $11,882,000 during 2011 and $2,293,000 during 2010.  Tax benefits associated with the exercise of stock options exercised totaled $431,000 during 2012 and $799,000 during 2011 and were credited to capital in excess of par value and are classified as financing cash flows.  There were no recognized excess tax benefits associated with the exercise of stock options during 2010.

Restricted Stock

The Company has granted employees time lapse restricted stock which vest after a stipulated number of years from the grant date, depending on the terms of the issue. Time lapse restricted shares issued vest in 20 percent increments annually starting with the second anniversary of the grant, over six years from the date of grant.  Grantees receive dividends declared and retain voting rights for the granted shares.  The agreement under which the restricted stock is issued provide that shares awarded may not be sold or otherwise transferred until restrictions or, established under the stock plans have lapsed. Upon termination of employment from RPC (other than due to death, disability or retirement on or after age 65), shares with restrictions must be returned to the Company.

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2012:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested shares at January 1, 2012	4,440,831	$6.62
Granted	1,146,750	11.69
Vested	(980,140)	5.51
Forfeited	(113,250)	8.17
Non-vested shares at December 31, 2012	4,494,191	$8.12

The fair value of restricted share awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense on a straight-line basis over the requisite service period.  The weighted average grant date fair value of these restricted stock awards was $11.69, $11.59 and $5.47 for the years ended December 31, 2012, 2011 and 2010, respectively.  The total fair value of shares vested was approximately $10,695,000 during 2012, $11,861,000 during 2011 and $5,079,000 during 2010.  The tax benefit for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value aggregating $2,293,000 for 2012, $2,572,000 for 2011 and $651,000 for 2010.  The excess tax deductions are classified as a financing activity in the accompanying consolidated statements of cash flows.

Other Information

As of December 31, 2012, total unrecognized compensation cost related to non-vested restricted shares was approximately $31,156,000 which is expected to be recognized over a weighted-average period of 3.3 years.  As of December 31, 2012, there was no unrecognized compensation cost related to non-vested stock options.

The Company received cash from options exercised of $544,000 during 2012, $728,000 during 2011, and $240,000 during 2010. These cash receipts are classified as a financing activity in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled approximately $377,000 during 2012, $720,000 during 2011 and $144,000 during 2010 and have been excluded from the consolidated statements of cash flows.

Note 11: Related Party Transactions

Related Party Transactions

Marine Products Corporation

Effective in 2001, the Company spun off the business conducted through Chaparral Boats, Inc. (“Chaparral”), RPC’s former powerboat manufacturing segment.  RPC accomplished the spin-off by contributing 100 percent of the issued and outstanding stock of Chaparral to Marine Products Corporation (a Delaware corporation) (“Marine Products”), a newly formed wholly owned subsidiary of RPC, and then distributing the common stock of Marine Products to RPC stockholders.  In conjunction with the spin-off, RPC and Marine Products entered into various agreements that define the companies’ relationship.

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products.  Charges from the Company (or from corporations that are subsidiaries of the Company) for such services aggregated approximately $544,000 in 2012, $639,000 in 2011 and $689,000 in 2010. The Company’s receivable due from Marine Products for these services was approximately $94,000 as of December 31, 2012 and was approximately $3,000 as of December 31, 2011.  The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $1,676,000 in 2012, $1,469,000 in 2011 and $551,000 in 2010.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months notice.  The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $83,000 in 2012, $102,000 in 2011 and $94,000 in 2010.

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

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2012, 2011 and 2010 are shown in the following table:

	Technical Services	Support Services	Corporate	(Loss) Gain on disposition of assets, net	Total
(in thousands)
2012
Revenues	$1,794,015	$151,008	$—	$—	$1,945,023
Operating profit (loss)	420,231	45,912	(17,654)	(6,099)	442,390
Capital expenditures	277,686	46,053	5,197	—	328,936
Depreciation and amortization	183,762	30,707	430	—	214,899
Identifiable assets	1,128,124	175,611	63,428	—	1,367,163
2011
Revenues	$1,663,793	$146,014	$—	$—	$1,809,807
Operating profit (loss)	451,259	51,672	(17,019)	(3,831)	482,081
Capital expenditures	369,568	42,837	3,995	—	416,400
Depreciation and amortization	152,252	27,464	189	—	179,905
Identifiable assets	1,103,341	177,974	56,896	—	1,338,211
2010
Revenues	$979,834	$116,550	$—	$—	$1,096,384
Operating profit (loss)	217,144	31,086	(13,143)	3,758	238,845
Capital expenditures	163,362	23,012	1,112	—	187,486
Depreciation and amortization	106,480	26,640	240	—	133,360
Identifiable assets	668,081	158,577	61,213	—	887,871

The following summarizes selected information between the United States and all international locations combined for the years ended December 31, 2012, 2011 and 2010. The revenues are presented based on the location of the use of the product or service. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

Years ended December 31,	2012	2011	2010
(in thousands)
United States Revenues	$1,870,815	$1,757,661	$1,041,461
International Revenues	74,208	52,146	54,923
	$1,945,023	$1,809,807	$1,096,384

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

As of the end of the period covered by this report, December 31, 2012 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).   Management’s report on internal control over financial reporting is included on page 29 of this report.  Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2012 and issued a report thereon which is included on page 30 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the RPC Proxy Statement for its 2013 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 13 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2013 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

Code of Ethics

RPC, Inc. has a Code of Business Conduct that applies to all employees. In addition, the Company has a Code of Business Conduct and Ethics for Directors and Executive Officers and Related Party Transaction Policy. Both of these documents are available on the Company’s Web site at www.rpc.net.  Copies are available at no charge by writing to Attention: Human Resources, RPC, Inc., 2801 Buford Highway, Suite 520, N.E., Atlanta GA 30329.

RPC, Inc. intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its code that relates to any elements of the code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2013 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the RPC Proxy Statement for its 2013 Annual Meeting of Stockholders, in the sections “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2012.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	-	$-	-	(1)
Equity compensation plans not approved by securityholders	-	-	-
Total	-	$-	-

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 10 to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2013 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions.”  Information regarding director independence will be included in the RPC Proxy Statement for its 2013 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.”  This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled “Independent Registered Public Accounting Firm” in the RPC Proxy Statement for its 2013 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

10.6	Form of stock option grant agreement (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2004).

10.7	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).

10.8	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).

10.9	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.10	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

10.11	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

10.12	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).

10.14	Summary of Compensation Arrangements with Non-Employee Directors (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 4, 2011).

10.17	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).

10.18	Summary of Compensation Arrangements with Non-Employee Directors.

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).
3.1C	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q filed August 2, 2011).
3.2	Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on October 25, 2007).
4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).
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
10.15
Credit Agreement dated August 31, 2010 between the Company, Banc of America, N.A., SunTrust Bank, Regions Bank and certain other lenders party thereto (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed on September 7, 2010).

10.16
Amendment and No. 1 to Credit agreement dated as of June 16, 2011 between the Company, the Subsidiary Loan Parties party thereto, Bank of America, N.A. and certain other lenders party thereto (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on February 29, 2012).

10.17	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.18	Summary of Compensation Arrangements with Non-Employee Directors.
21	Subsidiaries of RPC
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors

31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, Inc.
/s/ Richard A. Hubbell
Richard A. Hubbell President and Chief Executive Officer (Principal Executive Officer) March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2013

/s/ Ben M. Palmer
Ben M. Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013

The Directors of RPC (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	James A. Lane, Jr., Director
Wilton Looney, Director	Linda H. Graham, Director
Gary W. Rollins, Director	Bill J. Dismuke, Director
Henry B. Tippie, Director	Larry L. Prince, Director
James B. Williams, Director

/s/ Richard A. Hubbell
Richard A. Hubbell
Director and as Attorney-in-fact
March 1, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE
Schedule II — Valuation and Qualifying Accounts	62

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended December 31, 2012, 2011 and 2010
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries		Balance at End of Period
Year ended December 31, 2012
Allowance for doubtful accounts	$8,093	$1,784	$(767	) (1)	$9,110
Deferred tax asset valuation allowance	$1,295	$—	$(292	) (2)	$1,003
Year ended December 31, 2011
Allowance for doubtful accounts	$8,694	$2,868	$(3,469	) (1)	$8,093
Deferred tax asset valuation allowance	$1,295	$—	$—		$1,295
Year ended December 31, 2010
Allowance for doubtful accounts	$3,210	$4,812	$672	(1)	$8,694
Deferred tax asset valuation allowance	$1,550	$—	$(255	) (2)	$1,295

(1)	Net (deductions) recoveries in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	The valuation allowance for deferred tax assets is increased or decreased each year to reflect the state net operating losses that management believes will not be utilized before they expire.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters ended	March 31	June 30	September 30	December 31
(in thousands except per share data)
2012
Revenues	$502,557	$500,106	$472,418	$469,942
Operating profit	130,857	119,858	102,368	89,307
Net income	$80,755	$72,260	$66,040	$55,381
Net income per share — basic (a)	$0.37	$0.34	$0.31	$0.26
Net income per share — diluted (a)	$0.37	$0.33	$0.30	$0.26
2011
Revenues	$381,761	$443,029	$502,235	$482,782
Operating profit	106,326	119,267	134,454	122,034
Net income	$65,524	$73,165	$83,111	$74,581
Net income per share — basic (a)	$0.30	$0.34	$0.38	$0.34
Net income per share — diluted (a)	$0.30	$0.33	$0.38	$0.34

(a)	The sum of the income per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.