Form 10-Q
period 2013-03-31
RPC INC
filed 2013-05-01
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of April 19, 2013, RPC, Inc. had 220,559,230 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012
(In thousands)
(Unaudited)

	March 31, 2013	December 31, 2012
		(Note 1)
ASSETS

Cash and cash equivalents	$10,283	$14,163
Accounts receivable, net	375,126	387,530
Inventories	132,682	140,867
Deferred income taxes	5,952	5,777
Income taxes receivable	11,996	4,234
Prepaid expenses	10,516	10,762
Other current assets	4,110	4,494
Total current assets	550,665	567,827
Property, plant and equipment, net	758,587	756,326
Goodwill	24,093	24,093
Other assets	19,231	18,917
Total assets	$1,352,576	$1,367,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$122,797	$109,846
Accrued payroll and related expenses	24,976	32,053
Accrued insurance expenses	6,404	6,152
Accrued state, local and other taxes	5,026	7,326
Income taxes payable	777	6,428
Other accrued expenses	1,397	2,706
Total current liabilities	161,377	164,511
Long-term accrued insurance expenses	10,714	10,400
Notes payable to banks	87,600	107,000
Long-term pension liabilities	27,798	26,543
Deferred income taxes	150,210	155,007
Other long-term liabilities	2,388	4,470
Total liabilities	440,087	467,931
Common stock	22,056	22,014
Retained earnings	904,860	891,464
Accumulated other comprehensive loss	(14,427)	(14,246)
Total stockholders’ equity	912,489	899,232
Total liabilities and stockholders’ equity	$1,352,576	$1,367,163

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2013	2012

Revenues	$425,821	$502,557
Cost of revenues	268,227	273,799
Selling, general and administrative expenses	44,914	44,927
Depreciation and amortization	52,821	51,570
Loss on disposition of assets, net	2,640	1,404
Operating profit	57,219	130,857
Interest expense	(340)	(596)
Interest income	5	5
Other income, net	555	920
Income before income taxes	57,439	131,186
Income tax provision	22,363	50,431
Net income	$35,076	$80,755

Earnings per share
Basic	$0.16	$0.37
Diluted	$0.16	$0.37

Dividends per share	$0.10	$0.08

Average shares outstanding
Basic	216,194	215,620
Diluted	217,525	217,350

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012

Net income	$35,076	$80,755

Other comprehensive income (loss), net of taxes:
Pension adjustment	124	106
Foreign currency translation	(244)	101
Unrealized loss on securities
and reclassification adjustments	(61)	(5)
Comprehensive income	$34,895	$80,957

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2012	220,144	$22,014	$—	$891,464	$(14,246)	$899,232
Stock issued for stock incentive
plans, net	761	76	1,695	335	—	2,106
Stock purchased and retired	(346)	(34)	(4,927)	—	—	(4,961)
Net income	—	—	—	35,076	—	35,076
Pension adjustment, net of taxes	—	—	—	—	124	124
Foreign currency translation,
net of taxes	—	—	—	—	(244)	(244)
Unrealized loss on securities,
net of taxes	—	—	—	—	(61)	(61)
Dividends declared	—	—	—	(22,015)	—	(22,015)
Excess tax benefits for share-
based payments	—	—	3,232	—	—	3,232
Balance, March 31, 2013	220,559	$22,056	$—	$904,860	$(14,427)	$912,489

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$35,076	$80,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	53,572	51,605
Stock-based compensation expense	2,105	1,901
Loss on disposition of assets, net	2,640	1,404
Deferred income tax provision	(5,009)	(11,290)
Excess tax benefits for share-based payments	(3,232)	(2,067)
(Increase) decrease in assets:
Accounts receivable	12,325	35,600
Income taxes receivable	(4,530)	12,311
Inventories	8,017	(11,291)
Prepaid expenses	246	1,153
Other current assets	234	578
Other non-current assets	(324)	(4,197)
Increase (decrease) in liabilities:
Accounts payable	4,578	12,583
Income taxes payable	(5,651)	24,698
Accrued payroll and related expenses	(7,077)	(6,929)
Accrued insurance expenses	252	394
Accrued state, local and other taxes	(2,300)	635
Other accrued expenses	(1,296)	(908)
Pension liabilities	1,451	(2,027)
Long-term accrued insurance expenses	314	254
Other non-current liabilities	(2,082)	(1,542)
Net cash provided by operating activities	89,309	183,620

INVESTING ACTIVITIES
Capital expenditures	(53,040)	(121,408)
Proceeds from sale of assets	2,995	3,680
Net cash used for investing activities	(50,045)	(117,728)

FINANCING ACTIVITIES
Payment of dividends	(22,015)	(17,571)
Borrowings from notes payable to banks	227,600	282,100
Repayments of notes payable to banks	(247,000)	(304,600)
Excess tax benefits for share-based payments	3,232	2,067
Cash paid for common stock purchased and retired	(4,961)	(29,675)
Proceeds received upon exercise of stock options	—	128
Net cash used for financing activities	(43,144)	(67,551)

Net decrease in cash and cash equivalents	(3,880)	(1,659)
Cash and cash equivalents at beginning of period	14,163	7,393
Cash and cash equivalents at end of period	$10,283	$5,734

Supplemental cash flows disclosure:
Interest paid, net of amount capitalized	$26	$357
Income taxes paid, net	$37,591	$24,879
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$32,812	$29,468

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

During 2013, the Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncements:

Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. In addition, an entity is required to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The Company adopted these provisions in the first quarter of 2013 and has included the required additional disclosures in the accompanying financial statements and notes.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The amendments to the Codification in this ASU are part of an ongoing effort to bring congruence between U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU require an entity to disclose information about derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy and can be presented as a single net amount in the statement of financial position.  The Company adopted these provisions in the first quarter of 2013 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

Accounting Standards Update 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in this ASU requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent should release the cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both: (1) events that result in the loss of a controlling financial interest in a foreign entity; and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date.  Upon the occurrence of those events, the cumulative translation adjustment should be released into net income.  The amendments in this ASU are effective prospectively for fiscal years beginning after December 15, 2013 and for interim reporting periods within those years, with early adoption being permitted.  The Company plans to adopt these provisions in the first quarter of 2014 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of weighted average shares outstanding is as follows:

	Three months ended March 31,
(In thousands except per share data )	2013	2012
Net income available for stockholders:	$35,076	$80,755
Less: Dividends paid	(22,015)	(17,571)
Undistributed earnings	$13,061	$63,184

Basic shares outstanding:
Common stock	211,873	211,079
Restricted shares of common stock	4,321	4,541
	216,194	215,620
Diluted shares outstanding:
Common stock	211,873	211,079
Dilutive effect of stock based awards	1,331	1,730
	213,204	212,809
Restricted shares of common stock	4,321	4,541
	217,525	217,350

Earnings Per Share (EPS) under the two-class method generated a reduction of $0.01 in the reported basic EPS of the restricted shares of common stock for the three months ended March 31, 2013 and 2012.

5.	STOCK-BASED COMPENSATION

The Company reserved 11,390,625 shares of common stock under its 2004 Stock Incentive Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock.  As of March 31, 2013, there were approximately 1,294,000 shares available for grants.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2013	2012
Pre-tax expense	$2,105	1,901
After tax expense	$1,337	1,207

Stock Options

There were no stock options exercised during 2013 and there are no stock options outstanding as of March 31, 2013.  The total intrinsic value of stock options exercised was approximately $835,000 during the three months ended March 31, 2012.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2012	4,494,191	$8.12
Granted	852,000	13.68
Vested	(1,078,534)	6.36
Forfeited	(91,057)	9.54
Non-vested shares at March 31, 2013	4,176,600	$9.67

The total fair value of shares vested during the three months ended March 31, 2013 was approximately $15,471,000 and during the three months ended March 31, 2012 was approximately $10,695,000.  Tax benefits for compensation tax deductions in excess of compensation expense for restricted stock totaled approximately $3,232,000 for the three months ended March 31, 2013 and $2,067,000 for the three months ended March 31, 2012 and were credited to capital in excess of par value and classified as financing cash flows.

As of March 31, 2013, total unrecognized compensation cost related to non-vested restricted shares was approximately $40,685,000 which is expected to be recognized over a weighted-average period of 3.9 years.

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

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended March 31,
(in thousands)	2013	2012
Revenues:
Technical Services	$394,011	$461,521
Support Services	31,810	41,036
Total revenues	$425,821	$502,557
Operating profit:
Technical Services	$58,501	$123,531
Support Services	6,258	13,985
Corporate	(4,900)	(5,255)
Loss on disposition of assets, net	(2,640)	(1,404)
Total operating profit	$57,219	$130,857
Interest expense	(340)	(596)
Interest income	5	5
Other income (expense), net	555	920
Income before income taxes	$57,439	$131,186

Three months ended March 31, 2013	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at March 31, 2013	$1,090,511	$194,967	$67,098	$1,352,576
Capital expenditures	44,072	8,480	488	53,040
Depreciation and amortization	$44,781	$7,868	$172	$52,821

7.     INVENTORIES

Inventories of $132,682,000 at March 31, 2013 and $140,867,000 at December 31, 2012 consist of raw materials, parts and supplies.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended March 31,
(in thousands)	2013	2012

Service cost	$-	$-
Interest cost	435	467
Expected return on plan assets	(510)	(462)
Amortization of net losses	196	167
Net periodic benefit cost	$121	$172

Subsequent to March 31, 2013, the Company contributed approximately $0.8 million to this plan.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $11,717,000 as of March 31, 2013 and $11,103,000 as of December 31, 2012. The SERP assets are reported in non-current other assets on the consolidated balance sheet and changes related to the fair value of these assets are recorded in the consolidated statement of operations as part of other (expense) income, net. Trading gains (losses) related to the SERP assets totaled approximately as follows:

	Three months ended March 31,
(in thousands)	2013	2012

Gains (losses), net	$614	$650

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

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.  The Company was in compliance with these covenants for the three months ended March 31, 2013.

At March 31, 2013, the Company had outstanding borrowings of $87.6 million under the facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaling $18.0 million; therefore, a total of $244.4 million of the facility was available.

Interest incurred on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended March 31,
	2013	2012
(in thousands except interest rate data)
Interest incurred	$594	$923
Capitalized interest	$241	$321
Weighted average interest rate	3.0%	2.1%

10.   INCOME TAXES

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the three months ended March 31, 2013, the income tax provision reflects an effective tax rate of 38.9 percent, compared to an effective tax rate of 38.4 percent for the comparable period in the prior year.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of March 31, 2013 and December 31, 2012:

	Fair value measurements at March 31, 2013 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$11,717	$-
Available for sale securities	283	-	-

	Fair value measurements at December 31, 2012 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$11,103	$-
Available for sale securities	380	-	-

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

The outstanding balance on the Revolving Credit Agreement was $87.6 million at March 31, 2013 and $107.0 million at December 31, 2012 which approximated the fair values. The fair value of these borrowings was based on quotes from the lender (level 2 inputs).  The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):
	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2012	$(14,688)	$29	$413	$(14,246)
Change during the quarter:
Before-tax amount	–	(96)	(244)	(340)
Tax (expense) benefit	–	35	-	35
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	124	-	-	124
Total activity for the quarter	124	(61)	(244)	(181)
Balance at March 31, 2013	$(14,564)	$(32)	$169	$(14,427)
(1)	Reported as part of selling, general and administrative expenses.

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2011	$(12,981)	$187	$148	$(12,646)
Change during the quarter:
Before-tax amount	–	(8)	159	151
Tax (expense) benefit	–	3	(58)	(55)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	106	-	-	106
Total activity for the quarter	106	(5)	101	202
Balance at March 31, 2012	$(12,875)	$182	$249	$(12,444)
(1)	Reported as part of selling, general and administrative expenses.

RPC, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 23.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 is incorporated herein by reference.  In 2013, the Company’s strategy of utilizing equipment in unconventional basins has continued, although we recently curtailed our capital expenditures for new equipment due to the low price of natural gas and a low natural gas drilling rig count.  During the first quarter of 2013, we made approximately $53.0 million in capital expenditures primarily for the maintenance of our existing revenue-producing equipment as well as new equipment, which were significantly lower than our capital expenditures during the first quarter of 2012.   Although the price of natural gas has increased recently, the low prices in 2011 and 2012 negatively impacted customer activity levels in natural gas basins.  For this reason, we are now focusing on oil and natural gas liquids directed basins where customer activity levels are higher.  We anticipate that capital expenditures will continue at these lower levels as compared to the prior year.

During the first quarter of 2013, revenues decreased 15.3 percent to $425.8 million compared to the same period in the prior year.  The decrease in revenues resulted primarily from competitive pricing coupled with lower activity levels in most of our service lines.  International revenues for the first quarter of 2013 decreased 6.4 percent to $16.2 million compared to the same period in the prior year.  International revenues reflect decreases in customer activity levels primarily in New Zealand partially offset by increases in Canada and Mexico.  We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of revenues as a percentage of revenues increased during the first quarter of 2013 in comparison to the same period of the prior year due to increasingly competitive pricing for our services, coupled with continued relatively high activity levels.

Selling, general and administrative expenses as a percentage of revenues increased to 10.5 percent in the first quarter of 2013 compared to 8.9 percent in the same period in the prior year.  This percentage increase was primarily due to the relatively fixed nature of many of these expenses over the short term.

Income before income taxes was $57.4 million for the three months ended March 31, 2013 compared to $131.2 million in the same period of 2012.  The effective tax rate for the three months ended March 31, 2013 was 38.9 percent compared to 38.4 percent in the same period of the prior year. Diluted earnings per share were $0.16 for the three months ended March 31, 2013 compared to $0.37 in the same period of 2012.  Cash flows from operating activities were $89.3 million for the three months ended March 31, 2013 compared to $183.6 million in the same period of 2012 due primarily to a decrease in net income and the impact of working capital changes. The notes payable to banks decreased to $87.6 million as of March 31, 2013 compared to $107.0 million as of December 31, 2012.

RPC, INC. AND SUBSIDIARIES

We expect capital expenditures to be approximately $275 million during full year 2013 although this amount will ultimately depend upon market conditions and other factors.  Our capital expenditures for the remainder of 2013 will be directed primarily towards capitalized equipment maintenance.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a recent cyclical peak of 2,031 during the third quarter of 2008.  The global recession that began during the fourth quarter of 2007 precipitated the steepest annualized rig count decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the second quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009.  Between its cyclical trough in the second quarter of 2009 and its most recent peak during the fourth quarter of 2011, U.S. domestic drilling activity increased by approximately 129 percent.  Beginning late in the fourth quarter of 2011, the domestic drilling rig count began to decline and continued to steadily decline throughout 2012 and during the first quarter of 2013.    Unconventional activity as a percentage of total oilfield activity has grown steadily over the past several years and was approximately 75 percent of total wells drilled during 2012 and the first quarter of 2013.

The current and projected prices of oil and natural gas are important catalysts for U.S. domestic drilling activity.  The price of natural gas declined steadily during 2011 and the first quarter of 2012.  Although the price of natural gas began to recover during the third and fourth quarters of 2012 and the first quarter of 2013, its price remains too low to encourage drilling in the service-intensive natural gas resource shale plays in the U.S. domestic market.  The price of natural gas liquids has become an increasingly important determinant of our customers’ activities, since its sales comprise a large part of our customers’ revenues, and it is produced in many of the shale resource plays that also produce oil.  During 2012, the average price of benchmark natural gas liquids was 31.4 percent lower than in the prior year, and it declined an additional 3.3 percent during the first quarter of 2013 compared to the fourth quarter of 2012.  These trends have negative implications for our near-term activity levels and our financial results, since the recent decline in domestic drilling activity is due to declines in natural gas-directed drilling.  On the other hand, the average price of oil remained high during 2012, and increased by 7.2 percent in the first quarter of 2013 compared to the fourth quarter of 2012.  The price of oil should continue to have a positive impact on our customers’ activity levels and our financial results since there are a number of significant U.S. domestic shale resource plays which produce oil, and RPC has operational locations and revenue-producing equipment in these locations.

The effect of these trends is evident in the current composition of the U.S. domestic rig count, approximately 76 percent of which was directed towards oil during the first quarter of 2013.  We believe that this trend will continue due to continued low prices for natural gas, as well as high production from existing natural gas wells.  We do not believe that the overall rig count will increase during 2013 unless the price of natural gas increases significantly.

We continue to monitor the market for our services and the competitive environment in 2013.  We are concerned about the continued low price of natural gas and natural gas liquids, and the fact that the high cost of completing wells in many unconventional shale plays has discouraged our customers from conducting drilling and completion activities in these areas until these commodity prices improve.  In addition, we continue to monitor our customers’ financial condition, because the prolonged low price of natural gas may cause financial distress among our less well-capitalized customers, thus jeopardizing timely collection of our accounts receivable.  We also monitor the competitive environment because the high historical financial returns and favorable long-term outlook for our industry attracted new entrants and encouraged existing service companies to purchase additional revenue-producing equipment during 2011 and 2012.  Due to the decline in domestic drilling activity that began in the fourth quarter of 2011, as well as the decrease in service-intensive drilling activities related to natural gas-directed shale plays, we believe that there is an excess of service capacity in the U.S. domestic market at the present time.  Additionally, many of the contractual agreements in our pressure pumping service line expired during 2012, and we now operate the majority of our fleets in the spot market, which in the current market has resulted in lower utilization and pricing.  Because of these concerns, we anticipate that our equipment purchases will be lower in 2013 than in 2012.  Our consistent response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending.  Although we have used our bank credit facility to finance our expansion, we will continue to maintain a conservative financial structure by industry standards.  Early in the second quarter of 2013, the direction of many of the catalysts impacting our revenues and profitability is uncertain; therefore, we cannot state an opinion regarding the Company’s consolidated revenues and profitability in 2013 compared to 2012, although we are encouraged by the recent increases in and the current price level of natural gas.

RPC, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

	Three months ended March 31,
	2013	2012

Consolidated revenues [in thousands]	$425,821	$502,557
Revenues by business segment [in thousands]:
Technical	$394,011	$461,521
Support	31,810	41,036

Consolidated operating profit [in thousands]	$57,219	$130,857
Operating profit by business segment [in thousands]:
Technical	$58,501	$123,531
Support	6,258	13,985
Corporate	(4,900)	(5,255)
(Loss) gain on disposition of assets, net	(2,640)	(1,404)

Percentage cost of revenues to revenues	63.0%	54.5%
Percentage selling, general & administrative expenses to revenues	10.5%	8.9%
Percentage depreciation and amortization expense to revenues	12.4%	10.3%
Average U.S. domestic rig count	1,758	1,990
Average natural gas price (per thousand cubic feet (mcf))	$3.50	$2.41
Average oil price (per barrel)	$94.40	$102.99

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Revenues.  Revenues for the three months ended March 31, 2013 decreased 15.3 percent compared to the three months ended March 31, 2012.  Domestic revenues of $409.7 million decreased 15.6 percent compared to the same period in the prior year.  The decreases in revenues are due primarily to competitive pricing coupled with lower activity levels in most of our service lines.  International revenues of $16.2 million decreased 6.4 percent for the three months ended March 31, 2013 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be volatile in nature.

The average price of natural gas were 45.2 percent higher while the average price of oil was 8.3 percent lower during the first quarter of 2013 as compared to the same period in the prior year.  The average domestic rig count during the quarter was approximately 11.7 percent lower than the same period in 2012.

The Technical Services segment revenues for the quarter decreased 14.6 percent compared to the same period in the prior year.  Revenues in this segment decreased due primarily to increasingly competitive pricing and lower activity levels.  The Support Services segment revenues for the quarter decreased by 22.5 percent compared to the same period in the prior year.  This decrease was due primarily to lower utilization and pricing within rental tools, the largest service line within this segment.  Operating profit in the Technical and Support Services segment declined due to lower revenues caused by more competitive pricing for our service lines.

RPC, INC. AND SUBSIDIARIES

Cost of revenues. Cost of revenues decreased 2.0 percent to $268.2 million for the three months ended March 31, 2013 compared to $273.8 million for the three months ended March 31, 2012.  Cost of revenues, as a percentage of revenues, increased in the first quarter of 2013 compared to the first quarter of 2012 due to increasingly competitive pricing for our services, coupled with continued relatively high activity levels.

Selling, general and administrative expenses.   Selling, general and administrative expenses were $44.9 million for the three months ended March 31, 2013 and 2012.  However, as a percentage of revenues, these costs increased to 10.5 percent during the three months ended March 31, 2013 compared to 8.9 percent during the same period in the prior year.  This percentage increase was primarily due to the relatively fixed nature of many of these expenses over the short term.

Depreciation and amortization.   Depreciation and amortization totaled $52.8 million for the three months ended March 31, 2013, a 2.4 percent increase, compared to $51.6 million for the quarter ended March 31, 2012.   The increase was due to assets placed in service over the prior twelve months.

Loss on disposition of assets, net.  Loss on disposition of assets, net was $2.6 million for the three months ended March 31, 2013 compared to $1.4 million for the three months ended March 31, 2012.  The loss on disposition of assets, net includes gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which requires early dispositions, or sales to customers of lost or damaged rental equipment.

Other income, net.  Other income, net was $555 thousand for the three months ended March 31, 2013 compared to $920 thousand for the same period in the prior year. Other income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan.

 Interest expense and interest income.  Interest expense was $340 thousand for the three months ended March 31, 2013 compared to $596 thousand for the three months ended March 31, 2012.  The decrease in 2013 is due to a lower average debt balance on our revolving credit facility in the first quarter 2013 compared to the same period in the prior year.  Interest income was $5 thousand for the three months ended March 31, 2013 and 2012.

Income tax provision.  Income tax provision was $22.4 million during the three months ended March 31, 2013, compared to $50.4 million for the same period in 2012.  The effective tax rate of 38.9 percent for the three months ended March 31, 2013 was slightly higher than the 38.4 percent for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2013 were $10.3 million.  The following table sets forth the historical cash flows for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(In thousands)	2013	2012

Net cash provided by operating activities	$89,309	$183,620
Net cash used for investing activities	(50,045)	(117,728)
Net cash used for financing activities	(43,144)	(67,551)

Cash provided by operating activities for the three months ended March 31, 2013 decreased by $94.3 million compared to the prior year period. This decrease is due primarily to an unfavorable change of $64.0 million associated with working capital and a decrease in net income of $45.7 million.  The major components of the unfavorable change in working capital include: an unfavorable change of $47.2 million in income taxes receivable/payable related to the changes in the income tax estimate and the timing of payments; an unfavorable change of $23.3 million in accounts receivable due to the decline in revenues; and an unfavorable change of $8.0 million in accounts payable due primarily to the timing of payments; partially offset by a favorable change of $19.3 million in inventories which declined during the period ended March 31, 2013 due primarily to the drawdown of the levels of critical supplies that require longer lead times.

RPC, INC. AND SUBSIDIARIES

Cash used for investing activities for the three months ended March 31, 2013 decreased by $67.7 million, compared to the three months ended March 31, 2012, primarily as a result of lower capital expenditures.

Cash used for financing activities for the three months ended March 31, 2013 decreased by $24.4 million primarily as a result of lower open market share repurchases during the three months ended March 31, 2013 compared to the prior year period.

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2013 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months.  The Company currently has a $350 million revolving credit facility (the “Revolving Credit Agreement”) that matures in August 2015.  The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $87.6 million at March 31, 2013 and approximately $18.0 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  Accordingly, a total of $244.4 million was available under our facility as of March 31, 2013.  Additional information regarding our Revolving Credit Agreement is included in Note 9 to our Consolidated Financial Statements included in this report.

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

Cash Requirements

The Company currently expects that capital expenditures will be approximately $275 million during 2013, of which $53.0 million has been spent as of March 31, 2013.  We expect these expenditures for the remainder of 2013 to be primarily directed towards capitalized equipment maintenance.  The actual amount of 2013 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules and can be modified based on market conditions and other factors.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes.  The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable.  There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  Subsequent to March 31, 2013, the Company contributed approximately $0.8 million to this plan and does not expect to make any additional contributions during the remainder of 2013.

The Company’s Board of Directors announced a stock buyback program on March 9, 1998 authorizing the repurchase of 26,578,125 shares.  The Company did not repurchase any shares of common stock under the program during the three months ended March 31, 2013 and may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On April 23, 2013, the Board of Directors approved a $0.10 per share cash dividend payable June 10, 2013 to stockholders of record at the close of business May 10, 2013.   The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

RPC, INC. AND SUBSIDIARIES

INFLATION

    The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well.  Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers.  During 2012, the Company incurred higher employment costs due to a continued shortage of skilled labor in many of its markets, although these cost pressures have subsided during the first quarter of 2013.  The Company expects that labor cost pressures will continue in 2013, although to a lesser degree than in 2012.  In addition, the prices of certain raw materials used to provide the Company’s services fluctuated significantly during 2012 and the first quarter of 2013.  During 2012, the Company successfully mitigated some of the cost increases for raw materials by securing materials through additional sources and increasing amounts held in inventory.  The Company is continuing these efforts in 2013, although no assurance can be given that these efforts will be successful if price fluctuations for these raw materials continue.

OFF BALANCE SHEET ARRANGEMENTS

    The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship.  During the three months ended March 31, 2013, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling approximately $112,000 compared to $102,000 for the comparable period in 2012.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $405,000 for the three months ended March 31, 2013 and $400,000 for the three months ended March 31, 2012.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on three months notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $21,000 for the three months ended March 31, 2013 and 2012.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes in the critical accounting policies since year-end.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our belief that capital expenditures will be lower in 2013 than in 2012; our plan to continue to focus on international growth opportunities; our expectation for the amount and focus of our capital expenditures during 2013; our belief that the high price of oil should continue to have a positive impact on our customers’ activity levels and our financial results; our belief that the trend of an increased percentage of oil-directed drilling and a decreased percentage of gas-directed drilling will continue in the near term; our belief that the overall rig count will not increase during 2013 unless the price of natural gas increases significantly; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our plan to closely manage the amount drawn on our credit facility; our belief that the uncertain direction of many of the catalysts impacting our revenues and profitability cause us to be unable to state an opinion regarding the Company’s consolidated revenues and profitability in 2013 compared to 2012; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; expectations as to future payment of dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our belief that changes in foreign exchange rates is not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

        The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements.  Risk factors that could cause such future events not to occur as expected include those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, its other SEC filings and the following:  the declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, the potential impact of possible future regulations on hydraulic fracturing on our business, risks of international operations, and reliance on large customers.

 RPC, INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of March 31, 2013, there are outstanding interest-bearing advances of $87.6 million on our credit facility which bear interest at a floating rate.  A change in the interest rate of one percent on the outstanding balance of the credit facility at March 31, 2013 would cause a change of $0.9 million in total annual interest costs.

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

As of the end of the period covered by this report, March 31, 2013 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A.  RISK FACTORS

See risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the first quarter of 2013 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1

January 1, 2013 to January 31, 2013	346,007	(2)	$14.34	-	1,223,848

Month #2

February 1, 2013 to February 28, 2013	-		-	-	1,223,848

Month #3

March 1, 2013 to March 31, 2013	-		-	-	1,223,848

Totals	346,007		$14.34	-	1,223,848
(1)
The Company’s Board of Directors announced a stock buyback program in March 1998 authorizing the repurchase of 26,578,125 shares in the open market.  There were no shares purchased on the open market during the first quarter of 2013.  Currently the program does not have a predetermined expiration date.

(2)	Consists of shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

RPC, INC. AND SUBSIDIARIES

ITEM 4.  MINE SAFETY DISCLOSURES

The information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5.  OTHER INFORMATION

None

RPC, INC. AND SUBSIDIARIES

ITEM 6.  Exhibits

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2012).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2007).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1 95.1 101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
Section 906 certifications for Chief Executive Officer and Chief Financial Officer.

Mine Safety Disclosures

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

RPC, INC.

/s/ Richard A. Hubbell
Date: May 1, 2013	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 1, 2013	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)