Form 10-Q
period 2013-06-30
RPC INC
filed 2013-07-31
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of July 19, 2013, RPC, Inc. had 219,356,447 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012
(In thousands)
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS		(Note 1)

Cash and cash equivalents	$10,259	$14,163
Accounts receivable, net	380,951	387,530
Inventories	134,170	140,867
Deferred income taxes	7,662	5,777
Income taxes receivable	-	4,234
Prepaid expenses	8,056	10,762
Other current assets	5,294	4,494
Total current assets	546,392	567,827
Property, plant and equipment, net	739,624	756,326
Goodwill	24,093	24,093
Other assets	18,873	18,917
Total assets	$1,328,982	$1,367,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$108,286	$109,846
Accrued payroll and related expenses	28,800	32,053
Accrued insurance expenses	6,321	6,152
Accrued state, local and other taxes	7,932	7,326
Income taxes payable	10,111	6,428
Other accrued expenses	1,098	2,706
Total current liabilities	162,548	164,511
Long-term accrued insurance expenses	11,005	10,400
Notes payable to banks	67,200	107,000
Long-term pension liabilities	27,066	26,543
Deferred income taxes	141,382	155,007
Other long-term liabilities	2,634	4,470
Total liabilities	411,835	467,931
Common stock	21,936	22,014
Retained earnings	909,867	891,464
Accumulated other comprehensive loss	(14,656)	(14,246)
Total stockholders’ equity	917,147	899,232
Total liabilities and stockholders’ equity	$1,328,982	$1,367,163

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues	$457,566	$500,106	$883,387	$1,002,663
Cost of revenues	287,578	281,279	555,805	555,078
Selling, general and administrative expenses	47,611	43,115	92,525	88,042
Depreciation and amortization	52,767	53,950	105,588	105,520
Loss on disposition of assets, net	1,757	1,904	4,397	3,308
Operating profit	67,853	119,858	125,072	250,715
Interest expense	(942)	(650)	(1,282)	(1,246)
Interest income	60	4	65	9
Other (expense) income, net	(191)	(880)	364	40
Income before income taxes	66,780	118,332	124,219	249,518
Income tax provision	26,364	46,072	48,727	96,503
Net income	$40,416	$72,260	$75,492	$153,015

Earnings per share
Basic	$0.19	$0.34	$0.35	$0.71
Diluted	$0.19	$0.33	$0.35	$0.71

Dividends per share	$0.10	$0.08	$0.20	$0.16

Weighted Average shares outstanding
Basic	215,883	214,893	216,039	215,241
Diluted	216,695	216,127	217,190	216,780

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income	$40,416	$72,260	$75,492	$153,015

Other comprehensive income (loss), net of taxes:
Pension adjustment	124	106	248	212
Foreign currency translation	(383)	(119)	(627)	(18)
Unrealized gain (loss) on securities
and reclassification adjustments	30	(116)	(31)	(121)
Comprehensive income	$40,187	$72,131	$75,082	$153,088

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(In thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance, December 31, 2012	220,144	$22,014	$—	$891,464	($14,246)	$899,232
Stock issued for stock incentive
plans, net	756	76	4,175	—	—	4,251
Stock purchased and retired	(1,544)	(154)	(7,372)	(13,059)	—	(20,585)
Net income	—	—	—	75,492	—	75,492
Pension adjustment, net of taxes	—	—	—	—	248	248
Foreign currency translation	—	—	—	—	(627)	(627)
Unrealized loss on securities,
net of taxes	—	—	—	—	(31)	(31)
Dividends declared	—	—	—	(44,030)	—	(44,030)
Excess tax benefits for share-
based payments	—	—	3,197	—	—	3,197

Balance, June 30, 2013	219,356	$21,936	$—	$909,867	($14,656)	$917,147

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(In thousands)
(Unaudited)

	Six months ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$75,492	$153,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	107,056	105,121
Stock-based compensation expense	4,251	3,902
Loss on disposition of assets, net	4,397	3,308
Deferred income tax (benefit) provision	(15,635)	6,931
Excess tax benefits for share-based payments	(3,197)	(2,172)
(Increase) decrease in assets:
Accounts receivable	6,416	47,766
Income taxes receivable	7,431	12,449
Inventories	6,276	(18,621)
Prepaid expenses	2,706	2,478
Other current assets	(964)	(6,864)
Other non-current assets	26	(3,661)
Increase (decrease) in liabilities:
Accounts payable	7,090	8,399
Income taxes payable	3,683	(7,840)
Accrued payroll and related expenses	(3,253)	(1,524)
Accrued insurance expenses	169	(281)
Accrued state, local and other taxes	606	3,368
Other accrued expenses	(1,586)	(1,056)
Pension liabilities	915	(2,148)
Long-term accrued insurance expenses	605	230
Other long-term liabilities	(1,836)	(666)
Net cash provided by operating activities	200,648	302,134

INVESTING ACTIVITIES
Capital expenditures	(108,490)	(204,202)
Proceeds from sale of assets	5,158	7,999
Net cash used for investing activities	(103,332)	(196,203)

FINANCING ACTIVITIES
Payment of dividends	(44,030)	(35,083)
Borrowings from notes payable to banks	350,500	450,850
Repayments of notes payable to banks	(390,300)	(492,150)
Excess tax benefits for share-based payments	3,197	2,172
Cash paid for common stock purchased and retired	(20,587)	(30,024)
Proceeds received upon exercise of stock options	—	167
Net cash used for financing activities	(101,220)	(104,068)

Net (decrease) increase in cash and cash equivalents	(3,904)	1,863
Cash and cash equivalents at beginning of period	14,163	7,393
Cash and cash equivalents at end of period	$10,259	$9,256

Supplemental cash flows disclosure:
Interest paid, net of amounts capitalized	$406	$978
Income taxes paid, net	$53,298	$84,965
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$15,793	$18,272

The accompanying notes are an integral part of these consolidated financial statements.
7

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

During 2013, the Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncements:

Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. In addition, an entity is required to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The Company adopted these provisions in the second quarter of 2013 and has included the required additional disclosures in the accompanying financial statements and notes.

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

A reconciliation of weighted average shares outstanding is as follows:

	Three months ended June 30		Six months ended June 30
(In thousands except per share data )	2013	2012	2013	2012
Net income available for stockholders:	$40,416	$72,260	$75,492	$153,015
Less: Dividends paid	(22,015)	(17,512)	(44,030)	(35,083)
Undistributed earnings	$18,401	$54,748	$31,462	$117,932

Basic shares outstanding:
Common stock	211,707	210,331	211,790	210,683
Restricted shares of common stock	4,176	4,562	4,249	4,558
	215,883	214,893	216,039	215,241
Diluted shares outstanding:
Common stock	211,707	210,331	211,790	210,683
Dilutive effect of stock based awards	812	1,234	1,151	1,539
	212,519	211,565	212,941	212,222
Restricted shares of common stock	4,176	4,562	4,249	4,558
	216,695	216,127	217,190	216,780

Reported basic EPS of the restricted shares of common stock under the two-class method generated the following reductions - $0.02 for the three months ended June 30, 2013 and 2012, and $0.03 for the six months ended June 30, 2013 and $0.04 for the six months ended June 30, 2012.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK-BASED COMPENSATION

The Company reserved 11,390,625 shares of common stock under its 2004 Stock Incentive Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of June 30, 2013, there were approximately 1,299,000 shares available for grants.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Six months ended
	June 30		June 30
(in thousands)	2013	2012	2013	2012

Pre-tax expense	$2,146	$2,001	$4,251	$3,902
After tax expense	$1,363	$1,271	$2,699	$2,478

Stock Options

There were no stock options exercised during 2013 and there are no stock options outstanding since December 31, 2012.  The total intrinsic value of stock options exercised was approximately $1,128,000 during the six months ended June 30, 2012.

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2012	4,494,191	$8.12
Granted	850,500	13.68
Vested	(1,078,534)	6.36
Forfeited	(94,807)	9.73
Non-vested shares at June 30, 2013	4,171,350	$9.67

The total fair value of shares vested during the six months ended June 30, 2013 was approximately $15,471,000 and during the six months ended June 30, 2012 was approximately $10,695,000.  Tax benefits for compensation tax deductions in excess of compensation expense for restricted shares totaled approximately $3,197,000 for the six months ended June 30, 2013 and $2,172,000 for the six months ended June 30, 2012.  These tax benefits were credited to capital in excess of par value and classified as financing cash flows.

As of June 30, 2013, total unrecognized compensation cost related to non-vested restricted shares was approximately $38,539,000 which is expected to be recognized over a weighted-average period of 3.7 years.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. These services include pressure pumping services, snubbing, coiled tubing, nitrogen pumping, well control consulting and firefighting, downhole tools, wireline, and fluid pumping services.  These Technical Services are primarily used in the completion, production and maintenance of oil and gas wells. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest, Rocky Mountain and Appalachian regions, and international locations including primarily Africa, Australia, Canada, China and Mexico. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended June 30		Six months ended June 30
(in thousands)	2013	2012	2013	2012
Revenues:
Technical Services	$424,030	$461,643	$818,041	$923,164
Support Services	33,536	38,463	65,346	79,499
Total revenues	$457,566	$500,106	$883,387	$1,002,663
Operating profit:
Technical Services	$66,123	$112,371	$124,624	$235,902
Support Services	7,081	12,543	13,339	26,528
Corporate	(3,594)	(3,152)	(8,494)	(8,407)
Loss on disposition of assets, net	(1,757)	(1,904)	(4,397)	(3,308)
Total operating profit	$67,853	$119,858	$125,072	$250,715
Interest expense	(942)	(650)	(1,282)	(1,246)
Interest income	60	4	65	9
Other (expense) income, net	(191)	(880)	364	40
Income before income taxes	$66,780	$118,332	$124,219	$249,518

Six months ended June 30, 2013	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at June 30, 2013	$1,079,607	$195,406	$53,969	$1,328,982
Capital expenditures	86,217	21,626	647	108,490
Depreciation and amortization	$89,442	$15,803	$343	$105,588

Six months ended June 30, 2012	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at June 30, 2012	$1,138,612	$194,979	$50,050	$1,383,641
Capital expenditures	168,976	32,620	2,606	204,202
Depreciation and amortization	$90,154	$15,189	$177	$105,520

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVENTORIES

Inventories of $134,170,000 at June 30, 2013 and $140,867,000 at December 31, 2012 consist of raw materials, parts and supplies.

8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended June 30		Six months ended June 30
(in thousands)	2013	2012	2013	2012

Service cost	$-	$-	$-	$-
Interest cost	436	467	870	934
Expected return on plan assets	(511)	(462)	(1,022)	(924)
Amortization of net losses	196	167	391	334
Net periodic benefit cost	$121	$172	$239	$344

The Company contributed approximately $0.8 million to this plan during the six months ended June 30, 2013.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $11,671,000 as of June 30, 2013 and $11,103,000 as of December 31, 2012. The SERP assets are reported in non-current other assets on the consolidated balance sheet and changes in the fair value of these assets are recorded in the consolidated statement of operations as part of other (expense) income, net. Trading gains (losses) related to the SERP assets totaled approximately as follows:

	Three months ended June 30		Six months ended June 30
(in thousands)	2013	2012	2013	2012

Gains (losses), net	$46	$(470)	$568	$180

The SERP deferrals and the distributions are recorded in pension liabilities with any changes in the fair value recorded as compensation cost.

9.	NOTES PAYABLE TO BANKS

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

•
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

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.  The Company was in compliance with these covenants for the six months ended June 30, 2013.

At June 30, 2013, the Company had outstanding borrowings of $67.2 million under the facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaling $17.3 million; therefore, a total of $265.5 million of the facility was available.

Interest incurred on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
(in thousands except interest rate data)
Interest incurred	$324	$831	$677	$1,754
Capitalized interest	$247	$196	$489	$517
Weighted average interest rate	3.12%	2.12%	3.05%	2.09%

10.	INCOME TAXES

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the three months ended June 30, 2013, the income tax provision reflects an effective tax rate of 39.5 percent, compared to an effective tax rate of 38.9 percent for the comparable period in the prior year.  For the six months ended June 30, 2013, the income tax provision reflects an effective tax rate of 39.2 percent, compared to an effective tax rate of 38.7 percent for the comparable period in the prior year.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of June 30, 2013 and December 31, 2012:

	Fair value measurements at June 30, 2013 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$11,671	$—
Available for sale securities	330	—	—

	Fair value measurements at December 31, 2012 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$11,103	$—
Available for sale securities	380	—	—

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

The outstanding balance on the Revolving Credit Agreement was $67.2 million at June 30, 2013 and $107.0 million at December 31, 2012 which approximates fair value. The fair value of these borrowings was based on quotes from the lender (level 2 inputs).  The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

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

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2012	$(14,688)	$29	$413	$(14,246)
Change during the period:
Before-tax amount	-	(49)	(627)	(676)
Tax (expense) benefit	-	18	-	18
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	248	-	-	248
Total activity for the period	248	(31)	(627)	(410)
Balance at June 30, 2013	$(14,440)	$(2)	$(214)	$(14,656)
(1)  Reported as part of selling, general and administrative expenses.

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2011	$(12,981)	$187	$148	$(12,646)
Change during the period:
Before-tax amount	-	(191)	(28)	(209)
Tax (expense) benefit	-	70	10	70
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	212	-	-	212
Total activity for the period	212	(121)	(18)	73
Balance at June 30, 2012	$(12,769)	$66	$130	$(12,573)

(1)   Reported as part of selling, general and administrative expenses.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 24.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 is incorporated herein by reference.  In 2013, the Company’s strategy of utilizing equipment in unconventional basins has continued, although we recently curtailed our capital expenditures for new equipment due to the low price of natural gas and a low natural gas drilling rig count.  During the six months ended June 30, 2013, we made approximately $108.5 million in capital expenditures primarily for the maintenance of our existing revenue-producing equipment as well as new equipment, which were significantly lower than our capital expenditures during the first six months of 2012.   Although the price of natural gas has increased recently, the low prices in 2011 and 2012 negatively impacted customer activity levels in natural gas basins.  For this reason, we are now focusing on oil and natural gas liquids directed basins where customer activity levels are higher.  We anticipate that capital expenditures will continue at these lower levels as compared to the prior year.

During the second quarter of 2013, revenues decreased 8.5 percent to $457.6 million compared to the same period in the prior year.  The decrease in revenues resulted primarily from lower pricing in all of our service lines coupled with lower activity levels in several of our service lines.  International revenues for the second quarter of 2013 decreased 7.6 percent to $14.4 million compared to the same period in the prior year.  International revenues reflect decreases in customer activity levels primarily in New Zealand partially offset by increases in Gabon, Equatorial Guinea and Tunisia.  We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of revenues as a percentage of revenues increased during the second quarter of 2013 in comparison to the same period of the prior year due to continued competitive pricing for our services coupled with job mix.

Selling, general and administrative expenses as a percentage of revenues increased to 10.4 percent in the second quarter of 2013 compared to 8.6 percent in the same period in the prior year.  This percentage increase was primarily due to an increase in bad debt expense coupled with lower revenues.

Income before income taxes was $66.8 million for the three months ended June 30, 2013 compared to $118.3 million in the same period of 2012.  The effective tax rate for the three months ended June 30, 2013 was 39.5 percent compared to 38.9 percent in the same period of the prior year. Diluted earnings per share were $0.19 for the three months ended June 30, 2013 compared to $0.33 in the same period of 2012.  Cash flows from operating activities were $200.6 million for the six months ended June 30, 2013 compared to $302.1 million in the same period of 2012 due primarily to a decrease in net income and the impact of the deferred taxes and working capital changes. The notes payable to banks decreased to $67.2 million as of June 30, 2013 compared to $107.0 million as of December 31, 2012.

RPC, INC. AND SUBSIDIARIES

We expect capital expenditures to be approximately $250 million during full year 2013 although this amount will ultimately depend upon market conditions and other factors.  Our capital expenditures for the remainder of 2013 will be directed primarily towards capitalized equipment maintenance.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 2,031 during the third quarter of 2008.  The global recession that began during the fourth quarter of 2007 precipitated the steepest annualized rig count decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the second quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009.  Between its cyclical trough in the second quarter of 2009 and its most recent peak of 2,026 during the fourth quarter of 2011, U.S. domestic drilling activity increased by approximately 131 percent.  Beginning late in the fourth quarter of 2011, the domestic drilling rig count began to decline and continued to steadily decline throughout 2012.  During the first and second quarters of 2013, the rotary drilling rig count has remained steady. Unconventional activity as a percentage of total oilfield activity has grown steadily over the past several years and was approximately 75 percent of total wells drilled during 2012 and the first and second quarters of 2013.  Natural gas-directed drilling activity remains at very low levels, and at the end of the second quarter of 2013 had fallen to a level not recorded since the second quarter of 1995.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity.  The average price of oil has been high during 2012 and 2013, and has remained steady during the first and second quarters of 2013.  The sustained high price of oil is reflected in the current composition of the U.S. domestic rig count, approximately 79 percent of which was directed towards oil during the second quarter of 2013.  The price of oil should continue to have a positive impact on our customers’ activity levels and our financial results, since RPC has a significant operational presence in the domestic U.S. basins which produce oil.  The price of natural gas declined during 2011 and the first quarter of 2012, but recovered during the third and fourth quarters of 2012 and the first and second quarters of 2013.  At the end of the second quarter of 2013 the price of natural gas was approximately 50 percent higher than at the same time in 2012.  However, these price increases have not encouraged increased natural gas-directed drilling because of record production of natural gas in the U.S. domestic market and a resulting oversupply of natural gas, and the belief among our customers that the spot price of natural gas will remain at current levels during the near term.  As noted above, natural gas-directed drilling activity has fallen to its lowest level in 18 years.  The price of natural gas liquids has become an increasingly important determinant of our customers’ activities, since its sales comprise a large part of our customers’ revenues, and it is produced in many of the shale resource plays that also produce oil.  During 2012, the average price of benchmark natural gas liquids was 31.4 percent lower than in the prior year, although it increased by 4.6 percent during the second quarter of 2013 compared to the first quarter of 2013.

The trends in both commodity prices and domestic drilling activity indicate that there will be very little near-term fluctuation in our customer’s overall activity levels or in our revenues.  We do not believe that the overall rig count will increase during the remainder of 2013 unless the price of natural gas increases significantly.

            We continue to monitor the market for our services and the competitive environment in 2013.  We are concerned about the low prices and continued high production of natural gas and natural gas liquids, and the fact that the high cost of completing wells in many unconventional shale plays has discouraged our customers from conducting drilling and completion activities in these areas until these commodity prices improve.  In addition, we continue to monitor our customers’ financial condition, because the prolonged low price of natural gas may cause financial distress among our less well-capitalized customers, thus jeopardizing timely collection of our accounts receivable.  We also monitor the competitive environment because the high historical financial returns and favorable long-term outlook for our industry attracted new entrants and encouraged existing service companies to purchase additional revenue-producing equipment during 2011 and 2012.  Due to the decline in domestic drilling activity that began in the fourth quarter of 2011, as well as the decrease in service-intensive drilling activities related to natural gas-directed shale plays, we believe that there is an excess of service capacity in the U.S. domestic market at the present time. Additionally, many of the contractual agreements in our pressure pumping service line expired during 2012, and we now operate the majority of our fleets in the spot market, which in the current market has resulted in lower utilization and pricing.  Because of these concerns, we anticipate that our equipment purchases will be lower in 2013 than in 2012.  Our consistent response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending.  Although we have used our bank credit facility to finance our expansion, we will continue to maintain a conservative financial structure by industry standards.

RPC, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012

Consolidated revenues [in thousands]	$457,566	$500,106	$883,387	$1,002,663
Revenues by business segment [in thousands]:
Technical	$424,030	$461,643	$818,041	$923,164
Support	33,536	38,463	65,346	79,499

Consolidated operating profit [in thousands]	$67,853	$119,858	$125,072	$250,715
Operating profit by business segment [in thousands]:
Technical	$66,123	$112,371	$124,624	$235,902
Support	7,081	12,543	13,339	26,528
Corporate	(3,594)	(3,152)	(8,494)	(8,407)
Loss on disposition of assets, net	(1,757)	(1,904)	(4,397)	(3,308)

Percentage cost of revenues to revenues	62.8%	56.2%	62.9%	55.4%
Percentage selling, general & administrative expenses to revenues	10.4%	8.6%	10.5%	8.8%
Percentage depreciation and amortization expense to revenues	11.5%	10.8%	12.0%	10.5%
Average U.S. domestic rig count	1,761	1,970	1,760	1,980
Average natural gas price (per thousand cubic feet (mcf))	$3.97	$2.29	$3.74	$2.35
Average oil price (per barrel)	$94.07	$92.92	$94.24	$97.96

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

Revenues.  Revenues for the three months ended June 30, 2013 decreased 8.5 percent compared to the three months ended June 30, 2012.  Domestic revenues of $443.1 million decreased 8.5 percent compared to the same period in the prior year.  The decreases in revenues are due primarily to lower pricing coupled with lower activity levels in most of our service lines.  International revenues of $14.4 million decreased 7.6 percent for the three months ended June 30, 2013 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

The average price of natural gas was 73.4 percent higher and the average price of oil was 1.2 percent higher during the second quarter of 2013 as compared to the same period in the prior year.  The average domestic rig count during the quarter was approximately 10.6 percent lower than the same period in 2012.

RPC, INC. AND SUBSIDIARIES

The Technical Services segment revenues for the second quarter of 2013 decreased 8.1 percent compared to the same period in the prior year.  Revenues in this segment decreased due primarily to increasingly competitive pricing in all our service lines and lower activity levels in several service lines within this segment.  The Support Services segment revenues for the second quarter of 2013 decreased by 12.8 percent compared to the same period in the prior year.  This decrease was due primarily to lower utilization and pricing within rental tools, the largest service line within this segment.  Operating profit in the Technical and Support Services segment declined due to lower revenues caused primarily by more competitive pricing for our service lines.

Cost of revenues. Cost of revenues increased 2.2 percent to $287.6 million for the three months ended June 30, 2013 compared to $281.3 million for the three months ended June 30, 2012.  Cost of revenues increased due to higher materials and supplies expense resulting primarily from more service intensive jobs in our pressure pumping service line during the second quarter 2013 compared to the prior year.  Cost of revenues, as a percentage of revenues, increased in the second quarter of 2013 compared to the second quarter of 2012 due to continued competitive pricing for our services coupled with job mix.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $4.5 million or 10.4 percent to $47.6 million for the three months ended June 30, 2013 compared to the same period prior year due primarily to an increase in bad debt expense, the majority of which related to a customer bankruptcy.   As a percentage of revenues, these costs increased to 10.4 percent during the three months ended June 30, 2013 compared to 8.6 percent during the same period in the prior year.  This percentage increase was principally as a result of the increase in bad debt expense coupled with lower revenues.

Depreciation and amortization.   Depreciation and amortization totaled $52.8 million for the three months ended June 30, 2013, a 2.2 percent decrease, compared to $54.0 million for the quarter ended June 30, 2012.

Loss on disposition of assets, net.  Loss on disposition of assets, net was $1.8 million for the three months ended June 30, 2013 compared to $1.9 million for the three months ended June 30, 2012.  The loss on disposition of assets, net includes gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which requires early dispositions, or sales to customers of lost or damaged rental equipment.

Other (expense) income, net.  Other expense, net was $191 thousand for the three months ended June 30, 2013 compared to other expense, net of $880 thousand for the same period in the prior year. Other (expense) income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan.

 Interest expense.  Interest expense was $942 thousand for the three months ended June 30, 2013 compared to $650 thousand for the three months ended June 30, 2012.  The increase in 2013 is due primarily to interest expense resulting from a sales tax audit, partially offset by a lower average debt balance on our revolving credit facility in the second quarter 2013 compared to the same period in the prior year.

Income tax provision.  Income tax provision of $26.4 million decreased during the three months ended June 30, 2013 in comparison to $46.1 million for the same period in 2012 due to lower income before income taxes.  The effective tax rate of 39.5 percent for the three months ended June 30, 2013 was slightly higher than the 38.9 percent for the three months ended June 30, 2012.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Revenues.  Revenues for the six months ended June 30, 2013 decreased 11.9 percent compared to the six months ended June 30, 2012.  Domestic revenues of $852.8 million decreased 12.1 percent compared to the same period in the prior year.  The decreases in revenues are due primarily to lower pricing coupled with lower activity levels in most of our service lines.  International revenues of $30.6 million decreased 6.9 percent for the six months ended June 30, 2013 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

The average price of natural gas was 58.9 percent higher while the average price of oil was 3.8 percent lower during the six months ended June 30, 2013 as compared to the same period in the prior year.  The average domestic rig count during the six months ended June 30, 2013 was approximately 11.1 percent lower than the same period in 2012.

RPC, INC. AND SUBSIDIARIES

The Technical Services segment revenues for the six months ended June 30, 2013 decreased 11.4 percent compared to the same period in the prior year.  Revenues in this segment decreased primarily due to increasingly competitive pricing in all our service lines and lower activity levels in several of our service lines.  The Support Services segment revenues for the quarter decreased by 17.8 percent compared to the same period in the prior year.  This decrease was due primarily to lower utilization and pricing within rental tools, the largest service line within this segment.  Operating profit in the Technical and Support Services segment declined due to lower revenues caused by more competitive pricing for our services.

Cost of revenues. Cost of revenues remained relatively stable at $555.8 million for the six months ended June 30, 2013 compared to $555.1 million for the six months ended June 30, 2012.  Cost of revenues, as a percentage of revenues, for the six months ended June 30, 2013 increased compared to the same period of 2012 due to lower pricing for our services and higher materials and supplies expense resulting primarily from more service intensive jobs in our pressure pumping service line.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $4.5 million or 5.1 percent to $92.5 million for the six months ended June 30, 2013 compared to the prior year same period due primarily to an increase in bad debt expense, the majority of which relates to a customer bankruptcy.  As a percentage of revenues, these costs increased to 10.5 percent during the six months ended June 30, 2013 compared to 8.8 percent during the same period in the prior year.  This percentage increase was principally as a result of the increase in bad debt expense coupled with lower revenues.

Depreciation and amortization.   Depreciation and amortization totaled $105.6 million for the six months ended June 30, 2013 compared to $105.5 million for the six months ended June 30, 2012.

Loss on disposition of assets, net.  Loss on disposition of assets, net was $4.4 million for the six months ended June 30, 2013 compared to $3.3 million for the six months ended June 30, 2012.  The loss on disposition of assets, net includes gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which requires early dispositions, or sales to customers of lost or damaged rental equipment.

Other (expense) income, net.  Other income, net was $364 thousand for the six months ended June 30, 2013 compared to $40 thousand for the same period in the prior year. Other income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan.

 Interest expense.  Interest expense was $1.3 million for the six months ended June 30, 2013 compared to $1.2 million for the six months ended June 30, 2012.  The increase in 2013 is due primarily to interest expense resulting from a sales tax audit, partially offset by a lower average debt balance on our revolving credit facility in the second quarter 2013 compared to the same period in the prior year.

Income tax provision.  Income tax provision of $48.7 million decreased during the six months ended June 30, 2013 in comparison to $96.5 million for the same period in 2012 due to lower income before income taxes.  The effective tax rate of 39.2 percent for the six months ended June 30, 2013 was slightly higher than the 38.7 percent for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2013 were $10.3 million.  The following table sets forth the historical cash flows for the three and six months ended June 30, 2013 and 2012:

	Three and six months ended June 30
(In thousands)	2013	2012

Net cash provided by operating activities	$200,648	$302,134
Net cash used for investing activities	(103,332)	(196,203)
Net cash used for financing activities	(101,220)	(104,068)

RPC, INC. AND SUBSIDIARIES

Cash provided by operating activities for the six months ended June 30, 2013 decreased by $101.5 million compared to the same period in the prior year. This decrease is due primarily to a decrease in net income of $77.5 million, an unfavorable change in deferred taxes of $22.6 million due to a decrease in bonus depreciation resulting from lower capital expenditures, and an unfavorable change in working capital of $9.7 million.  The major components of the unfavorable change in working capital include: an unfavorable change of $41.4 million in accounts receivable due to the decline in revenues; unfavorable changes of $2.8 million in accrued state, local and other taxes and of $1.3 million in accounts payable due primarily to the timing of payments; partially offset by a favorable change of $24.9 million in inventories which declined during the current period primarily due to the drawdown of the levels of critical supplies that require longer lead times; a favorable change of $5.9 million in other current assets due to higher deposits on raw materials in the prior year in comparison to the current period; and a favorable change of $6.5 million in net current income taxes payable.

Cash used for investing activities for the six months ended June 30, 2013 decreased by $92.9 million, compared to the six months ended June 30, 2012, primarily as a result of lower capital expenditures.

Cash used for financing activities for the six months ended June 30, 2013 decreased by $2.8 million primarily as a result of lower open market share repurchases partially offset by a 25 percent increase in the per share common stock dividend during the six months ended June 30, 2013 compared to the same period in the prior year.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2013 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization and cash expected to be generated from operations will provide sufficient liquidity to meet our requirements for at least the next twelve months.  The Company currently has a $350 million revolving credit facility (the “Revolving Credit Agreement”) that matures in August 2015.  The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $67.2 million at June 30, 2013 and approximately $17.3 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  Accordingly, a total of $265.5 million was available under our facility as of June 30, 2013.  Additional information regarding our Revolving Credit Agreement is included in Note 9 to our Consolidated Financial Statements included in this report.

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

Cash Requirements

The Company currently expects that capital expenditures will be approximately $250 million during 2013, of which $108.5 million has been spent as of June 30, 2013.  We expect these expenditures for the remainder of 2013 to be primarily directed towards capitalized equipment maintenance.  The actual amount of 2013 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules and can be modified based on market conditions and other factors.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes.  The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable.  There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  During the second quarter of 2013, the Company contributed approximately $0.8 million to this plan and does not expect to make any additional contributions during the remainder of 2013.

RPC, INC. AND SUBSIDIARIES

The Company has a stock buyback program that authorizes the repurchase of 31,578,125 shares.  On June 5, 2013, the Board of Directors authorized an additional 5,000,000 shares for repurchase under this program.  There were 1,197,533 shares purchased on the open market during the second quarter of 2013, and 5,026,315 shares remain available to be repurchased as of June 30, 2013.  The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On July 23, 2013, the Board of Directors approved a $0.10 per share cash dividend payable September 10, 2013 to stockholders of record at the close of business August 9, 2013.   The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well.  Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers.  During 2012, the Company incurred higher employment costs due to a continued shortage of skilled labor in many of its markets, although these cost pressures subsided during the second half of 2012 and the first two quarters of 2013. The Company expects that the cost of labor will remain high, but that labor costs will remain relatively stable during the third and fourth quarters of 2013.  During 2012, the prices of certain raw materials used to provide the Company’s services fluctuated significantly.  The Company mitigated some of the cost increases for raw materials by securing materials through additional sources, and the Company is continuing these efforts in 2013.  In addition, the overall market prices for several raw materials used by the Company to provide services to its customers have declined during the first and second quarters of 2013 due to relatively stable levels of oilfield activity and increased supplies of these raw materials.  Finally, the price of equipment used to provide services to the Company’s customers has not increased during the past several quarters, and in certain cases has decreased due to lower demand for such equipment by oilfield service companies.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship.  During the six months ended June 30, 2013, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling approximately $268,000 for the six months ended June 30, 2013 compared to $231,000 for the comparable period in 2012.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $638,000 for the six months ended June 30, 2013 and $624,000 for the six months ended June 30, 2012.

RPC, INC. AND SUBSIDIARIES

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $42,000 for the six months ended June 30, 2013 and 2012.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our belief that capital expenditures will be lower in 2013 than in 2012; our plan to continue to focus on international growth opportunities; our expectation for the amount and focus of our capital expenditures during 2013; our belief that the high price of oil should continue to have a positive impact on our customers’ activity levels and our financial results; our belief that the overall rig count will not increase during the remainder of 2013 unless the price of natural gas increases significantly; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our belief that trends in both commodity prices and domestic drilling activity indicate that there will be very little near-term fluctuation in our customer’s overall activity levels or in our revenues; our statement that the prolonged low price of natural gas may cause financial distress among our less well-capitalized customers, jeopardizing timely collection of our accounts receivable; our anticipation that our equipment purchases will be lower in 2013 than in 2012; our belief that the uncertain direction of many of the catalysts impacting our revenues and profitability cause it to be increasingly unlikely that the Company’s consolidated revenues and profitability in 2013 will be higher than in 2012; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; our expectation that we will continue to pay cash dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our belief that changes in foreign exchange rates is not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of June 30, 2013, there are outstanding interest-bearing advances of $67.2 million on our credit facility which bear interest at a floating rate.  A change in the interest rate of one percent on the outstanding balance of the credit facility at June 30, 2013 would cause a change of $0.7 million in total annual interest costs.

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

As of the end of the period covered by this report, June 30, 2013 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the second quarter of 2013 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1

April 1, 2013 to April 31, 2013	30,000	(1)	$12.94	30,000	1,193,848

Month #2

July 31, 2013 to May 28, 2013	942,934	(1)	13.09	942,934	250,914

Month #3

June 1, 2013 to June 30, 2013	224,599	(1)	12.87	224,599	5,026,315

Totals	1,197,533		$13.05	1,197,533	5,026,315
(1)	The Company’s Board of Directors announced a stock buyback program in March 1998 that authorizes the repurchase of 31,578,125 shares. On June 5, 2013, the Board of Directors authorized an additional 5,000,000 shares for repurchase under this program. There were 1,197,533 shares purchased on the open market during the second quarter of 2013, and 5,026,315 shares remain available to be repurchased as of June 30, 2013. Currently the program does not have a predetermined expiration date.

RPC, INC. AND SUBSIDIARIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

The information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5.  OTHER INFORMATION

None

RPC, INC. AND SUBSIDIARIES

ITEM 6.  Exhibits

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).

3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2012).

3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2007).

4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
95.1	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Richard A. Hubbell
Date: July 31, 2013	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: July 31, 2013	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

