Form 10-Q/A
period 2013-06-30
RPC INC
filed 2013-08-15
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-Q is filed solely to correct a scrivener’s error appearing in Exhibit 32.1 of our quarterly report, Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which incorrectly referenced the period ended March 31, 2013 rather than June 30, 2013. None of the other information previously disclosed in such quarterly report is modified by this amendment.

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

RPC, INC.

/s/ Richard A. Hubbell
Date: August 15, 2013	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: August 15, 2013	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

