Form 10-Q
period 2013-09-30
RPC INC
filed 2013-11-01
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of October 18, 2013, RPC, Inc. had 219,039,891 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(In thousands)
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS		(Note 1)

Cash and cash equivalents	$22,937	$14,163
Accounts receivable, net	390,008	387,530
Inventories	128,203	140,867
Deferred income taxes	7,171	5,777
Income taxes receivable	15,088	4,234
Prepaid expenses	5,116	10,762
Other current assets	3,406	4,494
Total current assets	571,929	567,827
Property, plant and equipment, net	736,829	756,326
Goodwill	24,093	24,093
Other assets	19,478	18,917
Total assets	$1,352,329	$1,367,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$116,318	$109,846
Accrued payroll and related expenses	33,326	32,053
Accrued insurance expenses	5,880	6,152
Accrued state, local and other taxes	8,862	7,326
Income taxes payable	168	6,428
Other accrued expenses	1,184	2,706
Total current liabilities	165,738	164,511
Long-term accrued insurance expenses	10,989	10,400
Notes payable to banks	51,400	107,000
Long-term pension liabilities	28,076	26,543
Deferred income taxes	146,035	155,007
Other long-term liabilities	3,140	4,470
Total liabilities	405,378	467,931
Common stock	21,904	22,014
Capital in excess of par value	-	-
Retained earnings	939,336	891,464
Accumulated other comprehensive loss	(14,289)	(14,246)
Total stockholders’ equity	946,951	899,232
Total liabilities and stockholders’ equity	$1,352,329	$1,367,163

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues	$491,121	$472,418	$1,374,508	$1,475,081
Cost of revenues	303,707	271,401	859,512	826,479
Selling, general and administrative expenses	47,096	43,016	139,621	131,058
Depreciation and amortization	53,211	54,082	158,799	159,602
Loss on disposition of assets, net	1,268	1,551	5,665	4,859
Operating profit	85,839	102,368	210,911	353,083
Interest expense	(283)	(441)	(1,565)	(1,687)
Interest income	8	16	73	25
Other income, net	1,279	1,104	1,643	1,144
Income before income taxes	86,843	103,047	211,062	352,565
Income tax provision	33,083	37,007	81,810	133,510
Net income	$53,760	$66,040	$129,252	$219,055

Earnings per share
Basic	$0.25	$0.31	$0.60	$1.02
Diluted	$0.25	$0.30	$0.60	$1.01

Dividends per share	$0.10	$0.08	$0.30	$0.24

Weighted Average shares outstanding
Basic	215,068	215,151	215,715	215,211
Diluted	216,142	216,645	216,862	216,819

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income	$53,760	$66,040	$129,252	$219,055

Other comprehensive income (loss), net of taxes:
Pension adjustment	125	106	372	318
Foreign currency translation	214	213	(413)	195
Unrealized gain (loss) on securities
and reclassification adjustments	28	3	(2)	(118)
Comprehensive income	$54,127	$66,362	$129,209	$219,450

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(In thousands)
(Unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2012	220,144	$22,014	$—	$891,464	($14,246)	$899,232
Stock issued for stock incentive
plans, net	753	75	6,322	—	—	6,397
Stock purchased and retired	(1,857)	(185)	(9,479)	(15,457)	—	(25,121)
Net income	—	—	—	129,252	—	129,252
Pension adjustment, net of taxes	—	—	—	—	372	372
Foreign currency translation	—	—	—	—	(413)	(413)
Unrealized loss on securities,
net of taxes	—	—	—	—	(2)	(2)
Dividends declared	—	—	—	(65,923)	—	(65,923)
Excess tax benefits for share-
based payments	—	—	3,157	—	—	3,157
Balance, September 30, 2013	219,040	$21,904	$—	$939,336	($14,289)	$946,951

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$129,252	$219,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	160,706	159,090
Stock-based compensation expense	6,397	5,904
Loss on disposition of assets, net	5,665	4,859
Deferred income tax (benefit) provision	(10,579)	7,294
Excess tax benefits for share-based payments	(3,157)	(2,584)
(Increase) decrease in assets:
Accounts receivable	(2,677)	83,234
Income taxes receivable	(7,697)	10,286
Inventories	12,392	(41,961)
Prepaid expenses	5,646	3,353
Other current assets	1,095	19,721
Other non-current assets	(585)	(4,233)
Increase (decrease) in liabilities:
Accounts payable	10,924	4,394
Income taxes payable	(6,260)	(9,152)
Accrued payroll and related expenses	1,273	(236)
Accrued insurance expenses	(272)	609
Accrued state, local and other taxes	1,536	6,249
Other accrued expenses	(1,502)	(1,097)
Pension liabilities	2,121	(1,371)
Long-term accrued insurance expenses	589	1,791
Other long-term liabilities	(1,330)	65
Net cash provided by operating activities	303,537	465,270

INVESTING ACTIVITIES
Capital expenditures	(159,854)	(273,801)
Proceeds from sale of assets	8,578	11,873
Net cash used for investing activities	(151,276)	(261,928)

FINANCING ACTIVITIES
Payment of dividends	(65,923)	(52,623)
Borrowings from notes payable to banks	500,700	606,550
Repayments of notes payable to banks	(556,300)	(726,150)
Excess tax benefits for share-based payments	3,157	2,584
Cash paid for common stock purchased and retired	(25,121)	(30,224)
Proceeds received upon exercise of stock options	—	270
Net cash used for financing activities	(143,487)	(199,593)

Net increase in cash and cash equivalents	8,774	3,749
Cash and cash equivalents at beginning of period	14,163	7,393
Cash and cash equivalents at end of period	$22,937	$11,142

Supplemental cash flows disclosure:
Interest paid, net of amounts capitalized	$1,145	$1,353
Income taxes paid, net	$106,728	$125,441

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$19,987	$19,369

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

▪
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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted:

•
Accounting Standards Update 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity The amendments in this ASU requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent should release the cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both: (1) events that result in the loss of a controlling financial interest in a foreign entity; and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date Upon the occurrence of those events, the cumulative translation adjustment should be released into net income.  The amendments in this ASU are effective prospectively for fiscal years beginning after December 15, 2013 and for interim reporting periods within those years, with early adoption being permitted.  The Company plans to adopt these provisions in the first quarter of 2014 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

•
Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The amendments in this ASU requires an unrecognized tax benefit, or a portion of thereof, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The only exception would be if the deferred taxes related to these items are not available to settle any additional income taxes that would result from the disallowance of a tax position either by statute or at the entity’s choosing.   In such cases, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in this ASU are effective prospectively for fiscal years beginning after December 15, 2013 and for interim reporting periods within those years, with early adoption being permitted.  The Company plans to adopt these provisions in the first quarter of 2014 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

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

A reconciliation of weighted average shares outstanding is as follows:

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30		Nine months ended September 30
(In thousands except per share data )	2013	2012	2013	2012
Net income available for stockholders:	$53,760	$66,040	$129,252	$219,055
Less: Dividends paid	(21,892)	(17,540)	(65,923)	(52,623)
Undistributed earnings	$31,868	$48,500	$63,329	$166,432

Basic shares outstanding:
Common stock	210,899	210,627	211,493	210,664
Restricted shares of common stock	4,169	4,524	4,222	4,547
	215,068	215,151	215,715	215,211
Diluted shares outstanding:
Common stock	210,899	210,627	211,493	210,664
Dilutive effect of stock based awards	1,074	1,494	1,147	1,608
	211,973	212,121	212,640	212,272
Restricted shares of common stock	4,169	4,524	4,222	4,547
	216,142	216,645	216,862	216,819

Reported basic EPS of the restricted shares of common stock under the two-class method generated the following reductions - $0.01 for the three months ended September 30, 2013; $0.02 for the three months ended September 30, 2012; $0.04 for the nine months ended September 30, 2013 and $0.06 for the nine months ended September 30, 2012.

5.	STOCK-BASED COMPENSATION

The Company reserved 11,390,625 shares of common stock under its 2004 Stock Incentive Plan which expires ten years from the date of approval.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of September 30, 2013, there were approximately 1,301,356 shares available for grants.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30		September 30
(in thousands)	2013	2012	2013	2012
Pre-tax expense	$2,146	$2,002	$6,397	$5,904
After tax expense	$1,363	$1,271	$4,062	$3,749

Stock Options

There were no stock options exercised during 2013 and there have been no stock options outstanding since December 31, 2012.  The total intrinsic value of stock options exercised was approximately $5,048,000 during the nine months ended September 30, 2012.  Tax benefits related to non-qualified stock options exercised totaled $431,000 during the nine months ended September 30, 2012.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2012	4,494,191	$8.12
Granted	850,500	13.68
Vested	(1,078,534)	6.36
Forfeited	(97,282)	9.58
Non-vested shares at September 30, 2013	4,168,875	$9.67

The total fair value of shares vested during the nine months ended September 30, 2013 was approximately $15,471,000 and during the nine months ended September 30, 2012 was approximately $10,695,000.  Tax benefits for compensation tax deductions in excess of compensation expense for restricted shares totaled approximately $3,157,000 for the nine months ended September 30, 2013 and $2,153,000 for the nine months ended September 30, 2012.  These tax benefits were credited to capital in excess of par value and classified as financing cash flows.

As of September 30, 2013, total unrecognized compensation cost related to non-vested restricted shares was approximately $36,393,000 which is expected to be recognized over a weighted-average period of 3.4 years.

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

Certain information with respect to RPC’s business segments is set forth in the following tables:

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30		Nine months ended September 30
(in thousands)	2013	2012	2013	2012
Revenues:
Technical Services	$458,168	$436,056	$1,276,209	$1,359,220
Support Services	32,953	36,362	98,299	115,861
Total revenues	$491,121	$472,418	$1,374,508	$1,475,081
Operating profit:
Technical Services	$86,183	$98,708	$210,807	$334,610
Support Services	6,022	10,004	19,361	36,532
Corporate	(5,098)	(4,793)	(13,592)	(13,200)
Loss on disposition of assets, net	(1,268)	(1,551)	(5,665)	(4,859)
Total operating profit	$85,839	$102,368	$210,911	$353,083
Interest expense	(283)	(441)	(1,565)	(1,687)
Interest income	8	16	73	25
Other income, net	1,279	1,104	1,643	1,144
Income before income taxes	$86,843	$103,047	$211,062	$352,565

Nine months ended September 30, 2013	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at September 30, 2013	$1,080,177	$193,069	$79,083	$1,352,329
Capital expenditures	129,599	29,104	1,151	159,854
Depreciation and amortization	$134,599	$23,687	$513	$158,799

Nine months ended September 30, 2012	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at September 30, 2012	$1,119,339	$187,418	$51,389	$1,358,146
Capital expenditures	230,110	40,668	3,023	273,801
Depreciation and amortization	$136,387	$22,918	$297	$159,602

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.         INVENTORIES

Inventories of $128,203,000 at September 30, 2013 and $140,867,000 at December 31, 2012 consist of raw materials, parts and supplies.

8.         EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2013	2012	2013	2012

Service cost	$-	$-	$-	$-
Interest cost	436	468	1,306	1,402
Expected return on plan assets	(511)	(462)	(1,533)	(1,386)
Amortization of net losses	197	167	588	501
Net periodic benefit cost	$122	$173	$361	$517

The Company contributions to this plan were approximately $800,000 during the nine months ended September 30, 2013 and $4,146,000 during the nine months ended September 30, 2012.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $12,477,000 as of September 30, 2013 and $11,103,000 as of December 31, 2012. The SERP assets are reported in non-current other assets on the consolidated balance sheet and changes in the fair value of these assets are recorded in the consolidated statement of operations as part of other (expense) income, net. Trading gains (losses) related to the SERP assets totaled approximately as follows:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2013	2012	2013	2012

Gains (losses), net	$806	$680	$1,374	$860

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

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.  The Company was in compliance with these covenants for the nine months ended September 30, 2013.

At September 30, 2013, the Company had outstanding borrowings of $51.4 million under the facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaling $17.3 million; therefore, a total of $281.3 million of the facility was available.

Interest incurred on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
(in thousands except interest rate data)
Interest incurred	$474	$698	$1,640	$2,452
Capitalized interest	$246	$264	$735	$781
Weighted average interest rate	4.6%	2.5%	3.4%	2.2%

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

For the three months ended September 30, 2013, the income tax provision reflects an effective tax rate of 38.1 percent, compared to an effective tax rate of 35.9 percent for the comparable period in the prior year.  For the nine months ended September 30, 2013, the income tax provision reflects an effective tax rate of 38.8 percent, compared to an effective tax rate of 37.9 percent for the comparable period in the prior year.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of September 30, 2013 and December 31, 2012:

	Fair value measurements at September 30, 2013 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$12,477	$-
Available for sale securities	471	-	-

	Fair value measurements at December 31, 2012 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$11,103	$-
Available for sale securities	380	-	-

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

The outstanding balance on the Revolving Credit Agreement was $51.4 million at September 30, 2013 and $107.0 million at December 31, 2012 which approximates fair value. The fair value of these borrowings was based on quotes from the lender (level 2 inputs).  The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

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

12.       ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2012	$(14,688)	$29	$413	$(14,246)
Change during the period:
Before-tax amount	-	(3)	(413)	(416)
Tax benefit	-	1	-	1
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	372	-	-	372
Total activity for the period	372	(2)	(413)	(43)
Balance at September 30, 2013	$(14,316)	$27	$-	$(14,289)
(1)	Reported as part of selling, general and administrative expenses.

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2011	$(12,981)	$187	$148	$(12,646)
Change during the period:
Before-tax amount	-	(186)	307	121
Tax benefit (expense)	-	68	(112)	(44)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	318	-	-	318
Total activity for the period	318	(118)	195	395
Balance at September 30, 2012	$(12,663)	$69	$343	$(12,251)
(1)	Reported as part of selling, general and administrative expenses.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.       SUBSEQUENT EVENT

On October 22, 2013, the Board of Directors approved a $0.10 per share cash dividend payable December 10, 2013 to stockholders of record at the close of business November 8, 2013.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 26.

RPC, Inc. (“RPC”) provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest, Rocky Mountain and Appalachian regions, and in selected international locations.  The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells.  We continuously monitor factors that impact current and expected customer activity levels, such as the price of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel.  Our financial results are affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities.

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 is incorporated herein by reference.  In 2013, the Company’s strategy of utilizing equipment in unconventional basins has continued, although we have curtailed our capital expenditures for new equipment due to the low price of natural gas and a low natural gas drilling rig count.  During the nine months ended September 30, 2013, we made approximately $159.9 million in capital expenditures primarily for the maintenance of our existing revenue-producing equipment as well as purchases of new equipment, which were significantly lower than our capital expenditures during the first nine months of 2012.   Although the price of natural gas has increased recently, the low prices in 2011 and 2012 negatively impacted customer activity levels in natural gas basins.  For this reason, we are now focusing on oil and natural gas liquids directed basins where customer activity levels are higher.  We anticipate that our capital expenditures will continue at these lower levels as compared to the prior year.

During the third quarter of 2013, revenues increased 4.0 percent to $491.1 million compared to the same period in the prior year.  The increase in revenues resulted primarily from higher activity levels in several of our largest service lines, partially offset by lower pricing in all of our service lines.  International revenues for the third quarter of 2013 decreased 13.3 percent to $18.1 million compared to the same period in the prior year.  International revenues reflect decreases in customer activity levels primarily in New Zealand partially offset by increases in Gabon and Australia.  We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of revenues as a percentage of revenues increased during the third quarter of 2013 in comparison to the same period of the prior year due primarily to competitive pricing for our services.

Selling, general and administrative expenses as a percentage of revenues increased to 9.6 percent in the third quarter of 2013 compared to 9.1 percent in the same period in the prior year.  This percentage increase was primarily due to additional support personnel and higher bad debt expense.

Income before income taxes was $86.8 million for the three months ended September 30, 2013 compared to $103.0 million in the same period of 2012.  The effective tax rate for the three months ended September 30, 2013 was 38.1 percent compared to 35.9 percent in the same period of the prior year. Diluted earnings per share were $0.25 for the three months ended September 30, 2013 compared to $0.30 in the same period of 2012.  Cash flows from operating activities were $303.5 million for the nine months ended September 30, 2013 compared to $465.3 million in the same period of 2012 due primarily to a decrease in net income and the impact of the deferred taxes and working capital changes. The notes payable to banks decreased to $51.4 million as of September 30, 2013 compared to $107.0 million as of December 31, 2012.

RPC, INC. AND SUBSIDIARIES

We expect capital expenditures during full year 2013 will be approximately $225 million, although this amount will ultimately depend upon market conditions and other factors.  Our capital expenditures for the remainder of 2013 will be directed primarily towards capitalized equipment maintenance.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 2,031 during the third quarter of 2008.  The global recession that began during the fourth quarter of 2007 precipitated the steepest annualized rig count decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the third quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009.  Between its cyclical trough in the third quarter of 2009 and its most recent peak of 2,026 during the fourth quarter of 2011, U.S. domestic drilling activity increased by approximately 131 percent.  Beginning late in the fourth quarter of 2011, the domestic drilling rig count began to decline and continued to steadily decline throughout 2012.  During 2013, the rotary drilling rig count has varied on a sequential basis by less than one percent.  Horizontal and directional wells drilled as a percentage of total oilfield wells drilled have grown steadily over the past several years and represented approximately 75 percent of total wells drilled during 2012 and the first three quarters of 2013.  Natural gas-directed drilling activity remains at very low levels, and at the end of the third quarter of 2013 had fallen to a level not recorded since the second quarter of 1995.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity.  The average price of oil has been high during 2012 and 2013, remained steady during the first and second quarters of 2013, and increased by approximately 13 percent during the third quarter of 2013.  The sustained high price of oil is reflected in the current composition of the U.S. domestic rig count, approximately 78 percent of which was directed towards oil during the third quarter of 2013.  The price of oil should continue to have a positive impact on our customers’ activity levels and our financial results, since RPC has a significant operational presence in the domestic U.S. basins which produce oil.  The price of natural gas declined during 2011 and the first quarter of 2012, but recovered during the third and fourth quarters of 2012 and the first and second quarters of 2013, although it declined by approximately 11 percent during the third quarter of 2013 compared to the second quarter.  At the end of the third quarter of 2013 the price of natural gas was approximately 23 percent higher than at the same time in 2012.  However, this price increase has not yet encouraged increased natural gas-directed drilling because of record production of natural gas in the U.S. domestic market and a resulting oversupply of natural gas, and the belief among our customers that the spot price of natural gas will remain at current levels during the near term.  As noted above, natural gas-directed drilling activity has fallen to its lowest level in 18 years.  The price of natural gas liquids has become an increasingly important determinant of our customers’ activities, since its sales comprise a large part of our customers’ revenues, and it is produced in many of the shale resource plays that also produce oil.  During 2012, the average price of benchmark natural gas liquids was 31.4 percent lower than in 2011.  However, the price of benchmark natural gas liquids has increased during 2013.  The average price of this commodity during the third quarter of 2013 was 14.7 percent higher than the third quarter of 2012 and 12.4 percent higher than the second quarter of 2013.

The trends in both commodity prices and domestic drilling activity indicate very little near-term fluctuation in our customer’s overall activity levels or in our revenues, although there may be negative seasonal fluctuations impacting customer activity levels in the fourth quarter.  We do not believe that the overall rig count will increase during the remainder of 2013 unless the price of natural gas increases significantly.

We continue to monitor the market for our services and the competitive environment.  We are concerned about the low prices and continued high production of natural gas and natural gas liquids, and the fact that the high cost of completing wells in many unconventional shale plays has discouraged our customers from conducting drilling and completion activities in these areas until these commodity prices significantly improve.  In addition, we continue to monitor our customers’ financial condition, because the prolonged low price of natural gas may cause financial distress among our less well-capitalized customers, thus jeopardizing timely collection of our accounts receivable.  We also monitor the competitive environment because the high historical financial returns and favorable long-term outlook for our industry attracted new entrants and encouraged existing service companies to purchase additional revenue-producing equipment during 2011 and 2012.  Due to the decline in domestic drilling activity that began in the fourth quarter of 2011, as well as the decrease in service-intensive drilling activities related to natural gas-directed shale plays, we believe that there is an excess of service capacity in the U.S. domestic market at the present time.  Additionally, as of the end of the third quarter of 2013 all of the contractual agreements in our pressure pumping service line have expired, and we now operate our fleets in the spot market, which in the current market has resulted in relatively lower utilization and pricing.  Because of these concerns, we anticipate that our equipment purchases will continue to be curtailed until sustainable improvements are indicated.  Our consistent response to the industry’s volatility is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending.  Although we have used our bank credit facility to finance our expansion, we will continue to maintain a conservative financial structure by industry standards.

RPC, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012

Consolidated revenues [in thousands]	$491,121	$472,418	$1,374,508	$1,475,081
Revenues by business segment [in thousands]:
Technical	$458,168	$436,056	$1,276,209	$1,359,220
Support	32,953	36,362	98,299	115,861

Consolidated operating profit [in thousands]	$85,839	$102,368	$210,911	$353,083
Operating profit by business segment [in thousands]:
Technical	$86,183	$98,708	$210,807	$334,610
Support	6,022	10,004	19,361	36,532
Corporate	(5,098)	(4,793)	(13,592)	(13,200)
Loss on disposition of assets, net	(1,268)	(1,551)	(5,665)	(4,859)

Percentage cost of revenues to revenues	61.8%	57.4%	62.5%	56.0%
Percentage selling, general & administrative expenses to revenues	9.6%	9.1%	10.2%	8.9%
Percentage depreciation and amortization expense to revenues	10.8%	11.4%	11.6%	10.8%
Average U.S. domestic rig count	1,770	1,906	1,763	1,955
Average natural gas price (per thousand cubic feet (mcf))	$3.54	$2.87	$3.67	$2.52
Average oil price (per barrel)	$106.37	$92.81	$98.28	$96.24

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenues.  Revenues for the three months ended September 30, 2013 increased 4.0 percent compared to the three months ended September 30, 2012.  Domestic revenues of $473.0 million increased 4.8 percent compared to the same period in the prior year.  The increases in revenues are due primarily to higher activity levels in several of our largest service lines, partially offset by lower pricing in all of our service lines.  International revenues of $18.1 million decreased 13.3 percent for the three months ended September 30, 2013 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

The average price of natural gas was 23.3 percent higher and the average price of oil was 14.6 percent higher during the third quarter of 2013 as compared to the same period in the prior year.  The average domestic rig count during the quarter was approximately 7.1 percent lower than the same period in 2012.

RPC, INC. AND SUBSIDIARIES

The Technical Services segment revenues for the third quarter of 2013 increased 5.1 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to higher service intensity and an improved job mix in our largest service lines within this segment.  The Support Services segment revenues for the third quarter of 2013 decreased by 9.4 percent compared to the same period in the prior year.  This decrease was due principally to lower pricing within rental tools, the largest service line within this segment.  Operating profit in both the Technical and Support Services segments declined due to more competitive pricing for our services, and in Technical Services, due to higher materials and supplies expenses resulting from more service intensive jobs.  Operating profit in Support Services also declined due to lower revenues as a result of highly competitive pricing pressures.

Cost of revenues. Cost of revenues increased 11.9 percent to $303.7 million for the three months ended September 30, 2013 compared to $271.4 million for the three months ended September 30, 2012.  Cost of revenues increased due to higher materials and supplies expense resulting primarily from more service intensive jobs in our pressure pumping service line during the third quarter 2013 compared to the prior year.  Cost of revenues, as a percentage of revenues, increased in the third quarter of 2013 compared to the third quarter of 2012 due primarily to competitive pricing for our services.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $4.1 million or 9.5 percent to $47.1 million for the three months ended September 30, 2013 compared to the same period in the prior year.  As a percentage of revenues, these costs increased to 9.6 percent during the three months ended September 30, 2013 compared to 9.1 percent during the same period in the prior year.  Our selling, general and administrative expenses are relatively fixed during the short term, but were higher during the third quarter of 2013 compared to the third quarter of 2012 due to additional support personnel and higher bad debt expense.  The increase in bad debt expense of $3.7 million compared to the prior year was due to an increase in general reserves associated with higher accounts receivables consistent with higher revenues coupled with an increase in specific customer reserves.

Depreciation and amortization.   Depreciation and amortization totaled $53.2 million for the three months ended September 30, 2013, a 1.6 percent decrease, compared to $54.1 million for the quarter ended September 30, 2012.

Loss on disposition of assets, net.  Loss on disposition of assets, net was $1.3 million for the three months ended September 30, 2013 compared to $1.6 million for the three months ended September 30, 2012.  The loss on disposition of assets, net is comprised of gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which requires early dispositions, or sales to customers of lost or damaged rental equipment.

Other income, net.  Other income, net was $1.3 million for the three months ended September 30, 2013 compared to other income, net of $1.1 million for the same period in the prior year. Other income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan.

 Interest expense.  Interest expense was $283 thousand for the three months ended September 30, 2013 compared to $441 thousand for the three months ended September 30, 2012.  The decrease in interest expense is due primarily to a lower average debt balance on our revolving credit facility in the third quarter 2013 compared to the same period in the prior year.

Income tax provision.  Income tax provision of $33.1 million decreased during the three months ended September 30, 2013 in comparison to $37.0 million for the same period in 2012 primarily due to lower income before income taxes.  The effective tax rate of 38.1 percent for the three months ended September 30, 2013 was higher than the 35.9 percent for the three months ended September 30, 2012 primarily due to a positive provision to return true-up in the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Revenues.  Revenues for the nine months ended September 30, 2013 decreased 6.8 percent compared to the nine months ended September 30, 2012.  Domestic revenues of $1.3 billion decreased 6.7 percent compared to the same period in the prior year.  The decreases in revenues are due primarily to lower pricing coupled with lower activity levels in most of our service lines during the first and second quarters of 2013 compared to the same periods in the prior year.  International revenues of $48.7 million decreased 9.4 percent for the nine months ended September 30, 2013 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas was 45.4 percent higher while the average price of oil was 2.1 percent higher during the nine months ended September 30, 2013 as compared to the same period in the prior year.  The average domestic rig count during the nine months ended September 30, 2013 was approximately 9.8 percent lower than the same period in 2012.

The Technical Services segment revenues for the nine months ended September 30, 2013 decreased 6.1 percent compared to the same period in the prior year.  Revenues in this segment decreased primarily due to increasingly competitive pricing in all our service lines and lower activity levels in several of our service lines during the first and second quarters of 2013 compared to the same periods in the prior year.  The Support Services segment revenues for the nine months ended September 30, 2013 decreased by 15.2 percent compared to the same period in the prior year.  This decrease was due primarily to highly competitive pricing within rental tools, the largest service line within this segment.  Operating profit in the Technical and Support Services segments declined due to lower revenues caused by more competitive pricing for our services.

Cost of revenues. Cost of revenues increased 4.0 percent to $859.5 million for the nine months ended September 30, 2013 compared to $826.5 million for the nine months ended September 30, 2012.  Cost of revenues, as a percentage of revenues, for the nine months ended September 30, 2013 increased compared to the same period 20 2012 due to lower pricing for our services and higher materials and supplies expense resulting primarily from more service intensive jobs in our pressure pumping service line.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $8.6 million or 6.5 percent to $139.6 million for the nine months ended September 30, 2013 compared to the same period in the prior year.  As a percentage of revenues, these costs increased to 10.2 percent during the nine months ended September 30, 2013 compared to 8.9 percent during the same period in the prior year.  Our selling, general and administrative expenses are relatively fixed during the short term, but were higher during the nine months ended September 30, 2013 compared to the same period of prior year due to additional support personnel and higher bad debt.  The increase in bad debt expense of $7.0 million compared to the prior year was due to an increase in general reserves associated with higher accounts receivables consistent with higher revenues coupled with an increase in specific customer reserves including a customer bankruptcy during the second quarter of 2013.

Depreciation and amortization.   Depreciation and amortization totaled $158.8 million for the nine months ended September 30, 2013 compared to $159.6 million for the nine months ended September 30, 2012.

Loss on disposition of assets, net.  Loss on disposition of assets, net was $5.7 million for the nine months ended September 30, 2013 compared to $4.9 million for the nine months ended September 30, 2012.  The loss on disposition of assets, net is comprised of gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which requires early dispositions, or sales to customers of lost or damaged rental equipment.

Other income, net.  Other income, net was $1.6 million for the nine months ended September 30, 2013 compared to other income, net of $1.1 million for the same period in the prior year. Other income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan.

 Interest expense.  Interest expense was $1.6 million for the nine months ended September 30, 2013 compared to $1.7 million for the nine months ended September 30, 2012.  The decrease in interest expense is due primarily to a lower average debt balance on our revolving credit facility in the nine months ended September 30, 2013 compared to the same period in the prior year partially offset by interest expense resulting from a sales tax audit.

Income tax provision.  Income tax provision of $81.8 million decreased during the nine months ended September 30, 2013 in comparison to $133.5 million for the same period in 2012 due to lower income before income taxes.  The effective tax rate of 38.8 percent for the nine months ended September 30, 2013 was slightly higher than the 37.9 percent for the nine months ended September 30, 2012.

RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at September 30, 2013 were $22.9 million.  The following table sets forth the historical cash flows for the three and nine months ended September 30, 2013 and 2012:

	Three and nine months ended September 30
(In thousands)	2013	2012

Net cash provided by operating activities	$303,537	$465,270
Net cash used for investing activities	(151,276)	(261,928)
Net cash used for financing activities	(143,487)	(199,593)

Cash provided by operating activities for the nine months ended September 30, 2013 decreased by $161.7 million compared to the same period in the prior year. This decrease is due primarily to a decrease in net income of $89.8 million, an unfavorable change in deferred taxes of $17.9 million due to a decrease in tax depreciation benefits resulting from lower capital expenditures, and an unfavorable change in working capital of $60.9 million.

The unfavorable change in working capital is primarily due to the following: an unfavorable change of $85.9 million in accounts receivable due to slightly higher business activity levels in the current year compared to declining activity levels in the prior year; an unfavorable change of $18.6 million in other current assets due to lower deposits on raw materials in the current period; an unfavorable change of $15.1 million in net current income taxes receivable/payable; and an unfavorable change of $4.7 million in accrued state, local and other taxes due to the timing of payments.  These unfavorable changes were partially offset by a favorable change of $54.4 million in inventories which declined during the current period primarily due to improved sourcing of critical supplies that require longer lead times.

Cash used for investing activities for the nine months ended September 30, 2013 decreased by $110.7 million, compared to the nine months ended September 30, 2012, primarily as a result of lower capital expenditures in response to highly competitive pricing.

Cash used for financing activities for the nine months ended September 30, 2013 decreased by $56.1 million primarily as a result of lower net loan repayments coupled with lower open market share repurchases, partially offset by a 25 percent increase in the per share common stock dividend declared during the nine months ended September 30, 2013 compared to the same period in the prior year.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2013 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization and cash expected to be generated from operations will provide sufficient liquidity to meet our requirements for at least the next twelve months.  The Company currently has a $350 million revolving credit facility (the “Revolving Credit Agreement”) that matures in August 2015.  The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $51.4 million at September 30, 2013 and approximately $17.3 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  Accordingly, a total of $281.3 million was available under our facility as of September 30, 2013.  Additional information regarding our Revolving Credit Agreement is included in Note 9 to our Consolidated Financial Statements included in this report.

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

RPC, INC. AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures will be approximately $225 million during 2013, of which $159.9 million has been spent as of September 30, 2013.  We expect capital expenditures for the remainder of 2013 to be primarily directed towards capitalized equipment maintenance.  The actual amount of 2013 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules and can be modified based on market conditions and other factors.

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

As of September 30, 2013, the Company’s stock buyback program authorizes the repurchase of up to 31,578,125 shares.  On June 5, 2013, the Board of Directors authorized an additional 5,000,000 shares for repurchase under this program.  There were 314,081 shares purchased on the open market during the third quarter of 2013, and 4,712,234 shares remain available to be repurchased under the current authorization as of September 30, 2013.  The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On October 22, 2013, the Board of Directors approved a $0.10 per share cash dividend payable December 10, 2013 to stockholders of record at the close of business November 8, 2013.   The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well.  Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers.  During 2012, the Company incurred higher employment costs due to shortages of skilled labor in many of its markets, although these cost pressures subsided during the second half of 2012 and the first three quarters of 2013.  The Company expects that the cost of labor will remain high, but that labor costs will remain relatively stable during the fourth quarter of 2013.  During 2012, the prices of certain raw materials used to provide the Company’s services fluctuated significantly.  The Company mitigated some of the cost increases for raw materials by securing materials through additional sources, and the Company has continued these efforts in 2013.  However, relatively stagnant oilfield activity coupled with increased availability of certain raw materials has caused prices of some of these raw materials to decline.  Furthermore, favorable crop yields have improved the availability of certain of these raw materials, thus decreasing these costs.  Finally, the price of equipment used to provide services to the Company’s customers has not increased during the past several quarters, and in certain cases has decreased due to lower demand in the current environment for such equipment by oilfield service companies.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

RPC, INC. AND SUBSIDIARIES

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship.  During the nine months ended September 30, 2013, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling approximately $433,000 for the nine months ended September 30, 2013 compared to $383,000 for the comparable period in 2012.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were approximately $852,000 for the nine months ended September 30, 2013 and $1,134,000 for the nine months ended September 30, 2012.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months’ notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated approximately $63,000 for the nine months ended September 30, 2013 and 2012.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our belief that capital expenditures will be lower in 2013 than in 2012; our plan to continue to focus on international growth opportunities; our expectation for the amount and focus of our capital expenditures during 2013; our belief that the high price of oil should continue to have a positive impact on our customers’ activity levels and our financial results; the belief among our customers that the spot price of natural gas will remain at the current levels during the near term; our belief that the overall rig count will not increase during the remainder of 2013 unless the price of natural gas increases significantly; our belief that trends in both commodity prices and domestic drilling activity indicate that there will be very little near-term fluctuation in our customer’s overall activity levels or in our revenues; our statement that the prolonged low price of natural gas may cause financial distress among our less well-capitalized customers, jeopardizing timely collection of our accounts receivable; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; our expectation that we will continue to pay cash dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our expectation that the cost of labor will remain high, but that labor costs will remain relatively stable during the fourth quarter of 2013; our belief that changes in foreign exchange rates is not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of September 30, 2013, there are outstanding interest-bearing advances of $51.4 million on our credit facility which bear interest at a floating rate.  A change in the interest rate of one percent on the outstanding balance of the credit facility at September 30, 2013 would cause a change of $0.5 million in total annual interest costs.

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

As of the end of the period covered by this report, September 30, 2013 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the third quarter of 2013 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1

July 1, 2013 to July 31, 2013	-		$-	-	5,026,315

Month #2
August 1, 2013 to August 31, 2013	234,613	(1)	14.42	234,613	4,791,702

Month #3
September 1, 2013 to September 30, 2013	79,468	(1)	14.50	79,468	4,712,234

Totals	314,081		$14.44	314,081	4,712,234
(1)
The Company’s Board of Directors announced a stock buyback program in March 1998 that authorizes the repurchase of 31,578,125 shares.  On June 5, 2013, the Board of Directors authorized an additional 5,000,000 shares for repurchase under this program.  There were 314,081 shares purchased on the open market during the third quarter of 2013, and 4,712,234 shares remain available to be repurchased under the current authorization as of September 30, 2013.  Currently the program does not have a predetermined expiration date.

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

RPC, INC.

/s/ Richard A. Hubbell
Date: November 1, 2013	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 1, 2013	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

