Form 10-K
period 2013-12-31
RPC INC
filed 2014-02-28
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

Commission File No. 1-8726

RPC, INC.

Delaware (State of Incorporation)	58-1550825 (I.R.S. Employer Identification No.)

2801 BUFORD HIGHWAY NE, SUITE 520
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $852,785,460 based on the closing price on the New York Stock Exchange on June 30, 2013 of $13.81 per share.

RPC, Inc. had 219,289,400 shares of Common Stock outstanding as of February 14, 2014.

Documents Incorporated by Reference
Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.  Forward-looking statements made elsewhere in this report include without limitation statements regarding our beliefs regarding natural gas prices, production levels and drilling activities; our belief that oil-directed drilling will continue to represent the majority of the total drilling rig count unless the sustained level of demand for natural gas increases tremendously; our expectation to continue to focus on the development of international business opportunities in current and other international markets; the adequacy of our insurance coverage; the impact of lawsuits, legal proceedings and claims on our business and financial condition; our expectation to continue to pay cash dividends to the common stockholders subject to the earnings and financial condition of the Company and other relevant factors; our belief that no catalysts exist which will change overall industry activity in the near term; our belief that the consistently high price of oil over the past three years and during the beginning of the first quarter of 2014 holds positive implications for RPC’s activity levels for 2014; our belief that the percentage of wells drilled for oil will remain high in 2014; our expectation not to enter into additional contractual arrangements with customers on terms similar to those having expired during 2012 and 2013; our belief that the high price of oil should continue to have a positive impact on our customers’ activity levels and our financial results; our belief that the overall rig count will not increase significantly during 2014 unless the price of natural gas observed during the beginning of the first quarter of 2014 is sustained during the year; our belief that the excess service capacity in the industry is still an issue in the U.S. domestic market; our plans not to significantly increase the size of our revenue-producing fleet of equipment during 2014; our ability to maintain sufficient liquidity and a conservative capital structure; our belief about the amount of the contribution to the defined benefit pension plan in 2013; our ability to fund capital requirements in the future; the estimated amount of our capital expenditures and contractual obligations for future periods; estimates made with respect to our critical accounting policies; and the effect of new accounting standards.

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

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets.  The services and equipment provided include, among others, (1) pressure pumping services, (2) downhole tool services, (3) coiled tubing services, (4) snubbing services (also referred to as hydraulic workover services), (5) nitrogen services, (6) the rental of drill pipe and other specialized oilfield equipment, and (7) well control. RPC acts as a holding company for its operating units, Cudd Energy Services, Patterson Rental and Fishing Tools, Bronco Oilfield Services, Thru Tubing Solutions, Well Control School, and others.  As of December 31, 2013, RPC had approximately 3,900 employees.

Business Segments

RPC’s service lines have been aggregated into two reportable oil and gas services business segments, Technical Services and Support Services, because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels.

During 2013, approximately three percent of RPC’s consolidated revenues were generated from offshore operations in the U.S. Gulf of Mexico and in the Gulf of Alaska.  We also estimate that 64 percent of our 2013 revenues were related to drilling and production activities for oil, and 36 percent were related to drilling and production activities for natural gas.

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

Technical Services

The following is a description of the primary service lines conducted within the Technical Services business segment:

Pressure Pumping. Pressure pumping services, which accounted for approximately 55 percent of 2013 revenues, 53 percent of 2012 revenues and 55 percent of 2011 revenues are provided to customers throughout Texas, and the Appalachian, mid-continent and Rocky Mountain regions of the United States.  We primarily provide these services to customers in order to enhance the initial production of hydrocarbons in formations that have low permeability.  Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in the pressure pumping business include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

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

Downhole Tools. Thru Tubing Solutions (“TTS”) accounted for approximately 16 percent of 2013 revenues, 14 percent of 2012 revenues and 12 percent of 2011 revenues.  TTS provides services and proprietary downhole motors, fishing tools and other specialized downhole tools and processes to operators and service companies in drilling and production operations, including casing perforation at the completion stage of an oil or gas well.  The services that TTS provides are especially suited for unconventional drilling and completion activities.  TTS’ experience providing reliable tool services allows it to work in a pressurized environment with virtually any coiled tubing unit or snubbing unit.

Coiled Tubing. Coiled tubing services, which accounted for approximately nine percent of 2013 revenues and 11 percent of 2012 and 2011 revenues, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig.  Increasingly, coiled tubing units are also used to support completion activities in directional and horizontal wells.  Such completion activities usually require multiple entrances in a wellbore in order to complete multiple fractures in a pressure pumping operation.  A coiled tubing unit can accomplish this type of operation because its flexibility allows it to be steered in a direction other than vertical, which is necessary in this type of wellbore.  At the same time, the strength of the coiled tubing string allows various types of tools or motors to be conveyed into the well effectively.  The uses for coiled tubing in directional and horizontal wells have been enhanced by improved fabrication techniques and higher-diameter coiled tubing which allows coiled tubing units to be used effectively over greater distances, thus allowing them to function in more of the completion activities currently taking place in the U.S. domestic market. There are several manufacturers of flexible steel pipe used in coiled tubing services, and the Company believes that its sources of supply are adequate.

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for approximately four percent of revenues in 2013, 2012 and 2011, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure on the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing rig can perform many applications at a lower cost than other alternatives. Because this service involves a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relative few operators who have the experience and knowledge required to perform such services safely and efficiently. Increasingly, snubbing units are used for unconventional completions at the outer reaches of long wellbores which cannot be serviced by coiled tubing because coiled tubing has a more limited range than drill pipe conveyed by a snubbing unit.

Nitrogen. Nitrogen accounted for approximately four percent of revenues in 2013, 2012 and 2011.  There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications.  Increasingly, it is used as a displacement medium to increase production in older wells in which production has depleted. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service line. In addition, nitrogen can be complementary to our snubbing and coiled tubing service lines, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service line as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer’s well.

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

Well Control. Cudd Energy Services specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires, domestically and internationally.  In connection with these services, Cudd Energy Services, along with Patterson Services, has the capacity to supply the equipment, expertise and personnel necessary to restore affected oil and gas wells to production.  During the past several years, the Company has responded to well control situations in several international locations including Algeria, Argentina, Australia, Bolivia, Canada, Colombia, Egypt, Kuwait, Mexico, Qatar, Taiwan, Trinidad, Turkmenistan, Tanzania, Abu Dhabi and Venezuela.

The Company’s professional firefighting staff has many years of aggregate industry experience in responding to well fires and blowouts. This team of experts responds to well control situations where hydrocarbons are escaping from a wellbore, regardless of whether a fire has occurred. In the most critical situations, there are explosive fires, the destruction of drilling and production facilities, substantial environmental damage and the loss of hundreds of thousands of dollars per day in well operators’ production revenue. Since these events ordinarily arise from equipment failures or human error, it is impossible to predict accurately the timing or scope of this work. Additionally, less critical events frequently occur in connection with the drilling of new wells in high-pressure reservoirs. In these situations, the Company is called upon to supervise and assist in the well control effort so that drilling operations can resume as promptly as safety permits.

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

Support Services

The following is a description of the primary service lines conducted within the Support Services business segment:

Rental Tools. Rental tools accounted for approximately four percent of 2013 revenues, five percent of 2012 revenues and six percent of 2011 revenues.  The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular inventories with rental items instead of owning a complete inventory. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in Texas, the Gulf of Mexico, mid-continent region, Appalachian region and the Rocky Mountains.

Patterson Rental Tools offers a broad range of rental tools including:

Blowout Preventors	Diverters
High Pressure Manifolds and Valves	Drill Pipe
Hevi-wate Drill Pipe	Drill Collars
Tubing	Handling Tools
Production Related Rental Tools	Coflexip ® Hoses
Pumps	Wear KnotTM Drill Pipe

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

Industry

United States. RPC provides its services to its domestic customers through a network of facilities strategically located to serve oil and gas drilling and production activities of its customers in Texas, the Gulf of Mexico, the mid-continent, the southwest, the Rocky Mountains and the Appalachian regions. Demand for RPC’s services in the U.S. tends to be extremely volatile and fluctuates with current and projected price levels of oil and natural gas and activity levels in the oil and gas industry. Customer activity levels are influenced by their decisions about capital investment toward the development and production of oil and gas reserves.

Due to aging oilfields and lower-cost sources of oil internationally, the drilling rig count in the U.S. has declined by approximately 61 percent from its peak in 1981.  However, due to recently enhanced technology, more wells are being drilled, and these wells are increasingly productive.  For these reasons, the domestic production of natural gas has risen to record levels, and we estimate that the domestic production of crude oil during 2013 was at its highest level since 1989.  Oil and gas industry activity levels have historically been volatile, experiencing multiple cycles, including down cycle troughs in 1986, 1992, 1999 (with April 1999 recording the lowest U.S. drilling rig count in the industry’s history), 2002 and again in 2009.

The rig count during the peak of the most recent cycle occurred at the end of the third quarter of 2008, and began to decline sharply during the fourth quarter of 2008.  U.S. domestic drilling activity declined by 57 percent from the third quarter of 2008 to the second quarter of 2009, which was the steepest annualized decline rate in the industry’s history.   Between the second quarter of 2009 and the fourth quarter of 2011, U.S. domestic drilling activity increased by 129 percent before declining gradually throughout the remainder of 2011 and 2012.  At the end of 2013, the U.S. domestic rig count was approximately 100 percent higher than the cyclical trough recorded during the second quarter of 2009.

The fluctuations in domestic drilling activity since 2008 are consistent with the changes in the prices of oil and natural gas, the overall economic recovery following the recession in 2008 and 2009, and the financial returns from drilling in unconventional shale plays during the past several years.  During 2013 the average price of natural gas increased by approximately 36 percent and the price of benchmark natural gas liquids was unchanged compared to prior year.  The average price of oil increased by approximately four percent during 2013 compared to 2012.  The current sustained high price of oil has increased the attractiveness of drilling for oil in several unconventional basins in the U.S. domestic market.  During 2013, oil-directed drilling activity increased slightly, offset by a decrease in natural gas-directed drilling during the year.  The price of natural gas liquids has become an increasingly important determinant of our customers’ activity levels, since it is produced in many of the shale resource plays which also produce oil, and production of various natural gas liquids has increased to a level comparable to that of natural gas.  The price of benchmark natural gas liquids peaked during the third quarter of 2008, and declined by approximately 69 percent during the third and fourth quarters of 2008.  Thereafter, the price of benchmark natural gas liquids climbed steadily until the third quarter of 2011, but declined by 45 percent by the end of 2012.  The average price of benchmark natural gas liquids was unchanged in 2013 compared to 2012, but its price increased by approximately 46 percent between the beginning and the end of 2013, and early in the first quarter of 2014 increased by approximately 43 percent compared to the average price in 2013.

From 2001 to 2009, gas drilling rigs represented over 80 percent of the drilling rig count.  In 2010, the percentage of drilling rigs drilling for natural gas began to decline, and by the end of 2013 had fallen to approximately 21 percent of total drilling activity.  Although the demand for natural gas has remained stable, the price of natural gas has fallen in recent years due to increased domestic reserves and productivity of new wells.  The price of natural gas rose during 2013 and has risen again early in 2014 to levels not observed since the first quarter of 2010, and the amount of U.S. domestic natural gas in storage was approximately 27 percent below its five-year average.  Although the current industry metrics regarding natural gas are favorable, we do not believe that they are sufficient to encourage renewed natural gas-directed drilling because of continued record natural gas production levels and the opinion among our customers that the high price of natural gas is due to unseasonably cold weather in the first quarter of 2014 and will not be sustainable in the near term.  Although the price of oil did not increase significantly during 2013 or early in the first quarter of 2014, it remains high, and producers are exploiting resource plays that are economical at current high oil prices.  Although natural gas-directed drilling activity has declined to its lowest level in almost 19 years, the long-term demand outlook for natural gas is still favorable because, unlike oil, foreign imports of natural gas do not compete with domestic production to a meaningful degree. This lack of foreign competition tends to keep prices high enough to ensure that domestic drilling and production will continue at certain minimum levels.  We anticipate that oil-directed drilling will continue to represent the majority of the total drilling rig count unless the sustained level of demand for natural gas increases significantly due to U.S. exports of natural gas or changes in demand due to increased use of natural gas as a transportation fuel or for other purposes.   We continue to believe in the long-term growth opportunities for our business due to the continued high demand for hydrocarbons generally and the growing production of oil in the domestic U.S. market in particular.  Furthermore, we note that the techniques used to extract oil and natural gas in the U.S. domestic market increasingly require the types of services that RPC provides to its customers, so the composition of the U.S. domestic drilling rig count is not as meaningful as the overall level of drilling activity.

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

International. RPC has historically operated in several countries outside of the United States, although international revenues have never accounted for more than 10 percent of total revenues.  RPC’s equipment investments over the last several years have emphasized domestic rather than international expansion because of higher expected financial returns.  International revenues for 2013 decreased compared to 2012 due to lower customer activity levels in New Zealand and Mexico, and in the aggregate accounted for approximately four percent of consolidated RPC revenues.  International revenues in 2013 compared to 2012 increased in Equatorial Guinea, Gabon, Australia, Argentina and Bolivia.  During 2013, RPC provided snubbing, well control and oilfield training services in several countries including Gabon, Australia and China.  We also provided downhole motors and tools in Canada, Mexico, China, Argentina, Tunisia and Oman.  We continue to focus on the selected development of international opportunities in these and other markets, although we believe that it will continue to be less than 10 percent of total revenues in 2014.

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

RPC seeks to expand its service capabilities through a combination of internal growth, acquisitions, joint ventures and strategic alliances.  Because of the fragmented nature of the oil and gas services industry, RPC believes a number of acquisition opportunities exist.  However, the favorable long-term outlook for our industry and the strong historical profitability of many potential acquisitions has encouraged potential sellers of businesses to expect high valuations for their businesses.  Due to these high valuations and the potential difficulty of integrating acquired businesses into our existing operations, we believe we generate better returns on investments growing organically in service lines and geographic locations in which we have experience and presence.  We will continue to be selective in pursuing growth through acquisitions of existing businesses.

RPC has a revolving credit facility to fund the purchase of revenue-producing equipment and other working capital requirements.  In January 2014, this facility was extended for five years.  We have pursued this capital source because of the high returns on investment that have been generated by many of our service lines during the previous several years, and because of the low cost and ready availability of debt capital. During 2011 and the first two quarters of 2012, we purchased additional revenue-producing equipment to support high industry activity levels.  Our scheduled purchases of equipment declined during the third and fourth quarters of 2012 and during 2013 as pricing for our services became increasingly competitive, and the anticipated near-term financial returns of a larger fleet of revenue-producing equipment also declined.  The outstanding balance on our credit facility at the end of 2013 was lower than at the end of the prior year due to a reduction in capital expenditures and working capital, and our ratio of debt to total capitalization continues to be conservative compared to a number of our peers.

Customers

Demand for RPC’s services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies.  During 2013, RPC provided oilfield services to several hundred customers, none of which accounted for more than 10 percent of revenues.

Sales are generated by RPC’s sales force and through referrals from existing customers.  Over the past three years we have from time to time entered into agreements, with terms beyond one year, to provide services to certain domestic customers.  We monitor closely the financial condition of these customers, their capital expenditure plans, and other indications of their drilling and completion activities.  Due to the short lead time between ordering services or equipment and providing services or delivering equipment, there is no significant sales backlog in most of our service lines.

Competition

RPC operates in highly competitive areas of the oilfield services industry.  Our products and services are sold in highly competitive markets, and the revenues and earnings generated are affected by changes in prices for our services, fluctuations in the level of customer activity in major markets, general economic conditions and governmental regulation.  RPC competes with many large and small oilfield industry competitors, including the largest integrated oilfield services companies.  Strong oilfield activity during the past several years and the availability of capital have encouraged several new, smaller companies to seek debt and equity capital and accelerate their growth rates.  The presence of these new competitors has increased competitive pricing pressures as domestic oilfield activity moderated during the third and fourth quarters of 2011 and throughout 2012 and 2013.  Although the growth in the overall domestic fleet of revenue-producing equipment has moderated, pricing for our services remains competitive.   RPC believes that the principal competitive factors in the market areas that it serves are product availability and quality of our equipment and raw materials used to provide our services, service quality, reputation for safety and technical proficiency, and price.

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

At times our business has had a concentration of one or more major customers.  In 2013 and 2012, none of our customers exceeded 10 percent of our total revenues, while in 2011, one of our customers accounted for approximately 12 percent of our total revenues.    In addition, no customer accounted for more than ten percent of accounts receivable as of December 31, 2013 and 2012.  Reliance on a large customer for a significant portion of our total revenues could expose us to the risk that the loss or reduction in revenues from this customer, which could occur unexpectedly, could have a material and disproportionate adverse impact upon our revenues and operating results.

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

Compliance with federal and state regulations relating to hydraulic fracturing and designation of economic development zones related to natural gas-directed drilling from shale formations could increase our operating costs, cause operational delays, and could reduce or eliminate the demand for our pressure pumping services.

RPC’s pressure pumping services are the subject of continuing federal, state and local regulatory oversight.  This scrutiny is prompted in part by public concern regarding the potential impact on drinking and ground water and other environmental issues arising from the growing use of hydraulic fracturing.  Among these regulatory entities is the White House Council on Environmental Quality, which is coordinating a review of hydraulic fracturing practices.  In addition, a committee of the United States House of Representatives has investigated hydraulic fracturing practices and publicized information regarding the materials used in hydraulic fracturing.  The U.S. Environmental Protection Agency has also undertaken a study of the environmental impact of hydraulic fracturing practices, and is expected to issue its findings in 2014.  One of the results of this scrutiny has been to require disclosure of materials used in hydraulic fracturing on certain public lands.  RPC participates in this disclosure process and has cooperated fully with all governmental requests for information regarding our operations.  In addition, during the first quarter of 2014, the federal government proposed that specific geographic areas in which natural gas-directed drilling and production from shale formations be set aside as economic development zones.  Such designations, if they arise in geographic areas in which RPC conducts its operations, may increase demand for our customers’ natural gas production, thus increasing demand for RPC’s services.  Such designations may also increase our operating costs due to the cost of compliance with increased regulation as well as subsidies paid by firms engaged in natural gas-directed drilling to other industries which establish operations in these economic development zones.  We are unable to predict whether the scrutiny of RPC’s pressure pumping business and any resulting regulatory change will impact our business through increased operational costs, operational delays, or a reduction in demand for hydraulic fracturing services.  Also, we are unable to predict the magnitude and timing of the impact on our operations and operational costs, if any, of the creation of economic development zones in geographic areas in which natural gas-directed drilling and production from shale formations take place.

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

The Company has elected the “Controlled Corporation” exemption under Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual. The Company is a “Controlled Corporation” because a group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother, Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power. As a “Controlled Corporation,” the Company need not comply with certain NYSE rules including those requiring a majority of independent directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

RPC owns or leases approximately 120 offices and operating facilities. The Company leases approximately 18,600 square feet of office space in Atlanta, Georgia that serves as its headquarters, a portion of which is allocated and charged to Marine Products Corporation.  See “Related Party Transactions” contained in Item 7.  The lease agreement on the headquarters is effective through October 2020.  RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs.  Descriptions of the major facilities used in our operations are as follows:

Owned Locations

Broussard, Louisiana — Operations, sales and equipment storage yards

Vilonia, Arkansas — Maintenance and rebuild facilities

Elk City, Oklahoma — Operations, sales and equipment storage yards

Houma, Louisiana — Administrative office

Houston, Texas — Pipe storage terminal and inspection sheds

Kilgore, Texas — Operations, sales and equipment storage yards

Odessa, Texas — Operations, sales and equipment storage yards

Rock Springs, Wyoming — Operations, sales and equipment storage yards

Vernal, Utah — Operations, sales and equipment storage yards

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	82	1/24/84
Chairman of the Board
Richard A. Hubbell (2)	69	4/22/03
President and Chief Executive Officer
Linda H. Graham (3)	77	1/27/87
Vice President and Secretary
Ben M. Palmer (4)	53	7/8/96
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

(2)
Richard A. Hubbell has been the President of RPC since 1987 and Chief Executive Officer since 2003. He has also been the President and Chief Executive Officer of Marine Products Corporation since it was spun off from RPC in February 2001. Mr. Hubbell serves on the Board of Directors of both of these companies.

(3)
Linda H. Graham has been the Vice President and Secretary of RPC since 1987.  She has also been the Vice President and Secretary of Marine Products Corporation since it was spun off from RPC in 2001. Ms. Graham serves on the Board of Directors of both of these companies.

(4)
Ben M. Palmer has been the Vice President, Chief Financial Officer and Treasurer of RPC since 1996.  He has also been the Vice President, Chief Financial Officer and Treasurer of Marine Products Corporation since it was spun off from RPC in 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES.  As of February 14, 2014 there were 219,289,400 shares of common stock outstanding and approximately 22,300 beneficial holders of our common stock.  The following table sets forth the high and low prices of RPC’s common stock and dividends paid for each quarter in the years ended December 31, 2013 and 2012:
	2013			2012
Quarter	High	Low	Dividends	High	Low	Dividends
First	$17.40	$12.46	$0.10	$14.03	$9.31	$0.08
Second	15.55	12.41	0.10	11.95	8.75	0.08
Third	15.94	13.48	0.10	14.64	11.04	0.08
Fourth	18.88	15.34	0.10	12.70	10.45	0.28

On January 28, 2014 RPC’s Board of Directors approved a $0.105 per share cash dividend, payable March 10, 2014 to stockholders of record at the close of business on February 10, 2014. The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

The Company has a stock buyback program initially adopted in 1993 that authorizes the repurchase of up to 26,578,125 shares.  On June 5, 2013, the Board of Directors authorized an additional 5,000,000 shares for repurchase under this program.  There were no shares repurchased as part of this program during the fourth quarter of 2013.  As of December 31, 2013, there are 4,712,234 shares available to be repurchased under the current authorization. Currently the program does not have a predetermined expiration date.

Performance Graph

The following graph shows a five-year comparison of the cumulative total stockholder return based on the performance of the stock of the Company, assuming dividend reinvestment, as compared with both a broad equity market index and an industry or peer group index.  The indices included in the following graph are the Russell 1000 Index (“Russell 1000”), the Philadelphia Stock Exchange’s Oil Service Index (“OSX”), and a peer group which includes companies that are considered peers of the Company (the “Peer Group”).  The Company has voluntarily chosen to provide both an industry and a peer group index.

The Company was a component of the Russell 1000 during 2013.  The Russell 1000 is a stock index representing large capitalization U.S. stocks with high historical growth in revenues and earnings.  The components of the index had a weighted average market capitalization in 2013 of $108.9 billion, and a median market capitalization of $7.5 billion. The Russell 1000 was chosen because it represents companies with comparable market capitalizations to the Company, and because the Company is a component of the index.  The OSX is a stock index of 15 companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services.  The Company is not a component of the OSX, but this index was chosen because it represents a large group of companies that provide the same or similar products and services as the Company.  The companies included in the Peer Group are Weatherford International, Inc., Basic Energy Services, Inc., Superior Energy Services, Inc., and Halliburton Company.  The companies included in the Peer Group have been weighted according to each respective issuer’s stock market capitalization at the beginning of each year.

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

STATEMENT OF OPERATIONS DATA:

Years Ended December 31,	2013	2012	2011	2010	2009
	(in thousands, except employee and per share amounts)
Revenues	$1,861,489	$1,945,023	$1,809,807	$1,096,384	$587,863
Cost of revenues	1,178,412	1,105,886	992,704	606,098	393,806
Selling, general and administrative expenses	185,165	175,749	151,286	121,839	97,672
Depreciation and amortization	213,128	214,899	179,905	133,360	130,580
Loss (gain) on disposition of assets, net	9,371	6,099	3,831	(3,758)	(1,143)
Operating profit (loss)	275,413	442,390	482,081	238,845	(33,052)
Interest expense	(1,822)	(1,976)	(3,453)	(2,662)	(2,176)
Interest income	419	30	18	46	147
Other income, net	2,260	2,175	169	1,303	1,582
Income (loss) before income taxes	276,270	442,619	478,815	237,532	(33,499)
Income tax provision (benefit)	109,375	168,183	182,434	90,790	(10,754)
Net income (loss)	$166,895	$274,436	$296,381	$146,742	$(22,745)
Earnings (loss) per share:
Basic	$0.77	$1.28	$1.36	$0.67	$(0.11)
Diluted	$0.77	$1.27	$1.35	$0.67	$(0.11)
Dividends paid per share	$0.40	$0.52	$0.21	$0.09	$0.10
OTHER DATA:
Operating margin percent	14.8%	22.7%	26.6%	21.8%	(5.6)%
Net cash provided by operating activities	$365,624	$559,933	$386,007	$168,657	$168,740
Net cash used for investing activities	(207,654)	(315,838)	(391,637)	(171,769)	(61,144)
Net cash (used for) provided by financing activities	(163,433)	(237,325)	3,988	7,658	(106,144)
Capital expenditures	$201,681	$328,936	$416,400	$187,486	$67,830
Employees at end of period	3,900	3,600	3,400	2,500	1,980
BALANCE SHEET DATA AT END OF YEAR:
Accounts receivable, net	$437,132	$387,530	$461,272	$294,002	$130,619
Working capital	436,873	403,316	447,089	281,174	151,681
Property, plant and equipment, net	726,307	756,326	675,360	453,017	396,222
Total assets	1,383,860	1,367,163	1,338,211	887,871	649,043
Long-term debt	53,300	107,000	203,300	121,250	90,300
Total stockholders’ equity	$968,702	$899,232	$762,592	$538,895	$409,723

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

Our key business and financial strategies are:

-	To focus our management resources on and invest our capital in equipment and geographic markets that we believe will earn high returns on capital.

-	To maintain a flexible cost structure that can respond quickly to volatile industry conditions and business activity levels.

-	To maintain an efficient, low-cost capital structure which includes an appropriate use of debt financing.

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

-
To maintain high asset utilization which leads to increased revenues and leverage of direct and overhead costs, while also ensuring that increased maintenance resulting from high utilization does not interfere with customer performance requirements or jeopardize safety.

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

Current industry conditions are characterized by overall industry metrics which are significantly less volatile than historical norms.  Moreover, we do not believe that any catalysts exist which will change overall industry activity in the near term.  For example, although the average U.S. domestic rig count declined by 8.2 percent during 2013 as compared to 2012, the domestic rig count during 2013 changed by less than one percent.  The average price of oil during 2013 increased by 3.9 percent and remained high enough that our customers continued to conduct oil-directed drilling activities.  During the beginning of the first quarter of 2014, each of these industry indicators remained essentially unchanged compared to the end of 2013.  In contrast, the price of natural gas increased significantly during 2013 and the beginning of the first quarter of 2014, partially due to winter weather that was colder than average in both years.  However, these price increases have not been sufficient to encourage our customers to increase their natural gas-related drilling activities, which during the beginning of the first quarter of 2014 remained at depressed levels not observed since the second quarter of 1995.  Furthermore, we do not believe that natural gas-directed drilling will increase during the near term because domestic natural gas production during 2013 was higher than in 2012, due to the high natural gas production from existing wells including residual production from new oil-directed wells.  The consistently high price of oil over the past three years and during the beginning of the first quarter of 2014 holds positive implications for RPC’s activity levels for 2014.  RPC has operations in most of the areas in which drilling activity is directed towards oil, and we maintained our presence in these areas during 2013. During the beginning of the first quarter of 2014, the rig count was less than one percent higher the same period in 2013 and the fourth quarter of 2013.  The U.S. domestic rig count may increase during 2014, but any increases are likely to be prompted by current high natural gas prices and probably will not lead to a long-term trend of increased drilling directed towards natural gas.

In addition to the overall rig count, the Company also monitors the number of horizontal and directional wells drilled in the U.S. domestic market, because this type of well is more service-intensive than a vertical oil or gas well, thus requiring more of the Company’s services provided for a longer period of time.  The average number of horizontal and directional wells drilled in the United States decreased by approximately three percent in 2013, and was 75 percent of total wells drilled during the year.  During the first part of 2014, the percentage of horizontal and directional wells drilled as a percentage of total wells was approximately 78 percent.  In addition, the percentage of wells drilled for oil increased to 78 percent during 2013 compared to 71 percent during 2012.  During the beginning of the first quarter of 2014, the percentage of wells drilled for oil increased slightly to 79 percent.  We believe that this percentage will remain high in 2014 due to the continued high price of oil and the high production levels of natural gas.  During 2013 we also began to monitor the U.S. domestic well count, which is a measure of wells drilled by the existing drilling rig fleet.  We believe that the well count is an important measure of our potential activity levels because it reflects changes in rig efficiencies.  During 2013, the total U.S. domestic well count decreased by approximately three percent.  In the markets in which RPC has operational locations, the well count increased by approximately seven percent.  During 2013, a combination of a larger U.S. domestic fleet of revenue-producing equipment and relatively flat activity levels continued to negatively impact pricing for the Company’s services.  These negative impacts were most pronounced in the Company’s pressure pumping service line, which is highly utilized in unconventional completion work, and is a service line which has seen a significant increase in the overall fleet of revenue-producing equipment during the last several years.  During the past several years, a number of our customers entered into contractual relationships with us to provide services to support their completion programs.  Such arrangements were advantageous to our customers because of the repetitive nature of this type of activity and their need to have service providers dedicated exclusively to their drilling programs.  These arrangements also positively impacted the Company’s financial results, because of increased utilization of our revenue-producing equipment and increased efficiency.  All of these arrangements expired during 2012 and 2013 and were not renewed at the same or similar terms.  We do not expect to enter into additional contractual arrangements with such terms during 2014.

During 2013 the Company reduced our purchases of revenue-producing equipment, and concentrated instead on optimizing the utilization of our existing fleet of revenue-producing equipment.  In support of this objective, we have increased the capitalized maintenance expenditures of our equipment fleet.  Cash flows from operating activities as well as borrowings under our revolving credit facility have been sufficient to fund the Company’s lower capital expenditures which decreased to $201.7 million in 2013 compared to $328.9 million in 2012. The Company has a syndicated revolving credit facility in order to maintain sufficient liquidity to fund its capital expenditure and other funding requirements.

Revenues during 2013 totaled $1.9 billion, a decrease of 4.3 percent compared to 2012.  Cost of revenues increased $72.5 million in 2013 compared to the prior year due to higher materials and supplies expense and employment costs associated with higher activity levels and was approximately 63 percent of revenues in 2013 compared to 57 percent of revenues in 2012.  Selling, general and administrative expenses as a percentage of revenues increased approximately 0.9 percentage points in 2013 compared to 2012.

Income before income taxes declined due to competitive pricing to $276.3 million in 2013 compared to $442.6 million in the prior year.  Diluted earnings per share were $0.77 in 2013 compared to $1.27 for the prior year.

Cash flows from operating activities decreased primarily due to lower earnings to $365.6 million in 2013 compared to $559.9 million in 2012.  As of December 31, 2013, there were $53.3 million in outstanding borrowings under our credit facility, a decline from $107.0 million at December 31, 2012.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a recent cyclical peak of 2,031 during the third quarter of 2008.  The global recession that began during the fourth quarter of 2007 precipitated the steepest annualized rig count decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the second quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009.  Between its cyclical trough in the second quarter of 2009 and the fourth quarter of 2011, U.S. domestic drilling activity increased by approximately 129 percent, before declining during the remainder of 2011 and throughout 2012.  Between the beginning of 2013 and the first quarter of 2014, domestic drilling activity was essentially unchanged, varying by slightly more than one percent during the period.  However, unconventional activity as a percentage of total oilfield activity has grown steadily over the past several years and was 75 percent of total wells drilled during 2013.  Early in the first quarter of 2014, unconventional drilling activity was 78 percent of total U.S. domestic drilling activity.

The current and projected prices of oil and natural gas are important catalysts for U.S. domestic drilling activity.  The price of natural gas declined steadily during 2011 and the first quarter of 2012.  The price of natural gas began to recover during the third and fourth quarters of 2012 and throughout 2013, and during the first quarter of 2014 had risen to the highest price observed since the first quarter of 2010.  In spite of these increases, the price expectations for natural gas has not risen adequately to encourage drilling in the service-intensive natural gas resource shale plays in the U.S. domestic market due in part to record U.S. natural gas production.  The price of natural gas liquids has become an increasingly important determinant of our customers’ activities, since its sales comprise a large part of our customers’ revenues, and it is produced in many of the shale resource plays that also produce oil.  During 2013, the average price of benchmark natural gas liquids was unchanged compared to the prior year, but it increased by 43 percent early in the first quarter of 2014 compared to the prior year.  The average price of oil has remained high during 2013 and early in the first quarter of 2014.  In general, these trends have positive implications for our near-term activity levels.  In particular, the high price of oil should continue to have a positive impact on our customers’ activity levels and our financial results, since many U.S. domestic shale resource plays produce oil and petroleum liquids, and RPC has operational locations and revenue-producing equipment in these locations.

The effect of the sustained high price of oil is evident in the current composition of the U.S. domestic rig count, approximately 79 percent of which was directed towards oil during the beginning of the first quarter of 2014.  We believe that oil-directed drilling will remain a very high percentage of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term.  We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.  We do not believe that the overall rig count will increase significantly during 2014 unless the price of natural gas observed during the beginning of the first quarter of 2014 is sustained during the year.

We continue to monitor the market for our services and the competitive environment in 2014.  We are encouraged that the price of oil has remained high and that our customers’ oil-directed drilling activities have remained high also.  Furthermore, we are encouraged by the recent increases in the prices of natural gas and natural gas liquids, although we believe that these increases are the result of unseasonably cold weather in the first quarter of 2014 and thus may not be sustainable for a long period of time.   We also monitor the competitive environment because many new service companies have entered the industry over the past few years, and existing service companies have purchased additional revenue-producing equipment.  The new entrants and larger service companies in the oilfield services industry have created downward pressure on pricing for our services, as well as increased the costs for skilled labor by recruiting skilled employees from existing service companies.   Although these increased competitive pressures have begun to subside, we believe that excess service capacity is still an issue in the U.S. domestic market, given the fact that domestic drilling activity has not changed since the beginning of 2013.  Because of these concerns, we do not plan to significantly increase the size of our revenue-producing fleet of equipment during 2014.  Our consistent response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending.  Although we have used our bank credit facility to finance our expansion, we will continue to maintain a conservative financial and capital structure by industry standards.

Results of Operations

Years Ended December 31,	2013	2012	2011
(in thousands except per share amounts and industry data)
Consolidated revenues	$1,861,489	$1,945,023	$1,809,807
Revenues by business segment:
Technical	$1,729,732	$1,794,015	$1,663,793
Support	131,757	151,008	146,014

Consolidated operating profit	$275,413	$442,390	$482,081
Operating profit by business segment:
Technical	$276,246	$420,231	$451,259
Support	26,223	45,912	51,672
Corporate expenses	(17,685)	(17,654)	(17,019)
Loss on disposition of assets, net	(9,371)	(6,099)	(3,831)

Net income	$166,895	$274,436	$296,381
Earnings per share — diluted	$0.77	$1.27	$1.35
Percentage of cost of revenues to revenues	63%	57%	55%
Percentage of selling, general and administrative expenses to revenues	10%	9%	8%
Percentage of depreciation and amortization expenses to revenues	11%	11%	10%
Effective income tax rate	39.6%	38.0%	38.1%
Average U.S. domestic rig count	1,762	1,919	1,877
Average natural gas price (per thousand cubic feet (mcf))	$3.71	$2.73	$3.95
Average oil price (per barrel)	$98.06	$94.20	$94.94

Year Ended December 31, 2013 Compared To Year Ended December 31, 2012

Revenues. Revenues in 2013 decreased $83.5 million or 4.3 percent compared to 2012.  The Technical Services segment revenues for 2013 decreased 3.6 percent from the prior year due primarily to lower pricing experienced in most of our service lines within this segment partially offset by higher service intensity and activity in our pressure pumping service line.  The Support Services segment revenues for 2013 decreased 12.7 percent compared to 2012 due primarily to lower pricing in the rental tool service line, which is the largest service line within this segment.  Operating profit in the both Technical Services and Support Services segment declined due to lower pricing.  Operating profit in the Technical Services segment also declined due to higher materials and supplies expense consistent with increased service intensity.

Domestic revenues decreased 4.0 percent during 2013 compared to 2012 to $1.8 billion due primarily to continued competitive pricing for our services in most service lines.  The average price of oil increased by four percent while the average price of natural gas increased by 36 percent during 2013 compared to the prior year.  The average domestic rig count during 2013 was eight percent lower than in 2012.   Increasingly competitive pricing for our services negatively impacted our operating income, income before income taxes, net income and earnings per share.  At the present time, we believe that our activity levels are affected primarily by the price of oil, since oil-directed activity has become the majority of total U.S. drill activity.   The prices of natural gas and natural gas liquids also impact our activity levels because of the service-intensive nature of the drilling and completion associated with this type of drilling and completion.  We also believe that the total number of directional and horizontal wells more directly affect our activity levels, regardless of whether the wells are directed towards oil or natural gas.  This belief is based on the fact that directional and horizontal wells require more of some of the services within our technical services segment.  International revenues, which decreased from $74.2 million in 2012 to $65.9 million in 2013, were four percent of consolidated revenues in 2013 and 2012.  These international revenue decreases were due mainly to lower customer activity levels in New Zealand and Mexico in 2013 partially offset by an increase in activity in Equatorial Guinea, Gabon, Australia, Argentina and Bolivia, compared to the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of revenues.  Cost of revenues in 2013 was $1.2 billion compared to $1.1 billion in 2012, an increase of $72.5 million or 6.6 percent.  The increase in these costs was due to the variable nature of these expenses especially materials and supplies expenses and employment costs associated with higher activity levels.  Cost of revenues, as a percent of revenues, increased in 2013 compared to 2012 due primarily to competitive pricing for our services.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 5.4 percent to $185.2 million in 2013 compared to $175.7 million in 2012. This increase was due primarily to increases in total employment costs and bad debt expense. As a percentage of revenues, selling, general and administrative expenses increased to 9.9 percent in 2013 compared to 9.0 percent in 2012.

Depreciation and amortization.  Depreciation and amortization were $213.1 million in 2013, a decrease of $1.8 million, compared to $214.9 million in 2012. As a percentage of revenues, depreciation and amortization remained relatively unchanged at 11.4 percent in 2013 compared to 11.0 percent in 2012.

Loss on disposition of assets, net. Loss on disposition of assets, net was $9.4 million in 2013 compared to $6.1 million in 2012.   The loss of disposition of assets, net includes gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which requires early dispositions, or sales to customers of lost or damaged rental equipment.

Other income, net.  Other income, net was $2.3 million in 2013 compared to $2.2 million in 2012.  Other income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan.

Interest expense and interest income.   Interest expense was $1.8 million in 2013 compared to $2.0 million in 2012.  The decrease in 2013 is due to a lower average debt balance on our revolving credit facility partially offset by slightly higher interest rates net of interest capitalized on equipment and facilities under construction.  Interest income increased to $419 thousand in 2013 compared to $30 thousand in 2012.

Income tax provision.  The income tax provision was $109.4 million in 2013 compared to $168.2 million in 2012.  This decrease was due to lower income before taxes in 2013 compared to 2012 partially offset by an increase in the effective tax rate to 39.6 percent in 2013 compared to the effective tax rate of 38.0 percent in 2012.

Net income and diluted earnings per share.   Net income was $166.9 million in 2013, or $0.77 per diluted share, compared to net income of $274.4 million, or $1.27 per diluted share in 2012.  This decline was due to lower profitability.

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

Domestic revenues increased 6.4 percent during 2012 compared to 2011 to $1.9 billion due primarily to a larger fleet of revenue-producing equipment and higher activity levels in several service lines partially offset by lower pricing for our services in most service lines.  The average price of oil remained stable while the average price of natural gas decreased by 31 percent during 2012 compared to the prior year.  The average domestic rig count during 2012 was two percent higher than in 2011.   Our revenues grew at a higher rate than the changes in our industry indicators because of increases in our fleet of revenue-producing equipment compared to 2011.  However, increasingly competitive pricing for our services, as well as lower utilization of our revenue-producing equipment and personnel in 2012 compared to 2011, negatively impacted our operating income, income before income taxes, net income and earnings per share.  International revenues, which increased from $52.1 million in 2011 to $74.2 million in 2012, were four percent of consolidated revenues in 2012 compared to three percent of revenues in 2011.  These international revenue increases were due mainly to higher customer activity levels in Canada, China, Mexico and New Zealand in 2012 partially offset by a decrease in activity in Australia, Gabon and Saudi Arabia, compared to the prior year.

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

Depreciation and amortization.  Depreciation and amortization expense were $214.9 million in 2012, an increase of $35.0 million or 19.5 percent, compared to $179.9 million in 2011. This increase resulted from capital expenditures within both Technical Services and Support Services to increase capacity and to maintain our existing fleet of equipment.  As a percentage of revenues, depreciation and amortization increased to 11.0 percent in 2012 compared to 9.9 percent in 2011.

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

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $8.7 million as of December 31, 2013, $14.2 million as of December 31, 2012 and $7.4 million as of December 31, 2011.

The following table sets forth the historical cash flows for the years ended December 31:

	(in thousands)
	2013	2012	2011
Net cash provided by operating activities	$365,624	$559,933	$386,007
Net cash used for investing activities	(207,654)	(315,838)	(391,637)
Net cash (used for) provided by financing activities	(163,433)	(237,325)	3,988

2013

Cash provided by operating activities decreased $194.3 million in 2013 compared to the prior year due primarily to a decrease in net income of $107.5 million, an unfavorable change in deferred taxes of $17.9 million due to a decrease in tax depreciation benefits resulting from lower capital expenditures coupled with an unfavorable change in working capital of $83.2 million.

The unfavorable change in working capital is primarily due to the following: an unfavorable change of $123.8 million in accounts receivable due to slightly higher business activity levels at the end of 2013 compared to declining activity levels at the end of the prior year; an unfavorable change of $25.1 million in other current assets due to lower deposits for raw materials; an unfavorable net change of $9.8 million in net current income taxes receivable/payable; and an unfavorable change of $4.6 million in accrued state, local and other taxes due to the timing of payments.  These unfavorable changes were partially offset by a favorable change of $54.4 million in inventories due to improved sourcing of critical materials and supplies that require longer lead times.

Cash used for investing activities in 2013 decreased by $108.2 million compared to 2012, primarily as a result of lower capital expenditures in response to highly competitive pricing.

Cash used for financing activities in  2013 decreased by $73.9 million primarily as a result of lower net loan repayments coupled with lower open market share repurchases, partially offset by a 25 percent increase in the per share common stock dividend declared during 2013 compared to the prior year.

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

Cash used for financing activities in 2012 increased by $241.3 million primarily as a result of higher net loan repayments during 2012 compared to the prior year as a result of improvements in working capital and an increase in common stock dividends during 2012 compared to the prior year.

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2013, remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization which includes a revolving credit facility and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months.  On January 17, 2014, the Company amended a $350 million revolving credit facility which extended the maturity of the loan to January 2019.   The facility contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens, merge or consolidate with another entity.  A total of $272.6 million was available under the facility as of December 31, 2013; $24.1 million of the facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  For additional information with respect to RPC’s facility, see Note 6 of the Notes to Consolidated Financial Statements.

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

Cash Requirements

Capital expenditures were $201.7 million in 2013, and we currently expect capital expenditures to be approximately $200 million in 2014.  We expect that a majority of these expenditures in 2014 will be directed towards maintenance of our revenue-producing equipment and refurbishment of our existing fleet of pressure pumping equipment.  The remaining capital expenditures will be directed towards the purchase of revenue-producing equipment in several of our core service lines, including pressure pumping, coiled tubing and rental tools.  The actual amount of expenditures will depend primarily on equipment maintenance requirements, customer opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  During 2013, the Company contributed $0.8 million to the pension plan.  The Company expects that additional contributions to the defined benefit pension plan of approximately $0.8 million will be required in 2014 to achieve the Company’s funding objective.

The Company has a stock buyback program initially adopted in 1998 that authorizes the repurchase of up to 26,578,125 shares.  On June 5, 2013, the Board of Directors authorized an additional 5,000,000 shares for repurchase under this program.  There were 1,511,614 shares purchased on the open market during 2013, and 4,712,234 shares remain available to be repurchased under the current authorization as of December 31, 2013.  The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On January 28, 2014, the Board of Directors approved a $0.105 per share cash dividend, payable March 10, 2014 to stockholders of record at the close of business on February 10, 2014.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company’s significant contractual obligations as of December 31, 2013:

Contractual obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$53,300	$—	$—	$—	$53,300
Interest on long-term debt obligations	9,917	1,951	3,901	3,901	164
Capital lease obligations	—	—	—	—	—
Operating leases (1)	35,408	11,604	12,594	5,220	5,990
Purchase obligations (2)	16,467	16,467	—	—	—
Other long-term liabilities (3)	2,885	—	2,785	100	—
Total contractual obligations	$117,977	$30,022	$19,280	$9,221	$59,454
(1)	Operating leases include agreements for various office locations, office equipment, and certain operating equipment.
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

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well.  Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers.  During 2012 and 2013, the Company incurred higher employment costs due to a continued shortage of skilled labor in many of its markets.  Although these costs pressure subsided somewhat during the third and fourth quarters of 2013, our employment costs remain high and the Company expects that they will remain high during 2014.  During 2012, the prices of certain raw materials used to provide the Company’s services fluctuated significantly.  The Company mitigated some of the cost increases for raw materials by securing materials through additional sources, and the Company continued to source raw materials from these additional sources in 2013.  Increased availability of many of these raw materials in response to high market prices has caused prices of some of these raw materials to decline.  Furthermore, favorable crop yields have improved the availability of certain of these raw materials, thus decreasing these costs.  Finally, the price of equipment used to provide services to the Company’s customers has remained relatively constant in spite of declining demand, and in certain cases has decreased due to lower demand in the current environment for such equipment by oilfield service companies.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products.  Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $670,000 in 2013, $544,000 in 2012, and $639,000 in 2011. The Company’s receivable due from Marine Products for these services was $145,000 as of December 31, 2013 and $94,000 as of December 31, 2012.  The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1,039,000 in 2013, $1,676,000 in 2012 and $1,469,000 in 2011.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice.  The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $83,000 in 2013 and 2012, and $102,000 in 2011.

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

Allowance for doubtful accounts — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies.  Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility.  Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Provisions for doubtful accounts are recorded in selling, general and administrative expenses.  Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected.  Significant recoveries will generally reduce the required provision in the period of recovery.  Therefore, the provision for doubtful accounts can fluctuate significantly from period to period.  Recoveries were insignificant in 2013, 2012 and 2011.  We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

The estimated allowance for doubtful accounts is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region.  In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables which we adjust periodically based on management judgment and the economic strength of our customers.  The net provisions for doubtful accounts have ranged from 0.47 percent to 0.15 percent of revenues over the last three years.  Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2013 would have resulted in a change of approximately $2.2 million to the allowance for doubtful accounts and a corresponding change to selling, general and administrative expenses.

Income taxes — The effective income tax rates were 39.6 percent in 2013, 38.0 percent in 2012 and 38.1 percent in 2011.  Our effective tax rates vary due to changes in estimates of our future taxable income, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments.  As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Insurance expenses – The Company self insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability.  The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims.  The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims.  As of December 31, 2013, the Company estimates the range of exposure to be from $14.1 million to $18.6 million.  The Company has recorded liabilities at December 31, 2013 of approximately $16.3 million which represents management’s best estimate of probable loss.

Depreciable life of assets — RPC’s net property, plant and equipment at December 31, 2013 was $726.3 million representing 52.5 percent of the Company’s consolidated assets.  Depreciation and amortization expenses for the year ended December 31, 2013 were $215.4 million.  Management judgment is required in the determination of the estimated useful lives used to calculate the annual and accumulated depreciation and amortization expense.

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

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment adviser.   Differences between the expected long-term return on plan assets and the actual return are amortized over future years.  Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense.  The Company’s assumption for the expected return on plan assets was seven percent for 2013, 2012 and 2011.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach.  The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plan are forecasted and then compared to a portfolio of investment grade corporate bonds that will mature at the same time that the benefit payments are due in any given year.  The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds.   A lower discount rate increases the present value of benefit obligations.  The discount rate was 5.20 percent as of December 31, 2013 compared to 4.16 percent as of December 31, 2012 and 5.00 percent in 2011.

As set forth in note 10 to the Company’s financial statements, included among the asset categories for the Plan’s investments are real estate and tactical composite investments comprised of investments in real estate funds and private equity funds.  These investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2009-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested.  These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments.  The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

As of December 31, 2013, the defined benefit plan was under-funded and the recorded change within accumulated other comprehensive loss increased stockholders’ equity by approximately $4.9 million after tax.   Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in a pre-tax increase or decrease of approximately $1.1 million to the net loss related to pension reflected in accumulated other comprehensive loss.

The Company recognized pre-tax pension expense of $0.5 million in 2013, $0.7 million in 2012 and $0.5 million in 2011.  Based on the under-funded status of the defined benefit plan as of December 31, 2013, the Company expects to recognize pension expense of $0.1 million in 2014.  Holding all other factors constant, a change in the expected long-term rate of return on plan assets by 0.50 percentage points would result in an increase or decrease in pension expense of approximately $0.2 million in 2014.   Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an increase or decrease in pension expense of approximately $3 thousand in 2014.

Recent Accounting Pronouncements

During the year ended December 31, 2013, the Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncements:

Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. In addition, an entity is required to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The Company adopted these provisions in the first quarter of 2013 and has included the required additional disclosures in the accompanying financial statements and notes.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its credit agreement.  As of December 31, 2013, there are outstanding interest-bearing advances of $53.3 million on our credit facility which bear interest at a floating rate.  A change in interest rates of one percent on the balance outstanding on the credit facility at December 31, 2013 would cause a change of approximately $0.5 million in total annual interest costs.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2013 based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2013.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2013, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 30.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
February 28, 2014

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Shareholders

RPC, Inc.

We have audited the internal control over financial reporting of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements

/S/ GRANT THORNTON LLP

Atlanta, Georgia

February 28, 2014

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Shareholders
RPC, Inc.

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RPC, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion thereon..

/S/ GRANT THORNTON LLP

Atlanta, Georgia
February 28, 2014

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

December 31,	2013	2012
ASSETS
Cash and cash equivalents	$8,700	$14,163
Accounts receivable, net	437,132	387,530
Inventories	126,604	140,867
Deferred income taxes	14,185	5,777
Income taxes receivable	5,720	4,234
Prepaid expenses	9,143	10,762
Other current assets	3,441	4,494
Current assets	604,925	567,827
Property, plant and equipment, net	726,307	756,326
Goodwill	31,861	24,093
Other assets	20,767	18,917
Total assets	$1,383,860	$1,367,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$119,170	$109,846
Accrued payroll and related expenses	36,638	32,053
Accrued insurance expenses	6,072	6,152
Accrued state, local and other taxes	5,002	7,326
Income taxes payable	—	6,428
Other accrued expenses	1,170	2,706
Current liabilities	168,052	164,511
Long-term accrued insurance expenses	10,225	10,400
Notes payable to banks	53,300	107,000
Long-term pension liabilities	21,966	26,543
Deferred income taxes	153,176	155,007
Other long-term liabilities	8,439	4,470
Total liabilities	415,158	467,931
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 218,985,816 and 220,144,287 shares issued and outstanding in 2013 and 2012, respectively	21,899	22,014
Capital in excess of par value	—	—
Retained earnings	956,918	891,464
Accumulated other comprehensive loss	(10,115)	(14,246)
Total stockholders’ equity	968,702	899,232
Total liabilities and stockholders’ equity	$1,383,860	$1,367,163

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2013	2012	2011
REVENUES	$1,861,489	$1,945,023	$1,809,807
COSTS AND EXPENSES:
Cost of revenues (exclusive of items shown separately below)	1,178,412	1,105,886	992,704
Selling, general and administrative expenses	185,165	175,749	151,286
Depreciation and amortization	213,128	214,899	179,905
Loss on disposition of assets, net	9,371	6,099	3,831
Operating profit	275,413	442,390	482,081
Interest expense	(1,822)	(1,976)	(3,453)
Interest income	419	30	18
Other income, net	2,260	2,175	169
Income before income taxes	276,270	442,619	478,815
Income tax provision	109,375	168,183	182,434
Net income	$166,895	$274,436	$296,381
EARNINGS PER SHARE
Basic	$0.77	$1.28	$1.36
Diluted	$0.77	$1.27	$1.35
Dividends paid per share	$0.40	$0.52	$0.21

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2013	2012	2011
NET INCOME	$166,895	$274,436	$296,381
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Pension adjustment	4,928	(1,707)	(3,048)
Cash flow hedge	—	—	387
Foreign currency translation	(778)	265	(138)
Unrealized loss on securities and reclassification adjustments	(19)	(158)	(314)
COMPREHENSIVE INCOME	$171,026	$272,836	$293,268

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
RPC, INC. AND SUBSIDIARIES

(in thousands)

Three Years Ended December 31, 2013	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2010	222,264	$22,227	$—	$526,201	$(9,533)	$538,895
Stock issued for stock incentive plans, net	1,218	122	9,455	—	—	9,577
Stock purchased and retired	(1,936)	(194)	(12,862)	(22,136)	—	(35,192)
Net income	—	—	—	296,381	—	296,381
Pension adjustment, net of taxes	—	—	—	—	(3,048)	(3,048)
Gain on cash flow hedge, net of taxes	—	—	—	—	387	387
Foreign currency translation, net of taxes	—	—	—	—	(138)	(138)
Unrealized gain on securities, net of taxes	—	—	—	—	(314)	(314)
Dividends declared	—	—	—	(47,327)	—	(47,327)
Excess tax benefits for share-based payments	—	—	3,371	—	—	3,371
Three-for-two stock split	(358)	(36)	36			—
Balance, December 31, 2011	221,188	22,119	—	753,119	(12,646)	762,592
Stock issued for stock incentive plans and other, net	1,530	152	11,105	—	—	11,257
Stock purchased and retired	(2,011)	(201)	(13,885)	(16,515)	—	(30,601)
Increased ownership interest in subsidiary, net of taxes	—	—	—	(5,507)	—	(5,507)
Net income	—	—	—	274,436	—	274,436
Pension adjustment, net of taxes	—	—	—	—	(1,707)	(1,707)
Foreign currency translation, net of taxes	—	—	—	—	265	265
Unrealized loss on securities, net of taxes	—	—	—	—	(158)	(158)
Dividends declared	—	—	—	(114,069)	—	(114,069)
Excess tax benefits for share-based payments	—	—	2,724	—	—	2,724
Three-for-two stock split	(563)	(56)	56			—
Balance, December 31, 2012	220,144	22,014	—	891,464	(14,246)	899,232
Stock issued for stock incentive plans and other, net	699	70	8,107	—	—	8,177
Stock purchased and retired	(1,857)	(185)	(11,285)	(13,652)	—	(25,122)
Net income	—	—	—	166,895	—	166,895
Pension adjustment, net of taxes	—	—	—	—	4,928	4,928
Foreign currency translation, net of taxes	—	—	—	—	(778)	(778)
Unrealized loss on securities, net of taxes	—	—	—	—	(19)	(19)
Dividends declared	—	—	—	(87,789)	—	(87,789)
Excess tax benefits for share-based payments	—	—	3,178	—	—	3,178
Balance, December 31, 2013	218,986	$21,899	$—	$956,918	$(10,115)	$968,702

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RPC, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2013	2012	2011
OPERATING ACTIVITIES
Net income	$166,895	$274,436	$296,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	215,812	214,153	179,787
Stock-based compensation expense	8,177	7,860	8,075
Loss on disposition of assets, net	9,371	6,099	3,831
Deferred income tax (benefit) provision	(13,060)	4,821	77,074
Excess tax benefits for share-based payments	(3,178)	(2,724)	(3,371)
(Increase) decrease in assets:
Accounts receivable	(49,959)	73,809	(167,312)
Income taxes receivable	1,692	9,295	9,817
Inventories	14,078	(40,354)	(36,511)
Prepaid expenses	1,519	(2,284)	(2,783)
Other current assets	1,114	26,189	(30,524)
Other non-current assets	(1,881)	(6,415)	294
(Increase) decrease in liabilities:
Accounts payable	14,062	(4,929)	30,102
Income taxes payable	(6,428)	(4,277)	4,917
Accrued payroll and related expenses	4,585	(1,627)	9,799
Accrued insurance expenses	(80)	408	603
Accrued state, local and other taxes	(2,324)	2,260	2,078
Other accrued expenses	(1,548)	1,412	958
Pension liabilities	3,183	(589)	1,249
Long-term accrued insurance expenses	(175)	1,400	511
Other long-term liabilities	3,769	990	1,032
Net cash provided by operating activities	365,624	559,933	386,007
INVESTING ACTIVITIES
Capital expenditures	(201,681)	(328,936)	(416,400)
Increased ownership interest in subsidiary	—	(6,211)	—
Proceeds from sale of assets	11,071	19,309	24,763
Purchase of business	(17,044)	—	—
Net cash used for investing activities	(207,654)	(315,838)	(391,637)
FINANCING ACTIVITIES
Payment of dividends	(87,789)	(114,069)	(47,327)
Borrowings from notes payable to banks	686,700	844,050	940,850
Repayments of notes payable to banks	(740,400)	(940,350)	(858,800)
Debt issue costs for notes payable to banks	—	—	(415)
Excess tax benefits for share-based payments	3,178	2,724	3,371
Cash paid for common stock purchased and retired	(25,122)	(30,224)	(34,419)
Proceeds received upon exercise of stock options	—	544	728
Net cash (used for) provided by financing activities	(163,433)	(237,325)	3,988
Net (decrease) increase in cash and cash equivalents	(5,463)	6,770	(1,642)
Cash and cash equivalents at beginning of year	14,163	7,393	9,035
Cash and cash equivalents at end of year	$8,700	$14,163	$7,393

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

Preferred Stock

RPC is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2013, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Dividends

On January 28, 2014, the Board of Directors approved a $0.105 per share cash dividend payable March 10, 2014 to stockholders of record at the close of business on February 10, 2014.

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

Concentration of Credit Risk

Substantially all of the Company’s customers are engaged in the oil and gas industry.  This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.  The Company provided oilfield services to several hundred customers.  In 2013 and 2012, there were no customers that accounted for more than 10 percent of the Company’s revenues.  In 2011, one of our customers accounted for approximately 12 percent of revenues.  Additionally, no customer accounted for more than 10 percent of accounts receivable as of December 31, 2013 and 2012.

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

Investments

Investments classified as available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company did not realize any gains or losses during 2013, 2012 or 2011 on its available-for-sale securities.  Securities that are held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) are classified as trading.   See Note 10 for further information regarding the SERP.  The change in fair value of trading securities is presented in other income (expense) on the consolidated statements of operations.

Management determines the appropriate classification of investments at the time of purchase and re-evaluates such designations as of each balance sheet date.

Accounts Receivable

The majority of the Company’s accounts receivable is due principally from major and independent oil and natural gas exploration and production companies.  Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts receivable are considered past due after 60 days and are stated at amounts due from customers, net of an allowance for doubtful accounts.

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

Inventories

Inventories, which consist principally of (i) raw materials and supplies that are consumed providing services to the Company’s customers, (ii) spare parts for equipment used in providing these services and (iii) manufactured components and attachments for equipment used in providing services, are recorded at the lower of cost or market value.  Cost is determined using first-in, first-out (“FIFO”) method or the weighted average cost method.  Market value is determined based on replacement cost for materials and supplies. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments.

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

Property, Plant and Equipment

Property, plant and equipment, including software costs, are reported at cost less accumulated depreciation and amortization, which is provided on a straight-line basis over the estimated useful lives of the assets.  Annual depreciation and amortization expenses are computed using the following useful lives: operating equipment, 3 to 20 years; buildings and leasehold improvements, 15 to 39 years; furniture and fixtures, 5 to 7 years; software, 5 years; and vehicles, 3 to 5 years. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income from operations. Expenditures for additions, major renewals, and betterments are capitalized. Expenditures for restoring an identifiable asset to working condition or for maintaining the asset in good working order constitute repairs and maintenance and are expensed as incurred.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $31,861,000 at December 31, 2013 and $24,093,000 at December 31, 2012.  During 2013, the Company completed an acquisition of assets of a business totaling $17,044,000 that included goodwill of $7,768,000.  Goodwill is reviewed annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, for impairment.  The Company completed a comprehensive qualitative assessment of the various factors that impact goodwill and concluded it is more likely than not that the fair value of its reporting units exceeds their carrying amounts on the annual test date.  Therefore the Company did not proceed to Step 1 of the goodwill impairment test in 2013, 2012 and 2011.  Based on the qualitative assessment, the Company has concluded that no impairment of its goodwill occurred for the years ended December 31, 2013, 2012 and 2011.

Advertising

Advertising expenses are charged to expense during the period in which they are incurred.  Advertising expenses totaled $3,458,000 in 2013, $2,965,000 in 2012, and $2,406,000 in 2011.

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

Earnings per Share

FASB ASC Topic 260-10 “Earnings Per Share-Overall,” requires a basic earnings per share and diluted earnings per share presentation.  The Company considers all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be participating securities.  The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends, and therefore are considered participating securities.  See Note 10 for further information on restricted stock granted to employees.

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

A reconciliation of weighted average shares outstanding along with the earnings (loss) per share attributable to restricted shares of common stock (participating securities) is as follows:

(In thousands except per share data )	2013	2012	2011
Net income available for stockholders:	$166,895	$274,436	$296,381
Less: Dividends paid
Common stock	(86,282)	(111,966)	(46,479)
Restricted shares of common stock	(1,507)	(2,103)	(848)
Undistributed earnings	$79,106	$160,367	$249,054

Allocation of undistributed earnings:
Common stock	$77,620	$157,093	$244,053
Restricted shares of common stock	1,486	3,274	5,001

Basic shares outstanding:
Common stock	211,305	210,707	213,153
Restricted shares of common stock	4,199	4,534	4,530
	215,504	215,241	217,683
Diluted shares outstanding:
Common stock	211,305	210,707	213,153
Dilutive effect of stock-based awards	1,229	1,555	2,567
	212,534	212,262	215,720
Restricted shares of common stock	4,199	4,534	4,530
	216,733	216,796	220,250
Basic earnings per share:
Common stock:
Distributed earnings	$0.40	$0.53	$0.22
Undistributed earnings	0.37	0.75	1.14
	$0.77	$1.28	$1.36
Restricted shares of common stock:
Distributed earnings	$0.36	$0.46	$0.19
Undistributed earnings	0.35	0.72	1.10
	$0.71	$1.18	$1.29
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.40	$0.53	$0.22
Undistributed earnings	0.37	0.74	1.13
	$0.77	$1.27	$1.35

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

Recent Accounting Pronouncements

During the year ended December 31, 2013, the Financial Accounting Standards Board (FASB) issued the following applicable accounting Standards Updates (ASU):

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

Note 2: Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2013	2012
(in thousands)
Trade receivables:
Billed	$368,583	$310,997
Unbilled	80,806	82,649
Other receivables	1,240	2,994
Total	450,629	396,640
Less: allowance for doubtful accounts	(13,497)	(9,110)
Accounts receivable, net	$437,132	$387,530

Trade receivables relate to sale of our services and products, for which credit is extended based on our evaluation of the customer’s credit worthiness.  Unbilled receivables represent revenues earned but not billed to the customer until future dates, usually within one month.  Other receivables consist primarily of amounts due from purchasers of Company property and rebates from suppliers.

Changes in the Company’s allowance for doubtful accounts are as follows:

Years Ended December 31,	2013	2012
(in thousands)
Beginning balance	$9,110	$8,093
Bad debt expense	8,815	1,784
Accounts written-off	(5,421)	(1,132)
Recoveries	993	365
Ending balance	$13,497	$9,110

Note 3: Inventories

Inventories are $126,604,000 at December 31, 2013 and $140,867,000 at December 31, 2012 and consist of raw materials, parts and supplies.

Note 4: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2013	2012
(in thousands)
Land	$19,264	$17,420
Buildings and leasehold improvements	130,072	111,986
Operating equipment	1,231,504	1,155,600
Computer software	17,121	20,581
Furniture and fixtures	7,737	7,232
Vehicles	387,854	357,913
Construction in progress	2,076	9,829
Gross property, plant and equipment	1,795,628	1,680,561
Less: accumulated depreciation	(1,069,321)	(924,235)
Net property, plant and equipment	$726,307	$756,326

Depreciation expense was $215.4 million in 2013, $214.9 million in 2012, and $179.9 million in 2011, and includes amounts recorded as costs of sales and inventory.  There were no capital leases outstanding as of December 31, 2013 and December 31, 2012.  The Company had accounts payable for purchases of property and equipment of $19.7 million as of December 31, 2013, $24.4 million as of December 31, 2012, and $32.7 million as of December 31, 2011.

Note 5: Income Taxes

The following table lists the components of the provision (benefit) for income taxes:

Years ended December 31,	2013	2012	2011
(in thousands)
Current provision:
Federal	$104,890	$147,580	$91,415
State	15,627	14,673	12,938
Foreign	1,918	1,109	1,007
Deferred (benefit) provision:
Federal	(12,025)	5,027	70,599
State	(1,035)	(206)	6,475
Total income tax provision	$109,375	$168,183	$182,434

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8	3.2	3.1
Tax credits	(0.3)	(0.3)	(0.2)
Non-deductible expenses	0.5	0.5	0.4
Other	0.6	(0.4)	(0.2)
Effective tax rate	39.6%	38.0%	38.1%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2013	2012
(in thousands)
Deferred tax assets:
Self-insurance	$7,247	$7,417
Pension	8,018	9,688
State net operating loss carryforwards	484	1,165
Bad debts	4,748	3,489
Accrued payroll	2,019	2,038
Stock-based compensation	5,183	4,567
Tangible property regulations 481(a)	7,665	—
All others	1,541	274
Valuation allowance	(83)	(1,003)
Gross deferred tax assets	36,822	27,635
Deferred tax liabilities:
Depreciation	(165,960)	(168,717)
Goodwill amortization	(7,094)	(6,394)
All Others	(2,759)	(1,754)
Gross deferred tax liabilities	(175,813)	(176,865)
Net deferred tax liabilities	$(138,991)	$(149,230)

As of December 31, 2013, undistributed earnings of the Company’s foreign subsidiaries amounted to $12.0 million. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries. The Company’s current intention is to permanently reinvest funds held in our foreign subsidiaries outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective through the utilization of foreign tax credits, or would otherwise create no additional U.S. tax cost.

As of December 31, 2013, the Company has net operating loss carry forwards related to state income taxes of approximately $11.8 million that will expire between 2014 and 2033.  As of December 31, 2013 the Company has a valuation allowance of approximately $0.1 million, representing the tax affected amount of loss carry forwards that the Company does not expect to utilize, against the corresponding deferred tax asset.

Total net income tax payments were $122,916,000 in 2013, $158,700,000 in 2012, and $90,729,000 in 2011.

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions.  In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities.  The Company’s 2010 through 2013 tax years remain open to examination.  Additional years may be open to the extent attributes are being carried forward to an open year.  The Internal Revenue Service (IRS) commenced an examination of the Company’s US federal income tax return for the 2011 tax year during the fourth quarter of 2013 that is anticipated to be completed by the end of 2014.  As of December 31, 2013, the IRS has not proposed any adjustments in connection with the examination.

In accordance with the accounting guidance relating to the accounting for uncertainty in income tax reporting, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions, the Company recognized a significant increase in its liability for unrecognized tax benefits in the current year related primarily to refund claims filed for state income taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
Balance at January 1	$38,000	$35,000
Additions based on tax positions related to the current year	3,430,000	—
Additions for tax positions of prior years	12,877,000	3,000
Balance at December 31	$16,345,000	$38,000

The Company’s liability for unrecognized tax benefits as disclosed above, would affect our effective rate if recognized.  Additionally, interest and penalties related to the unrecognized tax benefits as disclosed above as of December 31, 2013 and December 31, 2012 amounted to $276,000 and $3,000, respectively.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.  Accrued interest and penalties were immaterial to the financial statements as of December 31, 2013 and 2012.

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our unrecognized tax positions will significantly decrease in the next 12 months.  These changes may be the result of, among other things, state tax settlements under or conclusions of ongoing examinations or reviews.  However, quantification of an estimated range cannot be made at this time.

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and included an extension for one year of the 50% bonus depreciation allowance. The provision specifically applied to qualifying property placed in service before January 1, 2014.  The acceleration of deductions on 2013 qualifying capital expenditures resulting from the bonus depreciation provision had no impact on our 2013 effective tax rate.

On September 23, 2013, the U.S. Department of the Treasury issued final regulations under Internal Revenue Code Sections 162(a) and 263(a) that provide guidance on the deduction and capitalization of expenditures related to tangible property.  These regulations will result in our adoption of certain mandatory and elective accounting methods with respect to property and equipment, inventory and supplies.  The regulations are generally effective for taxable years beginning on or after January 1, 2014.

In connection with the issuance of the regulations, RPC has assessed and estimated the impact of the method changes on its financial statements.  We have estimated favorable IRC Section 481(a) adjustments of approximately $21 million (gross).  The tax affected amount of the assessment ($7.7 million) has been separately disclosed in our schedule of deferred tax assets and liabilities.  This amount is subject to change as we finalize our analysis and file method changes under the new regulations during 2014.

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

The facility has a general term of five years and provides for an unsecured line of credit of up to $350 million, which includes a $50 million letter of credit subfacility, and a $25 million swingline subfacility.  The maturity date of all revolving loans under the Credit Agreement is August 31, 2015.  The Company has incurred loan origination fees and other debt related costs associated with the Revolving Credit Agreement in the aggregate of $2.3 million.  These costs are being amortized to interest expense over the five year term of the loan, and the net amount is classified as non-current other assets on the consolidated balance sheets.

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

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.  The Company was in compliance with these covenants as of and for the year ended December 31, 2013.

As of December 31, 2013, RPC has outstanding borrowings of $53.3 million under the facility.  Additionally there were letters of credit relating to self-insurance programs and contract bids outstanding for $24.1 million as of December 31, 2013.  Interest incurred and paid on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

Years Ended December 31,	2013	2012	2011
(in thousands except interest rate data)
Interest incurred	$2,090	$2,936	$4,146
Capitalized interest	$935	$1,026	$627
Interest paid (net of capitalized interest)	$618	$1,498	$3,168
Weighted average interest rate	3.7%	2.3%	2.8%

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

On January 17, 2014, the Company amended the Credit Agreement which extended the maturity date of all the revolving loans from August 31, 2015 to January 17, 2019 (as amended, the “Credit Agreement”.)  RPC incurred commitment fees and other debt related costs associated with the amendment of approximately $0.7 million.  Interest rates on the revolving loans under the Credit Agreement are reduced by 0.125% at all pricing levels under the Credit Agreement.  The amount of the swing line sub-facility under the Credit Agreement has increased from $25 million to $35 million.

Note 7: Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2011	$(12,981)	$187	$148	$(12,646)
Change during 2012:
Before-tax amount	(3,355)	(249)	180	(3,424)
Tax benefit	1,224	91	85	1,400
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	424	—	—	424
Total activity in 2012	(1,707)	(158)	265	(1,600)
Balance at December 31, 2012	$(14,688)	$29	$413	$(14,246)
Change during 2013:
Before-tax amount	6,976	(30)	(778)	6,168
Tax (expense) benefit	(2,546)	11	—	(2,535)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	498	—	—	498
Total activity in 2013	4,928	(19)	(778)	4,131
Balance at December 31, 2013	$(9,760)	$10	$(365)	$(10,115)
(1)	Reported as part of selling, general and administrative expenses.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$13,963	$—
Available-for-sale securities – equity securities	$445	$—	$—

	Fair Value Measurements at December 31, 2012 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$11,103	$—
Available-for-sale securities – equity securities	$380	$—	$—

The Company determines the fair value of the marketable securities that are available-for-sale through quoted market prices.  The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.  The trading securities are comprised of the SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company.  Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. As a result, the Company classified these investments as using level 2 inputs.  The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.  For the year ended December 31, 2013 there were no significant transfers in or out of levels 1, 2 or 3.

At December 31, 2013 and 2012, amounts outstanding under the Company’s credit facility were $53,300,000 and $107,000,000 and based on quotes from the lender (level 2 inputs) is similar to the fair values of these amounts at the respective dates.  The borrowings under our revolving credit facility bear interest at the variable rate described in Note 6.  The Company is subject to interest rate risk on the variable component of the interest rate.

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

Note 9: Commitments and Contingencies

Lease Commitments - Minimum annual rentals, principally for noncancelable real estate and equipment leases with terms in excess of one year, in effect at December 31, 2013, are summarized in the following table:

(in thousands)
2014	$8,984
2015	7,664
2016	4,929
2017	2,989
2018	2,231
Thereafter	5,991
Total rental commitments	$32,788

Total rental expense, including short-term rentals, charged to operations was $20,582,000 in 2013, $18,224,000 in 2012, $19,814,000 in 2011.

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

 The Company’s projected benefit obligation exceeds the fair value of the plan assets under its pension plan by $5.1 million and thus the plan was under-funded as of December 31, 2013.

The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2013	2012
(in thousands)
Accumulated Benefit Obligation at end of year	$37,528	$42,699

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$42,699	$38,278
Service cost	—	—
Interest cost	1,741	1,869
Amendments	—	—
Actuarial loss	(5,199)	4,221
Benefits paid	(1,713)	(1,669)
Projected benefit obligation at end of year	$37,528	$42,699
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$29,519	$24,180
Actual return on plan assets	3,820	2,712
Employer contribution	800	4,296
Benefits paid	(1,713)	(1,669)
Fair value of plan assets at end of year	32,426	29,519

Funded status at end of year	$(5,102)	$(13,180)

December 31,	2013	2012
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(5,102)	(13,180)
	$(5,102)	$(13,180)

December 31,	2013	2012
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss (gain)	$15,369	$23,129
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$15,369	$23,129

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2013 and 2012 has been disclosed above.  The Company uses a December 31 measurement date for this qualified plan.

Amounts recognized in the consolidated balance sheets consist of:

December 31,	2013	2012
(in thousands)
Funded status	$(5,102)	$(13,180)
SERP liability	(16,864)	(13,363)
Long-term pension liability	$(21,966)	$(26,543)

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974.  Amounts contributed to the plan totaled $800,000 in 2013 and $4,296,000 in 2012.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2013	2012	2011
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,741	1,869	1,916
Expected return on plan assets	(2,043)	(1,846)	(1,831)
Amortization of net loss	784	667	463
Net periodic benefit plan cost	$482	$690	$548

The Company recognized pre-tax (increases) decreases to the funded status in accumulated other comprehensive loss of $(7,760,000) in 2013, $2,688,000 in 2012 and $4,800,000 in 2011.  There were no previously unrecognized prior service costs as of December 31, 2013, 2012 and 2011.  The pre-tax amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

(in thousands)	2013	2012	2011
Net (gain) loss	$(6,976)	$3,355	$5,263
Amortization of net loss	(784)	(667)	(463)
Net transition obligation (asset)	—	—	—
Amount recognized in accumulated other comprehensive loss	(7,760)	$2,688	$4,800

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2014 are as follows:

(in thousands)	2014
Amortization of net loss	$484
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic benefit plan cost	$484

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2013	2012	2011
Projected Benefit Obligation:
Discount rate	5.20%	4.16%	5.00%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	4.16%	5.00%	5.49%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

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

The plan’s weighted average asset allocation at December 31, 2013 and 2012 by asset category along with the target allocation for 2014 are as follows:

Asset Category	Target Allocation for 2014	Percentage of Plan Assets as of December 31, 2013	Percentage of Plan Assets as of December 31, 2012

Cash and Cash Equivalents	0% - 5%	0.6%	0.2%
Debt Securities – Core Fixed Income	15% - 50%	25.3%	20.2%
Tactical – Fund of Equity and Debt Securities	—	—	15.1%
Domestic Equity Securities	0% - 30%	26.6%	15.2%
Global Equity Securities	—	—	16.0%
International Equity Securities	0% - 30%	31.4%	15.1%
Real Estate	0% - 20%	8.3%	9.2%
Real Return	0% - 20%	7.8%	9.0%
Total	100%	100.0%	100.0%

The Company’s overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers.  Equity securities primarily include investments in large-cap and small-cap companies domiciled domestically and internationally.  Fixed-income securities include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries.  Other types of investments include real estate funds and private equity funds that follow several different investment strategies.  For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits.  The investment policy establishes a target allocation for each asset class which is rebalanced as required.  The plans utilize a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation.  The Company expects to contribute approximately $765,000 to the pension plan during fiscal year 2014.

Some of our assets, primarily our private equity and real estate funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments.  For the December 31, 2013 plan asset reporting, publicly traded asset pricing was used where possible.  For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events.  Additionally, these investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2009-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested.  These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments.  The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

The following tables present our plan assets using the fair value hierarchy as of December 31, 2013 and December 31, 2012.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.  See Note 8 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2013:

Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$210	$210	$—	$—
Fixed Income Securities	(2)	8,201	—	8,201	—
Domestic Equity Securities		8,590	8,590	—	—
Global Equity Securities		—	—	—	—
International Equity Securities	(3)	10,192	—	10,192	—
Tactical Composite	(4)	—	—	—	—
Real Estate	(5)	2,705	—	—	2,705
Real Return	(6)	2,528	—	2,528	—
		$32,426	$8,800	$20,921	$2,705

Fair Value Hierarchy as of December 31, 2012:

Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$61	$61	$—	$—
Fixed Income Securities	(2)	5,959	—	5,959	—
Domestic Equity Securities		4,475	4,475	—	—
Global Equity Securities		4,446	4,446	—	—
International Equity Securities	(3)	4,737	2,205	2,532	—
Tactical Composite	(4)	4,454	—	4,454	—
Real Estate	(5)	2,730	—	—	2,730
Real Return	(6)	2,657	—	2,657	—
		$29,519	$11,187	$15,602	$2,730

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Some international equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
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

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2013:

Investments (in thousands)	Balance at December 31, 2012	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2013
Real Estate	$2,730	$217	$(242)	$—	$2,705

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2012:

Investments (in thousands)	Balance at December 31, 2011	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2012
Real Estate	$1,350	$365	$1,015	$—	$2,730

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2014	$1,896
2015	1,989
2016	2,189
2017	2,254
2018	2,346
2019-2023	12,614

Supplemental Executive Retirement Plan (SERP)

    The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP.  The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligations of the SERP.   The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time.  Investments in COLI policies consisted of $47.4 million in variable life insurance policies as of December 31, 2013 and $44.3 million as of December 31, 2012.  In the COLI policies, the Company is able to allocate investment of the assets across a set of choices provided by the insurance company, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

    The Company classifies the SERP assets as trading securities as described in Note 1.  The fair value of these assets totaled $13,963,000 as of December 31, 2013 and $11,103,000 as of December 31, 2012.  The SERP assets are reported in other assets on the balance sheet. The changes in the fair value of these assets, and normal insurance expenses are recorded in the consolidated statement of operations as part of other income (expense), net. Trading gains (losses) related to the SERP assets totaled $2,026,000 in 2013, $1,352,000 in 2012, and $(194,000) for 2011.  The SERP liability is recorded on the balance sheet in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the statement of operations.

401(k) Plan

RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than three months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. RPC matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the plan. Employees vest in the RPC contributions after three years of service. The charges to expense for the Company’s contributions to the 401(k) plan were $5,451,000 in 2013, $5,088,000 in 2012, and $4,074,000 in 2011.

Stock Incentive Plans

The Company has issued stock options and restricted stock to employees under two 10 year stock incentive plans that were approved by stockholders in 1994 and 2004.  The 1994 plan expired in 2004.  The Company reserved 7,593,750 shares of common stock under the 2004 Plan which expires in 2014.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock which are discussed in detail below.  As of December 31, 2013, there were 1,355,431 shares available for grants.

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

Pre-tax stock-based employee compensation expense was $8,177,000 in 2013 ($5,192,000 after tax), $7,860,000 in 2012 ($4,991,000 after tax) and $8,075,000 in 2011 ($5,128,000 after tax).

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

There were no stock options exercised during 2013 and there have been no stock options outstanding since December 31, 2012.  The total intrinsic value of stock options exercised was $7,467,000 during 2012 and $11,882,000 during 2011.  Tax benefits associated with the exercise of stock options exercised totaled $431,000 during 2012 and $799,000 during 2011 and were credited to capital in excess of par value and are classified as financing cash flows.

Restricted Stock

The Company has granted employees time lapse restricted stock which vest after a stipulated number of years from the grant date, depending on the terms of the issue. Time lapse restricted shares issued vest in 20 percent increments annually starting with the second anniversary of the grant, over six years from the date of grant.  Grantees receive dividends declared and retain voting rights for the granted shares.  The agreement under which the restricted stock is issued provides that shares awarded may not be sold or otherwise transferred until restrictions or, established under the stock plans have lapsed.  Upon termination of employment from RPC (other than due to death, disability or retirement on or after age 65), shares with restrictions must be returned to the Company.

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2013:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested shares at January 1, 2013	4,494,191	$8.12
Granted	850,500	13.68
Vested	(1,078,534)	6.36
Forfeited	(151,357)	9.72
Non-vested shares at December 31, 2013	4,114,800	$9.67

The fair value of restricted share awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense on a straight-line basis over the requisite service period.  The weighted average grant date fair value of these restricted stock awards was $13.68 for 2013, $11.69 for 2012 and $11.59 for 2011.  The total fair value of shares vested was $15,471,000 during 2013, $10,695,000 during 2012 and $11,861,000 during 2011.  The tax benefit for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value aggregating $3,178,000 for 2013, $2,293,000 for 2012 and $2,572,000 for 2011.  The excess tax deductions are classified as a financing activity in the accompanying consolidated statements of cash flows.

Other Information

As of December 31, 2013, total unrecognized compensation cost related to non-vested restricted shares was $34,614,000 which is expected to be recognized over a weighted-average period of 3.2 years.  As of December 31, 2013, there was no unrecognized compensation cost related to non-vested stock options.

The Company received cash from options exercised of $544,000 during 2012 and $728,000 during 2011. These cash receipts are classified as a financing activity in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled $377,000 during 2012 and $720,000 during 2011 and have been excluded from the consolidated statements of cash flows.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products.  Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $670,000 in 2013, $544,000 in 2012, and $639,000 in 2011. The Company’s receivable due from Marine Products for these services was $145,000 as of December 31, 2013 and $94,000 as of December 31, 2012.  The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1,039,000 in 2013, $1,676,000 in 2012 and $1,469,000 in 2011.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice.  The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $83,000 in 2013 and 2012, and $102,000 in 2011.

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

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2013, 2012 and 2011 are shown in the following table:

	Technical Services	Support Services	Corporate	Loss on disposition of assets, net	Total
(in thousands)
2013
Revenues	$1,729,732	$131,757	$—	$—	$1,861,489
Operating profit (loss)	276,246	26,223	(17,685)	(9,371)	275,413
Capital expenditures	167,586	32,250	1,845	—	201,681
Depreciation and amortization	181,026	31,417	685	—	213,128
Identifiable assets	1,113,877	202,243	67,740	—	1,383,860
2012
Revenues	$1,794,015	$151,008	$—	$—	$1,945,023
Operating profit (loss)	420,231	45,912	(17,654)	(6,099)	442,390
Capital expenditures	277,686	46,053	5,197	—	328,936
Depreciation and amortization	183,762	30,707	430	—	214,899
Identifiable assets	1,128,124	175,611	63,428	—	1,367,163
2011
Revenues	$1,663,793	$146,014	$—	$—	$1,809,807
Operating profit (loss)	451,259	51,672	(17,019)	(3,831)	482,081
Capital expenditures	369,568	42,837	3,995	—	416,400
Depreciation and amortization	152,252	27,464	189	—	179,905
Identifiable assets	1,103,341	177,974	56,896	—	1,338,211

The following summarizes selected information between the United States and all international locations combined for the years ended December 31, 2013, 2012 and 2011. The revenues are presented based on the location of the use of the product or service. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

Years ended December 31,	2013	2012	2011
(in thousands)
United States Revenues	$1,795,592	$1,870,815	$1,757,661
International Revenues	65,897	74,208	52,146
	$1,861,489	$1,945,023	$1,809,807
54

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

As of the end of the period covered by this report, December 31, 2013 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).   Management’s report on internal control over financial reporting is included on page 29 of this report.  Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2013 and issued a report thereon which is included on page 30 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the RPC Proxy Statement for its 2014 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 13 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2014 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2014 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the RPC Proxy Statement for its 2014 Annual Meeting of Stockholders, in the sections “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2013.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	—	$ —	1,355,431	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	$ —	1,355,431

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 10 to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2014 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions.”  Information regarding director independence will be included in the RPC Proxy Statement for its 2014 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.”  This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled “Independent Registered Public Accounting Firm” in the RPC Proxy Statement for its 2014 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

10.6	Form of time restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).

10.7	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).

10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.9	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).

10.14	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).

10.15	Summary of Compensation Arrangements with Non-Employee Directors (incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed on March 1, 2013).

Exhibits (inclusive of item 3 above):
Exhibit Number	Description
3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).

3.1C	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q filed August 2, 2011).

3.2	Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed on October 25, 2007).

4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

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

10.5	Tax Sharing Agreement dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10-K filed on February 13, 2001).

10.6	Form of time lapse restricted stock grant agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 2, 2004).

10.7	Form of performance restricted stock grant agreement (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 2, 2004).

10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.9	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).

10.12
Credit Agreement dated August 31, 2010 between the Company, Banc of America, N.A., SunTrust Bank, Regions Bank and certain other lenders party thereto (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed on September 7, 2010).

10.13
Amendment and No. 1 to Credit Agreement dated as of June 16, 2011 between the Company, the Subsidiary Loan Parties party thereto, Bank of America, N.A. and certain other lenders party thereto (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on February 29, 2012).

10.14	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).

10.15	Summary of Compensation Arrangements with Non-Employee Directors (incorporated herein by reference to Exhibit 10.18 to the Form 10-K filed on March 1, 2013).

10.16
Amendment No. 2 to Credit Agreement and Amendment No. 1 to Subsidiary Guaranty Agreement dated as of January 17, 2014 between RPC, Bank of America, N.A., certain other Lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated January 17, 2014).

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

February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2014

/s/ Ben M. Palmer
Ben M. Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014

The Directors of RPC (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	James A. Lane, Jr., Director
Gary W. Rollins, Director	Linda H. Graham, Director
Henry B. Tippie, Director	Bill J. Dismuke, Director
James B. Williams, Director	Larry L. Prince, Director

/s/ Richard A. Hubbell
Richard A. Hubbell
Director and as Attorney-in-fact
February 28, 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE
Schedule II — Valuation and Qualifying Accounts	60

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended December 31, 2013, 2012 and 2011
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries		Balance at End of Period
Year ended December 31, 2013
Allowance for doubtful accounts	$9,110	$8,815	$(4,428	) (1)	$13,497
Deferred tax asset valuation allowance	$1,003	$—	$(920	) (2)	$83
Year ended December 31, 2012
Allowance for doubtful accounts	$8,093	$1,784	$(767	) (1)	$9,110
Deferred tax asset valuation allowance	$1,295	$—	$(292	) (2)	$1,003
Year ended December 31, 2011
Allowance for doubtful accounts	$8,694	$2,868	$(3,469	) (1)	$8,093
Deferred tax asset valuation allowance	$1,295	$—	$—		$1,295

(1)	Net (deductions) recoveries in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	The valuation allowance for deferred tax assets is increased or decreased each year to reflect the state net operating losses that management believes will not be utilized before they expire.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters ended	March 31	June 30	September 30	December 31
(in thousands except per share data)
2013
Revenues	$425,821	$457,566	$491,121	$486,981
Operating profit	$57,219	$67,853	$85,839	$64,502
Net income	$35,076	$40,416	$53,760	$37,643
Net income per share — basic (a)	$0.16	$0.19	$0.25	$0.18
Net income per share — diluted (a)	$0.16	$0.19	$0.25	$0.17
2012
Revenues	$502,557	$500,106	$472,418	$469,942
Operating profit	$130,857	$119,858	$102,368	$89,307
Net income	$80,755	$72,260	$66,040	$55,381
Net income per share — basic (a)	$0.37	$0.34	$0.31	$0.26
Net income per share — diluted (a)	$0.37	$0.33	$0.30	$0.26

(a)	The sum of the income per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.

