Form 10-Q
period 2014-03-31
RPC INC
filed 2014-04-29
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of April 18, 2014, RPC, Inc. had 218,845,039 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES
Table of Contents

RPC, INC. AND SUBSIDIARIES
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013
(In thousands)
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS		(Note 1)

Cash and cash equivalents	$44,293	$8,700
Accounts receivable, net	467,978	437,132
Inventories	135,727	126,604
Deferred income taxes	12,502	14,185
Income taxes receivable	2,099	5,720
Prepaid expenses	8,538	9,143
Other current assets	1,691	3,441
Total current assets	672,828	604,925
Property, plant and equipment, net	707,774	726,307
Goodwill	32,150	31,861
Other assets	21,543	20,767
Total assets	$1,434,295	$1,383,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$141,398	$119,170
Accrued payroll and related expenses	30,439	36,638
Accrued insurance expenses	6,374	6,072
Accrued state, local and other taxes	6,505	5,002
Income taxes payable	6,593	-
Other accrued expenses	1,230	1,170
Total current liabilities	192,539	168,052
Long-term accrued insurance expenses	11,183	10,225
Notes payable to banks	80,800	53,300
Long-term pension liabilities	22,229	21,966
Deferred income taxes	141,330	153,176
Other long-term liabilities	7,902	8,439
Total liabilities	455,983	415,158
Common stock	21,884	21,899
Capital in excess of par value	-	-
Retained earnings	966,966	956,918
Accumulated other comprehensive loss	(10,538)	(10,115)
Total stockholders’ equity	978,312	968,702
Total liabilities and stockholders’ equity	$1,434,295	$1,383,860

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2014	2013

Revenues	$501,692	$425,821
Cost of revenues (exclusive of items shown below)	330,015	268,227
Selling, general and administrative expenses	48,708	44,914
Depreciation and amortization	55,505	52,821
Loss on disposition of assets, net	2,232	2,640
Operating profit	65,232	57,219
Interest expense	(337)	(340)
Interest income	4	5
Other income, net	80	555
Income before income taxes	64,979	57,439
Income tax provision	25,591	22,363
Net income	$39,388	$35,076

Earnings per share
Basic	$0.18	$0.16
Diluted	$0.18	$0.16

Dividends per share	$0.105	$0.100

Weighted average shares outstanding
Basic	215,175	216,194
Diluted	216,214	217,525

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013

Net income	$39,388	$35,076

Other comprehensive income (loss), net of taxes:
Pension adjustment	84	124
Foreign currency translation	(471)	(244)
Unrealized gain (loss) on securities
and reclassification adjustments	(36)	(61)
Comprehensive income	$38,965	$34,895

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In thousands)
(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2013	218,986	$21,899	$—	$956,918	($10,115)	$968,702
Stock issued for stock incentive plans, net	611	61	2,259	—	—	2,320
Stock purchased and retired	(753)	(76)	(6,714)	(6,354)	—	(13,144)
Net income	—	—	—	39,388	—	39,388
Pension adjustment, net of taxes	—	—	—	—	84	84
Foreign currency translation	—	—	—	—	(471)	(471)
Unrealized loss on securities, net of taxes	—	—	—	—	(36)	(36)
Dividends declared	—	—	—	(22,986)	—	(22,986)
Excess tax benefits for share-based payments	—	—	4,455	—	—	4,455
Balance, March 31, 2014	218,844	$21,884	$—	$966,966	($10,538)	$978,312

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$39,388	$35,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	56,280	53,572
Stock-based compensation expense	2,320	2,105
Loss on disposition of assets, net	2,232	2,640
Deferred income tax benefit	(10,192)	(5,009)
Excess tax benefits for share-based payments	(4,455)	(3,232)
(Increase) decrease in assets:
Accounts receivable	(31,043)	12,325
Income taxes receivable	8,076	(4,530)
Inventories	(9,421)	8,017
Prepaid expenses	506	246
Other current assets	1,692	234
Other non-current assets	(117)	(324)
Increase (decrease) in liabilities:
Accounts payable	19,508	4,578
Income taxes payable	6,593	(5,651)
Accrued payroll and related expenses	(6,181)	(7,077)
Accrued insurance expenses	302	252
Accrued state, local and other taxes	1,503	(2,300)
Other accrued expenses	60	(1,296)
Pension liabilities	396	1,451
Long-term accrued insurance expenses	958	314
Other long-term liabilities	(537)	(2,082)
Net cash provided by operating activities	77,868	89,309

INVESTING ACTIVITIES
Capital expenditures	(40,295)	(53,040)
Proceeds from sale of assets	2,862	2,995
Net cash used for investing activities	(37,433)	(50,045)

FINANCING ACTIVITIES
Payment of dividends	(22,986)	(22,015)
Borrowings from notes payable to banks	216,400	227,600
Repayments of notes payable to banks	(188,900)	(247,000)
Debt issue costs for notes payable to banks	(667)	-
Excess tax benefits for share-based payments	4,455	3,232
Cash paid for common stock purchased and retired	(13,144)	(4,961)
Net cash used for financing activities	(4,842)	(43,144)

Net increase (decrease) in cash and cash equivalents	35,593	(3,880)
Cash and cash equivalents at beginning of period	8,700	14,163
Cash and cash equivalents at end of period	$44,293	$10,283

Supplemental cash flows disclosure:
Interest paid, net of amounts capitalized	$256	$26
Income taxes paid, net	$19,999	$37,591

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$22,432	$32,812

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

During 2013, the Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncements:

Accounting Standards Update 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  The amendments in this ASU require that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent should release the cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  Sale of an investment in a foreign entity includes both: (1) events that result in the loss of a controlling financial interest in a foreign entity; and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date.  The Company adopted these provisions in the first quarter of 2014 and adoption did not have a material impact on the Company’s consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The amendments in this ASU requires an unrecognized tax benefit, or a portion of thereof, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The only exception would be if the deferred taxes related to these items are not available to settle any additional income taxes that would result from the disallowance of a tax position either by statute or at the entity’s choosing.   In such cases, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The Company adopted these provisions in the first quarter of 2014 and adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The amendments in the ASU require that only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.  In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 with early adoption permitted.  The Company plans to adopt these provisions in the first quarter of 2015 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

4.	EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.  The basic and diluted calculations differ as a result of the dilutive effect of time lapse restricted shares included in diluted earnings per share, but excluded from basic earnings per share.  The Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of weighted average shares outstanding is as follows:

	Three months ended March 31,
(In thousands except per share data )	2014	2013
Net income available for stockholders:	$39,388	$35,076
Less: Dividends paid	(22,986)	(22,015)
Undistributed earnings	$16,402	$13,061

Basic shares outstanding:
Common stock	211,434	211,873
Restricted shares of common stock	3,741	4,321
	215,175	216,194
Diluted shares outstanding:
Common stock	211,434	211,873
Dilutive effect of stock based awards	1,039	1,331
	212,473	213,204
Restricted shares of common stock	3,741	4,321
	216,214	217,525

Reported basic earnings per share of the restricted shares of common stock under the two-class method generated the following reductions - $0.02 for the three months ended March 31, 2014; and $0.01 for the three months ended March 31, 2013.

5.	STOCK-BASED COMPENSATION

The Company reserved 11,390,625 shares of common stock under the 2004 Stock Incentive Plan with a term of 10 years expiring in April 2014.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of March 31, 2014, there were 742,800 shares available for grant.  At the annual meeting held on April 22, 2014, stockholders approved the 2014 Stock Incentive Plan authorizing the issuance of 8,000,000 shares.  All future equity compensation awards by the Company will be issued under the 2014 Plan.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended
	March 31
(in thousands)	2014	2013
Pre-tax expense	$2,320	$2,105
After tax expense	$1,473	$1,337

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2014:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2013	4,114,800	$9.67
Granted	657,375	18.84
Vested	(1,106,250)	7.19
Forfeited	(46,025)	10.18
Non-vested shares at March 31, 2014	3,619,900	$12.05

The total fair value of shares vested during the three months ended March 31, 2014 was $20,634,000 and during the three months ended March 31, 2013 was $15,471,000.  Tax benefits for compensation tax deductions in excess of compensation expense for restricted shares totaled $4,455,000 for the three months ended March 31, 2014 and $3,232,000 for the three months ended March 31, 2013.  These tax benefits were credited to capital in excess of par value and classified as financing cash flows.

As of March 31, 2014, total unrecognized compensation cost related to non-vested restricted shares was $44,679,000 which is expected to be recognized over a weighted-average period of 3.8 years.

6.	BUSINESS SEGMENT INFORMATION

RPC’s service lines have been aggregated into two reportable oil and gas services segments, Technical Services and Support Services, because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels.  Corporate includes selected administrative costs incurred by the Company that are not allocated to business units.  Gains or losses on disposition of assets are reviewed by the Company’s chief decision maker on a consolidated basis, and accordingly the Company does not report these gains or losses at the segment level.

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

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended
	March 31
(in thousands)	2014	2013
Revenues:
Technical Services	$466,970	$394,011
Support Services	34,722	31,810
Total revenues	$501,692	$425,821
Operating profit:
Technical Services	$64,896	$58,501
Support Services	7,457	6,258
Corporate	(4,889)	(4,900)
Loss on disposition of assets, net	(2,232)	(2,640)
Total operating profit	$65,232	$57,219
Interest expense	(337)	(340)
Interest income	4	5
Other income, net	80	555
Income before income taxes	$64,979	$57,439

Three months ended March 31, 2014	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at March 31, 2014	$1,180,519	$156,836	$96,940	$1,434,295
Capital expenditures	30,302	9,973	20	40,295
Depreciation and amortization	$47,344	$7,989	$172	$55,505

Three months ended March 31, 2013	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at March 31, 2013	$1,090,511	$194,967	$67,098	$1,352,576
Capital expenditures	44,072	8,480	488	53,040
Depreciation and amortization	$44,781	$7,868	$172	$52,821

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVENTORIES

Inventories of $135,727,000 at March 31, 2014 and $126,604,000 at December 31, 2013 consist of raw materials, parts and supplies.

8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended March 31
(in thousands)	2014	2013

Interest cost	$486	$435
Expected return on plan assets	(560)	(510)
Amortization of net losses	133	196
Net periodic benefit cost	$59	$121

The Company contributions to this plan were $765,000 during the three months ended March 31, 2014 and $800,000 during the three months ended March 31, 2013.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $14,147,000 as of March 31, 2014 and $13,963,000 as of December 31, 2013. The SERP assets are reported in non-current other assets on the consolidated balance sheet and changes in the fair value of these assets are reported in the consolidated statement of operations as part of other (expense) income, net. Trading gains (losses) related to the SERP assets were approximately as follows:

	Three months ended March 31
(in thousands)	2014	2013

Trading gains (losses), net	$184	$614

The SERP deferrals and the distributions are recorded in pension liabilities with any changes in the fair value recorded as compensation cost.

9.	NOTES PAYABLE TO BANKS

The Company has a $350 million revolving credit facility with Banc of America Securities, LLC, SunTrust Robinson Humphrey, Inc, and Regions Capital Markets as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders.  The facility includes a full and unconditional guarantee by the Company’s 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of RPC and its subsidiaries.  The subsidiaries of the Company that are not guarantors are considered minor.

The facility has a general term of five years and provides for an unsecured line of credit of up to $350 million, which includes a $50 million letter of credit subfacility, and a $25 million swingline subfacility.  On January 17, 2014, the Company amended the revolving credit facility which extended the maturity date of all the revolving loans from August 31, 2015 to January 17, 2019.  RPC incurred commitment fees and other debt related costs associated with the amendment of approximately $0.7 million.  Interest rates on the amended loans were reduced by 0.125% at all pricing levels under the amended revolving credit facility.  The amount of the swing line sub-facility as a result of the amendment was increased from $25 million to $35 million.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred loan origination fees and other debt related costs associated with the facility in the aggregate of approximately $3.0 million.  These costs are being amortized to interest expense over the remaining term of the five year loan, and the net amount is classified as non-current other assets.

Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company’s election:

●
the Base Rate, which is the highest of Bank of America’s “prime rate” for the day of the borrowing, a fluctuating rate per annum equal to the Federal Funds Rate plus 0.50%, and a rate per annum equal to the one (1) month LIBOR rate plus 1.00%; in each case plus a margin that ranges from 0.125% to 1.125% based on a quarterly debt covenant calculation; or

●
with respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus a margin ranging from 1.125% to 2.125%, based upon a quarterly debt covenant calculation.

In addition, the Company pays an annual fee ranging from 0.225% to 0.325%, based on a quarterly debt covenant calculation, of the unused portion of the credit facility.

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.  The Company was in compliance with these covenants for the three months ended March 31, 2014.

At March 31, 2014, the Company had outstanding borrowings of $80.8 million under the facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaling $24.1 million; therefore, a total of $245.1 million of the facility was available.

Interest incurred on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended March 31
(in thousands except interest rate data)	2014	2013
Interest incurred	$414	$594
Capitalized interest	$97	$241
Weighted average interest rate	3.4%	3.0%

10.	INCOME TAXES

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the three months ended March 31, 2014, the income tax provision reflects an effective tax rate of 39.4 percent, compared to an effective tax rate of 38.9 percent for the comparable period in the prior year.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of March 31, 2014 and December 31, 2013:

	Fair value measurements at March 31, 2014 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$14,147	$-
Available for sale securities	389	-	-

	Fair value measurements at December 31, 2013 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$13,963	$-
Available for sale securities	445	-	-

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

The outstanding balance on the Revolving Credit Agreement was $80.8 million at March 31, 2014 and $53.3 million at December 31, 2013 which approximates fair value. The fair value of these borrowings was based on quotes from the lender (level 2 inputs).  The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.  The Company currently does not use the fair value option to measure any of its existing financial instruments and has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2013	$(9,760)	$10	$(365)	$(10,115)
Change during the period:
Before-tax amount	-	(56)	(471)	(527)
Tax benefit (expense)	-	20	-	20
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	84	-	-	84
Total activity for the period	84	(36)	(471)	(423)
Balance at March 31, 2014	$(9,676)	$(26)	$(836)	$(10,538)
(1)	Reported as part of selling, general and administrative expenses.

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2012	$(14,688)	$29	$413	$(14,246)
Change during the quarter:
Before-tax amount	-	(96)	(244)	(340)
Tax benefit (expense)	-	35	-	35
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	124	-	-	124
Total activity for the quarter	124	(61)	(244)	(181)
Balance at March 31, 2013	$(14,564)	$(32)	$169	$(14,427)
(1)	Reported as part of selling, general and administrative expenses.

13.	SUBSEQUENT EVENT

On April 22, 2014, the Board of Directors approved a $0.105 per share cash dividend payable June 10, 2014 to stockholders of record at the close of business May 9, 2014.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013 is incorporated herein by reference.  In 2014, the Company’s strategy of utilizing equipment in unconventional basins has continued.  During the three months ended March 31, 2014, we made approximately $40.3 million in capital expenditures primarily for the maintenance of our existing revenue-producing equipment as well as purchases of new equipment, which were lower than our capital expenditures during the first three months of 2013.   However, capital expenditures during the remainder of 2014 will increase due to a new pressure pumping expansion plan.  We are now focusing on oil and natural gas liquids directed basins where customer activity levels are higher.  In addition, the price of natural gas has increased during the first quarter of 2014, and RPC expects to benefit in the future through modest increases in customer activity levels in selected markets.

During the first quarter of 2014, revenues increased 17.8 percent to $501.7 million compared to the same period in the prior year.  The increase in revenues resulted primarily from higher activity levels in several of our service lines, greater service intensity, and a larger fleet of revenue-producing equipment, partially offset by lower pricing.  International revenues for the first quarter of 2014 increased 32.7 percent to $21.4 million compared to the same period in the prior year.  International revenues reflect increases in customer activity levels primarily in Australia, Argentina and Gabon partially offset by decreases in Canada and Mexico.  We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of revenues as a percentage of revenues increased during the first quarter of 2014 in comparison to the same period of the prior year due primarily to competitive pricing for our services and job mix.

Selling, general and administrative expenses as a percentage of revenues decreased to 9.7 percent in the first quarter of 2014 compared to 10.5 percent in the same period in the prior year.  This percentage decrease was primarily due to the leverage of fixed costs over higher revenues.

Income before income taxes was $65.0 million for the three months ended March 31, 2014 compared to $57.4 million in the same period of 2013.  The effective tax rate for the three months ended March 31, 2014 was 39.4 percent compared to 38.9 percent in the same period of the prior year. Diluted earnings per share were $0.18 for the three months ended March 31, 2014 compared to $0.16 in the same period of 2013.  Cash flows from operating activities were $77.9 million for the three months ended March 31, 2014 compared to $89.3 million in the same period of 2013 due primarily to the impact of deferred taxes and working capital changes partially offset by an increase in net income. The notes payable to banks increased to $80.8 million as of March 31, 2014 compared to $53.3 million as of December 31, 2013.

We expect capital expenditures during full year 2014 will be approximately $375 million, and to be directed towards the purchases of new revenue-producing equipment as well as the capitalized maintenance of our existing fleet of revenue-producing equipment.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 2,031 during the third quarter of 2008.  The global recession that began during the fourth quarter of 2007 precipitated the steepest annualized rig count decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the third quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009.  Between its cyclical trough in the third quarter of 2009 and its most recent peak of 2,026 during the fourth quarter of 2011, U.S. domestic drilling activity increased by approximately 131 percent.  Beginning late in the fourth quarter of 2011, the domestic drilling rig count began to decline and continued to steadily decline throughout 2013.  During 2013 and the first quarter of 2014, the rotary drilling rig count has varied on a sequential basis by less than one percent.  Horizontal and directional wells drilled as a percentage of total oilfield wells drilled have grown steadily over the past several years and represented approximately 78 percent of total wells drilled during the first quarter of 2014.  Natural gas-directed drilling activity remains at very low levels, and early in the second quarter of 2014 had fallen to a level not recorded since the second quarter of 1993.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity.  The average price of oil has been high during 2013 and early 2014, and at the beginning of the second quarter of 2014 was approximately 18.5 percent higher than at the same time in 2013.  The sustained high price of oil is reflected in the current composition of the U.S. domestic rig count, approximately 78 percent of which is directed towards oil early in the second quarter of 2014.  The price of oil should continue to have a positive impact on our customers’ activity levels and our financial results, since RPC has a significant operational presence in the domestic U.S. basins which produce oil.  The price of natural gas rose during 2013 and early 2014, recovering from declines in several previous years, and early in the second quarter of 2014 had reached its highest level since the second quarter of 2011.   During the first quarter of 2014 our activity levels improved in selected markets due to the increase in the price of natural gas; however, we remain cautious about continued activity increases because of continued high U.S. natural gas production.  As noted above, natural gas-directed drilling activity has fallen to its lowest level in almost 21 years.  The price of natural gas liquids has become an increasingly important determinant of our customers’ activities, since its sales comprise a large part of our customers’ revenues, and it is produced in many of the shale resource plays that also produce oil.  During the first quarter of 2014, the average price of benchmark natural gas liquids was 30.6 percent higher than during the 12 months ended December 31, 2013.  As with natural gas, we believe that the increase in the price of natural gas liquids during 2014 has led to slightly improved activity levels in selected markets.

The trend in domestic drilling activity indicates very little near-term fluctuation in our customer’s overall activity levels or in our revenues, although as noted above, the recent increases in the prices of natural gas and natural gas liquids has had a favorable impact on our customers’ activities.  Also, the increasing service intensity of customer completion activities has had a favorable impact on our revenues.  We believe that the prolonged winter weather in the fourth quarters of 2013 and first quarter of 2014 is partially responsible for the increase in the price of natural gas.  For this reason, as well as the fact that U.S. natural gas production continues at record high levels, we do not believe that the recent increase in the price of natural gas will lead to significant increases in customer activity levels over the near term.  We do not believe that the overall rig count will increase during the remainder of 2014 unless the price of natural gas continues to rise.

We continue to monitor the market for our services and the competitive environment.  We remain cautious about the continued high production of natural gas, and the fact that the price of natural gas is still not sufficiently high to encourage our customers to conduct increased drilling and completion activities in unconventional gas basins.  In addition, we continue to monitor our customers’ financial condition, because the high cost and complexity of unconventional drilling and completion may cause financial distress among our less well-capitalized customers, thus jeopardizing timely collection of our accounts receivable.  We also monitor the competitive environment because the high historical financial returns and favorable long-term outlook for our industry has attracted new entrants and encouraged existing service companies to purchase additional revenue-producing equipment. Less equipment has been added to the overall U.S. domestic fleet in the past year than in previous years. Also, higher activity levels and increasing completion service intensity are causing the service capacity in the U.S. domestic market to be more highly utilized. Furthermore, we are encouraged by the increase in the prices of natural gas and natural gas liquids during the first and second quarters of 2014, and believe that they will encourage our customers to increase their natural gas - directed drilling and workover activities. We believe that utilization of our equipment and personnel will remain high if these trends continue, and pricing for our services and equipment will improve. For these reasons, RPC decided in the first quarter of 2014 to expand our fleet of pressure pumping equipment. We expect to take delivery of this equipment and place it in service during the third and fourth quarters of 2014 and the first quarter of 2015. We will use our bank credit facility to finance this expansion, but even with the projected additional principal drawn on this facility, we believe that we will still maintain a conservative financial structure by our industry's standards. The lack of availability and increased cost of qualified labor has been a concern and has negatively impacted our revenues and profitability. This will continue to be a concern, especially as we expand our fleet of revenue-producing equipment in 2014 and 2015, and will therefore require more qualified employees to operate this equipment. We are addressing this issue through continued recruitment of new employees, training and retention programs, and more efficient staffing models. Our consistent response to the industry's volatility is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending. We intend to maintain a conservative capital structure during the expansion effort that we are undertaking during 2014.

RPC, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

	Three months ended March 31
	2014	2013

Consolidated revenues [in thousands]	$501,692	$425,821
Revenues by business segment [in thousands]:
Technical	$466,970	$394,011
Support	34,722	31,810

Consolidated operating profit [in thousands]	$65,232	$57,219

Operating profit by business segment [in thousands]:
Technical	$64,896	$58,501
Support	7,457	6,258
Corporate	(4,889)	(4,900)
Loss on disposition of assets, net	(2,232)	(2,640)

Percentage cost of revenues to revenues	65.8%	63.0%
Percentage selling, general & administrative expenses to revenues	9.7%	10.5%
Percentage depreciation and amortization expense to revenues	11.1%	12.4%
Average U.S. domestic rig count	1,779	1,758
Average natural gas price (per thousand cubic feet (mcf))	$4.86	$3.50
Average oil price (per barrel)	$98.70	$94.40

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Revenues.  Revenues for the three months ended March 31, 2014 increased 17.8 percent compared to the three months ended March 31, 2013.  Domestic revenues of $480.3 million increased 17.2 percent compared to the same period in the prior year.  The increases in revenues are due primarily to higher activity levels in several of our largest service lines, greater service intensity, and a larger fleet of revenue-producing equipment, partially offset by lower pricing in all of our service lines.  International revenues of $21.4 million increased 32.7 percent for the three months ended March 31, 2014 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

The average price of natural gas was 38.9 percent higher and the average price of oil was 4.6 percent higher during the first quarter of 2014 as compared to the same period in the prior year.  The average domestic rig count during the current quarter was 1.2 percent higher than the same period in 2013.

The Technical Services segment revenues for the first quarter of 2014 increased 18.5 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to higher activity levels in most of the service lines within this segment, as well as greater service intensity and raw material usage in pressure pumping, the largest service line within this segment, partially offset by lower pricing.  The Support Services segment revenues for the first quarter of 2014 increased by 9.2 percent compared to the same period in the prior year.  This increase was due principally to higher activity levels within rental tools, the largest service line within this segment.  Operating profit in both the Technical and Support Services segments increased due to higher activity levels. In Technical Services, operating profit also increased due to greater service intensity in pressure pumping.

RPC, INC. AND SUBSIDIARIES

Cost of revenues. Cost of revenues increased 23.0 percent to $330.0 million for the three months ended March 31, 2014 compared to $268.2 million for the three months ended March 31, 2013.  Cost of revenues increased due to higher materials and supplies expense associated with increased activity levels and service intensity, and higher employment costs associated with increased activity levels during the first quarter 2014 compared to the prior year.  Cost of revenues, as a percentage of revenues, increased in the first quarter of 2014 compared to the first quarter of 2014 due primarily to competitive pricing for our services and job mix.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $3.8 million or 8.4 percent to $48.7 million for the three months ended March 31, 2014 compared to the same period in the prior year.  As a percentage of revenues, these costs decreased to 9.7 percent during the three months ended March 31, 2014 compared to 10.5 percent during the same period in the prior year.  Our selling, general and administrative expenses increased due to higher activity levels but decreased as a percentage of revenues compared to the prior year due to the leverage of fixed costs over higher revenues.

Depreciation and amortization.   Depreciation and amortization totaled $55.5 million for the three months ended March 31, 2014, a 5.1 percent increase, compared to $52.8 million for the quarter ended March 31, 2013.

Loss on disposition of assets, net.  Loss on disposition of assets, net was $2.2 million for the three months ended March 31, 2014 compared to $2.6 million for the three months ended March 31, 2013.  The loss on disposition of assets, net is comprised of gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which requires early dispositions, or sales to customers of lost or damaged rental equipment.

Other income, net.  Other income, net was $80 thousand for the three months ended March 31, 2014 compared to other income, net of $0.6 million for the same period in the prior year. Other income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan.

 Interest expense.  Interest expense was $337 thousand for the three months ended March 31, 2014 compared to $340 thousand for the three months ended March 31, 2013.

Income tax provision.  Income tax provision of $25.6 million increased during the three months ended March 31, 2014 in comparison to $22.4 million for the same period in 2013 primarily due to higher income before income taxes.  The effective tax rate of 39.4 percent for the three months ended March 31, 2014 was slightly higher than the 38.9 percent for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at March 31, 2014 were $44.3 million which is higher than normal due to the timing of receipts and the timing of payments of principal under our revolving credit facility.  The following table sets forth the historical cash flows for the three months ended March 31, 2014 and 2013:

	Three months ended March 31
(In thousands)	2014	2013

Net cash provided by operating activities	$77,868	$89,309
Net cash used for investing activities	(37,433)	(50,045)
Net cash used for financing activities	(4,842)	(43,144)

Cash provided by operating activities for the three months ended March 31, 2014 decreased by $11.4 million compared to the same period in the prior year. This decrease is due primarily to an unfavorable change in working capital of $13.2 million and an unfavorable change in deferred taxes of $5.2 million due to a decrease in tax depreciation benefits resulting from lower capital expenditures, partially offset by an increase in net income of $4.3 million.

RPC, INC. AND SUBSIDIARIES

The unfavorable change in working capital is primarily due to the following: an unfavorable change of $43.4 million in accounts receivable due to higher business activity levels and an unfavorable change of $17.4 million in inventories due to higher business activity levels.  These unfavorable changes were partially offset by a favorable change in accounts payable of $14.9 million consistent with increasing business activity levels; a favorable change of $24.9 million in net current income taxes receivable/payable; and a favorable change of $3.8 million in accrued state, local and other taxes due to the timing of payments.

Cash used for investing activities for the three months ended March 31, 2014 decreased by $12.6 million, compared to the three months ended March 31, 2013, primarily as a result of lower capital expenditures in response to highly competitive pricing.

Cash used for financing activities for the three months ended March 31, 2014 decreased by $38.3 million primarily as a result of higher net loan borrowings partially offset by higher open market share repurchases during the three months ended March 31, 2014 compared to the same period in the prior year.

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2014 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization and cash expected to be generated from operations will provide sufficient liquidity to meet our requirements for at least the next twelve months.  The Company currently has a $350 million revolving credit facility (the “Revolving Credit Agreement”) that matures in January 2019.  The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $80.8 million at March 31, 2014 and approximately $24.1 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  Accordingly, a total of $245.1 million was available under our facility as of March 31, 2014.  Additional information regarding our Revolving Credit Agreement is included in Note 9 to our Consolidated Financial Statements included in this report.

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

Cash Requirements

The Company currently expects that capital expenditures will be approximately $375 million during 2014, of which $40.3 million has been spent as of March 31, 2014.  We expect capital expenditures for the remainder of 2014 to be primarily directed towards expansion of our pressure pumping fleet and capitalized equipment maintenance.  The actual amount of 2014 capital expenditures will depend upon equipment maintenance requirements, expansion opportunities, and equipment delivery schedules and can be modified based on market conditions and other factors.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes.  The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable.  There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  The Company contributed approximately $0.8 million to this plan in the first quarter of 2014 and does not expect to make any additional contributions during the remainder of 2014.

As of March 31, 2014, the Company’s 1998 stock buyback program authorizes the repurchase of up to 31,578,125 shares.  There were 399,611 shares purchased on the open market during the first quarter of 2014, and 4,312,623 shares remain available to be repurchased under the current authorization as of March 31, 2014.  The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

RPC, INC. AND SUBSIDIARIES

On April 22, 2014, the Board of Directors approved a $0.105 per share cash dividend payable June 10, 2014 to stockholders of record at the close of business May 9, 2014.   The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well.  Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers.  During 2012 and 2013, the Company incurred higher employment costs due to a continued shortage of skilled labor in many of its markets.  During the first quarter of 2014, we began to experience additional cost pressures due to competition for available skilled employees, and the Company expects that labor costs will continue to remain high during 2014.  During 2012, the prices of certain raw materials used to provide the Company’s services fluctuated significantly.  The Company mitigated some of the cost increases for raw materials by securing materials through additional sources, and the Company continued to source raw materials from these additional sources in 2013 and the first quarter of 2014.  Increased availability of many of these raw materials in response to high market prices has caused prices of some of these raw materials to decline, although we are beginning to experience upward price pressures on the prices of certain raw materials due to high activity levels and service intensity.  Finally, the price of equipment used to provide services to the Company’s customers has remained relatively constant in spite of declining demand.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship.  During the three months ended March 31, 2014, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $175,000 for the three months ended March 31, 2014 compared to $112,000 for the comparable period in 2013.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $367,000 for the three months ended March 31, 2014 and $405,000 for the three months ended March 31, 2013.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on three months’ notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $21,000 for the three months ended March 31, 2014 and 2013.

RPC, INC. AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013. There have been no significant changes in the critical accounting policies since year-end.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 of the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

SEASONALITY

Oil and natural gas prices affect demand throughout the oil and natural gas industry, including the demand for the Company’s products and services. The Company’s business depends in large part on the economic conditions of the oil and gas industry, and specifically on the capital expenditures of its customers related to the exploration and production of oil and natural gas.  There is a positive correlation between these expenditures and customers’ demand for the Company’s services.  As such, when these expenditures fluctuate, customers’ demand for the Company’s services fluctuates as well. These fluctuations depend on the current and projected prices of oil and natural gas and resulting drilling activity, and are not seasonal to any material degree.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our plan to continue to focus on international growth opportunities; our expectation for the amount and focus of our capital expenditures during 2014; our belief that the high price of oil should continue to have a positive impact on our customers’ activity levels and our financial results; our cautious outlook about continued activity level increases because of continued high U.S. natural gas production; our belief that the trend in domestic drilling activity indicates very little near-term fluctuation in our customer’s overall activity levels; our belief that the recent increase in the price of natural gas will not lead to increases in customer activity levels over the near-term; our belief that the overall rig count will not increase during the remainder of 2014 unless the price of natural gas continues to rise; our statement that the high cost and complexity of unconventional drilling and completion may cause financial distress among our less well-capitalized customers, jeopardizing timely collection of our accounts receivable; our belief that there is an excess of service capacity in the U.S. domestic market; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; our expectation that we will continue to pay cash dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our expectation that the cost of labor will remain high during 2014; our belief that changes in foreign exchange rates is not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

RPC, INC. AND SUBSIDIARIES

      The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements.  Risk factors that could cause such future events not to occur as expected include those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, its other SEC filings and the following:  the declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, the potential impact of possible future regulations on hydraulic fracturing on our business, risks of international operations, and reliance on large customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of March 31, 2014, there are outstanding interest-bearing advances of $80.8 million on our credit facility which bear interest at a floating rate.  A change in the interest rate of one percent on the outstanding balance of the credit facility at March 31, 2014 would cause a change of $0.8 million in total annual interest costs.

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

As of the end of the period covered by this report, March 31, 2014 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A.  RISK FACTORS

See risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the first quarter of 2014 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1

January 1, 2014 to January 31, 2014	353,801	(2)	$18.65	-	4,712,234

Month #2
February 1, 2014 to February 28, 2014	399,611	(1)	16.38	399,611	4,312,623

Month #3
March 1, 2014 to March 31, 2014	-		-	-	4,312,623

Totals	753,412		$17.45	399,611	4,312,623
(1)
The Company has a stock buyback program initially adopted March 1998 that authorized the repurchase of up to 26,578,125 shares. On June 5, 2013, the Board of Directors authorized an additional 5,000,000 shares for repurchase under this program for a cumulative authorization of 31,578,125 shares. There were 399,611 shares purchased on the open market during the first quarter of 2014, and 4,312,623 shares remain available to be repurchased under the current authorization as of March 31, 2014. Currently the program does not have a predetermined expiration date.

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
10.1
Amendment No. 2 to Credit Agreement and Amendment No. 1 to Subsidiary Guaranty Agreement, dated as of January 17, 2014 between the Company, Bank of America, N.A., certain other capital Lenders party thereto, and the Subsidiary Loan Parties thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated January 17, 2014).

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

RPC, INC.

/s/ Richard A. Hubbell
Date: April 29, 2014	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: April 29, 2014	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

