Form 10-Q
period 2014-06-30
RPC INC
filed 2014-07-31
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of July 18, 2014, RPC, Inc. had 218,833,004 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES
Table of Contents

RPC, INC. AND SUBSIDIARIES
PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013
(In thousands)
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS		(Note 1)

Cash and cash equivalents	$22,164	$8,700
Accounts receivable, net	565,940	437,132
Inventories	138,836	126,604
Deferred income taxes	11,624	14,185
Income taxes receivable	16,874	5,720
Prepaid expenses	6,002	9,143
Other current assets	6,787	3,441
Total current assets	768,227	604,925
Property, plant and equipment, less accumulated depreciation of $1,156 in 2014 and $1,069 in 2013	708,598	726,307
Goodwill	32,150	31,861
Other assets	21,886	20,767
Total assets	$1,530,861	$1,383,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$150,894	$119,170
Accrued payroll and related expenses	37,686	36,638
Accrued insurance expenses	6,624	6,072
Accrued state, local and other taxes	8,411	5,002
Income taxes payable	535	-
Other accrued expenses	1,310	1,170
Total current liabilities	205,460	168,052
Long-term accrued insurance expenses	11,412	10,225
Notes payable to banks	131,400	53,300
Long-term pension liabilities	22,867	21,966
Deferred income taxes	127,459	153,176
Other long-term liabilities	10,618	8,439
Total liabilities	509,216	415,158
Common stock	21,883	21,899
Capital in excess of par value	-	-
Retained earnings	1,009,711	956,918
Accumulated other comprehensive loss	(9,949)	(10,115)
Total stockholders’ equity	1,021,645	968,702
Total liabilities and stockholders’ equity	$1,530,861	$1,383,860

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues	$582,831	$457,566	$1,084,523	$883,387
Cost of revenues (exclusive of items shown below)	374,275	287,578	704,290	555,805
Selling, general and administrative expenses	47,603	47,611	96,311	92,525
Depreciation and amortization	56,517	52,767	112,022	105,588
Loss on disposition of assets, net	1,405	1,757	3,637	4,397
Operating profit	103,031	67,853	168,263	125,072
Interest expense	(49)	(942)	(386)	(1,282)
Interest income	6	60	10	65
Other income (expense), net	831	(191)	911	364
Income before income taxes	103,819	66,780	168,798	124,219
Income tax provision	40,536	26,364	66,127	48,727
Net income	$63,283	$40,416	$102,671	$75,492

Earnings per share
Basic	$0.29	$0.19	$0.48	$0.35
Diluted	$0.29	$0.19	$0.47	$0.35

Dividends per share	$0.105	$0.10	$0.21	$0.20

Weighted average shares outstanding
Basic	215,224	215,883	215,199	216,039
Diluted	216,238	216,695	216,280	217,190

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income	$63,283	$40,416	$102,671	$75,492

Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	84	124	168	248
Foreign currency translation	467	(383)	(4)	(627)
Unrealized gain (loss) on securities, net of taxes	38	30	2	(31)
Comprehensive income	$63,872	$40,187	$102,837	$75,082

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(In thousands)
(Unaudited)

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss

	Common Stock
	Shares	Amount				Total
Balance, December 31, 2013	218,986	$21,899	$—	$956,918	($10,115)	$968,702
Stock issued for stock incentive plans, net	600	60	4,657	—	—	4,717
Stock purchased and retired	(753)	(76)	(9,073)	(3,995)	—	(13,144)
Net income	—	—	—	102,671	—	102,671
Pension adjustment, net of taxes	—	—	—	—	168	168
Foreign currency translation	—	—	—	—	(4)	(4)
Unrealized loss on securities, net of taxes	—	—	—	—	2	2
Dividends declared	—	—	—	(45,883)	—	(45,883)
Excess tax benefits for share-based payments	—	—	4,416	—	—	4,416
Balance, June 30, 2014	218,833	$21,883	$—	$1,009,711	($9,949)	$1,021,645

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(In thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$102,671	$75,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	113,308	107,056
Stock-based compensation expense	4,717	4,251
Loss on disposition of assets, net	3,637	4,397
Deferred income tax benefit	(23,255)	(15,635)
Excess tax benefits for share-based payments	(4,416)	(3,197)
(Increase) decrease in assets:
Accounts receivable	(128,862)	6,416
Income taxes receivable	(6,738)	7,431
Inventories	(12,261)	6,276
Prepaid expenses	3,049	2,706
Other current assets	(3,342)	(964)
Other non-current assets	(467)	26
Increase (decrease) in liabilities:
Accounts payable	33,231	7,090
Income taxes payable	535	3,683
Accrued payroll and related expenses	1,048	(3,253)
Accrued insurance expenses	552	169
Accrued state, local and other taxes	3,409	606
Other accrued expenses	139	(1,586)
Pension liabilities	1,167	915
Long-term accrued insurance expenses	1,187	605
Other long-term liabilities	2,179	(1,836)
Net cash provided by operating activities	91,488	200,648

INVESTING ACTIVITIES
Capital expenditures	(112,804)	(108,490)
Proceeds from sale of assets	11,958	5,158
Net cash used for investing activities	(100,846)	(103,332)

FINANCING ACTIVITIES
Payment of dividends	(45,883)	(44,030)
Borrowings from notes payable to banks	537,400	350,500
Repayments of notes payable to banks	(459,300)	(390,300)
Debt issue costs for notes payable to banks	(667)	—
Excess tax benefits for share-based payments	4,416	3,197
Cash paid for common stock purchased and retired	(13,144)	(20,587)
Net cash provided by (used for) financing activities	22,822	(101,220)

Net increase (decrease) in cash and cash equivalents	13,464	(3,904)
Cash and cash equivalents at beginning of period	8,700	14,163
Cash and cash equivalents at end of period	$22,164	$10,259

Supplemental cash flows disclosure:
Interest paid, net of amounts capitalized	$443	$406
Income taxes paid, net	$93,108	$53,298

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$18,205	$15,793

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

●
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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●
Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The amendments in this ASU requires an unrecognized tax benefit, or a portion of thereof, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward.  The only exception would be if the deferred taxes related to these items are not available to settle any additional income taxes that would result from the disallowance of a tax position either by statute or at the entity’s choosing.   In such cases, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The Company adopted these provisions in the first quarter of 2014 and adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

●
Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step process – (i) identifying the contract(s) with a customer, (ii)  identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation.  The Company plans to adopt these provisions in the first quarter of 2017 and is currently evaluating the impact of these provisions on its financial statements. Early adoption is not permitted.

●
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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of weighted average shares outstanding is as follows:

	Three months ended June 30		Six months ended June 30
(In thousands except per share data )	2014	2013	2014	2013
Net income available for stockholders:	$63,283	$40,416	$102,671	$75,492
Less: Dividends paid	(22,898)	(22,015)	(45,883)	(44,030)
Undistributed earnings	$40,385	$18,401	$56,788	$31,462

Basic shares outstanding:
Common stock	211,611	211,707	211,522	211,790
Restricted shares of common stock	3,613	4,176	3,677	4,249
	215,224	215,883	215,199	216,039
Diluted shares outstanding:
Common stock	211,611	211,707	211,522	211,790
Dilutive effect of stock based awards	1,014	812	1,081	1,151
	212,625	212,519	212,603	212,941
Restricted shares of common stock	3,613	4,176	3,677	4,249
	216,238	216,695	216,280	217,190

Reported basic EPS of the restricted shares of common stock under the two-class method generated the following reductions - $0.01 for the three months ended June 30, 2014 and $0.02 for the three months ended June 30, 2013; $0.04 for the six months ended June 30, 2014 and $0.03 for the six months ended June 30, 2013.

5.	STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of June 30, 2014, all of these shares were available for grant.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Six months ended
	June 30		June 30
(in thousands)	2014	2013	2014	2013
Pre-tax expense	$2,397	$2,146	$4,717	$4,251
After tax expense	$1,522	$1,363	$2,995	$2,699

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2014:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2013	4,114,800	$9.67
Granted	657,375	18.84
Vested	(1,106,250)	7.19
Forfeited	(56,775)	10.11
Non-vested shares at June 30, 2014	3,609,150	$12.05

The total fair value of shares vested during the six months ended June 30, 2014 was $20,634,000 and during the six months ended June 30, 2013 was $15,471,000.  Tax benefits for compensation tax deductions in excess of compensation expense for restricted shares totaled $4,416,000 for the six months ended June 30, 2014 and $3,197,000 for the six months ended June 30, 2013.  These tax benefits were credited to capital in excess of par value and classified as financing cash flows.

As of June 30, 2014, total unrecognized compensation cost related to non-vested restricted shares was $42,282,000 which is expected to be recognized over a weighted-average period of 3.5 years.

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

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended June 30		Six months ended June 30
(in thousands)	2014	2013	2014	2013
Revenues:
Technical Services	$544,392	$424,030	$1,011,362	$818,041
Support Services	38,439	33,536	73,161	65,346
Total revenues	$582,831	$457,566	$1,084,523	$883,387
Operating profit:
Technical Services	$99,717	$66,123	$164,613	$124,624
Support Services	8,998	7,081	16,455	13,339
Corporate	(4,279)	(3,594)	(9,168)	(8,494)
Loss on disposition of assets, net	(1,405)	(1,757)	(3,637)	(4,397)
Total operating profit	$103,031	$67,853	$168,263	$125,072
Interest expense	(49)	(942)	(386)	(1,282)
Interest income	6	60	10	65
Other income (expense), net	831	(191)	911	364
Income before income taxes	$103,819	$66,780	$168,798	$124,219

Six months ended June 30, 2014	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at June 30, 2014	$1,284,577	$161,572	$84,712	$1,530,861
Capital expenditures	92,820	19,417	567	112,804
Depreciation and amortization	$95,839	$15,863	$320	$112,022

Six months ended June 30, 2013	Technical Services	Support Services	Corporate	Total
(in thousands)
Identifiable assets at June 30, 2013	$1,079,607	$195,406	$53,969	$1,328,982
Capital expenditures	86,217	21,626	647	108,490
Depreciation and amortization	$89,442	$15,803	$343	$105,588

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.         INVENTORIES

Inventories of $138,836,000 at June 30, 2014 and $126,604,000 at December 31, 2013 consist of raw materials, parts and supplies.

8.         EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended June 30		Six months ended June 30
(in thousands)	2014	2013	2014	2013

Service cost	$-	$-	$-	$-
Interest cost	487	436	973	870
Expected return on plan assets	(560)	(511)	(1,120)	(1,022)
Amortization of net losses	133	196	266	391
Net periodic benefit cost	$60	$121	$119	$239

The Company contributions to this plan were $765,000 during the six months ended June 30, 2014 and $800,000 during the six months ended June 30, 2013.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $14,600,000 as of June 30, 2014 and $13,963,000 as of December 31, 2013. The SERP assets are reported in non-current other assets on the consolidated balance sheet and changes in the fair value of these assets are reported in the consolidated statement of operations as part of other (expense) income, net. Trading gains (losses) related to the SERP assets were approximately as follows:

	Three months ended June 30		Six months ended June 30
(in thousands)	2014	2013	2014	2013

Gains (losses), net	$453	$46	$637	$568

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

The Company incurred loan origination fees and other debt related costs associated with the facility in the aggregate of approximately $3.0 million.  These costs are being amortized to interest expense over the remaining term of the five year loan, and the net amount of $1.3 million at June 30, 2014 is classified as non-current other assets.

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

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.  The Company was in compliance with these covenants for the six months ended June 30, 2014.

At June 30, 2014, the Company had outstanding borrowings of $131.4 million under the facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaling $24.1 million; therefore, a total of $194.5 million of the facility was available.

Interest incurred on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
(in thousands except interest rate data)
Interest incurred	$472	$324	$886	$677
Capitalized interest	$115	$247	$212	$489
Weighted average interest rate	2.67%	3.12%	2.97%	3.05%

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2014, the income tax provision reflects an effective tax rate of 39.0 percent, compared to an effective tax rate of 39.5 percent for the comparable period in the prior year. For both the six months ended June 30, 2014 and 2013, the income tax provision reflects an effective tax rate of 39.2 percent.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of June 30, 2014 and December 31, 2013:

	Fair value measurements at June 30, 2014 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$14,600	$-
Available for sale securities	449	-	-

	Fair value measurements at December 31, 2013 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$13,963	$-
Available for sale securities	445	-	-

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

The outstanding balance on the Revolving Credit Agreement was $131.4 million at June 30, 2014 and $53.3 million at December 31, 2013 which approximates fair value. The fair value of these borrowings was based on quotes from the lender (level 2 inputs).  The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

12.       ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2013	$(9,760)	$10	$(365)	$(10,115)
Change during the period:
Before-tax amount	-	3	(4)	(1)
Tax benefit (expense)	-	(1)	-	(1)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	168	-	-	168
Total activity for the period	168	2	(4)	166
Balance at June 30, 2014	$(9,592)	$12	$(369)	$(9,949)
(1)	Reported as part of selling, general and administrative expenses.

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2012	$(14,688)	$29	$413	$(14,246)
Change during the quarter:
Before-tax amount	-	(49)	(627)	(676)
Tax benefit (expense)	-	18	-	18
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	248	-	-	248
Total activity for the quarter	248	(31)	(627)	(410)
Balance at June 30, 2013	$(14,440)	$(2)	$(214)	$(14,656)
(1)	Reported as part of selling, general and administrative expenses.

13.       SUBSEQUENT EVENT

On July 22, 2014, the Board of Directors approved a $0.105 per share cash dividend payable September 10, 2014 to stockholders of record at the close of business August 8, 2014.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013 is incorporated herein by reference.  In 2014, the Company’s strategy of utilizing equipment in unconventional basins has continued.  During the three months ended June 30, 2014, we made approximately $72.5 million in capital expenditures primarily for the maintenance of our existing revenue-producing equipment as well as purchases of new equipment.  Capital expenditures during the remainder of 2014 will increase due to a new pressure pumping expansion plan.  We continue to focus on oil and natural gas liquids directed basins where customer activity levels are higher.

During the second quarter of 2014, revenues increased 27.4 percent to $582.8 million compared to the same period in the prior year.  The increase in revenues resulted primarily from higher activity levels and greater service intensity in our major service lines and a slightly larger fleet of revenue-producing equipment.  International revenues for the second quarter of 2014 increased 52.1 percent to $21.9 million compared to the same period in the prior year.  International revenues reflect increases in customer activity levels primarily in Australia, Argentina and China partially offset by a decrease in Tunisia.  We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of revenues as a percentage of revenues increased during the second quarter of 2014 in comparison to the same period of the prior year due to more service intensive work and higher raw materials costs as compared to the same period prior year, partially offset by the impact of improved personnel utilization.

Selling, general and administrative expenses as a percentage of revenues decreased to 8.2 percent in the second quarter of 2014 compared to 10.4 percent in the same period in the prior year.  This percentage decrease was primarily due to the leverage of fixed costs over higher revenues.

Income before income taxes was $103.8 million for the three months ended June 30, 2014 compared to $66.8 million in the same period of 2013.  Diluted earnings per share were $0.29 for the three months ended June 30, 2014 compared to $0.19 in the same period of 2013.  Cash flows from operating activities were $91.5 million for the six months ended June 30, 2014 compared to $200.6 million in the same period of 2013 due primarily to working capital changes partially offset by an increase in net income. The notes payable to banks increased to $131.4 million as of June 30, 2014 compared to $53.3 million as of December 31, 2013.

We expect capital expenditures during full year 2014 will be approximately $375 million, and to be directed towards the purchases of new revenue-producing equipment as well as the capitalized maintenance of our existing fleet of revenue-producing equipment.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 2,031 during the third quarter of 2008.  The global recession that began during the fourth quarter of 2007 precipitated the steepest annualized rig count decline in U.S. domestic oilfield history.  From the third quarter of 2008 to the third quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009.  Between its cyclical trough in the third quarter of 2009 and its most recent peak of 2,026 during the fourth quarter of 2011, U.S. domestic drilling activity increased by approximately 131 percent.  Beginning late in the fourth quarter of 2011, the domestic drilling rig count began to decline and continued to steadily decline throughout 2013.  During 2013 and the first quarter of 2014, the rotary drilling rig count has varied on a sequential basis by less than one percent.  During the second quarter of 2014, however, the average rotary drilling rig count was 5.2 percent higher than the second quarter of 2013 and 4.1 percent higher than the first quarter of 2014.  Early in the third quarter of 2014, the rotary drilling rig count was 6.0 percent higher than at the same time in 2013.   Horizontal and directional wells drilled as a percentage of total oilfield wells drilled have grown steadily over the past several years and represented approximately 79 percent of total wells drilled during the second quarter of 2014.  Natural gas-directed drilling activity remains at very low levels, and early in the third quarter of 2014 remained at the lowest levels recorded since the second quarter of 1993.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity.  The average price of oil has been high during 2013 and 2014. At the beginning of the third quarter of 2014 the price of oil is approximately 1.6 percent higher than at the same time in 2013.  The sustained high price of oil is reflected in the current composition of the U.S. domestic rig count, approximately 80 percent of which is directed towards oil early in the third quarter of 2014.  The price of oil should continue to have a positive impact on our customers’ activity levels and our financial results, since RPC has a significant operational presence in the domestic U.S. basins which produce oil.  The price of natural gas rose during 2013 and early 2014, recovering from declines in several previous years.  The price of natural gas moderated during the second quarter of 2014, but early in the third quarter of 2014 is approximately 6.5 percent higher than during the same time in 2013.   During 2014 our activity levels have improved in selected markets due to the increase in the price of natural gas; however, we remain cautious about further activity increases because of continued high U.S. natural gas production.  As noted above, natural gas-directed drilling activity has fallen to its lowest level in 21 years.  The price of natural gas liquids has become an increasingly important determinant of our customers’ activities, since its sales comprise a large part of our customers’ revenues, and it is produced in many of the shale resource plays that also produce oil.  During the first six months of 2014, the average price of benchmark natural gas liquids was 18.5 percent higher than during the 12 months ended December 31, 2013.  As with natural gas, we believe that the increase in the price of natural gas liquids during 2014 has led to slightly improved activity levels in selected markets.

The trend in domestic drilling activity indicates very little near-term fluctuation in our customer’s overall activity levels or in our revenues, although as noted above, the recent increases in the prices of natural gas and natural gas liquids has had a favorable impact on our customers’ activities.  However, the increasing service intensity of customer completion activities has had a favorable impact on our revenues.  We believe that the prolonged winter weather in the first quarter of 2014 is partially responsible for the increase in the price of natural gas.  For this reason, as well as the fact that U.S. natural gas production continues at record high levels, we do not believe that the recent increase in the price of natural gas will lead to significant increases in customer activity levels over the near term.  We do not believe that the overall rig count will increase significantly during the remainder of 2014 unless the price of natural gas continues to rise.

We continue to monitor the market for our services and the competitive environment.  We remain cautious about the continued high production of natural gas, and the fact that the price of natural gas is still not sufficiently high to encourage our customers to conduct increased drilling and completion activities in unconventional gas basins.  In addition, we continue to monitor our customers’ financial condition, because the high cost and complexity of unconventional drilling and completion may cause financial distress among our less well-capitalized customers, thus jeopardizing timely collection of our accounts receivable.  We also monitor the competitive environment because the high historical financial returns and favorable long-term outlook for our industry has attracted new entrants and encouraged existing service companies to purchase additional revenue-producing equipment.  Less equipment has been added to the overall U.S. domestic fleet in the past year than in previous years.  Also, higher activity levels and increasing completion service intensity are causing the service capacity in the U.S. domestic market to be more highly utilized.  We believe that utilization of our equipment and personnel will remain high if these trends continue, and pricing for our services and equipment will improve.  For these reasons, RPC decided in the first quarter of 2014 to expand our fleet of pressure pumping equipment.  We expect to take delivery of this equipment and place it in service during the third and fourth quarters of 2014 and the first quarter of 2015.  We will use our bank credit facility to finance this expansion, but even with the projected additional principal drawn on this facility, we believe that we will still maintain a conservative financial structure by our industry’s standards.  The lack of availability and increased cost of qualified labor has been a concern and has negatively impacted our revenues and profitability.  This will continue to be a concern, especially as we expand our fleet of revenue-producing equipment in 2014 and 2015, and will therefore require more qualified employees to operate this equipment.  We are addressing this issue through continued recruitment of new employees, training and retention programs, and more efficient staffing models.  Our consistent response to the industry’s volatility is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending.

RPC, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013

Consolidated revenues [in thousands]	$582,831	$457,566	$1,084,523	$883,387
Revenues by business segment [in thousands]:
Technical	$544,392	$424,030	$1,011,362	$818,041
Support	38,439	33,536	73,161	65,346

Consolidated operating profit [in thousands]	$103,031	$67,853	$168,263	$125,072

Operating profit by business segment [in thousands]:
Technical	$99,717	$66,123	$164,613	$124,624
Support	8,998	7,081	16,455	13,339
Corporate	(4,279)	(3,594)	(9,168)	(8,494)
Loss on disposition of assets, net	(1,405)	(1,757)	(3,637)	(4,397)

Percentage cost of revenues to revenues	64.2%	62.8%	64.9%	62.9%
Percentage selling, general & administrative expenses to revenues	8.2%	10.4%	8.9%	10.5%
Percentage depreciation and amortization expense to revenues	9.7%	11.5%	10.3%	12.0%
Average U.S. domestic rig count	1,852	1,761	1,816	1,760
Average natural gas price (per thousand cubic feet (mcf))	$4.55	$3.97	$4.71	$3.74
Average oil price (per barrel)	$103.24	$94.07	$100.97	$94.24

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Revenues.  Revenues for the three months ended June 30, 2014 increased 27.4 percent compared to the three months ended June 30, 2013.  Domestic revenues of $561.0 million increased 26.6 percent compared to the same period in the prior year.  The increases in revenues are due primarily to higher activity levels and greater service intensity in our major service lines as well as a slightly larger fleet of revenue-producing equipment.  International revenues of $21.9 million increased 51.7 percent for the three months ended June 30, 2014 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas was 14.6 percent higher and the average price of oil was 9.8 percent higher during the second quarter of 2014 as compared to the same period in the prior year.  The average domestic rig count during the current quarter was 5.2 percent higher than the same period in 2013.

The Technical Services segment revenues for the second quarter of 2014 increased 28.4 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to higher activity levels and greater service intensity in the service lines within this segment.  The Support Services segment revenues for the second quarter of 2014 increased by 14.6 percent compared to the same period in the prior year.  This increase was due principally to higher utilization and an improved job mix within rental tools, the largest service line within this segment, as well as higher activity levels in the other service lines which comprise this segment.  Operating profit in both the Technical and Support Services segments increased due to higher revenues and greater utilization of personnel and equipment.

Cost of revenues. Cost of revenues increased 30.1 percent to $374.3 million for the three months ended June 30, 2014 compared to $287.6 million for the three months ended June 30, 2013.  Cost of revenues increased due to higher materials and supplies expenses, employment costs and maintenance and repairs expenses resulting from higher activity levels.  As a percentage of revenues, cost of revenues also increased because of more service intensive work and higher raw materials costs as compared to the same period in the prior year, partially offset by the impact of improved personnel utilization.

Selling, general and administrative expenses.   Selling, general and administrative expenses were $47.6 million for both the three months ended June 30, 2014 and 2013.  As a percentage of revenues, these costs decreased to 8.2 percent during the three months ended June 30, 2014 compared to 10.4 percent during the same period in the prior year due to the leverage of fixed costs over higher revenues.

Depreciation and amortization.   Depreciation and amortization totaled $56.5 million for the three months ended June 30, 2014, a 7.1 percent increase, compared to $52.8 million for the quarter ended June 30, 2013.

Loss on disposition of assets, net.  Loss on disposition of assets, net was $1.4 million for the three months ended June 30, 2014 compared to $1.8 million for the three months ended June 30, 2013.  The loss on disposition of assets, net is comprised of gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which require early dispositions, or sales to customers of lost or damaged rental equipment.

Other income (expense), net.  Other income, net was $831 thousand for the three months ended June 30, 2014 compared to other (expense), net of $191 thousand for the same period in the prior year. Other income (expense), net primarily includes mark to market gains and losses on investments in the non-qualified benefit plan.

 Interest expense.  Interest expense of $49 thousand for the three months ended June 30, 2014 decreased significantly compared to $942 thousand for the three months ended June 30, 2013.  The decline was due to interest penalties resulting from a sales tax audit during the second quarter of 2013, as well as a reversal of interest penalties related to a favorable outcome of a sales tax audit during the second quarter of 2014.   In addition, the interest rates on our revolving credit facility were slightly lower during the second quarter of 2014 than in the second quarter of the prior year.

Income tax provision.  Income tax provision of $40.5 million increased during the three months ended June 30, 2014 in comparison to $26.4 million for the same period in 2013 primarily due to higher income before income taxes.  The effective tax rate of 39.0 percent for the three months ended June 30, 2014 was slightly lower than the 39.5 percent for the three months ended June 30, 2013.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Revenues.  Revenues for the six months ended June 30, 2014 increased 22.8 percent compared to the six months ended June 30, 2013.  Domestic revenues of $1.0 billion increased 22.1 percent compared to the same period in the prior year.  The increase in revenues is due primarily to higher activity levels and greater service intensity in our major service lines and a slightly larger fleet of revenue-producing equipment.  International revenues of $43.3 million increased 41.7 percent for the six months ended June 30, 2014 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas was 26.0 percent higher and the average price of oil was 7.2 percent higher during the six months ended June 30, 2014 as compared to the same period in the prior year.  The average domestic rig count during the six months ended June 30, 2014 was 3.2 percent higher than the same period in 2013.

The Technical Services segment revenues for the six months ended June 30, 2014 increased 23.6 percent compared to the same period in the prior year.  Revenues in this segment increased due primarily to higher activity levels and greater service intensity in the service lines within this segment.  The Support Services segment revenues for the six months ended June 30, 2014 increased by 12.0 percent compared to the same period in the prior year.  This increase was due principally to higher utilization and an improved job mix within rental tools, the largest service line within this segment, as well as higher activity levels in the other service lines which comprise this segment.  Operating profit in both the Technical and Support Services segments increased due to higher revenues and greater utilization of personnel and equipment.

Cost of revenues. Cost of revenues increased 26.7 percent to $704.3 million for the six months ended June 30, 2014 compared to $555.8 million for the six months ended June 30, 2013.  Cost of revenues increased due to higher materials and supplies expenses, employment costs and maintenance and repairs expenses resulting from higher activity levels.  As a percentage of revenues, cost of revenues also increased because of more service intensive work and higher raw materials costs as compared to the same period prior year, partially offset by the impact of improved personnel utilization.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased 4.1 percent to $96.3 million for the six months ended June 30, 2014 compared to $92.5 million for the six months ended June 30, 2013.  As a percentage of revenues, these costs decreased to 8.9 percent during the six months ended June 30, 2014 compared to 10.5 percent during the same period in the prior year.  Our selling, general and administrative expenses increased due to higher activity levels but decreased as a percentage of revenues compared to the prior year due to the leverage of fixed costs over higher revenues.

Depreciation and amortization.   Depreciation and amortization totaled $112.0 million for the six months ended June 30, 2014, a 6.1 percent increase, compared to $105.6 million for the six months ended June 30, 2013.

Loss on disposition of assets, net.  Loss on disposition of assets, net was $3.6 million for the six months ended June 30, 2014 compared to $4.4 million for the six months ended June 30, 2013.  The loss on disposition of assets, net is comprised of gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which requires early dispositions, or sales to customers of lost or damaged rental equipment.

Other income (expense), net.  Other income, net was $911 thousand for the six months ended June 30, 2014 compared to other income, net of $364 thousand for the same period in the prior year. Other income (expense), net primarily includes mark to market gains and losses on investments in the non-qualified benefit plan.

 Interest expense.  Interest expense was $0.4 million for the six months ended June 30, 2014 compared to $1.3 million for the six months ended June 30, 2013.  The decline was due to interest penalties resulting from a sales tax audit during the second quarter of 2013, as well as a reversal of interest penalties related to a favorable outcome of a sales tax audit during the second quarter of 2014.   In addition, the average debt balance on our revolving credit facility was lower during the six months ended June 30, 2014 in comparison to the prior year same period.

Income tax provision.  Income tax provision of $66.1 million increased during the six months ended June 30, 2014 in comparison to $48.7 million for the same period in 2013 primarily due to higher income before income taxes.  The effective tax rate was 39.2 percent for the six months ended June 30, 2014 and 2013.

RPC, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Company’s cash and cash equivalents at June 30, 2014 were $22.2 million.  The following table sets forth the historical cash flows for the six months ended June 30, 2014 and 2013:

	Six months ended June 30
(In thousands)	2014	2013

Net cash provided by operating activities	$91,488	$200,648
Net cash used for investing activities	(100,846)	(103,332)
Net cash provided by (used for) financing activities	22,822	(101,220)

Cash provided by operating activities for the six months ended June 30, 2014 decreased by $109.2 million compared to the same period in the prior year. This decrease is due primarily to an unfavorable change in working capital of $137.8 million partially offset by an increase in net income of $27.2 million.

The unfavorable change in working capital is primarily due to the following: unfavorable changes of $135.3 million in accounts receivable and $18.5 million in inventories due to higher business activity levels and an unfavorable change of $17.3 million in net current income taxes receivable/payable due to higher estimated tax payments coupled with higher income before income taxes.  These unfavorable changes were partially offset by favorable changes in accounts payable of $26.1 million and $4.3 million in accrued payroll and related expenses consistent with higher business activity levels; and a favorable change of $2.8 million in accrued state, local and other taxes due to the timing of payments.

Cash used for investing activities for the six months ended June 30, 2014 decreased by $2.5 million, compared to the six months ended June 30, 2013, primarily as a result of higher proceeds from the sale of assets.

Cash provided by (used for) financing activities for the six months ended June 30, 2014 increased by $124.0 million primarily as a result of higher net loan borrowings coupled with lower open market share repurchases during the six months ended June 30, 2014 compared to the same period in the prior year.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2014 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization and cash expected to be generated from operations will provide sufficient liquidity to meet our requirements for at least the next twelve months.  The Company currently has a $350 million revolving credit facility (the “Revolving Credit Agreement”) that matures in January 2019.  The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $131.4 million at June 30, 2014 and $24.1 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  Accordingly, a total of $194.5 million was available under our facility as of June 30, 2014.  Additional information regarding our Revolving Credit Agreement is included in Note 9 to our Consolidated Financial Statements included in this report.

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

RPC, INC. AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures will be approximately $375 million during 2014, of which $112.8 million has been spent as of June 30, 2014.  We expect capital expenditures for the remainder of 2014 to be primarily directed towards expansion of our pressure pumping fleet and capitalized equipment maintenance.  The actual amount of 2014 capital expenditures will depend upon equipment maintenance requirements, expansion opportunities, and equipment delivery schedules and can be modified based on market conditions and other factors.

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

As of June 30, 2014, the Company’s 1998 stock buyback program authorizes the repurchase of up to 31,578,125 shares.  There were 399,611 shares purchased on the open market during the first six months of 2014, and 4,312,623 shares remain available to be repurchased under the current authorization as of June 30, 2014.  The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On July 22, 2014, the Board of Directors approved a $0.105 per share cash dividend payable September 10, 2014 to stockholders of record at the close of business August 8, 2014.   The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well.  Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers.  During 2012 and 2013, the Company incurred higher employment costs due to a continued shortage of skilled labor in many of its markets.  During the first and second quarters of 2014, we experienced additional cost pressures due to competition for available skilled employees, and the Company expects that labor costs will continue to remain high during 2014.  During the past several years, increased oilfield activity has caused increased prices for several important raw materials the Company uses to provide its services. The Company has mitigated some of the cost increases for raw materials by securing materials through additional sources, and the Company continues to source raw materials from these additional sources.  Early in the third quarter of 2014, the prices of these raw materials have continued to increase.   The Company has attempted to pass these increased costs to its customers, thus preserving its profitability, but no assurance can be given that these efforts will be successful.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship.  During the six months ended June 30, 2014, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $339,000 for the six months ended June 30, 2014 compared to $268,000 for the comparable period in 2013.

RPC, INC. AND SUBSIDIARIES

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $542,000 for the six months ended June 30, 2014 and $638,000 for the six months ended June 30, 2013.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on three months’ notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $41,000 for the six months ended June 30, 2014 and $42,000 for the six months ended June 30, 2013.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our plan to continue to focus on international growth opportunities; our expectation for the amount and focus of our capital expenditures during 2014; our belief that the increased price of natural gas should continue to have a positive impact on our customers’ activity levels and our financial results; our cautious outlook about continued activity level increases because of continued high U.S. natural gas production; our belief that the trend in domestic drilling activity indicates very little near-term fluctuation in our customer’s overall activity levels; our belief that the recent increase in the price of natural gas will not lead to significant increases in customer activity levels over the near-term; our belief that the overall rig count will not significantly increase during the remainder of 2014 unless the price of natural gas continues to rise; our statement that the high cost and complexity of unconventional drilling and completion may cause financial distress among our less well-capitalized customers, jeopardizing timely collection of our accounts receivable; our belief that the service capacity in the U.S. domestic market is experiencing greater utilization which could remain high and result in increased pricing for our services and equipment; the timing of delivery of equipment we have ordered; our expectations about the continued lack of availability and cost of qualified labor and its potential adverse impact on our revenues and profitability; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; our expectation that we will continue to pay cash dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our expectation that the cost of labor will remain high during 2014; our belief that changes in foreign exchange rates is not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future.  The Company does not undertake to update its forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of June 30, 2014, there are outstanding interest-bearing advances of $131.4 million on our credit facility which bear interest at a floating rate.  A change in the interest rate of one percent on the outstanding balance of the credit facility at June 30, 2014 would cause a change of $1.3 million in total annual interest costs.

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

As of the end of the period covered by this report, June 30, 2014 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 5.  OTHER INFORMATION

None

RPC, INC. AND SUBSIDIARIES

ITEM 6.  Exhibits

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2007).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
95.1	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

Date: July 31, 2014	/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2014	/s/ Ben M. Palmer
Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

