Form 10-Q
period 2014-09-30
RPC INC
filed 2014-11-03
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of October 24, 2014, RPC, Inc. had 218,601,969 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(In thousands)
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS		(Note 1)

Cash and cash equivalents	$8,522	$8,700
Accounts receivable, net	591,585	437,132
Inventories	153,948	126,604
Deferred income taxes	10,851	14,185
Income taxes receivable	11,081	5,720
Prepaid expenses	5,507	9,143
Other current assets	3,562	3,441
Total current assets	785,056	604,925
Property, plant and equipment, less accumulated depreciation of $1,199,595 in 2014 and $1,069,321 in 2013	775,714	726,307
Goodwill	32,150	31,861
Other assets	23,113	20,767
Total assets	$1,616,033	$1,383,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$182,123	$119,170
Accrued payroll and related expenses	41,446	36,638
Accrued insurance expenses	5,526	6,072
Accrued state, local and other taxes	10,609	5,002
Income taxes payable	558	-
Other accrued expenses	1,214	1,170
Total current liabilities	241,476	168,052
Long-term accrued insurance expenses	10,082	10,225
Notes payable to banks	152,000	53,300
Long-term pension liabilities	22,786	21,966
Deferred income taxes	114,459	153,176
Other long-term liabilities	14,285	8,439
Total liabilities	555,088	415,158
Common stock	21,860	21,899
Capital in excess of par value	-	-
Retained earnings	1,049,636	956,918
Accumulated other comprehensive loss	(10,551)	(10,115)
Total stockholders’ equity	1,060,945	968,702
Total liabilities and stockholders’ equity	$1,616,033	$1,383,860

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(In thousands except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues	$620,684	$491,121	$1,705,207	$1,374,508
Cost of revenues (exclusive of items shown below)	398,306	303,707	1,102,596	859,512
Selling, general and administrative expenses	50,814	47,096	147,125	139,621
Depreciation and amortization	57,219	53,211	169,241	158,799
Loss on disposition of assets, net	7,684	1,268	11,321	5,665
Operating profit	106,661	85,839	274,924	210,911
Interest expense	(456)	(283)	(842)	(1,565)
Interest income	4	8	14	73
Other (expense) income, net	(454)	1,279	457	1,643
Income before income taxes	105,755	86,843	274,553	211,062
Income tax provision	40,870	33,083	106,997	81,810
Net income	$64,885	$53,760	$167,556	$129,252

Earnings per share
Basic	$0.30	$0.25	$0.78	$0.60
Diluted	$0.30	$0.25	$0.77	$0.60

Dividends per share	$0.105	$0.100	$0.315	$0.300

Weighted average shares outstanding
Basic	215,202	215,068	215,200	215,715
Diluted	216,334	216,142	216,316	216,862

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income	$64,885	$53,760	$167,556	$129,252

Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	85	125	253	372
Foreign currency translation	(649)	214	(653)	(413)
Unrealized gain (loss) on securities, net of taxes	(38)	28	(36)	(2)
Comprehensive income	$64,283	$54,127	$167,120	$129,209

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(In thousands)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
			Capital in Excess of Par Value	Retained Earnings

	Shares	Amount				Total
Balance, December 31, 2013	218,986	$21,899	$—	$956,918	$(10,115)	$968,702
Stock issued for stock incentive plans, net	579	57	7,058	—	—	7,115
Stock purchased and retired	(963)	(96)	(11,436)	(6,016)	—	(17,548)
Net income	—	—	—	167,556	—	167,556
Pension adjustment, net of taxes	—	—	—	—	253	253
Foreign currency translation	—	—	—	—	(653)	(653)
Unrealized loss on securities, net of taxes	—	—	—	—	(36)	(36)
Dividends declared	—	—	—	(68,822)	—	(68,822)
Excess tax benefits for share-based payments	—	—	4,378	—	—	4,378
Balance, September 30, 2014	218,602	$21,860	$—	$1,049,636	$(10,551)	$1,060,945

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$167,556	$129,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	171,382	160,706
Stock-based compensation expense	7,115	6,397
Loss on disposition of assets, net	11,321	5,665
Deferred income tax benefit	(35,508)	(10,579)
Excess tax benefits for share-based payments	(4,378)	(3,157)
(Increase) decrease in assets:
Accounts receivable	(154,687)	(2,677)
Income taxes receivable	(983)	(7,697)
Inventories	(27,746)	12,392
Prepaid expenses	3,494	5,646
Other current assets	(180)	1,095
Other non-current assets	(1,701)	(585)
Increase (decrease) in liabilities:
Accounts payable	53,170	10,924
Income taxes payable	558	(6,260)
Accrued payroll and related expenses	4,841	1,273
Accrued insurance expenses	(546)	(272)
Accrued state, local and other taxes	5,607	1,536
Other accrued expenses	38	(1,502)
Pension liabilities	1,218	2,121
Long-term accrued insurance expenses	(143)	589
Other long-term liabilities	5,846	(1,330)
Net cash provided by operating activities	206,274	303,537

INVESTING ACTIVITIES
Capital expenditures	(237,473)	(159,854)
Proceeds from sale of assets	14,980	8,578
Net cash used for investing activities	(222,493)	(151,276)

FINANCING ACTIVITIES
Payment of dividends	(68,822)	(65,923)
Borrowings from notes payable to banks	826,800	500,700
Repayments of notes payable to banks	(728,100)	(556,300)
Debt issue costs for notes payable to banks	(667)	-
Excess tax benefits for share-based payments	4,378	3,157
Cash paid for common stock purchased and retired	(17,548)	(25,121)
Net cash provided by (used for) financing activities	16,041	(143,487)

Net (decrease) increase in cash and cash equivalents	(178)	8,774
Cash and cash equivalents at beginning of period	8,700	14,163
Cash and cash equivalents at end of period	$8,522	$22,937

Supplemental cash flows disclosure:
Interest paid, net of amounts capitalized	$836	$1,145
Income taxes paid, net	$136,647	$106,728

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$29,495	$19,987

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidation” and Rule 3A-02(a) of Regulation S-X. In accordance with ASC Topic 810 and Rule 3A-02 (a) of Regulation S-X, the Company’s policy is to consolidate all subsidiaries and investees where it has voting control.

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

●
Accounting Standards Update No. 2014-15, Presentation of Financial Statements —Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The provisions in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early application permitted. The Company plans to adopt the provisions for the year ending December 31, 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The Company currently does not expect the adoption to have a material impact on its consolidated financial statements.

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

A reconciliation of weighted average shares outstanding is as follows:

	Three months ended September 30		Nine months ended September 30
(In thousands except per share data)	2014	2013	2014	2013
Net income available for stockholders:	$64,885	$53,760	$167,556	$129,252
Less: Dividends paid	(22,939)	(21,892)	(68,822)	(65,923)
Undistributed earnings	$41,946	$31,868	$98,734	$63,329

Basic shares outstanding:
Common stock	211,604	210,899	211,552	211,493
Restricted shares of common stock	3,598	4,169	3,648	4,222
	215,202	215,068	215,200	215,715
Diluted shares outstanding:
Common stock	211,604	210,899	211,552	211,493
Dilutive effect of stock based awards	1,132	1,074	1,116	1,147
	212,736	211,973	212,668	212,640
Restricted shares of common stock	3,598	4,169	3,648	4,222
	216,334	216,142	216,316	216,862

Reported basic EPS of the restricted shares of common stock under the two-class method generated the following reductions - $0.02 for the three months ended September 30, 2014 and $0.01 for the three months ended September 30, 2013; $0.06 for the nine months ended September 30, 2014 and $0.04 for the nine months ended September 30, 2013.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares. As of September 30, 2014, all of these shares were available for grant.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30		September 30
(in thousands)	2014	2013	2014	2013

Pre-tax expense	$2,398	$2,146	$7,115	$6,397
After tax expense	$1,523	$1,363	$4,518	$4,062

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2014:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2013	4,114,800	$9.67
Granted	657,375	18.84
Vested	(1,106,250)	7.19
Forfeited	(78,325)	10.28
Non-vested shares at September 30, 2014	3,587,600	$12.04

The total fair value of shares vested during the nine months ended September 30, 2014 was $20,634,000 and during the nine months ended September 30, 2013 was $15,471,000. Tax benefits for compensation tax deductions in excess of compensation expense for restricted shares totaled $4,378,000 for the nine months ended September 30, 2014 and $3,157,000 for the nine months ended September 30, 2013. These tax benefits were credited to capital in excess of par value and classified as financing cash flows.

As of September 30, 2014, total unrecognized compensation cost related to non-vested restricted shares was $39,884,000 which is expected to be recognized over a weighted-average period of 3.3 years.

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

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2014	2013	2014	2013
Revenues:
Technical Services	$576,908	$458,168	$1,588,270	$1,276,209
Support Services	43,776	32,953	116,937	98,299
Total revenues	$620,684	$491,121	$1,705,207	$1,374,508
Operating profit:
Technical Services	$102,849	$86,183	$267,462	$210,807
Support Services	14,735	6,022	31,190	19,361
Corporate	(3,239)	(5,098)	(12,407)	(13,592)
Loss on disposition of assets, net	(7,684)	(1,268)	(11,321)	(5,665)
Total operating profit	$106,661	$85,839	$274,924	$210,911
Interest expense	(456)	(283)	(842)	(1,565)
Interest income	4	8	14	73
Other (expense) income, net	(454)	1,279	457	1,643
Income before income taxes	$105,755	$86,843	$274,553	$211,062

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2014	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$145,054	$23,727	$460	$169,241
Capital expenditures	213,244	23,360	869	237,473
Identifiable assets at September 30, 2014	$1,384,353	$168,123	$63,557	$1,616,033

Nine months ended September 30, 2013	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$134,599	$23,687	$513	$158,799
Capital expenditures	129,599	29,104	1,151	159,854
Identifiable assets at September 30, 2013	$1,080,177	$193,069	$79,083	$1,352,329

7.	INVENTORIES

Inventories of $153,948,000 at September 30, 2014 and $126,604,000 at December 31, 2013 consist of raw materials, parts and supplies.

8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2014	2013	2014	2013

Service cost	$-	$-	$-	$-
Interest cost	487	436	1,460	1,306
Expected return on plan assets	(560)	(511)	(1,680)	(1,533)
Amortization of net losses	133	197	399	588
Net periodic benefit cost	$60	$122	$179	$361

The Company contributions to this plan were $765,000 during the nine months ended September 30, 2014 and $800,000 during the nine months ended September 30, 2013.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $15,915,000 as of September 30, 2014 and $13,963,000 as of December 31, 2013. The SERP assets are reported in non-current other assets on the consolidated balance sheet and changes in the fair value of these assets are reported in the consolidated statement of operations as part of other (expense) income, net. Trading gains (losses) related to the SERP assets were approximately as follows:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2014	2013	2014	2013

Gains (losses), net	$(253)	$806	$384	$1,374

          The SERP deferrals and the distributions are recorded in pension liabilities with any changes in the fair value recorded as compensation cost.

9.	NOTES PAYABLE TO BANKS

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

          The Company incurred loan origination fees and other debt related costs associated with the facility in the aggregate of approximately $3.0 million. These costs are being amortized to interest expense over the remaining term of the five year loan, and the net amount of $1.2 million at September 30, 2014 is classified as non-current other assets.

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

          The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items. Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1. The Company was in compliance with these covenants for the nine months ended September 30, 2014.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   At September 30, 2014, the Company had outstanding borrowings of $152.0 million under the facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaling $24.1 million; therefore, a total of $173.9 million of the facility was available.

          Interest incurred on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
(in thousands except interest rate data)
Interest incurred	$655	$474	$1,541	$1,640
Capitalized interest	$180	$246	$392	$735
Weighted average interest rate	2.1%	4.6%	2.5%	3.4%

10.	INCOME TAXES

          The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

          For the three months ended September 30, 2014, the income tax provision reflects an effective tax rate of 38.6 percent, compared to an effective tax rate of 38.1 percent for the comparable period in the prior year. For the nine months ended September 30, 2014, the income tax provision reflects an effective tax rate of 39.0 percent, compared to an effective tax rate of 38.8 percent for the comparable period in the prior year.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of September 30, 2014 and December 31, 2013:

	Fair value measurements at September 30, 2014 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$15,915	$-
Available for sale securities	388	-	-

	Fair value measurements at December 31, 2013 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$13,963	$-
Available for sale securities	445	-	-

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

          The outstanding balance on the Revolving Credit Agreement was $152.0 million at September 30, 2014 and $53.3 million at December 31, 2013 which approximates fair value. The fair value of these borrowings was based on quotes from the lender (level 2 inputs). The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

          The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2013	$(9,760)	$10	$(365)	$(10,115)
Change during the period:
Before-tax amount	-	(57)	(653)	(710)
Tax benefit	-	21	-	21
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	253	-	-	253
Total activity for the period	253	(36)	(653)	(436)
Balance at September 30, 2014	$(9,507)	$(26)	$(1,018)	$(10,551)
(1)	Reported as part of selling, general and administrative expenses.

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2012	$(14,688)	$29	$413	$(14,246)
Change during the quarter:
Before-tax amount	-	(3)	(413)	(416)
Tax benefit	-	1	-	1
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	372	-	-	372
Total activity for the quarter	372	(2)	(413)	(43)
Balance at September 30, 2013	$(14,316)	$27	$-	$(14,289)
(1)	Reported as part of selling, general and administrative expenses.

13.	SUBSEQUENT EVENT

On October 28, 2014, the Board of Directors approved a $0.105 per share cash dividend payable December 10, 2014 to stockholders of record at the close of business November 10, 2014.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013 is incorporated herein by reference. In 2014, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the three months ended September 30, 2014, we made approximately $124.7 million in capital expenditures primarily for the purchases of new equipment as well as maintenance of our existing revenue-producing equipment. Capital expenditures during the remainder of 2014 will continue to increase over those expenditures in the preceding quarter due to a new pressure pumping expansion plan. We continue to focus on oil and natural gas liquids directed basins where customer activity levels are higher.

During the third quarter of 2014, revenues increased 26.4 percent to $620.7 million compared to the same period in the prior year. The increase in revenues resulted primarily from higher activity levels and greater service intensity in our major service lines and a slightly larger fleet of revenue-producing equipment. International revenues for the third quarter of 2014 increased 5.7 percent to $19.1 million compared to the same period in the prior year. International revenues reflect increases in customer activity levels primarily in Argentina and Gabon partially offset by a decrease in China. We continue to focus on developing international growth opportunities; however, it is difficult to predict when contracts and projects will be initiated and their ultimate duration.

Cost of revenues as a percentage of revenues increased during the third quarter of 2014 in comparison to the same period of the prior year due to more service intensive work and the associated higher raw materials costs, fuel expenses and logistical expenses as compared to the same period in the prior year, partially offset by the impact of improved personnel utilization.

Selling, general and administrative expenses as a percentage of revenues decreased to 8.2 percent in the third quarter of 2014 compared to 9.6 percent in the same period in the prior year. This percentage decrease was primarily due to leverage of higher revenues over fixed employment costs.

Income before income taxes was $105.8 million for the three months ended September 30, 2014 compared to $86.8 million in the same period of 2013. Diluted earnings per share were $0.30 for the three months ended September 30, 2014 compared to $0.25 in the same period of 2013. Cash flows from operating activities were $206.3 million for the nine months ended September 30, 2014 compared to $303.5 million in the same period of 2013 due primarily to working capital changes partially offset by an increase in net income. The notes payable to banks increased to $152.0 million as of September 30, 2014 compared to $53.3 million as of December 31, 2013.

We expect capital expenditures during full year 2014 will be approximately $375 million, and to be directed towards the purchases of new revenue-producing equipment as well as the capitalized maintenance of our existing fleet of revenue-producing equipment.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 2,031 during the third quarter of 2008. The global recession that began during the fourth quarter of 2007 precipitated the steepest annualized rig count decline in U.S. domestic oilfield history. From the third quarter of 2008 to the third quarter of 2009, the U.S. domestic rig count dropped almost 57 percent, reaching a trough of 876 in June 2009. Between its cyclical trough in the third quarter of 2009 and its most recent peak of 2,026 during the fourth quarter of 2011, U.S. domestic drilling activity increased by approximately 131 percent. Beginning late in the fourth quarter of 2011, the domestic drilling rig count began to decline and continued to steadily decline throughout 2013. During 2013 and the first two quarters of 2014, the rotary drilling rig count has not varied significantly. During the third quarter of 2014, the average rotary drilling rig count was 7.5 percent higher than the third quarter of 2013 and 2.8 percent higher than the second quarter of 2014. At the end of the third quarter of 2014, the rotary drilling rig count was 11 percent higher than at the same time in 2013. Horizontal and directional wells drilled as a percentage of total oilfield wells drilled have grown steadily over the past several years and represented approximately 80 percent of total wells drilled during the third quarter of 2014. Natural gas-directed drilling activity remains at very low levels, and at the end of the third quarter of 2014 remained at the lowest levels recorded since the third quarter of 1993.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. The average price of oil was high during 2013 and the first and second quarters of 2014, although it has fallen significantly during the third quarter and early in the fourth quarter of 2014. At the beginning of the fourth quarter of 2014 the price of oil is approximately 18 percent lower than at the same time in 2013 and 22 percent lower than its highest price during the third quarter of 2014. The relatively high price of oil is reflected in the current composition of the U.S. domestic rig count, approximately 82 percent of which was directed towards oil at the end of the third quarter of 2014. However, the recent decline in the price of oil and the current uncertainty regarding its price in the near term may discourage our customers from continuing to drill new oil-directed wells in the immediate future. The price of natural gas rose during 2013 and early 2014, recovering from declines in several previous years. The price of natural gas moderated during the third quarter of 2014, and early in the fourth quarter of 2014 is the same as at the same time in 2013. As noted above, natural gas-directed drilling activity has fallen to its lowest level in 21 years. The price of natural gas liquids has become an increasingly important determinant of our customers’ activities, since its sales comprise a large part of our customers’ revenues, and it is produced in many of the shale resource plays that also produce oil. During the first nine months of 2014, the average price of benchmark natural gas liquids was 13.7 percent higher than during the 12 months ended December 31, 2013. We believe that the increase in the price of natural gas liquids during 2014 has led to slightly improved activity levels in selected markets.

The relatively small increases in domestic drilling activity indicate minimal increases in our customer’s overall activity levels. However, the higher service intensity of our customers’ completion activities has had a favorable impact on our revenues during the first three quarters of 2014. We believe that this trend of increasing service intensity will continue, thus leading to higher revenues in the near term. We do not have a favorable outlook for the prices of oil and natural gas in the near term. Although an abnormally cold winter in 2014 caused an increase in the price of natural gas and a high drawdown of natural gas storage, continued high natural gas production will probably refill natural gas storage levels to their long-term average during the fourth quarter, thus discouraging additional natural gas drilling activity. Also, the price of oil has fallen during the third quarter and early in the fourth quarter of 2014. We believe that this decline is due to higher production in the United States and moderate demand in the global oil market. Also, discord within the OPEC cartel may limit that organization’s ability to curtail production in order to reduce supply in the global market and maintain high oil prices. We believe that these trends will continue in the near term, although current and projected oil prices are high enough to encourage our customers to continue to conduct drilling and completion activities. For these reasons, we do not believe that the overall U.S. domestic rig count will increase significantly during the near term.

RPC, INC. AND SUBSIDIARIES

We continue to monitor the market for our services and the competitive environment. We remain cautious about the high production of natural gas associated with oil-directed drilling, which we believe will suppress the price of natural gas to a level that will discourage our customers from conducting natural gas-directed drilling activities. In addition, we continue to monitor our customers’ financial condition, because the high cost and complexity of unconventional drilling and completion activities may cause financial distress among our less well-capitalized customers, thus jeopardizing timely collection of our accounts receivable. We also monitor the competitive environment because the high historical financial returns and favorable long-term outlook for our industry has attracted new entrants and encouraged existing service companies to purchase additional revenue-producing equipment. Although less equipment has been added to the overall U.S. domestic fleet in the past year than in previous years, higher activity levels and increasing completion service intensity are causing the service capacity in the U.S. domestic market to be more highly utilized. We believe that utilization of our equipment and personnel will remain high if these trends continue, and pricing for our services and equipment will improve. For these reasons, RPC made a decision in the first quarter of 2014 to expand our fleet of pressure pumping equipment. We have started to take delivery of this equipment and place it in service during the third quarter and early in the fourth quarter of 2014 and will continue into the first quarter of 2015. We will use our bank credit facility to finance this expansion, but even with the projected additional principal drawn on this facility, we believe that we will still maintain a conservative financial structure by our industry’s standards. The lack of availability and increased cost of qualified labor has been a concern and has negatively impacted our revenues and profitability. This will continue to be a concern, especially as we expand our fleet of revenue-producing equipment in 2014 and 2015, and will therefore require more qualified employees to operate this equipment. We are addressing this issue through continued recruitment of new employees, training and retention programs, and more efficient staffing models. Our consistent response to the industry’s volatility is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending.

Results of Operations

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013

Consolidated revenues [in thousands]	$620,684	$491,121	$1,705,207	$1,374,508
Revenues by business segment [in thousands]:
Technical	$576,908	$458,168	$1,588,270	$1,276,209
Support	43,776	32,953	116,937	98,299

Consolidated operating profit [in thousands]	$106,661	$85,839	$274,924	$210,911
Operating profit by business segment [in thousands]:
Technical	$102,849	$86,183	$267,462	$210,807
Support	14,735	6,022	31,190	19,361
Corporate	(3,239)	(5,098)	(12,407)	(13,592)
Loss on disposition of assets, net	(7,684)	(1,268)	(11,321)	(5,665)

Percentage of cost of revenues to revenues	64.2%	61.8%	64.7%	62.5%
Percentage of selling, general & administrative expenses to revenues	8.2%	9.6%	8.6%	10.2%
Percentage of depreciation and amortization expense to revenues	9.2%	10.8%	9.9%	11.6%
Average U.S. domestic rig count	1,903	1,770	1,845	1,763
Average natural gas price (per thousand cubic feet (mcf))	$3.91	$3.54	$4.44	$3.67
Average oil price (per barrel)	$97.74	$106.37	$99.89	$98.28

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenues. Revenues for the three months ended September 30, 2014 increased 26.4 percent compared to the three months ended September 30, 2013. Domestic revenues of $601.6 million increased 27.2 percent compared to the same period in the prior year. The increases in revenues are due primarily to higher activity levels and service intensity in our major service lines as well as a slightly larger fleet of revenue-producing equipment. International revenues of $19.1 million increased 5.7 percent for the three months ended September 30, 2014 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas was 10.5 percent higher and the average price of oil was 8.1 percent lower during the third quarter of 2014 as compared to the same period in the prior year. The average domestic rig count during the current quarter was 7.5 percent higher than the same period in 2013.

The Technical Services segment revenues for the third quarter of 2014 increased 25.9 percent compared to the same period in the prior year. Revenues in this segment increased due primarily to higher activity levels and greater service intensity in the service lines within this segment. The Support Services segment revenues for the third quarter of 2014 increased by 32.8 percent compared to the same period in the prior year. This increase was due principally to higher utilization and an improved job mix within rental tools, the largest service line within this segment, as well as higher activity levels in the other service lines which comprise this segment. Operating profit in both the Technical and Support Services segments increased due to higher revenues and greater utilization of personnel and equipment.

Cost of revenues. Cost of revenues increased 31.1 percent to $398.3 million for the three months ended September 30, 2014 compared to $303.7 million for the three months ended September 30, 2013. Cost of revenues increased due to higher materials and supplies expenses, employment costs, maintenance and repairs expenses and fuel expenses resulting from higher activity levels. As a percentage of revenues, cost of revenues also increased because of more service intensive work and the associated higher raw materials costs, fuel expenses and logistical expenses as compared to the same period in the prior year, partially offset by the impact of improved personnel utilization.

Selling, general and administrative expenses. Selling, general and administrative expenses were $50.8 million for the three months ended September 30, 2014 and $47.1 million for the three months ended September 30, 2013. As a percentage of revenues, these costs decreased to 8.2 percent during the three months ended September 30, 2014 compared to 9.6 percent during the same period in the prior year due to the leverage of fixed employment costs over higher revenues.

Depreciation and amortization. Depreciation and amortization totaled $57.2 million for the three months ended September 30, 2014, a 7.5 percent increase, compared to $53.2 million for the quarter ended September 30, 2013.

Loss on disposition of assets, net. Loss on disposition of assets, net was $7.7 million for the three months ended September 30, 2014 compared to $1.3 million for the three months ended September 30, 2013. The loss on disposition of assets, net is comprised of gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which require early dispositions, or sales to customers of lost or damaged rental equipment. The significant increase in losses was caused primarily by damage to critical components due to a more service-intensive job mix in RPC’s pressure pumping service line during the third quarter of 2014 compared to the same period in the prior year.

Other (expense) income, net. Other (expense), net was $454 thousand for the three months ended September 30, 2014 compared to other income, net of $1.3 million for the same period in the prior year. Other (expense) income, net primarily includes mark to market gains and losses on investments in the non-qualified benefit plan.

 Interest expense. Interest expense of $456 thousand for the three months ended September 30, 2014 increased compared to $283 thousand for the three months ended September 30, 2013. The increase was due to a higher average debt balance on our revolving credit facility partially offset by lower interest rates on our revolving line of credit during the three months ended September 30, 2014 in comparison to the prior year same period.

Income tax provision. Income tax provision of $40.9 million increased during the three months ended September 30, 2014 in comparison to $33.1 million for the same period in 2013 primarily due to higher income before income taxes. The effective tax rate of 38.6 percent for the three months ended September 30, 2014 was slightly higher than the 38.1 percent for the three months ended September 30, 2013.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Revenues. Revenues for the nine months ended September 30, 2014 increased 24.1 percent compared to the nine months ended September 30, 2013. Domestic revenues of $1.6 billion increased 23.9 percent compared to the same period in the prior year. The increase in revenues is due primarily to higher activity levels and greater service intensity in our major service lines and a slightly larger fleet of revenue-producing equipment. International revenues of $62.4 million increased 28.3 percent for the nine months ended September 30, 2014 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas was 21.0 percent higher and the average price of oil was 1.6 percent higher during the nine months ended September 30, 2014 as compared to the same period in the prior year. The average domestic rig count during the nine months ended September 30, 2014 was 4.7 percent higher than the same period in 2013.

The Technical Services segment revenues for the nine months ended September 30, 2014 increased 24.5 percent compared to the same period in the prior year. Revenues in this segment increased due primarily to higher activity levels and greater service intensity in the service lines within this segment. The Support Services segment revenues for the nine months ended September 30, 2014 increased by 19.0 percent compared to the same period in the prior year. This increase was due principally to higher utilization and an improved job mix within rental tools, the largest service line within this segment, as well as higher activity levels in the other service lines which comprise this segment. Operating profit in both the Technical and Support Services segments increased due to higher revenues and greater utilization of personnel and equipment.

Cost of revenues. Cost of revenues increased 28.3 percent to $1.1 billion for the nine months ended September 30, 2014 compared to $859.5 million for the nine months ended September 30, 2013. Cost of revenues increased due to higher materials and supplies expenses, employment costs, maintenance and repairs expenses and fuel expenses resulting from higher activity levels. As a percentage of revenues, cost of revenues also increased because of more service intensive work and the associated higher raw materials costs, fuel expenses and logistical expenses as compared to the same period in the prior year, partially offset by the impact of improved personnel utilization.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 5.4 percent to $147.1 million for the nine months ended September 30, 2014 compared to $139.6 million for the nine months ended September 30, 2013. As a percentage of revenues, these costs decreased to 8.6 percent during the nine months ended September 30, 2014 compared to 10.2 percent during the same period in the prior year. Our selling, general and administrative expenses increased due to higher activity levels but decreased as a percentage of revenues compared to the prior year due to the leverage of fixed employment costs over higher revenues.

Depreciation and amortization. Depreciation and amortization totaled $169.2 million for the nine months ended September 30, 2014, a 6.6 percent increase, compared to $158.8 million for the nine months ended September 30, 2013.

Loss on disposition of assets, net. Loss on disposition of assets, net was $11.3 million for the nine months ended September 30, 2014 compared to $5.7 million for the nine months ended September 30, 2013. The loss on disposition of assets, net is comprised of gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which requires early dispositions, or sales to customers of lost or damaged rental equipment. The significant increase in losses was caused primarily by damage to critical components due to a more service-intensive job mix in RPC’s pressure pumping service line during the third quarter of 2014 compared to the same period in the prior year.

 Other (expense) income, net. Other income, net was $457 thousand for the nine months ended September 30, 2014 compared to other income, net of $1.6 million for the same period in the prior year. Other income (expense), net primarily includes mark to market gains and losses on investments in the non-qualified benefit plan.

 Interest expense. Interest expense was $842 million for the nine months ended September 30, 2014 compared to $1.6 million for the nine months ended September 30, 2013. The decline in part was due to interest penalties resulting from a sales tax audit during the second quarter of 2013, as well as a reversal of interest penalties related to a favorable outcome of a sales tax audit during the second quarter of 2014. In addition, the average debt balance on our revolving credit facility was higher coupled with a slightly lower interest rates on our revolving line of credit during the nine months ended September 30, 2014 in comparison to the prior year same period.

Income tax provision. Income tax provision of $107.0 million increased during the nine months ended September 30, 2014 in comparison to $81.8 million for the same period in 2013 primarily due to higher income before income taxes. The effective tax rate was 39.0 percent for the nine months ended September 30, 2014 and 38.8 percent for the nine months ended September 30, 2013.

RPC, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents at September 30, 2014 were $8.5 million. The following table sets forth the historical cash flows for the nine months  ended September 30, 2014 and 2013:

	Nine months ended September 30
(In thousands)	2014	2013

Net cash provided by operating activities	$206,274	$303,537
Net cash used for investing activities	(222,493)	(151,276)
Net cash provided by (used for) financing activities	16,041	(143,487)

Cash provided by operating activities for the nine months ended September 30, 2014 decreased by $97.3 million compared to the same period in the prior year. This decrease is due primarily to an unfavorable change in working capital of $130.9 million partially offset by an increase in net income of $38.3 million.

The unfavorable change in working capital is primarily due to the following: unfavorable changes of $152.0 million in accounts receivable and $40.1 million in inventories due to higher business activity levels and an unfavorable change of $24.9 million in deferred income tax benefit due to the elimination of statutory bonus depreciation. These unfavorable changes were partially offset by favorable changes of $42.2 million in accounts payable and $3.6 million in accrued payroll and related expenses consistent with higher business activity levels; and favorable changes of $13.5 million in net income taxes receivable/ payable and $4.1 million in accrued state, local and other taxes due to the timing of payments.

Cash used for investing activities for the nine months ended September 30, 2014 increased by $71.2 million, compared to the nine months ended September 30, 2013, primarily as a result of higher capital expenditures.

Cash provided by (used for) financing activities for the nine months ended September 30, 2014 increased by $159.5 million primarily as a result of higher net loan borrowings coupled with lower open market share repurchases during the nine months ended September 30, 2014 compared to the same period in the prior year.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2014 remains strong. We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization and cash expected to be generated from operations will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $350 million revolving credit facility (the “Revolving Credit Agreement”) that matures in January 2019. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity. Our outstanding borrowings were $152.0 million at September 30, 2014 and $24.1 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids. Accordingly, a total of $173.9 million was available under our facility as of September 30, 2014. Additional information regarding our Revolving Credit Agreement is included in Note 9 to our Consolidated Financial Statements included in this report.

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

RPC, INC. AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures will be approximately $375 million during 2014, of which $237.5 million has been spent as of September 30, 2014. We expect capital expenditures for the remainder of 2014 to be primarily directed towards expansion of our pressure pumping fleet and capitalized equipment maintenance. The actual amount of 2014 capital expenditures will depend upon equipment maintenance requirements, expansion opportunities, and equipment delivery schedules and can be modified based on market conditions and other factors.

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

As of September 30, 2014, the Company’s 1998 stock buyback program authorizes the repurchase of up to 31,578,125 shares. There were 609,096 shares purchased on the open market during the first nine months of 2014, and 4,103,138 shares remain available to be repurchased under the current authorization as of September 30, 2014. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On October 28, 2014, the Board of Directors approved a $0.105 per share cash dividend payable December 10, 2014 to stockholders of record at the close of business November 10, 2014. The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. During 2012 and 2013, the Company incurred higher employment costs due to a continued shortage of skilled labor in many of its markets. During the first three quarters of 2014, we experienced additional cost pressures due to competition for available skilled employees, and the Company expects that labor costs will continue to remain high during 2014. During the past several years, increased oilfield activity has caused increased prices for several important raw materials the Company uses to provide its services. The Company has mitigated some of the cost increases for raw materials by securing materials through multiple sources, a strategy which has intensified through the third quarter of 2014. During the third quarter and early in the fourth quarter of 2014, the prices of many of these raw materials remain high, although there are indications that increased supplies are beginning to mitigate price increases. The Company has generally been successful in passing these increased costs to its customers, thus preserving its profitability, but no assurance can be given that these efforts will be successful.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the nine months ended September 30, 2014, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $501,000 for the nine months ended September 30, 2014 compared to $433,000 for the comparable period in 2013.

RPC, INC. AND SUBSIDIARIES

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $825,000 for the nine months ended September 30, 2014 and $852,000 for the nine months ended September 30, 2013.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on three months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $61,500 for the nine months ended September 30, 2014 and $63,000 for the nine months ended September 30, 2013.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our expectation that capital expenditures during the remainder of 2014 will continue to increase due to a new pressure pumping expansion plan; our plans to continue to focus on oil and natural gas liquids directed basins where customer activity levels are higher; our plans to continue to focus on developing international growth opportunities; our expectation for the amount and focus of our capital expenditures during 2014; our belief that the recent decline in the price of oil and current uncertainty regarding its price may discourage customers from continuing to drill new oil-directed wells in the immediate future; our belief that the trend of increasing service intensity will continue, thus leading to higher revenues in the near term; our unfavorable outlook for the prices of oil and natural gas in the near term; our belief that high natural gas production will refill natural gas storage levels to their long-term average during the fourth quarter, thus discouraging additional natural gas drilling activities; our belief that discord within the OPEC cartel may limit that organizations ability to curtail production in order to reduce supply in the global market and maintain high oil prices; our belief that current and projected oil prices are high enough to encourage our customers to continue to conduct drilling and completion activities; our belief that the overall U.S. domestic rig count will not increase significantly during the near term; our statement that the high cost and complexity of unconventional drilling and completion may cause financial distress among our less well-capitalized customers, jeopardizing timely collection of our accounts receivable; our cautious outlook about the high production of natural gas which we believe will suppress prices and discourage our customers from conducting natural gas directed drilling activities; our belief that the utilization of our equipment and personnel will remain high if existing trends continue and pricing for our services and equipment will improve; our belief that we will still maintain a conservative financial structure by our industry standards; our belief that the lack of availability and increased cost of qualified labor will continue to be a concern and our plans for the recruitment of new employees, training and retention programs and more efficient staffing models; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; our expectation that we will continue to pay cash dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our expectation that the cost of labor will remain high during 2014; our belief that changes in foreign exchange rates is not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of September 30, 2014, there are outstanding interest-bearing advances of $152.0 million on our credit facility which bear interest at a floating rate. A change in the interest rate of one percent on the outstanding balance of the credit facility at September 30, 2014 would cause a change of $1.5 million in total annual interest costs.

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

RPC, INC. AND SUBSIDIARIES

As of the end of the period covered by this report, September 30, 2014 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A. RISK FACTORS

See risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the third quarter of 2014 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
July 1, 2014 to July 31, 2014	-		$-	-	4,312,623

Month #2
August 1, 2014 to August 31, 2014	-		-	-	4,312,623

Month #3
September 1, 2014 to September 30, 2014	209,485	(1)	21.02	209,485	4,103,138
Totals	209,485		$21.02	209,485	4,103,138
(1)
The Company has a stock buyback program initially adopted March 1998 that authorized the repurchase of up to 26,578,125 shares. On June 5, 2013, the Board of Directors authorized an additional 5,000,000 shares for repurchase under this program for a cumulative authorization of 31,578,125 shares. There were 209,485 shares purchased on the open market during the third quarter of 2014, and 4,103,138 shares remain available to be repurchased under the current authorization as of September 30, 2014. Currently the program does not have a predetermined expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

RPC, INC. AND SUBSIDIARIES

ITEM 4. MINE SAFETY DISCLOSURES

The information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5. OTHER INFORMATION

On October 28, 2014, the Board of Directors of the Company amended the Company’s Restated By-laws (the “By-laws”) in several respects, including changes meant to modernize the By-laws, to provide clarity and consistency with Delaware corporate law and to align the By-laws with the Board’s view of best practices and the interests of the Company’s stockholders as a whole. The primary substantive changes were as follows: (i) updated processes were included for stockholders to present business or director nominees at an annual meeting of the stockholders of the Company, (ii) the provisions addressing officer and director indemnification were updated, (iii) provisions were added addressing exclusive forum and payment of costs for specified stockholder actions including a stockholder’s breach of the By-laws or specified intracorporate proceedings in which such stockholder is not the prevailing party and (iv) a provision was added creating the optional position of Vice Chairman of the Company.

The foregoing summary of the amendment to the By-laws is qualified in its entirety by reference to the text of the By-laws, as amended and restated on and effective as of October 28, 2014, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

Stockholders desiring to present business at the 2015 annual meeting of stockholders outside of the stockholder proposal rules of Rule 14a-8 of the Securities Exchange Act of 1934 and instead pursuant to Article 27 of the Company’s By-laws must prepare a written notice regarding such proposal addressed to Secretary, RPC, Inc., 2170 Piedmont Road, NE, Atlanta, Georgia 30324 and delivered to or mailed and received no later than January 22, 2015 and no earlier than December 13, 2014. Stockholders should consult the By-laws for other specific requirements related to such notice and proposed business.

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

RPC, INC.

/s/ Richard A. Hubbell
Date: November 3, 2014	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: November 3, 2014	Ben M. Palmer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

