Form 10-K
period 2014-12-31
RPC INC
filed 2015-02-27
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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
Yes ☐ No ☒

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,436,608,678 based on the closing price on the New York Stock Exchange on June 30, 2014 of $23.49 per share.

RPC, Inc. had 217,090,722 shares of Common Stock outstanding as of February 13, 2015.

Documents Incorporated by Reference
Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

1

PART I
Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”
Forward-Looking Statements
Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future.  Forward-looking statements made elsewhere in this report include without limitation statements regarding our beliefs regarding natural gas prices, production levels and drilling activities; our belief that petroleum prices carry significant negative implications for RPC’s customer activity levels for the next twelve months; our belief that oil-directed drilling will continue to represent the majority of the total drilling rig activity; our continued belief in the long-term growth opportunities for our business; our expectation to continue to focus on the development of international business opportunities in current and other international markets; the adequacy of our insurance coverage; the impact of lawsuits, legal proceedings and claims on our business and financial condition; our expectation to continue to pay cash dividends to the common stockholders subject to the earnings and financial condition of the Company and other relevant factors; our belief that the domestic rig count will continue to decline; our belief that we will not enter into additional long-term contractual arrangements with customers during 2015; our statement that most industry analysts believe that the rig count will continue to decline during the remainder of the first quarter and into second quarter 2015; our statement that industry trends have negative implications for our near-term activity levels; our belief that it is likely that our near-term financial results will be negatively impacted by declining prices; our belief that the overall rig count will not increase during 2015 unless the price of oil increases from its current price; our cautious view about the market for our services; our belief that any potential increase in the price of natural gas will not be enough to encourage our customers to increase their natural gas-directed drilling activities; our belief that the steep decline in oil-directed drilling in the U.S. domestic market will reduce U.S. domestic oil production and over the long term serve as a catalyst for oil prices to increase; our belief that the majority of our customers have access to adequate capital to finance their own ongoing operations; our statement that we do not plan additional increases in our fleet of revenue-producing equipment during 2015; our ability to maintain sufficient liquidity and a conservative capital structure; our belief about the amount of the contribution to the defined benefit pension plan in 2015; our ability to fund capital requirements in the future; the estimated amount of our capital expenditures and contractual obligations for future periods; our statement that indications at the end fourth quarter 2014 and early in the first quarter of 2015 are that the prices of both skilled labor and many of the raw materials used in providing our services has started to decline; our belief that declining oilfield activity during 2015 will decrease both wage rates for skilled labor and the prices of raw materials; our belief that it will be difficult to realize higher operating profits from these anticipated cost decreases; estimates made with respect to our critical accounting policies; the effect of new accounting standards; and the effect of the changes in foreign exchange rates on our consolidated results of operation or financial condition.
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
RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets.  The services and equipment provided include, among others, (1) pressure pumping services, (2) downhole tool services, (3) coiled tubing services, (4) snubbing services (also referred to as hydraulic workover services), (5) nitrogen services, (6) the rental of drill pipe and other specialized oilfield equipment, and (7) well control. RPC acts as a holding company for its operating units, Cudd Energy Services, Patterson Rental and Fishing Tools, Bronco Oilfield Services, Thru Tubing Solutions, Well Control School, and others.  As of December 31, 2014, RPC had approximately 4,500 employees.
2

Business Segments
RPC’s service lines have been aggregated into two reportable oil and gas services business segments, Technical Services and Support Services, because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels.
During 2014, approximately one percent of RPC’s consolidated revenues were generated from offshore operations in the U.S. Gulf of Mexico and in the Gulf of Alaska.  We also estimate that 60 percent of our 2014 revenues were related to drilling and production activities for oil, and 40 percent were related to drilling and production activities for natural gas.
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
Technical Services
The following is a description of the primary service lines conducted within the Technical Services business segment:
Pressure Pumping. Pressure pumping services, which accounted for approximately 57 percent of 2014 revenues, 55 percent of 2013 revenues and 53 percent of 2012 revenues are provided to customers throughout Texas, and the Appalachian, mid-continent and Rocky Mountain regions of the United States.  We primarily provide these services to customers in order to enhance the initial production of hydrocarbons in formations that have low permeability.  Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in the pressure pumping business include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:
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
3

Downhole Tools. Thru Tubing Solutions (“TTS”) accounted for approximately 15 percent of 2014 revenues, 16 percent of 2013 revenues and 14 percent of 2012 revenues.  TTS provides services and proprietary downhole motors, fishing tools and other specialized downhole tools and processes to operators and service companies in drilling and production operations, including casing perforation at the completion stage of an oil or gas well.  The services that TTS provides are especially suited for unconventional drilling and completion activities.  TTS’ experience providing reliable tool services allows it to work in a pressurized environment with virtually any coiled tubing unit or snubbing unit.
Coiled Tubing. Coiled tubing services, which accounted for approximately nine percent of 2014 and 2013 revenues and 11 percent of 2012 revenues, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig.  Increasingly, coiled tubing units are also used to support completion activities in directional and horizontal wells.  Such completion activities usually require multiple entrances in a wellbore in order to complete multiple fractures in a pressure pumping operation.  A coiled tubing unit can accomplish this type of operation because its flexibility allows it to be steered in a direction other than vertical, which is necessary in this type of wellbore.  At the same time, the strength of the coiled tubing string allows various types of tools or motors to be conveyed into the well effectively.  The uses for coiled tubing in directional and horizontal wells have been enhanced by improved fabrication techniques and higher-diameter coiled tubing which allows coiled tubing units to be used effectively over greater distances, thus allowing them to function in more of the completion activities currently taking place in the U.S. domestic market. There are several manufacturers of flexible steel pipe used in coiled tubing services, and the Company believes that its sources of supply are adequate.
Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for approximately three percent of revenues in 2014 and four percent of revenues in 2013 and 2012, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure on the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing rig can perform many applications at a lower cost than other alternatives. Because this service involves a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relative few operators who have the experience and knowledge required to perform such services safely and efficiently. Increasingly, snubbing units are used for unconventional completions at the outer reaches of long wellbores which cannot be serviced by coiled tubing because coiled tubing has a more limited range than drill pipe conveyed by a snubbing unit.
Nitrogen. Nitrogen accounted for approximately three percent of revenues in 2014 and four percent of revenues in 2013 and 2012.  There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications.  Increasingly, it is used as a displacement medium to increase production in older wells in which production has depleted. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service line. In addition, nitrogen can be complementary to our snubbing and coiled tubing service lines, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service line as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer’s well.
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
Well Control. Cudd Energy Services specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires, domestically and internationally.  In connection with these services, Cudd Energy Services, along with Patterson Services, has the capacity to supply the equipment, expertise and personnel necessary to restore affected oil and gas wells to production.  During the past several years, the Company has responded to numerous well control situations in the domestic U.S. oilfield and in various international locations.
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
4

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
Support Services
The following is a description of the primary service lines conducted within the Support Services business segment:
Rental Tools. Rental tools accounted for approximately four percent of 2014 and 2013 revenues and five percent of 2012 revenues.  The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular assets with rental items instead of owning a complete set of assets. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in Texas, the Gulf of Mexico, mid-continent region, Appalachian region and the Rocky Mountains.

 Patterson Rental Tools offers a broad range of rental tools including:

Blowout Preventors	Diverters
High Pressure Manifolds and Valves	Drill Pipe
Hevi-wate Drill Pipe	Drill Collars
Tubing	Handling Tools
Production Related Rental Tools	Coflexip® Hoses
Pumps	Wear KnotTM Drill Pipe

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
5

Due to aging oilfields and lower-cost sources of oil internationally, the drilling rig count in the U.S. has declined by approximately 66 percent from its peak in 1981.  However, due to recently enhanced technology, more wells are being drilled, and these wells are increasingly productive.  For these reasons, the domestic production of natural gas has risen to record levels, and we estimate that the domestic production of crude oil during 2014 was at its highest level since 1986.  Oil and gas industry activity levels have historically been volatile, experiencing multiple cycles, including down cycle troughs in 1986, 1992, 1999 (with April 1999 recording the lowest U.S. drilling rig count in the industry’s history), 2002 and again in 2009.  The rig count during the peak of the most recent cycle occurred at the end of the third quarter of 2014, and began to decline sharply during the fourth quarter of 2014 and into the first quarter of 2015.  Early in the first quarter of 2015, the U.S. domestic drilling rig count has declined by approximately 30 percent from the peak.
The fluctuations in domestic drilling activity since 2008 are consistent with the changes in the prices of oil and natural gas, the overall economic recovery following the recession in 2008 and 2009, and most recently, the large increase in global oil production that became apparent during the third and fourth quarters of 2014.  During 2014 the average price of natural gas increased by approximately 15 percent, although it began to decline during the end of the first quarter of 2014, and at the end of the year was approximately 35 percent lower than at the same time in 2013.  During the first quarter of 2015, the price of natural gas continued to decline slightly.   The average price of oil decreased by approximately five percent during 2014 compared to 2013.  However, the price of oil decreased significantly during the third and fourth quarters of 2014, falling by approximately 48 percent during that time.  The price of oil has continued to decline during 2015, and in the first quarter to date was approximately five percent lower than at the end of 2014.  RPC believes that the decrease in the price of oil during this period has been caused by increased supply from the domestic U.S. market, weak global demand, the actions of the OPEC cartel, and the strength of the U.S. dollar on global currency markets.  The precipitous decline in the price of oil during the third and fourth quarters of 2014 and the first quarter of 2015 has caused a significant decrease in oil-directed drilling activity.  During this period the U.S. domestic oil-directed drilling rig count has fallen by approximately 21 percent. The price of natural gas liquids has become an increasingly important determinant of our customers’ activity levels, since it is produced in many of the shale resource plays which also produce oil, and production of various natural gas liquids has increased to a level comparable to that of natural gas.  During 2014 the average price of natural gas liquids increased by approximately five percent compared to 2013, but early in the first quarter of 2015 had declined by approximately seven percent.  The declines in the prices of oil, natural gas, and natural gas liquids during 2014 and the first quarter of 2015 to date carry significant negative implications for RPC’s customer activity levels for the next twelve months.
From 2001 to 2009, gas drilling rigs represented over 80 percent of the drilling rig count.  In 2010, the percentage of drilling rigs drilling for natural gas began to decline, and by early in the first quarter of 2015 had fallen to approximately 21 percent of total drilling activity.  Although the demand for natural gas has remained stable, the price of natural gas has fallen in recent years due to increased domestic reserves, productivity of new wells, and high natural gas production from oil-directed wells.  The price of natural gas has declined following a colder than normal winter in 2014, and by early in the first quarter of 2015 had fallen below $3 per Mcf for the first time since the third quarter of 2012.  Early in the first quarter of 2015, the amount of natural gas in storage in the United States was approximately one percent lower than the five-year average at this time in the year.  We believe that these natural gas market dynamics discourage our customers from conducting natural gas-directed drilling activities.  In spite of these unfavorable near-term dynamics, the long-term demand outlook for natural gas is still favorable because, unlike oil, foreign imports of natural gas do not compete with domestic production to a meaningful degree. This lack of foreign competition tends to keep prices high enough to ensure that domestic drilling and production will continue at certain minimum levels.  We anticipate that oil-directed drilling will continue to represent the majority of the total drilling rig count, in spite of the fact that the price of oil has declined tremendously during the third and fourth quarters of 2014 and the first quarter of 2015 to date.  Over the long term, we believe that natural gas-directed drilling will increase due to the lack of natural gas production from oil-directed drilling and increased natural gas demand from U.S. exports of natural gas and changes in demand due to increased use of natural gas as a transportation fuel or for other purposes.   We continue to believe in the long-term growth opportunities for our business due to the continued high demand for hydrocarbons generally and the growing production of oil in the domestic U.S. market in particular.  Furthermore, we note that the techniques used to extract oil and natural gas in the U.S. domestic market increasingly require the types of services that RPC provides to its customers, and during 2014 equipment and raw materials requirements of the services we perform for our customers continued to increase.
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
6

International. RPC has historically operated in several countries outside of the United States, and international revenues presently account for approximately four percent of RPC’s consolidated revenues.  RPC’s equipment investments over the last several years have emphasized domestic rather than international expansion because of higher expected financial returns.  International revenues for 2014 increased compared to 2013 due to higher customer activity levels in Australia, Argentina and Gabon partially offset by lower customer activity in Canada.  During 2014, RPC provided snubbing, well control and oilfield training services in several countries including Gabon and Australia.  We also provided downhole motors and tools in Canada, Mexico and Oman, and rental tools in Bolivia and Equatorial Guinea.  We continue to focus on the selected development of international opportunities in these and other markets, although we believe that it will continue to be less than five percent of total revenues in 2015.
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
RPC has a revolving credit facility to fund the purchase of revenue-producing equipment and other working capital requirements.  In January 2014, this facility was extended for five years.  We have pursued this capital source because of the high returns on investment that have been generated by many of our service lines during the previous several years, and because of the low cost and ready availability of debt capital. During 2014, we purchased additional revenue-producing equipment to support high industry activity levels.  We began to take delivery of this equipment during the third and fourth quarters of 2014, and anticipate that the remainder of the equipment will be delivered during the first quarter of 2015.  The outstanding balance on our credit facility at the end of 2014 was higher than at the end of the prior year due to an increase in capital expenditures and working capital, and our ratio of debt to total capitalization continues to be conservative compared to a number of our peers.
Customers
Demand for RPC’s services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies.  During 2014, RPC provided oilfield services to several hundred customers, none of which accounted for more than 10 percent of revenues.
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
7

Competition
RPC operates in highly competitive areas of the oilfield services industry.  Our products and services are sold in highly competitive markets, and the revenues and earnings generated are affected by changes in prices for our services, fluctuations in the level of customer activity in major markets, general economic conditions and governmental regulation.  RPC competes with many large and small oilfield industry competitors, including the largest integrated oilfield services companies.  Strong oilfield activity during the past several years and the availability of capital have encouraged several new, smaller companies to seek debt and equity capital and accelerate their growth rates.  The presence of these new competitors has increased competitive pricing pressures as domestic oilfield activity moderated during 2012, 2013 and 2014.  Although the growth in the overall domestic fleet of revenue-producing equipment has moderated, pricing for our services remains competitive.   RPC believes that the principal competitive factors in the market areas that it serves are product availability and quality of our equipment and raw materials used to provide our services, service quality, reputation for safety and technical proficiency, and price.
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
8

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
The price of oil is affected by, among other things, the potential of armed conflict in politically unstable areas such as the Middle East as well as the actions of the Organization of the Petroleum Exporting Countries (OPEC), an oil cartel which controls slightly less than 40 percent of global oil production.  OPEC’s actions have historically been unpredictable, and can contribute to the volatility of the price of oil on the world market.
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

Our concentration of customers in one industry and decreased demand for petroleum may impact our overall exposure to credit risk and cause us to experience increased losses for doubtful accounts.

Substantially all of our customers operate in the energy industry. This concentration of customers in one industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. Recent decreased demand for petroleum adversely affecting our customers may cause us to experience increased losses for doubtful accounts.
9

Reliance upon a large customer may adversely affect our revenues and operating results.
At times our business has had a concentration of one or more major customers.  In 2014, 2013 and 2012, none of our customers exceeded 10 percent of our total revenues.  In addition, no customer accounted for more than ten percent of accounts receivable as of December 31, 2014 and 2013.  Reliance on a large customer for a significant portion of our total revenues could expose us to the risk that the loss or reduction in revenues from this customer, which could occur unexpectedly, could have a material and disproportionate adverse impact upon our revenues and operating results.
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
RPC’s pressure pumping services are the subject of continuing federal, state and local regulatory oversight.  This scrutiny is prompted in part by public concern regarding the potential impact on drinking and ground water and other environmental issues arising from the growing use of hydraulic fracturing.  Among these regulatory entities is the White House Council on Environmental Quality, which is coordinating a review of hydraulic fracturing practices.  In addition, a committee of the United States House of Representatives has investigated hydraulic fracturing practices and publicized information regarding the materials used in hydraulic fracturing.  The U.S. Environmental Protection Agency has also undertaken a study of the environmental impact of hydraulic fracturing practices. As of early in the first quarter of 2015, the issuance of the report disclosing these findings is pending.  One of the results of this scrutiny has been to require disclosure of materials used in hydraulic fracturing on certain public lands.  RPC participates in this disclosure process and has cooperated fully with all governmental requests for information regarding our operations.  In addition, during the first quarter of 2014, the federal government proposed that specific geographic areas in which natural gas-directed drilling and production from shale formations be set aside as economic development zones.  Such designations, if they arise in geographic areas in which RPC conducts its operations, may increase demand for our customers’ natural gas production, thus increasing demand for RPC’s services.  Such designations may also increase our operating costs due to the cost of compliance with increased regulation as well as subsidies paid by firms engaged in natural gas-directed drilling to other industries which establish operations in these economic development zones.  We are unable to predict whether the scrutiny of RPC’s pressure pumping business and any resulting regulatory change will impact our business through increased operational costs, operational delays, or a reduction in demand for hydraulic fracturing services.  Also, we are unable to predict the magnitude and timing of the impact on our operations and operational costs, if any, of the creation of economic development zones in geographic areas in which natural gas-directed drilling and production from shale formations take place.
10

Our international operations could have a material adverse effect on our business.
Our operations in various countries including, but not limited to, Africa, Canada, China, Mexico, Eastern Europe, Latin America and the Middle East are subject to risks. These risks include, but are not limited to, political changes, expropriation, currency restrictions and changes in currency exchange rates, taxes, boycotts and other civil disturbances.  The occurrence of any one of these events could have a material adverse effect on our operations.
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
11

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
12

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	83	1/24/84
Chairman of the Board
Richard A. Hubbell (2)	70	4/22/03
President and Chief Executive Officer
Linda H. Graham (3)	78	1/27/87
Vice President and Secretary
Ben M. Palmer (4)	54	7/8/96
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
13

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES.  As of February 13, 2015 there were 217,090,722 shares of common stock outstanding and approximately 40,300 beneficial holders of our common stock.  The following table sets forth the high and low prices of RPC’s common stock and dividends paid for each quarter in the years ended December 31, 2014 and 2013:

	2014			2013
Quarter	High	Low	Dividends	High	Low	Dividends
First	$21.09	$16.16	$0.105	$17.40	$12.46	$0.10
Second	23.75	19.27	0.105	15.55	12.41	0.10
Third	25.15	20.67	0.105	15.94	13.48	0.10
Fourth	22.15	11.55	0.105	18.88	15.34	0.10
On January 27, 2015 RPC’s Board of Directors approved a $0.105 per share cash dividend, payable March 10, 2015 to stockholders of record at the close of business on February 10, 2015.  The Company expects to continue to pay cash dividends to the common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.
Issuer Purchases of Equity Securities
Shares repurchased in the fourth quarter of 2014 are outlined below.

Period	Total Number of Shares (or Units) Purchased (1)		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2014 to October 31, 2014	780,000		$16.08	780,000	3,323,138
November 1, 2014 to November 30, 2014	1,252,984		15.36	1,252,984	2,070,154
December 1, 2014 to December 31, 2014	1,664,260	(2)	12.15	20,000	2,050,154
Totals	3,697,244		$14.06	2,052,984	2,050,154
(1)
The Company has a stock buyback program initially adopted in 1998 and subsequently amended in 2013 that authorizes the repurchase of up to 31,578,125 shares.  There were 2,052,984 shares repurchased as part of this program during the fourth quarter of 2014.  As of December 31, 2014, there are 2,050,154 shares available to be repurchased under the current authorization.  Currently the program does not have a predetermined expiration date.

(2)
Includes shares purchased by “affiliated purchasers” under Rule 10b - 18 of the Securities Exchange Act in open market transactions.  These affiliated purchases were made by RFPS Investment II, L.P. and RFPS Management Co. II, L.P. of which LOR, Inc. is the manager.  Mr. R. Randall Rollins and Mr. Gary W. Rollins have voting control of LOR, Inc.

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
14

The Company was a component of the Russell 1000 during 2014.  The Russell 1000 is a stock index representing large capitalization U.S. stocks with high historical growth in revenues and earnings.  The components of the index had a weighted average market capitalization in 2014 of $122.7 billion, and a median market capitalization of $8.1 billion. The Russell 1000 was chosen because it represents companies with comparable market capitalizations to the Company, and because the Company is a component of the index.  The OSX is a stock index of 15 companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services.  The Company is not a component of the OSX, but this index was chosen because it represents a large group of companies that provide the same or similar products and services as the Company.  The companies included in the Peer Group are Weatherford International, Inc., Basic Energy Services, Inc., Superior Energy Services, Inc., and Halliburton Company.  The companies included in the Peer Group have been weighted according to each respective issuer’s stock market capitalization at the beginning of each year.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
500
450
400
350
300
250
200
150
100
50
-
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
RPC, Inc. Common Stock
OSX
Peer Group
Russell 1000 Index
*Assumes Reinvestment of Dividends

15

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

STATEMENT OF OPERATIONS DATA:
Years Ended December 31,	2014	2013	2012	2011	2010
	(in thousands, except employee and per share amounts)
Revenues	$2,337,413	$1,861,489	$1,945,023	$1,809,807	$1,096,384
Cost of revenues	1,493,082	1,178,412	1,105,886	992,704	606,098
Selling, general and administrative expenses	198,076	185,165	175,749	151,286	121,839
Depreciation and amortization	230,813	213,128	214,899	179,905	133,360
Loss (gain) on disposition of assets, net	15,472	9,371	6,099	3,831	(3,758)
Operating profit	399,970	275,413	442,390	482,081	238,845
Interest expense	(1,431)	(1,822)	(1,976)	(3,453)	(2,662)
Interest income	19	419	30	18	46
Other income, net	828	2,260	2,175	169	1,303
Income before income taxes	399,386	276,270	442,619	478,815	237,532
Income tax provision	154,193	109,375	168,183	182,434	90,790
Net income	$245,193	$166,895	$274,436	$296,381	$146,742
Earnings per share:
Basic	$1.14	$0.77	$1.28	$1.36	$0.67
Diluted	$1.14	$0.77	$1.27	$1.35	$0.67
Dividends paid per share	$0.42	$0.40	$0.52	$0.21	$0.09
OTHER DATA:
Operating margin percent	17.1%	14.8%	22.7%	26.6%	21.8%
Net cash provided by operating activities	$322,757	$365,624	$559,933	$386,007	$168,657
Net cash used for investing activities	(355,349)	(207,654)	(315,838)	(391,637)	(171,769)
Net cash (used for) provided by financing activities	33,664	(163,433)	(237,325)	3,988	7,658
Capital expenditures	$371,502	$201,681	$328,936	$416,400	$187,486
Employees at end of period	4,500	3,900	3,600	3,400	2,500

BALANCE SHEET DATA AT END OF YEAR:
Accounts receivable, net	$634,730	$437,132	$387,530	$461,272	$294,002
Working capital	612,616	436,873	403,316	447,089	281,174
Property, plant and equipment, net	849,383	726,307	756,326	675,360	453,017
Total assets	1,759,358	1,383,860	1,367,163	1,338,211	887,871
Long-term debt	224,500	53,300	107,000	203,300	121,250
Total stockholders’ equity	$1,078,382	$968,702	$899,232	$762,592	$538,895
16

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
In assessing the outcomes of these strategies and RPC’s financial condition and operating performance, management generally reviews periodic forecast data, monthly actual results, and other similar information.  We also consider trends related to certain key financial data, including revenues, utilization of our equipment and personnel, maintenance and repair expenses, pricing for our services and equipment, profit margins, selling, general and administrative expenses, cash flows and the return on our invested capital.  Additionally, we compare our trends to those of our peers.  We continuously monitor factors that impact the level of current and expected customer activity levels, such as the price of oil and natural gas, changes in pricing for our services and equipment and utilization of our equipment and personnel.  Our financial results are affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities.
Current industry conditions are characterized by oil prices which have declined rapidly from more than $100 per barrel in the third quarter of 2014 to approximately $50 per barrel early in the first quarter of 2015, a level not observed since the second quarter of 2009.  As a result, the U.S. domestic rig count is declining, and early in the first quarter of 2015 has declined by almost 30 percent since the third quarter of 2014.  The catalysts for the recent steep decline in the price of oil include the perception that global oil supplies are higher than demand, the forecasted decline in oil demand growth, and the strength of the U.S. dollar on global currency markets.  The decline in both the price of oil and our customers’ drilling and completion activities accelerated in the first quarter of 2015 following an announcement by OPEC that the oil cartel would not limit its production in response to falling prices and excess supply.  We anticipate that the U.S. domestic rig count will continue to decline until world oil prices increase due to a combination of increased global demand, declining production, or an increase in political instability in the world’s oil-producing regions outside of the United States.  RPC believes that the most predictable catalyst for an increase in world oil prices is declining production in the United States.  We believe this because the United States grew to be the world’s largest producer of oil during the second quarter of 2014, and the increase in oil production was due to the growth of oil-directed drilling in shale formations.  These wells produce a large amount of oil immediately following their completion, but typically experience large production declines within two years.  Therefore, the declining production of these wells, and the rapid decline in drilling of new wells of this type in 2015 are the most likely initial catalyst for improving industry conditions.  Customer activities directed towards natural gas drilling and production have been weak for several years, with the U.S. domestic natural gas rig count remaining at its lowest level since the second quarter of 1995.  We believe that customer activities directed towards drilling for natural gas have been weak because of the high production of shale-directed natural gas wells, the high amount of natural gas production associated with oil-directed shale wells in the U.S. domestic market, relatively constant consumption of natural gas in the United States, and the fact that natural gas presently cannot be exported from the United States to other markets in which demand and prices are higher.  The price of natural gas increased during the first quarter of 2014 due to winter weather that was colder than normal, but has declined during the third and fourth quarters of 2014 and the first quarter of 2015.  Early in the first quarter of 2015, the price of natural gas had fallen to its lowest level since the second quarter of 2012, due to the fact that winter in 2015 has thus far not been as cold as the previous winter, and that natural gas in storage in the United States has increased and is now approaching its average long-term storage level.
17

RPC monitors the number of horizontal and directional wells drilled in the U.S. domestic market, because this type of well is more service-intensive than a vertical oil or gas well, thus requiring more of the Company’s services provided for a longer period of time.  During 2014, the average number of horizontal and directional wells drilled in the United States increased by approximately 14 percent, and was 81 percent of total wells drilled during the year.  During the first part of 2015, the percentage of horizontal and directional wells drilled as a percentage of total wells rose to approximately 84 percent.  In addition, the percentage of wells drilled for oil increased to 82 percent during 2014 compared to 78 percent during 2013.  During the beginning of the first quarter of 2015, the percentage of wells drilled for oil decreased slightly to 81 percent.  We also monitor the U.S. domestic well count, which is a measure of wells drilled by the existing drilling rig fleet.  We believe that the well count is an important measure of our potential activity levels because it reflects changes in rig efficiencies.  During 2014, the total U.S. domestic well count increased by approximately five percent.  In the markets in which RPC has operational locations, the well count increased by approximately seven percent.  Pricing for our services did not change materially during 2014.  While there was continued downward pricing pressure due to a larger fleet of revenue-producing equipment in the U.S. domestic market, this impact was offset by greater service intensity and moderately higher customer activity levels.  During previous years, a number of our customers entered into contractual relationships with us to provide services to support their completion programs.  Such arrangements were advantageous to our customers because of the repetitive nature of this type of activity and their need to have service providers dedicated exclusively to their drilling programs.  These arrangements also positively impacted the Company’s financial results, because of increased utilization of our revenue-producing equipment and increased efficiency.  All of these arrangements had expired by the third quarter of 2013.  We do not expect to enter into additional contractual arrangements with such terms during 2015.
During 2014 the Company increased our purchases of revenue-producing equipment.  Cash flows from operating activities as well as borrowings under our revolving credit facility have been sufficient to fund the Company’s higher capital expenditures which increased to $371.5 million in 2014 compared to $201.7 million in 2013. The Company has a syndicated revolving credit facility in order to maintain sufficient liquidity to fund its capital expenditure and other funding requirements.
Revenues during 2014 totaled $2.3 billion, an increase of 25.6 percent compared to 2013 due primarily to higher activity levels and service intensity in our major services lines and a larger fleet revenue-producing equipment in our pressure pumping service line.  Cost of revenues increased $314.7 million in 2014 compared to the prior year due to higher materials and supplies expense and employment costs associated with higher activity levels and was approximately 64 percent of revenues in 2014 compared to 63 percent of revenues in 2013.  Selling, general and administrative expenses as a percentage of revenues decreased approximately 1.4 percentage points in 2014 compared to 2013.
Income before income taxes increased to $399.4 million in 2014 compared to $276.3 million in the prior year.  Diluted earnings per share were $1.14 in 2014 compared to $0.77 in the prior year.
Cash flows from operating activities decreased slightly to $322.8 million in 2014 compared to $365.6 million in 2013 primarily due to higher working capital requirements partially offset by higher earnings.  As of December 31, 2014, there were $224.5 million in outstanding borrowings under our credit facility, an increase from $53.3 million at December 31, 2013.
Outlook
Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a recent cyclical peak of 1,931 during the third quarter of 2014.  Between the third quarter of 2014 and early in the first quarter of 2015, the drilling rig count has fallen by approximately 30 percent.  The principal catalyst for this steep rig count decline is the decline in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil has fallen by approximately 50 percent during this period. The price of oil began to fall at the end of the second quarter of 2014 due to the perceived oversupply of oil, weak global demand, and the strength of the U.S. dollar on world currency markets.  This decline accelerated during the fourth quarter of 2014 when OPEC stated that it would not curtail its production of oil in order to bring stability to oil prices.  As of the first quarter of 2015, most industry analysts believe that the rig count will continue to decline during the remainder of the first quarter and into second quarter of 2015.
18

The current and projected prices of oil and natural gas are important catalysts for U.S. domestic drilling activity.  As discussed above, the price of oil began to decline during the second quarter of 2014, and early in the first quarter of 2015 had fallen to its lowest recorded level since the second quarter of 2009.  The price of natural gas has also fallen during 2014 and early in 2015, and early in the first quarter of 2015 had reached its lowest recorded level since the second quarter of 2012.  The price of natural gas liquids has become an increasingly important determinant of our customers’ activities, since its sales comprise a component of our customers’ revenues, and it is produced in many of the shale resource plays that also produce oil.  During 2014, the average price of benchmark natural gas liquids increased by approximately five percent compared to the prior year, but early in the first quarter of 2015 decreased by approximately seven percent compared to the end of 2014. These trends have negative implications for our near-term activity levels.  In particular, the low price of oil should continue to have a negative impact on our customers’ activity levels and our financial results, since the majority of the U.S. domestic drilling rig count is directed towards oil.  RPC has operational locations and revenue-producing equipment in most of these locations, so it is likely that our near-term financial results will be negatively impacted by these declining prices.
The majority of the U.S. domestic rig count remains directed towards oil, although this percentage will decline as oil-directed drilling continues to fall in 2015.  Early in the first quarter of 2015, approximately 79 percent of the U.S. domestic rig count was directed towards oil, a slight decrease compared to approximately 82 percent at the end of 2014.  We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term.  We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.  We do not believe that the overall rig count will increase during 2015 unless the price of oil increases from its current price early in the first quarter of 2015.

We continue to monitor the market for our services and the competitive environment in 2015.  We are cautious about the market for our services because of the recent steep decline in the U.S. domestic rig count and the highly competitive nature of pricing for our services in the current environment.  The current low prices of oil and natural gas discourage us from believing that the U.S. domestic rig count will recover during the near term.  We believe that the price of natural gas may increase during the short term because of cold weather during the first quarter of 2015, but we do not believe that any potential increase will be enough to encourage our customers to increase their natural gas-directed drilling activities. Over the long term, we believe that the steep decline in oil-directed drilling in the U.S. domestic market will reduce U.S. domestic oil production and serve as a catalyst for oil prices to increase.  This belief is due to the fact that oil-directed wells drilled in shale resource plays typically exhibit high initial production soon after being completed followed by a decline in production in later years.  We are also encouraged by the fact that the drilling activities that are taking place during 2015 continue to be highly service-intensive and require a large amount of equipment and raw materials.

As we monitor the competitive environment during 2015, we also note that many of our competitors are relatively new entrants into the oilfield services market, and may have higher cost structures and less-developed logistical capabilities than RPC.  Also, many of these new entrants have financed their operations with a capital structure that includes a large amount of debt, so they may not have the ability to maintain their equipment in highly service intensive operating environments, and may not be able to operate for long periods of time in which they do not generate positive cash flow from operations.  These characteristics of our competitors encourage us regarding the overall level of competition in our markets.  In this environment RPC also monitors the financial capabilities of our customers, due to the fact that many of them have also financed their operations with a large amount of debt, and this type of financing is less available in 2015 than in previous years.  At this time RPC believes that the majority of its customers have access to adequate capital to finance their ongoing operations.  RPC initiated an expansion of its pressure pumping fleet in 2014, and during the fourth quarter of 2014 began to take delivery of this equipment.  We continue to take delivery of this revenue-producing equipment during the first quarter of 2015, but we do not plan additional increases in our fleet of revenue-producing equipment during 2015.  Our consistent response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending.  Although we have used our bank credit facility to finance our current expansion, we will continue to maintain a conservative financial and capital structure by industry standards.
19

Results of Operations

Years Ended December 31,	2014	2013	2012
(in thousands except per share amounts and industry data)
Consolidated revenues	$2,337,413	$1,861,489	$1,945,023
Revenues by business segment:
Technical	$2,180,457	$1,729,732	$1,794,015
Support	156,956	131,757	151,008

Consolidated operating profit	$399,970	$275,413	$442,390
Operating profit by business segment:
Technical	$390,004	$276,246	$420,231
Support	42,510	26,223	45,912
Corporate expenses	(17,072)	(17,685)	(17,654)
Loss on disposition of assets, net	(15,472)	(9,371)	(6,099)

Net income	$245,193	$166,895	$274,436
Earnings per share — diluted	$1.14	$0.77	$1.27
Percentage of cost of revenues to revenues	64%	63%	57%
Percentage of selling, general and administrative expenses to revenues	9%	10%	9%
Percentage of depreciation and amortization expenses to revenues	10%	11%	11%
Effective income tax rate	38.6%	39.6%	38.0%
Average U.S. domestic rig count	1,862	1,762	1,919
Average natural gas price (per thousand cubic feet (mcf))	$4.25	$3.71	$2.73
Average oil price (per barrel)	$93.25	$98.06	$94.20
Year Ended December 31, 2014 Compared To Year Ended December 31, 2013
Revenues. Revenues in 2014 increased $475.9 million or 25.6 percent compared to 2013.  The Technical Services segment revenues for 2014 increased 26.1 percent compared to the prior year due primarily to increased service intensity in the service lines within this segment and a larger fleet of pressure pumping equipment.  The Support Services segment revenues for 2014 increased 19.1 percent compared to 2013 due principally to an improved job mix and higher activity levels in the rental tool service line, which is the largest service line within this segment, as well as higher activity levels in the other service lines which comprise this segment.  Operating profit in both the Technical and Support Services segments increased due to higher revenues and greater utilization of personnel and equipment.
The average price of oil decreased 4.9 percent while the average price of natural gas increased 14.6 percent during 2014 compared to the prior year.  The average domestic rig count during 2014 was 5.7 percent higher than 2013.  We believe that our activity levels are affected primarily by the price of oil, since oil-directed activity has become the majority of total U.S. drilling activity.  The prices of natural gas and natural gas liquids also impact our activity levels because of the service-intensive nature of this type of drilling and completion.  We also believe that the total number of directional and horizontal wells more directly affect our activity levels, regardless of whether the wells are directed towards oil or natural gas.  This belief is based on the fact that directional and horizontal wells require more of the services within our technical services segment.  International revenues, which increased from $65.9 million in 2013 to $88.2 million in 2014, were as a percentage of consolidated revenues, four percent in 2014 and 2013.  International revenues increased due primarily to higher customer activity levels in Australia, Gabon and Singapore in 2014 partially offset by decreased activity in Mexico, Congo and Tunisia, compared to the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration.
Cost of revenues.  Cost of revenues in 2014 was $1.5 billion compared to $1.2 billion in 2013, an increase of $314.7 million or 26.7 percent.  The increase in these costs was due to the variable nature of these expenses especially materials and supplies expenses and employment costs associated with higher activity levels.  Cost of revenues, as a percent of revenues, increased slightly in 2014 compared to 2013 due primarily to competitive pricing for our services.
Selling, general and administrative expenses.  Selling, general and administrative expenses increased 7.0 percent to $198.1 million in 2014 compared to $185.2 million in 2013.  This increase was due primarily to increases in total employment costs partially offset by a decrease in bad debt expense.  As a percentage of revenues, selling, general and administrative expenses decreased to 8.5 percent in 2014 compared to 9.9 percent in 2013 due to cost leverage achieved with higher revenues.
20

Depreciation and amortization.  Depreciation and amortization were $230.8 million in 2014, an increase of $17.7 million, compared to $213.1 million in 2013. As a percentage of revenues, depreciation and amortization decreased to 9.9 percent in 2014 compared to 11.4 percent in 2013.
Loss on disposition of assets, net. Loss on disposition of assets, net was $15.5 million in 2014 compared to $9.4 million in 2013.   The loss on disposition of assets, net includes gains or losses related to various property and equipment dispositions including certain equipment components experiencing increased wear and tear which requires early dispositions, or sales to customers of lost or damaged rental equipment.
Other income, net.  Other income, net was $0.8 million in 2014 compared to $2.3 million in 2013.  Other income, net primarily includes mark to market gains and losses of investments in the non-qualified benefit plan.
Interest expense and interest income.   Interest expense was $1.4 million in 2014 compared to $1.8 million in 2013.  The decrease in 2014 is due to lower interest rates net of interest capitalized on equipment and facilities under construction partially offset by a higher average debt balance on our revolving credit facility.  Interest income decreased to $19 thousand in 2014 compared to $419 thousand in 2013.
Income tax provision.  The income tax provision was $154.2 million in 2014 compared to $109.4 million in 2013.  This increase was due to higher income before taxes partially offset by a decrease in the effective tax rate to 38.6 percent in 2014 compared to 39.6 percent in 2013.
Net income and diluted earnings per share.   Net income was $245.2 million in 2014, or $1.14 per diluted share, compared to net income of $166.9 million, or $0.77 per diluted share in 2013.  This increase was due to higher profitability as average shares outstanding was essentially unchanged.
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
Domestic revenues decreased 4.0 percent during 2013 compared to 2012 to $1.8 billion due primarily to competitive pricing for our services in most service lines.  The average price of oil increased by four percent while the average price of natural gas increased by 36 percent during 2013 compared to the prior year.  The average domestic rig count during 2013 was eight percent lower than in 2012.   Increased competitive pricing for our services negatively impacted our operating income, income before income taxes, net income and earnings per share.  International revenues, which decreased from $74.2 million in 2012 to $65.9 million in 2013, were four percent of consolidated revenues in 2013 and 2012.  These international revenue decreases were due mainly to lower customer activity levels in New Zealand and Mexico in 2013 partially offset by an increase in activity in Equatorial Guinea, Gabon, Australia, Argentina and Bolivia, compared to the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration.
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
21

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
Liquidity and Capital Resources
Cash and Cash Flows
The Company’s cash and cash equivalents were $9.8 million as of December 31, 2014, $8.7 million as of December 31, 2013 and $14.2 million as of December 31, 2012.
The following table sets forth the historical cash flows for the years ended December 31:
	(in thousands)
	2014	2013	2012
Net cash provided by operating activities	$322,757	$365,624	$559,933
Net cash used for investing activities	(355,349)	(207,654)	(315,838)
Net cash provided by (used for) financing activities	33,664	(163,433)	(237,325)

2014
Cash provided by operating activities decreased $42.9 million in 2014 compared to the prior year due primarily to an unfavorable change in working capital of $173.0 million partially offset by an increase in net income of $78.3 million, an increase in depreciation and amortization of $18.1 million, and a favorable change in deferred taxes of $25.4 million due to tax benefits resulting from higher capital expenditures.
The unfavorable change in working capital is primarily due to the following: an unfavorable change of $148.1 million in accounts receivable due to higher business activity levels in 2014 compared to prior year; an unfavorable change of $43.8 million in inventories due to an increase in materials and supplies that require longer lead times; an unfavorable change of $3.4 million in other current assets due to lower deposits for raw materials; and an unfavorable net change of $13.4 million in net current income taxes receivable/payable.  These unfavorable changes were partially offset by a favorable change in accounts payable of $22.4 million; a favorable change in accrued payroll of $8.6 million; and a favorable change of $4.1 million in accrued state, local and other taxes due to higher business activity levels coupled with the timing of payments.
Cash used for investing activities in 2014 increased by $147.7 million compared to 2013, primarily as a result of higher capital expenditures primarily directed to expand or maintain our revenue-producing equipment.
Cash provided by financing activities in  2014 increased by $197.1 million primarily as a result of higher net loan borrowings coupled with lower open market share repurchases, partially offset by a 5 percent increase in the per share common stock dividend declared during 2014 compared to the prior year.
2013
Cash provided by operating activities decreased $194.3 million in 2013 compared to the prior year due primarily to a decrease in net income of $107.5 million, an unfavorable change in deferred taxes of $17.9 million due to a decrease in tax depreciation benefits resulting from lower capital expenditures coupled with an unfavorable change in working capital of $83.2 million.
The unfavorable change in working capital was primarily due to the following: an unfavorable change of $123.8 million in accounts receivable due to slightly higher business activity levels at the end of 2013 compared to declining activity levels at the end of the prior year; an unfavorable change of $25.1 million in other current assets due to lower deposits for raw materials; an unfavorable net change of $9.8 million in net current income taxes receivable/payable; and an unfavorable change of $4.6 million in accrued state, local and other taxes due to the timing of payments.  These unfavorable changes were partially offset by a favorable change of $54.4 million in inventories due to improved sourcing of critical materials and supplies that require longer lead times.
22

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
Financial Condition and Liquidity
The Company’s financial condition as of December 31, 2014, remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization which includes a revolving credit facility and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months.  On January 17, 2014, the Company amended the $350 million revolving credit facility which extended the maturity of the loan to January 2019.   The facility contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens, merge or consolidate with another entity.  A total of $96.2 million was available under the facility as of December 31, 2014; $29.3 million of the facility supports outstanding letters of credit related to self-insurance programs or contract bids.  For additional information with respect to RPC’s facility, see Note 6 of the Notes to Consolidated Financial Statements.
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
Cash Requirements
Capital expenditures were $371.5 million in 2014, and we currently expect capital expenditures to be approximately $200 million in 2015.  We expect that a majority of these expenditures in 2015 will be directed towards maintenance of our revenue-producing equipment and refurbishment of our existing fleet of pressure pumping equipment.  The remaining capital expenditures will be directed towards the purchase of revenue-producing equipment in several of our core service lines, including pressure pumping, coiled tubing and rental tools.  The actual amount of expenditures will depend primarily on equipment maintenance requirements, customer opportunities, and equipment delivery schedules.
The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  During 2014, the Company contributed $0.8 million to the pension plan.  The Company expects that additional contributions to the defined benefit pension plan of approximately $0.9 million will be required in 2015 to achieve the Company’s funding objective.
The Company has a stock buyback program initially adopted in 1998 that authorizes the repurchase of up to 26,578,125 shares.  On June 5, 2013, the Board of Directors authorized an additional 5,000,000 shares for repurchase under this program.  There were 2,662,080 shares purchased on the open market during 2014 by the Company, and 2,050,154 shares remain available to be repurchased under the current authorization as of December 31, 2014.  The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.
On January 27, 2015, the Board of Directors approved a $0.105 per share cash dividend, payable March 10, 2015 to stockholders of record at the close of business on February 10, 2015.  The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.
23

Contractual Obligations
The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company’s significant contractual obligations as of December 31, 2014:

Contractual obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$224,500	$—	$—	$224,500	$—
Interest on long-term debt obligations	24,650	4,850	9,698	9,698	404
Capital lease obligations	—	—	—	—	—
Operating leases (1)	41,458	10,938	12,669	8,402	9,449
Purchase obligations (2)	218,577	178,977	39,600	—	—
Other long-term liabilities (3)	2,554	50	2,404	100	—
Total contractual obligations	$511,739	$194,815	$64,371	$242,700	$9,853
(1)	Operating leases include agreements for various office locations, office equipment, and certain operating equipment.
(2)	Includes agreements to purchase raw materials, goods or services that have been approved and that specify all significant terms (pricing, quantity, and timing). As part of the normal course of business the Company occasionally enters into purchase commitments to manage its various operating needs.
(3)	Includes expected cash payments for long-term liabilities reflected on the balance sheet where the timing of the payments are known. These amounts include incentive compensation. These amounts exclude pension obligations with uncertain funding requirements and deferred compensation liabilities.
Fair Value Measurements
The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation.  Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued using significant observable inputs in addition to quoted market prices are classified as Level 2.  The Company currently has no assets or liabilities measured on a recurring basis that are valued using unobservable inputs and therefore no assets or liabilities measured on a recurring basis are classified as Level 3. For defined benefit plan assets classified as Level 3, the values are computed using inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data or on net asset values calculated by the fund or when not publicly available.
Inflation
The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well.  Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers.  During 2013 and 2014, we experienced high employment costs due to the demand for skilled labor in our markets.  In addition, we experienced continued high cost for certain raw materials the Company uses to provide its services, in spite of our efforts to secure raw materials from alternative sources.  During the third and fourth quarter of 2014, there were indications that increased supplies of raw materials were becoming more readily available.  At the end of the fourth quarter of 2014 and early in the first quarter of 2015, there were many indications that the prices of both skilled labor and many of the raw materials used in providing our services had started to decline due to lower demand caused by the sudden and steep decline in the price of oil and the resulting decline in oil-directed drilling and completion.  We believe that declining oilfield activity during 2015 will decrease both wage rates for skilled labor and the prices of raw materials used in providing our services.  Because customers are pressuring the prices we charge for our services, it will be difficult to realize higher operating profit from these anticipated costs decreases.
Off Balance Sheet Arrangements
The Company does not have any material off balance sheet arrangements.
24

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
In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products.  Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $663,000 in 2014, $670,000 in 2013, and $544,000 in 2012. The Company’s receivable due from Marine Products for these services was $47,000 as of December 31, 2014 and $145,000 as of December 31, 2013.  The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.
Other
The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1,092,000 in 2014, $1,039,000 in 2013 and $1,676,000 in 2012.
RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice.  The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $84,000 in 2014 and $83,000 in 2013 and 2012.
A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.
During the year ended December 31, 2014, RPC and Marine Products entered into a joint venture creating a limited liability company called 255 RC, LLC that is owned 50 percent each for the purchase and ownership of a corporate aircraft.  255 RC, LLC was funded with a contribution of approximately $2,554,000 each from RPC and Marine Products.  The purchase of the aircraft was completed in January 2015 and each of RPC and Marine Products have entered into an operating lease agreement with 255 RC, LLC for a period of five years.
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
Allowance for doubtful accounts — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies.  Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility.  Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Provisions for doubtful accounts are recorded in selling, general and administrative expenses.  Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected.  Significant recoveries will generally reduce the required provision in the period of recovery.  Therefore, the provision for doubtful accounts can fluctuate significantly from period to period.  Recoveries were insignificant in 2014, 2013 and 2012.  We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

The estimated allowance for doubtful accounts is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region.  In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables which we adjust periodically based on management judgment and the economic strength of our customers.  The net provisions for doubtful accounts as a percentage of revenues have ranged from .09 percent to 0.47 percent over the last three years.  Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2014 would have resulted in a change of approximately $3.3 million to the allowance for doubtful accounts and a corresponding change to selling, general and administrative expenses.
Income taxes — The effective income tax rates were 38.6 percent in 2014, 39.6 percent in 2013 and 38.0 percent in 2012.  Our effective tax rates vary due to changes in estimates of our future taxable income, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments.  As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.
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
Insurance expenses – The Company self insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability.  The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims.  The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims.  As of December 31, 2014, the Company estimates the range of exposure to be from $13.7 million to $17.8 million.  The Company has recorded liabilities at December 31, 2014 of approximately $15.7 million which represents management’s best estimate of probable loss.
Depreciable life of assets — RPC’s net property, plant and equipment at December 31, 2014 was $849.4 million representing 48.3 percent of the Company’s consolidated assets.  Depreciation and amortization expenses for the year ended December 31, 2014 were $230.8 million.  Management judgment is required in the determination of the estimated useful lives used to calculate the annual and accumulated depreciation and amortization expense.
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

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment advisor.   Differences between the expected long-term return on plan assets and the actual return are amortized over future years.  Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense.  The Company’s assumption for the expected return on plan assets was seven percent for 2014, 2013 and 2012.
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach.  The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plan are forecasted and then compared to a portfolio of investment grade corporate bonds that will mature at the same time that the benefit payments are due in any given year.  The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds.   A lower discount rate increases the present value of benefit obligations.  The discount rate was 4.15 percent as of December 31, 2014 compared to 5.20 percent as of December 31, 2013 and 4.16 percent in 2012.
As set forth in note 10 to the Company’s financial statements, included among the asset categories for the Plan’s investments are real estate and alternative/ opportunistic/ special fund investments comprised of real estate funds and private equity funds.  These investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2009-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested.  These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments.  The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.
As of December 31, 2014, the defined benefit plan was under-funded and the recorded change within accumulated other comprehensive loss decreased stockholders’ equity by approximately $6.8 million after tax.   Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in a pre-tax increase or decrease of approximately $1.5 million to the net loss related to pension reflected in accumulated other comprehensive loss.
The Company recognized pre-tax pension expense of $0.2 million in 2014, $0.5 million in 2013 and $0.7 million in 2012.  Based on the under-funded status of the defined benefit plan as of December 31, 2014, the Company expects to recognize pension expense of $0.5 million in 2015.  Holding all other factors constant, a change in the expected long-term rate of return on plan assets by 0.50 percentage points would result in an increase or decrease in pension expense of approximately $0.2 million in 2015.   Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an increase or decrease in pension expense of approximately $2 thousand in 2015.
Recent Accounting Pronouncements
During the year ended December 31, 2014, the Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):
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

Recently Issued Accounting Pronouncements Not Yet Adopted:
Accounting Standards Update No. 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, then the extraordinary item needs to be segregated from the results of ordinary operations and disclosed separately in the income statement, net of tax, after income from continuing operations. Disclosure of all applicable income taxes and presentation or disclosure of earnings-per-share data applicable to the extraordinary item is required. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company plans to adopt the provisions for the year ending December 31, 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company is subject to interest rate risk exposure through borrowings on its credit agreement.  As of December 31, 2014, there are outstanding interest-bearing advances of $224.5 million on our credit facility which bear interest at a floating rate.  A change in interest rates of one percent on the outstanding balance on the credit facility at December 31, 2014 would cause a change of approximately $2.2 million in total annual interest costs incurred.

28

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2014 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2014.
 The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2014, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 31.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Chief Financial Officer and Treasurer

Atlanta, Georgia
February 27, 2015

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
RPC, Inc.
We have audited the internal control over financial reporting of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.
/S/ GRANT THORNTON LLP
Atlanta, Georgia
February 27, 2015
31

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders
RPC, Inc.
We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RPC, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion thereon.
/S/ GRANT THORNTON LLP
Atlanta, Georgia
February 27, 2015
32

Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
RPC, INC. AND SUBSIDIARIES
(in thousands except share information)

December 31,	2014	2013
ASSETS
Cash and cash equivalents	$9,772	$8,700
Accounts receivable, net	634,730	437,132
Inventories	155,611	126,604
Deferred income taxes	9,422	14,185
Income taxes receivable	29,115	5,720
Prepaid expenses	9,135	9,143
Other current assets	3,843	3,441
Current assets	851,628	604,925
Property, plant and equipment, net	849,383	726,307
Goodwill	32,150	31,861
Other assets	26,197	20,767
Total assets	$1,759,358	$1,383,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$175,416	$119,170
Accrued payroll and related expenses	49,798	36,638
Accrued insurance expenses	5,632	6,072
Accrued state, local and other taxes	6,821	5,002
Income taxes payable	944	—
Other accrued expenses	401	1,170
Current liabilities	239,012	168,052
Long-term accrued insurance expenses	10,099	10,225
Notes payable to banks	224,500	53,300
Long-term pension liabilities	34,399	21,966
Deferred income taxes	156,977	153,176
Other long-term liabilities	15,989	8,439
Total liabilities	680,976	415,158
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 216,539,015 and 218,985,816 shares issued and outstanding in 2014 and 2013, respectively	21,654	21,899
Capital in excess of par value	—	—
Retained earnings	1,074,561	956,918
Accumulated other comprehensive loss	(17,833)	(10,115)
Total stockholders’ equity	1,078,382	968,702
Total liabilities and stockholders’ equity	$1,759,358	$1,383,860
The accompanying notes are an integral part of these statements.
33

 CONSOLIDATED STATEMENTS OF OPERATIONS
RPC, INC. AND SUBSIDIARIES
(in thousands except per share data)

Years ended December 31,	2014	2013	2012
REVENUES	$2,337,413	$1,861,489	$1,945,023
COSTS AND EXPENSES:
Cost of revenues (exclusive of items shown separately below)	1,493,082	1,178,412	1,105,886
Selling, general and administrative expenses	198,076	185,165	175,749
Depreciation and amortization	230,813	213,128	214,899
Loss on disposition of assets, net	15,472	9,371	6,099
Operating profit	399,970	275,413	442,390
Interest expense	(1,431)	(1,822)	(1,976)
Interest income	19	419	30
Other income, net	828	2,260	2,175
Income before income taxes	399,386	276,270	442,619
Income tax provision	154,193	109,375	168,183
Net income	$245,193	$166,895	$274,436
EARNINGS PER SHARE
Basic	$1.14	$0.77	$1.28
Diluted	$1.14	$0.77	$1.27
Dividends paid per share	$0.42	$0.40	$0.52
The accompanying notes are an integral part of these statements.
34

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
RPC, INC. AND SUBSIDIARIES
(in thousands except per share data)

Years ended December 31,	2014	2013	2012
NET INCOME	$245,193	$166,895	$274,436
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Pension adjustment	(6,486)	4,928	(1,707)
Foreign currency translation	(1,124)	(778)	265
Unrealized loss on securities, net of reclassification adjustments	(108)	(19)	(158)
COMPREHENSIVE INCOME	$237,475	$171,026	$272,836
The accompanying notes are an integral part of these statements.
35

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
RPC, INC. AND SUBSIDIARIES
(in thousands)

					Accumulated Other Comprehensive Income (Loss)
Three Years Ended December 31, 2014	Common Stock		Capital in Excess of Par Value	Retained Earnings		Total
	Shares	Amount
Balance, December 31, 2011	221,188	$22,119	$—	$753,119	$(12,646)	$762,592
Stock issued for stock incentive plans and other, net	1,530	152	11,105	—	—	11,257
Stock purchased and retired	(2,011)	(201)	(13,885)	(16,515)	—	(30,601)
Increased ownership interest in subsidiary, net of taxes	—	—	—	(5,507)	—	(5,507)
Net income	—	—	—	274,436	—	274,436
Pension adjustment, net of taxes	—	—	—	—	(1,707)	(1,707)
Foreign currency translation, net of taxes	—	—	—	—	265	265
Unrealized loss on securities, net of taxes	—	—	—	—	(158)	(158)
Dividends declared	—	—	—	(114,069)	—	(114,069)
Excess tax benefits for share-based payments	—	—	2,724	—	—	2,724
Three-for-two stock split	(563)	(56)	56	—	—	—
Balance, December 31, 2012	220,144	22,014	—	891,464	(14,246)	899,232
Stock issued for stock incentive plans, net	699	70	8,107	—	—	8,177
Stock purchased and retired	(1,857)	(185)	(11,285)	(13,652)	—	(25,122)
Net income	—	—	—	166,895	—	166,895
Pension adjustment, net of taxes	—	—	—	—	4,928	4,928
Foreign currency translation	—	—	—	—	(778)	(778)
Unrealized loss on securities, net of taxes	—	—	—	—	(19)	(19)
Dividends declared	—	—	—	(87,789)	—	(87,789)
Excess tax benefits for share-based payments	—	—	3,178	—	—	3,178
Balance, December 31, 2013	218,986	21,899	—	956,918	(10,115)	968,702
Stock issued for stock incentive plans, net	569	57	9,017	—	—	9,074
Stock purchased and retired	(3,016)	(302)	(13,353)	(35,942)	—	(49,597)
Net income	—	—	—	245,193	—	245,193
Pension adjustment, net of taxes	—	—	—	—	(6,486)	(6,486)
Foreign currency translation	—	—	—	—	(1,124)	(1,124)
Unrealized loss on securities, net of taxes	—	—	—	—	(108)	(108)
Dividends declared	—	—	—	(91,608)	—	(91,608)
Excess tax benefits for share-based payments	—	—	4,336	—	—	4,336
Balance, December 31, 2014	216,539	$21,654	$—	$1,074,561	$(17,833)	$1,078,382
The accompanying notes are an integral part of these statements.
36

CONSOLIDATED STATEMENTS OF CASH FLOWS
RPC, Inc. and Subsidiaries
(in thousands)

Years ended December 31,	2014	2013	2012
OPERATING ACTIVITIES
Net income	$245,193	$166,895	$274,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	233,940	215,812	214,153
Stock-based compensation expense	9,074	8,177	7,860
Loss on disposition of assets, net	15,472	9,371	6,099
Deferred income tax provision (benefit)	12,354	(13,060)	4,821
Excess tax benefits for share-based payments	(4,336)	(3,178)	(2,724)
(Increase) decrease in assets:
Accounts receivable	(198,021)	(49,959)	73,809
Income taxes receivable	(19,059)	1,692	9,295
Inventories	(29,708)	14,078	(40,354)
Prepaid expenses	2	1,519	(2,284)
Other current assets	(749)	1,114	26,189
Other non-current assets	(2,238)	(1,881)	(6,415)
Increase (decrease) in liabilities:
Accounts payable	36,421	14,062	(4,929)
Income taxes payable	944	(6,428)	(4,277)
Accrued payroll and related expenses	13,221	4,585	(1,627)
Accrued insurance expenses	(440)	(80)	408
Accrued state, local and other taxes	1,819	(2,324)	2,260
Other accrued expenses	(775)	(1,548)	1,412
Pension liabilities	2,219	3,183	(589)
Long-term accrued insurance expenses	(126)	(175)	1,400
Other long-term liabilities	7,550	3,769	990
Net cash provided by operating activities	322,757	365,624	559,933
INVESTING ACTIVITIES
Capital expenditures	(371,502)	(201,681)	(328,936)
Proceeds from sale of assets	18,707	11,071	19,309
Purchase of business	—	(17,044)	—
Increased ownership interest in subsidiary	—	—	(6,211)
Investment in joint venture	(2,554)	—	—
Net cash used for investing activities	(355,349)	(207,654)	(315,838)
FINANCING ACTIVITIES
Payment of dividends	(91,608)	(87,789)	(114,069)
Borrowings from notes payable to banks	1,168,100	686,700	844,050
Repayments of notes payable to banks	(996,900)	(740,400)	(940,350)
Debt issue costs for notes payable to banks	(667)	—	—
Excess tax benefits for share-based payments	4,336	3,178	2,724
Cash paid for common stock purchased and retired	(49,597)	(25,122)	(30,224)
Proceeds received upon exercise of stock options	—	—	544
Net cash provided by (used for) financing activities	33,664	(163,433)	(237,325)
Net increase (decrease) in cash and cash equivalents	1,072	(5,463)	6,770
Cash and cash equivalents at beginning of year	8,700	14,163	7,393
Cash and cash equivalents at end of year	$9,772	$8,700	$14,163
The accompanying notes are an integral part of these statements.
37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

Note 1: Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”).  All significant intercompany accounts and transactions have been eliminated.
Nature of Operations
RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States of America, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets.  The services and equipment provided include Technical Services such as pressure pumping services, coiled tubing services, snubbing services (also referred to as hydraulic workover services), nitrogen services, and firefighting and well control, and Support Services such as the rental of drill pipe and other specialized oilfield equipment and oilfield training.
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
Preferred Stock
RPC is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2014, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.
Dividends
On January 27, 2015, the Board of Directors declared a $0.105 per share cash dividend payable March 10, 2015 to stockholders of record at the close of business on February 10, 2015.
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
Concentration of Credit Risk
Substantially all of the Company’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company provided oilfield services to several hundred customers during each of the last three years. There were no customers that accounted for more than 10 percent of the Company’s revenues during 2014, 2013 and 2012. Additionally, no single customer accounted for more than 10 percent of accounts receivable as of December 31, 2014 and 2013.

38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

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
Investments
Investments classified as available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company did not realize any gains or losses during 2014, 2013 or 2012 on its available-for-sale securities.  Securities that are held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) are classified as trading.   See Note 10 for further information regarding the SERP.  The change in fair value of trading securities is presented in other income (expense) on the consolidated statements of operations.
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
Allowance for Doubtful Accounts
Accounts receivable are carried at the amounts due from customers, reduced by an allowance for estimated amounts that may not be collectible in the future. The estimated allowance for doubtful accounts is based on an evaluation of industry trends, financial condition of customers, historical write-off experience, current economic conditions, and in the case of international customers, judgments about the economic and political environment of the related country and region. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of previously written-off accounts are recorded when collected.
Inventories
Inventories, which consist principally of (i) raw materials and supplies that are consumed providing services to the Company’s customers, (ii) spare parts for equipment used in providing these services and (iii) components and attachments for manufactured equipment used in providing services, are recorded at the lower of cost or market value.  Cost is determined using first-in, first-out (“FIFO”) method or the weighted average cost method.  Market value is determined based on replacement cost for materials and supplies. The Company regularly reviews inventory quantities on hand and records a write-down for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments.
Property, Plant and Equipment
Property, plant and equipment, including software costs, are reported at cost less accumulated depreciation and amortization, which is provided on a straight-line basis over the estimated useful lives of the assets.  Annual depreciation and amortization expenses are computed using the following useful lives: operating equipment, 3 to 20 years; buildings and leasehold improvements, 15 to 39 years or the life of the lease; furniture and fixtures, 5 to 7 years; software, 5 years; and vehicles, 3 to 5 years. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income from operations. Expenditures for additions, major renewals, and betterments are capitalized. Expenditures for restoring an identifiable asset to working condition or for maintaining the asset in good working order constitute repairs and maintenance and are expensed as incurred.
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
39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $32,150,000 at December 31, 2014 and $31,861,000 at December 31, 2013.  During 2013, the Company completed an acquisition of assets of a business totaling $17,044,000 that included goodwill of $7,768,000.  Goodwill is reviewed annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, for impairment.  The Company completes on an annual basis a comprehensive qualitative assessment of the various factors that impact goodwill, and concluded it is more likely than not that the fair value of its reporting units exceeds their carrying amounts as of the annual test date.  Therefore the Company did not proceed to Step 1 of the goodwill impairment test in 2014, 2013 and 2012.  Based on the qualitative assessment, the Company concluded that no impairment of its goodwill occurred for the years ended December 31, 2014, 2013 and 2012.
Advertising
 Advertising expenses are charged to expense during the period in which they are incurred.  Advertising expenses totaled $3,959,000 in 2014, $3,458,000 in 2013, and $2,965,000 in 2012.
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
 The basic and diluted calculations differ as a result of the dilutive effect of stock options, time lapse restricted shares and performance restricted shares included in diluted earnings per share, but excluded from basic earnings per share. Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods.
40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

A reconciliation of weighted average shares outstanding along with the earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

(In thousands except per share data )	2014	2013	2012
Net income available for stockholders:	$245,193	$166,895	$274,436
Less: Dividends paid
Common stock	(90,231)	(86,282)	(111,966)
Restricted shares of common stock	(1,377)	(1,507)	(2,103)
Undistributed earnings	$153,585	$79,106	$160,367

Allocation of undistributed earnings:
Common stock	$151,049	$77,620	$157,093
Restricted shares of common stock	2,536	1,486	3,274

Basic shares outstanding:
Common stock	211,208	211,305	210,707
Restricted shares of common stock	3,632	4,199	4,534
	214,840	215,504	215,241
Diluted shares outstanding:
Common stock	211,208	211,305	210,707
Dilutive effect of stock-based awards	1,049	1,229	1,555
	212,257	212,534	212,262
Restricted shares of common stock	3,632	4,199	4,534
	215,889	216,733	216,796
Basic earnings per share:
Common stock:
Distributed earnings	$0.43	$0.40	$0.53
Undistributed earnings	0.71	0.37	0.75
	$1.14	$0.77	$1.28
Restricted shares of common stock:
Distributed earnings	$0.38	$0.36	$0.46
Undistributed earnings	0.70	0.35	0.72
	$1.08	$0.71	$1.18
Diluted earnings per share:
Common Stock:
Distributed earnings	$0.43	$0.40	$0.53
Undistributed earnings	0.71	0.37	0.74
	$1.14	$0.77	$1.27
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, and debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments.  The Company’s investments are classified as available-for-sale securities with the exception of investments held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) which are classified as trading securities.  All of these securities are carried at fair value in the accompanying consolidated balance sheets.  See Note 8 for additional information.
Stock-Based Compensation
Stock-based compensation expense is recognized for all share-based payment awards, net of an estimated forfeiture rate. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 10 for additional information.
Recent Accounting Pronouncements
During the year ended December 31, 2014, the Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):
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

41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

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
Recently Issued Accounting Pronouncements Not Yet Adopted:
Accounting Standards Update No. 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, then the extraordinary item needs to be segregated from the results of ordinary operations and disclosed separately in the income statement, net of tax, after income from continuing operations. Disclosure of all applicable income taxes and presentation or disclosure of earnings-per-share data applicable to the extraordinary item is required. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company plans to adopt the provisions for the year ending December 31, 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.
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

42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

Note 2: Accounts Receivable
Accounts receivable, net consists of the following:

December 31,	2014	2013
(in thousands)
Trade receivables:
Billed	$521,693	$368,583
Unbilled	125,363	80,806
Other receivables	3,025	1,240
Total	650,081	450,629
Less: allowance for doubtful accounts	(15,351)	(13,497)
Accounts receivable, net	$634,730	$437,132
Trade receivables relate to sale of our services and products, for which credit is extended based on our evaluation of the customer’s credit worthiness.  Unbilled receivables represent revenues earned but not billed to the customer until future dates, usually within one month.  Other receivables consist primarily of amounts due from purchasers of Company property and rebates from suppliers.
Changes in the Company’s allowance for doubtful accounts are as follows:

Years Ended December 31,	2014	2013
(in thousands)
Beginning balance	$13,497	$9,110
Bad debt expense	2,280	8,815
Accounts written-off	(1,225)	(5,421)
Recoveries	799	993
Ending balance	$15,351	$13,497
Note 3: Inventories
Inventories are $155,611,000 at December 31, 2014 and $126,604,000 at December 31, 2013 and consist of raw materials, parts and supplies.
Note 4: Property, Plant and Equipment
Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2014	2013
(in thousands)
Land	$18,563	$19,264
Buildings and leasehold improvements	134,994	130,072
Operating equipment	1,425,846	1,231,504
Computer software	19,005	17,121
Furniture and fixtures	7,835	7,737
Vehicles	479,628	387,854
Construction in progress	2,675	2,076
Gross property, plant and equipment	2,088,546	1,795,628
Less: accumulated depreciation	(1,239,163)	(1,069,321)
Net property, plant and equipment	$849,383	$726,307

Depreciation expense was $233.4 million in 2014, $215.4 million in 2013, and $214.9 million in 2012, and includes amounts recorded as costs of sales and inventory.  There were no capital leases outstanding as of December 31, 2014 and December 31, 2013.  The Company had accounts payable for purchases of property and equipment of $38.5 million as of December 31, 2014, $19.7 million as of December 31, 2013, and $24.4 million as of December 31, 2012.
43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

Note 5: Income Taxes

The following table lists the components of the provision for income taxes:

Years ended December 31,	2014	2013	2012
(in thousands)
Current provision:
Federal	$119,074	$104,890	$147,580
State	19,858	15,627	14,673
Foreign	2,907	1,918	1,109
Deferred provision (benefit):
Federal	11,514	(12,025)	5,027
State	840	(1,035)	(206)
Total income tax provision	$154,193	$109,375	$168,183

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.3	3.8	3.2
Tax credits	(0.7)	(0.3)	(0.3)
Non-deductible expenses	0.4	0.5	0.5
Other	0.6	0.6	(0.4)
Effective tax rate	38.6%	39.6%	38.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2014	2013
(in thousands)
Deferred tax assets:
Self-insurance	$7,675	$7,247
Pension	12,555	8,018
State net operating loss carryforwards	451	484
Bad debts	5,755	4,748
Accrued payroll	2,833	2,019
Stock-based compensation	5,583	5,183
Tangible property regulations 481(a)	—	7,665
All others	2,121	1,541
Valuation allowance	(2)	(83)
Gross deferred tax assets	36,971	36,822
Deferred tax liabilities:
Depreciation	(172,813)	(165,960)
Goodwill amortization	(7,974)	(7,094)
All Others	(3,739)	(2,759)
Gross deferred tax liabilities	(184,526)	(175,813)
Net deferred tax liabilities	$(147,555)	$(138,991)
As of December 31, 2014, undistributed earnings of the Company’s foreign subsidiaries totaled $12.9 million. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries. The Company’s current intention is to permanently reinvest funds held in our foreign subsidiaries outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective through the utilization of foreign tax credits, or would otherwise create no additional U.S. tax cost.

44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

As of December 31, 2014, the Company has net operating loss carry forwards related to state income taxes of approximately $11.3 million that will expire between 2015 and 2034.  As of December 31, 2014, the Company has a negligible valuation allowance against the corresponding deferred tax asset.

Total net income tax payments were $152.2 million in 2014, $122.9 million in 2013, and $158.7 million in 2012.

The Company and its subsidiaries are subject to U.S. federal and state income taxes in multiple jurisdictions.  In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities.  The Company’s 2011 through 2014 tax years remain open to examination.  Additional years may be open to the extent attributes are being carried forward to an open year.  The Internal Revenue Service (IRS) commenced an examination of the Company’s US federal income tax return for the 2011 tax year during the fourth quarter of 2013 that is anticipated to be completed by the middle of 2015.  As of December 31, 2014, the IRS has not proposed any adjustments in connection with the examination.

During 2014 and 2013, the Company recognized an increase in its liability for unrecognized tax benefits in the current year related primarily to refund claims filed for state income taxes.  If recognized, the liability would affect our effective rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
Balance at January 1	$16,345,000	$38,000
Additions based on tax positions related to the current year	5,193,000	3,430,000
Additions for tax positions of prior years	1,729,000	12,877,000
Balance at December 31	$23,267,000	$16,345,000
The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.  Accrued interest and penalties were immaterial as of December 31, 2014 and 2013.
It is reasonably possible that the amount of the unrecognized tax benefits with respect to our unrecognized tax positions will significantly decrease in the next 12 months.  These changes may result from, among other things, state tax settlements under or conclusions of ongoing examinations or reviews, however, quantification of an estimated range cannot be made at this time.
The Tax Increase Prevention Act of 2014 was signed into law on December 19, 2014 and included an extension for one year of the 50 percent bonus depreciation allowance. The provision specifically applied to qualifying property placed in service before January 1, 2015.  The acceleration of deductions on 2014 qualifying capital expenditures resulting from the bonus depreciation provision had no impact on our 2014 effective tax rate.
In September 2013, the U.S. Department of the Treasury issued final regulations under Internal Revenue Code Sections 162(a), 263(a), and 168 that provide guidance on the deduction and capitalization of expenditures related to tangible property.  Adoption of these regulations requires certain mandatory and elective accounting methods with respect to property and equipment, inventory and supplies.  RPC adopted these regulations as of January 1, 2014 and estimated favorable IRC Section 481(a) adjustments of approximately $21.7 million (gross).  Additionally, for assets placed in service after December 31, 2013, estimated accelerated deductions total approximately $16.9 million (gross).  This amount is subject to change as the analysis is finalized and method changes are filed under the new regulations during 2015.
Note 6: Long-Term Debt
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
The Company incurred loan origination fees and other debt related costs associated with the facility in the aggregate of approximately $3.0 million.  These costs are being amortized to interest expense over the remaining term of the five year loan, and the net amount of $1.2 million at December 31, 2014 is classified as non-current other assets.

45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

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
The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.  The Company was in compliance with these covenants for the year ended December 31, 2014.
As of December 31, 2014, RPC had outstanding borrowings of $224.5 million under the facility and letters of credit outstanding relating to self-insurance programs and contract bids totaling $29.3 million; therefore, a total of $96.2 million was available under the facility.  Interest incurred and paid on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

Years Ended December 31,	2014	2013	2012
(in thousands except interest rate data)
Interest incurred	$2,295	$2,090	$2,936
Capitalized interest	$563	$935	$1,026
Interest paid (net of capitalized interest)	$1,314	$618	$1,498
Weighted average interest rate	2.2%	3.7%	2.3%
Note 7: Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2012	$(14,688)	$29	$413	$(14,246)
Change during 2013:
Before-tax amount	6,976	(30)	(778)	6,168
Tax (expense) benefit	(2,546)	11	—	(2,535)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	498	—	—	498
Total activity in 2013	4,928	(19)	(778)	4,131
Balance at December 31, 2013	$(9,760)	$10	$(365)	$(10,115)
Change during 2014:
Before-tax amount	(10,745)	(170)	(1,124)	(12,039)
Tax benefit	3,922	62	—	3,984
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	337	—	—	337
Total activity in 2014	(6,486)	(108)	(1,124)	(7,718)
Balance at December 31, 2014	$(16,246)	$(98)	$(1,489)	$(17,833)
(1)	Reported as part of selling, general and administrative expenses.
46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

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
The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$16,491	$—
Available-for-sale securities – equity securities	$275	$—	$—

	Fair Value Measurements at December 31, 2013 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$13,963	$—
Available-for-sale securities – equity securities	$445	$—	$—
The Company determines the fair value of marketable securities classified as available-for-sale through quoted market prices.  The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.  Marketable securities classified as trading are comprised of the SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company.  Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. As a result, the Company measured the fair value of these investments using level 2 inputs.  The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods.  For the year ended December 31, 2014 there were no significant transfers in or out of levels 1, 2 or 3.
At December 31, 2014 and 2013, amounts outstanding under the Company’s credit facility were $224,500,000 and $53,300,000 and based on quotes from the lender (level 2 inputs) are similar to the fair values of these amounts at the respective dates.  The borrowings under our revolving credit facility bear variable interest rates as described in Note 6.  The Company is subject to interest rate risk on the variable component of the interest rate.
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
47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

Note 9: Commitments and Contingencies
Lease Commitments - Minimum annual rentals, principally for noncancelable real estate and equipment leases with terms in excess of one year, in effect at December 31, 2014, are summarized in the following table:
(in thousands)
2015	$8,857
2016	7,291
2017	5,379
2018	4,515
2019	3,887
Thereafter	9,449
Total rental commitments	$39,378
Total rental expense, including short-term rentals, charged to operations was $22,968,000 in 2014, $20,582,000 in 2013, and $18,224,000 in 2012.
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
Litigation - RPC is a party to various routine legal proceedings primarily involving commercial claims, workers’ compensation claims and claims for personal injury. RPC insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will, in every case, fully indemnify RPC against liabilities arising out of pending and future legal proceedings related to its business activities. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management, after consultation with legal counsel, believes that it is not reasonably possible that the outcome of all such proceedings, even if determined adversely, would have a material adverse effect on the Company’s business or financial condition.
Note 10: Employee Benefit Plans
Defined Benefit Pension Plan
The Company’s Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to substantially all employees with at least one year of service prior to 2002.  During 2001, the plan became a multiple employer plan, with Marine Products Corporation as an adopting employer.
 The Company’s projected benefit obligation exceeds the fair value of the plan assets under its pension plan by $14.8 million and thus the plan was under-funded as of December 31, 2014. The increase in the projected benefit obligation resulted from the adoption of new mortality tables reflecting longer life expectancies, and lower discount rates.
48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2014	2013
(in thousands)
Accumulated Benefit Obligation at end of year	$47,410	$37,528

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$37,528	$42,699
Service cost	—	—
Interest cost	1,946	1,741
Amendments	—	—
Actuarial loss (gain)	9,725	(5,199)
Benefits paid	(1,789)	(1,713)
Projected benefit obligation at end of year	$47,410	$37,528
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$32,426	$29,519
Actual return on plan assets	1,220	3,820
Employer contribution	765	800
Benefits paid	(1,789)	(1,713)
Fair value of plan assets at end of year	32,622	32,426

Funded status at end of year	$(14,788)	$(5,102)

December 31,	2014	2013
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(14,788)	(5,102)
	$(14,788)	$(5,102)

December 31,	2014	2013
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss (gain)	$25,583	$15,369
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$25,583	$15,369
The accumulated benefit obligation for the Retirement Income Plan at December 31, 2014 and 2013 has been disclosed above.  The Company uses a December 31 measurement date for this qualified plan.
Amounts recognized in the consolidated balance sheets consist of:
December 31,	2014	2013
(in thousands)
Funded status	$(14,788)	$(5,102)
SERP liability	(19,611)	(16,864)
Long-term pension liability	$(34,399)	$(21,966)

49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974.  Amounts contributed to the plan totaled $765,000 in 2014 and $800,000 in 2013.
The components of net periodic benefit cost are summarized as follows:
Years ended December 31,	2014	2013	2012
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,946	1,741	1,869
Expected return on plan assets	(2,240)	(2,043)	(1,846)
Amortization of net loss	531	784	667
Net periodic benefit plan cost	$237	$482	$690

The Company recognized pre-tax decreases (increases) to the funded status in accumulated other comprehensive loss of $10,214,000 in 2014, $(7,760,000) in 2013 and $2,688,000 in 2012.  There were no previously unrecognized prior service costs as of December 31, 2014, 2013 and 2012.  The pre-tax amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

(in thousands)	2014	2013	2012
Net loss (gain)	$10,745	$(6,976)	$3,355
Amortization of net loss	(531)	(784)	(667)
Net transition obligation (asset)	—	—	—
Amount recognized in accumulated other comprehensive loss	$10,214	$(7,760)	$2,688

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2015 are as follows:

(in thousands)	2015
Amortization of net loss	$804
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic benefit plan cost	$804

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2014	2013	2012
Projected Benefit Obligation:
Discount rate	4.15%	5.20%	4.16%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	5.20%	4.16%	5.00%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A
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

50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

The plan’s weighted average asset allocation at December 31, 2014 and 2013 by asset category along with the target allocation for 2015 are as follows:
Asset Category	Target Allocation for 2015	Percentage of Plan Assets as of December 31, 2014	Percentage of Plan Assets as of December 31, 2013
Cash and Cash Equivalents	0% - 5%	1.0%	0.6%
Debt Securities – Core Fixed Income	15% - 50%	24.3%	25.3%
Domestic Equity Securities	0% - 40%	37.0%	26.6%
International Equity Securities	0% - 30%	22.8%	31.4%
Real Estate	0% - 20%	10.5%	8.3%
Real Return	0% - 20%	1.6%	7.8%
Alternative/Opportunistic/Special funds	0% - 20%	2.8%	—%
Total	100%	100.0%	100.0%
The Company’s overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers.  Equity securities primarily include investments in large-cap and small-cap companies domiciled domestically and internationally.  Fixed-income securities include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries.  Other types of investments include real estate funds and private equity funds that follow several different investment strategies.  For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits.  The investment policy establishes a target allocation for each asset class which is rebalanced as required.  The plan utilizes a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation.  Company management expects to make a contribution to the pension plan of approximately $850,000 during fiscal year 2015.
Some of our assets, primarily our private equity and real estate funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments.  For the December 31, 2014 plan asset reporting, publicly traded asset pricing was used where possible.  For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events.  Additionally, these investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2009-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested.  These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments.  The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.
The following tables present our plan assets using the fair value hierarchy as of December 31, 2014 and 2013.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.  See Note 8 for a brief description of the three levels under the fair value hierarchy.
Fair Value Hierarchy as of December 31, 2014:
Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$329	$329	$—	$—
Fixed Income Securities	(2)	7,915	3,194	4,721	—
Domestic Equity Securities	(3)	12,076	4,324	7,752	—
International Equity Securities	(4)	7,442	—	7,442	—
Real Estate	(5)	3,420	—	—	3,420
Real Return	(6)	515	—	515	—
Alternative/Opportunistic/Special funds	(7)	925	—	—	925
		$32,622	$7,847	$20,430	$4,345
51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

Fair Value Hierarchy as of December 31, 2013:

Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$210	$210	$—	$—
Fixed Income Securities	(2)	8,201	—	8,201	—
Domestic Equity Securities	(3)	8,590	8,590	—	—
International Equity Securities	(4)	10,192	—	10,192	—
Real Estate	(5)	2,705	—	—	2,705
Real Return	(6)	2,528	—	2,528	—
		$32,426	$8,800	$20,921	$2,705

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Domestic equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(4)	International equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
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

(7)
Alternative/Opportunistic/Special funds can invest across the capital structure in both liquid and illiquid securities that are valued using a market approach based on the quoted market prices of identical instruments, or if no market price is available, instruments will be held at their fair market value (which may be cost) as reasonably determined by the investment manager, independent dealers, or pricing services.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2014:
Investments (in thousands)	Balance at December 31, 2013	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2014
Real Estate	$2,705	$133	$582	$—	$3,420
Alternative/Opportunistic/Special funds	—	21	904	—	925
	$2,705	$154	$1,486	$—	$4,345
The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2013:

Investments (in thousands)	Balance at December 31, 2012	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2013
Real Estate	$2,730	$217	$(242)	$—	$2,705
The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:
(in thousands)
2015	$2,074
2016	2,288
2017	2,360
2018	2,461
2019	2,522
2020-2024	13,669
Supplemental Executive Retirement Plan (SERP)
The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP.  The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligations of the SERP.   The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time.  Investments in COLI policies consisted of $48.0 million in variable life insurance policies as of December 31, 2014 and $47.4 million as of December 31, 2013.  In the COLI policies, the Company is able to allocate investment of the assets across a set of choices provided by the insurance company, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.
52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

The Company classifies the SERP assets as trading securities as described in Note 1.  The fair value of these assets totaled $16,491,000 as of December 31, 2014 and $13,963,000 as of December 31, 2013.  The SERP assets are reported in other assets on the balance sheet. The changes in the fair value of these assets, and normal insurance expenses are recorded in the consolidated statement of operations as part of other income (expense), net. Trading gains related to the SERP assets totaled $959,000 in 2014, $2,026,000 in 2013, and $1,352,000 in 2012.  The SERP liability is recorded on the balance sheet in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the statement of operations.
401(k) Plan
RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than three months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. RPC matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the plan. Employees vest in the RPC contributions after three years of service. The charges to expense for the Company’s contributions to the 401(k) plan were $6,970,000 in 2014, $5,451,000 in 2013, and $5,088,000 in 2012.
Stock Incentive Plans

The Company has issued stock options and restricted stock to employees under three 10 year stock incentive plans that were approved by stockholders in 1994, 2004 and 2014. The 1994 plan expired in 2004 and the 2004 Plan expired in 2014. In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of December 31, 2014, 8,000,000 shares were available for grant.
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
Pre-tax stock-based employee compensation expense was $9,074,000 in 2014 ($5,762,000 after tax), $8,177,000 in 2013 ($5,192,000 after tax), and $7,860,000 in 2012 ($4,991,000 after tax).

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
There were no stock options exercised during 2014 and 2013 and there have been no stock options outstanding since December 31, 2012.  The total intrinsic value of stock options exercised was $7,467,000 during 2012.  Tax benefits associated with the exercise of stock options exercised totaled $431,000 during 2012 and were credited to capital in excess of par value and classified as financing cash flows.
Restricted Stock
The Company has granted employees time lapse restricted stock which vest after a stipulated number of years from the grant date, depending on the terms of the issue. Time lapse restricted shares issued vest in 20 percent increments annually starting with the second anniversary of the grant.  Grantees receive dividends declared and retain voting rights for the granted shares.  The agreement under which the restricted stock is issued provides that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed.  Upon termination of employment from RPC (other than due to death, disability or retirement on or after age 65), shares with restrictions must be returned to the Company.

53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2014:
	Shares	Weighted Average Grant- Date Fair Value
Non-vested shares at January 1, 2014	4,114,800	$9.67
Granted	657,375	18.84
Vested	(1,108,790)	7.20
Forfeited	(88,235)	12.83
Non-vested shares at December 31, 2014	3,575,150	$12.04
The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2013:
	Shares	Weighted Average Grant- Date Fair Value
Non-vested shares at January 1, 2013	4,494,191	$8.12
Granted	850,500	13.68
Vested	(1,078,534)	6.36
Forfeited	(151,357)	9.72
Non-vested shares at December 31, 2013	4,114,800	$9.67
The fair value of restricted share awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period.  The weighted average grant date fair value per share of these restricted stock awards was $18.84 for 2014, $13.68 for 2013 and $11.69 for 2012.  The total fair value of shares vested was $20,664,000 during 2014, $15,471,000 during 2013 and $10,695,000 during 2012.  The tax benefit for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value aggregating $4,336,000 for 2014, $3,178,000 for 2013 and $2,293,000 for 2012.  The excess tax deductions are classified as a financing activity in the accompanying consolidated statements of cash flows.
Other Information
As of December 31, 2014, total unrecognized compensation cost related to non-vested restricted shares was $37,925,000 which is expected to be recognized over a weighted-average period of 3.0 years.  As of December 31, 2014, there was no unrecognized compensation cost related to non-vested stock options.
The Company received cash from options exercised of $544,000 during 2012. These cash receipts are classified as a financing activity in the accompanying consolidated statements of cash flows. The fair value of shares tendered to exercise employee stock options totaled $377,000 during 2012 and have been excluded from the consolidated statements of cash flows.
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
In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products.  Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $663,000 in 2014, $670,000 in 2013, and $544,000 in 2012. The Company’s receivable due from Marine Products for these services was $47,000 as of December 31, 2014 and $145,000 as of December 31, 2013.  The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.
Other
The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1,092,000 in 2014, $1,039,000 in 2013 and $1,676,000 in 2012.
RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice.  The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $84,000 in 2014 and $83,000 in 2013 and 2012.
54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.
During the year ended December 31, 2014, RPC and Marine Products entered into a joint venture creating a limited liability company called 255 RC, LLC that is owned 50 percent each for the purchase and ownership of a corporate aircraft.  255 RC, LLC was funded with a contribution of approximately $2,554,000 each from RPC and Marine Products.  The purchase of the aircraft was completed in January 2015 and each of RPC and Marine Products have entered into an operating lease agreement with 255 RC, LLC for a period of five years.
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

55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPC, Inc. and Subsidiaries
Years ended December 31, 2014, 2013 and 2012

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2014, 2013 and 2012 are shown in the following table:

(in thousands)	Technical Services	Support Services	Corporate	Loss on disposition of assets, net	Total
2014
Revenues	$2,180,457	$156,956	$—	$—	$2,337,413
Operating profit (loss)	390,004	42,510	(17,072)	(15,472)	399,970
Capital expenditures	342,932	27,148	1,422	—	371,502
Depreciation and amortization	198, 636	31,578	599	—	230,813
Identifiable assets	1,514,084	157,688	87,586		1,759,358
2013
Revenues	$1,729,732	$131,757	$—	$—	$1,861,489
Operating profit (loss)	276,246	26,223	(17,685)	(9,371)	275,413
Capital expenditures	167,586	32,250	1,845	—	201,681
Depreciation and amortization	181,026	31,417	685	—	213,128
Identifiable assets	1,113,877	202,243	67,740	—	1,383,860
2012
Revenues	$1,794,015	$151,008	$—	$—	$1,945,023
Operating profit (loss)	420,231	45,912	(17,654)	(6,099)	442,390
Capital expenditures	277,686	46,053	5,197	—	328,936
Depreciation and amortization	183,762	30,707	430	—	214,899
Identifiable assets	1,128,124	175,611	63,428	—	1,367,163
The following summarizes selected information between the United States and all international locations combined for the years ended December 31, 2014, 2013 and 2012. The revenues are presented based on the location of the use of the product or service. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

Years ended December 31,	2014	2013	2012
(in thousands)
United States Revenues	$2,249,260	$1,795,592	$1,870,815
International Revenues	88,153	65,897	74,208
	$2,337,413	$1,861,489	$1,945,023
56

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
As of the end of the period covered by this report, December 31, 2014 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.
Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).   Management’s report on internal control over financial reporting is included on page 30 of this report.  Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2014 and issued a report thereon which is included on page 31 of this report.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information concerning directors and executive officers will be included in the RPC Proxy Statement for its 2015 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 13 of this document.
Audit Committee and Audit Committee Financial Expert
Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2015 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.
57

Item 11. Executive Compensation
Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2015 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the RPC Proxy Statement for its 2015 Annual Meeting of Stockholders, in the sections “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2014.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	—	$—	8,000,000	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	$—	8,000,000

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 10 to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.
Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2015 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions.”  Information regarding director independence will be included in the RPC Proxy Statement for its 2015 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.”  This information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information regarding principal accountant fees and services will be included in the section titled “Independent Registered Public Accounting Firm” in the RPC Proxy Statement for its 2015 Annual Meeting of Stockholders. This information is incorporated herein by reference.

58

PART IV
Item 15. Exhibits and Financial Statement Schedules
Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

	10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

	10.6	Form of Time Lapse Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).

	10.7	Form of Performance Restricted Stock Grant agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).

	10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

	10.9	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

	10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

	10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).

	10.14	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).

	10.15	Summary of Compensation Arrangements with Non-Employee Directors.

	10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
59

Exhibits (inclusive of item 3 above):
Exhibit Number	Description
3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).

3.1C	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q filed August 2, 2011).

3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on November 3, 2014).

4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

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

10.13
Amendment No. 1 to Credit Agreement dated as of June 16, 2011 between the Company, the Subsidiary Loan Parties party thereto, Bank of America, N.A. and certain other lenders party thereto (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on February 29, 2012).

10.14	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).

10.15	Summary of Compensation Arrangements with Non-Employee Directors.

10.16
Amendment No. 2 to Credit Agreement and Amendment No. 1 to Subsidiary Guaranty Agreement dated as of January 17, 2014 between RPC, Bank of America, N.A., certain other Lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated January 17, 2014).

10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).

21	Subsidiaries of RPC

23	Consent of Grant Thornton LLP

24	Powers of Attorney for Directors

31.1	Section 302 certification for Chief Executive Officer

31.2	Section 302 certification for Chief Financial Officer

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

95.1	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

60

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, Inc.

/s/ Richard A. Hubbell
Richard A. Hubbell President and Chief Executive Officer (Principal Executive Officer)

February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2015

/s/ Ben M. Palmer
Ben M. Palmer	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015
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
February 27, 2015

61

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE
The following documents are filed as part of this report.

SCHEDULE
Schedule II — Valuation and Qualifying Accounts	62
Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended December 31, 2014, 2013 and 2012
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries		Balance at End of Period
Year ended December 31, 2014
Allowance for doubtful accounts	$13,497	$2,280	$(426)	(1)	$15,351
Deferred tax asset valuation allowance	$83	$—	$(81)	(2)	$2
Year ended December 31, 2013
Allowance for doubtful accounts	$9,110	$8,815	$(4,428)	(1)	$13,497
Deferred tax asset valuation allowance	$1,003	$—	$(920)	(2)	$83
Year ended December 31, 2012
Allowance for doubtful accounts	$8,093	$1,784	$(767)	(1)	$9,110
Deferred tax asset valuation allowance	$1,295	$—	$(292)	(2)	$1,003

(1)	Net (deductions) recoveries in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	The valuation allowance for deferred tax assets is increased or decreased each year to reflect the state net operating losses that management believes will not be utilized before they expire.
62

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters ended	March 31	June 30	September 30	December 31
(in thousands except per share data)
2014
Revenues	$501,692	$582,831	$620,684	$632,206
Operating profit	$65,232	$103,031	$106,661	$125,046
Net income	$39,388	$63,283	$64,885	$77,637
Net income per share — basic (a)	$0.18	$0.29	$0.30	$0.36
Net income per share — diluted (a)	$0.18	$0.29	$0.30	$0.36
2013
Revenues	$425,821	$457,566	$491,121	$486,981
Operating profit	$57,219	$67,853	$85,839	$64,502
Net income	$35,076	$40,416	$53,760	$37,643
Net income per share — basic (a)	$0.16	$0.19	$0.25	$0.18
Net income per share — diluted (a)	$0.16	$0.19	$0.25	$0.17
(a)	The sum of the income per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.
63