Form 10-Q
period 2015-03-31
RPC INC
filed 2015-05-01
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of April 24, 2015, RPC, Inc. had 217,068,472 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES
Table of Contents

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2015 AND DECEMBER 31, 2014
(In thousands)
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS		(Note 1)

Cash and cash equivalents	$15,476	$9,772
Accounts receivable, net	430,612	634,730
Inventories	153,698	155,611
Deferred income taxes	8,470	9,422
Income taxes receivable	14,512	29,115
Prepaid expenses	8,507	9,135
Other current assets	2,958	3,843
Total current assets	634,233	851,628
Property, plant and equipment, less accumulated depreciation of $1,289,333 in 2015 and $1,239,163 in 2014	857,632	849,383
Goodwill	32,150	32,150
Other assets	25,965	26,197
Total assets	$1,549,980	$1,759,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$91,349	$175,416
Accrued payroll and related expenses	27,625	49,798
Accrued insurance expenses	6,494	5,632
Accrued state, local and other taxes	5,980	6,821
Income taxes payable	1,727	944
Other accrued expenses	384	401
Total current liabilities	133,559	239,012
Long-term accrued insurance expenses	10,868	10,099
Notes payable to banks	155,600	224,500
Long-term pension liabilities	34,561	34,399
Deferred income taxes	137,774	156,977
Other long-term liabilities	15,523	15,989
Total liabilities	487,885	680,976
Common stock	21,707	21,654
Capital in excess of par value	-	-
Retained earnings	1,059,105	1,074,561
Accumulated other comprehensive loss	(18,717)	(17,833)
Total stockholders’ equity	1,062,095	1,078,382
Total liabilities and stockholders’ equity	$1,549,980	$1,759,358

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2015	2014

Revenues	$406,270	$501,692
Cost of revenues (exclusive of items shown below)	292,445	330,015
Selling, general and administrative expenses	42,637	48,708
Depreciation and amortization	65,976	55,505
(Gain) loss on disposition of assets, net	(958)	2,232
Operating profit	6,170	65,232
Interest expense	(691)	(337)
Interest income	6	4
Other income, net	5,789	80
Income before income taxes	11,274	64,979
Income tax provision	3,726	25,591
Net income	$7,548	$39,388

Earnings per share
Basic	$0.04	$0.18
Diluted	$0.04	$0.18

Dividends per share	$0.105	$0.105

Weighted average shares outstanding
Basic	213,492	215,175
Diluted	213,585	216,214

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014

Net income	$7,548	$39,388

Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	125	84
Foreign currency translation	(1,029)	(471)
Unrealized gain (loss) on securities, net of taxes	20	(36)
Comprehensive income	$6,664	$38,965

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2014	216,539	$21,654	$—	$1,074,561	$(17,833)	$1,078,382
Stock issued for stock incentive plans, net	869	87	2,357	—	—	2,444
Stock purchased and retired	(339)	(34)	(3,817)	(242)	—	(4,093)
Net income	—	—	—	7,548	—	7,548
Pension adjustment, net of taxes	—	—	—	—	125	125
Foreign currency translation	—	—	—	—	(1,029)	(1,029)
Unrealized loss on securities, net of taxes	—	—	—	—	20	20
Dividends declared	—	—	—	(22,762)	—	(22,762)
Excess tax benefits for share-based payments	—	—	1,460	—	—	1,460
Balance, March 31, 2015	217,069	$21,707	$—	$1,059,105	$(18,717)	$1,062,095

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$7,548	$39,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	67,555	56,280
Stock-based compensation expense	2,523	2,320
(Gain) loss on disposition of assets, net	(958)	2,232
Deferred income tax benefit	(18,413)	(10,192)
Excess tax benefits for share-based payments	(1,460)	(4,455)
(Increase) decrease in assets:
Accounts receivable	203,706	(31,043)
Income taxes receivable	16,063	8,076
Inventories	1,217	(9,421)
Prepaid expenses	621	506
Other current assets	806	1,692
Other non-current assets	225	(117)
Increase (decrease) in liabilities:
Accounts payable	(57,944)	19,508
Income taxes payable	783	6,593
Accrued payroll and related expenses	(22,346)	(6,181)
Accrued insurance expenses	862	302
Accrued state, local and other taxes	(841)	1,503
Other accrued expenses	(17)	60
Pension liabilities	359	396
Long-term accrued insurance expenses	769	958
Other long-term liabilities	(466)	(537)
Net cash provided by operating activities	200,592	77,868

INVESTING ACTIVITIES
Capital expenditures	(103,492)	(40,295)
Proceeds from sale of assets	2,899	2,862
Net cash used for investing activities	(100,593)	(37,433)

FINANCING ACTIVITIES
Payment of dividends	(22,762)	(22,986)
Borrowings from notes payable to banks	265,400	216,400
Repayments of notes payable to banks	(334,300)	(188,900)
Debt issue costs for notes payable to banks	-	(667)
Excess tax benefits for share-based payments	1,460	4,455
Cash paid for common stock purchased and retired	(4,093)	(13,144)
Net cash used for financing activities	(94,295)	(4,842)

Net increase in cash and cash equivalents	5,704	35,593
Cash and cash equivalents at beginning of period	9,772	8,700
Cash and cash equivalents at end of period	$15,476	$44,293

Supplemental cash flows disclosure:
Interest paid, net of amounts capitalized	$608	$256
Income taxes paid, net	$4,423	$19,999

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$13,413	$22,432

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

The accompanying unaudited consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidation” and Rule 3A-02(a) of Regulation S-X. In accordance with ASC Topic 810 and Rule 3A-02 (a) of Regulation S-X, the Company’s policy is to consolidate all subsidiaries and investees where it has voting control.

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

The Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncements:

●
ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU require that only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The Company adopted these provisions in the first quarter of 2015 and the adoption did not have a material impact on the Company’s consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted:

●
ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company plans to adopt the provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

●
ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).The ASU reduces the number of consolidation models from four to two, thereby simplifying the criteria for consolidation by:

i.      Placing more emphasis on risk of loss when determining a controlling financial interest.  A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

ii.     Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE) and changing consolidation conclusions in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, with early adoption permitted. The Company plans to adopt these provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

●
ASU No. 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items This ASU eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company plans to adopt these provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●
ASU No. 2014-15, Presentation of Financial Statements —Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The provisions in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early application permitted. The Company plans to adopt these provisions in the first quarter of 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The Company currently does not expect the adoption to have a material impact on its consolidated financial statements.

●
ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step process – (i) identifying the contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The Company is currently evaluating the impact of these provisions on its financial statements.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of weighted average shares outstanding is as follows:

	Three months ended March 31
(In thousands except per share data )	2015	2014
Net income available for stockholders:	$7,548	$39,388
Less: Dividends paid	(22,762)	(22,986)
Undistributed earnings	$(15,214)	$16,402

Basic shares outstanding:
Common stock	210,069	211,434
Restricted shares of common stock	3,423	3,741
Total basic shares	213,492	215,175
Diluted shares outstanding:
Common stock	210,069	211,434
Dilutive effect of stock based awards	93	1,039
	210,162	212,473
Restricted shares of common stock	3,423	3,741
Total diluted shares	213,585	216,214

Earnings per share attributable to common stock and restricted shares of common stock (participating securities) is as follows:

	Three months ended March 31
	2015	2014
Basic Earnings per share
Common stock	$0.04	$0.18
Restricted shares of common stock	0.02	0.16

5.	PROPERTY, PLANT AND EQUIPMENT

Effective January 1, 2015, the Company reassessed the useful life of a specific component of its pressure pumping equipment. Prior to January 1, 2015, this component was recorded as property, plant and equipment and depreciated over an expected useful life of 18 months. As a result of this reassessment, the Company has concluded that this component is no longer a long-lived asset, but instead a consumable supply inventory item. Accordingly, effective January 1, 2015, the cost of this component is being expensed as repairs and maintenance as part of cost of revenues at the time of installation. Management deemed the change preferable because it more closely reflects the pattern of consumption of this component as a result of continual increases in wear and tear resulting from harsher geological environments.

This change was accounted for as a change in accounting estimate effected by a change in accounting principle. The net impact of this change in accounting estimate effected by a change in accounting principle on operating income and net income is not material; however, the change has resulted in an increase in the cost of revenues during the first quarter of 2015 of approximately $7.9 million, while loss on dispositions and depreciation expense relating to this component decreased by a comparable amount during the period. Additionally, due to the change in accounting estimate effected by a change in accounting principle, purchases and deployment of this component will no longer be reflected as a capital expenditure under the investing activities sections in the consolidated statement of cash flows, but instead will be reflected within cash flows from operating activities. The remaining net book value of these components at December 31, 2014 was approximately $16.4 million and is being depreciated over an estimated weighted average remaining useful life of approximately 12 months. In the first quarter of 2014, the loss on disposition related to this component totaled approximately $4.4 million.
11

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of March 31, 2015, there were 7,106,275 shares available for grant.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended
	March 31
(in thousands)	2015	2014
Pre-tax expense	$2,523	$2,320
After tax expense	$1,602	$1,473

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2014	3,575,150	$12.04
Granted	895,725	12.30
Vested	(1,054,625)	8.66
Forfeited	(26,950)	13.84
Non-vested shares at March 31, 2015	3,389,300	$13.15

The total fair value of shares vested during the three months ended March 31, 2015 was $12,727,000 and during the three months ended March 31, 2014 was $20,634,000.  Tax benefits for compensation tax deductions in excess of compensation expense for restricted shares totaled $1,460,000 for the three months ended March 31, 2015 and $4,455,000 for the three months ended March 31, 2014.  These tax benefits were credited to capital in excess of par value and classified as financing cash flows.

As of March 31, 2015, total unrecognized compensation cost related to non-vested restricted shares was $46,419,000 which is expected to be recognized over a weighted-average period of 3.9 years.

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

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended March 31
(in thousands)	2015	2014
Revenues:
Technical Services	$378,093	$466,970
Support Services	28,177	34,722
Total revenues	$406,270	$501,692
Operating profit:
Technical Services	$5,862	$64,896
Support Services	3,907	7,457
Corporate	(4,557)	(4,889)
Gain (loss) on disposition of assets, net	958	(2,232)
Total operating profit	$6,170	$65,232
Interest expense	(691)	(337)
Interest income	6	4
Other income, net	5,789	80
Income before income taxes	$11,274	$64,979

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2015	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$57,676	$8,166	$134	$65,976
Capital expenditures	96,387	6,583	522	103,492
Identifiable assets at March 31, 2015	$1,331,402	$141,498	$77,080	$1,549,980

Three months ended March 31, 2014	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$47,344	$7,989	$172	$55,505
Capital expenditures	30,302	9,973	20	40,295
Identifiable assets at March 31, 2014	$1,180,519	$156,836	$96,940	$1,434,295

8.	INVENTORIES

Inventories of $153,698,000 at March 31, 2015 and $155,611,000 at December 31, 2014 consist of raw materials, parts and supplies.

9.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended March 31
(in thousands)	2015	2014
Interest cost	$474	$486
Expected return on plan assets	(565)	(560)
Amortization of net losses	198	133
Net periodic benefit cost	$107	$59

The Company contributions to this plan were $850,000 during the three months ended March 31, 2015 and $765,000 during the three months ended March 31, 2014.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $16,695,000 as of March 31, 2015 and $16,491,000 as of December 31, 2014. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as part of other (expense) income, net. Trading gains (losses) related to the SERP assets were approximately as follows:

	Three months ended March 31
(in thousands)	2015	2014
Gains (losses), net	$204	$184

The SERP liability includes participant deferrals net of distributions and is recorded on the consolidated balance sheets in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

10.	NOTES PAYABLE TO BANKS

The Company has a $350 million revolving credit facility with Bank of America Securities, LLC, SunTrust Robinson Humphrey, Inc, and Regions Capital Markets as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders.  The facility includes a full and unconditional guarantee by the Company’s 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of RPC and its subsidiaries.  The subsidiaries of the Company that are not guarantors are considered minor.

The facility has a general term of five years with a maturity date of January 17, 2019 and provides for an unsecured line of credit of up to $350 million, which includes a $50 million letter of credit subfacility, and a $35 million swingline subfacility.

The Company incurred loan origination fees and other debt related costs associated with the facility in the aggregate of approximately $3.0 million.  These costs are being amortized to interest expense over the remaining term of the five year loan, and the net amount of $1.1 million at March 31, 2015 is classified as non-current other assets.

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

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items.  Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1.  The Company was in compliance with these covenants for the three months ended March 31, 2015.

At March 31, 2015, the Company had outstanding borrowings of $155.6 million under the facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaling $29.3 million; therefore, a total of $165.1 million of the facility was available.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest incurred on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended March 31
	2015	2014
(in thousands except interest rate data)
Interest incurred	$844	$414
Capitalized interest	$179	$97
Weighted average interest rate	1.6%	3.4%

11.	INCOME TAXES

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the three months ended March 31, 2015, the income tax provision reflects an effective tax rate of 33.0 percent, compared to an effective tax rate of 39.4 percent for the comparable period in the prior year.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of March 31, 2015 and December 31, 2014:

	Fair value measurements at March 31, 2015 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$16,695	$-
Available for sale securities	307	-	-

	Fair value measurements at December 31, 2014 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$16,491	$-
Available for sale securities	275	-	-

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

The outstanding balance on the Revolving Credit Agreement was $155.6 million at March 31, 2015 and $224.5 million at December 31, 2014 which approximates fair value. The fair value of these borrowings was based on quotes from the lender (level 2 inputs).  The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 10. The Company is subject to interest rate risk on the variable component of the interest rate.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2014	$(16,246)	$(98)	$(1,489)	$(17,833)
Change during the period:
Before-tax amount	-	31	(1,029)	(998)
Tax benefit	-	(11)	-	(11)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	125	-	-	125
Total activity for the period	125	20	(1,029)	(884)
Balance at March 31, 2015	$(16,121)	$(78)	$(2,518)	$(18,717)
(1)	Reported as part of selling, general and administrative expenses.

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2013	$(9,760)	$10	$(365)	$(10,115)
Change during the quarter:
Before-tax amount	-	(56)	(471)	(527)
Tax benefit	-	20	-	20
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	84	-	-	84
Total activity for the period	84	(36)	(471)	(423)
Balance at March 31, 2014	$(9,676)	$(26)	$(836)	$(10,538)
(1)	Reported as part of selling, general and administrative expenses.

14.	SUBSEQUENT EVENT

On April 28, 2015, the Board of Directors approved a $0.05 per share cash dividend payable June 10, 2015 to stockholders of record at the close of business May 11, 2015.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 25.

RPC, Inc. (“RPC”) provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest, Rocky Mountain and Appalachian regions, and in selected international locations.  The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells.  We continuously monitor factors that impact current and expected customer activity levels, such as the price of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel.  Our financial results are affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities.

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 is incorporated herein by reference.  In 2015, the Company’s strategy of utilizing equipment in unconventional basins has continued.  During the three months ended March 31, 2015, we made approximately $103.5 million in capital expenditures primarily for the purchases of new equipment as well as maintenance of our existing revenue-producing equipment.  We continue to focus on oil and natural gas liquids directed basins where customer activity levels are higher.

During the first quarter of 2015, revenues decreased 19.0 percent to $406.3 million compared to the same period in the prior year.  The decrease in revenues resulted primarily from lower activity levels and pricing in our major service lines, partially offset by a slightly larger fleet of revenue-producing equipment and increased service intensity in our pressure pumping service line.  International revenues for the first quarter of 2015 decreased 10.4 percent to $19.2 million compared to the same period in the prior year.  International revenues reflect decreases in customer activity levels primarily in Australia, Canada and Bolivia partially offset by increases in Gabon and Argentina.  We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to represent a low percentage of RPC’s consolidated revenues in the future.

Cost of revenues as a percentage of revenues increased during the first quarter of 2015 in comparison to the same period of the prior year due to significantly lower pricing for our services and cost inefficiencies resulting from lower activity levels.

Selling, general and administrative expenses as a percentage of revenues increased to 10.5 percent in the first quarter of 2015 compared to 9.7 percent in the same period in the prior year.  Although these expenses decreased due to lower total employment costs and other expenses which vary with activity levels, these expenses as a percentage of revenues increased due to the relatively fixed nature of these costs during the short term.

Income before income taxes was $11.3 million for the three months ended March 31, 2015 compared to $65.0 million in the same period of 2014.  Diluted earnings per share were $0.04 for the three months ended March 31, 2015 compared to $0.18 in the same period of 2014.  Cash flows from operating activities were $200.6 million for the three months ended March 31, 2015 compared to $77.9 million in the same period of 2014 due primarily to a significant reduction in working capital partially offset by a decrease in net income. The notes payable to banks decreased to $155.6 million as of March 31, 2015 compared to $224.5 million as of December 31, 2014.

We expect capital expenditures during full year 2015 will be approximately $150 million, and to be directed towards the purchases of new revenue-producing equipment as well as the capitalized maintenance of our existing fleet of revenue-producing equipment.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a recent cyclical peak of 1,931 during the third quarter of 2014.  Between the third quarter of 2014 and early in the second quarter of 2015, the drilling rig count has fallen by approximately 51 percent.  The principal catalyst for this steep rig count decline is the decline in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil has fallen by approximately 48 percent during this period. The price of oil began to fall at the end of the second quarter of 2014 due to the perceived oversupply of oil, weak global demand, and the strength of the U.S. dollar on world currency markets.  This decline accelerated during the fourth quarter of 2014 when OPEC stated that it would not curtail its production of oil in order to bring stability to oil prices.  Early in the second quarter of 2015, most industry analysts believe that the rig count will continue to decline during the second quarter of 2015 but will stabilize at a lower level during the third and fourth quarters of 2015.

The current and projected prices of oil and natural gas are important catalysts for U.S. domestic drilling activity.  As discussed above, the price of oil began to decline during the second quarter of 2014, and early in the second quarter of 2015 had fallen to its lowest recorded level since the second quarter of 2009.  The price of natural gas has also fallen during 2014 and early in 2015, and early in the first quarter of 2015 had reached its lowest recorded level since the second quarter of 2012. These trends have negative implications for our near-term activity levels.  The price of natural gas liquids has become an increasingly important determinant of our customers’ activities, since its sales comprise a component of our customers’ revenues, and it is produced in many of the shale resource plays that also produce oil.  Early in the second quarter of 2015 the price of natural gas liquids had decreased by approximately three percent compared to the end of 2014.  The low price of oil should continue to have a negative impact on our customers’ activity levels and our financial results, since the majority of the U.S. domestic drilling rig count is directed towards oil.  It is likely that our near-term financial results will continue to be negatively impacted by these declining prices.

The majority of the U.S. domestic rig count remains directed towards oil, although this percentage has declined slightly as oil-directed drilling has fallen during 2015.  Early in the second quarter of 2015, approximately 77 percent of the U.S. domestic rig count was directed towards oil, a slight decrease compared to approximately 82 percent at the end of 2014.  We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term.  We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.  We believe that the overall rig count will stabilize during the third and fourth quarters of 2015 as production begins to decline in the oil-directed shale wells drilled prior to 2015, and the supply of oil in storage in the U.S. domestic market begins to decline.

We continue to monitor the market for our services and the competitive environment in 2015.  We are cautious about the market for our services because of the recent steep decline in the U.S. domestic rig count and the highly competitive nature of pricing for our services in the current environment.  The current low prices of oil and natural gas discourage us from believing that the U.S. domestic rig count will recover during the near term.  Over the long term, we believe that the steep decline in oil-directed drilling in the U.S. domestic market will reduce U.S. domestic oil production and serve as a catalyst for oil prices to increase.  This belief is due to the fact that oil-directed wells drilled in shale resource plays typically exhibit high initial production soon after being completed followed by a decline in production in later years.  We are also encouraged by the fact that the drilling and completion activities that are taking place during 2015 continue to be highly service-intensive and require a large amount of equipment and raw materials.  Furthermore, we note that a large number of wells in the U.S. domestic market have been drilled but not completed.  These uncompleted wells represent potential revenue for RPC’s completion-directed service lines, which comprise the majority of RPC’s revenues. During the first and second quarters of 2015, we have responded to the significant declines in industry activity levels and pricing for our services by reducing costs by seeking price concessions from our suppliers.  In addition, we have reduced employee compensation and discretionary expenses, consolidated operational locations, and reduced employee headcount.

RPC, INC. AND SUBSIDIARIES

As we monitor the competitive environment during 2015, we note that many of our smaller competitors have high levels of debt, higher cost structures, and less-developed logistical capabilities than RPC.  These characteristics may force these competitors to cease operations or sell their businesses because current pricing and activity levels may not allow them to generate enough cash to service their debt and fund their working capital and capital expenditure requirements.  During the first and second quarters of 2015 several smaller competitors have ceased operations and initiated the process of selling their equipment.  These observations encourage us regarding the overall level of competition in our markets.  In this environment RPC also monitors the financial capabilities of our customers, due to the fact that many of them have also financed their operations with a large amount of debt, and this type of financing is less available in 2015 than in previous years.  At this time RPC believes that the majority of its customers have access to adequate capital to finance their ongoing operations.  RPC initiated an expansion of its pressure pumping fleet in 2014, and we took delivery of this equipment during the fourth quarter of 2014 and the first quarter of 2015.  We do not plan additional increases in our fleet of revenue-producing equipment during 2015.  Our consistent response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending.  Although we have used our bank credit facility to finance our current expansion, we will continue to maintain a conservative financial and capital structure by industry standards.

Results of Operations

	Three months ended March 31
	2015	2014

Consolidated revenues [in thousands]	$406,270	$501,692
Revenues by business segment [in thousands]:
Technical	$378,093	$466,970
Support	28,177	34,722

Consolidated operating profit [in thousands]	$6,170	$65,232
Operating profit by business segment [in thousands]:
Technical	$5,862	$64,896
Support	3,907	7,457
Corporate	(4,557)	(4,889)
Gain (loss) on disposition of assets, net	958	(2,232)

Percentage of cost of revenues to revenues	72.0%	65.8%
Percentage of selling, general & administrative expenses to revenues	10.5%	9.7%
Percentage of depreciation and amortization expense to revenues	16.2%	11.1%
Average U.S. domestic rig count	1,403	1,779
Average natural gas price (per thousand cubic feet (mcf))	$2.82	$4.86
Average oil price (per barrel)	$48.99	$98.70

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Revenues.  Revenues for the three months ended March 31, 2015 decreased 19.0 percent compared to the three months ended March 31, 2014.  Domestic revenues of $387.1 million decreased 19.4 percent compared to the same period in the prior year.  The decreases in revenues are due primarily to lower activity levels and pricing in our major service lines. International revenues of $19.2 million decreased 10.4 percent for the three months ended March 31, 2015 compared to the same period in the prior year.  Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas was 42.0 percent lower and the average price of oil was 50.3 percent lower during the first quarter of 2015 as compared to the same period in the prior year.  The average domestic rig count during the current quarter was 21.1 percent lower than the same period in 2014.

The Technical Services segment revenues for the first quarter of 2015 decreased 19.0 percent compared to the same period in the prior year.  Revenues in this segment decreased due primarily to lower activity levels and pricing as compared to the prior year, partially offset by increasing service intensity and a larger fleet of equipment in our pressure pumping service line, which is the largest service line within this segment.  The Support Services segment revenues for the first quarter of 2015 decreased by 18.8 percent compared to the same period in the prior year.  This decrease was due principally to lower pricing and activity levels within rental tools, the largest service line within this segment.  Operating profit in both the Technical and Support Services segments decreased due to lower revenues and lower utilization of personnel and equipment.

Cost of revenues.  Cost of revenues decreased 11.4 percent to $292.4 million for the three months ended March 31, 2015 compared to $330.0 million for the three months ended March 31, 2014.  Cost of revenues decreased due to lower costs resulting from lower activity levels, reduced incentive compensation and price reductions from suppliers, partially offset by the impact of a change in accounting estimate related to component replacements. During the three months ended March 31, 2015, cost of components installed as replacement parts totaling approximately $7.9 million have been charged to cost of revenues as a result of this change in accounting estimate rather than being capitalized.  Cost of revenues as a percentage of revenues increased during the first quarter of 2015 in comparison to the same period of the prior year due to significantly lower pricing for our services and cost inefficiencies resulting from lower activity levels.

Selling, general and administrative expenses.   Selling, general and administrative expenses were $42.6 million for the three months ended March 31, 2015 and $48.7 million for the three months ended March 31, 2014.  These expenses decreased due to lower total employment costs, including incentive compensation, and other expenses which vary with activity levels, such as bad debt expense.  As a percentage of revenues, these costs increased to 10.5 percent during the three months ended March 31, 2015 compared to 9.7 percent during the same period in the prior year due to the relatively fixed natures of these costs during the short term.

Depreciation and amortization.   Depreciation and amortization totaled $66.0 million for the three months ended March 31, 2015, an 18.9 percent increase, compared to $55.5 million for the quarter ended March 31, 2014 due to capital expenditures placed in service during the previous four quarters.

(Gain)Loss on disposition of assets, net.  Gain on disposition of assets, net was $1.0 million for the three months ended March 31, 2015 compared to a net loss of $2.2 million for the three months ended March 31, 2014.  The (gain) loss on disposition of assets, net is comprised of gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment. The significant decrease in losses compared to the prior year resulted from a change in accounting estimate in the first quarter of 2015 whereby the cost of replacing certain pressure pumping unit components was recorded as cost of revenues upon installation rather than being capitalized.  During the first quarter of 2014, loss on disposition was recorded on any remaining net book value of those components damaged beyond repair.

Other income, net.  Other income, net was $5.8 million for the three months ended March 31, 2015 compared to other income, net of $80 thousand for the same period in the prior year. Other (expense) income, net primarily includes mark to market gains and losses on investments in the non-qualified benefit plan.

 Interest expense.  Interest expense of $691 thousand for the three months ended March 31, 2015 increased compared to $337 thousand for the three months ended March 31, 2014.  The increase was due to a higher average debt balance on our revolving credit facility during the three months ended March 31, 2015 in comparison to the prior year same period.

Income tax provision.  Income tax provision of $3.7 million decreased during the three months ended March 31, 2015 in comparison to $25.6 million for the same period in 2014 primarily due to lower income before income taxes.  The effective tax rate of 33.0 percent for the three months ended March 31, 2015 was lower than the 39.4 percent for the three months ended March 31, 2014.

RPC, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents at March 31, 2015 were $15.5 million.  The following table sets forth the historical cash flows for the three months ended March 31, 2015 and 2014:

	Three months ended March 31
(In thousands)	2015	2014

Net cash provided by operating activities	$200,617	$77,868
Net cash used for investing activities	(100,618)	(37,433)
Net cash used for financing activities	(94,295)	(4,842)

Cash provided by operating activities for the three months ended March 31, 2015 increased by $122.7 million compared to the same period in the prior year. This increase is due primarily to net favorable changes in working capital of $151.3 million and an increase related to depreciation and amortization expense of $11.3 million partially offset by decreases in net income of $31.8 million and the deferred income tax benefit of $8.2 million due to the elimination of statutory bonus depreciation and adjustments related to the implementation of tangible property regulations.

The favorable change in working capital is primarily due to the following: favorable changes of $234.7 million in accounts receivable and $10.6 million in inventories due to lower business activity levels; and favorable change of $2.2 million in net income taxes receivable/payable.  These favorable changes were partially offset by unfavorable changes of $77.5 million in accounts payable; $16.2 million in accrued payroll and related expenses; and $2.3 million in accrued state, local and other taxes consistent with lower business activity levels coupled with the timing of payments.

Cash used for investing activities for the three months ended March 31, 2015 increased by $63.2 million, compared to the three months ended March 31, 2014, primarily as a result of higher capital expenditures.

Cash used for financing activities for the three months ended March 31, 2015 increased by $89.5 million primarily as a result of higher net loan repayments partially offset by lower open market share repurchases during the three months ended March 31, 2015 compared to the same period in the prior year.

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2015 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization and cash expected to be generated from operations will provide sufficient liquidity to meet our requirements for at least the next twelve months.  The Company currently has a $350 million revolving credit facility (the “Revolving Credit Agreement”) that matures in January 2019.  The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants including covenants restricting RPC’s ability to incur liens or merge or consolidate with another entity.  Our outstanding borrowings were $155.6 million at March 31, 2015 and $29.3 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids.  Accordingly, a total of $165.1 million was available under our facility as of March 31, 2015.  Additional information regarding our Revolving Credit Agreement is included in Note 10 of the Notes to Consolidated Financial Statements included in this report.

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

RPC, INC. AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures will be approximately $150 million during 2015, of which $103.5 million has been spent as of March 31, 2015.  We expect capital expenditures for the remainder of 2015 to be primarily directed toward completing the expansion of our pressure pumping fleet and capitalized equipment maintenance.  The actual amount of 2015 capital expenditures will depend upon equipment maintenance requirements, expansion opportunities, and equipment delivery schedules and can be modified based on market conditions and other factors.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes.  The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable.  There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees.  The Company contributed approximately $0.9 million to this plan in the first quarter of 2015 and does not expect to make any additional contributions during the remainder of 2015.

As of March 31, 2015, the Company’s stock buyback program authorizes the repurchase of up to 31,578,125 shares.  There were no shares purchased on the open market during the first three months of 2015, and 2,050,154 shares remain available to be repurchased under the current authorization as of March 31, 2015.  The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility.  The stock buyback program does not have a predetermined expiration date.

On April 28, 2015, the Board of Directors approved a $0.05 per share cash dividend payable June 10, 2015 to stockholders of record at the close of business May 11, 2015.   The Company expects to continue to pay cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets.  If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well.  Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers.  During 2013 and 2014, we experienced high employment costs due to the demand for skilled labor in our markets.  In addition, we experienced high costs for certain raw materials the Company uses to provide its services, in spite of our efforts to secure raw materials from alternative sources.  During the first quarter of 2015, however, wage rates began to decline as personnel utilization decreased due to lower oilfield activity levels.  Also during the first quarter of 2015, raw materials costs began to decline due to greater sources of supply coupled with lower demand by oilfield service companies because of depressed customer activity levels.  We believe that continued low oilfield activity during 2015 will cause further decreases in both wage rates for skilled labor and the prices of raw materials used in providing our services.  Because customers are demanding lower prices for our services, however, it will be difficult to realize higher operating profit from these anticipated costs decreases.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment.  In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship.  During the three months ended March 31, 2015, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $195,000 for the three months ended March 31, 2015 compared to $175,000 for the comparable period in 2014.

RPC, INC. AND SUBSIDIARIES

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $378,000 for the three months ended March 31, 2015 and $367,000 for the three months ended March 31, 2014.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates).  The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on three months’ notice.  The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $21,000 for the three months ended March 31, 2015 and 2014.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014. There have been no significant changes in the critical accounting policies since year-end except as disclosed in Note 5 of the Notes to Consolidated Financial Statements.

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

RPC, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our plans to continue to pursue international growth opportunities and our belief that international revenues will continue to represent a low percentage of our consolidated revenues in the future; our expectation for the amount and focus of our capital expenditures during 2015; the belief of most industry analysts that the rig count will continue to decline during the second quarter of 2015 but will stabilize at a lower level during the third and fourth quarters of 2015; our belief that the low price of oil should continue to have a negative impact on our customers’ activity levels and our financial results; our belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term; our belief that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells and industry projections of limited increases in domestic natural gas demand during the near term; our belief that the overall rig count will increase slightly during the third and fourth quarters of 2015 as production begins to decline in the oil-directed shale wells drilled prior to the end of the most recent cyclical peak in the third quarter of 2014; our cautious view about the market for our services because of the recent steep decline in U.S. domestic rig count and the highly competitive nature of pricing for our services in the current environment; our belief that the current low prices of oil and natural gas discourage us from believing that the U.S. domestic rig count will recover during the near term; our belief that the steep decline in oil-directed drilling in the U.S. domestic market will reduce U.S. domestic oil production and serve as a catalyst for oil prices to increase in the long term; our belief that high levels of debt, higher cost structures and less-developed logistical capabilities of our smaller competitors may force these competitors to cease operations or sell their businesses because current pricing and activity levels may not allow them to generate enough cash to service their debt and fund their working capital and capital expenditures requirements; our observations about the competitive landscape in our industry encourage us regarding the overall level of competition in our markets; our belief that a majority of our customers have access to adequate capital to finance their ongoing operations; our belief that we will still maintain a conservative financial structure by our industry standards; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; our expectation that we will continue to pay cash dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our belief that continued low oil field activity during 2015 will cause further decreases in both wages for skilled labor and the prices of raw material used in providing our services; our belief that because customers are demanding lower prices for our services it will be difficult to realize higher operating profit from these anticipated cost decreases; our belief that changes in foreign exchange rates is not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.  These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements.  Risk factors that could cause such future events not to occur as expected include those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, its other SEC filings and the following:  the declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, the potential impact of possible future regulations on hydraulic fracturing on our business, risks of international operations, and reliance on large customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility.  As of March 31, 2015, there are outstanding interest-bearing advances of $155.6 million on our credit facility which bear interest at a floating rate.  A change in the interest rate of one percent on the outstanding balance of the credit facility at March 31, 2015 would cause a change of $1.6 million in total annual interest costs.

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

As of the end of the period covered by this report, March 31, 2015 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A.  RISK FACTORS

See risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

RPC, INC. AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the first quarter of 2015 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
January 1, 2015 to January 31, 2015	339,318	(2)	$12.06	-	2,050,154

Month #2
February 1, 2015 to February 28, 2015	-		-	-	2,050,154

Month #3
March 1, 2015 to March 31, 2015	-		-	-	2,050,154
Totals	339,318		$12.06	-	2,050,154

(1)
The Company has a stock buyback program initially adopted in 1998 and subsequently amended in 2013 that authorizes the repurchase of up to 31,578,125 shares.  There were no shares repurchased as part of this program during the first quarter of 2015.  As of March 31, 2015, there are 2,050,154 shares available to be repurchased under the current authorization.  Currently the program does not have a predetermined expiration date.

(2)	Represents shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

The information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5.  OTHER INFORMATION

None.

RPC, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2014).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
18	Preferability Letter from Independent Registered Public Accounting Firm.
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
95.1	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.
/s/ Richard A. Hubbell
Date: May 1, 2015	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 1, 2015	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

