Form 10-Q
period 2015-06-30
RPC INC
filed 2015-07-31
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015, RPC, Inc. had 217,017,482 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES
Table of Contents

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014
(In thousands)
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS		(Note 1)

Cash and cash equivalents	$14,844	$9,772
Accounts receivable, net	299,550	634,730
Inventories	146,945	155,611
Deferred income taxes	9,027	9,422
Income taxes receivable	32,292	29,115
Prepaid expenses	6,417	9,135
Other current assets	2,530	3,843
Total current assets	511,605	851,628
Property, plant and equipment, less accumulated depreciation of $1,347,146 in 2015 and $1,239,163 in 2014	813,993	849,383
Goodwill	32,150	32,150
Other assets	26,034	26,197
Total assets	$1,383,782	$1,759,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$75,606	$175,416
Accrued payroll and related expenses	24,070	49,798
Accrued insurance expenses	6,878	5,632
Accrued state, local and other taxes	5,967	6,821
Income taxes payable	4,051	944
Other accrued expenses	157	401
Total current liabilities	116,729	239,012
Long-term accrued insurance expenses	11,324	10,099
Notes payable to banks	54,900	224,500
Long-term pension liabilities	35,014	34,399
Deferred income taxes	130,002	156,977
Other long-term liabilities	15,818	15,989
Total liabilities	363,787	680,976
Common stock	21,702	21,654
Capital in excess of par value	-	-
Retained earnings	1,016,754	1,074,561
Accumulated other comprehensive loss	(18,461)	(17,833)
Total stockholders’ equity	1,019,995	1,078,382
Total liabilities and stockholders’ equity	$1,383,782	$1,759,358

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues	$297,560	$582,831	$703,830	$1,084,523
Cost of revenues (exclusive of items shown below)	241,617	374,275	534,062	704,290
Selling, general and administrative expenses	40,397	47,603	83,034	96,311
Depreciation and amortization	69,801	56,517	135,777	112,022
(Gain) loss on disposition of assets, net	(1,718)	1,405	(2,676)	3,637
Operating (loss) profit	(52,537)	103,031	(46,367)	168,263
Interest expense	(390)	(49)	(1,081)	(386)
Interest income	9	6	15	10
Other income, net	332	831	6,121	911
(Loss) income before income taxes	(52,586)	103,819	(41,312)	168,798
Income tax (benefit) provision	(18,531)	40,536	(14,805)	66,127
Net (loss) income	$(34,055)	$63,283	$(26,507)	$102,671

(Loss) earnings per share
Basic	$(0.16)	$0.29	$(0.12)	$0.48
Diluted	$(0.16)	$0.29	$(0.12)	$0.47

Dividends per share	$0.050	$0.105	$0.155	$0.210

Weighted average shares outstanding
Basic	212,598	215,224	213,586	215,199
Diluted	212,598	216,238	213,586	216,280

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net (loss) income	$(34,055)	$63,283	$(26,507)	$102,671

Other comprehensive (loss) income:
Pension adjustment and reclassification adjustment, net of taxes	125	84	250	168
Foreign currency translation	153	467	(876)	(4)
Unrealized (loss) gain on securities, net of taxes	(22)	38	(2)	2
Comprehensive (loss) income	$(33,799)	$63,872	$(27,135)	$102,837

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2014	216,539	$21,654	$—	$1,074,561	$(17,833)	$1,078,382
Stock issued for stock incentive plans, net	818	82	4,948	—	—	5,030
Stock purchased and retired	(339)	(34)	(6,358)	2,299	—	(4,093)
Net loss	—	—	—	(26,507)	—	(26,507)
Pension adjustment, net of taxes	—	—	—	—	250	250
Foreign currency translation	—	—	—	—	(876)	(876)
Unrealized loss on securities, net of taxes	—	—	—	—	(2)	(2)
Dividends declared	—	—	—	(33,599)	—	(33,599)
Excess tax benefits for share-based payments	—	—	1,410	—	—	1,410
Balance, June 30, 2015	217,018	$21,702	$—	$1,016,754	$(18,461)	$1,019,995

The accompanying notes are an integral part of these consolidated financial statements.

 RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net (loss) income	$(26,507)	$102,671
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	137,914	113,308
Stock-based compensation expense	5,109	4,717
(Gain) loss on disposition of assets, net	(2,676)	3,637
Deferred income tax benefit	(26,802)	(23,255)
Excess tax benefits for share-based payments	(1,410)	(4,416)
(Increase) decrease in assets:
Accounts receivable	334,886	(128,862)
Income taxes receivable	(1,767)	(6,738)
Inventories	8,076	(12,261)
Prepaid expenses	2,713	3,049
Other current assets	1,234	(3,342)
Other non-current assets	149	(467)
Increase (decrease) in liabilities:
Accounts payable	(66,262)	33,231
Income taxes payable	3,107	535
Accrued payroll and related expenses	(25,758)	1,048
Accrued insurance expenses	1,246	552
Accrued state, local and other taxes	(854)	3,409
Other accrued expenses	(244)	139
Pension liabilities	1,009	1,167
Long-term accrued insurance expenses	1,225	1,187
Other long-term liabilities	(171)	2,179
Net cash provided by operating activities	344,217	91,488

INVESTING ACTIVITIES
Capital expenditures	(139,347)	(112,804)
Proceeds from sale of assets	6,084	11,958
Net cash used for investing activities	(133,263)	(100,846)

FINANCING ACTIVITIES
Payment of dividends	(33,599)	(45,883)
Borrowings from notes payable to banks	464,900	537,400
Repayments of notes payable to banks	(634,500)	(459,300)
Debt issue costs for notes payable to banks	-	(667)
Excess tax benefits for share-based payments	1,410	4,416
Cash paid for common stock purchased and retired	(4,093)	(13,144)
Net cash (used for) provided by financing activities	(205,882)	22,822

Net increase in cash and cash equivalents	5,072	13,464
Cash and cash equivalents at beginning of period	9,772	8,700
Cash and cash equivalents at end of period	$14,844	$22,164

Supplemental cash flows disclosure:
Interest paid, net of amounts capitalized	$967	$443
Income taxes paid, net	$9,478	$93,108

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$5,989	$18,205

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

3.	RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncements:

•	ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU require that only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The Company adopted these provisions in the first quarter of 2015 and the adoption did not have a material impact on the Company’s consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted:

•	ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company plans to adopt the provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU reduces the number of consolidation models from four to two, thereby simplifying the criteria for consolidation by:

i.	Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

ii.	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE) and changing consolidation conclusions in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, with early adoption permitted. The Company plans to adopt these provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	ASU 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company plans to adopt these provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	ASU 2014-15, Presentation of Financial Statements —Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The provisions in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The amendments are effective for the year ending December 31, 2016, and for interim periods beginning the first quarter of 2017, with early application permitted. The Company plans to adopt these provisions in the first quarter of 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The Company currently does not expect the adoption to have a material impact on its consolidated financial statements.

•	ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step process – (i) identifying the contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The Company plans to adopt these provisions in the first quarter of 2018 and is currently evaluating the impact of these provisions on its financial statements.

4.	EARNINGS PER SHARE

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of weighted average shares outstanding is as follows:

	Three months ended June 30		Six months ended June 30
(In thousands except per share data )	2015	2014	2015	2014
Net (loss) income available for stockholders:	$(34,055)	$63,283	$(26,507)	$102,671
Less: Dividends paid	(10,837)	(22,898)	(33,599)	(45,883)
(Over distributed loss) Undistributed earnings	$(44,892)	$40,385	$(60,106)	$56,788

Basic shares outstanding:
Common stock	208,156	211,611	210,195	211,522
Restricted shares of common stock	4,442	3,613	3,391	3,677
	212,598	215,224	213,586	215,199

Diluted shares outstanding:
Common stock	208,156	211,611	210,195	211,522
Dilutive effect of stock based awards	-	1,014	-	1,081
	208,156	212,625	210,195	212,603
Restricted shares of common stock	4,442	3,613	3,391	3,677
	212,598	216,238	213,586	216,280

The dilutive effect of the Company’s restricted shares as shown below have been excluded from the computation of diluted (loss) earnings per share for the following periods, as their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Restricted shares of common stock	835	-	200	-

(Loss) earnings per share attributable to common stock and restricted shares of common stock (participating securities) is as follows:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Basic (loss) earnings per share
Common stock	$(0.16)	$0.29	$(0.12)	$0.48
Restricted shares of common stock	$(0.13)	$0.28	$(0.13)	$0.44

5.	PROPERTY, PLANT AND EQUIPMENT

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This change was accounted for as a change in accounting estimate effected by a change in accounting principle. The net impact of this change in accounting estimate effected by a change in accounting principle on operating income and net income is not material. The change has resulted in an increase in the cost of revenues of approximately $11.5 million during the second quarter of 2015 and approximately $19.4 million during the six months ended June 30, 2015, while loss on dispositions and depreciation expense relating to this component decreased by a comparable amount during these periods. Additionally, due to the change in accounting estimate effected by a change in accounting principle, purchases and deployment of this component will no longer be reflected as a capital expenditure under the investing activities section in the consolidated statement of cash flows, but instead will be reflected within cash flows from operating activities. The remaining net book value of these components at December 31, 2014 was approximately $16.4 million and is being depreciated over an estimated weighted average remaining useful life of approximately 12 months. Loss on disposition related to this component totaled approximately $5.9 million in the second quarter of 2014 and approximately $10.3 million in the six months ended June 30, 2014.

6.	STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of June 30, 2015, there were 7,115,275 shares available for grant.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Six months ended
	June 30		June 30
(in thousands)	2015	2014	2015	2014
Pre-tax expense	$2,586	$2,397	$5,109	$4,717
After tax expense	$1,642	$1,522	$3,244	$2,995

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2014	3,575,150	$12.04
Granted	895,725	12.30
Vested	(1,054,625)	8.66
Forfeited	(77,950)	12.87
Non-vested shares at June 30, 2015	3,338,300	$13.16

The total fair value of shares vested during the six months ended June 30, 2015 was $12,727,000 and during the six months ended June 30, 2014 was $20,634,000. Tax benefits for compensation tax deductions in excess of compensation expense for restricted shares totaled $1,410,000 for the six months ended June 30, 2015 and $4,416,000 for the six months ended June 30, 2014. These tax benefits were credited to capital in excess of par value and classified as financing cash flows.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015, total unrecognized compensation cost related to non-vested restricted shares was $43,833,000 which is expected to be recognized over a weighted-average period of 3.7 years.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014
Revenues:
Technical Services	$275,806	$544,392	$653,899	$1,011,362
Support Services	21,754	38,439	49,931	73,161
Total revenues	$297,560	$582,831	$703,830	$1,084,523
Operating (loss) profit:
Technical Services	$(49,253)	$99,717	$(43,391)	$164,613
Support Services	(1,458)	8,998	2,449	16,455
Corporate	(3,544)	(4,279)	(8,101)	(9,168)
Gain (loss) on disposition of assets, net	1,718	(1,405)	2,676	(3,637)
Total operating (loss) profit	$(52,537)	$103,031	$(46,367)	$168,263
Interest expense	(390)	(49)	(1,081)	(386)
Interest income	9	6	15	10
Other income, net	332	831	6,121	911
(Loss) income before income taxes	$(52,586)	$103,819	$(41,312)	$168,798

As of and six months ended June 30, 2015	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$119,052	$16,469	$256	$135,777
Capital expenditures	130,562	8,256	529	139,347
Identifiable assets	$1,164,373	$126,689	$92,720	$1,383,782

As of and six months ended June 30, 2014	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$95,839	$15,863	$320	$112,022
Capital expenditures	92,820	19,417	567	112,804
Identifiable assets	$1,284,577	$161,572	$84,712	$1,530,861

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

Inventories of $146,945,000 at June 30, 2015 and $155,611,000 at December 31, 2014 consist of raw materials, parts and supplies.

9.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014
Interest cost	$474	$487	$948	$973
Expected return on plan assets	(565)	(560)	(1,130)	(1,120)
Amortization of net losses	198	133	396	266
Net periodic benefit cost	$107	$60	$214	$119

The Company contributions to this plan were $850,000 during the six months ended June 30, 2015 and $765,000 during the six months ended June 30, 2014.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $16,884,000 as of June 30, 2015 and $16,491,000 as of December 31, 2014. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as part of other income (expense), net. Trading gains (losses) related to the SERP assets were approximately as follows:

	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014
Trading gains, net	$190	$453	$394	$637

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

The Company incurred loan origination fees and other debt related costs associated with the facility in the aggregate of approximately $3.0 million. These costs are being amortized to interest expense over the remaining term of the five year loan, and the net amount of $1.0 million at June 30, 2015 is classified as non-current other assets.

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

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items. Further, the facility contains financial covenants limiting the ratio of the Company’s consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company’s consolidated EBITDA to interest expense to no less than 2 to 1. The Company was in compliance with these covenants for the six months ended June 30, 2015.

At June 30, 2015, the Company had outstanding borrowings of $54.9 million under the facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaling $29.3 million; therefore, a total of $265.8 million of the facility was available.

Interest incurred on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
(in thousands except interest rate data)
Interest incurred	$518	$472	$1,363	$886
Capitalized interest	$131	$115	$310	$212
Weighted average interest rate	2.32%	2.67%	1.80%	2.97%

11.	INCOME TAXES

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the three months ended June 30, 2015, the income tax (benefit) provision reflects an effective tax rate of 35.2 percent compared to an effective tax rate of 39.0 percent for the comparable period in the prior year. For the six months ended June 30, 2015, the income tax (benefit) provision reflects an effective tax rate of 35.8 percent compared to an effective tax rate of 39.2 percent for the comparable period in the prior year.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of June 30, 2015 and December 31, 2014:

	Fair value measurements at June 30, 2015 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$16,884	$-
Available for sale securities	272	-	-

	Fair value measurements at December 31, 2014 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$16,491	$-
Available for sale securities	275	-	-

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

The outstanding balance on the Revolving Credit Agreement was $54.9 million at June 30, 2015 and $224.5 million at December 31, 2014 which approximates fair value. The fair value of these borrowings was based on quotes from the lender (level 2 inputs). The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 10. The Company is subject to interest rate risk on the variable component of the interest rate.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2014	$(16,246)	$(98)	$(1,489)	$(17,833)
Change during the period:
Before-tax amount	-	(3)	(876)	(879)
Tax benefit	-	1	-	1
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	250	-	-	250
Total activity for the period	250	(2)	(876)	(628)
Balance at June 30, 2015	$(15,996)	$(100)	$(2,365)	$(18,461)

(1)     Reported as part of selling, general and administrative expenses.

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2013	$(9,760)	$10	$(365)	$(10,115)
Change during the period:
Before-tax amount	-	3	(4)	(1)
Tax benefit (expense)	-	(1)	-	(1)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	168	-	-	168
Total activity for the period	168	2	(4)	166
Balance at June 30, 2014	$(9,592)	$12	$(369)	$(9,949)

14.	SUBSEQUENT EVENT

On July 28, 2015, the Board of Directors voted to temporarily suspend RPC’s quarterly dividend to common stockholders.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 is incorporated herein by reference.  In 2015, the Company’s strategy of utilizing equipment in unconventional basins has continued.  During the six months ended June 30, 2015, we made approximately $139.3 million in capital expenditures primarily for the purchases of new equipment as well as maintenance of our existing revenue-producing equipment. We continue to focus on oil and natural gas liquids directed basins where customer activity levels are higher.

During the second quarter of 2015, revenues decreased 48.9 percent to $297.6 million compared to the same period in the prior year. The decrease in revenues resulted primarily from lower activity levels and pricing in our major service lines. International revenues for the second quarter of 2015 decreased 35.1 percent to $14.2 million compared to the same period in the prior year. International revenues reflect decreases in customer activity levels primarily in Australia, Canada and Bolivia partially offset by increases in Argentina. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to represent a low percentage of RPC’s consolidated revenues in the future.

Cost of revenues as a percentage of revenues increased during the second quarter of 2015 in comparison to the same period of the prior year due to significantly lower pricing for our services and cost inefficiencies resulting from lower activity levels.

Selling, general and administrative expenses as a percentage of revenues increased to 13.6 percent in the second quarter of 2015 compared to 8.2 percent in the same period in the prior year. Although these expenses decreased due to lower total employment costs, including incentive compensation, and other expenses which vary with activity levels, these expenses as a percentage of revenues increased due to the relatively fixed nature of these costs during the short term.

Losses before income taxes was $52.6 million for the three months ended June 30, 2015 compared to income before income taxes of $103.8 million in the same period of 2014. Diluted losses per share were $0.16 for the three months ended June 30, 2015 compared to diluted earnings per share of $0.29 in the same period of 2014. Cash flows from operating activities were $344.2 million for the six months ended June 30, 2015 compared to $91.5 million in the same period of 2014 due primarily to a significant reduction in working capital partially offset by a decrease in net income. The notes payable to banks decreased to $54.9 million as of June 30, 2015 compared to $224.5 million as of December 31, 2014.

We expect capital expenditures during full year 2015 will be approximately $165 million, and to be directed towards the purchases of new revenue-producing equipment as well as the capitalized maintenance of our existing fleet of revenue-producing equipment.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a recent cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and late in the second quarter of 2015, the drilling rig count has fallen by approximately 56 percent. The principal catalyst for this steep rig count decline is the decline in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil began to fall at this time due to the perceived oversupply of oil, weak global demand, and the strength of the U.S. dollar on world currency markets. This decline accelerated during the fourth quarter of 2014 when OPEC stated that it would not curtail its production of oil in order to bring stability to oil prices. The price of oil fell by approximately 58 percent from its peak during the second quarter of 2014 until the first quarter of 2015, but started to increase during the second quarter of 2015. Early in the third quarter of 2015, most industry analysts believe that the U.S. domestic rig count has stabilized, although analysts’ opinion on the near-term direction of the price of oil is uncertain.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. As discussed above, the price of oil began to decline during the second quarter of 2014, and has fallen to levels that discourage our customers from undertaking many exploration and production activities. The price of natural gas has also fallen during 2014 and the first two quarters of 2015. During the second quarter of 2015 the natural gas-directed rig count fell to its lowest level during the time that this statistic has been recorded. The average price of natural gas liquids during the second quarter of 2015 declined by approximately 56 percent compared to the prior year and by approximately 12 percent compared to the first quarter. These trends have negative implications for our near-term activity levels. The low price of oil should continue to have a negative impact on our customers’ activity levels and our financial results, since the majority of the U.S. domestic drilling rig count is directed towards oil. It is likely that our near-term financial results will continue to be negatively impacted by these declining prices.

The majority of the U.S. domestic rig count remains directed towards oil, although this percentage has decreased slightly even though natural gas-directed drilling has fallen to historic lows. At the end of the second quarter of 2015, approximately 73 percent of the U.S. domestic rig count was directed towards oil, a decrease compared to approximately 82 percent at the end of 2014. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term. The overall rig count began to stabilize late in the second quarter of 2015, and we believe that it will remain stable or increase slightly as production begins to decline in the oil-directed shale wells drilled prior to 2015, and the supply of oil in storage in the U.S. domestic market begins to decline.

We continue to monitor the market for our services and the competitive environment in 2015. We are cautious about the market for our services because of the recent steep decline in the U.S. domestic rig count and the highly competitive nature of pricing for our services in the current environment. The current low prices of oil and natural gas discourage us from believing that the U.S. domestic rig count will recover during the near term. Over the long term, we believe that the steep decline in oil-directed drilling in the U.S. domestic market will reduce U.S. domestic oil production and serve as a catalyst for oil prices to increase. This belief is due to the fact that oil-directed wells drilled in shale resource plays typically exhibit high initial production soon after being completed followed by a decline in production in later years. We are also encouraged by the fact that the drilling and completion activities that are taking place during 2015 continue to be highly service-intensive and require a large amount of equipment and raw materials. Furthermore, we note that a large number of wells in the U.S. domestic market have been drilled but not completed. These uncompleted wells represent potential revenue for RPC’s completion-directed service lines, which comprise the majority of RPC’s revenues. Finally, we are encouraged by our belief that our competitors are not increasing the size of their revenue-producing fleets of equipment during this period, and furthermore, that some of our competitors are not maintaining their equipment to a level that allows them to provide services to their customers. During the first and second quarters of 2015, we have responded to the significant declines in industry activity levels and pricing for our services by reducing costs by seeking price concessions from our suppliers. In addition, we have reduced employee headcount and revised our variable compensation programs.

RPC, INC. AND SUBSIDIARIES

As we monitor the competitive environment during 2015, we note that many of our smaller competitors have high levels of debt, higher cost structures, and less-developed logistical capabilities than RPC. These characteristics may force these competitors to cease operations because current pricing and activity levels may not allow them to generate enough cash to service their debt and fund their working capital and capital expenditure requirements. During the first and second quarters of 2015 several smaller competitors have ceased operations and initiated the process of selling their equipment. These observations encourage us regarding the overall level of competition in our markets. In this environment RPC also monitors the financial capabilities of our customers, due to the fact that many of them have also financed their operations with a large amount of debt, and this type of financing is less available in 2015 than in previous years. At this time RPC believes that the majority of its customers have access to adequate capital to finance their ongoing operations. RPC expanded its pressure pumping fleet during 2014 and the first two quarters of 2015, but we do not plan additional increases in our fleet of revenue-producing equipment during 2015. Our consistent response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending. Although we have used our bank credit facility to finance our current expansion, we will continue to maintain a conservative financial and capital structure by industry standards.

Results of Operations

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014

Consolidated revenues [in thousands]	$297,560	$582,831	$703,830	$1,084,523
Revenues by business segment [in thousands]:
Technical	$275,806	$544,392	$653,899	$1,011,362
Support	21,754	38,439	49,931	73,161

Consolidated operating (loss) profit [in thousands]	$(52,537)	$103,031	$(46,367)	$168,263
Operating (loss) profit by business segment [in thousands]:
Technical	$(49,253)	$99,717	$(43,391)	$164,613
Support	(1,458)	8,998	2,449	16,455
Corporate	(3,544)	(4,279)	(8,101)	(9,168)
Gain (loss) on disposition of assets, net	1,718	(1,405)	2,676	(3,637)

Percentage cost of revenues to revenues	81.2%	64.2%	75.9%	64.9%
Percentage selling, general & administrative expenses to revenues	13.6%	8.2%	11.8%	8.9%
Percentage depreciation and amortization expense to revenues	23.5%	9.7%	19.3%	10.3%
Average U.S. domestic rig count	907	1,852	1,155	1,816
Average natural gas price (per thousand cubic feet (mcf))	$2.70	$4.55	$2.76	$4.71
532	$57.53	$103.24	$53.26	$100.97

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

Revenues. Revenues for the three months ended June 30, 2015 decreased 48.9 percent compared to the three months ended June 30, 2014. Domestic revenues of $283.4 million decreased 49.5 percent compared to the same period in the prior year. The decreases in revenues are due primarily to lower activity levels and pricing in our major service lines. International revenues of $14.2 million decreased 35.1 percent for the three months ended June 30, 2015 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas was 40.7 percent lower and the average price of oil was 44.3 percent lower during the second quarter of 2015 as compared to the same period in the prior year. The average domestic rig count during the current quarter was 51.0 percent lower than the same period in 2014.

The Technical Services segment revenues for the second quarter of 2015 decreased 49.3 percent compared to the same period in the prior year. Revenues in this segment decreased due primarily to lower activity levels and pricing as compared to the prior year, partially offset by increasing service intensity and a larger fleet of equipment in our pressure pumping service line, which is the largest service line within this segment. The Support Services segment revenues for the second quarter of 2015 decreased by 43.4 percent compared to the same period in the prior year. This decrease was due principally to lower pricing and activity levels within rental tools, the largest service line within this segment. Both the Technical and Support Services segments reported operating losses due to lower revenues, partially offset by cost control efforts undertaken in each service line.

Cost of revenues. Cost of revenues decreased 35.4 percent to $241.6 million for the three months ended June 30, 2015 compared to $374.3 million for the three months ended June 30, 2014. Cost of revenues decreased due to lower costs resulting from lower activity levels, reduced personnel and incentive compensation, and price reductions from suppliers, partially offset by the impact of increasing service intensity. During the second quarter of 2015, replacement parts totaling approximately $11.5 million were charged to cost of revenues rather than capitalized as a result of a change in accounting estimate. As a percentage of revenues, cost of revenues increased during the second quarter of 2015 in comparison to the same period of the prior year due to significantly lower pricing for our services and cost inefficiencies resulting from lower activity levels.

Selling, general and administrative expenses. Selling, general and administrative expenses were $40.4 million for the three months ended June 30, 2015 and $47.6 million for the three months ended June 30, 2014. These expenses decreased due to lower total employment costs, including primarily incentive compensation, and other expenses which vary with activity levels. As a percentage of revenues, these costs increased to 13.6 percent during the three months ended June 30, 2015 compared to 8.2 percent during the same period in the prior year due to the relatively fixed natures of these costs during the short term.

Depreciation and amortization. Depreciation and amortization totaled $69.8 million for the three months ended June 30, 2015, a 23.5 percent increase, compared to $56.5 million for the quarter ended June 30, 2014 due to capital expenditures placed in service during the previous four quarters.

(Gain)Loss on disposition of assets, net. Gain on disposition of assets, net was $1.7 million for the three months ended June 30, 2015 compared to a loss of $1.4 million for the three months ended June 30, 2014. The loss on disposition of assets, net is comprised of gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment. The decrease in losses compared to the prior year resulted from a change in accounting estimate beginning in 2015 whereby the cost of replacing certain pressure pumping unit components was recorded as cost of revenues upon installation rather than being capitalized. During 2014, the remaining net book value of these components damaged beyond repair was recorded as a loss on disposition.

Other income, net. Other income, net was $332 thousand for the three months ended June 30, 2015 compared to $831 thousand for the same period in the prior year. Other income, net primarily includes mark to market gains and losses on investments in the non-qualified benefit plan.

Interest expense. Interest expense of $390 thousand for the three months ended June 30, 2015 increased compared to $49 thousand for the three months ended June 30, 2014. Interest was higher in the second quarter of 2015 because interest expense during the second quarter of 2014 included a credit related to the favorable outcome of a sales tax audit. In addition, the average balance on our revolving credit facility was higher during the second quarter of 2015 in comparison to the period year same period.

RPC, INC. AND SUBSIDIARIES

Income tax (benefit) provision. Income tax benefit was $18.5 million during the three months ended June 30, 2015 in comparison to an income tax provision of $40.5 million for the same period in 2014 primarily due to lower income before income taxes. The effective tax rate of 35.2 percent for the three months ended June 30, 2015 was slightly lower than the 39.0 percent for the three months ended June 30, 2014.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Revenues. Revenues for the six months ended June 30, 2015 decreased 35.1 percent compared to the six months ended June 30, 2014. Domestic revenues of $670.4 million decreased 35.6 percent compared to the same period in the prior year. The decreases in revenues are due primarily to lower activity levels and pricing in our major service lines. International revenues of $33.4 million decreased 22.9 percent for the six months ended June 30, 2015 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

The average price of natural gas was 41.3 percent lower and the average price of oil was 47.3 percent lower during the second quarter of 2015 as compared to the same period in the prior year. The average domestic rig count during the six months ended June 30, 2015 was 36.4 percent lower than the same period in 2014.

The Technical Services segment revenues for the six months ended June 30, 2015 decreased 35.3 percent compared to the same period in the prior year. Revenues in this segment decreased due primarily to lower activity levels and pricing as compared to the prior year, partially offset by increasing service intensity and a larger fleet of equipment in our pressure pumping service line, which is the largest service line within this segment. The Support Services segment revenues for the six months ended June 30, 2015 decreased by 31.8 percent compared to the same period in the prior year. This decrease was due principally to lower pricing and activity levels within rental tools, the largest service line within this segment. Operating profit in both the Technical and Support Services segments decreased due to lower revenues, partially offset by cost control efforts undertaken in each service line.

Cost of revenues. Cost of revenues decreased 24.2 percent to $534.1 million for the six months ended June 30, 2015 compared to $704.3 million for the six months ended June 30, 2014. Cost of revenues decreased due to lower costs resulting from lower activity levels, reduced personnel and incentive compensation, and price reductions from suppliers, partially offset by the impact of increasing service intensity. During the six months ended June 30, 2015, replacement parts totaling approximately $19.4 million were charged to cost of revenues rather than capitalized as a result of a change in accounting estimate. As a percentage of revenues, cost of revenues increased during the six months ended June 30, 2015 in comparison to the same period of the prior year due to significantly lower pricing for our services and cost inefficiencies resulting from lower activity levels.

Selling, general and administrative expenses. Selling, general and administrative expenses were $83.0 million for the six months ended June 30, 2015 and $96.3 million for the six months ended June 30, 2014. These expenses decreased due to lower total employment costs, including primarily incentive compensation, and other expenses which vary with activity levels. As a percentage of revenues, these costs increased to 11.9 percent during the six months ended June 30, 2015 compared to 8.9 percent during the same period in the prior year due to the relatively fixed natures of these costs during the short term.

Depreciation and amortization. Depreciation and amortization totaled $135.8 million for the six months ended June 30, 2015, a 21.2 percent increase, compared to $112.0 million for the six months ended June 30, 2014 due to capital expenditures placed in service during the previous four quarters.

(Gain)Loss on disposition of assets, net. Gain on disposition of assets, net was $2.7 million for the six months ended June 30, 2015 compared to a loss of $3.6 million for the six months ended June 30, 2014. The loss on disposition of assets, net is comprised of gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment. The decrease in losses compared to the prior year resulted from a change in accounting estimate in the first quarter of 2015 whereby the cost of replacing certain pressure pumping unit components was recorded as cost of revenues upon installation rather than being capitalized. During 2014, the remaining net book value of these components damaged beyond repair was recorded as a loss on disposition.

RPC, INC. AND SUBSIDIARIES

Other income, net. Other income, net was $6.1 million for the six months ended June 30, 2015 compared to other income, net of $911 thousand for the same period in the prior year. Other (expense) income, net primarily includes mark to market gains and losses on investments in the non-qualified benefit plan.

Interest expense. Interest expense of $1.1 million for the six months ended June 30, 2015 increased compared to $386 thousand for the six months ended June 30, 2014. Interest was higher in the six months ended June 30, 2015 because interest expense during the six months ended June 30, 2014 included a credit related to the favorable outcome of a sales tax audit. In addition, the average balance on our revolving credit facility was higher during the six months ended June 30, 2015 in comparison to the period year same period.

Income tax (benefit) provision. Income tax benefit was $14.8 million during the six months ended June 30, 2015 in comparison to an income tax provision of $66.1 million for the same period in 2014 primarily due to lower income before income taxes. The effective tax rate of 35.8 percent for the six months ended June 30, 2015 was slightly lower than the 39.2 percent for the six months ended June 30, 2014.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents at June 30, 2015 were $14.8 million. The following table sets forth the historical cash flows for the six months ended June 30, 2015 and 2014:

	Six months ended June 30
(In thousands)	2015	2014

Net cash provided by operating activities	$344,217	$91,488
Net cash used for investing activities	(133,263)	(100,846)
Net cash (used for) provided by financing activities	(205,882)	22,822

Cash provided by operating activities for the six months ended June 30, 2015 increased by $252.7 million compared to the same period in the prior year. This increase is due primarily to net favorable changes in working capital of $365.6 million and an increase related to depreciation and amortization expense of $24.6 million partially offset by a decrease in net income of $129.2 million.

The favorable change in working capital is primarily due to favorable changes of $463.7 million in accounts receivable and $20.3 million in inventories due to lower business activity levels coupled with favorable changes of $7.5 million in net income taxes receivable/payable and $4.2 million in prepaid expenses/ other current assets. These favorable changes were partially offset by unfavorable changes of $99.5 million in accounts payable; $26.8 million in accrued payroll and related expenses; and $4.3 million in accrued state, local and other taxes consistent with lower business activity levels coupled with the timing of payments.

Cash used for investing activities for the six months ended June 30, 2015 increased by $32.4 million, compared to the six months ended June 30, 2014, primarily as a result of higher capital expenditures.

Cash used for financing activities for the six months ended June 30, 2015 increased by $228.7 million primarily as a result of higher net loan repayments partially offset by lower open market share repurchases and common stock dividends during the six months ended June 30, 2015 compared to the same period in the prior year.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2015 remains strong. We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization and cash expected to be generated from operations will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $350 million revolving credit facility (the “Revolving Credit Agreement”) that matures in January 2019. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items. Our outstanding borrowings were $54.9 million at June 30, 2015, and $29.3 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids. Accordingly, a total of $265.8 million remains available under our facility as of June 30, 2015. Additional information regarding our Revolving Credit Agreement is included in Note 10 of the Notes to Consolidated Financial Statements included in this report.

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

Cash Requirements

The Company currently expects that capital expenditures will be approximately $165 million during 2015, of which $139.3 million has been spent as of June 30, 2015. We expect capital expenditures for the remainder of 2015 to be primarily directed toward capitalized equipment maintenance. The actual amount of 2015 capital expenditures will depend upon equipment maintenance requirements, expansion opportunities, and equipment delivery schedules and can be modified based on market conditions and other factors.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable. There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. The Company contributed $850,000 to this plan in the first quarter of 2015 and does not expect to make any additional contributions during the remainder of 2015.

As of June 30, 2015, the Company’s stock buyback program authorizes the repurchase of up to 31,578,125 shares. There were no shares purchased on the open market during the first six months of 2015, and 2,050,154 shares remain available to be repurchased under the current authorization as of June 30, 2015. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On July 28, 2015, the Board of Directors voted to temporarily suspend RPC’s quarterly dividend to common stockholders. The Company expects to resume cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. During 2013 and 2014, we experienced high employment costs due to the demand for skilled labor in our markets. In addition, we experienced high costs for certain raw materials the Company uses to provide its services, in spite of our efforts to secure raw materials from alternative sources. During the first and second quarters of 2015, however, wage rates began to decline as personnel utilization decreased due to lower oilfield activity levels. Also during the first quarter of 2015, raw materials costs began to decline due to greater sources of supply coupled with lower demand by oilfield service companies because of depressed customer activity levels. These declines continued to a lesser degree during the second quarter. We believe that continued low oilfield activity during 2015 will cause further decreases in both wage rates for skilled labor and the prices of raw materials used in providing our services. Because customers are demanding lower prices for our services, however, it will be difficult to realize higher operating profit from these anticipated costs decreases.

 RPC, INC. AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the six months ended June 30, 2015, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $362,000 for the six months ended June 30, 2015 compared to $339,000 for the comparable period in 2014.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $829,000 for the six months ended June 30, 2015 and $542,000 for the six months ended June 30, 2014.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $46,000 for the six months ended June 30, 2015 and $41,000 for the six months ended June 30, 2014.

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

 RPC, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our plans to continue to pursue international growth opportunities and our belief that international revenues will continue to represent a low percentage of our consolidated revenues in the future; our expectation for the amount and focus of our capital expenditures during 2015; the belief of most industry analysts that the rig count has stabilized, although the near-term direction of the price of oil remains uncertain; our belief that the low price of oil should continue to have a negative impact on our customers’ activity levels and our financial results; our belief that it is likely that our near-term financial results will continue to be negatively impacted by these declining prices; our belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term; our belief that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells and industry projections of limited increases in domestic natural gas demand during the near term; our belief that the overall rig count began to stabilize late in the second quarter of 2015 and we believe that it will remain stable or increase slightly as production begins to decline in the oil-directed shale wells drilled prior to 2015; our cautious view about the market for our services because of the recent steep decline in U.S. domestic rig count and the highly competitive nature of pricing for our services in the current environment; our belief that the current low prices of oil and natural gas discourage us from believing that the U.S. domestic rig count will recover during the near term; our belief that the steep decline in oil-directed drilling in the U.S. domestic market will reduce U.S. domestic oil production and serve as a catalyst for oil prices to increase; our belief that high levels of debt, higher cost structures and less-developed logistical capabilities of our smaller competitors may force these competitors to cease operations or sell their businesses because current pricing and activity levels may not allow them to generate enough cash to service their debt and fund their working capital and capital expenditures requirements; our observations about the competitive landscape in our industry encourage us regarding the overall level of competition in our markets; our belief that a majority of our customers have access to adequate capital to finance their ongoing operations; our belief that we will still maintain a conservative financial structure by our industry standards; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; our expectation that we will continue to pay cash dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our belief that continued low oil field activity during 2015 will cause further decreases in both wages for skilled labor and the prices of raw material used in providing our services; our belief that because customers are demanding lower prices for our services it will be difficult to realize higher operating profit from these anticipated cost decreases; our belief that changes in foreign exchange rates is not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

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

RPC, INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of June 30, 2015, there are outstanding interest-bearing advances of $54.9 million on our credit facility which bear interest at a floating rate. A change in the interest rate of one percent on the outstanding balance of the credit facility at June 30, 2015 would cause a change of $0.5 million in total annual interest costs.

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

As of the end of the period covered by this report, June 30, 2015 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

The information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5.  OTHER INFORMATION

None.

RPC, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2014).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
18	Preferability Letter from Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18 to the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2015).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
95.1	Mine Safety Disclosures.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Richard A. Hubbell
Date: July 31, 2015	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: July 31, 2015	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

