Form 10-Q
period 2015-09-30
RPC INC
filed 2015-10-30
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of October 23, 2015, RPC, Inc. had 217,006,182 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(In thousands)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS		(Note 1)

Cash and cash equivalents	$7,508	$9,772
Accounts receivable, net	285,134	634,730
Inventories	136,248	155,611
Deferred income taxes	8,096	9,422
Income taxes receivable	27,078	29,115
Prepaid expenses	6,038	9,135
Other current assets	7,940	3,843
Total current assets	478,042	851,628
Property, plant and equipment, less accumulated depreciation of $1,409,343 in 2015 and $1,239,163 in 2014	753,414	849,383
Goodwill	32,150	32,150
Other assets	24,485	26,197
Total assets	$1,288,091	$1,759,358

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$78,028	$175,416
Accrued payroll and related expenses	21,073	49,798
Accrued insurance expenses	4,730	5,632
Accrued state, local and other taxes	7,320	6,821
Income taxes payable	5,961	944
Other accrued expenses	152	401
Total current liabilities	117,264	239,012
Long-term accrued insurance expenses	10,874	10,099
Notes payable to banks	19,500	224,500
Long-term pension liabilities	33,661	34,399
Deferred income taxes	103,891	156,977
Other long-term liabilities	15,992	15,989
Total liabilities	301,182	680,976
Common stock	21,701	21,654
Capital in excess of par value	-	-
Retained earnings	984,168	1,074,561
Accumulated other comprehensive loss	(18,960)	(17,833)
Total stockholders' equity	986,909	1,078,382
Total liabilities and stockholders' equity	$1,288,091	$1,759,358

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues	$291,924	$620,684	$995,754	$1,705,207
Cost of revenues (exclusive of items shown below)	234,640	398,306	768,702	1,102,596
Selling, general and administrative expenses	35,921	50,814	118,955	147,125
Depreciation and amortization	69,047	57,219	204,824	169,241
Loss on disposition of assets, net	3,791	7,684	1,115	11,321
Operating (loss) profit	(51,475)	106,661	(97,842)	274,924
Interest expense	(250)	(456)	(1,331)	(842)
Interest income	5	4	20	14
Other (expense) income, net	(2,219)	(454)	3,902	457
(Loss) income before income taxes	(53,939)	105,755	(95,251)	274,553
Income tax (benefit) provision	(18,766)	40,870	(33,571)	106,997
Net (loss) income	$(35,173)	$64,885	$(61,680)	$167,556

(Loss) earnings per share
Basic	$(0.16)	$0.30	$(0.29)	$0.78
Diluted	$(0.16)	$0.30	$(0.29)	$0.77

Dividends per share	$—	$0.105	$0.155	$0.315

Weighted average shares outstanding
Basic	213,679	215,202	213,617	215,200
Diluted	213,679	216,334	213,617	216,316

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net (loss) income	$(35,173)	$64,885	$(61,680)	$167,556

Other comprehensive (loss) income:
Pension adjustment and reclassification adjustment, net of taxes	126	85	376	253
Foreign currency translation	(598)	(649)	(1,474)	(653)
Unrealized loss on securities, net of taxes	(27)	(38)	(29)	(36)
Comprehensive (loss) income	$(35,672)	$64,283	$(62,807)	$167,120

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2014	216,539	$21,654	$—	$1,074,561	$(17,833)	$1,078,382
Stock issued for stock incentive plans, net	813	81	7,535	—	—	7,616
Stock purchased and retired	(339)	(34)	(8,945)	4,886	—	(4,093)
Net loss	—	—	—	(61,680)	—	(61,680)
Pension adjustment, net of taxes	—	—	—	—	376	376
Foreign currency translation	—	—	—	—	(1,474)	(1,474)
Unrealized loss on securities, net of taxes	—	—	—	—	(29)	(29)
Dividends declared	—	—	—	(33,599)	—	(33,599)
Excess tax benefits for share-based payments	—	—	1,410	—	—	1,410
Balance, September 30, 2015	217,013	$21,701	$—	$984,168	$(18,960)	$986,909

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net (loss) income	$(61,680)	$167,556
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	208,420	171,382
Stock-based compensation expense	7,695	7,115
Loss on disposition of assets, net	1,115	11,321
Deferred income tax benefit	(52,038)	(35,508)
Excess tax benefits for share-based payments	(1,410)	(4,378)
(Increase) decrease in assets:
Accounts receivable	348,939	(154,687)
Income taxes receivable	3,447	(983)
Inventories	18,629	(27,746)
Prepaid expenses	3,089	3,494
Other current assets	(4,666)	(180)
Other non-current assets	1,691	(1,701)
Increase (decrease) in liabilities:
Accounts payable	(63,200)	53,170
Income taxes payable	5,017	558
Accrued payroll and related expenses	(28,743)	4,841
Accrued insurance expenses	(902)	(546)
Accrued state, local and other taxes	499	5,607
Other accrued expenses	(249)	38
Pension liabilities	(146)	1,218
Long-term accrued insurance expenses	775	(143)
Other long-term liabilities	3	5,846
Net cash provided by operating activities	386,285	206,274

INVESTING ACTIVITIES
Capital expenditures	(155,202)	(237,473)
Proceeds from sale of assets	7,935	14,980
Net cash used for investing activities	(147,267)	(222,493)

FINANCING ACTIVITIES
Payment of dividends	(33,599)	(68,822)
Borrowings from notes payable to banks	588,400	826,800
Repayments of notes payable to banks	(793,400)	(728,100)
Debt issue costs for notes payable to banks	-	(667)
Excess tax benefits for share-based payments	1,410	4,378
Cash paid for common stock purchased and retired	(4,093)	(17,548)
Net cash (used for) provided by financing activities	(241,282)	16,041

Net decrease in cash and cash equivalents	(2,264)	(178)
Cash and cash equivalents at beginning of period	9,772	8,700
Cash and cash equivalents at end of period	$7,508	$8,522

Supplemental cash flows disclosure:
Interest paid, net of amounts capitalized	$1,124	$836
Income taxes paid, net	$8,535	$136,647

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$5,349	$29,495

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Update No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff has approved deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company currently reports its debt issuance costs as part of non-current other assets and is therefore in compliance with this guidance.

Recently Issued Accounting Pronouncements Not Yet Adopted:

Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminate the requirement to retrospectively account for those adjustments. Instead, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. All of the changes are to be recorded in the reporting period and calculated as if the accounting had been completed at the acquisition date and either disclosed on the face of the income statement or in the notes by each category. These amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments are to be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company plans to adopt the provisions in the first quarter of 2016 for all business combinations completed thereafter and currently does not expect the adoption to have a material impact on its consolidated financial statements.

Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Current guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments in this ASU simplify the measurement process and allows inventory to be measured at lower of cost or net realizable value and eliminates the market requirement. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments are to be applied prospectively with earlier application permitted. The Company plans to adopt the provisions in the first quarter of 2017 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU reduces the number of consolidation models from four to two, thereby simplifying the criteria for consolidation by:

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

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step process – (i) identifying the contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The Company plans to adopt these provisions in the first quarter of 2018 in accordance with ASU 2015-14 that deferred the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating the impact of these provisions on its financial statements.

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

A reconciliation of weighted average shares outstanding is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands except per share data )	2015	2014	2015	2014
Net (loss) income available for stockholders:	$(35,173)	$64,885	$(61,680)	$167,556
Less: Dividends paid	-	(22,939)	(33,599)	(68,822)
(Over distributed loss) Undistributed earnings	$(35,173)	$41,946	$(95,279)	$98,734

Basic shares outstanding:
Common stock	210,342	211,604	210,244	211,552
Restricted shares of common stock	3,337	3,598	3,373	3,648
	213,679	215,202	213,617	215,200

Diluted shares outstanding:
Common stock	210,342	211,604	210,244	211,552
Dilutive effect of stock based awards	-	1,132	-	1,116
	210,342	212,736	210,244	212,668
Restricted shares of common stock	3,337	3,598	3,373	3,648
	213,679	216,334	213,617	216,316

The dilutive effect of the Company’s restricted shares as shown below have been excluded from the computation of diluted (loss) earnings per share for the following periods, as their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Restricted shares of common stock	-	-	105	-

(Loss) earnings per share attributable to common stock and restricted shares of common stock (participating securities) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic (loss) earnings per share
Common stock	$(0.16)	$0.30	$(0.29)	$0.78
Restricted shares of common stock	$(0.16)	$0.28	$(0.29)	$0.72

5.	PROPERTY, PLANT AND EQUIPMENT

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This change was accounted for as a change in accounting estimate effected by a change in accounting principle. The net impact of this change in accounting estimate effected by a change in accounting principle on operating income and net income is not material. The change has resulted in an increase in the cost of revenues of $12,643,000 during the third quarter of 2015 and approximately $32,046,000 during the nine months ended September 30, 2015, while loss on dispositions and depreciation expense relating to this component decreased by a comparable amount during these periods. Additionally, due to the change in accounting estimate effected by a change in accounting principle, purchases and deployment of this component will no longer be reflected as a capital expenditure under the investing activities section in the consolidated statement of cash flows, but instead will be reflected within cash flows from operating activities. The remaining net book value of these components at December 31, 2014 was $16,406,000 and is being depreciated over an estimated weighted average remaining useful life of approximately 12 months. Loss on disposition related to this component totaled $7,987,000 in the third quarter of 2014 and approximately $16,027,000 in the nine months ended September 30, 2014.

6.	STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of September 30, 2015, there were 7,115,775 shares available for grant.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Pre-tax expense	$2,586	$2,398	$7,695	$7,115
After tax expense	$1,642	$1,523	$4,886	$4,518

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2015:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2014	3,575,150	$12.04
Granted	895,725	12.30
Vested	(1,054,625)	8.66
Forfeited	(82,400)	12.82
Non-vested shares at September 30, 2015	3,333,850	$13.16

The total fair value of shares vested during the nine months ended September 30, 2015 was $12,727,000 and during the nine months ended September 30, 2014 was $20,634,000. Tax benefits for compensation tax deductions in excess of compensation expense for restricted shares totaled $1,410,000 for the nine months ended September 30, 2015 and $4,378,000 for the nine months ended September 30, 2014. These tax benefits were credited to capital in excess of par value and classified as financing cash flows.

As of September 30, 2015, total unrecognized compensation cost related to non-vested restricted shares was $41,247,000 which is expected to be recognized over a weighted-average period of 3.5 years.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Revenues:
Technical Services	$271,346	$576,908	$925,245	$1,588,270
Support Services	20,578	43,776	70,509	116,937
Total revenues	$291,924	$620,684	$995,754	$1,705,207
Operating (loss) profit:
Technical Services	$(44,240)	$102,849	$(87,631)	$267,462
Support Services	(1,850)	14,735	599	31,190
Corporate	(1,594)	(3,239)	(9,695)	(12,407)
Loss on disposition of assets, net	(3,791)	(7,684)	(1,115)	(11,321)
Total operating (loss) profit	$(51,475)	$106,661	$(97,842)	$274,924
Interest expense	(250)	(456)	(1,331)	(842)
Interest income	5	4	20	14
Other (expense) income, net	(2,219)	(454)	3,902	457
(Loss) income before income taxes	$(53,939)	$105,755	$(95,251)	$274,553

As of and nine months ended September 30, 2015	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$179,778	$24,667	$379	$204,824
Capital expenditures	144,715	9,732	755	155,202
Identifiable assets	$1,094,802	$116,890	$76,399	$1,288,091

As of and nine months ended September 30, 2014	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$145,054	$23,727	$460	$169,241
Capital expenditures	213,244	23,360	869	237,473
Identifiable assets	$1,384,353	$168,123	$63,557	$1,616,033

8.	INVENTORIES

Inventories of $136,248,000 at September 30, 2015 and $155,611,000 at December 31, 2014 consist of raw materials, parts and supplies.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Interest cost	$474	$487	$1,422	$1,460
Expected return on plan assets	(565)	(560)	(1,695)	(1,680)
Amortization of net losses	198	133	594	399
Net periodic benefit cost	$107	$60	$321	$179

The Company contributions to this plan were $850,000 during the nine months ended September 30, 2015 and $765,000 during the nine months ended September 30, 2014.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $15,461,000 as of September 30, 2015 and $16,491,000 as of December 31, 2014. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as part of other income (expense), net. Trading gains (losses) related to the SERP assets were approximately as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Trading gains, net	$(1,424)	$(253)	$(1,030)	$384

The SERP liability includes participant deferrals net of distributions and is recorded on the consolidated balance sheets in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

10.	NOTES PAYABLE TO BANKS

The Company has a $350 million revolving credit facility with Bank of America Securities, LLC, SunTrust Robinson Humphrey, Inc, and Regions Capital Markets as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders. The facility includes a full and unconditional guarantee by the Company's 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of RPC and its subsidiaries. The subsidiaries of the Company that are not guarantors are considered minor.

The facility has a general term of five years with a maturity date of January 17, 2019 and provides for an unsecured line of credit of up to $350 million, which includes a $50 million letter of credit subfacility, and a $35 million swingline subfacility.

The Company incurred loan origination fees and other debt related costs associated with the facility in the aggregate of approximately $3.0 million. These costs are being amortized to interest expense over the remaining term of the five year loan, and the net amount of $0.9 million at September 30, 2015 is classified as non-current other assets.

Revolving loans under the Revolving Credit Agreement bear interest at one of the following two rates, at the Company's election:

•	The Base Rate, which is the highest of Bank of America’s "prime rate" for the day of the borrowing, a fluctuating rate per annum equal to the Federal Funds Rate plus 0.50%, and a rate per annum equal to the one (1) month LIBOR rate plus 1.00%; in each case plus a margin that ranges from 0.125% to 1.125% based on a quarterly debt covenant calculation; or

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	With respect to any Eurodollar borrowings, Adjusted LIBOR (which equals LIBOR as increased to account for the maximum reserve percentages established by the U.S. Federal Reserve) plus a margin ranging from 1.125% to 2.125%, based upon a quarterly debt covenant calculation.

In addition, the Company pays an annual fee ranging from 0.225% to 0.325%, based on a quarterly debt covenant calculation, of the unused portion of the credit facility.

The facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items. Further, the facility contains financial covenants limiting the ratio of the Company's consolidated debt to EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company's consolidated EBITDA to scheduled principal payments plus interest expense to no less than 2 to 1. The Company was in compliance with these covenants for the nine months ended September 30, 2015.

At September 30, 2015, the Company had outstanding borrowings of $19.5 million under the facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaling $29.3 million; therefore, a total of $301.2 million of the facility was available.

Interest incurred on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
(in thousands except interest rate data)
Interest incurred	$376	$655	$1,738	$1,541
Capitalized interest	$145	$180	$455	$392
Weighted average interest rate	4.3%	2.1%	2.1%	2.5%

The weighted average interest rate for the third quarter of 2015 is higher in comparison to the prior year due to the fixed nature of certain loan issue costs and facility fees included in interest expense.

11.	INCOME TAXES

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

For the three months ended September 30, 2015, the income tax (benefit) provision reflects an effective tax rate of 34.8 percent compared to an effective tax rate of 38.6 percent for the comparable period in the prior year. For the nine months ended September 30, 2015, the income tax (benefit) provision reflects an effective tax rate of 35.2 percent compared to an effective tax rate of 39.0 percent for the comparable period in the prior year.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of September 30, 2015 and December 31, 2014:

	Fair value measurements at September 30, 2015 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$15,461	$-
Available for sale securities	229	-	-

	Fair value measurements at December 31, 2014 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$16,491	$-
Available for sale securities	275	-	-

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

The outstanding balance on the Revolving Credit Agreement was $19.5 million at September 30, 2015 and $224.5 million at December 31, 2014 which approximates fair value. The fair value of these borrowings was based on quotes from the lender (level 2 inputs). The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 10. The Company is subject to interest rate risk on the variable component of the interest rate.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

13.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2014	$(16,246)	$(98)	$(1,489)	$(17,833)
Change during the period:
Before-tax amount	-	(46)	(1,474)	(1,520)
Tax benefit	-	17	-	17
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	376	-	-	376
Total activity for the period	376	(29)	(1,474)	(1,127)
Balance at September 30, 2015	$(15,870)	$(127)	$(2,963)	$(18,960)
(1)	Reported as part of selling, general and administrative expenses.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2013	$(9,760)	$10	$(365)	$(10,115)
Change during the period:
Before-tax amount	-	(57)	(653))	(710)
Tax benefit	-	21	-	21
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	253	-	-	253
Total activity for the period	253	(36)	(653)	(436)
Balance at September 30, 2014	$(9,507)	$(26)	$(1,018)	$(10,551)
(1)	Reported as part of selling, general and administrative expenses.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 is incorporated herein by reference.  In 2015, the Company’s strategy of utilizing equipment in unconventional basins has continued.  During the nine months ended September 30, 2015, we made approximately $155.2 million in capital expenditures primarily for the purchases of new equipment as well as maintenance of our existing revenue-producing equipment. We continue to focus on oil and natural gas liquids directed basins where customer activity levels are higher.

During the third quarter of 2015, revenues decreased 53.0 percent to $291.9 million compared to the same period in the prior year. The decrease in revenues resulted primarily from lower activity levels and pricing in our service lines. International revenues for the third quarter of 2015 increased 1.6 percent to $19.4 million compared to the same period in the prior year. International revenues reflect increases in customer activity levels in Argentina and Congo partially offset by decreases in Mexico and Bolivia. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to represent a low percentage of RPC’s consolidated revenues in the future.

Cost of revenues as a percentage of revenues increased during the third quarter of 2015 in comparison to the same period of the prior year due to competitive pricing for our services and inefficiencies resulting from lower activity levels, as well as higher maintenance and repair expenses due to increasing service intensity. However, costs of revenues decreased due to lower costs resulting from lower activity levels, reduced personnel and incentive compensation, and price reductions from suppliers, partially offset by the impact of increasing service intensity. Also, cost of revenues increased by $12.6 million in the third quarter of 2015 compared to the prior year due to a change in accounting estimate for replacement components. In addition, RPC recognized $3.8 million in additional cost of revenues during the third quarter of 2015 due to write-downs in the value of materials and supplies which are slow-moving or can no longer be effectively utilized in providing our services to customers.

Selling, general and administrative expenses as a percentage of revenues increased to 12.3 percent in the third quarter of 2015 compared to 8.2 percent in the same period in the prior year. Although these expenses decreased due to lower total employment costs and other cost reduction efforts as well as decreases in expenses which vary with activity levels, these expenses as a percentage of revenues increased due to significantly lower revenues and the relatively fixed nature of these costs during the short term.

Loss before income taxes was $53.9 million for the three months ended September 30, 2015 compared to income before income taxes of $105.8 million in the same period of 2014. Diluted losses per share were $0.16 for the three months ended September 30, 2015 compared to diluted earnings per share of $0.30 in the same period of 2014. Cash flows from operating activities were $386.3 million for the nine months ended September 30, 2015 compared to $206.3 million in the same period of 2014 due primarily to a significant reduction in working capital partially offset by a decrease in net income. The notes payable to banks decreased to $19.5 million as of September 30, 2015 compared to $224.5 million as of December 31, 2014.

RPC, INC. AND SUBSIDIARIES

We expect capital expenditures during full year 2015 will be approximately $165 million, and to be directed towards the purchases of new revenue-producing equipment as well as the capitalized maintenance of our existing fleet of revenue-producing equipment.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a recent cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and early in the fourth quarter of 2015, the drilling rig count has fallen by approximately 59 percent. The principal catalyst for this steep rig count decline is the decline in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil began to fall at this time due to the perceived oversupply of oil, weak global demand, and the strength of the U.S. dollar on world currency markets. This decline accelerated during the fourth quarter of 2014 when OPEC stated that it would not curtail its production of oil in order to bring stability to oil prices. The price of oil fell by approximately 56 percent from its peak during the second quarter of 2014 until early in the fourth quarter of 2015. Early in the fourth quarter of 2015, most industry analysts believe that the U.S. domestic rig count will decrease further during the fourth quarter of 2015 before stabilizing early in 2016.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. As discussed above, the price of oil began to decline during the second quarter of 2014, and has fallen to levels that discourage our customers from undertaking many exploration and production activities. The price of natural gas has also fallen during 2014 and the first three quarters of 2015. Early in the fourth quarter of 2015 the natural gas-directed rig count fell to its lowest level during the time that this statistic has been recorded. The average price of natural gas liquids during the third quarter of 2015 declined by approximately 61 percent compared to the prior year and by approximately 12 percent compared to the second quarter. These trends have negative implications for our near-term activity levels. The low price of oil should continue to have a negative impact on our customers’ activity levels and our financial results, since the majority of the U.S. domestic drilling rig count is directed towards oil. It is likely that our near-term financial results will continue to be negatively impacted by these declining prices.

The majority of the U.S. domestic rig count remains directed towards oil. At the end of the third quarter of 2015, approximately 76 percent of the U.S. domestic rig count was directed towards oil, a decrease compared to approximately 82 percent at the end of 2014. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term. During the third quarter and beginning of the fourth quarter of 2015, the rig count continued to decline, and we believe that these declines will continue during the remainder of the fourth quarter of 2015 and the first quarter of 2016.

We continue to monitor the market for our services and the competitive environment in 2015. We are cautious about the market for our services because of the decline in the U.S. domestic rig count and the price of oil during 2015, and the highly competitive nature of pricing for our services in the current environment. The current low prices of oil and natural gas discourage us from believing that the U.S. domestic rig count will recover during the near term. Over the long term, we believe that the steep decline in oil-directed drilling in the U.S. domestic market will reduce U.S. domestic oil production and serve as a catalyst for oil prices to increase. This belief is due to the fact that oil-directed wells drilled in shale resource plays typically exhibit high initial production soon after being completed followed by a decline in production in later years. We are also encouraged by the fact that the drilling and completion activities that are taking place during 2015 continue to be highly service-intensive and require a large amount of equipment and raw materials. Furthermore, we note that a large number of wells in the U.S. domestic market have been drilled but not completed. These uncompleted wells represent potential revenue for RPC’s completion-directed service lines, which comprise the majority of RPC’s revenues. Finally, we are encouraged by our belief that our competitors are not increasing the size of their revenue-producing fleets of equipment during this period, and furthermore, that some of our competitors are not maintaining their equipment to a level that allows them to provide services to their customers. During the first three quarters of 2015, we have responded to the significant declines in industry activity levels and pricing for our services by reducing costs by seeking price concessions from our suppliers. In addition, we have reduced employee headcount, closed selected operational locations and revised our variable compensation programs.

RPC, INC. AND SUBSIDIARIES

As we monitor the competitive environment during 2015, we note that many of our smaller competitors have high levels of debt, higher cost structures, and less-developed logistical capabilities than RPC. These characteristics may force these competitors to cease operations because current pricing and activity levels may not allow them to generate enough cash to service their debt and fund their working capital and capital expenditure requirements. During 2015 several smaller competitors have ceased operations and initiated the process of selling their equipment. These observations encourage us to believe that our markets will eventually become less competitive. In this environment RPC also monitors the financial capabilities of our customers, due to the fact that many of them have also financed their operations with a large amount of debt, and this type of financing is less available in 2015 than in previous years. At this time RPC believes that the majority of its customers have access to adequate capital to finance their ongoing operations. RPC expanded its pressure pumping fleet during 2014 and the first two quarters of 2015, but we do not plan additional increases in our fleet of revenue-producing equipment during 2015. Our consistent response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending. Although we have used our bank credit facility to finance our current expansion, we will continue to maintain a conservative financial and capital structure by industry standards.

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Consolidated revenues [in thousands]	$291,924	$620,684	$995,754	$1,705,207
Revenues by business segment [in thousands]:
Technical	$271,346	$576,908	$925,245	$1,588,270
Support	20,578	43,776	70,509	116,937

Consolidated operating (loss) profit [in thousands]	$(51,475)	$106,661	$(97,842)	$274,924
Operating (loss) profit by business segment [in thousands]:
Technical	$(44,240)	$102,849	$(87,631)	$267,462
Support	(1,850)	14,735	599	31,190
Corporate	(1,594)	(3,239)	(9,695)	(12,407)
Loss on disposition of assets, net	(3,791)	(7,684)	(1,115)	(11,321)

Percentage cost of revenues to revenues	80.4%	64.2%	77.2%	64.7%
Percentage selling, general & administrative expenses to revenues	12.3%	8.2%	11.9%	8.6%
Percentage depreciation and amortization expense to revenues	23.7%	9.2%	20.6%	9.9%
Average U.S. domestic rig count	864	1,903	1,058	1,845
Average natural gas price (per thousand cubic feet (mcf))	$2.73	$3.91	$2.75	$4.44
Average oil price (per barrel)	$46.81	$97.74	$51.11	$99.89

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

Revenues. Revenues for the three months ended September 30, 2015 decreased 53.0 percent compared to the three months ended September 30, 2014. Domestic revenues of $272.5 million decreased 54.7 percent compared to the same period in the prior year. The decreases in revenues are due primarily to lower activity levels and pricing for our service lines. International revenues of $19.4 million increased 1.6 percent for the three months ended September 30, 2015 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas was 30.2 percent lower and the average price of oil was 52.1 percent lower during the third quarter of 2015 as compared to the same period in the prior year. The average domestic rig count during the current quarter was 54.6 percent lower than the same period in 2014.

The Technical Services segment revenues for the third quarter of 2015 decreased 53.0 percent compared to the same period in the prior year. Revenues in this segment decreased due primarily to lower activity levels and pricing as compared to the prior year, partially offset by increasing service intensity in our pressure pumping service line, which is the largest service line within this segment. The Support Services segment revenues for the third quarter of 2015 decreased by 53.0 percent compared to the same period in the prior year. This decrease was due principally to lower pricing and activity levels within rental tools, which is the largest service line within this segment. Both the Technical and Support Services segments reported operating losses due to lower revenues, partially offset by cost control efforts undertaken throughout the Company.

Cost of revenues.  Cost of revenues decreased 41.1 percent to $234.6 million for the three months ended September 30, 2015 compared to $398.3 million for the three months ended September 30, 2014.  Cost of revenues decreased due to lower costs resulting from lower activity levels, reduced personnel and incentive compensation, and price reductions from suppliers, partially offset by the impact of increasing service intensity. Also, during the third quarter of 2015, replacement parts totaling $12.6 million were charged to cost of revenues rather than capitalized as a result of a change in accounting estimate implemented during 2015. In addition, RPC recognized $3.8 million in additional cost of revenues during the third quarter of 2015 due to write-downs in the value of materials and supplies which are slow-moving or can no longer be effectively utilized in providing our services to customers. As a percentage of revenues, cost of revenues increased due to competitive pricing for our services and inefficiencies resulting from lower activity levels, as well as higher maintenance and repair expenses due to increasing service intensity.

Selling, general and administrative expenses. Selling, general and administrative expenses were $35.9 million for the three months ended September 30, 2015 and $50.8 million for the three months ended September 30, 2014. These expenses decreased due to lower total employment costs and other cost reduction efforts as well as decreases in expenses which vary with activity levels. As a percentage of revenues, these costs increased to 12.3 percent during the three months ended September 30, 2015 compared to 8.2 percent during the same period in the prior year due to significantly lower revenues and the relatively fixed nature of these costs during the short term.

Depreciation and amortization. Depreciation and amortization totaled $69.0 million for the three months ended September 30, 2015, a 20.7 percent increase, compared to $57.2 million for the quarter ended September 30, 2014 due to capital equipment placed in service during the previous four quarters.

Loss on disposition of assets, net.  Loss on disposition of assets, net was $3.8 million for the three months ended September 30, 2015 compared to $7.7 million for the three months ended September 30, 2014.  The loss on disposition of assets, net is comprised of gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment. The decrease in losses compared to the prior year resulted from a change in accounting estimate beginning in 2015 whereby the cost of replacing certain pressure pumping unit components was recorded as cost of revenues upon installation rather than being capitalized. During 2014, the remaining net book value of these components damaged beyond repair was recorded as a loss on disposition.

Other (expense) income, net. Other expense, net was $2.2 million for the three months ended September 30, 2015 compared to $454 thousand for the same period in the prior year. Other income, net primarily includes mark to market gains and losses on investments in the non-qualified benefit plan.

Interest expense. Interest expense of $250 thousand for the three months ended September 30, 2015 decreased compared to $456 thousand for the three months ended September 30, 2014. The decrease in interest expense is due primarily to a significantly lower average debt balance on our revolving credit facility partially offset by an increase in the effective interest rate on the credit facility in the third quarter of 2015 compared to the same period in the prior year. The effective interest rate for the third quarter of 2015 is higher in comparison to the prior year due to the fixed nature of certain loan issue costs and facility fees included in interest expense.

Income tax (benefit) provision. Income tax benefit was $18.8 million during the three months ended September 30, 2015 in comparison to an income tax provision of $40.9 million for the same period in 2014 primarily due to lower income before income taxes. The effective tax rate of 34.8 percent for the three months ended September 30, 2015 was slightly lower than the 38.6 percent for the three months ended September 30, 2014. The effective tax rate is lower in 2015 in comparison to the prior year because of certain statutory tax rates that are based on revenues.

RPC, INC. AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

Revenues. Revenues for the nine months ended September 30, 2015 decreased 41.6 percent compared to the nine months ended September 30, 2014. Domestic revenues of $942.9 million decreased 42.6 percent compared to the same period in the prior year. The decreases in revenues are due primarily to lower activity levels and pricing in our service lines. International revenues of $52.9 million decreased 15.4 percent for the nine months ended September 30, 2015 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

The average price of natural gas was 38.1 percent lower and the average price of oil was 48.8 percent lower during the nine months ended September 30, 2015 as compared to the same period in the prior year. The average domestic rig count during the nine months ended September 30, 2015 was 42.7 percent lower than the same period in 2014.

The Technical Services segment revenues for the nine months ended September 30, 2015 decreased 41.7 percent compared to the same period in the prior year. Revenues in this segment decreased due primarily to lower activity levels and pricing as compared to the prior year, partially offset by increasing service intensity in our pressure pumping service line, which is the largest service line within this segment. The Support Services segment revenues for the nine months ended September 30, 2015 decreased by 39.7 percent compared to the same period in the prior year. This decrease was due principally to lower pricing and activity levels within rental tools, which is the largest service line within this segment. Operating (loss) profit in both the Technical and Support Services segments decreased due to lower revenues, partially offset by cost control efforts undertaken throughout the Company.

Cost of revenues.  Cost of revenues decreased 30.3 percent to $768.7 million for the nine months ended September 30, 2015 compared to $1.1 billion for the nine months ended September 30, 2014.  Cost of revenues decreased due to lower costs resulting from lower activity levels, reduced personnel and incentive compensation, and price reductions from suppliers, partially offset by the impact of increasing service intensity. Also, during the nine months ended September 30, 2015, replacement parts totaling approximately $32.0 million were charged to cost of revenues rather than capitalized as a result of a change in accounting estimate. In addition, RPC recognized $3.8 million in additional cost of revenues during the third quarter of 2015 due to write-downs in the value of materials and supplies which are slow-moving or can no longer be effectively utilized in providing our services to customers. As a percentage of revenues, cost of revenues increased during the nine months ended September 30, 2015 in comparison to the same period of the prior year due to competitive pricing for our services and inefficiencies resulting from lower activity levels, as well as higher maintenance and repair expenses due to increasing service intensity.

Selling, general and administrative expenses. Selling, general and administrative expenses were $119.0 million for the nine months ended September 30, 2015 and $147.1 million for the nine months ended September 30, 2014. These expenses decreased due to lower total employment costs and other cost reduction efforts as well as decreases in expenses which vary with activity levels. As a percentage of revenues, these costs increased to 11.9 percent during the nine months ended September 30, 2015 compared to 8.9 percent during the same period in the prior year due to the relatively fixed nature of these costs during the short term.

Depreciation and amortization. Depreciation and amortization totaled $204.8 million for the nine months ended September 30, 2015, a 21.0 percent increase, compared to $169.2 million for the nine months ended September 30, 2014 due to capital equipment placed in service during the previous four quarters.

Loss on disposition of assets, net.  Loss on disposition of assets, net was $1.1 million for the nine months ended September 30, 2015 compared to $11.3 million for the nine months ended September 30, 2014. The loss on disposition of assets, net is comprised of gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment. The decrease in losses compared to the prior year resulted from a change in accounting estimate beginning in 2015 whereby the cost of replacing certain pressure pumping unit components was recorded as cost of revenues upon installation rather than being capitalized. During 2014, the remaining net book value of these components damaged beyond repair was recorded as a loss on disposition.

RPC, INC. AND SUBSIDIARIES

Other (expense) income, net. Other income, net was $3.9 million for the nine months ended September 30, 2015 compared to $457 thousand for the same period in the prior year. Other (expense) income, net primarily includes mark to market gains and losses on investments in the non-qualified benefit plan.

Interest expense. Interest expense of $1.3 million for the nine months ended September 30, 2015 increased compared to $842 thousand for the nine months ended September 30, 2014. Interest was higher in the nine months ended September 30, 2015 because interest expense during the nine months ended September 30, 2014 included a credit related to the favorable outcome of a sales tax audit. In addition, the average balance on our revolving credit facility was higher during the nine months ended September 30, 2015 in comparison to the prior year same period.

Income tax (benefit) provision. Income tax benefit was $33.6 million during the nine months ended September 30, 2015 in comparison to an income tax provision of $107.0 million for the same period in 2014 primarily due to lower income before income taxes. The effective tax rate of 35.2 percent for the nine months ended September 30, 2015 was slightly lower than the 39.0 percent for the nine months ended September 30, 2014. The effective tax rate is lower in 2015 in comparison to the prior year because of certain statutory tax rates that are based on revenues.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents at September 30, 2015 were $7.5 million. The following table sets forth the historical cash flows for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
(In thousands)	2015	2014
Net cash provided by operating activities	$386,285	$206,274
Net cash used for investing activities	(147,267)	(222,493)
Net cash (used for) provided by financing activities	(241,282)	16,041

Cash provided by operating activities for the nine months ended September 30, 2015 increased by $180.0 million compared to the same period in the prior year. This increase is due primarily to net favorable changes in working capital of $398.3 million and an increase related to depreciation and amortization expense of $37.0 million partially offset by a decrease in net income of $229.2 million.

The favorable change in working capital is primarily due to favorable changes of $503.6 million in accounts receivable and $46.4 million in inventories due to lower business activity levels coupled with favorable changes of $8.9 million in net income taxes receivable/payable. These favorable changes were partially offset by unfavorable changes of $116.4 million in accounts payable; $33.6 million in accrued payroll and related expenses; $4.9 million in prepaid expenses and other current assets and $5.1 million in accrued state, local and other taxes consistent with lower business activity levels coupled with the timing of payments.

Cash used for investing activities for the nine months ended September 30, 2015 decreased by $75.2 million, compared to the nine months ended September 30, 2014, primarily as a result of lower capital expenditures.

Cash used for financing activities for the nine months ended September 30, 2015 increased by $257.3 million primarily as a result of higher net loan repayments partially offset by lower open market share repurchases and common stock dividends during the nine months ended September 30, 2015 compared to the same period in the prior year.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2015 remains strong. We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization and cash expected to be generated from operations will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $350 million revolving credit facility (the “Revolving Credit Agreement”) that matures in January 2019. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items. Our outstanding borrowings were $19.5 million at September 30, 2015, and $29.3 million of the credit facility supports outstanding letters of credit relating to self-insurance programs or contract bids. Accordingly, a total of $301.2 million remains available under our facility as of September 30, 2015. Additional information regarding our Revolving Credit Agreement is included in Note 10 of the Notes to Consolidated Financial Statements included in this report.

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

Cash Requirements

The Company currently expects that capital expenditures will be approximately $165 million during 2015, of which $155.2 million has been spent as of September 30, 2015. We expect capital expenditures for the remainder of 2015 to be primarily directed toward capitalized equipment maintenance. The actual amount of 2015 capital expenditures will depend upon equipment maintenance requirements, expansion opportunities, and equipment delivery schedules and can be modified based on market conditions and other factors.

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

As of September 30, 2015, the Company’s stock buyback program authorizes the repurchase of up to 31,578,125 shares. There were no shares purchased on the open market during the first nine months of 2015, and 2,050,154 shares remain available to be repurchased under the current authorization as of September 30, 2015. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On July 28, 2015, the Board of Directors voted to temporarily suspend RPC’s quarterly dividend to common stockholders. The Company expects to resume cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. During 2013 and 2014, we experienced high employment costs due to the demand for skilled labor in our markets. In addition, we experienced high costs for certain raw materials the Company uses to provide its services, in spite of our efforts to secure raw materials from alternative sources. During 2015, however, wage rates began to decline as personnel utilization decreased due to lower oilfield activity levels. Also during the first quarter of 2015, raw materials costs began to decline due to greater sources of supply coupled with lower demand by oilfield service companies because of depressed customer activity levels. These declines continued to a lesser degree during the second and third quarters. We believe that continued low oilfield activity during 2015 will cause further decreases in both wage rates for skilled labor and the prices of raw materials used in providing our services. Because customers are demanding lower prices for our services, however, it will be difficult to realize higher operating profit from these anticipated costs decreases.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RPC, INC. AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the nine months ended September 30, 2015, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $550,000 for the nine months ended September 30, 2015 compared to $501,000 for the comparable period in 2014.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $992,000 for the nine months ended September 30, 2015 and $825,000 for the nine months ended September 30, 2014.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $63,000 for the nine months ended September 30, 2015 and $61,500 for the nine months ended September 30, 2014.

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

RPC, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our plans to continue to pursue international growth opportunities and our belief that international revenues will continue to represent a low percentage of our consolidated revenues in the future; our expectation for the amount and focus of our capital expenditures during 2015; the belief of most industry analysts that the rig count will continue to decrease before stabilizing early in 2016; our belief that the low price of oil should continue to have a negative impact on our customers’ activity levels and our financial results; our belief that it is likely that our near-term financial results will continue to be negatively impacted by these declining prices; our belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term; our belief that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells and industry projections of limited increases in domestic natural gas demand during the near term; our belief that the overall rig count will continue to decline during the remainder of 2015 and the first quarter of 2016; our cautious view about the market for our services because of the recent steep decline in U.S. domestic rig count and the highly competitive nature of pricing for our services in the current environment; our belief that the current low prices of oil and natural gas discourage us from believing that the U.S. domestic rig count will recover during the near term; our belief that the steep decline in oil-directed drilling in the U.S. domestic market will reduce U.S. domestic oil production and serve as a catalyst for oil prices to increase; our belief that high levels of debt, higher cost structures and less-developed logistical capabilities of our smaller competitors may force these competitors to cease operations or sell their businesses because current pricing and activity levels may not allow them to generate enough cash to service their debt and fund their working capital and capital expenditures requirements; our observations about the competitive landscape in our industry encourage us regarding the overall level of competition in our markets; our belief that a majority of our customers have access to adequate capital to finance their ongoing operations; our belief that we will still maintain a conservative financial structure by our industry standards; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; our expectation that we will resume cash dividends; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our belief that continued low oil field activity during 2015 will cause further decreases in both wages for skilled labor and the prices of raw material used in providing our services; our belief that because customers are demanding lower prices for our services it will be difficult to realize higher operating profit from these anticipated cost decreases; our belief that changes in foreign exchange rates is not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of September 30, 2015, there are outstanding interest-bearing advances of $19.5 million on our credit facility which bear interest at a floating rate. A change in the interest rate of one percent on the outstanding balance of the credit facility at September 30, 2015 would cause a change of $0.2 million in total annual interest costs.

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

As of the end of the period covered by this report, September 30, 2015 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 5. OTHER INFORMATION

None.

RPC, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2014).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
18	Preferability Letter from Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18 to Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2015).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
95.1	Mine Safety Disclosures.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Richard A. Hubbell
Date: October 30, 2015	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: October 30, 2015	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

