Form 10-K
period 2015-12-31
RPC INC
filed 2016-02-29
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Yes ☐ No ☒

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $793,711,327 based on the closing price on the New York Stock Exchange on June 30, 2015 of $13.83 per share.

RPC, Inc. had 217,616,291 shares of Common Stock outstanding as of February 18, 2016.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include without limitation statements regarding our beliefs regarding natural gas prices, production levels and drilling activities; our belief that petroleum prices carry significant negative implications for RPC’s customer activity levels over the near term; our belief that oil-directed drilling will continue to represent the majority of the total drilling rig activity; our continued belief in the long-term growth opportunities for our business; our expectation to continue to focus on the development of international business opportunities in current and other international markets; our expectations regarding acquisition targets in our industry and our ability to consummate certain transactions; the adequacy of our insurance coverage; the impact of lawsuits, legal proceedings and claims on our business and financial condition; our expectations regarding payment of cash dividends to common stockholders; our belief that the domestic rig count will continue to decline; our belief that we will not enter into additional long-term contractual arrangements with customers during 2016; our statement that most industry analysts believe that the U.S. domestic rig count will continue to decline during the first half of 2016 before stabilizing in the second half of the year; our statement that industry trends have negative implications for our near-term activity levels; our belief that low commodity prices will continue to depress our financial results in the near term; our cautious view about the market for our services; our belief that the steep decline in oil-directed drilling in the U.S. domestic market will reduce U.S. domestic oil production and over the long term serve as a catalyst for oil prices to increase; our belief regarding potential revenue related to uncompleted wells; our expectations regarding competition in our market; our expectations regarding the return of assets to service when markets improve; our statement that we do not plan additional increases in our fleet of revenue-producing equipment during 2016; our ability to maintain sufficient liquidity and a conservative capital structure; our belief about the amount of the contribution to the defined benefit pension plan in 2016; our ability to fund capital requirements in the future; the estimated amount of our capital expenditures and contractual obligations for future periods; our expectations regarding the prices of skilled labor and many of the raw materials used in providing our services; our belief that it will be difficult to realize higher operating profits from anticipated cost decreases; estimates made with respect to our critical accounting policies; the effect of new accounting standards; and the effect of the changes in foreign exchange rates on our consolidated results of operation or financial condition.

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

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets. The services and equipment provided include, among others, (1) pressure pumping services, (2) downhole tool services, (3) coiled tubing services, (4) snubbing services (also referred to as hydraulic workover services), (5) nitrogen services, (6) the rental of drill pipe and other specialized oilfield equipment, and (7) well control. RPC acts as a holding company for its operating units, Cudd Energy Services, Patterson Rental and Fishing Tools, Bronco Oilfield Services, Thru Tubing Solutions, Well Control School, and others. As of December 31, 2015, RPC had approximately 3,100 employees.

Business Segments

RPC’s service lines have been aggregated into two reportable oil and gas services business segments, Technical Services and Support Services, because of the similarities between the financial performance and approach to managing the service lines within each of the segments, as well as the economic and business conditions impacting their business activity levels.

During 2015, less than one percent of RPC’s consolidated revenues were generated from offshore operations in the U.S. Gulf of Mexico and in the Gulf of Alaska.  We also estimate that 70 percent of our 2015 revenues were related to drilling and production activities for oil, and 30 percent were related to drilling and production activities for natural gas.

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

Support Services include RPC’s oil and gas service lines that primarily provide equipment for customer use or services to assist customer operations. The equipment and services include drill pipe and related tools, pipe handling, pipe inspection and storage services, and oilfield training and consulting services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico, mid-continent, Rocky Mountain and Appalachian regions and project work in selected international locations in the last three years including primarily Canada, Latin America and the Middle East. Customers primarily include domestic operations of major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

Technical Services

The following is a description of the primary service lines conducted within the Technical Services business segment:

Pressure Pumping. Pressure pumping services, which accounted for approximately 54 percent of 2015 revenues, 57 percent of 2014 revenues and 55 percent of 2013 revenues are provided to customers throughout Texas, and the Appalachian, mid-continent and Rocky Mountain regions of the United States. We primarily provide these services to customers in order to enhance the initial production of hydrocarbons in formations that have low permeability. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in the pressure pumping business include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

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

Downhole Tools. Thru Tubing Solutions (“TTS”) accounted for approximately 18 percent of 2015 revenues, 15 percent of 2014 revenues and 16 percent of 2013 revenues. TTS provides services and proprietary downhole motors, fishing tools and other specialized downhole tools and processes to operators and service companies in drilling and production operations, including casing perforation at the completion stage of an oil or gas well. The services that TTS provides are especially suited for unconventional drilling and completion activities. TTS’ experience providing reliable tool services allows it to work in a pressurized environment with virtually any coiled tubing unit or snubbing unit.

Coiled Tubing. Coiled tubing services, which accounted for approximately nine percent of revenues in 2015, 2014 and 2013, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, more costly workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig. Increasingly, coiled tubing units are also used to support completion activities in directional and horizontal wells. Such completion activities usually require multiple entrances in a wellbore in order to complete multiple fractures in a pressure pumping operation. A coiled tubing unit can accomplish this type of operation because its flexibility allows it to be steered in a direction other than vertical, which is necessary in this type of wellbore. At the same time, the strength of the coiled tubing string allows various types of tools or motors to be conveyed into the well effectively. The uses for coiled tubing in directional and horizontal wells have been enhanced by improved fabrication techniques and higher-diameter coiled tubing which allows coiled tubing units to be used effectively over greater distances, thus allowing them to function in more of the completion activities currently taking place in the U.S. domestic market. There are several manufacturers of flexible steel pipe used in coiled tubing services, and the Company believes that its sources of supply are adequate.

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for approximately three percent of revenues in 2015 and 2014 and four percent of revenues in 2013, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure on the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing rig can perform many applications at a lower cost than other alternatives. Because this service involves a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relative few operators who have the experience and knowledge required to perform such services safely and efficiently. Increasingly, snubbing units are used for unconventional completions at the outer reaches of long wellbores which cannot be serviced by coiled tubing because coiled tubing has a more limited range than drill pipe conveyed by a snubbing unit.

Nitrogen. Nitrogen accounted for approximately four percent of revenues in 2015, three percent of revenues in 2014 and four percent of revenues in 2013. There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. Increasingly, it is used as a displacement medium to increase production in older wells in which production has depleted. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service line. In addition, nitrogen can be complementary to our snubbing and coiled tubing service lines, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service line as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer's well.

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

Support Services

The following is a description of the primary service lines conducted within the Support Services business segment:

Rental Tools. Rental tools accounted for approximately four percent of revenues in 2015, 2014 and 2013. The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular assets with rental items instead of owning a complete set of assets. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in Texas, the Gulf of Mexico, mid-continent region, Appalachian region and the Rocky Mountains.

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

Due to aging oilfields and lower-cost sources of oil internationally, the drilling rig count in the U.S. has declined by approximately 89 percent from its peak in 1981. However, due to continuously enhanced technology, more wells are drilled during periods of strong industry activity, and these wells are increasingly productive. For these reasons, the domestic production of natural gas rose to record levels in the third quarter of 2015, and domestic production of crude oil in the third quarter of 2015 reached its highest level since the third quarter of 1971. Domestic production of both natural gas and oil began to decline during the third and fourth quarters of 2015, however, due to the decline in domestic drilling and completion activities. Oil and gas industry activity levels have historically been volatile, experiencing multiple cycles, including down cycle troughs in 1986, 1992, 1999 (with April 1999 recording the lowest U.S. drilling rig count in the industry’s history), 2002 and again in 2009. The rig count during the peak of the most recent cycle occurred at the end of the third quarter of 2014, and began to decline sharply during the fourth quarter of 2014. The rig count continued to decline in 2015 and 2016. Early in 2016, the U.S. domestic drilling rig count had declined by approximately 73 percent from its most recent peak in 2014 and was only five percent higher than the April 1999 record low drilling rig count.

The fluctuations in domestic drilling activity since the most recent peak in the third quarter of 2014 are consistent with global supply of and demand for oil, the domestic supply of and demand for natural gas, U.S. domestic storage levels of oil and natural gas, fluctuations in the value of the U.S. dollar on world currency markets, and projected near-term economic growth. During 2015 the average price of natural gas decreased by approximately 39 percent compared to the prior year, but during the first quarter of 2016 stabilized at a price approximately equal to the average price in the fourth quarter of 2015. The average price of oil decreased by approximately 48 percent during 2015 compared to 2014. Early in the first quarter of 2016, the price of oil decreased by approximately 26 percent compared to the fourth quarter of 2015. RPC believes that the decrease in the price of oil during this period has been caused by the actions of the OPEC cartel, increased supply from the domestic U.S. market, weak global demand, the strength of the U.S. dollar on global currency markets and high storage levels of oil. The precipitous decline in the price of oil that has taken place since the third quarter of 2014 has caused a significant decrease in oil-directed drilling activity. During this period the U.S. domestic oil-directed drilling rig count has fallen by approximately 70 percent. In addition to oil and natural gas, the price of natural gas liquids has become a determinant of our customers’ activity levels, since it is produced in many of the shale resource plays which also produce oil, and production of various natural gas liquids has increased to a level comparable to that of natural gas. During 2015 the average price of natural gas liquids decreased by approximately 56 percent compared to 2014, and early in the first quarter of 2016 had declined by approximately 26 percent compared to the average price in 2015. The declines in the prices of oil, natural gas, and natural gas liquids during 2015 and the first quarter of 2016 to date carry significant negative implications for RPC’s customer activity levels over the near term.

From 2001 to 2009, gas drilling rigs represented over 80 percent of the drilling rig count. In 2010, the percentage of drilling rigs drilling for natural gas began to decline, and by early in the first quarter of 2015 had fallen to approximately 18 percent of total drilling activity. In absolute terms, the natural gas drilling rig count early in the first quarter of 2016 was the lowest natural gas drilling rig count ever recorded. Although the demand for natural gas has remained stable, the price of natural gas has fallen in recent years due to increased domestic reserves, productivity of new wells, and high associated natural gas production from oil-directed wells. The price of natural gas has declined in 2015 and early in the first quarter of 2016, and has fallen to a level not observed since the fourth quarter of 1998. We have observed that these natural gas market dynamics discourage our customers from conducting natural gas-directed drilling activities. In spite of these unfavorable near-term dynamics, the long-term demand outlook for natural gas is still favorable because, unlike oil, foreign imports of natural gas do not compete with domestic production to a meaningful degree, and in the fourth quarter of 2015, the United States began to export natural gas for the first time. We anticipate that oil-directed drilling will continue to represent the majority of the total drilling rig count, in spite of the fact that the price of oil has declined tremendously from the third quarter of 2014 through the first quarter of 2016 to date. Over the long term, we believe that natural gas-directed drilling will increase due to the lack of natural gas production from oil-directed drilling and increased natural gas demand from U.S. exports of natural gas and changes in demand due to increased use of natural gas as a transportation fuel or for other purposes. We continue to believe in the long-term growth opportunities for our business due to the continued high demand for hydrocarbons generally and the growing production of oil in the domestic U.S. market in particular. Furthermore, we note that the techniques used to extract oil and natural gas in the U.S. domestic market increasingly require the types of services that RPC provides to its customers.

There are certain types of wells being drilled in the U.S. domestic market for which there is a higher demand for RPC’s services. Known as either directional or horizontal wells, these wells are more difficult and costly to complete. They have become an increasingly large percentage of the U.S. domestic market, and since the third quarter of 2008, have consistently comprised the majority of U.S. domestic drilling. Because they are drilled through a typically narrow and relatively impermeable formation such as shale, they require additional stimulation when they are completed. Also, many of these formations require high pumping rates of stimulation fluids under high pressures, which in turn require a great deal of pressure pumping horsepower on location to complete the well. Furthermore, since they are not drilled in a straight vertical direction from the Earth’s surface, they require tools and drilling mechanisms that are flexible, rather than rigid, and can be steered once they are downhole. Specifically, these types of wells require RPC’s pressure pumping and coiled tubing services, as well as our downhole tools and services.

International. RPC has historically operated in several countries outside of the United States, and international revenues accounted for approximately six percent of RPC’s consolidated revenues in 2015 and four percent in 2014 and 2013. RPC’s equipment investments over the last several years have emphasized domestic rather than international expansion because of higher domestic activity levels and expected financial returns. International revenues decreased primarily due to lower customer activity levels in Canada, Australia, Bolivia and Mexico in 2015 partially offset by increased activity in Argentina compared to the prior year. During 2015, RPC provided snubbing, well control and oilfield training services in several countries including Gabon and Australia. We also provided downhole motors and tools in Argentina, Canada, China and Oman, and rental tools in Equatorial Guinea. We continue to focus on the selected development of international opportunities in these and other markets, although we believe that it will continue to be less than ten percent of total revenues in 2016.

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

RPC seeks to expand its service capabilities through a combination of internal growth, acquisitions, joint ventures and strategic alliances. Historically, we have found that we generate higher financial returns from organic growth in service lines and geographical locations in which we have experience. Because of the fragmented nature of the oil and gas services industry, RPC believes a number of acquisition opportunities exist, and we frequently consider such opportunities. We have consummated relatively few acquisitions, however, due to high seller valuation expectations and the risk of integrating acquired businesses into our existing operations. As the current industry downturn continues, we believe that many financial investors who have provided capital to smaller oilfield service companies in the past several years are seeking to liquidate their investments. This development, along with continued depressed financial results in our industry, may make valuations for acquisition targets more attractive. We will continue to consider the acquisitions of existing businesses but will also continue to maintain a conservative capital structure, which may limit our ability to consummate large transactions.

RPC has a revolving credit facility to fund the purchase of revenue-producing equipment and other working capital requirements. In January 2014, this facility was extended for five years, and in November of 2015, RPC voluntarily reduced the borrowing capacity of the facility. We have pursued this capital source because of the high returns on investment that have been generated by many of our service lines during the previous several years, and because of the low cost and ready availability of debt capital. During 2014, we purchased additional revenue-producing equipment to support high industry activity levels. We took delivery of this equipment during the third and fourth quarters of 2014 and the first and second quarters of 2015. We had no outstanding balance on our credit facility at the end of 2015 due to a decrease in capital expenditures and working capital. Our capital structure is more conservative than that of many of our peers.

Customers

Demand for RPC’s services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies. During 2015, RPC provided oilfield services to several hundred customers. Of these customers, only one, Anadarko Petroleum Corporation (Anadarko) at approximately 23 percent of revenues, accounted for more than 10 percent of revenues. RPC believes that the relationship with this customer is good, but the loss of this customer could have a material adverse effect on Company revenues in the near term.

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

Competition

RPC operates in highly competitive areas of the oilfield services industry. Our products and services are sold in highly competitive markets, and the revenues and earnings generated are affected by changes in prices for our services, fluctuations in the level of customer activity in major markets, general economic conditions and governmental regulation. RPC competes with many large and small oilfield industry competitors, including the largest integrated oilfield services companies. Strong oilfield activity during the past several years and the availability of capital have encouraged several new, smaller companies to seek debt and equity capital and accelerate their growth rates. The presence of these new competitors has increased competitive pricing pressures as domestic oilfield activity moderated during 2013, 2014 and 2015. Although the growth in the overall domestic fleet of revenue-producing equipment has moderated, pricing for our services remains competitive. RPC believes that the principal competitive factors in the market areas that it serves are product availability and quality of our equipment and raw materials used to provide our services, service quality, reputation for safety and technical proficiency, and price.

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

Although the production sector of the oil and gas industry is less immediately affected by changing prices, and, as a result, less volatile than the exploration sector, producers react to declining oil and gas prices by curtailing capital spending, which would adversely affect our business. A prolonged low level of customer activity in the oil and gas industry has adversely affected the demand for our products and services and our financial condition and results of operations.

Reliance upon a large customer may adversely affect our revenues and operating results.

At times our business has had a concentration of one or more major customers. One of our largest customers, Anadarko, accounted for approximately 23 percent of revenues in 2015, and there were no other customers during 2015 and no customers in 2014 and 2013 that accounted for more than 10 percent of the Company’s revenues. In addition, Anadarko accounted for approximately 14 percent of accounts receivable as of December 31, 2015, and there were no other customers as of December 31, 2015 and no customers as of December 31, 2014 that accounted for more than 10 percent of accounts receivable. This reliance on a large customer for a significant portion of our total revenues exposes us to the risk that the loss or reduction in revenues from this customer, which could occur unexpectedly, could have a material and disproportionate adverse impact upon our revenues and operating results.

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

RPC’s pressure pumping services are the subject of continuing federal, state and local regulatory oversight. This scrutiny is prompted in part by public concern regarding the potential impact on drinking and ground water and other environmental issues arising from the growing use of hydraulic fracturing. Among these regulatory entities is the White House Council on Environmental Quality, which is coordinating a review of hydraulic fracturing practices. In addition, a committee of the United States House of Representatives has investigated hydraulic fracturing practices and publicized information regarding the materials used in hydraulic fracturing. The U.S. Environmental Protection Agency (EPA) has also undertaken a study of the environmental impact of hydraulic fracturing practices. In the second quarter of 2015, the EPA issued a report which concluded that hydraulic fracturing had not caused a measureable impact on drinking water sources in the U.S. While this conclusion and other conclusions from similar efforts are favorable for our industry, we are unable to predict whether future scrutiny of RPC’s pressure pumping business and any resulting regulatory change will impact our business through increased operational costs, operational delays, or a reduction in demand for hydraulic fracturing services.

Our international operations could have a material adverse effect on our business.

Our operations in various countries including, but not limited to, Africa, Canada, Argentina, China, Mexico, Eastern Europe, Latin America and the Middle East are subject to risks. These risks include, but are not limited to, political changes, expropriation, currency restrictions and changes in currency exchange rates, taxes, boycotts and other civil disturbances. The occurrence of any one of these events could have a material adverse effect on our operations.

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

RPC’s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 74 percent of RPC’s outstanding shares of common stock. As a result, these stockholders effectively control the operations of RPC, including the election of directors and approval of significant corporate transactions such as acquisitions and other matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over the Company at a premium.

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

We purchase equipment provided by a limited number of manufacturers who specialize in oilfield service equipment. During periods of high demand, these manufacturers may not be able to meet our requests for timely delivery, resulting in delayed deliveries of equipment and higher prices for equipment. There are a limited number of suppliers for certain materials used in pressure pumping services, our largest service line. While these materials are generally available, supply disruptions can occur due to factors beyond our control. Such disruptions, delayed deliveries, and higher prices may limit our ability to provide services, or increase the costs of providing services, which could reduce our revenues and profits.

We have used outside financing to accomplish our growth strategy, and outside financing may become unavailable or may be unfavorable to us.

Our business requires a great deal of capital in order to maintain our equipment and increase our fleet of equipment to expand our operations, and we have access to our $125 million credit facility to fund our necessary working capital and equipment requirements. Most of our existing credit facility bears interest at a floating rate, which exposes us to market risks as interest rates rise. If our existing capital resources become unavailable, inadequate or unfavorable for purposes of funding our capital requirements, we would need to raise additional funds through alternative debt or equity financings to maintain our equipment and continue our growth. Such additional financing sources may not be available when we need them, or may not be available on favorable terms. If we fund our growth through the issuance of public equity, the holdings of stockholders will be diluted. If capital generated either by cash provided by operating activities or outside financing is not available or sufficient for our needs, we may be unable to maintain our equipment, expand our fleet of equipment, or take advantage of other potentially profitable business opportunities, which could reduce our future revenues and profits.

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

Leased Locations

Canton, Pennsylvania — Operations, sales and equipment storage yards

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	84	1/24/84
Chairman of the Board
Richard A. Hubbell (2)	71	4/22/03
President and
Chief Executive Officer
Linda H. Graham (3)	79	1/27/87
Vice President and
Secretary
Ben M. Palmer (4)	55	7/8/96
Vice President,
Chief Financial Officer and
Treasurer

(1)	R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. Mr. Rollins has served as Chairman of the Board of RPC since the spin-off of RPC from Rollins, Inc. in 1984. He has served as Chairman of the Board of Marine Products Corporation (boat manufacturing) since it was spun off from RPC in 2001 and Chairman of the Board of Rollins, Inc. since October 1991. He is also a director of Dover Downs Gaming and Entertainment, Inc. and Dover Motorsports, Inc.

(2)	Richard A. Hubbell has been the President of RPC since 1987 and Chief Executive Officer since 2003. He has also been the President and Chief Executive Officer of Marine Products Corporation since it was spun off from RPC in 2001. Mr. Hubbell serves on the Board of Directors of both of these companies.

(3)	Linda H. Graham has been the Vice President and Secretary of RPC since 1987. She has also been the Vice President and Secretary of Marine Products Corporation since it was spun off from RPC in 2001. Ms. Graham serves on the Board of Directors of both of these companies.

(4)	Ben M. Palmer has been the Vice President, Chief Financial Officer and Treasurer of RPC since 1996. He has also been the Vice President, Chief Financial Officer and Treasurer of Marine Products Corporation since it was spun off from RPC in 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES. As of February 18, 2016 there were 217,616,291 shares of common stock outstanding and approximately 19,400 beneficial holders of our common stock. The following table sets forth the high and low prices of RPC’s common stock and dividends paid for each quarter in the years ended December 31, 2015 and 2014:

	2015			2014
Quarter	High	Low	Dividends	High	Low	Dividends
First	$14.15	$10.58	$0.105	$21.09	$16.16	$0.105
Second	16.66	12.81	0.050	23.75	19.27	0.105
Third	13.85	8.54	-	25.15	20.67	0.105
Fourth	13.69	8.45	-	22.15	11.55	0.105

On July 28, 2015, RPC’s Board of Directors voted to temporarily suspend RPC’s quarterly dividend to common stockholders. The Company expects to resume cash dividends to common stockholders in the future, subject to the earnings and financial condition of the Company and other relevant factors.

Issuer Purchases of Equity Securities

The Company has a stock buyback program initially adopted in 1998 and subsequently amended in 2014 that authorizes the repurchase of up to 31,578,125 shares. There were no shares repurchased as part of this program during 2015. As of December 31, 2015, there are 2,050,154 shares available to be repurchased under the current authorization. Currently the program does not have a predetermined expiration date.

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

The Company was a component of the Russell 1000 during 2015. The Russell 1000 is a stock index representing large capitalization U.S. stocks with high historical growth in revenues and earnings. The components of the index had a weighted average market capitalization in 2015 of $125 billion, and a median market capitalization of $7.7 billion. The Russell 1000 was chosen because it represents companies with comparable market capitalizations to the Company, and because the Company is a component of the index. The OSX is a stock index of 15 companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services. The Company is not a component of the OSX, but this index was chosen because it represents a large group of companies that provide the same or similar products and services as the Company. The companies included in the Peer Group are Weatherford International, Inc., Basic Energy Services, Inc., Superior Energy Services, Inc., and Halliburton Company. The companies included in the Peer Group have been weighted according to each respective issuer's stock market capitalization at the beginning of each year.

14

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

STATEMENT OF OPERATIONS DATA:

Years Ended December 31,	2015	2014	2013	2012	2011
	(in thousands, except employee and per share amounts)
Revenues	$1,263,840	$2,337,413	$1,861,489	$1,945,023	$1,809,807
Cost of revenues	986,144	1,493,082	1,178,412	1,105,886	992,704
Selling, general and administrative expenses	156,579	197,117	183,139	174,397	151,480
Depreciation and amortization	270,977	230,813	213,128	214,899	179,905
Loss on disposition of assets, net	6,417	15,472	9,371	6,099	3,831
Operating (loss) profit	(156,277)	400,929	277,439	443,742	481,887
Interest expense	(2,032)	(1,431)	(1,822)	(1,976)	(3,453)
Interest income	83	19	408	28	16
Other income (expense), net	5,185	(131)	245	825	365
(Loss) income before income taxes	(153,041)	399,386	276,270	442,619	478,815
Income tax (benefit) provision	(53,480)	154,193	109,375	168,183	182,434
Net (loss) income	$(99,561)	$245,193	$166,895	$274,436	$296,381
(Loss) earnings per share :
Basic	$(0.47)	$1.14	$0.77	$1.28	$1.36
Diluted	$(0.47)	$1.14	$0.77	$1.27	$1.35
Dividends paid per share	$0.155	$0.420	$0.400	$0.520	$0.210

OTHER DATA:
Operating margin percent	(12.4)%	17.2%	14.9%	22.8%	26.6%
Net cash provided by operating activities	$473,792	$322,757	$365,624	$559,933	$386,007
Net cash used for investing activities	(157,583)	(355,349)	(207,654)	(315,838)	(391,637)
Net cash (used for) provided by financing activities	(260,785)	33,664	(163,433)	(237,325)	3,988
Capital expenditures	$167,426	$371,502	$201,681	$328,936	$416,400
Employees at end of period	3,100	4,500	3,900	3,600	3,400

BALANCE SHEET DATA AT END OF YEAR:
Accounts receivable, net	$232,187	$634,730	$437,132	$387,530	$461,272
Working capital	384,744	612,616	436,873	403,316	447,089
Property, plant and equipment, net	688,335	849,383	726,307	756,326	675,360
Total assets	1,237,094	1,759,358	1,383,860	1,367,163	1,338,211
Long-term debt	-	224,500	53,300	107,000	203,300
Total stockholders’ equity	$952,281	$1,078,382	$968,702	$899,232	$762,592

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

Our key business and financial strategies are:

-	To focus our management resources on and invest our capital in equipment and geographic markets that we believe will earn high returns on capital.

-	To maintain a flexible cost structure that can respond quickly to volatile industry conditions and business activity levels.

-	To maintain an efficient, low-cost capital structure which includes an appropriate use of debt financing.

-	To maintain high asset utilization which leads to increased revenues and leverage of direct and overhead costs, while also ensuring that increased maintenance resulting from high utilization does not interfere with customer performance requirements or jeopardize safety.

-	To deliver equipment and services to our customers safely.

-	To secure adequate sources of supplies of certain high-demand raw materials used in our operations, both in order to conduct our operations and to enhance our competitive position.

-	To maintain and selectively increase market share.

-	To maximize stockholder return by optimizing the balance between cash invested in the Company's productive assets, the payment of dividends to stockholders, and the repurchase of our common stock on the open market.

-	To align the interests of our management and stockholders.

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

Current industry conditions are characterized by oil prices which have declined rapidly from more than $100 per barrel in the third quarter of 2014 to approximately $30 per barrel early in the first quarter of 2016, a level not observed since the fourth quarter of 2008. As a result, the U.S. domestic rig count has declined, and early in the first quarter of 2016 had declined by approximately 73 percent since the third quarter of 2014. The catalysts for the recent steep decline in the price of oil include the industry estimates that global oil supplies are higher than demand, the forecasted decline in oil demand growth rates, and the strength of the U.S. dollar on global currency markets. The decline in both the price of oil and our customers’ drilling and completion activities began during the third quarter of 2014 and accelerated following an announcement by OPEC during the fourth quarter of 2014 that the oil cartel would not limit its production in response to falling prices and excess supply. We anticipate that the U.S. domestic rig count will continue to decline until world oil prices increase due to a combination of increased global demand, declining production, or an increase in political instability in the world’s oil-producing regions outside of the United States. RPC believes that the most predictable catalyst for an increase in world oil prices is declining production in the United States. We believe this because the United States grew to be the world’s largest producer of oil during the second quarter of 2015, and the increase in oil production was due to the growth of oil-directed drilling in shale formations. These wells produce a large amount of oil immediately following their completion, but typically experience large production declines within two years. Therefore, the declining production of these wells, and the rapid decline in drilling of new wells of this type beginning in 2015 are the most likely initial catalysts for improving industry conditions. Customer activities directed towards natural gas drilling and production have been weak for several years, with the U.S. domestic natural gas rig count during the first quarter of 2016 falling to the lowest level ever recorded. We believe that customer activities directed towards drilling for natural gas have been weak because of the high production of shale-directed natural gas wells, the high amount of natural gas production associated with oil-directed shale wells in the U.S. domestic market, relatively constant consumption of natural gas in the United States, and the fact that natural gas has not historically been exported from the United States to other markets in which demand and prices are higher. The price of natural gas continued its decline during 2015 and the first quarter of 2016. Early in the first quarter of 2016, the price of natural gas had fallen to approximately $2.00 per Mcf, its lowest level since the second quarter of 1998.

RPC monitors the number of horizontal and directional wells drilled in the U.S. domestic market, because this type of well is more service-intensive than a vertical oil or gas well, thus requiring more of the Company’s services provided for a longer period of time. During 2015, the average number of horizontal and directional wells drilled in the United States decreased by approximately 43 percent, and was 86 percent of total wells drilled during the year. During the first part of 2016, the percentage of horizontal and directional wells drilled as a percentage of total wells rose to approximately 88 percent. While the increase in horizontal and directional drilling as a percentage of total drilling is favorable, the absolute declines in drilling directed towards all types of wells makes this trend significantly less meaningful. We also monitor the U.S. domestic well count, which is a measure of wells drilled by the existing drilling rig fleet. We believe that the well count is an important measure of our potential activity levels because it reflects changes in rig efficiencies. During 2015, the total U.S. domestic well count decreased by approximately 50 percent. In the markets in which RPC has operational locations, the well count decreased by approximately 47 percent. Pricing for our services declined significantly during 2015, as drilling and completion activities declined, creating a significant oversupply of service capacity. This impact was partially offset by greater service intensity within many of the services provided by RPC’s pressure pumping and downhole motors and tools service lines, among others. During previous years, a number of our customers entered into contractual relationships with us to provide services to support their completion programs. All of these arrangements expired during 2014. We did not enter into any new contractual arrangements during 2015, nor do we expect to enter into any such contractual arrangements in 2016.

During 2015 the Company decreased our purchases of revenue-producing equipment and temporarily suspended the quarterly dividend to common stockholders. Cash flows from operating activities as well as borrowings under our revolving credit facility have been sufficient to fund the Company’s lower capital expenditures which decreased to $167.4 million in 2015 compared to $371.5 million in 2014. The Company has a syndicated revolving credit facility in order to maintain sufficient liquidity to fund its capital expenditure and other funding requirements.

Revenues during 2015 totaled $1.3 billion, a decrease of 45.9 percent compared to 2014 due primarily to lower activity levels and pricing for our services. Cost of revenues decreased $506.9 million in 2015 compared to the prior year due to lower costs resulting from lower activity levels, reduced personnel headcount and incentive compensation, and price reductions from suppliers, partially offset by the impact of increasing service intensity. As a percentage of revenue, cost of revenues increased due to competitive pricing for our services and inefficiencies resulting from lower activity levels. Selling, general and administrative expenses as a percentage of revenues increased to 12.4 percent of revenues in 2015 compared to 8.4 percent of revenues in 2014.

(Loss) income before income taxes decreased to a loss of $153.0 million in 2015 compared to income of $399.4 million in the prior year. Diluted (loss) earnings per share were $(0.47) in 2015 compared to $1.14 in the prior year.

Cash flows from operating activities increased to $473.8 million in 2015 compared to $322.8 million in 2014 primarily due to reductions in working capital requirements coupled with lower earnings. As of December 31, 2015, there were no outstanding borrowings under our credit facility, a decrease from $224.5 million at December 31, 2014.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a recent cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and early in the first quarter of 2016, the drilling rig count has fallen by approximately 73 percent. The principal catalyst for this steep rig count decline is the decline in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil began to fall at this time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. The price of oil fell by approximately 73 percent from its peak during the second quarter of 2014 until early in the first quarter of 2016. Early in the first quarter of 2016, most industry analysts believe that the U.S. domestic rig count will decrease further during the first two quarters of 2016 before stabilizing in the last two quarters of the year.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. As of the first quarter of 2016, the price of oil has fallen to levels that discourage our customers from undertaking most of their potential exploration and production activities. The price of natural gas also fell during 2015. Although the price of natural gas has stabilized during the first quarter of 2016, it remains at levels that discourage exploration and production activities directed towards natural gas. Early in the first quarter of 2016 the natural gas-directed rig count fell to its lowest level during the time that this statistic has been recorded. The average price of natural gas liquids during 2015 declined by approximately 56 percent compared to the prior year, and by an additional approximately 25 percent early in the first quarter of 2016 compared to the average price in 2015. These trends have negative implications for our near-term activity levels. The low price of oil should continue to have a negative impact on our customers’ activity levels and our financial results, since the majority of the U.S. domestic drilling rig count is directed towards oil. It is likely that these low commodity prices will continue to depress our financial results during the near term.

The majority of the U.S. domestic rig count remains directed towards oil. At the end of 2015, approximately 77 percent of the U.S. domestic rig count was directed towards oil, a decrease compared to approximately 82 percent at the end of 2014. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term. During the first quarter of 2016, the rig count continued to decline, and approached the historic low for U.S. domestic drilling activity set in the second quarter of 1999.

We continue to monitor the market for our services and the competitive environment in 2016. We are cautious about the market for our services because of the decline in the U.S. domestic rig count and the prices of oil and natural gas during 2016, and the highly competitive nature of pricing for our services in the current environment. The current low prices of oil and natural gas discourage us from believing that the U.S. domestic rig count will recover during the near term. Over the long term, we believe that the steep decline in oil-directed drilling in the U.S. domestic market will reduce U.S. domestic oil production and serve as a catalyst for oil prices to increase. This belief is due to the fact that oil-directed wells drilled in shale resource plays typically exhibit high initial production soon after being completed followed by a decline in production in later years. We note that both U.S. domestic oil and natural gas production peaked in the third quarter of 2015, and have declined through the first quarter of 2016. We are also encouraged by the fact that the drilling and completion activities that took place during 2015 and continue in 2016 are highly service-intensive and require a large amount of equipment and raw materials. Furthermore, we note that a large number of wells in the U.S. domestic market have been drilled but not completed. These uncompleted wells represent potential revenue for RPC’s completion-directed service lines, which comprise the majority of RPC’s revenues. Finally, we are encouraged by our belief that our competitors are not increasing the size of their revenue-producing fleets of equipment during this period, and furthermore, that some of our competitors are not maintaining their equipment to a level that allows them to provide services to their customers. During the first three quarters of 2015, we responded to the significant declines in industry activity levels and pricing for our services by reducing costs by seeking price concessions from our suppliers. In addition, we have reduced employee headcount, closed selected operational locations and revised our variable compensation programs.

As we monitor the competitive environment during 2016, we note that many of our smaller competitors have high levels of debt, higher cost structures, and less-developed logistical capabilities than RPC. These characteristics have forced these competitors to cease operations because current pricing and activity levels do not allow them to generate enough cash to service their debt and fund their working capital and capital expenditure requirements. During 2015 several smaller competitors ceased operations and initiated the process of selling their equipment, and this trend has accelerated early in the first quarter of 2016. These observations encourage us to believe that our markets will eventually become less competitive. In the fourth quarter of 2015 we initiated a process whereby we more closely scrutinize the maintenance status of our currently idled revenue-producing assets. Through this process, we are attempting to ensure that our idle equipment is prepared to return to service as soon as market conditions encourage us to do so. We believe that this process will provide an advantage to RPC, in contrast to many competitors who do not have the liquidity to maintain their fleets, and thus will not be able to return their assets to service in a timely manner when market conditions improve. In this environment RPC also monitors the financial stability of our customers, due to the fact that many of them have also financed their operations with a large amount of debt, and this type of financing is less available in 2016 than in previous years. RPC expanded its pressure pumping fleet during 2014 and the first two quarters of 2015, but we do not plan additional increases in our fleet of revenue-producing equipment during 2016. Our consistent response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending. Although we have used our bank credit facility to finance our current expansion, we will continue to maintain a conservative financial and capital structure by industry standards.

Results of Operations

Years Ended December 31,	2015	2014	2013
(in thousands except per share amounts and industry data)
Consolidated revenues	$1,263,840	$2,337,413	$1,861,489
Revenues by business segment:
Technical	$1,175,293	$2,180,457	$1,729,732
Support	88,547	156,956	131,757

Consolidated operating (loss) profit	$(156,277)	$400,929	$277,439
Operating (loss) profit by business segment:
Technical	$(132,982)	$390,004	$276,246
Support	(2,363)	42,510	26,223
Corporate expenses	(14,515)	(16,113)	(15,659)
Loss on disposition of assets, net	(6,417)	(15,472)	(9,371)

Net (loss) income	$(99,561)	$245,193	$166,895
(Loss) earnings per share — diluted	$(0.47)	$1.14	$0.77
Percentage of cost of revenues to revenues	78%	64%	63%
Percentage of selling, general and administrative expenses to revenues	12%	8%	10%
Percentage of depreciation and amortization expenses to revenues	21%	10%	11%
Effective income tax rate	34.9%	38.6%	39.6%
Average U.S. domestic rig count	982	1,862	1,762
Average natural gas price (per thousand cubic feet (mcf))	$2.58	$4.25	$3.71
Average oil price (per barrel)	$48.77	$93.25	$98.06

Year Ended December 31, 2015 Compared To Year Ended December 31, 2014

Revenues. Revenues in 2015 decreased $1.1 billion or 45.9 percent compared to 2014. The Technical Services segment revenues for 2015 decreased 46.1 percent compared to the prior year due primarily to lower activity levels and pricing as compared to prior year, partially offset by increasing service intensity in our pressure pumping service line, which is the largest service line within this segment. The Support Services segment revenues for 2015 decreased 43.6 percent compared to 2014 due principally to lower pricing and activity levels in the rental tool service line, which is the largest service line within this segment. Both the Technical and Support Services reported operating losses due to lower revenues, partially offset by cost control efforts undertaken throughout the Company. The average price of oil decreased 47.7 percent while the average price of natural gas decreased 39.3 percent during 2015 compared to the prior year. The average domestic rig count during 2015 was 47.3 percent lower than 2014. We believe that our activity levels are affected primarily by the price of oil, since oil-directed activity has become the majority of total U.S. drilling activity. The prices of natural gas and natural gas liquids also impact our activity levels because of the service-intensive nature of this type of drilling and completion. We also believe that the total number of directional and horizontal wells more directly affect our activity levels, regardless of whether the wells are directed towards oil or natural gas. This belief is based on the fact that directional and horizontal wells require more of the services within our technical services segment. International revenues, which decreased from $88.2 million in 2014 to $72.1 million in 2015, were as a percentage of consolidated revenues, six percent in 2015 and four percent in 2014. International revenues decreased primarily due to lower customer activity levels in Canada, Australia, Bolivia and Mexico in 2015 partially offset by increased activity in Argentina compared to the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of revenues. Cost of revenues in 2015 was $1.0 billion compared to $1.5 billion in 2014, a decrease of $506.9 million or 34.0 percent. The decrease in these costs was due to lower costs resulting from lower activity levels, reduced personnel headcount and incentive compensation, and price reductions from suppliers, partially offset by the impact of increasing service intensity. Also during 2015, replacement parts totaling approximately $41.9 million were charged to cost of revenues rather than capitalized as a result of a change in accounting estimate. As a percentage of revenues, cost of revenues increased in 2015 compared to 2014 due to competitive pricing for our services and inefficiencies resulting from lower activity levels.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased 20.6 percent to $156.6 million in 2015 compared to $197.1 million in 2014.  This decrease was due to lower total employment costs and other cost reduction efforts as well as decreases in expenses which vary with activity and profitability.  As a percentage of revenues, selling, general and administrative expenses increased to 12.4 percent in 2015 compared to 8.4 percent in 2014 due to the relatively fixed nature of some of these costs during the short term.

Depreciation and amortization. Depreciation and amortization were $271.0 million in 2015, an increase of $40.2 million, compared to $230.8 million in 2014 due to assets placed in service during late 2014 and the first six months of 2015. As a percentage of revenues, depreciation and amortization increased to 21.4 percent in 2015 compared to 9.9 percent in 2014.

Loss on disposition of assets, net. Loss on disposition of assets, net was $6.4 million in 2015 compared to $15.5 million in 2014. The loss on disposition of assets, net is comprised of gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment. The decrease in losses compared to the prior year resulted from a change in accounting estimate beginning in 2015 whereby the cost of replacing certain pressure pumping unit components was recorded as cost of revenues upon installation rather than being capitalized. During 2014, the remaining net book value of these components damaged beyond repair was recorded as a loss on disposition.

Other income (expense), net. Other income, net was $5.2 million in 2015 compared to other expense, net of $131 thousand in 2014. Proceeds from a legal settlement totaling $6.3 million was recorded during 2015.

Interest expense and interest income. Interest expense was $2.0 million in 2015 compared to $1.4 million in 2014. Interest expense in 2015 included the accelerated amortization of loan fees totaling $0.6 million associated with RPC’s voluntary reduction of the borrowing capacity under its syndicated credit facility from $350 million to $125 million. This cost was partially offset by lower interest expense due to a lower average debt balance on our revolving credit facility. Interest income increased to $83 thousand in 2015 compared to $19 thousand in 2014.

Income tax (benefit) provision. The income tax benefit was $53.5 million in 2015 compared to an income tax provision of $154.2 million in 2014. The benefit in 2015 resulted from the pretax loss. The effective rate was 34.9 percent in 2015 compared to 38.6 percent in 2014; the decrease is due primarily to state tax calculations based on revenues.

Net (loss) income and diluted (loss) earnings per share. Net loss was $99.6 million in 2015, or $(0.47) per diluted share, compared to net income of $245.2 million, or $1.14 per diluted share in 2014. This decrease was due to lower profitability as average shares outstanding was essentially unchanged.

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

The average price of oil decreased 4.9 percent while the average price of natural gas increased 14.6 percent during 2014 compared to the prior year. The average domestic rig count during 2014 was 5.7 percent higher than 2013. International revenues, which increased from $65.9 million in 2013 to $88.2 million in 2014, were as a percentage of consolidated revenues, four percent in 2014 and 2013. International revenues in 2014 increased due primarily to higher customer activity levels in Australia, Gabon and Singapore in 2014 partially offset by decreased activity in Mexico, Congo and Tunisia, compared to the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 7.6 percent to $197.1 million in 2014 compared to $183.1 million in 2013. This increase was due primarily to increases in total employment costs partially offset by a decrease in bad debt expense.  As a percentage of revenues, selling, general and administrative expenses decreased to 8.4 percent in 2014 compared to 9.8 percent in 2013 due to cost leverage achieved with higher revenues.

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

Other income (expense), net. Other (expense), net was $131 thousand in 2014 compared to other income, net of $245 thousand in 2013.

Interest expense and interest income. Interest expense was $1.4 million in 2014 compared to $1.8 million in 2013. The decrease in 2014 is due to lower interest rates net of interest capitalized on equipment and facilities under construction partially offset by a higher average debt balance on our revolving credit facility. Interest income decreased to $19 thousand in 2014 compared to $408 thousand in 2013.

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

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $65.2 million as of December 31, 2015, $9.8 million as of December 31, 2014 and $8.7 million as of December 31, 2013.

The following table sets forth the historical cash flows for the years ended December 31:

	(in thousands)
	2015	2014	2013
Net cash provided by operating activities	$473,792	$322,757	$365,624
Net cash used for investing activities	(157,583)	(355,349)	(207,654)
Net cash (used for) provided by financing activities	(260,785)	33,664	(163,433)

2015

Cash provided by operating activities increased $151.0 million in 2015 compared to the prior year due primarily to a favorable change in working capital of $506.8 million partially offset by a decrease in net income (loss) of $344.8 million, an increase in depreciation and amortization of $41.3 million, and an unfavorable change in deferred taxes of $45.4 million due to a decrease in tax benefits resulting from lower capital expenditures.

The favorable change in working capital was primarily due to favorable changes of $599.8 million in accounts receivable and $56.4 million in inventory as a result of lower business activity levels in 2015 compared to the prior year. Also, there was a favorable change in income taxes receivable/payable of $3.9 million due to the timing of payments. These favorable changes were partially offset by unfavorable changes in accounts payable of $98.9 million, accrued payroll of $46.4 million and accrued state, local and other taxes of $5.8 million due to lower business activity levels coupled with the timing of payments.

Cash used for investing activities in 2015 decreased by $197.8 million compared to 2014, primarily as a result of lower capital expenditures in response to weaker industry conditions.

Cash provided by financing activities in 2015 increased by $294.4 million primarily as a result of higher net loan payments funded primarily by the favorable changes in working capital, partially offset by lower open market share repurchases and common stock dividends during 2015 compared to the prior year. The Company reduced and then suspended its common stock dividend during 2015.

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

The unfavorable change in working capital was primarily due to unfavorable changes of $148.1 million in accounts receivable due to higher business activity levels in 2014 compared to prior year, $43.8 million in inventories due to an increase in materials and supplies that require longer lead times, and $3.4 million in other current assets due to lower deposits for raw materials. Also, there was an unfavorable net change of $13.4 million in net current income taxes receivable/payable due to the timing of payments. These unfavorable changes were partially offset by favorable changes in accounts payable of $22.4 million, accrued payroll of $8.6 million and accrued state, local and other taxes of $4.1 million due to higher business activity levels coupled with the timing of payments.

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

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2015, remains strong. We believe the liquidity provided by our existing cash and cash equivalents, our overall strong capitalization which includes a revolving credit facility and cash expected to be generated from operations will provide sufficient capital to meet our requirements for at least the next twelve months. On January 17, 2014, the Company amended the $350 million revolving credit facility which extended the maturity of the loan to January 2019. On November 3, 2015, RPC reduced the revolving credit facility by $225 million to $125 million. The facility contains customary terms and conditions, including certain financial covenants including covenants restricting RPC's ability to incur liens, merge or consolidate with another entity. A total of $95.7 million was available under the revolving credit facility as of December 31, 2015; $29.3 million of the facility supports outstanding letters of credit related to self-insurance programs or contract bids. Subsequent to year end, the Company obtained a separate letter of credit facility totaling $35 million; accordingly, $125 million is now available under the revolving credit facility. For additional information with respect to RPC’s facility, see Note 6 of the Notes to Consolidated Financial Statements.

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

Cash Requirements

Capital expenditures were $167.4 million in 2015, and we currently expect capital expenditures to be approximately $60 million in 2016. We expect that a majority of these expenditures in 2016 will be directed towards capitalized equipment maintenance.  The remaining capital expenditures will be directed towards the purchase of revenue-producing equipment. The actual amount of expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During 2015, the Company contributed $0.9 million to the pension plan. The Company expects that additional contributions to the defined benefit pension plan of approximately $0.9 million will be required in 2016 to achieve the Company’s funding objective.

The Company has a stock buyback program initially adopted in 1998 that authorizes the repurchase of up to 26,578,125 shares. On June 5, 2013, the Board of Directors authorized an additional 5,000,000 shares for repurchase under this program. There were no shares purchased on the open market by the Company during 2015, and 2,050,154 shares remain available to be repurchased under the current authorization as of December 31, 2015. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On July 28, 2015, the Board of Directors voted to temporarily suspend RPC’s quarterly dividend to common stockholders. The Company expects to resume cash dividends to common stockholders in the future, subject to the earnings and financial condition of the Company and other relevant factors.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company’s significant contractual obligations as of December 31, 2015:

Contractual obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Interest on long-term debt obligations	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating leases (1)	54,305	13,873	20,797	12,229	7,406
Purchase obligations (2)	26,968	10,525	10,962	5,481	—
Other long-term liabilities (3)	1,164	100	1,026	38	—
Total contractual obligations	$82,437	$24,498	$32,785	$17,748	$7,406
(1)	Operating leases include agreements for various office locations, office equipment, and certain operating equipment.
(2)	Includes agreements to purchase raw materials, goods or services that have been approved and that specify all significant terms (pricing, quantity, and timing). As part of the normal course of business the Company occasionally enters into purchase commitments to manage its various operating needs.
(3)	Includes expected cash payments for long-term liabilities reflected on the balance sheet where the timing of the payments are known. These amounts include incentive compensation. These amounts exclude pension obligations with uncertain funding requirements and deferred compensation liabilities.

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

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. During 2014, we experienced high employment costs due to the demand for skilled labor in our markets. In addition, we experienced continued high cost for certain raw materials the Company uses to provide its services, in spite of our efforts to secure raw materials from alternative sources. During 2015, however, supplies of raw materials became more readily available as domestic oilfield activity decreased. In addition, skilled labor became more available, and the upward wage pressures that the Company experienced in 2014 subsided. By way of illustration, during this time the price index of one of the most critical raw materials the Company uses to provide its services declined by more than 20 percent. The Company also uses a large amount of diesel fuel to operate its fleet of revenue-producing equipment, and the cost of diesel fuel has declined significantly in 2015 and early in 2016. In fact, during this period, the overall retail price of diesel fuel in the U.S. declined by approximately 36 percent. At the end of the fourth quarter of 2015 and early in the first quarter of 2016, there were many indications that the prices of both skilled labor and many of the raw materials used in providing our services would continue to decline during the near term. Because customers are pressuring the prices we charge for our services, we have not gained any benefit from these declining prices. On the contrary, because competitive market pressures have forced us to decrease our prices to customers, the Company expects that it will be difficult to realize higher operating profit from these anticipated cost decreases.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $753,000 in 2015, $663,000 in 2014, and $670,000 in 2013. The Company’s (payable) receivable due (to) from Marine Products for these services was $(11,000) as of December 31, 2015 and $47,000 as of December 31, 2014. The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1,127,000 in 2015, $1,092,000 in 2014 and $1,039,000 in 2013.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $100,000 in 2015, $84,000 in 2014 and $83,000 in 2013.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft.  The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC.  Each of RPC and Marine Products is a party to an operating lease agreement with 255 RC, LLC for a period of five years. During 2015, RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of approximately $186,000 for the corporate aircraft. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2015, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

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

Allowance for doubtful accounts — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. Recoveries were $1.0 million in 2015 and insignificant in 2014 and 2013. We record specific provisions when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, our estimates of the realizability of receivables would be further adjusted, either upward or downward.

The estimated allowance for doubtful accounts is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region. In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables which we adjust periodically based on management judgment and the economic strength of our customers. The net provisions for doubtful accounts as a percentage of revenues have ranged from (0.2) percent to 0.5 percent over the last three years. Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2015 would have resulted in a change of approximately $1.2 million to the allowance for doubtful accounts and a corresponding change to selling, general and administrative expenses.

Income taxes — The effective income tax rates were 34.9 percent in 2015, 38.6 percent in 2014 and 39.6 percent in 2013. Our effective tax rates vary due to changes in estimates of our future taxable income, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments. As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Insurance expenses – The Company self insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability. The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims. The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims. As of December 31, 2015, the Company estimates the range of exposure to be from $13.8 million to $17.6 million. The Company has recorded liabilities at December 31, 2015 of approximately $15.6 million which represents management’s best estimate of probable loss.

Depreciable life of assets — RPC’s net property, plant and equipment at December 31, 2015 was $688.3 million representing 55.6 percent of the Company’s consolidated assets. Depreciation and amortization expenses for the year ended December 31, 2015 were $271.0 million. Management judgment is required in the determination of the estimated useful lives used to calculate the annual and accumulated depreciation and amortization expense.

Property, plant and equipment are reported at cost less accumulated depreciation and amortization, which is provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors including historical experience with similar assets. Assets are monitored to ensure changes in asset lives are identified and prospective depreciation and amortization expense is adjusted accordingly. During 2015 the Company reassessed the useful life of a specific component of its pressure pumping equipment that prior to 2015 had an expected useful life of 18 months. As a result of this reassessment, the Company concluded that this component is no longer a long-lived asset, but instead a consumable supply inventory item. Accordingly, effective January 1, 2015, the cost of this component is being expensed as repairs and maintenance as part of cost of revenues at the time of installation. Management deemed the change preferable because it more closely reflects the pattern of consumption of this component as a result of continual increases in wear and tear resulting from harsher geological environments. We did not make any changes to the estimated lives of assets resulting in a material impact in 2014 and 2013.

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

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment advisor. Differences between the expected long-term return on plan assets and the actual return are amortized over future years. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. The Company’s assumption for the expected return on plan assets was seven percent for 2015, 2014 and 2013.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plan are forecasted and then compared to a portfolio of investment grade corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. A lower discount rate increases the present value of benefit obligations. The discount rate was 4.70 percent as of December 31, 2015 compared to 4.15 percent as of December 31, 2014 and 5.20 percent in 2013.

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

As of December 31, 2015, the defined benefit plan was under-funded and the recorded change within accumulated other comprehensive loss increased stockholders’ equity by approximately $1.0 million after tax.   Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in a pre-tax increase or decrease of approximately $1.2 million to the net loss related to pension reflected in accumulated other comprehensive loss.

The Company recognized pre-tax pension expense of $0.4 million in 2015, $0.2 million in 2014 and $0.5 million in 2013. Based on the under-funded status of the defined benefit plan as of December 31, 2015, the Company expects to recognize pension expense of $0.6 million in 2016. Holding all other factors constant, a change in the expected long-term rate of return on plan assets by 0.50 percentage points would result in an increase or decrease in pension expense of approximately $0.2 million in 2016. Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an increase or decrease in pension expense of an immaterial amount in 2016.

Recent Accounting Pronouncements

During the year ended December 31, 2015, the Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):

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

Accounting Standards Update No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff has approved deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company currently reports its debt issuance costs as part of non-current other assets and therefore is in compliance with this guidance.

Accounting Standards Updates No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this ASU eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet and now requires that all deferred tax assets and liabilities be classified as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, with early application permitted. The Company elected to early adopt the provisions of this ASU and classified its deferred tax balances as a non-current liability as of December 31, 2015. Deferred tax balances for prior periods have not been retrospectively adjusted.

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

Accounting Standards Update No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments apply to the fair value of an investment that is measured using the net asset value per share (or its equivalent) practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and are required to be applied retrospectively to all periods presented, with earlier application permitted. The Company plans to adopt the provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

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

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step process – (i) identifying the contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The Company plans to adopt these provisions in the first quarter of 2018 in accordance with ASU 2015-14 that deferred the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating the impact of these provisions on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its credit agreement. As of December 31, 2015, there are no outstanding interest-bearing advances on our credit facility which bear interest at a floating rate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2015 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2015.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2015, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 31.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell	Ben M. Palmer
President and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer

Atlanta, Georgia

February 29, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

RPC, Inc.

We have audited the internal control over financial reporting of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

February 29, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

RPC, Inc.

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RPC, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

February 29, 2016

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

December 31,	2015	2014
ASSETS
Cash and cash equivalents	$65,196	$9,772
Accounts receivable, net	232,187	634,730
Inventories	128,441	155,611
Deferred income taxes	—	9,422
Income taxes receivable	51,392	29,115
Prepaid expenses	8,961	9,135
Other current assets	6,031	3,843
Current assets	492,208	851,628
Property, plant and equipment, net	688,335	849,383
Goodwill	32,150	32,150
Other assets	24,401	26,197
Total assets	$1,237,094	$1,759,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$75,811	$175,416
Accrued payroll and related expenses	16,654	49,798
Accrued insurance expenses	4,296	5,632
Accrued state, local and other taxes	2,838	6,821
Income taxes payable	7,639	944
Other accrued expenses	226	401
Current liabilities	107,464	239,012
Long-term accrued insurance expenses	11,348	10,099
Notes payable to banks	—	224,500
Long-term pension liabilities	33,009	34,399
Deferred income taxes	115,495	156,977
Other long-term liabilities	17,497	15,989
Total liabilities	284,813	680,976
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 216,991,357 and 216,539,015 shares issued and outstanding in 2015 and 2014, respectively	21,699	21,654
Capital in excess of par value	—	—
Retained earnings	948,551	1,074,561
Accumulated other comprehensive loss	(17,969)	(17,833)
Total stockholders’ equity	952,281	1,078,382
Total liabilities and stockholders’ equity	$1,237,094	$1,759,358

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2015	2014	2013
REVENUES	$1,263,840	$2,337,413	$1,861,489
COSTS AND EXPENSES:
Cost of revenues (exclusive of items shown separately below)	986,144	1,493,082	1,178,412
Selling, general and administrative expenses	156,579	197,117	183,139
Depreciation and amortization	270,977	230,813	213,128
Loss on disposition of assets, net	6,417	15,472	9,371
Operating (loss) profit	(156,277)	400,929	277,439
Interest expense	(2,032)	(1,431)	(1,822)
Interest income	83	19	408
Other income (expense), net	5,185	(131)	245
(Loss) income before income taxes	(153,041)	399,386	276,270
Income tax (benefit) provision	(53,480)	154,193	109,375
Net (loss) income	$(99,561)	$245,193	$166,895
(LOSS) EARNINGS PER SHARE
Basic	$(0.47)	$1.14	$0.77
Diluted	$(0.47)	$1.14	$0.77
Dividends paid per share	$0.155	$0.420	$0.400

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2015	2014	2013
NET (LOSS) INCOME	$(99,561)	$245,193	$166,895
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES:
Pension adjustment	1,531	(6,486)	4,928
Foreign currency translation	(1,801)	(1,124)	(778)
Unrealized gain (loss) on securities, net reclassification adjustments	134	(108)	(19)
COMPREHENSIVE (LOSS) INCOME	$(99,697)	$237,475	$171,026

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

RPC, INC. AND SUBSIDIARIES

(in thousands)

Three Years Ended	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
December 31, 2015	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2012	220,144	$22,014	$—	$891,464	$(14,246)	$899,232
Stock issued for stock incentive plans, net	699	70	8,107	—	—	8,177
Stock purchased and retired	(1,857)	(185)	(11,285)	(13,652)	—	(25,122)
Net income	—	—	—	166,895	—	166,895
Pension adjustment, net of taxes	—	—	—	—	4,928	4,928
Foreign currency translation	—	—	—	—	(778)	(778)
Unrealized loss on securities, net of taxes	—	—	—	—	(19)	(19)
Dividends declared	—	—	—	(87,789)	—	(87,789)
Excess tax benefits for share-based payments	—	—	3,178	—	—	3,178
Balance, December 31, 2013	218,986	21,899	—	956,918	(10,115)	968,702
Stock issued for stock incentive plans, net	569	57	9,017	—	—	9,074
Stock purchased and retired	(3,016)	(302)	(13,353)	(35,942)	—	(49,597)
Net income	—	—	—	245,193	—	245,193
Pension adjustment, net of taxes	—	—	—	—	(6,486)	(6,486)
Foreign currency translation	—	—	—	—	(1,124)	(1,124)
Unrealized loss on securities, net of taxes	—	—	—	—	(108)	(108)
Dividends declared	—	—	—	(91,608)	—	(91,608)
Excess tax benefits for share-based payments	—	—	4,336	—	—	4,336
Balance, December 31, 2014	216,539	21,654	—	1,074,561	(17,833)	1,078,382
Stock issued for stock incentive plans, net	791	79	9,802	—	—	9,881
Stock purchased and retired	(339)	(34)	(11,212)	7,153	—	(4,093)
Net (loss)	—	—	—	(99,561)	—	(99,561)
Pension adjustment, net of taxes	—	—	—	—	1,531	1,531
Foreign currency translation	—	—	—	—	(1,801)	(1,801)
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	134	134
Dividends declared	—	—	—	(33,602)	—	(33,602)
Excess tax benefits for share-based payments	—	—	1,410	—	—	1,410
Balance, December 31, 2015	216,991	$21,699	$—	$948,551	$(17,969)	$952,281

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RPC, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2015	2014	2013
OPERATING ACTIVITIES
Net (loss) income	$(99,561)	$245,193	$166,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	275,413	233,940	215,812
Stock-based compensation expense	9,960	9,074	8,177
Loss on disposition of assets, net	6,417	15,472	9,371
Deferred income tax (benefit) provision	(33,013)	12,354	(13,060)
Excess tax benefits for share-based payments	(1,410)	(4,336)	(3,178)
(Increase) decrease in assets:
Accounts receivable	401,753	(198,021)	(49,959)
Income taxes receivable	(20,867)	(19,059)	1,692
Inventories	26,667	(29,708)	14,078
Prepaid expenses	161	2	1,519
Other current assets	(2,881)	(749)	1,114
Other non-current assets	1,768	(2,238)	(1,881)
Increase (decrease) in liabilities:
Accounts payable	(62,446)	36,421	14,062
Income taxes payable	6,695	944	(6,428)
Accrued payroll and related expenses	(33,143)	13,221	4,585
Accrued insurance expenses	(1,336)	(440)	(80)
Accrued state, local and other taxes	(3,983)	1,819	(2,324)
Other accrued expenses	(180)	(775)	(1,548)
Pension liabilities	1,021	2,219	3,183
Long-term accrued insurance expenses	1,249	(126)	(175)
Other long-term liabilities	1,508	7,550	3,769
Net cash provided by operating activities	473,792	322,757	365,624
INVESTING ACTIVITIES
Capital expenditures	(167,426)	(371,502)	(201,681)
Proceeds from sale of assets	9,843	18,707	11,071
Purchase of business	—	—	(17,044)
Investment in joint venture	—	(2,554)	—
Net cash used for investing activities	(157,583)	(355,349)	(207,654)
FINANCING ACTIVITIES
Payment of dividends	(33,602)	(91,608)	(87,789)
Borrowings from notes payable to banks	613,300	1,168,100	686,700
Repayments of notes payable to banks	(837,800)	(996,900)	(740,400)
Debt issue costs for notes payable to banks	—	(667)	—
Excess tax benefits for share-based payments	1,410	4,336	3,178
Cash paid for common stock purchased and retired	(4,093)	(49,597)	(25,122)
Net cash (used for) provided by financing activities	(260,785)	33,664	(163,433)
Net increase (decrease) in cash and cash equivalents	55,424	1,072	(5,463)
Cash and cash equivalents at beginning of year	9,772	8,700	14,163
Cash and cash equivalents at end of year	$65,196	$9,772	$8,700

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

Note 1: Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Nature of Operations

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States of America, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets. The services and equipment provided include Technical Services such as pressure pumping services, coiled tubing services, snubbing services (also referred to as hydraulic workover services), nitrogen services, and firefighting and well control, and Support Services such as the rental of drill pipe and other specialized oilfield equipment and oilfield training and consulting.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation in the current year.

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

Preferred Stock

RPC is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2015, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

Concentration of Credit Risk

Substantially all of the Company’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company provided oilfield services to several hundred customers during each of the last three years. One customer accounted for approximately 23 percent of revenues in 2015, and there were no customers that accounted for more than 10 percent of the Company’s revenues in 2014 and 2013. Additionally, one customer accounted for approximately 14 percent of accounts receivable as of December 31, 2015, and there were no customers that accounted for more than 10 percent of accounts receivable as of December 31, 2014.

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

Investments

Investments classified as available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company realized an immaterial realized loss during 2015 and no gains or losses during 2014 or 2013 on its available-for-sale securities. Securities that are held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) are classified as trading. See Note 10 for further information regarding the SERP. The change in fair value of trading securities is presented as compensation cost in selling, general and administrative expenses on the consolidated statements of operations.

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

Property, Plant and Equipment

Property, plant and equipment, including software costs, are reported at cost less accumulated depreciation and amortization, which is provided on a straight-line basis over the estimated useful lives of the assets. Annual depreciation and amortization expenses are computed using the following useful lives: operating equipment, 3 to 20 years; buildings and leasehold improvements or the life of the lease, 15 to 39 years; furniture and fixtures, 5 to 7 years; software, 5 years; and vehicles, 3 to 5 years. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income from operations. Expenditures for additions, major renewals, and betterments are capitalized. Expenditures for restoring an identifiable asset to working condition or for maintaining the asset in good working order constitute repairs and maintenance and are expensed as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

RPC records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment and other assets, to determine if any impairments should be recognized. Management believes that the long-lived assets in the accompanying balance sheets have not been impaired. During 2015, RPC recorded immaterial write-downs on certain equipment to comply with the Company’s policy to store and maintain key equipment in an efficient manner.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill was $32,150,000 at December 31, 2015 and 2014. Goodwill is reviewed annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, for impairment. The Company completes on an annual basis a comprehensive qualitative assessment of the various factors that impact goodwill, and concluded it is more likely than not that the fair value of its reporting units exceeds their carrying amounts as of the annual test date.  Therefore the Company did not proceed to Step 1 of the goodwill impairment test in 2015, 2014 and 2013.  Based on the qualitative assessment, the Company concluded that no impairment of its goodwill occurred for the years ended December 31, 2015, 2014 and 2013.

Advertising

Advertising expenses are charged to expense during the period in which they are incurred. Advertising expenses totaled $2,058,000 in 2015, $3,959,000 in 2014, and $3,458,000 in 2013.

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

The Company elected to early adopt the provisions of Accounting Standards Update 2015-17 that requires all deferred tax balances to be classified as non-current. Accordingly, net deferred tax balances have been reflected as a non-current liability in the accompanying balance sheet as of December 31, 2015. Deferred tax balances for prior periods have not been retrospectively adjusted.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

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

The basic and diluted calculations differ as a result of the dilutive effect of stock options, time lapse restricted shares and performance restricted shares included in diluted earnings per share, but excluded from basic (loss) earnings per share. Basic and diluted (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the respective periods.

A reconciliation of weighted average shares outstanding along with the (losses) earnings per share attributable to restricted shares of common stock (participating securities) is as follows:

(In thousands except per share data )	2015	2014	2013
Net (loss) income available for stockholders:	$(99,561)	$245,193	$166,895
Less: Dividends paid
Common stock	(33,120)	(90,231)	(86,282)
Restricted shares of common stock	(482)	(1,377)	(1,507)
(Over distributed loss) Undistributed earnings	$(133,163)	$153,585	$79,106

Allocation of (over distributed loss) undistributed earnings:
Common stock	$(131,130)	$151,049	$77,620
Restricted shares of common stock	(2,033)	2,536	1,486

Basic shares outstanding :
Common stock	210,273	211,208	211,305
Restricted shares of common stock	3,359	3,632	4,199
	213,632	214,840	215,504
Diluted shares outstanding :
Common stock	210,273	211,208	211,305
Dilutive effect of stock-based awards	—	1,049	1,229
	210,273	212,257	212,534
Restricted shares of common stock	3,359	3,632	4,199
	213,632	215,889	216,733
Basic (loss) earnings per share:
Common stock:
Distributed (loss) earnings	$0.16	$0.43	$0.40
(Over distributed loss) undistributed earnings	(0.63)	0.71	0.37
	$(0.47)	$1.14	$0.77
Restricted shares of common stock:
Distributed (loss) earnings	$0.14	$0.38	$0.36
(Over distributed loss) Undistributed earnings	(0.61)	0.70	0.35
	$(0.47)	$1.08	$0.71
Diluted (loss) earnings per share:
Common Stock:
Distributed earnings	$0.16	$0.43	$0.40
Undistributed (loss) earnings	(0.63)	0.71	0.37
	$(0.47)	$1.14	$0.77

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

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payment awards, net of an estimated forfeiture rate. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 10 for additional information.

Recent Accounting Pronouncements

During the year ended December 31, 2015, the Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):

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

Accounting Standards Update No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff has approved deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company currently reports its debt issuance costs as part of non-current other assets and therefore is in compliance with this guidance.

Accounting Standards Updates No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this ASU eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet and now requires that all deferred tax assets and liabilities be classified as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, with early application permitted. The Company elected to early adopt the provisions of this ASU and classified its deferred tax balances as a non-current liability as of December 31, 2015. Deferred tax balances for prior periods have not been retrospectively adjusted.

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

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

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

Accounting Standards Update No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments apply to the fair value of an investment that is measured using the net asset value per share (or its equivalent) practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and are required to be applied retrospectively to all periods presented, with earlier application permitted. The Company plans to adopt the provisions in the first quarter of 2016 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

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

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step process – (i) identifying the contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The Company plans to adopt these provisions in the first quarter of 2018 in accordance with ASU 2015-14 that deferred the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating the impact of these provisions on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

Note 2: Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2015	2014
(in thousands)
Trade receivables:
Billed	$190,567	$521,693
Unbilled	40,731	125,363
Other receivables	11,494	3,025
Total	242,792	650,081
Less: allowance for doubtful accounts	(10,605)	(15,351)
Accounts receivable, net	$232,187	$634,730

Trade receivables relate to sale of our services and products, for which credit is extended based on our evaluation of the customer’s credit worthiness. Unbilled receivables represent revenues earned but not billed to the customer until future dates, usually within one month. Other receivables consist primarily of amounts due from purchases of Company property and rebates from suppliers.

Changes in the Company’s allowance for doubtful accounts are as follows:

Years Ended December 31,	2015	2014
(in thousands)
Beginning balance	$15,351	$13,497
Bad debt	(2,958)	2,280
Accounts written-off	(2,825)	(1,225)
Recoveries	1,037	799
Ending balance	$10,605	$15,351

Note 3: Inventories

Inventories are $128,441,000 at December 31, 2015 and $155,611,000 at December 31, 2014 and consist of raw materials, parts and supplies.

Note 4: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2015	2014
(in thousands)
Land	$19,056	$18,563
Buildings and leasehold improvements	142,715	134,994
Operating equipment	1,440,508	1,425,846
Computer software	19,650	19,005
Furniture and fixtures	8,043	7,835
Vehicles	480,899	479,628
Construction in progress	6	2,675
Gross property, plant and equipment	2,110,877	2,088,546
Less: accumulated depreciation	(1,422,542)	(1,239,163)
Net property, plant and equipment	$688,335	$849,383

Depreciation expense was $274.4 million in 2015, $233.4 million in 2014, and $215.4 million in 2013, and includes amounts recorded as costs of sales and inventory. There were no capital leases outstanding as of December 31, 2015 and December 31, 2014. The Company had accounts payable for purchases of property and equipment of $2.4 million as of December 31, 2015, $38.5 million as of December 31, 2014, and $19.7 million as of December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

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

This change was accounted for as a change in accounting estimate effected by a change in accounting principle. The net impact of this change in accounting estimate effected by a change in accounting principle on operating income and net income is not material. The change has resulted in an increase in the cost of revenues of $41,919,000 during 2015, while loss on dispositions and depreciation expense relating to this component decreased by a comparable amount during the period. Additionally, due to the change in accounting estimate effected by a change in accounting principle, purchases and deployment of this component will no longer be reflected as a capital expenditure under the investing activities section in the consolidated statement of cash flows, but instead will be reflected within cash flows from operating activities. The remaining net book value of these components at December 31, 2014 was $16,406,000 and was depreciated over an estimated weighted average remaining useful life of approximately 12 months. Loss on disposition related to this component totaled $21,408,000 in 2014.

Note 5: Income Taxes

The following table lists the components of the provision for income taxes:

Years ended December 31,	2015	2014	2013
(in thousands)
Current (benefit) provision:
Federal	$(24,727)	$119,074	$104,890
State	(3,638)	19,858	15,627
Foreign	7,898	2,907	1,918
Deferred (benefit) provision:
Federal	(31,178)	11,514	(12,025)
State	(1,835)	840	(1,035)
Total income tax (benefit) provision	$(53,480)	$154,193	$109,375

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	—	3.3	3.8
Tax credits	0.3	(0.7)	(0.3)
Non-deductible expenses	(1.3)	0.4	0.5
Other	0.9	0.6	0.6
Effective tax rate	34.9%	38.6%	39.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2015	2014
(in thousands)
Deferred tax assets:
Self-insurance	$7,274	$7,675
Pension	12,048	12,555
State net operating loss carry forwards	370	451
Bad debts	4,041	5,755
Accrued payroll	1,330	2,833
Stock-based compensation	5,885	5,583
All others	4,704	2,121
Valuation allowance	(276)	(2)
Gross deferred tax assets	35,376	36,971
Deferred tax liabilities:
Depreciation	(137,606)	(172,813)
Goodwill amortization	(8,887)	(7,974)
All others	(4,378)	(3,739)
Gross deferred tax liabilities	(150,871)	(184,526)
Net deferred tax liabilities	$(115,495)	$(147,555)

As of December 31, 2015, undistributed earnings of the Company's foreign subsidiaries totaled $12.6 million. Additional U.S. taxes due upon full repatriation would be approximately $500 thousand. However, those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries. The Company's current intention is to permanently reinvest funds held in our foreign subsidiaries outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective through the utilization of foreign tax credits, or would otherwise create no additional U.S. tax cost.

As of December 31, 2015, the Company has net operating loss carry forwards related to state income taxes of approximately $9.6 million that will expire between 2016 and 2034. As of December 31, 2015, the Company has a valuation allowance of approximately $280 thousand, representing the tax affected amount of loss carry forwards that the Company does not expect to utilize, against the corresponding deferred tax asset.

Total net income tax (refunds) payments were $(7.9) million in 2015, $152.2 million in 2014, and $122.9 million in 2013.

The Company and its subsidiaries are subject to U.S. federal and state income taxes in multiple jurisdictions. In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. The Company’s 2012 through 2015 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year. In 2015, the Internal Revenue Service (IRS) completed an examination of the Company’s U.S. federal income tax return and related matters for the 2011 tax year that yielded no adjustments.

During 2015 and 2014, the Company recognized an increase in its liability for unrecognized tax benefits in the current year related primarily to refund claims filed for state income taxes. If recognized, the liability would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
Balance at January 1	$23,267,000	$16,345,000
Additions based on tax positions related to the current year	2,171,000	5,193,000
Additions for tax positions of prior years	714,000	1,729,000
Balance at December 31	$26,152,000	$23,267,000

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties as of December 31, 2015 and 2014 were approximately $411 thousand and $146 thousand, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our unrecognized tax positions will significantly decrease in the next 12 months. These changes may result from, among other things, state tax settlements under or conclusions of ongoing examinations or reviews, however, quantification of an estimated range cannot be made at this time.

The Protecting Americans from Tax Hikes Act of 2015 (“PATH”) was signed into law on December 18, 2015 and retroactively reinstated the bonus depreciation deduction for 2015 and future years. The acceleration of deductions on 2015 qualifying capital expenditures resulting from the bonus depreciation provision had no impact on our 2015 effective tax rate.

In September 2013, the U.S. Department of the Treasury issued final regulations under Internal Revenue Code Sections 162(a), 263(a), and 168 that provide guidance on the deduction and capitalization of expenditures related to tangible property. Adoption of these regulations required certain mandatory and elective accounting methods with respect to property and equipment, inventory and supplies. RPC adopted these regulations as of January 1, 2014 and filed all required method changes. The adoption resulted in accelerated deductions totaling approximately $21.8 million (gross) for assets placed in service before December 31, 2013, approximately $16.2 million (gross) for assets placed in service during 2014, and approximately $13.5 million (gross) for assets placed in service in 2015.

Note 6: Long-Term Debt

The Company has a revolving credit facility with Banc of America Securities, LLC, SunTrust Robinson Humphrey, Inc., and Regions Capital Markets as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders. The facility has a general term of five years and provides for an unsecured line of credit of up to $125 million, including a $50 million letter of credit subfacility, and a $35 million swingline subfacility. The revolving credit facility includes a full and unconditional guarantee by the Company's 100 percent owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of RPC and its subsidiaries. The Company’s subsidiaries that are not guarantors are considered minor.

On November 30, 2015, the Company gave notice to the syndicate it was reducing the size of the facility, which was previously $350 million, to $125 million. No other terms were changed.

On January 17, 2014, the Company amended the revolving credit facility extending the maturity date of all the revolving loans from August 31, 2015 to January 17, 2019.  Interest rates on the amended loans were reduced by 0.125% at all pricing levels under the amended revolving credit facility.  The amount of the swing line sub-facility as a result of the amendment was increased from $25 million to $35 million. RPC incurred commitment fees and other debt related costs associated with the amendment of approximately $0.7 million.

The Company has incurred loan origination fees and other debt related costs associated with the revolving credit facility in the aggregate of approximately $3.0 million.  These costs, net of amounts written off as a result of the reduction in the revolving credit facility in 2015, are being amortized to interest expense over the remaining term of the five year loan, and the net amount of $0.3 million at December 31, 2015 is classified as non-current other assets.

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

In addition, the Company pays an annual fee ranging from 0.225% to 0.325%, based on a quarterly debt covenant calculation, on the unused portion of the credit facility.

The revolving credit facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items. Further, the revolving credit facility contains financial covenants limiting the ratio of the Company's consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company's consolidated EBITDA to debt service coverage to no less than 2 to 1. The Company was in compliance with these covenants for the year ended December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

As of December 31, 2015, RPC had no outstanding borrowings under the revolving credit facility and letters of credit outstanding relating to self-insurance programs and contract bids totaling $29.3 million; therefore, a total of $95.7 million was available under the revolving credit facility. Interest incurred and paid on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

Years Ended December 31,	2015	2014	2013
(in thousands except interest rate data)
Interest incurred	$1,913	$2,295	$2,090
Capitalized interest	$534	$563	$935
Interest paid (net of capitalized interest)	$1,169	$1,314	$618
Weighted average interest rate	2.2%	2.2%	3.7%

On January 4, 2016, the Company entered into a one year $35 million uncommitted letter of credit facility with Bank of America, N.A; accordingly, $125 million is now available under the revolving credit facility. Under the terms of the letter of credit facility, the Company will pay 0.75% per annum on outstanding letters of credit. No origination fees were incurred in connection with this facility.

Note 7: Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2013	$(9,760)	$10	$(365)	$(10,115)
Change during 2014:
Before-tax amount	(10,745)	(170)	(1,124)	(12,039)
Tax benefit	3,922	62	—	3,984
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	337	—	—	337
Total activity in 2014	(6,486)	(108)	(1,124)	(7,718)
Balance at December 31, 2014	(16,246)	(98)	(1,489)	(17,833)
Change during 2015:
Before-tax amount	1,621	(16)	(1,801)	(196)
Tax (expense) benefit	(592)	6	—	(586)
Reclassification adjustment, net of taxes:
Realized loss on securities	—	144	—	144
Amortization of net loss (1)	502	—	—	502
Total activity in 2015	1,531	134	(1,801)	(136)
Balance at December 31, 2015	$(14,715)	$36	$(3,290)	$(17,969)
(1)	Reported as part of selling, general and administrative expenses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2015 and 2014:

	Fair Value Measurements at December 31, 2015 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$16,081	$—
Available-for-sale securities – equity securities	$259	$—	$—

	Fair Value Measurements at December 31, 2014 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$—	$16,491	$—
Available-for-sale securities – equity securities	$275	$—	$—

The Company determines the fair value of marketable securities classified as available-for-sale through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities classified as trading are comprised of the SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. As a result, the Company measured the fair value of these investments using level 2 inputs. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2015 there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at December 31, 2015. The balance outstanding at December 31, 2014 was $224,500,000, and based on the quote from the lender (level 2 inputs) is similar to the fair value at the same date. The borrowings under our revolving credit facility bear variable interest rates as described in Note 6. The Company is subject to interest rate risk on the variable component of the interest rate.

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

Note 9: Commitments and Contingencies

Lease Commitments - Minimum annual rentals, principally for noncancelable real estate and equipment leases with terms in excess of one year, in effect at December 31, 2015, are summarized in the following table:

(in thousands)
2016	$12,013
2017	10,974
2018	9,823
2019	7,521
2020	4,708
Thereafter	7,406
Total rental commitments	$52,445

Total rental expense, including short-term rentals, charged to operations was $20,658,000 in 2015, $22,968,000 in 2014, and $20,582,000 in 2013.

Income Taxes - The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

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

The Company’s projected benefit obligation exceeds the fair value of the plan assets under its pension plan by $12.0 million and thus the plan was under-funded as of December 31, 2015. The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2015	2014
(in thousands)
Accumulated benefit obligation at end of year	$42,894	$47,410

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$47,410	$37,528
Service cost	—	—
Interest cost	1,898	1,946
Amendments	—	—
Actuarial loss (gain)	(4,593)	9,725
Benefits paid	(1,821)	(1,789)
Projected benefit obligation at end of year	$42,894	$47,410
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$32,622	$32,426
Actual return on plan assets	(714)	1,220
Employer contribution	850	765
Benefits paid	(1,821)	(1,789)
Fair value of plan assets at end of year	$30,937	$32,622

Funded status at end of year	$(11,957)	$(14,788)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

December 31,	2015	2014
(in thousands)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(11,957)	(14,788)
	$(11,957)	$(14,788)

December 31,	2015	2014
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss (gain)	$23,172	$25,583
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$23,172	$25,583

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2015 and 2014 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

Amounts recognized in the consolidated balance sheets consist of:

December 31,	2015	2014
(in thousands)
Funded status	$(11,957)	$(14,788)
SERP liability	(21,052)	(19,611)
Long-term pension liability	$(33,009)	$(34,399)

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. Amounts contributed to the plan totaled $850,000 in 2015 and $765,000 in 2014.

The components of net periodic benefit cost are summarized as follows:

Years ended December 31,	2015	2014	2013
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,898	1,946	1,741
Expected return on plan assets	(2,259)	(2,240)	(2,043)
Amortization of net loss	790	531	784
Net periodic benefit plan cost	$429	$237	$482

The Company recognized pre-tax (increases) decreases to the funded status in accumulated other comprehensive loss of $(2,411,000) in 2015, $10,214,000 in 2014, and $(7,760,000) in 2014. There were no previously unrecognized prior service costs as of December 31, 2015, 2014 and 2013. The pre-tax amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

(in thousands)	2015	2014	2013
Net loss (gain)	$(1,621)	$10,745	$(6,976)
Amortization of net loss	(790)	(531)	(784)
Net transition obligation (asset)	—	—	—
Amount recognized in accumulated other comprehensive loss	$(2,411)	$10,214	$(7,760)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2016 are as follows:

(in thousands)	2016
Amortization of net loss	$753
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic benefit plan cost	$753

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2015	2014	2013
Projected Benefit Obligation:
Discount rate	4.70%	4.15%	5.20%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	4.15%	5.20%	4.16%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

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

The plan’s weighted average asset allocation at December 31, 2015 and 2014 by asset category along with the target allocation for 2016 are as follows:

Asset Category	Target Allocation for 2016	Percentage of Plan Assets as of December 31, 2015	Percentage of Plan Assets as of December 31, 2014
Cash and Cash Equivalents	0% - 5%	0.7%	1.0%
Debt Securities – Core Fixed Income	15% - 50%	25.8%	24.3%
Domestic Equity Securities	0% - 40%	38.5%	37.0%
International Equity Securities	0% - 30%	23.2%	22.8%
Real Estate	0% - 20%	7.2%	10.5%
Real Return	0% - 20%	—%	1.6%
Alternative/Opportunistic/Special funds	0% - 20%	4.6%	2.8%
Total	100%	100.0%	100.0%

The Company’s overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers.  Equity securities primarily include investments in large-cap and small-cap companies domiciled domestically and internationally. Fixed-income securities include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries.  Other types of investments include real estate funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required.  The plan utilizes a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation.  Company management expects to make a contribution to the pension plan of approximately $900,000 during fiscal year 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

Some of our assets, primarily our private equity and real estate funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2015 plan asset reporting, publicly traded asset pricing was used where possible.  For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events. Additionally, these investments are categorized as level 3 investments and are valued using significant non-observable inputs which do not have a readily determinable fair value.  In accordance with ASU No. 2009-12 “Investments In Certain Entities That Calculate Net Asset Value per Share (Or Its Equivalent),” these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate against these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

The following tables present our plan assets using the fair value hierarchy as of December 31, 2015 and 2014. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 8 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2015:

Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$210	$210	$—	$—
Fixed Income Securities	(2)	7,987	—	7,987	—
Domestic Equity Securities	(3)	11,908	4,285	7,623	—
International Equity Securities	(4)	7,163	—	7,163	—
Real Estate	(5)	2,224	—	—	2,224
Real Return	(6)	—	—	—	—
Alternative/Opportunistic/Special funds	(7)	1,445	—	—	1,445
		$30,937	$4,495	$22,773	$3,669

Fair Value Hierarchy as of December 31, 2014:

Investments (in thousands)		Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	(1)	$329	$329	$—	$—
Fixed Income Securities	(2)	7,915	3,194	4,721	—
Domestic Equity Securities	(3)	12,076	4,324	7,752	—
International Equity Securities	(4)	7,442	—	7,442	—
Real Estate	(5)	3,420	—	—	3,420
Real Return	(6)	515	—	515	—
Alternative/Opportunistic/Special funds	(7)	925	—	—	925
		$32,622	$7,847	$20,430	$4,345

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Domestic equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(4)	International equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(5)	Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data.
(6)	Real return funds invest in global equities, commodities and inflation protected core bonds that are valued primarily using a market approach based on the quoted market prices of identical instruments in their respective markets.
(7)	Alternative/Opportunistic/Special funds can invest across the capital structure in both liquid and illiquid securities that are valued using a market approach based on the quoted market prices of identical instruments, or if no market price is available, instruments will be held at their fair market value (which may be cost) as reasonably determined by the investment manager, independent dealers, or pricing services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2015:

Investments (in thousands)	Balance at December 31, 2014	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2015
Real Estate	$3,420	$279	$(1,475)	$—	$2,224
Alternative/Opportunistic/Special funds	925	70	450	—	1,445
	$4,345	$349	$(1,025)	$—	$3,669

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2014:

Investments (in thousands)	Balance at December 31, 2013	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers In to (Out of) Level 3	Balance at December 31, 2014
Real Estate	$2,705	$133	$582	$—	$3,420
Alternative/Opportunistic/Special funds	—	21	904	—	925
	$2,705	$154	$1,486	$—	$4,345

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2016	$2,228
2017	2,328
2018	2,449
2019	2,510
2020	2,546
2021-2025	13,818

Supplemental Executive Retirement Plan (SERP)

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligations of the SERP. The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time. Investments in COLI policies consisted of $46.8 million in variable life insurance policies as of December 31, 2015 and $48.0 million as of December 31, 2014. In the COLI policies, the Company is able to allocate investment of the assets across a set of choices provided by the insurance company, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1. The fair value of these assets totaled $16,081,000 as of December 31, 2015 and $16,491,000 as of December 31, 2014. The SERP assets are reported in other assets on the balance sheet. The changes in the fair value of these assets, and normal insurance expenses are recorded in the consolidated statement of operations as compensation cost within selling, general and administrative expenses. Trading (losses) gains related to the SERP assets totaled $(519,000) in 2015, $959,000 in 2014, and $2,026,000 in 2013. The SERP liability is recorded on the balance sheet in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

401(k) Plan

RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than three months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. RPC matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the plan. Employees vest in the RPC contributions after three years of service. The charges to expense for the Company’s contributions to the 401(k) plan were $4,796,000 in 2015, $6,970,000 in 2014, and $5,451,000 in 2013.

Stock Incentive Plans

The Company has issued stock options and restricted stock to employees under three 10 year stock incentive plans that were approved by stockholders in 1994, 2004 and 2014. The 1994 plan expired in 2004 and the 2004 Plan expired in 2014. In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of December 31, 2015, 7,120,525 shares were available for grant.

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

Pre-tax stock-based employee compensation expense was $9,960,000 in 2015 ($6,325,000 after tax), $9,074,000 in 2014 ($5,762,000 after tax), and $8,177,000 in 2013 ($5,192,000 after tax).

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

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2003 and there are none outstanding. There were no stock options exercised during 2015, 2014 or 2013 and there are no stock options outstanding as of December 31, 2015.

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

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2015:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested shares at January 1, 2015	3,575,150	$12.04
Granted	895,725	12.30
Vested	(1,054,625)	8.66
Forfeited	(104,075)	12.78
Non-vested shares at December 31, 2015	3,312,175	$13.17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2014:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested shares at January 1, 2014	4,114,800	$9.67
Granted	657,375	18.84
Vested	(1,108,790)	7.20
Forfeited	(88,235)	12.83
Non-vested shares at December 31, 2014	3,575,150	$12.04

The fair value of restricted share awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. The weighted average grant date fair value per share of these restricted stock awards was $12.30 for 2015, $18.84 for 2014 and $13.68 for 2013. The total fair value of shares vested was $12,727,000 during 2015, $20,664,000 during 2014 and $15,471,000 during 2013. The tax benefit for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value aggregating $1,410,000 for 2015, $4,336,000 for 2014 and $3,178,000 for 2013. The excess tax deductions are classified as a financing activity in the accompanying consolidated statements of cash flows.

Other Information

As of December 31, 2015, total unrecognized compensation cost related to non-vested restricted shares was $38,982,000 which is expected to be recognized over a weighted-average period of 3.2 years.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $753,000 in 2015, $663,000 in 2014, and $670,000 in 2013. The Company’s (payable) receivable due (to) from Marine Products for these services was $(11,000) as of December 31, 2015 and $47,000 as of December 31, 2014. The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1,127,000 in 2015, $1,092,000 in 2014 and $1,039,000 in 2013.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $100,000 in 2015, $84,000 in 2014 and $83,000 in 2013.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft.  The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC.  Each of RPC and Marine Products is a party to an operating lease agreement with 255 RC, LLC for a period of five years. During 2015, RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of approximately $186,000 for the corporate aircraft. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2015, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

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

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2015, 2014 and 2013 are shown in the following table:

(in thousands)	Technical Services	Support Services	Corporate	Loss on disposition of assets, net	Total
2015
Revenues	$1,175,293	$88,547	$—	$—	$1,263,840
Operating (loss)	(132,982)	(2,363)	(14,515)	(6,417)	(156,277)
Capital expenditures	155,361	11,055	1,010	—	167,426
Depreciation and amortization	237,778	32,697	502	—	270,977
Identifiable assets	976,761	108,262	152,071	—	1,237,094
2014
Revenues	$2,180,457	$156,956	$—	$—	$2,337,413
Operating profit (loss)	390,004	42,510	(16,113)	(15,472)	400,929
Capital expenditures	342,932	27,148	1,422	—	371,502
Depreciation and amortization	198, 636	31,578	599	—	230,813
Identifiable assets	1,514,084	157,688	87,586	—	1,759,358
2013
Revenues	$1,729,732	$131,757	$—	$—	$1,861,489
Operating profit (loss)	276,246	26,223	(15,659)	(9,371)	277,439
Capital expenditures	167,586	32,250	1,845	—	201,681
Depreciation and amortization	181,026	31,417	685	—	213,128
Identifiable assets	1,113,877	202,243	67,740	—	1,383,860

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2015, 2014 and 2013

The following summarizes selected information between the United States and all international locations combined for the years ended December 31, 2015, 2014 and 2013. The revenues are presented based on the location of the use of the product or service. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

Years ended December 31,	2015	2014	2013
(in thousands)
United States Revenues	$1,191,704	$2,249,260	$1,795,592
International Revenues	72,136	88,153	65,897
	$1,263,840	$2,337,413	$1,861,489

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

As of the end of the period covered by this report, December 31, 2015 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 30 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2015 and issued a report thereon which is included on page 31 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the RPC Proxy Statement for its 2016 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on page 13 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2016 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2016 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the RPC Proxy Statement for its 2016 Annual Meeting of Stockholders, in the sections “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2015.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	—	$—	7,120,525	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	$—	7,120,525

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 10 to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2016 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the RPC Proxy Statement for its 2016 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled “Independent Registered Public Accounting Firm” in the RPC Proxy Statement for its 2016 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

10.6	Form of Time Lapse Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).

10.7	Form of Performance Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).

10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.9	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).

10.14	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).

10.15	Summary of Compensation Arrangements with Non-Employee Directors (incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed on February 27, 2015).

10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).

3.1C	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q filed August 2, 2011).

3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on November 3, 2014).

4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

10.2	Agreement Regarding Distribution and Plan of Reorganization, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed on February 13, 2001).

10.3	Employee Benefits Agreement dated February 12, 2001, by and between RPC, Inc., Chaparral Boats, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.3 to the Form 10-K filed on February 13, 2001).

10.4	Transition Support Services Agreement dated February 12, 2001 by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.4 to the Form 10-K filed on February 13, 2001).

10.5	Tax Sharing Agreement dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10-K filed on February 13, 2001).

10.6	Form of Time Lapse Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 2, 2004).

10.7	Form of Performance Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 2, 2004).

10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.9	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).

10.12	Credit Agreement dated August 31, 2010 between the Company, Banc of America, N.A., SunTrust Bank, Regions Bank and certain other lenders party thereto (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed on September 7, 2010).

10.13	Amendment No. 1 to Credit Agreement dated as of June 16, 2011 between the Company, the Subsidiary Loan Parties party thereto, Bank of America, N.A. and certain other lenders party thereto (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on February 29, 2012).

10.14	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).

10.15	Summary of Compensation Arrangements with Non-Employee Directors (incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed on February 27, 2015).

10.16	Amendment No. 2 to Credit Agreement and Amendment No. 1 to Subsidiary Guaranty Agreement dated as of January 17, 2014 between RPC, Bank of America, N.A., certain other Lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated January 17, 2014).

10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).

10.18	Reduction of Commitment Notice, dated November 3, 2015 (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed on November 6, 2015).

18	Preferability Letter from Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18 to Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2015).

21	Subsidiaries of RPC

23	Consent of Grant Thornton LLP

24	Powers of Attorney for Directors

31.1	Section 302 certification for Chief Executive Officer

31.2	Section 302 certification for Chief Financial Officer

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

95.1	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, Inc.

/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	February 29, 2016

/s/ Ben M. Palmer
Ben M. Palmer	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2016

The Directors of RPC (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	James A. Lane, Jr., Director
Gary W. Rollins, Director	Linda H. Graham, Director
Henry B. Tippie, Director	Bill J. Dismuke, Director
James B. Williams, Director	Larry L. Prince, Director

/s/ Richard A. Hubbell
Richard A. Hubbell
Director and as Attorney-in-fact
February 29, 2016

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE

Schedule II — Valuation and Qualifying Accounts	64

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended December 31, 2015, 2014 and 2013
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries		Balance at End of Period
Year ended December 31, 2015
Allowance for doubtful accounts	$15,351	$(2,958)		$(1,788) (1)	$10,605
Deferred tax asset valuation allowance	$2	$274	$	— (2)	$276
Year ended December 31, 2014
Allowance for doubtful accounts	$13,497	$2,280		$(426) (1)	$15,351
Deferred tax asset valuation allowance	$83	$—		$(81) (2)	$2
Year ended December 31, 2013
Allowance for doubtful accounts	$9,110	$8,815		$(4,428) (1)	$13,497
Deferred tax asset valuation allowance	$1,003	$—		$(920) (2)	$83

(1)	Net (deductions) recoveries in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	The valuation allowance for deferred tax assets is increased or decreased each year to reflect the state net operating losses that management believes will not be utilized before they expire.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters ended	March 31	June 30	September 30	December 31
(in thousands except per share data)
2015
Revenues	$406,270	$297,560	$291,924	$268,086
Operating profit (loss)	$6,374	$(52,347)	$(52,899)	$(57,405)
Net income (loss)	$7,548	$(34,055)	$(35,173)	$(37,881)
Net income (loss) per share — basic (a)	$0.04	$(0.16)	$(0.16)	$(0.18)
Net income (loss) per share — diluted (a)	$0.04	$(0.16)	$(0.16)	$(0.18)
2014
Revenues	$501,692	$582,831	$620,684	$632,206
Operating profit	$65,416	$103,484	$106,408	$125,621
Net income	$39,388	$63,283	$64,885	$77,637
Net income per share — basic (a)	$0.18	$0.29	$0.30	$0.36
Net income per share — diluted (a)	$0.18	$0.29	$0.30	$0.36
(a)	The sum of the income per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.

