Form 10-Q
period 2016-03-31
RPC INC
filed 2016-05-03
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of April 22, 2016, RPC, Inc. had 217,607,041 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(In thousands)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS		(Note 1)

Cash and cash equivalents	$108,309	$65,196
Accounts receivable, net	175,554	232,187
Inventories	125,089	128,441
Income taxes receivable	41,294	51,392
Prepaid expenses	7,384	8,961
Other current assets	5,832	6,031
Total current assets	463,462	492,208
Property, plant and equipment, less accumulated depreciation of $1,477,000 in 2016 and $1,423,000 in 2015	635,307	688,335
Goodwill	32,150	32,150
Other assets	24,277	24,401
Total assets	$1,155,196	$1,237,094

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$45,884	$75,811
Accrued payroll and related expenses	16,077	16,654
Accrued insurance expenses	4,964	4,296
Accrued state, local and other taxes	3,978	2,838
Income taxes payable	8,704	7,639
Other accrued expenses	2,294	226
Total current liabilities	81,901	107,464
Long-term accrued insurance expenses	10,249	11,348
Long-term pension liabilities	32,077	33,009
Deferred income taxes	107,769	115,495
Other long-term liabilities	3,377	17,497
Total liabilities	235,373	284,813
Common stock	21,761	21,699
Capital in excess of par value	-	-
Retained earnings	915,221	948,551
Accumulated other comprehensive loss	(17,159)	(17,969)
Total stockholders' equity	919,823	952,281
Total liabilities and stockholders' equity	$1,155,196	$1,237,094

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(In thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2016	2015

Revenues	$189,095	$406,270
Cost of revenues (exclusive of items shown below)	161,256	292,445
Selling, general and administrative expenses	43,546	42,433
Depreciation and amortization	60,636	65,976
Gain on disposition of assets, net	(1,256)	(958)
Operating (loss) profit	(75,087)	6,374
Interest expense	(325)	(691)
Interest income	23	6
Other income, net	342	5,585
(Loss) income before income taxes	(75,047)	11,274
Income tax (benefit) provision	(42,536)	3,726
Net (loss) income	$(32,511)	$7,548

(Loss) earnings per share
Basic	$(0.15)	$0.04
Diluted	$(0.15)	$0.04

Dividends per share	$—	$0.105

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015

Net (loss) income	$(32,511)	$7,548

Other comprehensive (loss) income:
Pension adjustment and reclassification adjustment, net of taxes	127	125
Foreign currency translation	692	(1,029)
Unrealized loss on securities, net of taxes	(9)	20
Comprehensive (loss) income	$(31,701)	$6,664

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(In thousands)

(Unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2015	216,991	$21,699	$—	$948,551	$(17,969)	$952,281
Stock issued for stock incentive plans, net	910	91	1,940	—	—	2,031
Stock purchased and retired	(294)	(29)	(2,343)	(819)	—	(3,191)
Net loss	—	—	—	(32,511)	—	(32,511)
Pension adjustment, net of taxes	—	—	—	—	127	127
Foreign currency translation	—	—	—	—	692	692
Unrealized loss on securities, net of taxes	—	—	—	—	(9)	(9)
Excess tax benefits for share-based payments	—	—	403	—	—	403
Balance, March 31, 2016	217,607	$21,761	$—	$915,221	$(17,159)	$919,823

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net (loss) income	$(32,511)	$7,548
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	61,418	67,555
Stock-based compensation expense	2,660	2,523
Gain on disposition of assets, net	(1,256)	(958)
Deferred income tax benefit	(8,423)	(18,413)
Excess tax benefits for share-based payments	(403)	(1,460)
(Increase) decrease in assets:
Accounts receivable	56,887	203,706
Income taxes receivable	10,501	16,063
Inventories	3,674	1,217
Prepaid expenses	1,581	621
Other current assets	241	806
Other non-current assets	117	225
Increase (decrease) in liabilities:
Accounts payable	(29,410)	(57,944)
Income taxes payable	1,065	783
Accrued payroll and related expenses	(595)	(22,346)
Accrued insurance expenses	668	862
Accrued state, local and other taxes	1,140	(841)
Other accrued expenses	2,069	(17)
Pension liabilities	(732)	359
Long-term accrued insurance expenses	(1,099)	769
Other long-term liabilities	(14,120)	(466)
Net cash provided by operating activities	53,472	200,592

INVESTING ACTIVITIES
Capital expenditures	(9,581)	(103,492)
Proceeds from sale of assets	2,010	2,899
Net cash used for investing activities	(7,571)	(100,593)

FINANCING ACTIVITIES
Payment of dividends	-	(22,762)
Borrowings from notes payable to banks	-	265,400
Repayments of notes payable to banks	-	(334,300)
Excess tax benefits for share-based payments	403	1,460
Cash paid for common stock purchased and retired	(3,191)	(4,093)
Net cash used for financing activities	(2,788)	(94,295)

Net increase in cash and cash equivalents	43,113	5,704
Cash and cash equivalents at beginning of period	65,196	9,772
Cash and cash equivalents at end of period	$108,309	$15,476

Supplemental cash flows disclosure:
Interest paid, net of amounts capitalized	$282	$608
Income taxes (received) paid, net	$(32,487)	$4,423

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$1,862	$13,413

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

The Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncements:

Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminate the requirement to retrospectively account for those adjustments. Instead, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. All of the changes are to be recorded in the reporting period and calculated as if the accounting had been completed at the acquisition date and either disclosed on the face of the income statement or in the notes by each category. The Company adopted these provisions in the first quarter of 2016 and plans to apply the provisions for all business combinations completed hereafter. The adoption did not have a material impact on the Company’s consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Update (ASU) No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments apply to the fair value of an investment that is measured using the net asset value per share (or its equivalent) practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company adopted these provisions in the first quarter of 2016 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2014-15, Presentation of Financial Statements —Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The provisions in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Currently, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. This ASU provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and the related footnote disclosures. The Company adopted these provisions in the first quarter of 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

Accounting Standards Update No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification within the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent).

The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

Accounting Standards Update No. 2016-07, Investments —Equity Method and Joint Ventures (Topic 323) Simplifying the Transition to the Equity Method of Accounting. These amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement to adjust the investment, results of operations, and retained earnings retroactively when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. Instead, the cost of acquiring the additional interest in the investee is to be added to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for it. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Update No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

Accounting Standards Updates No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP and affects accounting for equity investments and financial instruments and liabilities and related disclosures. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted for certain provisions. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Current guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximated normal profit margin. These amendments simplify the measurement process and allows inventory to be measured at lower of cost or net realizable value and eliminates the market requirement. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments are to be applied prospectively with earlier application permitted. The Company plans to adopt these provisions in the first quarter of 2017 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step process – (i) identifying the contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. The Company plans to adopt these provisions in the first quarter of 2018 in accordance with ASU 2015-14 that deferred the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	(LOSS) EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

	Three months ended March 31
(In thousands)	2016	2015
Net (loss) income available for stockholders	$(32,511)	$7,548
Less: Adjustments for earnings attributable to participating securities	-	(87)
Net (loss) income used in calculating earnings per share	$(32,511)	$7,461

Weighted average shares outstanding (including participating securities)	217,433	213,492
Adjustment for participating securities	(3,322)	(3,423)
Shares used in calculating basic earnings per share	214,111	210,069
Dilutive effect of stock based awards	-	93
Shares used in calculating diluted earnings per share	214,111	210,162

5.	STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of March 31, 2016, there were 6,210,675 shares available for grant.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2016	2015
Pre-tax expense	$2,660	$2,523
After tax expense	$1,689	$1,602

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2015	3,312,175	$13.17
Granted	920,100	10.77
Vested	(877,800)	11.56
Forfeited	(10,250)	13.51
Non-vested shares at March 31, 2016	3,344,225	$12.93

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of shares vested during the three months ended March 31, 2016 was $9,527,000 and during the three months ended March 31, 2015 was $12,727,000. Tax benefits for compensation tax deductions in excess of compensation expense for restricted shares totaled $403,000 for the three months ended March 31, 2016 and $1,460,000 for the three months ended March 31, 2015. These tax benefits were credited to capital in excess of par value and classified as financing cash flows.

As of March 31, 2016, total unrecognized compensation cost related to non-vested restricted shares was $46,231,000 which is expected to be recognized over a weighted-average period of 4.1 years.

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

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. These services include pressure pumping services, snubbing, coiled tubing, nitrogen pumping, well control consulting and firefighting, downhole tools, wireline, and fluid pumping services. These Technical Services are primarily used in the completion, production and maintenance of oil and gas wells. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest, Rocky Mountain and Appalachian regions, and international locations including primarily Africa, Australia, Canada, China, Argentina and Mexico. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inter-segment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results. Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended March 31,
(in thousands)	2016	2015
Revenues:
Technical Services	$175,472	$378,093
Support Services	13,623	28,177
Total revenues	$189,095	$406,270
Operating (loss) profit:
Technical Services	$(63,264)	$5,862
Support Services	(6,636)	3,907
Corporate	(6,443)	(4,353)
Gain on disposition of assets, net	1,256	958
Total operating (loss) profit	$(75,087)	$6,374
Interest expense	(325)	(691)
Interest income	23	6
Other income, net	342	5,585
(Loss) income before income taxes	$(75,047)	$11,274

As of and for the three months ended March 31, 2016	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$53,618	$6,899	$119	$60,636
Capital expenditures	8,032	858	691	9,581
Identifiable assets	$875,622	$94,667	$184,907	$1,155,196

As of and for the three months ended March 31, 2015	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$57,676	$8,166	$134	$65,976
Capital expenditures	96,387	6,583	522	103,492
Identifiable assets	$1,331,402	$141,498	$77,080	$1,549,980

7.	INVENTORIES

Inventories of $125,089,000 at March 31, 2016 and $128,441,000 at December 31, 2015 consist of raw materials, parts and supplies.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended March 31,
(in thousands)	2016	2015
Interest cost	$502	$474
Expected return on plan assets	(534)	(565)
Amortization of net losses	200	198
Net periodic benefit cost	$168	$107

The Company contributions to this plan were $900,000 during the three months ended March 31, 2016 and $850,000 during the three months ended March 31, 2015.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $16,084,000 as of March 31, 2016 and $16,081,000 as of December 31, 2015. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses. Trading gains (losses) related to the SERP assets were approximately as follows:

	Three months ended March 31,
(in thousands)	2016	2015
Trading (losses) gains, net	$(327)	$204

The SERP liability includes participant deferrals net of distributions and is recorded on the consolidated balance sheets in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

9.	NOTES PAYABLE TO BANKS

The Company has a revolving credit facility with Banc of America Securities, LLC, SunTrust Robinson Humphrey, Inc., and Regions Capital Markets as Joint Lead Arrangers and Joint Book Managers, and a syndicate of other lenders. On November 30, 2015, the Company reduced the size of the facility, which was previously $350 million, to $125 million. The revolving credit facility has a general term of five years and provides for an unsecured line of credit of up to $125 million, including a $50 million letter of credit subfacility, and a $35 million swingline subfacility. The revolving credit facility includes a full and unconditional guarantee by the Company's 100 percent owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of RPC and its subsidiaries. The Company’s subsidiaries that are not guarantors are considered minor.

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

The Company has incurred loan origination fees and other debt related costs associated with the revolving credit facility in the aggregate of approximately $3.0 million.  These costs, net of amounts written off as a result of the reduction in the revolving credit facility in 2015, are being amortized to interest expense over the remaining term of the five year loan, and the net amount of $0.3 million at March 31, 2016 is classified as non-current other assets.

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

The revolving credit facility contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items. Further, the revolving credit facility contains financial covenants limiting the ratio of the Company's consolidated debt-to-EBITDA to no more than 2.5 to 1, and limiting the ratio of the Company's consolidated EBITDA to debt service coverage to no less than 2 to 1. The Company was in compliance with these covenants for the three months ended March 31, 2016.

As of March 31, 2016, RPC had no outstanding borrowings under the revolving credit facility. Interest incurred and paid on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended March 31,
	2016	2015
(in thousands except interest rate data)
Interest incurred	$109	$844
Capitalized interest	$-	$179
Weighted average interest rate	-	1.6%

On January 4, 2016, the Company entered into a one year $35 million uncommitted letter of credit facility with Bank of America, N.A. Under the terms of the letter of credit facility, the Company will pay 0.75% per annum on outstanding letters of credit. No origination fees were incurred in connection with this facility. As of March 31, 2016, RPC had letters of credit outstanding relating to self-insurance programs and contract bids totaling $29.3 million.

10.	INCOME TAXES

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

For the three months ended March 31, 2016, the income tax (benefit) provision reflects an effective tax rate of 56.7 percent compared to an effective tax rate of 33.0 percent for the comparable period in the prior year. The Company recognized a discrete income tax benefit of $15.7 million in the first quarter of 2016 related to the resolution of uncertain state income tax positions. As a result of ongoing state income tax audit examination activity, the Company now believes certain of its positions meet the recognition criteria pursuant to ASC 740, thus resulting in the discrete adjustment for the quarter. As a result of this adjustment, the balance of unrecognized tax benefits as of March 31, 2016 was approximately $2.2 million.

The Company adopted the provisions of Accounting Standards Update 2015-17 as of the year ended December 31, 2015 that requires all deferred tax balances to be classified as non-current. Accordingly, the net deferred tax balance has been reflected as a non-current liability in the accompanying balance sheet as of March 31, 2016.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of March 31, 2016 and December 31, 2015:

	Fair value measurements at March 31, 2016 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$16,085	$-
Available for sale securities	245	-	-

	Fair value measurements at December 31, 2015 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$16,081	$-
Available for sale securities	259	-	-

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

There were no outstanding borrowings on the Revolving Credit Agreement at March 31, 2016 and December 31, 2015. The fair value of borrowings are based on quotes from the lender (level 2 inputs). The borrowings under the Company’s revolving credit agreement bear interest at the variable rate described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2015	$(14,715)	$36	$(3,290)	$(17,969)
Change during the period:
Before-tax amount	-	(14)	692	678
Tax benefit	-	5	-	5
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	127	-	-	127
Total activity for the period	127	(9)	692	810
Balance at March 31, 2016	$(14,588)	$27	$(2,598)	$(17,159)
(1)	Reported as part of selling, general and administrative expenses.

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2014	$(16,246)	$(98)	$(1,489)	$(17,833)
Change during the period:
Before-tax amount	-	31	(1,029)	(998)
Tax benefit	-	(11)	-	(11)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	125	-	-	125
Total activity for the period	125	20	(1,029)	(884)
Balance at March 31, 2015	$(16,121)	$(78)	$(2,518)	$(18,717)
(1)	Reported as part of selling, general and administrative expenses.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015 is incorporated herein by reference.  In 2016, the Company’s strategy of utilizing equipment in unconventional basins has continued.  During the three months ended March 31, 2016, we made minimal capital expenditures totaling $9.6 million primarily for the maintenance of our existing revenue-producing equipment.

During the first quarter of 2016, revenues decreased 53.5 percent to $189.1 million compared to the same period in the prior year. The decrease in revenues resulted primarily from lower activity levels and pricing in our service lines. International revenues for the first quarter of 2016 decreased 15.0 percent to $16.3 million compared to the same period in the prior year. International revenues reflect decreases in customer activity levels in Australia, Gabon and China partially offset by increases in Argentina and Mexico. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to represent a low percentage of RPC’s consolidated revenues in the future.

Cost of revenues as a percentage of revenues increased during the first quarter of 2016 in comparison to the same period of the prior year due to continued declines in the pricing for our services, higher maintenance and repairs expense, and inefficiencies resulting from lower activity levels. However, costs of revenues decreased due to lower costs resulting from lower activity levels, reduced personnel headcount and incentive compensation, and price reductions from suppliers.

Selling, general and administrative expenses as a percentage of revenues increased to 23.0 percent in the first quarter of 2015 compared to 10.4 percent in the same period in the prior year due to an increase in bad debt expense and professional fees. These expenses were partially offset by lower total employment costs due to headcount reductions.

Loss before income taxes was $75.0 million for the three months ended March 31, 2016 compared to income before income taxes of $11.3 million in the same period of 2015. Losses per share were $0.15 for the three months ended March 31, 2016 compared to diluted earnings per share of $0.04 in the same period of 2015. The loss of $0.15 per share during the current quarter includes the positive impact of a discrete income tax benefit totaling $15.7 million. Cash flows from operating activities were $53.5 million for the three months ended March 31, 2016 compared to $200.6 million in the same period of 2015 due primarily to an unfavorable change in working capital coupled with a decrease in net income.

We expect capital expenditures during full year 2016 will be approximately $50 million, and to be directed primarily towards the capitalized maintenance of our existing fleet of revenue-producing equipment.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a recent cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and early in the second quarter of 2016, the drilling rig count has fallen by approximately 77 percent. At the end of the first quarter of 2016, the U.S. domestic drilling rig count reached the lowest level ever recorded, and continued to decline early during the second quarter of 2016. The principal catalyst for this steep rig count decline is the decrease in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil began to fall at this time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. The price of oil fell by approximately 70 percent from its peak during the second quarter of 2014 to the end of the first quarter of 2016. Most industry analysts believe that the U.S. domestic rig count will continue to fall during the second quarter of 2016 before stabilizing some time during the last two quarters of the year.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. During 2015 and as of the first quarter of 2016, the prices of oil and natural gas had fallen to levels that discourage our customers from undertaking most of their potential exploration and production activities. Although the price of oil stabilized during the first quarter of 2016, it remains at levels that discourage customers from increasing their oil-directed exploration and production activities. The average price of natural gas liquids during the first quarter of 2016 declined by approximately 26 percent compared to the first quarter of the prior year, and by approximately seven percent compared to the fourth quarter of 2015. These commodity price trends have negative implications for our near-term activity levels. As evidence of the impact of these commodity prices on our customers’ activity levels, the oil-directed drilling rig count at the end of the first quarter of 2016 had fallen to the lowest level recorded since the second quarter of 2008, and the natural gas-directed rig count remained at the lowest level ever recorded.

The majority of the U.S. domestic rig count remains directed towards oil. At the end of the first quarter of 2016, approximately 80 percent of the U.S. domestic rig count was directed towards oil, a slight increase compared to approximately 78 percent at the end of 2014. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.

We continue to monitor the market for our services and the competitive environment in 2016. We are cautious about the market for our services because of the historically low U.S. domestic rig count and the prices of oil and natural gas during 2016, and the highly competitive nature of pricing for our services in the current environment. The current low prices of oil and natural gas discourage us from believing that the U.S. domestic rig count will recover during the near term. Over the long term, we believe that the steep decline in oil-directed drilling in the U.S. domestic market will reduce U.S. domestic oil production and serve as a catalyst for oil prices to increase. This belief is due to the fact that oil-directed wells drilled in shale resource plays typically exhibit high initial production soon after being completed followed by a decline in production in later years. We note that U.S. domestic oil production peaked in the third quarter of 2015, and has declined through the first quarter of 2016. U.S. domestic natural gas production has declined during this period as well, although it increased during the first quarter of 2016. We are also encouraged by the fact that the drilling and completion activities that took place during 2015 and continue in 2016 are highly service-intensive and require a large amount of equipment and raw materials. Furthermore, we note that a large number of wells in the U.S. domestic market have been drilled but not completed. These uncompleted wells represent potential revenue for RPC’s completion-directed service lines, which comprise the majority of RPC’s revenues. Finally, we are encouraged by our belief that some of our competitors are not maintaining their equipment to a level that allows them to provide services to their customers. During 2015 and the first quarter of 2016, we responded to the significant declines in industry activity levels and pricing for our services by reducing costs through seeking price concessions from our suppliers. In addition, we have reduced employee headcount, closed selected operational locations and revised our variable compensation programs.

RPC, INC. AND SUBSIDIARIES

We note in the current competitive environment that many of our smaller competitors have high levels of debt, higher cost structures, and less-developed logistical capabilities than RPC. These characteristics have forced these competitors to cease operations because current pricing and activity levels do not allow them to generate enough cash to service their debt and fund their working capital and capital expenditure requirements. During 2015 and through the first quarter of 2016, a number of smaller competitors have ceased operations and sold their businesses or liquidated their assets. These observations encourage us to believe that our markets will eventually become less competitive for a period of time. In the fourth quarter of 2015 we initiated a process whereby we more closely scrutinize the maintenance status of our currently idled revenue-producing assets. Through this process, we are attempting to ensure that our idle equipment is prepared to return to service as soon as market conditions encourage us to do so. We believe that this process will provide an advantage to RPC, in contrast to many competitors who do not have the liquidity to maintain their fleets, and thus will not be able to return their assets to service in a timely manner when market conditions improve. In this environment RPC also monitors the financial stability of our customers, due to the fact that many of them have also financed their operations with a large amount of debt, and this type of financing is less available in 2016 than in previous years. RPC plans minimal increases in our fleet of revenue-producing equipment during 2016. Our consistent response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending. We intend to maintain a financial structure which includes little or no debt during the remainder of the current industry downturn.

Results of Operations

	Three months ended March 31,
	2016	2015
Consolidated revenues [in thousands]	$189,095	$406,270
Revenues by business segment [in thousands]:
Technical	$175,472	$378,093
Support	13,623	28,177

Consolidated operating (loss) profit [in thousands]	$(75,087)	$6,374
Operating (loss) profit by business segment [in thousands]:
Technical	$(63,264)	$5,862
Support	(6,636)	3,907
Corporate	(6,443)	(4,353)
Gain on disposition of assets, net	1,256	958

Percentage cost of revenues to revenues	85.3%	72.0%
Percentage selling, general & administrative expenses to revenues	23.0%	10.4%
Percentage depreciation and amortization expense to revenues	32.1%	16.2%
Average U.S. domestic rig count	543	1,403
Average natural gas price (per thousand cubic feet (mcf))	$1.96	$2.82
Average oil price (per barrel)	$33.75	$48.99

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

Revenues. Revenues for the three months ended March 31, 2016 decreased 53.5 percent compared to the three months ended March 31, 2015. Domestic revenues of $172.8 million decreased 55.4 percent compared to the same period in the prior year. The decreases in revenues are due primarily to lower activity levels and pricing for our services. International revenues of $16.3 million decreased 15.0 percent for the three months ended March 31, 2016 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas was 30.5 percent lower and the average price of oil was 31.1 percent lower during the first quarter of 2016 as compared to the same period in the prior year. The average domestic rig count during the current quarter was 61.3 percent lower than the same period in 2015.

The Technical Services segment revenues for the first quarter of 2016 decreased 53.6 percent compared to the same period in the prior year. Revenues in this segment decreased primarily due to lower activity levels and pricing as compared to the prior year, partially offset by increasing service intensity in our pressure pumping service line, which is the largest service line within this segment. The Support Services segment revenues for the first quarter of 2016 decreased by 51.7 percent compared to the same period in the prior year. This decrease was due principally to lower pricing and activity levels within rental tools, which is the largest service line within this segment. Both the Technical and Support Services segments reported operating losses due to lower revenues, partially offset by cost control efforts undertaken throughout the Company.

Cost of revenues.  Cost of revenues decreased 44.9 percent to $161.3 million for the three months ended March 31, 2016 compared to $292.4 million for the three months ended March 31, 2015.  Cost of revenues decreased due to lower costs resulting from lower activity levels, reduced personnel headcount and incentive compensation, and price reductions from suppliers. As a percentage of revenues, cost of revenues increased due to continued declining pricing for our services, higher maintenance and repair expenses, and inefficiencies resulting from lower activity levels.

Selling, general and administrative expenses. Selling, general and administrative expenses were $43.5 million for the three months ended March 31, 2016 and $42.4 million for the three months ended March 31, 2015. These expenses increased due to an increase in bad debt expense and professional fees. The Company recorded a contingent professional fee of $2.0 million in connection with the resolution of an open tax matter discussed below. As a percentage of revenues, these costs increased to 23.0 percent during the three months ended March 31, 2016 compared to 10.4 percent during the same period in the prior year due to increases in bad debt expense and professional fees previously noted as well as the relatively fixed nature of some of these costs during the short term.

Depreciation and amortization. Depreciation and amortization decreased 8.1 percent to $60.6 million for the three months ended March 31, 2016, compared to $66.0 million for the quarter ended March 31, 2015 due to lower capital expenditures during the previous four quarters.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $1.3 million for the three months ended March 31, 2016 compared to $1.0 million for the three months ended March 31, 2015.  The gain on disposition of assets, net is comprised of gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $0.3 million for the three months ended March 31, 2016 compared to $5.6 million for the same period in the prior year. The decrease in the current quarter in comparison to the same period in the prior year is due to proceeds from a legal settlement recorded during 2015.

Interest expense. Interest expense of $325 thousand for the three months ended March 31, 2016 decreased compared to $691 thousand for the three months ended March 31, 2015. RPC did not draw on its revolving credit facility during the first quarter of 2016. As such, none of the interest expense during the first quarter of 2016 related to borrowings under our syndicated credit facility. These expenses consisted of fees related to the revolving credit facility and the amortization of loan costs.

Income tax (benefit) provision. Income tax benefit was $42.5 million during the three months ended March 31, 2016 in comparison to an income tax provision of $3.7 million for the same period in 2015. The effective tax rate of 56.7 percent for the three months ended March 31, 2016 was higher than the 33.0 percent for the three months ended March 31, 2015. The income tax benefit during the first quarter of 2016 includes a discrete tax benefit of $15.7 million recorded in connection with the resolution of an open tax issue.

RPC, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents as of March 31, 2016 were $108.3 million. The following table sets forth the historical cash flows for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(In thousands)	2016	2015
Net cash provided by operating activities	$53,472	$200,592
Net cash used for investing activities	(7,571)	(100,593)
Net cash used for financing activities	(2,788)	(94,295)

Cash provided by operating activities for the three months ended March 31, 2016 decreased by $147.1 million compared to the same period in the prior year. This decrease is due primarily to net unfavorable changes in working capital of $95.1 million coupled with decreases in net income of $40.1 million and depreciation and amortization expense of $6.1 million partially offset by an increase to the deferred tax benefit of $10.0 million.

The unfavorable change in working capital is primarily due to unfavorable changes of $146.8 million in accounts receivable due to a smaller contribution from lower business activity levels and $5.3 million in net income taxes receivable/payable due to the timing of payments. These unfavorable changes were partially offset by favorable changes of $2.5 in inventories; $28.5 million in accounts payable; $21.8 million in accrued payroll and related expenses; $0.4 million in prepaid expenses and other current assets and $2.0 million in accrued state, local and other taxes consistent with lower business activity levels coupled with the timing of payments.

Cash used for investing activities for the three months ended March 31, 2016 decreased by $93.0 million, compared to the three months ended March 31, 2015, primarily as a result of lower capital expenditures in response to weaker industry conditions.

Cash used for financing activities for the three months ended March 31, 2016 decreased by $91.5 million primarily as a result of lower net loan repayments coupled with lower common stock dividends during the three months ended March 31, 2016 compared to the same period in the prior year. The Company reduced its common stock dividend during the first quarter of 2015 and suspended its common stock dividend during the second quarter of 2015, the remainder of 2015 and the first quarter of 2016.

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2016 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $125 million revolving credit facility (the “Revolving Credit Agreement”) that matures in January 2019. The Revolving Credit Agreement contains customary terms and conditions, including certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items. As of March 31, 2016, there were no outstanding borrowings. The Company also has a one year $35 million uncommitted letter of credit facility dated January 4, 2016; RPC had letters of credit outstanding relating to self-insurance programs and contract bids totaling $29.3 million as of March 31, 2016. Additional information regarding our Revolving Credit Agreement is included in Note 9 of the Notes to Consolidated Financial Statements included in this report.

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

RPC, INC. AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures will be approximately $50 million during 2016, of which $9.6 million has been spent as of March 31, 2016. We expect capital expenditures for the remainder of 2016 to be primarily directed toward capitalized equipment maintenance. The actual amount of 2016 capital expenditures will depend upon equipment maintenance requirements, expansion opportunities, and equipment delivery schedules and can be modified based on market conditions and other factors.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable. There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. The Company contributed $900,000 to this plan in the first quarter of 2016 and does not expect to make any additional contributions during the remainder of 2016.

As of March 31, 2016, the Company’s stock buyback program authorizes the repurchase of up to 31,578,125 shares. There were no shares purchased on the open market during the first quarter of 2016, and 2,050,154 shares remain available to be repurchased under the current authorization as of March 31, 2016. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On July 28, 2015, the Board of Directors voted to temporarily suspend RPC’s quarterly dividend to common stockholders. The Company expects to resume cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. During 2014, we experienced high employment costs due to the demand for skilled labor in our markets. In addition, we experienced continued high cost for certain raw materials the Company uses to provide its services, in spite of our efforts to secure raw materials from alternative sources. During 2015 and through the first quarter of 2016, however, supplies of raw materials became more readily available as domestic oilfield activity decreased. In addition, skilled labor became more available, and the upward wage pressures that the Company experienced in 2014 subsided. By way of illustration, the price index of one of the most critical raw materials the Company uses to provide its services declined by 24 percent between the fourth quarter of 2014 and the end of the first quarter of 2016. As another example, the cost of diesel fuel has declined by approximately 51 percent between the first quarter of 2014 and the first quarter of 2016. Early in the first quarter of 2016, there were many indications that the prices of both skilled labor and many of the raw materials used in providing our services would continue to decline during the near term. Because customers are pressuring the prices we charge for our services, we have not gained any benefit from these declining prices. On the contrary, because competitive market pressures have forced us to decrease our prices to customers, the Company expects that it will be difficult to realize higher operating profit from these anticipated cost decreases.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RPC, INC. AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the three months ended March 31, 2016, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $202,000 for the three months ended March 31, 2016 compared to $195,000 for the comparable period in 2015.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $401,000 for the three months ended March 31, 2016 and $378,000 for the three months ended March 31, 2015.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $27,000 for the three months ended March 31, 2016 and $21,000 for the three months ended March 31, 2015.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015. There have been no significant changes in the critical accounting policies since year-end.

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

RPC, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our plans to continue to pursue international growth opportunities and our belief that international revenues will continue to represent a low percentage of our consolidated revenues in the future; our expectation for the amount and focus of our capital expenditures during 2016; the belief of most industry analysts that the rig count will continue to decrease before stabilizing in the last two quarters of 2016; our belief that the low price of oil should continue to have a negative impact on our customers’ activity levels and our financial results; our belief that it is likely that our near-term financial results will continue to be negatively impacted by these declining prices; our belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term; our belief that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells and industry projections of limited increases in domestic natural gas demand during the near term; our beliefs regarding overall rig count in the near term; our cautious view about the market for our services because of the recent steep decline in U.S. domestic rig count and the highly competitive nature of pricing for our services in the current environment; our belief that the current low prices of oil and natural gas discourage us from believing that the U.S. domestic rig count will recover during the near term; our belief that the steep decline in oil-directed drilling in the U.S. domestic market will reduce U.S. domestic oil production and serve as a catalyst for oil prices to increase; our belief that high levels of debt, higher cost structures and less-developed logistical capabilities of our smaller competitors may force these competitors to cease operations or sell their businesses because current pricing and activity levels may not allow them to generate enough cash to service their debt and fund their working capital and capital expenditures requirements; our observations about the competitive landscape in our industry encourage us regarding the overall level of competition in our markets; our beliefs regarding our customers’ access to adequate capital to finance their ongoing operations; our belief that we will still maintain a conservative financial structure by our industry standards; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; our expectation that we will resume cash dividends, subject to the earnings and financial condition of the Company and other relevant factors; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our beliefs regarding oil field activity and the related impact on wages for skilled labor and the prices of raw material used in providing our services; our belief that because customers are demanding lower prices for our services it will be difficult to realize higher operating profit from these anticipated cost decreases; our belief that changes in foreign exchange rates are not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, its other SEC filings and the following: the declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, the potential impact of possible future regulations on hydraulic fracturing on our business, risks of international operations, and reliance on large customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of March 31, 2016, there were no outstanding interest-bearing advances on our credit facility which bear interest at a floating rate.

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

As of the end of the period covered by this report, March 31, 2016 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A. RISK FACTORS

See risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Shares repurchased by the Company and affiliated purchases in the first quarter of 2016 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2016 to January 31, 2016	294,166	(2)	$10.85	-	2,050,154
February 1, 2016 to February 29, 2016	-		-	-	2,050,154
March 1, 2016 to March 31, 2016	-		-	-	2,050,154
Totals	294,166		$10.85	-	2,050,154
(1)			The Company has a stock buyback program initially adopted in 1998 and subsequently amended in 2013 that authorizes the repurchase of up to 31,578,125 shares. There were no shares repurchased as part of this program during the first quarter of 2016. As of March 31, 2016, there are 2,050,154 shares available to be repurchased under the current authorization. Currently the program does not have a predetermined expiration date.
(2)			Represents shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

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

RPC, INC.

/s/ Richard A. Hubbell
Date: May 3, 2016	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 3, 2016	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

