Form 10-Q
period 2016-06-30
RPC INC
filed 2016-08-01
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of July 22, 2016, RPC, Inc. had 217,547,800 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(In thousands)

(Unaudited)

	June 30,	December 31,
	2016	2015
		(Note 1)
ASSETS

Cash and cash equivalents	$141,354	$65,196
Accounts receivable, net	130,903	232,187
Inventories	115,954	128,441
Income taxes receivable	50,565	51,392
Prepaid expenses	5,111	8,961
Other current assets	5,650	6,031
Total current assets	449,537	492,208
Property, plant and equipment, less accumulated depreciation of $1,520,000 in 2016 and $1,423,000 in 2015	584,963	688,335
Goodwill	32,150	32,150
Other assets	24,627	24,401
Total assets	$1,091,277	$1,237,094

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$39,512	$75,811
Accrued payroll and related expenses	15,681	16,654
Accrued insurance expenses	4,292	4,296
Accrued state, local and other taxes	6,786	2,838
Income taxes payable	8,167	7,639
Other accrued expenses	1,608	226
Total current liabilities	76,046	107,464
Long-term accrued insurance expenses	10,085	11,348
Long-term pension liabilities	32,520	33,009
Deferred income taxes	95,257	115,495
Other long-term liabilities	3,360	17,497
Total liabilities	217,268	284,813
Common stock	21,755	21,699
Capital in excess of par value	—	—
Retained earnings	869,122	948,551
Accumulated other comprehensive loss	(16,868)	(17,969)
Total stockholders' equity	874,009	952,281
Total liabilities and stockholders' equity	$1,091,277	$1,237,094

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2016	2015	2016	2015
Revenues	$142,998	$297,560	$332,093	$703,830
Cost of revenues (exclusive of items shown below)	126,997	241,617	288,253	534,062
Selling, general and administrative expenses	36,458	40,208	80,004	82,640
Depreciation and amortization	56,280	69,801	116,916	135,777
Gain on disposition of assets, net	(1,515)	(1,718)	(2,771)	(2,676)
Operating loss	(75,222)	(52,348)	(150,309)	(45,973)
Interest expense	(126)	(390)	(451)	(1,081)
Interest income	104	9	127	15
Other (expense) income, net	(154)	143	188	5,727
Loss before income taxes	(75,398)	(52,586)	(150,445)	(41,312)
Income tax benefit	(26,712)	(18,531)	(69,248)	(14,805)
Net loss	$(48,686)	$(34,055)	$(81,197)	$(26,507)

Loss per share
Basic	$(0.23)	$(0.16)	$(0.38)	$(0.12)
Diluted	$(0.23)	$(0.16)	$(0.38)	$(0.12)

Dividends per share	$—	$0.050	$—	$0.155

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2016	2015	2016	2015

Net loss	$(48,686)	$(34,055)	$(81,197)	$(26,507)

Other comprehensive (loss) income:
Pension adjustment and reclassification adjustment, net of taxes	127	125	254	250
Foreign currency translation	164	153	856	(876)
Unrealized loss on securities, net of taxes	—	(22)	(9)	(2)
Comprehensive loss	$(48,395)	$(33,799)	$(80,096)	$(27,135)

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(In thousands)

(Unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2015	216,991	$21,699	$—	$948,551	$(17,969)	$952,281
Stock issued for stock incentive plans, net	851	85	4,648	—	—	4,733
Stock purchased and retired	(294)	(29)	(4,933)	1,768	—	(3,194)
Net loss	—	—	—	(81,197)	—	(81,197)
Pension adjustment, net of taxes	—	—	—	—	254	254
Foreign currency translation	—	—	—	—	856	856
Unrealized loss on securities, net of taxes	—	—	—	—	(9)	(9)
Excess tax benefits for share-based payments	—	—	285	—	—	285
Balance, June 30, 2016	217,548	$21,755	$—	$869,122	$(16,868)	$874,009

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(81,197)	$(26,507)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	118,799	137,914
Stock-based compensation expense	5,362	5,109
Gain on disposition of assets, net	(2,771)	(2,676)
Deferred income tax benefit	(21,008)	(26,802)
Excess tax benefits for share-based payments	(285)	(1,410)
(Increase) decrease in assets:
Accounts receivable	103,085	334,886
Income taxes receivable	1,112	(1,767)
Inventories	12,827	8,076
Prepaid expenses	3,853	2,713
Other current assets	302	1,234
Other non-current assets	(205)	149
Increase (decrease) in liabilities:
Accounts payable	(35,559)	(66,262)
Income taxes payable	528	3,107
Accrued payroll and related expenses	(993)	(25,758)
Accrued insurance expenses	(4)	1,246
Accrued state, local and other taxes	3,948	(854)
Other accrued expenses	(44)	(244)
Pension liabilities	(89)	1,009
Long-term accrued insurance expenses	(1,263)	1,225
Other long-term liabilities	(14,137)	(171)
Net cash provided by operating activities	92,261	344,217

INVESTING ACTIVITIES
Capital expenditures	(18,289)	(139,347)
Proceeds from sale of assets	5,130	6,084
Net cash used for investing activities	(13,159)	(133,263)

FINANCING ACTIVITIES
Payment of dividends	-	(33,599)
Borrowings from notes payable to banks	-	464,900
Repayments of notes payable to banks	-	(634,500)
Debt issuance costs for notes payable to banks	(35)	-
Excess tax benefits for share-based payments	285	1,410
Cash paid for common stock purchased and retired	(3,194)	(4,093)
Net cash used for financing activities	(2,944)	(205,882)

Net increase in cash and cash equivalents	76,158	5,072
Cash and cash equivalents at beginning of period	65,196	9,772
Cash and cash equivalents at end of period	$141,354	$14,844

Supplemental cash flows disclosure:
Interest paid, net of amounts capitalized	$373	$967
Income taxes (received) paid, net	$(36,689)	$9,478

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$1,648	$5,989

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

Accounting Standards Update No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early application permitted a year earlier. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance on (i) the criteria of collectability and recognition of related revenue; (ii) election to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; and (iii) measurement date for noncash consideration and variability related to the form of consideration. In addition, the amendments provide a practical expedient (i) to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented; (ii) to clarify the status of completed contracts under legacy GAAP; and (iii) the disclosures related to the application of this guidance using the modified retrospective or retrospective transition method. These amendments are effective at the same date that Topic 606 is effective. The Company plans to adopt these provisions in the first quarter of 2018 and is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

Accounting Standards Update No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds certain SEC guidance related to (i) revenue and expense recognition for freight services; (ii) shipping and handling fees and costs; (iii) consideration given by a vendor to a customer; and (iv) gas balancing arrangements that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. The Company plans to adopt these provisions in the first quarter of 2018 and is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations – better articulating the principle for determining whether promises to transfer goods or services are separately identifiable and revising the related factors and examples to align with the clarification; and (b) the licensing implementation guidance to improve its operability and understandability. The amendments do not change the core principle of the guidance in Topic 606. The Company plans to adopt these provisions in the first quarter of 2018 and is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

Accounting Standards Update No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification within the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). The Company plans to adopt these provisions in the first quarter of 2018 and is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

Accounting Standards Update No. 2016-07, Investments —Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. These amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement to adjust the investment, results of operations, and retained earnings retroactively when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. Instead, the cost of acquiring the additional interest in the investee is to be added to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for it. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

Accounting Standards Update No. 2016-02 —Leases (Topic 842). Under the new guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Updates No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU make targeted improvements to existing U.S. GAAP and affects accounting for equity investments and financial instruments and liabilities and related disclosures. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted for certain provisions. The Company is currently evaluating the impact of these provisions on its consolidated financial statements.

Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Current guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximated normal profit margin. These amendments simplify the measurement process and allows inventory to be measured at lower of cost or net realizable value and eliminates the market requirement. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments are to be applied prospectively with earlier application permitted. The Company plans to adopt these provisions in the first quarter of 2017 and currently does not expect the adoption to have a material impact on its consolidated financial statements.

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

4.	(LOSS) EARNINGS PER SHARE

Basic and diluted (loss) earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30		Six months ended June 30
(In thousands)	2016	2015	2016	2015
Net loss available for stockholders:	$(48,686)	$(34,055)	$(81,197)	$(26,507)
Less: Adjustments for losses attributable to participating securities	-	(153)	-	(240)
Net loss used in calculating losses per share	$(48,686)	$(34,208)	$(81,197)	$(26,747)

Weighted average shares outstanding (including participating securities)	217,576	212,598	217,501	213,586
Adjustment for participating securities	(3,313)	(4,442)	(3,314)	(3,391)
Shares used in calculating basic losses per share	214,263	208,156	214,187	210,195
Dilutive effect of stock based awards	-	-	-	-
Shares used in calculating diluted losses per share	214,263	208,156	214,187	210,195

5.	STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of June 30, 2016, there were 6,231,975 shares available for grant.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30
(in thousands)	2016	2015	2016	2015
Pre-tax expense	$2,702	$2,586	$5,362	$5,109
After tax expense	$1,716	$1,642	$3,405	$3,244

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2015	3,312,175	$13.17
Granted	920,100	10.77
Vested	(878,288)	11.56
Forfeited	(69,312)	13.23
Non-vested shares at June 30, 2016	3,284,675	$12.92

The total fair value of shares vested during the six months ended June 30, 2016 was $9,534,000 and during the six months ended June 30, 2015 was $12,727,000. Tax benefits for compensation tax deductions in excess of compensation expense for restricted shares totaled $285,000 for the six months ended June 30, 2016 and $1,410,000 for the six months ended June 30, 2015. These tax benefits were credited to capital in excess of par value and classified as financing activities in the consolidated statements of cash flows.

As of June 30, 2016, total unrecognized compensation cost related to non-vested restricted shares was $43,529,000 which is expected to be recognized over a weighted-average period of 3.9 years.

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

Technical Services include RPC’s oil and gas service lines that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. These services include pressure pumping services, snubbing, coiled tubing, nitrogen pumping, well control consulting and firefighting, downhole tools, wireline, and fluid pumping services. These Technical Services are primarily used in the completion, production and maintenance of oil and gas wells. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest, Rocky Mountain and Appalachian regions, and international locations including primarily Argentina, Canada, Gabon, Bolivia and Mexico. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

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

Inter-segment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results. Certain information with respect to RPC’s business segments is set forth in the following tables:

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain information with respect to RPC’s business segments is set forth in the following tables:

	Three months ended June 30		Six months ended June 30
(in thousands)	2016	2015	2016	2015
Revenues:
Technical Services	$131,217	$275,806	$306,689	$653,899
Support Services	11,781	21,754	25,404	49,931
Total revenues	$142,998	$297,560	$332,093	$703,830
Operating (loss) profit:
Technical Services	$(65,690)	$(49,253)	$(128,954)	$(43,391)
Support Services	(7,163)	(1,458)	(13,799)	2,449
Corporate	(3,884)	(3,355)	(10,327)	(7,707)
Gain on disposition of assets, net	1,515	1,718	2,771	2,676
Total operating loss	$(75,222)	$(52,348)	$(150,309)	$(45,973)
Interest expense	(126)	(390)	(451)	(1,081)
Interest income	104	9	127	15
Other (expense) income, net	(154)	143	188	5,727
Loss before income taxes	$(75,398)	$(52,586)	$(150,445)	$(41,312)

As of and for the six months ended June 30, 2016	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$103,227	$13,452	$237	$116,916
Capital expenditures	15,213	1,557	1,519	18,289
Identifiable assets	$778,075	$86,588	$226,614	$1,091,277

As of and for the six months ended June 30, 2015	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$119,052	$16,469	$256	$135,777
Capital expenditures	130,562	8,256	529	139,347
Identifiable assets	$1,164,373	$126,689	$92,720	$1,383,782

7.	INVENTORIES

Inventories of $115,954,000 at June 30, 2016 and $128,441,000 at December 31, 2015 consist of raw materials, parts and supplies.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended June 30		Six months ended June 30
(in thousands)	2016	2015	2016	2015
Interest cost	$502	$474	$1,004	$948
Expected return on plan assets	(532)	(565)	(1,066)	(1,130)
Amortization of net losses	199	198	399	396
Net periodic benefit cost	$169	$107	$337	$214

The Company contributions to this plan were $900,000 during the six months ended June 30, 2016 and $850,000 during the six months ended June 30, 2015.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $16,477,000 as of June 30, 2016 and $16,081,000 as of December 31, 2015. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses. Trading gains (losses) related to the SERP assets were approximately as follows:

	Three months ended June 30		Six months ended June 30
(in thousands)	2016	2015	2016	2015
Trading gains, net	$63	$190	$(264)	$394

The SERP liability includes participant deferrals net of distributions and is recorded on the consolidated balance sheets in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

9.	NOTES PAYABLE TO BANKS

The Company has a revolving credit facility with Banc of America Securities, LLC, SunTrust Robinson Humphrey, Inc., and Regions Capital Markets as Joint Lead Arrangers and Joint Book Managers, and a syndicate of four other lenders. The facility has a general term of five years ending January 17, 2019 and provides for an unsecured line of credit of up to $125 million, including a $50 million letter of credit subfacility, and a $35 million swingline subfacility. The revolving credit facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company's 100 percent owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors.

On June 30, 2016, the Company amended the revolving credit facility to (1) establish a borrowing base to be the lesser of (a) $125 million or (b) the difference between (i) a specified percentage (ranging from 70% to 80%) of eligible accounts receivable less (ii) the amount of any outstanding letters of credit, (2) secure payment obligations under the credit facility with a security interest in the consolidated accounts receivable, and (3) replace the financial covenants related to minimum leverage and debt service coverage ratios with a covenant to maintain a minimum tangible net worth of not less than $700 million. As of June 30, 2016, the Company was in compliance with this covenant.

Revolving loans under the amended revolving credit facility bear interest at one of the following two rates at the Company’s election:

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s publicly announced “prime rate,” and (c) the Eurodollar Rate plus 1.00%; in each case plus a margin that ranges from 0.125% to 1.125% based on a quarterly consolidated leverage ratio calculation; or

•	the Eurodollar Rate, which is the rate per annum equal to the London Interbank Offering Rate (“LIBOR”); plus, a margin ranging from 1.125% to 2.125%, based upon a quarterly debt covenant calculation.

In addition, the Company pays an annual fee ranging from 0.225% to 0.325%, based on a quarterly consolidated leverage ratio calculation, on the unused portion of the credit facility.

The Company has incurred loan origination fees and other debt related costs associated with the revolving credit facility in the aggregate of approximately $3.0 million.  These costs, net of amounts written off as a result of a reduction in the size of the revolving credit facility in 2015, are being amortized to interest expense over the remaining term of the five-year loan, and the remaining net balance of $0.3 million at June 30, 2016 is classified as part of non-current other assets.

On January 4, 2016, the Company entered into a separate one year $35 million uncommitted letter of credit facility with Bank of America, N.A. Under the terms of the letter of credit facility, the Company will pay 0.75% per annum on outstanding letters of credit. No origination fees were incurred in connection with this facility. Letters of credit outstanding under this facility totaled $29.7 million as of June 30, 2016.

As of June 30, 2016, RPC had no outstanding borrowings under the revolving credit facility. Interest incurred and paid on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
(in thousands except interest rate data)
Interest incurred	$110	$518	$219	$1,363
Capitalized interest	$-	$131	$-	$310
Weighted average interest rate	N/A	2.32%	N/A	1.80%

10.	INCOME TAXES

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

For the three months ended June 30, 2016, the income tax benefit reflects an effective tax rate of 35.4 percent compared to an effective tax rate of 35.2 percent for the comparable period in the prior year. For the six months ended June 30, 2016, the income tax benefit reflects an effective tax rate of 46.0 percent compared to an effective tax rate of 35.8 percent for the comparable period in the prior year. The six-month effective tax rate includes a discrete income tax benefit of $15.7 million recognized during the first quarter of 2016 related to the favorable resolution of uncertain state income tax positions. As a result of this adjustment, the balance of unrecognized tax benefits as of June 30, 2016 was approximately $2.2 million.

The Company adopted the provisions of Accounting Standards Update 2015-17 as of the year ended December 31, 2015 that requires all deferred tax balances to be classified as non-current. Accordingly, the net deferred tax balance has been reflected as a non-current liability in the accompanying balance sheet as of June 30, 2016.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of June 30, 2016 and December 31, 2015:

	Fair value measurements at June 30, 2016 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$16,477	$-
Available-for-sale securities	246	-	-

	Fair value measurements at December 31, 2015 with:
(in thousands)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$-	$16,081	$-
Available-for-sale securities	259	-	-

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

There were no outstanding borrowings on the revolving credit facility at June 30, 2016 and December 31, 2015. The fair value of borrowings is based on quotes from the lender (level 2 inputs). The borrowings under the Company’s revolving credit facility bear interest at the variable rate described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short-term nature of these instruments.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2015	$(14,715)	$36	$(3,290)	$(17,969)
Change during the period:
Before-tax amount	-	(14)	856	842
Tax benefit	-	5	-	5
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	254	-	-	254
Total activity for the period	254	(9)	856	1,101
Balance at June 30, 2016	$(14,461)	$27	$(2,434)	$(16,868)
(1)	Reported as part of selling, general and administrative expenses.

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2014	$(16,246)	$(98)	$(1,489)	$(17,833)
Change during the period:
Before-tax amount	-	(3)	(876)	(879)
Tax benefit	-	1	-	1
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	250	-	-	250
Total activity for the period	250	(2)	(876)	(628)
Balance at June 30, 2015	$(15,996)	$(100)	$(2,365)	$(18,461)
(1)	Reported as part of selling, general and administrative expenses.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015 is incorporated herein by reference.  In 2016, the Company’s strategy of utilizing equipment in unconventional basins has continued.  During the six months ended June 30, 2016, we made minimal capital expenditures totaling $18.3 million primarily for the maintenance of our existing revenue-producing equipment.

During the second quarter of 2016, revenues decreased 51.9 percent to $143.0 million compared to the same period in the prior year. The decrease in revenues resulted primarily from lower activity levels and pricing for our services partially offset by higher service intensity. International revenues for the second quarter of 2016 decreased 20.8 percent to $11.2 million compared to the same period in the prior year. International revenues reflect decreases in customer activity levels in Gabon, Argentina and Equatorial Guinea partially offset by an increase in Bolivia. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to represent a low percentage of RPC’s consolidated revenues in the future.

Cost of revenues increased during the second quarter of 2016 in comparison to the same period of the prior year due to lower activity levels, coupled with reduced personnel headcount and incentive compensation. As a percentage of revenues, cost of revenues increased due to inefficiencies resulting from lower activity levels coupled with a decline in pricing for our services.

Selling, general and administrative expenses were $36.5 million in the second quarter of 2016 compared to $40.2 million in the second quarter of 2015. The decrease in these expenses resulted from lower total employment costs due to headcount reductions, as well as other expense reduction efforts. As a percentage of revenues, these costs increased to 25.5 percent in the second quarter of 2016 compared to 13.5 percent in the second quarter of 2015 due to significant decline in revenues.

Losses before income taxes were $75.4 million for the three months ended June 30, 2016 compared to $52.6 million in the same period of 2015. Losses per share were $0.23 for the three months ended June 30, 2016 compared to $0.16 in the same period of 2015. Cash flows from operating activities were $92.3 million for the six months ended June 30, 2016 compared to $344.2 million in the same period of 2015 due primarily to an unfavorable change in working capital coupled with a decrease in net income.

We expect capital expenditures during full year 2016 will be approximately $35 million, and to be directed primarily towards the capitalized maintenance of our existing fleet of revenue-producing equipment.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a recent cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and the second quarter of 2016, the drilling rig count fell by approximately 79 percent. During the second quarter of 2016, the U.S. domestic drilling rig count reached the lowest level ever recorded. The principal catalyst for this steep rig count decline is the decrease in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil began to fall at that time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. The price of oil fell by approximately 70 percent from its peak during the second quarter of 2014 to the end of the first quarter of 2016. During the second quarter of 2016, the price of oil increased slightly, and late in the second quarter and early in the third quarter, the domestic drilling rig count began to increase as well. As of the beginning of the third quarter of 2016, RPC believes that U.S. oilfield activity has reached a cyclical trough, although there isn’t a clear upward trend in oil prices at the present time.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. During 2015 and through the first quarter of 2016, the prices of oil and natural gas fell to levels that discourage our customers from undertaking most of their potential exploration and production activities. The prices of oil and natural gas increased during the second quarter of 2016, although they have not yet risen to levels that provide most of our customers financial returns that will encourage significant improvement in drilling and production activities. The average price of natural gas liquids during the second quarter of 2016 increased by approximately seven percent compared to the second quarter of the prior year, and by approximately 27 percent compared to the first quarter of 2016. These commodity price trends, if they continue, have moderately positive implications for our near-term activity levels. As evidence of the impact of low commodity prices on our customers’ activity levels, the oil-directed drilling rig count at the end of the second quarter of 2016 had increased slightly from the record low set during the quarter, while the natural gas-directed rig count remained at historically low levels.

The majority of the U.S. domestic rig count remains directed towards oil. At the end of the second quarter of 2016, approximately 80 percent of the U.S. domestic rig count was directed towards oil, which is approximately the same as at the end of 2015. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.

We continue to monitor the market for our services and the competitive environment in 2016. We believe that the recent increases in the U.S. domestic rig count indicate that the current industry downturn has reached a trough, although the continued low prices of oil and natural gas discourage us from believing that the U.S. domestic rig count will recover significantly during the near term. In addition, we believe that the continued significant oversupply of oilfield service equipment and personnel in the domestic U.S. market will prevent us from achieving pricing increases for our services until oilfield activity levels increase significantly. Over the long term, we believe that the steep decline in oil-directed drilling in the U.S. domestic market will reduce U.S. domestic oil production and serve as a catalyst for oil prices to increase. This belief is due to the fact that oil-directed wells drilled in shale resource plays typically exhibit high initial production soon after being completed followed by a decline in production in later years. We note that U.S. domestic oil production peaked in the third quarter of 2015, and has declined through the first and second quarters of 2016. U.S. domestic natural gas production has declined during this period as well, although it increased during the first quarter of 2016. We are also encouraged by the fact that the drilling and completion activities that took place during 2015 and continue in 2016 are highly service-intensive and require a large amount of equipment and raw materials. Furthermore, we note that a large number of wells in the U.S. domestic market have been drilled but not completed. These uncompleted wells represent potential revenue for RPC’s completion-directed service lines, which comprise the majority of RPC’s revenues. Finally, we are encouraged by our belief that many of our competitors are not maintaining their equipment to a level that allows them to provide reliable, consistent services to their customers. During 2015 and the first and second quarters of 2016, we responded to the significant declines in industry activity levels and pricing for our services by reducing costs including seeking price concessions from our suppliers. In addition, we have reduced employee headcount, closed selected operational locations and revised our variable compensation programs.

RPC, INC. AND SUBSIDIARIES

We note in the current competitive environment that many of our smaller competitors have high levels of debt, higher cost structures, and less-developed logistical capabilities than RPC. These characteristics have forced these competitors to cease operations because current pricing and activity levels do not allow them to generate enough cash to service their debt and fund their working capital and capital expenditure requirements. During 2015 and through the first two quarters of 2016, a number of smaller competitors have ceased operations and sold their businesses or liquidated their assets. During 2016, several of our peers have filed for bankruptcy protection. These observations encourage us to believe that our markets will eventually become less competitive for a period of time. In the fourth quarter of 2015 we initiated a process whereby we more closely scrutinize the maintenance status of our currently idled revenue-producing assets. Through this process, we are attempting to ensure that our idle equipment is prepared to return to service as soon as market conditions encourage us to do so. We believe that this process will provide an advantage to RPC, in contrast to many competitors who do not have the liquidity to maintain their fleets, and thus will not be able to return their assets to service in a timely manner when market conditions improve. In this environment RPC also monitors the financial stability of our customers, due to the fact that many of them have also financed their operations with a large amount of debt, and this type of financing is less available in 2016 than in previous years. RPC plans minimal increases in our fleet of revenue-producing equipment during 2016. Our consistent response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending. We intend to maintain a financial structure which includes little or no debt during the near term.

Results of Operations

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015

Consolidated revenues [in thousands]	$142,998	$297,560	$332,093	$703,830
Revenues by business segment [in thousands]:
Technical	$131,217	$275,806	$306,689	$653,899
Support	11,781	21,754	25,404	49,931

Consolidated operating loss [in thousands]	$(75,222)	$(52,348)	$(150,309)	$(45,973)
Operating (loss) profit by business segment [in thousands]:
Technical	$(65,690)	$(49,253)	$(128,954)	$(43,391)
Support	(7,163)	(1,458)	(13,799)	2,449
Corporate	(3,884)	(3,355)	(10,327)	(7,707)
Gain on disposition of assets, net	1,515	1,718	2,771	2,676

Percentage cost of revenues to revenues	88.8%	81.2%	86.8%	75.9%
Percentage selling, general & administrative expenses to revenues	25.5%	13.5%	24.1%	11.7%
Percentage depreciation and amortization expense to revenues	39.4%	23.5%	35.2%	19.3%
Average U.S. domestic rig count	420	907	482	1,155
Average natural gas price (per thousand cubic feet (mcf))	$2.19	$2.70	$2.08	$2.76
Average oil price (per barrel)	$46.02	$57.53	$39.89	$53.26

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015

Revenues. Revenues for the three months ended June 30, 2016 decreased 51.9 percent compared to the three months ended June 30, 2015. Domestic revenues of $131.8 million decreased 53.5 percent compared to the same period in the prior year. The decreases in revenues are due primarily to lower activity levels and pricing for our services, partially offset by higher service intensity. International revenues of $11.2 million decreased 20.8 percent for the three months ended June 30, 2016 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas was 18.9 percent lower and the average price of oil was 20.0 percent lower during the second quarter of 2016 as compared to the same period in the prior year. The average domestic rig count during the current quarter was 53.7 percent lower than the same period in 2015.

The Technical Services segment revenues for the second quarter of 2016 decreased 52.4 percent compared to the same period in the prior year. Revenues in this segment decreased due to lower activity levels and pricing as compared to the prior year, particularly within our pressure pumping service line, which is the largest service line within this segment. The Support Services segment revenues for the second quarter of 2016 decreased by 45.8 percent compared to the same period in the prior year. This decrease was due principally to lower pricing and activity levels within rental tools, which is the largest service line within this segment, partially offset by relatively stronger financial results within several of the other service lines which comprise this segment. Both the Technical and Support Services segments reported operating losses due to lower revenues, partially offset by cost control efforts undertaken throughout the Company.

Cost of revenues.  Cost of revenues decreased 47.4 percent to $127.0 million for the three months ended June 30, 2016 compared to $241.6 million for the three months ended June 30, 2015.  Cost of revenues decreased due to lower activity levels, coupled with reduced personnel headcount and incentive compensation. As a percentage of revenues, cost of revenues increased due to inefficiencies resulting from lower activity levels coupled with a decline in pricing for our services.

Selling, general and administrative expenses. Selling, general and administrative expenses were $36.5 million for the three months ended June 30, 2016 and $40.2 million for the three months ended June 30, 2015. These expense decreases resulted from lower total employment costs due to headcount reductions, as well as other expense reduction efforts. As a percentage of revenues, these costs increased to 25.5 percent in the second quarter of 2016 compared to 13.5 percent in the second quarter of 2015 primarily due to significantly lower revenues.

Depreciation and amortization. Depreciation and amortization decreased 19.4 percent to $56.3 million for the three months ended June 30, 2016, compared to $69.8 million for the quarter ended June 30, 2015 due to lower capital expenditures during the previous four quarters.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $1.5 million for the three months ended June 30, 2016 compared to $1.7 million for the three months ended June 30, 2015.  The gain on disposition of assets, net is comprised of gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other expense, net was $154 thousand for the three months ended June 30, 2016 compared to other income, net of $143 thousand for the same period in the prior year.

Interest expense. Interest expense of $126 thousand for the three months ended June 30, 2016 decreased compared to $390 thousand for the three months ended June 30, 2015. Interest expense declined during the quarter because RPC had no outstanding balances under its revolving credit facility during the quarter. The current year expense principally consists of fees related to the revolving credit facility and the amortization of loan costs.

Income tax benefit. Income tax benefit was $26.7 million during the three months ended June 30, 2016 compared to $18.5 million for the same period in 2015. The effective tax rate was 35.4 percent for the three months ended June 30, 2016 compared to 35.2 percent for the three months ended June 30, 2015.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

Revenues. Revenues for the six months ended June 30, 2016 decreased 52.8 percent compared to the six months ended June 30, 2015. Domestic revenues of $304.5 million decreased 54.6 percent compared to the same period in the prior year. The decreases in revenues are due primarily to lower activity levels and pricing for our services, partially offset by higher service intensity. International revenues of $27.6 million decreased 17.5 percent for the six months ended June 30, 2016 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

The average price of natural gas was 24.6 percent lower and the average price of oil was 25.1 percent lower during the six months ended June 30, 2016 as compared to the same period in the prior year. The average domestic rig count during the six months ended June 30, 2016 was 58.2 percent lower than the same period in 2015.

RPC, INC. AND SUBSIDIARIES

The Technical Services segment revenues for the six months ended June 30, 2016 decreased 53.1 percent compared to the same period in the prior year. Revenues in this segment decreased primarily due to lower activity levels and pricing as compared to the prior year, particularly within our pressure pumping service line, which is the largest service line within this segment. The Support Services segment revenues for the six months ended June 30, 2016 decreased by 49.1 percent compared to the same period in the prior year. This decrease was due principally to lower pricing and activity levels within rental tools, which is the largest service line within this segment, partially offset by relatively stronger financial results within several of the other service lines which comprise this segment. Both the Technical and Support Services segments reported operating losses due to lower revenues, partially offset by cost control efforts undertaken throughout the Company.

Cost of revenues.  Cost of revenues decreased 46.0 percent to $288.3 million for the six months ended June 30, 2016 compared to $534.1 million for the six months ended June 30, 2015. Cost of revenues decreased due to lower activity levels, coupled with reduced personnel headcount and incentive compensation. As a percentage of revenues, cost of revenues increased due to inefficiencies resulting from lower activity levels coupled with a decline in pricing for our services.

Selling, general and administrative expenses. Selling, general and administrative expenses were $80.0 million for the six months ended June 30, 2016 and $82.6 million for the six months ended June 30, 2015. These expenses decreased due to lower total employment costs due to headcount reductions, as well as other expense reduction efforts partially offset by an increase in bad debt expense and professional fees. The Company recorded a contingent professional fee of $2.0 million during the first quarter of 2016 in connection with the resolution of an open income tax matter. As a percentage of revenues, these costs increased to 24.1 percent during the six months ended June 30, 2016 compared to 11.7 percent during the same period in the prior year due to increases in bad debt expense and professional fees previously noted as well as significantly lower revenues.

Depreciation and amortization. Depreciation and amortization decreased 13.9 percent to $116.9 million for the six months ended June 30, 2016, compared to $135.8 million for the quarter ended June 30, 2015 due to lower capital expenditures during the previous four quarters.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $2.8 million for the six months ended June 30, 2016 compared to $2.7 million for the six months ended June 30, 2015.  The gain on disposition of assets, net is comprised of gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $188 thousand for the six months ended June 30, 2016 compared to $5.7 million for the same period in the prior year. The decrease in the six months ended June 30, 2016 in comparison to the same period in the prior year is due to proceeds from a legal settlement recorded during the six months ended June 30, 2015.

Interest expense. Interest expense of $451 thousand for the six months ended June 30, 2016 decreased in comparison to $1.1 million for the six months ended June 30, 2015. Interest expense declined during the six months ended June 30, 2016 in comparison to the prior year same period because RPC had no outstanding balances under its revolving credit facility during the current year. The current year expense principally consists of fees related to the revolving credit facility and the amortization of loan costs.

Income tax benefit. Income tax benefit was $69.2 million during the six months ended June 30, 2016 in comparison to $14.8 million for the same period in 2015. The effective tax rate of 46.0 percent for the six months ended June 30, 2016 was higher than the 35.8 percent for the six months ended June 30, 2015. The income tax benefit during the first six months of 2016 includes a discrete tax benefit of $15.7 million recorded in connection with the favorable resolution of an open tax issue.

RPC, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents as of June 30, 2016 were $141.4 million. The following table sets forth the historical cash flows for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
(In thousands)	2016	2015
Net cash provided by operating activities	$92,261	$344,217
Net cash used for investing activities	(13,159)	(133,263)
Net cash used for financing activities	(2,944)	(205,882)

Cash provided by operating activities for the six months ended June 30, 2016 decreased by $252.0 million compared to the same period in the prior year. This decrease is due primarily to net unfavorable changes in working capital of $167.3 million coupled with an increase in net losses of $54.7 million and a decrease in depreciation and amortization expense of $19.1 million partially offset by an increase to the deferred tax benefit of $5.8 million.

The net unfavorable change in working capital is primarily due to unfavorable changes of $231.8 million in accounts receivable due to a smaller contribution from lower business activity levels. This unfavorable change was partially offset by favorable changes of $4.8 million in inventories; $30.7 million in accounts payable; $24.8 million in accrued payroll and related expenses; and $4.0 million in accrued state, local and other taxes consistent with lower business activity levels coupled with the timing of payments.

Cash used for investing activities for the six months ended June 30, 2016 decreased by $120.1 million, compared to the six months ended June 30, 2015, primarily as a result of significantly lower capital expenditures in response to weaker industry conditions.

Cash used for financing activities for the six months ended June 30, 2016 decreased by $203.0 million primarily as a result of lower net loan repayments coupled with lower common stock dividends during the six months ended June 30, 2016 compared to the same period in the prior year. The Company reduced its common stock dividend during the first quarter of 2015 and suspended its common stock dividend beginning in the second quarter of 2015.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2016 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $125 million revolving credit facility that matures in January 2019. The revolving credit facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On June 30, 2016, the Company amended the revolving credit facility to (1) establish a borrowing base to be the lesser of (a) $125 million or (b) the difference between (i) a specified percentage (ranging from 70% to 80%) of eligible accounts receivable less (ii) the amount of any outstanding letters of credit, (2) secure payment obligations under the credit facility with a security interest in the consolidated accounts receivable, and (3) replace the financial covenants related to minimum leverage and debt service coverage ratios with a covenant to maintain a minimum tangible net worth of not less than $700 million. As of June 30, 2016, there were no outstanding borrowings. The Company also has a one year $35 million uncommitted letter of credit facility dated January 4, 2016; RPC had letters of credit outstanding relating to self-insurance programs and contract bids totaling $29.7 million as of June 30, 2016. Additional information regarding our revolving credit facility is included in Note 9 of the Notes to Consolidated Financial Statements included in this report.

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

RPC, INC. AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures will be approximately $35 million during 2016, of which $18.3 million has been spent as of June 30, 2016. We expect capital expenditures for the remainder of 2016 to be primarily directed toward capitalized equipment maintenance. The actual amount of 2016 capital expenditures will depend upon equipment maintenance requirements, expansion opportunities, and equipment delivery schedules and can be modified based on market conditions and other factors.

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

As of June 30, 2016, the Company’s stock buyback program authorizes the repurchase of up to 31,578,125 shares. There were no shares repurchased on the open market during the first quarter and second quarters of 2016, and 2,050,154 shares remain available to be repurchased under the current authorization as of June 30, 2016. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On July 28, 2015, the Board of Directors voted to temporarily suspend RPC’s quarterly dividend to common stockholders. The Company expects to resume cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. In previous periods of strong oilfield activity, we experienced high employment costs due to the demand for skilled labor in our markets as well as high costs for certain raw materials the Company uses to provide its services. During 2015 and through the first and second quarters of 2016, however, supplies of raw materials became more readily available as domestic oilfield activity decreased. In addition, skilled labor became more available, and upward wage pressures subsided. During the first and second quarters of 2016, the prices of both skilled labor and many of the raw materials used in providing our services continued to decline. The price of diesel fuel began to increase due to market forces unrelated to oilfield activity. Because customers are pressuring the prices we charge for our services, we have not gained any benefit from these declining prices. As of the end of the second quarter of 2016, there are indications that U.S. domestic oilfield activity will increase during the near term. Such activity increases may cause the prices of labor, raw materials and fuel to continue to increase. Because of continued competitive market pressures, it may be difficult for the Company to increase the prices charged to our customers to compensate for these potential cost increases.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RPC, INC. AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc, RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the six months ended June 30, 2016, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $391,000 for the six months ended June 30, 2016 compared to $362,000 for the comparable period in 2015.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $543,000 for the six months ended June 30, 2016 and $829,000 for the six months ended June 30, 2015.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $56,000 for the six months ended June 30, 2016 and $46,000 for the six months ended June 30, 2015.

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

RPC, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our plans to continue to pursue international growth opportunities and our belief that international revenues will continue to represent a low percentage of our consolidated revenues in the future; our expectation for the amount and focus of our capital expenditures during 2016; our belief that U.S. oilfield activity has reached its cyclical trough in spite of the lack of a clear upward trend in oil prices at the present time; the belief that oil and natural gas prices have not risen to levels that provide to most of our customers financial returns that will encourage drilling and production activities; the belief that if the current commodity pricing trends continue, such trends will have moderately positive implications for our near-term activity levels; the belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term; the belief that the continued significant oversupply of oilfield service equipment and personnel in the domestic U.S. market will prevent us from achieving pricing increases for our services until oilfield activity levels increase significantly; the belief that the steep decline in oil-directed drilling in the U.S. domestic oil market will reduce U.S. domestic oil production and serve as a catalyst for oil prices to increase over the long term; the belief that many of our competitors are not maintaining their equipment to a level that allows them to provide services to their customers; the belief that markets will eventually become less competitive for a period of time due to the cessation of operations of various competitors; the belief that our continued maintenance of our equipment will provide an advantage to us in contrast to many competitors who do not have the liquidity to maintain their fleets; our plans for minimal increases in our fleet of revenue-producing equipment during 2016; our plans to maintain our financial structure which includes little or no debt during the near term; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; our expectation that we will resume cash dividends, subject to the earnings and financial condition of the Company and other relevant factors; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our beliefs regarding oil field activity and the related impact on wages for skilled labor and the prices of raw material used in providing our services; our belief that because customers are demanding lower prices for our services it will be difficult to realize higher operating profit from these anticipated cost decreases; our belief that changes in foreign exchange rates are not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

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

RPC, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of June 30, 2016, there were no outstanding interest-bearing advances on our credit facility which bear interest at a floating rate.

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

As of the end of the period covered by this report, June 30, 2016 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 5. OTHER INFORMATION

None.

RPC, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2014).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	Amendment No. 3 to Credit Agreement dated as of June 30, 2016 between RPC, Inc., Bank of America, N.A., and certain other lenders parties party thereto, and the subsidiary loan parties party thereto (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated June 30, 2016).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
95.1	Mine Safety Disclosures.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Richard A. Hubbell
Date: August 1, 2016	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: August 1, 2016	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

