Form 10-K
period 2016-12-31
RPC INC
filed 2017-02-28
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $905,616,000 based on the closing price on the New York Stock Exchange on June 30, 2016 of $15.53 per share.

RPC, Inc. had 217,792,539 shares of Common Stock outstanding as of February 17, 2017.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include without limitation statements regarding our belief that the long-term demand outlook for natural gas is favorable and that natural gas-directed drilling will increase over the long-term; our belief that oil-directed drilling will continue to represent the majority of the total drilling rig activity; our continued belief in the long-term growth opportunities for our business; our expectation to continue to focus on the development of international business opportunities in current and other international markets; our expectations regarding acquisition targets in our industry; the adequacy of our insurance coverage; the impact of lawsuits, legal proceedings and claims on our business and financial condition; our expectations regarding payment of cash dividends to common stockholders; our belief that industry factors will continue to depress natural gas directed drilling activity during the near-term; our belief that U.S. oilfield activity will continue to increase during the near term; our belief that recovering commodity prices will have moderately positive implications for our near-term activity levels; our belief that the U.S. domestic rig count will continue to recover moderately during the near term; our belief regarding potential revenue related to uncompleted wells; our expectations regarding competition in our market; our expectations regarding the return of assets to service when markets improve; our statement that we plan minimal increases in our fleet of revenue-producing equipment during 2017; our ability to maintain sufficient liquidity and a conservative capital structure; our expectations about contributions to the defined benefit pension plan in 2017; our ability to fund capital requirements in the future; the estimated amount of our capital expenditures and contractual obligations for future periods; our expectations regarding the costs of skilled labor and many of the raw materials used in providing our services; our belief that it will be difficult to increase prices for our services; estimates made with respect to our critical accounting policies; the effect of new accounting standards; and the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition.

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

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets. RPC acts as a holding company for its operating units: Cudd Energy Services, Thru Tubing Solutions and Patterson Services. Selected overhead including centralized support services and regulatory compliance are classified under Corporate. RPC is further organized into Technical Services and Support Services which are its operating segments. As of December 31, 2016, RPC had approximately 2,500 employees.

Business Segments

RPC manages its business as either services offered on the well site with equipment and personnel (Technical Services) or services and equipment offered off the well site (Support Services). The businesses under Technical Services generate revenues based on equipment, personnel operating the equipment and the materials utilized to provide the service. They are all managed, analyzed and reported based on the similarities of the operational characteristics and costs associated with providing the service. The businesses under Support Services are primarily able to generate revenues through one source, which is either a hard asset or a personnel resource. During 2016, less than one percent of RPC’s consolidated revenues were generated from offshore operations in the U.S. Gulf of Mexico. We also estimate that 70 percent of our 2016 revenues were related to drilling and production activities for oil, and 30 percent were related to drilling and production activities for natural gas.

Technical Services include RPC’s oil and gas services that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or to address well control issues. This operating segment consists primarily of pressure pumping, downhole tools, coiled tubing, snubbing, nitrogen, well control, wireline and fishing. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies. The services offered under Technical Services are high capital and personnel intensive businesses. The common drivers of operational and financial success of these services include diligent equipment maintenance, strong logistical processes, and appropriately trained personnel who function well in a team environment. The Company considers all of these services to be closely integrated oil and gas well servicing businesses, and makes resource allocation and performance assessment decisions based on this operating segment as a whole across these various services. The principal markets for this business segment include the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets.

Support Services include all of the services that provide (i) equipment for customers’ use on the well site without RPC personnel and (ii) services that are provided in support of customer operations off the well site such as classroom and computer training, and other consulting services. The primary drivers of operational success for equipment provided for customers’ use on the well site without RPC personnel are offering safe, high quality and in-demand equipment appropriate for the well design characteristics. The drivers of operational success for the other Support Services relate to meeting customer needs off the well site and competitive marketing of such services. The equipment and services offered include drill pipe and related tools, pipe handling, pipe inspection and storage services, and oilfield training and consulting services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico, mid-continent, Rocky Mountain and Appalachian regions and project work in selected international locations in the last three years, including primarily Canada, Latin America and the Middle East. Customers primarily include domestic operations of major multi-national and independent oil and gas producers, and selected nationally owned oil companies.

A brief description of the primary services conducted within each of the operating segments follows:

Technical Services

Pressure Pumping. Pressure pumping services, which accounted for approximately 46 percent of 2016 revenues, 54 percent of 2015 revenues and 57 percent of 2014 revenues are provided to customers throughout Texas, and the mid-continent and Rocky Mountain regions of the United States. We primarily provide these services to customers in order to enhance the initial production of hydrocarbons in formations that have low permeability. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in the pressure pumping business include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

Fracturing — Fracturing services are performed to stimulate production of oil and natural gas by increasing the permeability of a formation. Fracturing is particularly important in shale formations, which have low permeability, and unconventional completion, because the formation containing hydrocarbons is not concentrated in one area and requires multiple fracturing operations. The fracturing process consists of pumping fluid gel and sometimes nitrogen into a cased well at sufficient pressure to fracture the formation at desired locations and depths. Sand, ceramics, or synthetic materials, which are often coated with a material to increase their resistance to crushing, are pumped into the fracture. When the pressure is released at the surface, the fluid gel returns to the well surface, but the proppant remains in the fracture, thus keeping it open so that oil and natural gas can flow through the fracture into the production tubing and ultimately to the well surface. In some cases, fracturing is performed in formations with a high amount of carbonate rock by an acid solution pumped under pressure without a proppant or with small amounts of proppant.

Acidizing — Acidizing services are also performed to stimulate production of oil and natural gas, but they are used in wells that have undergone formation damage due to the buildup of various materials that block the formation. Acidizing entails pumping large volumes of specially formulated acids into reservoirs to dissolve barriers and enlarge crevices in the formation, thereby eliminating obstacles to the flow of oil and natural gas. Acidizing services can also enhance production in limestone formations. Acid is also frequently used in the beginning of a fracturing operation.

Downhole Tools. Thru Tubing Solutions (“TTS”) accounted for approximately 23 percent of 2016 revenues, 18 percent of 2015 revenues and 15 percent of 2014 revenues. TTS provides services and proprietary downhole motors, fishing tools and other specialized downhole tools and processes to operators and service companies in drilling and production operations, including casing perforation at the completion stage of an oil or gas well. The services that TTS provides are especially suited for unconventional drilling and completion activities. TTS’ experience providing reliable tool services allows it to work in a pressurized environment with virtually any coiled tubing unit or snubbing unit.

Coiled Tubing. Coiled tubing services, which accounted for approximately 10 percent of revenues in 2016 and nine percent in 2015 and 2014, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, costlier workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig. Increasingly, coiled tubing units are also used to support completion activities in directional and horizontal wells. Such completion activities usually require multiple entrances in a wellbore in order to complete multiple fractures in a pressure pumping operation. A coiled tubing unit can accomplish this type of operation because its flexibility allows it to be steered in a direction other than vertical, which is necessary in this type of wellbore. At the same time, the strength of the coiled tubing string allows various types of tools or motors to be conveyed into the well effectively. The uses for coiled tubing in directional and horizontal wells have been enhanced by improved fabrication techniques and higher-diameter coiled tubing which allows coiled tubing units to be used effectively over greater distances, thus allowing them to function in more of the completion activities currently taking place in the U.S. domestic market. There are several manufacturers of flexible steel pipe used in coiled tubing services, and the Company believes that its sources of supply are adequate.

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for approximately three percent of revenues in 2016, 2015 and 2014, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure on the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing unit can perform many applications at a lower cost than other alternatives. Because this service involves a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relative few operators who have the experience and knowledge required to perform such services safely and efficiently. Increasingly, snubbing units are used for unconventional completions at the outer reaches of long wellbores which cannot be serviced by coiled tubing because coiled tubing has a more limited range than drill pipe conveyed by a snubbing unit.

Nitrogen. Nitrogen accounted for approximately five percent of revenues in 2016, four percent of revenues in 2015 and three percent of revenues in 2014. There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. Increasingly, it is used as a displacement medium to increase production in older wells in which production has depleted. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service. In addition, nitrogen can be complementary to our snubbing and coiled tubing services, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer’s well.

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

Wireline Services. Wireline is classified into two types of services: slick or braided line and electric line. In both, a spooled wire is unwound and lowered into a well, conveying various types of tools or equipment. Slick or braided line services use a non-conductive line primarily for jarring objects into or out of a well, as in fishing or plug-setting operations. Electric line services lower an electrical conductor line into a well allowing the use of electrically-operated tools such as perforators, bridge plugs and logging tools. Wireline services can be an integral part of the plug and abandonment process near the end of the life cycle of a well.

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

Support Services

Rental Tools. Rental tools accounted for approximately three percent of revenues in 2016 and four percent of revenues in 2015 and 2014. The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular assets with rental items instead of owning a complete set of assets. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in Texas, the Gulf of Mexico, mid-continent region, Appalachian region and the Rocky Mountains.

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

Due to aging oilfields and lower-cost sources of oil internationally, the drilling rig count in the U.S. has declined by approximately 83 percent from its peak in 1981. However, due to continuously enhanced technology, more wells are drilled during periods of strong industry activity, and these wells are increasingly productive. For these reasons, the domestic production of natural gas rose to record levels in the third quarter of 2015, and domestic production of crude oil in the third quarter of 2015 reached its highest level since the third quarter of 1971. Due to the decline in domestic drilling and completion activities, domestic production of both natural gas and oil began to decline during the third and fourth quarters of 2015, although production continues to remain high in comparison to historical levels. Oil and gas industry activity levels have historically been volatile, experiencing multiple cycles, including six down cycle troughs between 1981 and 2016, with May 2016 marking the lowest U.S. domestic rig count in U.S. oilfield history. The rig count during the peak of the most recent cycle occurred at the end of the third quarter of 2014, and began to decline sharply during the fourth quarter of 2014. The rig count continued to decline in 2015 and 2016, until June of 2016 when it stabilized and began to increase. Early in 2017, the rig count had recovered by approximately 87 percent from the historical low set during the second quarter of 2016, but was still approximately 62 percent lower than the most recent cyclical peak in the third quarter of 2014.

The fluctuations in domestic drilling activity since the most recent peak in the third quarter of 2014 are consistent with global supply of and demand for oil, the domestic supply of and demand for natural gas, U.S. domestic storage levels of oil and natural gas, fluctuations in the value of the U.S. dollar on world currency markets, and projected near-term economic growth. During 2015 and into the first quarter of 2016, the price of oil fell by approximately 78 percent from its most recent cyclical peak in the third quarter of 2014. From its low price in early 2016, the price of oil had risen by approximately 80 percent early in the first quarter of 2017. RPC believes that the decrease in the price of oil during this period was caused by the actions of the Organization of the Petroleum Exporting Countries (OPEC) cartel, increased supply from the domestic U.S. market, weak global demand, the strength of the U.S. dollar on global currency markets and high storage levels of oil. The precipitous decline in the price of oil that took place between the third quarter of 2014 and the second quarter of 2016 caused a significant decrease in oil-directed drilling activity. The price of natural gas fell during this time as well, declining by approximately 42 percent from the beginning of 2015 to the second quarter of 2016. Early in the first quarter of 2017, however, the price of natural gas had risen by approximately 77 percent from the low recorded in the second quarter of 2016, and was approximately 19 percent higher than its price early in 2015. Early in 2017, the price of oil was high enough to encourage increased drilling and production activity, but the price of natural gas had not reached levels that were adequate to encourage natural gas-directed drilling activity in the U.S. domestic oilfield. In addition to oil and natural gas, the price of natural gas liquids is a determinant of our customers’ activity levels, since it is produced in many of the shale resource plays which also produce oil, and production of various natural gas liquids has increased to a level comparable to that of natural gas. During 2015 the average price of natural gas liquids decreased by approximately 56 percent compared to 2014, but during 2016 the average price of natural gas liquids increased by approximately six percent compared to 2015. Early in the first quarter of 2017, the price of natural gas liquids had increased by approximately 65 percent compared to the average price in 2016. The fluctuations in the prices of these commodities, and in particular, the extreme volatility in the price of oil, significantly impact RPC’s financial results.

From 2001 to 2009, gas drilling rigs represented over 80 percent of the drilling rig count. In 2010, the percentage of drilling rigs drilling for natural gas began to decline, and by early in the first quarter of 2015 had fallen to approximately 18 percent of total drilling activity. In absolute terms, the natural gas drilling rig count in the third quarter of 2016 was the lowest natural gas drilling rig count ever recorded. Early in the first quarter of 2017, the natural gas drilling rig count had risen by approximately 79 percent, although it remains very low by historical standards. Although the demand for natural gas has remained stable, the price of natural gas has fallen in recent years due to increased domestic reserves, productivity of new wells, and high associated natural gas production from oil-directed wells. In spite of these unfavorable near-term dynamics, the long-term demand outlook for natural gas is still favorable because, unlike oil, foreign imports of natural gas do not compete with domestic production to a meaningful degree, and in the fourth quarter of 2015, the United States began to export natural gas for the first time. We anticipate that oil-directed drilling will continue to represent the majority of the total drilling rig count during the near term. Over the long term, we believe that natural gas-directed drilling will increase due to the lack of natural gas production from oil-directed drilling and increased natural gas demand from U.S. exports of natural gas and changes in demand due to increased use of natural gas as a transportation fuel or for other purposes. We continue to believe in the long-term growth opportunities for our business due to the continued high demand for hydrocarbons generally and the growing production of oil in the domestic U.S. market in particular. Furthermore, we note that the techniques used to extract oil and natural gas in the U.S. domestic market increasingly require the types of services that RPC provides to its customers.

Unconventional wells generate a higher demand for RPC’s services because they are difficult and costly to complete. They comprise the majority of U.S. domestic drilling and reached a historical high of approximately 90 percent of total drilling during the first quarter of 2017. Because they are drilled through a typically narrow and relatively impermeable formation such as shale, they require additional stimulation when they are completed. Also, many of these formations require high pumping rates of stimulation fluids under high pressures, which in turn require a great deal of pressure pumping horsepower on location to complete the well. Furthermore, since they are not drilled in a straight vertical direction from the Earth’s surface, they require tools and drilling mechanisms that are flexible, rather than rigid, and can be steered once they are downhole. Specifically, these types of wells require RPC’s pressure pumping and coiled tubing services, as well as our downhole tools and services.

International. RPC has historically operated in several countries outside of the United States, and international revenues accounted for approximately seven percent of RPC’s consolidated revenues in 2016, six percent in 2015 and four percent in 2014. RPC’s allocation of growth capital over the last several years have emphasized domestic rather than international expansion because of higher domestic activity levels and expected financial returns. International revenues decreased 29 percent in 2016 compared to the prior year primarily due to lower customer activity levels in Australia, Gabon, Equatorial Guinea, China and Argentina partially offset by increased activity in Bolivia. During 2016, RPC provided snubbing, well control and oilfield training services in several countries including Gabon and Australia. We also provided downhole motors and tools in Argentina, Canada, China and Oman, and rental tools in Equatorial Guinea. We continue to focus on the selected development of international opportunities in these and other markets, although we believe that it will continue to be less than ten percent of total revenues in 2017.

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

RPC seeks to expand its service capabilities through a combination of internal growth, acquisitions, joint ventures and strategic alliances. Historically, we have found that we generate higher financial returns from organic growth with our services and geographical locations in which we have experience. Because of the fragmented nature of the oil and gas services industry, RPC believes a number of acquisition opportunities exist, and we frequently consider such opportunities. We have consummated relatively few acquisitions, however, due to high seller valuation expectations and the risk of integrating acquired businesses into our existing operations. As the current industry downturn continues, we believe that many financial investors who have provided capital to smaller oilfield service companies in the past several years are seeking to liquidate their investments. This development, along with continued depressed financial results in our industry, may make valuations for acquisition targets more attractive. We will continue to consider the acquisitions of existing businesses but will also continue to maintain a conservative capital structure, which may limit our ability to consummate large transactions.

RPC has a revolving credit facility which can be used to fund working capital requirements. The borrowing base for this credit facility is the lesser of $125 million or a specified percentage of eligible accounts receivable less the amount of any outstanding letters of credit. There was no outstanding balance on this credit facility as of December 31, 2016. Our capital structure is more conservative than that of many of our peers.

Customers

Demand for RPC’s services and products depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies. During 2016, RPC provided oilfield services to several hundred customers. Of these customers, there were no customers in 2016 and only one, Anadarko Petroleum Corporation (Anadarko) at 23 percent of revenues in 2015, that accounted for more than 10 percent of revenues.

Sales are generated by RPC’s sales force and through referrals from existing customers. We monitor closely the financial condition of these customers, their capital expenditure plans, and other indications of their drilling and completion activities. Due to the short lead time between ordering services or equipment and providing services or delivering equipment, there is no significant sales backlog in most of our services.

Competition

RPC operates in highly competitive areas of the oilfield services industry. We sell our products and services in highly competitive markets, and the revenues and earnings generated are affected by changes in prices for our services, fluctuations in the level of customer activity in major markets, general economic conditions and governmental regulation. RPC competes with many large and small oilfield industry competitors, including the largest integrated oilfield services companies. During the past several years, a number of small oilfield services companies as well as several of our publicly traded peers have become insolvent and either been forced to liquidate or undergo bankruptcy proceedings. During the third and fourth quarters of 2016, however, the availability of capital and high public equity valuations have allowed many insolvent companies to resume operations or continue operations as the result of a business combination. As of the first quarter of 2017, RPC has not experienced increased competition from these entities, but we assume that the financial capabilities of these competitors will increase competitive pressures in the future. Pricing for our services has been extremely competitive over the past several years due to the severe industry downturn and the oversupply of equipment and crews operating in the U.S. domestic oilfield. RPC believes that the principal competitive factors in the market areas that it serves are product availability and quality of our equipment and raw materials used to provide our services, service quality, reputation for safety and technical proficiency, and price.

The oil and gas services industry includes dominant global competitors including, among others, Halliburton Energy Services Group, a division of Halliburton Company, Baker Hughes and Schlumberger Ltd. The industry also includes a number of publicly traded peers whose operations are more similar to RPC, including Patterson-UTI Energy, Inc., Superior Energy Services, Weatherford International, Inc., Mammoth Energy Services, Inc. and Keane Group, Inc., as well as numerous smaller, locally owned competitors.

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

The price of oil is affected by, among other things, the potential of armed conflict in politically unstable areas such as the Middle East as well as the actions of OPEC, an oil cartel which controls slightly less than 40 percent of global oil production. OPEC’s actions have historically been unpredictable, and can contribute to the volatility of the price of oil on the world market.

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

At times our business has had a concentration of one or more major customers. There were no customers that accounted for more than 10 percent of the Company’s revenues in 2016 and 2014. However, one of our customers, Anadarko, accounted for approximately 23 percent of revenues in 2015 with no other customers exceeding 10 percent of revenues in 2015. In addition, there was no customer as of December 31, 2016 that accounted for more than 10 percent of accounts receivable, while Anadarko accounted for approximately 14 percent of accounts receivable as of December 31, 2015. The reliance on a large customer for a significant portion of our total revenues exposes us to the risk that the loss or reduction in revenues from this customer, which could occur unexpectedly, could have a material and disproportionate adverse impact upon our revenues and operating results.

Our concentration of customers in one industry and periodic downturns may impact our overall exposure to credit risk and cause us to experience increased losses for doubtful accounts.

Substantially all of our customers operate in the energy industry. This concentration of customers in one industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. The periodic downturns that our industry experiences may adversely affect our customers’ operations which could cause us to experience increased losses for doubtful accounts.

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

RPC’s pressure pumping services are the subject of continuing federal, state and local regulatory oversight. This scrutiny is prompted in part by public concern regarding the potential impact on drinking and ground water and other environmental issues arising from the growing use of hydraulic fracturing. Among these regulatory entities is the White House Council on Environmental Quality, which coordinated a review of hydraulic fracturing practices. In addition, a committee of the United States House of Representatives investigated hydraulic fracturing practices and publicized information regarding the materials used in hydraulic fracturing. The U.S. Environmental Protection Agency (EPA) has also undertaken a study of the environmental impact of hydraulic fracturing practices. In the second quarter of 2015, the EPA issued a report which concluded that hydraulic fracturing had not caused a measureable impact on drinking water sources in the U.S. While this conclusion and other conclusions from similar efforts are favorable for our industry, we are unable to predict whether future scrutiny of RPC’s pressure pumping business and any resulting regulatory change will impact our business through increased operational costs, operational delays, or a reduction in demand for hydraulic fracturing services.

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

RPC’s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 73 percent of RPC’s outstanding shares of common stock. As a result, these stockholders effectively control the operations of RPC, including the election of directors and approval of significant corporate transactions such as acquisitions and other matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over the Company at a premium.

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

We purchase equipment provided by a limited number of manufacturers who specialize in oilfield service equipment. During periods of high demand, these manufacturers may not be able to meet our requests for timely delivery, resulting in delayed deliveries of equipment and higher prices for equipment. There are a limited number of suppliers for certain materials used in pressure pumping services, our largest service. While these materials are generally available, supply disruptions can occur due to factors beyond our control. Such disruptions, delayed deliveries, and higher prices may limit our ability to provide services, or increase the costs of providing services, which could reduce our revenues and profits.

We have used outside financing to accomplish our growth strategy, and outside financing may become unavailable or may be unfavorable to us.

Our business requires a great deal of capital in order to maintain our equipment and increase our fleet of equipment to expand our operations, and we have access to our credit facility to fund our necessary working capital and equipment requirements. Our credit facility, as amended June 30, 2016, provides a borrowing base at the lesser of (a) $125 million or (b) the difference between (i) a specified percentage (ranging from 70% to 80%) of eligible accounts receivable less (ii) the amount of any outstanding letters of credit, and bears interest at a floating rate, which exposes us to market risks as interest rates rise. If our existing capital resources become unavailable, inadequate or unfavorable for purposes of funding our capital requirements, we would need to raise additional funds through alternative debt or equity financings to maintain our equipment and continue our growth. Such additional financing sources may not be available when we need them, or may not be available on favorable terms. If we fund our growth through the issuance of public equity, the holdings of stockholders will be diluted. If capital generated either by cash provided by operating activities or outside financing is not available or sufficient for our needs, we may be unable to maintain our equipment, expand our fleet of equipment, or take advantage of other potentially profitable business opportunities, which could reduce our future revenues and profits.

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	85	1/24/84
Chairman of the Board
Richard A. Hubbell (2)	72	4/22/03
President and Chief Executive Officer
Linda H. Graham (3)	80	1/27/87
Vice President and Secretary
Ben M. Palmer (4)	56	7/8/96
Vice President, Chief Financial Officer and Treasurer

(1)	R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. Mr. Rollins has served as Chairman of the Board of RPC since the spin-off of RPC from Rollins, Inc. in 1984. He has served as Chairman of the Board of Marine Products Corporation (boat manufacturing) since it was spun off from RPC in 2001 and Chairman of the Board of Rollins, Inc. since October 1991. He is also a director of Dover Downs Gaming and Entertainment, Inc. and Dover Motorsports, Inc.

(2)	Richard A. Hubbell has been the President of RPC since 1987 and Chief Executive Officer since 2003. He has also been the President and Chief Executive Officer of Marine Products Corporation since it was spun off from RPC in 2001. Mr. Hubbell serves on the Board of Directors of both of these companies.

(3)	Linda H. Graham has been the Vice President and Secretary of RPC since 1987. She has also been the Vice President and Secretary of Marine Products Corporation since it was spun off from RPC in 2001. Ms. Graham serves on the Board of Directors of both of these companies.

(4)	Ben M. Palmer has been the Vice President, Chief Financial Officer and Treasurer of RPC since 1996. He has also been the Vice President, Chief Financial Officer and Treasurer of Marine Products Corporation since it was spun off from RPC in 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES. As of February 17, 2017 there were 217,792,539 shares of common stock outstanding and approximately 16,600 beneficial holders of our common stock. The following table sets forth the high and low prices of RPC’s common stock and dividends paid for each quarter in the years ended December 31, 2016 and 2015:

	2016			2015
Quarter	High	Low	Dividends	High	Low	Dividends
First	$15.51	$9.73	$-	$14.15	$10.58	$0.105
Second	16.84	13.12	-	16.66	12.81	0.050
Third	16.92	13.50	-	13.85	8.54	-
Fourth	22.28	16.48	0.050	13.69	8.45	-

On July 28, 2015, the Board of Directors voted to temporarily suspend RPC’s regular quarterly cash dividend to common stockholders; however, a special year-end cash dividend of $0.05 per share was paid to common stockholders during the fourth quarter of 2016.  Subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors, the Company expects to resume regular quarterly cash dividends to common stockholders sometime in the future.

Issuer Purchases of Equity Securities

Shares repurchased by the Company and affiliated purchases in the fourth quarter of 2016 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2016 to October 31, 2016	-		$-	-	2,050,154
November 1, 2016 to November 30, 2016	1,533	(2)	17.08	-	2,050,154
December 1, 2016 to December 31, 2016	718	(2)	18.12	-	2,050,154
Totals	2,251		$17.41	-	2,050,154
(1)	The Company has a stock buyback program initially adopted in 1998 and subsequently amended in 2013 that authorizes the repurchase of up to 31,578,125 shares. There were no shares repurchased as part of this program during the fourth quarter of 2016. As of December 31, 2016, there are 2,050,154 shares available to be repurchased under the current authorization. Currently the program does not have a predetermined expiration date.
(2)	Represents shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

Performance Graph

The following graph shows a five-year comparison of the cumulative total stockholder return based on the performance of the stock of the Company, assuming dividend reinvestment, as compared with both a broad equity market index and an industry or peer group index. The indices included in the following graph are the Russell 1000 Index ("Russell 1000"), the Philadelphia Stock Exchange's Oil Service Index ("OSX"), and a peer group which includes companies that are considered peers of the Company (the "Peer Group"). The Company has voluntarily chosen to provide both an industry and a peer group index.

The Company was a component of the Russell 1000 during 2016. The Russell 1000 is a stock index representing large capitalization U.S. stocks with high historical growth in revenues and earnings. The components of the index had a weighted average market capitalization in 2016 of $140 billion, and a median market capitalization of $9 billion. The Russell 1000 was chosen because it represents companies with comparable market capitalizations to the Company, and because the Company is a component of the index. The OSX is a stock index of 15 companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services. The Company is not a component of the OSX, but this index was chosen because it represents a large group of companies that provide the same or similar products and services as the Company. The companies included in the Peer Group are Weatherford International, Inc., Superior Energy Services, Inc., Patterson-UTI Energy, Inc., and Halliburton Company. Patterson-UTI Energy, Inc. was not previously included in the Peer Group because it conducts exploration and production activities and contract drilling activities as well as providing pressure pumping services. However, during 2016 Patterson-UTI Energy, Inc. eliminated exploration and production activities as an operating segment and announced a significant acquisition in the pressure pumping and rental tools business. Also, Patterson-UTI Energy’s market capitalization was similar to the market capitalization of the Company as of December 31, 2016. For these reasons, the Company added Patterson-UTI Energy to the Peer Group. In addition, the Company eliminated Basic Energy Services, Inc. from the Peer Group because during the third and fourth quarters of 2016, Basic Energy Services announced that it could not fulfill its financial obligations and was entering bankruptcy proceedings. We believe that Basic Energy Services’ stock price performance during 2016 reflected the risk of bankruptcy to its shareholders rather than the financial performance of a peer of the Company. For comparison purposes, the following graph includes the Peer Group as well as a group of companies which includes Weatherford International, Inc., Basic Energy Services, Inc., Superior Energy Services, Inc. and Halliburton Company (the Former Peer Group). The companies included in the Peer Group and the Former Peer Group have been weighted according to each respective issuer's stock market capitalization at the beginning of each year.

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

STATEMENT OF OPERATIONS DATA:

Years Ended December 31,	2016	2015	2014	2013	2012
	(in thousands, except employee and per share amounts)
Revenues	$728,974	$1,263,840	$2,337,413	$1,861,489	$1,945,023
Cost of revenues	607,888	986,144	1,493,082	1,178,412	1,105,886
Selling, general and administrative expenses	150,690	156,579	197,117	183,139	174,397
Depreciation and amortization	217,258	270,977	230,813	213,128	214,899
(Gain) loss on disposition of assets, net	(7,920)	6,417	15,472	9,371	6,099
Operating (loss) profit	(238,942)	(156,277)	400,929	277,439	443,742
Interest expense	(681)	(2,032)	(1,431)	(1,822)	(1,976)
Interest income	467	83	19	408	28
Other (expense) income, net	(204)	5,185	(131)	245	825
(Loss) income before income taxes	(239,360)	(153,041)	399,386	276,270	442,619
Income tax (benefit) provision	(98,114)	(53,480)	154,193	109,375	168,183
Net (loss) income	$(141,246)	$(99,561)	$245,193	$166,895	$274,436
(Loss) earnings per share :
Basic	$(0.66)	$(0.47)	$1.14	$0.77	$1.28
Diluted	$(0.66)	$(0.47)	$1.14	$0.77	$1.27
Dividends paid per share	$0.050	$0.155	$0.420	$0.400	$0.520

OTHER DATA:
Operating margin percent	(32.8)%	(12.4)%	17.2%	14.9%	22.8%
Net cash provided by operating activities	$101,704	$473,792	$322,757	$365,624	$559,933
Net cash used for investing activities	(21,339)	(157,583)	(355,349)	(207,654)	(315,838)
Net cash (used for) provided by financing activities	(13,726)	(260,785)	33,664	(163,433)	(237,325)
Capital expenditures	$33,938	$167,426	$371,502	$201,681	$328,936
Employees at end of period	2,500	3,100	4,500	3,900	3,600

BALANCE SHEET DATA AT END OF YEAR:
Accounts receivable, net	$169,166	$232,187	$634,730	$437,132	$387,530
Working capital	377,589	384,744	612,616	436,873	403,316
Property, plant and equipment, net	497,986	688,335	849,383	726,307	756,326
Total assets	1,035,452	1,237,094	1,759,358	1,383,860	1,367,163
Long-term debt	-	-	224,500	53,300	107,000
Total stockholders’ equity	$806,799	$952,281	$1,078,382	$968,702	$899,232

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 2.

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

Current industry conditions are characterized by oil prices which have risen from a low of approximately $29 per barrel in the first quarter of 2016 to approximately $53 per barrel in the first quarter of 2017. As a result of this moderate increase in the price of oil, as well as improvements in the prices of natural gas and natural gas liquids, the U.S. domestic rig count has risen from an historic low of 404 in the second quarter of 2016 to 751 early in the first quarter of 2017. We believe that the principal reason for the increase in the price of oil and the improvement in U.S. domestic oilfield activity relates to the announcement by the OPEC cartel during the fourth quarter of 2016 that it would impose production quotas on its member countries in order to support the price of oil on the world market. RPC believes that an important catalyst for an increase in world oil prices is declining production in the United States. We believe this because the United States grew to be the world’s largest producer of oil during the second quarter of 2015, and the increase in oil production was due to the growth of oil-directed drilling in shale formations. These wells produce a large amount of oil immediately following their completion, but typically experience large production declines within two years. Following its recent peak, U.S. oil production has fallen by approximately nine percent as of the most recent reported statistic during the fourth quarter of 2016. Therefore, the declining production of these wells, and the rapid decline in drilling of new wells of this type are additional catalysts for improving industry conditions. Customer activities directed towards natural gas drilling and production have been weak for several years, with the U.S. domestic natural gas rig count during the first quarter of 2016 falling to the lowest level ever recorded. We believe that customer activities directed towards drilling for natural gas have been weak because of the high production of shale-directed natural gas wells, the high amount of natural gas production associated with oil-directed shale wells in the U.S. domestic market, and relatively constant consumption of natural gas in the United States. While natural gas-directed drilling has increased through early in the first quarter of 2017, we believe that these factors will continue to depress natural gas-directed drilling during the near term. From a low of $1.72 per Mcf during the second quarter of 2016, the price of natural gas had risen to $3.04 per Mcf early in the first quarter of 2017. In spite of this increase, we believe that the price of natural gas remains too low to encourage our customers to conduct exploration and production activities directed exclusively towards natural gas.

In 2016, the Company’s strategy of utilizing equipment in unconventional basins has continued. During 2016, we made capital expenditures totaling $33.9 million primarily for the maintenance of our existing revenue-producing equipment.

Revenues during 2016 totaled $729.0 million, a decrease of 42.3 percent compared to 2015 primarily as a result of lower industry activity levels. Cost of revenues decreased $378.3 million in 2016 compared to the prior year also due to lower activity levels. As a percentage of revenue, cost of revenues also increased due to inefficiencies resulting from lower activity levels coupled with continued low pricing for our services. Selling, general and administrative expenses as a percentage of revenues increased to 20.7 percent of revenues in 2016 compared to 12.4 percent of revenues in 2015 due to increases in bad debt expense and professional fees as well as significantly lower revenues.

Losses before income taxes were $239.4 million for 2016 compared to $153.0 million in 2015. Net loss for 2016 was $141.2 million, or $0.66 loss per share compared to net loss of $99.6 million, or $0.47 loss per share in 2015.

Cash flows from operating activities decreased to $101.7 million in 2016 compared to $473.8 million in 2015 primarily due to unfavorable changes in working capital coupled with lower earnings. As of December 31, 2016, there were no outstanding borrowings under our credit facility.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a recent cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and the second quarter of 2016, the drilling rig count fell by approximately 79 percent. During the second quarter of 2016, the U.S. domestic drilling rig count reached the lowest level ever recorded. The principal catalyst for this steep rig count decline is the decrease in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil began to fall at that time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. During the second quarter of 2016, the price of oil and the U.S. domestic rig count began to increase, and increased steadily throughout the remainder of 2016 and into the beginning of the first quarter of 2017. As of the beginning of the first quarter of 2017, RPC believes that U.S. oilfield activity will continue to increase during the near term, although our long-term visibility remains limited.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. During the first two quarters of 2016, the prices of oil and natural gas remained at low levels that discouraged our customers from undertaking most of their potential exploration and production activities. The prices of oil and natural gas have increased during the third and fourth quarters of 2016 and into the first quarter of 2017, and we believe that the price of oil has risen to a level that provides adequate financial returns to our customers and encourages increased drilling and production activities in many domestic oil-producing basins. However, the price of natural gas has not risen to a level that encourages our customers to increase their drilling and production activities, and we remain discouraged that U.S. production of natural gas remains high in spite of historically low drilling activities. The average price of natural gas liquids during 2016 increased by approximately six percent compared to 2015, and early in the first quarter of 2017 the price of natural gas liquids rose to levels not recorded since the fourth quarter of 2014. These commodity price trends, if they continue, have moderately positive implications for our near-term activity levels. As evidence of the impact of recovering commodity prices on our customers’ activity levels, the oil-directed drilling rig count at the beginning of the first quarter of 2017 had increased by approximately 89 percent compared to the lowest oil-directed rig count recorded during the second quarter of 2016, and the natural gas-directed rig count had increased by approximately 79 percent during the same period.

The majority of the U.S. domestic rig count remains directed towards oil. At the beginning of the first quarter of 2017, approximately 80 percent of the U.S. domestic rig count was directed towards oil, consistent with the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.

We continue to monitor the market for our services and the competitive environment in 2017. We believe that the U.S. domestic rig count will continue to recover moderately during the near term. However, we believe that in spite of the large percentage increases in oilfield activity during the past several quarters, the pricing for our services has not yet reached a level that provides financial returns that will allow the industry to maintain its fleet of revenue-producing equipment or hire additional personnel to operate idle equipment. Furthermore, our customers during the first quarter of 2017 have thus far been very reluctant to accept increases in pricing for their services in order to compensate us for our increased costs and to allow us to generate higher financial returns. For this reason, we believe that continued near-term expansion in U.S. domestic oilfield activities will be moderate until commodity prices increase significantly. Over the long term, we believe that the steep decline in oil-directed drilling in the U.S. domestic market will reduce U.S. domestic oil production and serve as a catalyst for oil prices to increase. This belief is due to the fact that oil-directed wells drilled in shale resource plays typically exhibit high initial production soon after being completed followed by a decline in production in later years. We note that U.S. domestic oil production has declined by approximately 10 percent since its most recent peak in the third quarter of 2014. We are encouraged by the fact that drilling and completion activities continue to be highly service-intensive and require a large amount of equipment and raw materials. Furthermore, we note that some wells in the U.S. domestic market have been drilled but not completed. We believe that many of our customers have started to complete these wells, and that they provide potential revenue for RPC’s completion-directed services during the near term. Finally, we are encouraged by our belief that many of our competitors have not maintained their equipment to a level that allows them to provide reliable, consistent services to their customers. During 2015 and the first three quarters of 2016, we responded to the significant declines in industry activity levels and pricing for our services by reducing costs and employee headcount and closed selected operational locations. During the fourth quarter of 2016 and the first quarter of 2017, however, we have started recruiting and hiring operational personnel to respond to increased industry activity levels.

We note in the current competitive environment that many of our smaller competitors have high levels of debt, higher cost structures, and less-developed logistical capabilities than RPC. During 2015 and through the first three quarters of 2016, a number of smaller competitors ceased operations and sold their businesses or liquidated their assets. During 2016, several of our peers filed for bankruptcy protection. While these developments place us in a more favorable competitive position, they are offset by the fact that the capital markets have recently provided capital to allow several of our competitors to emerge from bankruptcy and several other private equity-funded companies to complete initial public offerings of their common stock. In the fourth quarter of 2015 we initiated a process whereby we more closely scrutinize the maintenance status of our currently idled revenue-producing assets. Through this process, we are attempting to ensure that our idle equipment is prepared to return to service as soon as market conditions encourage us to do so. We believe that this process will allow RPC to return our idle revenue-producing equipment to service quickly and at minimal cost as market conditions improve. In this environment RPC also monitors the financial stability of our customers, due to the fact that many of them have also financed their operations with a large amount of debt, and this type of financing is less available than in previous years, although we also note that many of our customers have recently raised equity to stabilize their capital structures and expand their operations. RPC plans minimal increases in our fleet of revenue-producing equipment during 2017. Our consistent response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending. We intend to maintain a financial structure which includes little or no debt during the near term.

Results of Operations

Years Ended December 31,	2016	2015	2014
(in thousands except per share amounts and industry data)
Consolidated revenues	$728,974	$1,263,840	$2,337,413
Revenues by business segment:
Technical	$679,654	$1,175,293	$2,180,457
Support	49,320	88,547	156,956

Consolidated operating (loss) profit	$(238,942)	$(156,277)	$400,929
Operating (loss) profit by business segment:
Technical	$(203,804)	$(132,982)	$390,004
Support	(26,021)	(2,363)	42,510
Corporate expenses	(17,037)	(14,515)	(16,113)
Gain (loss) on disposition of assets, net	7,920	(6,417)	(15,472)

Net (loss) income	$(141,246)	$(99,561)	$245,193
(Loss) earnings per share — diluted	$(0.66)	$(0.47)	$1.14
Percentage of cost of revenues to revenues	83%	78%	64%
Percentage of selling, general and administrative expenses to revenues	21%	12%	8%
Percentage of depreciation and amortization expenses to revenues	30%	21%	10%
Effective income tax rate	41.0%	34.9%	38.6%
Average U.S. domestic rig count	509	982	1,862
Average natural gas price (per thousand cubic feet (mcf))	$2.52	$2.58	$4.25
Average oil price (per barrel)	$43.49	$48.77	$93.25

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues. Revenues in 2016 decreased $534.9 million or 42.3 percent compared to 2015. The Technical Services segment revenues for 2016 decreased $495.6 million or 42.2 percent compared to the prior year due primarily to lower activity levels and pricing as compared to prior year, particularly within our pressure pumping service, which is the largest service within this segment. The Support Services segment revenues in 2016 decreased $39.2 million or 44.3 percent compared to 2015 due primarily to lower pricing and activity levels in the majority of our services within this segment. Both the Technical and Support Services continue to report operating losses due to lower levels of revenues, partially offset by cost control efforts undertaken throughout the Company and lower depreciation and amortization expenses. The average price of oil decreased 10.8 percent while the average price of natural gas decreased 2.4 percent during 2016 compared to the prior year. The average domestic rig count during 2016 was 48.2 percent lower than 2015. International revenues, which decreased from $72.1 million in 2015 to $51.2 million in 2016, were seven percent of consolidated revenues in 2016 and six percent of consolidated revenues in 2015. International revenues decreased primarily due to lower customer activity levels in Australia, Gabon, Equatorial Guinea, China and Argentina in 2016, partially offset by increased activity in Bolivia compared to the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of revenues. Cost of revenues in 2016 was $607.9 million compared to $986.1 million in 2015, a decrease of $378.3 million or 38.4 percent, due to lower activity levels coupled with reduced personnel headcount and incentive compensation. As a percentage of revenues, cost of revenues increased in 2016 compared to 2015 due to inefficiencies resulting from lower activity levels coupled with continued low pricing for our services.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased 3.8 percent to $150.7 million in 2016 compared to $156.6 million in 2015. These expenses decreased due to lower total employment costs due to headcount reductions, as well as other expense reduction efforts partially offset by an increase in bad debt expense and professional fees. The Company recorded a contingent professional fee of $2.0 million during the first quarter of 2016 in connection with the resolution of an open income tax matter. As a percentage of revenues, these costs increased during 2016 compared to 2015 due to increases in bad debt expense and professional fees previously noted as well as significantly lower revenues.

Depreciation and amortization. Depreciation and amortization were $217.3 million in 2016, a decrease of $53.7 million, compared to $271.0 million in 2015 due to lower capital expenditures during the last two years. As a percentage of revenues, depreciation and amortization increased in 2016 compared to 2015 due to significantly lower revenues.

Gain (loss) on disposition of assets, net. Gain on disposition of assets, net was $7.9 million in 2016 compared to a loss on disposition of assets, net of $6.4 million in 2015. RPC recorded a gain on disposition of assets of $4.0 million during the fourth quarter of 2016 resulting from the sale of operating equipment related to its oilfield pipe inspection service. The remaining gain (loss) on disposition of assets, net is comprised of gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other expense, net was $204 thousand in 2016 compared to other income, net of $5.2 million in 2015. Proceeds from a legal settlement totaling $6.3 million was recorded during 2015.

Interest expense and interest income. Interest expense decreased to $0.7 million in 2016 compared to $2.0 million in 2015. Interest expense in 2016 declined in comparison to the prior year because interest expense in the prior year included the accelerated amortization of loan fees totaling $0.6 million associated with RPC’s voluntary reduction of its syndicated credit facility. The current year expense principally consists of facility fees on the unused portion of the credit facility. Interest income increased to $467 thousand in 2016 compared to $83 thousand in 2015.

Income tax benefit. The income tax benefit was $98.1 million in 2016 compared to $53.5 million in 2015. The effective tax rate was 41.0 percent in 2016 compared to 34.9 percent in 2015. The income tax benefit in 2016 includes a discrete tax benefit of $15.7 million recorded in connection with the favorable resolution of an open income tax matter.

Net loss and diluted loss per share. Net loss was $141.2 million in 2016, or $0.66 loss per diluted share, compared to a net loss of $99.6 million in 2015, or $0.47 loss per diluted share. This increase in loss per share was due to lower profitability as average shares outstanding was essentially unchanged.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues. Revenues in 2015 decreased $1.1 billion or 45.9 percent compared to 2014. The Technical Services segment revenues for 2015 decreased 46.1 percent compared to the prior year due primarily to lower activity levels and pricing as compared to prior year, partially offset by increasing service intensity in our pressure pumping service, which is the largest service within this segment. The Support Services segment revenues for 2015 decreased 43.6 percent compared to 2014 due primarily to lower pricing and activity levels in the rental tool service, which is the largest service within this segment. Both the Technical and Support Services reported operating losses due to lower revenues, partially offset by cost control efforts undertaken throughout the Company. The average price of oil decreased 47.7 percent while the average price of natural gas decreased 39.3 percent during 2015 compared to the prior year. The average domestic rig count during 2015 was 47.3 percent lower than 2014. International revenues, which decreased from $88.2 million in 2014 to $72.1 million in 2015, were as a percentage of consolidated revenues, six percent in 2015 and four percent in 2014. International revenues decreased primarily due to lower customer activity levels in Canada, Australia, Bolivia and Mexico in 2015 partially offset by increased activity in Argentina compared to the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of revenues. Cost of revenues in 2015 was $986.1 million compared to $1.5 billion in 2014, a decrease of $506.9 million or 34.0 percent. The decrease in these costs was due to lower costs resulting from lower activity levels, reduced personnel headcount and incentive compensation, and price reductions from suppliers, partially offset by the impact of increasing service intensity. Also during 2015, replacement parts totaling approximately $41.9 million were charged to cost of revenues rather than capitalized as a result of a change in accounting estimate. As a percentage of revenues, cost of revenues increased in 2015 compared to 2014 due to competitive pricing for our services and inefficiencies resulting from lower activity levels.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased 20.6 percent to $156.6 million in 2015 compared to $197.1 million in 2014.  \This decrease was due to lower total employment costs and other cost reduction efforts as well as decreases in expenses which vary with activity and profitability. As a percentage of revenues, selling, general and administrative expenses increased in 2015 compared to 2014 due to the relatively fixed nature of some of these costs during the short term.

Depreciation and amortization. Depreciation and amortization were $271.0 million in 2015, an increase of $40.2 million, compared to $230.8 million in 2014 due to assets placed in service during late 2014 and the first six months of 2015. As a percentage of revenues, depreciation and amortization increased in 2015 compared to 2014.

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

Income tax (benefit) provision. The income tax benefit was $53.5 million in 2015 compared to an income tax provision of $154.2 million in 2014. The benefit in 2015 resulted from the pretax loss. The effective tax rate was 34.9 percent in 2015 compared to 38.6 percent in 2014. The decrease in the effective tax rate in 2015 is due primarily to state tax calculations based on revenues rather than taxable income or losses.

Net (loss) income and diluted (loss) earnings per share. Net loss was $99.6 million in 2015, or $0.47 loss per diluted share, compared to net income of $245.2 million, or $1.14 earnings per diluted share in 2014.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $131.8 million as of December 31, 2016, $65.2 million as of December 31, 2015 and $9.8 million as of December 31, 2014.

The following table sets forth the historical cash flows for the years ended December 31:

	(in thousands)
	2016	2015	2014
Net cash provided by operating activities	$101,704	$473,792	$322,757
Net cash used for investing activities	(21,339)	(157,583)	(355,349)
Net cash (used for) provided by financing activities	(13,726)	(260,785)	33,664

2016

Cash provided by operating activities in 2016 decreased by $372.1 million compared to the same period in the prior year. This decrease is due primarily to net unfavorable changes in working capital of $237.0 million coupled with an increase in net losses of $41.7 million, a decrease in depreciation and amortization expenses of $54.4 million, a decrease in (gains) and losses on sale of assets of $14.3 million and a decrease in long-term liabilities of $15.7 million primarily related to the positive resolution of an income tax matter.

The net unfavorable change in working capital is primarily due to unfavorable changes of $337.0 million in accounts receivable due to a less significant decline in business activity levels in 2016 compared to 2015, and $6.4 million decrease in inventory consistent with lower business activity levels. This unfavorable change was partially offset by favorable changes of $56.2 million in accounts payable; $28.6 million in accrued payroll and related expenses; $6.1 million in income taxes payable/ receivable, net; $5.0 million in prepaid expenses and other current assets and $4.2 million in accrued state, local and other taxes consistent with lower business activity levels coupled with the timing of payments.

Cash used for investing activities for 2016 decreased by $136.2 million, compared to 2015, primarily as a result of significantly lower capital expenditures in response to weaker industry conditions.

Cash used for financing activities for 2016 decreased by $247.1 million primarily as a result of lower net loan repayments as there has been no outstanding borrowings since the fourth quarter of 2015 coupled with lower common stock dividends during 2016 compared to the same period in the prior year. The Company reduced its common stock dividend during the first quarter of 2015 and then temporarily suspended its regular quarterly common stock dividend beginning in the second quarter of 2015. The Company paid a special year-end cash dividend of $0.05 per share to common stockholders in the fourth quarter of 2016.

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

Cash used for financing activities in 2015 increased by $294.4 million primarily as a result of higher net loan payments funded primarily by the favorable changes in working capital, partially offset by lower open market share repurchases and common stock dividends during 2015 compared to the prior year. The Company reduced and then suspended its common stock dividend during 2015.

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2016 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $125 million revolving credit facility that matures in January 2019. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On June 30, 2016, the Company amended the revolving credit facility to (1) establish a borrowing base to be the lesser of $125 million or a specified percentage of eligible accounts receivable less the amount of any outstanding letters of credit. As of December 31, 2016, there were no outstanding borrowings. RPC had letters of credit outstanding relating to self-insurance programs and contract bids totaling $19.1 million as of December 31, 2016. For additional information with respect to RPC’s facility, see Note 6 of the Notes to Consolidated Financial Statements.

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

Cash Requirements

Capital expenditures were $33.9 million in 2016, and we currently expect capital expenditures to be approximately $70 million in 2017. We expect that a majority of these expenditures in 2017 will be directed towards capitalized equipment maintenance.  The remaining capital expenditures will be directed towards the purchase of revenue-producing equipment. The actual amount of capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During 2016, the Company contributed $4.3 million to the pension plan and does not expect to make any additional contributions to the plan during 2017.

The Company has a stock buyback program, initially adopted in 1998 and subsequently amended in 2013, that authorizes the repurchase of up to 31,578,125 shares. There were no shares purchased on the open market by the Company during 2016, and 2,050,154 shares remain available to be repurchased under the current authorization as of December 31, 2016. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On July 28, 2015, the Board of Directors voted to temporarily suspend RPC’s regular quarterly dividend to common stockholders; however, the Board of Directors voted to pay a special year-end cash dividend of $0.05 per share to common stockholders during the fourth quarter of 2016. The Company expects to resume cash dividends to common stockholders sometime in the future, subject to the earnings and financial condition of the Company and other relevant factors.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company’s significant contractual obligations as of December 31, 2016:

Contractual obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Interest on long-term debt obligations	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating leases (1)	42,994	12,648	18,077	8,074	4,195
Purchase obligations (2)	21,316	10,354	10,962	—	—
Other long-term liabilities (3)	1,054	860	194	—	—
Total contractual obligations	$65,364	$23,862	$29,233	$8,074	$4,195
(1)	Operating leases include agreements for various office locations, office equipment, and certain operating equipment.
(2)	Includes agreements to purchase raw materials, goods or services that have been approved and that specify all significant terms (pricing, quantity, and timing). As part of the normal course of business the Company occasionally enters into purchase commitments to manage its various operating needs.
(3)	Includes expected cash payments for long-term liabilities reflected on the balance sheet where the timing of the payments is known. These amounts include incentive compensation. These amounts exclude pension obligations with uncertain funding requirements and deferred compensation liabilities.

Fair Value Measurements

The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation.  Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued using significant observable inputs in addition to quoted market prices are classified as Level 2. The Company currently has no assets or liabilities measured on a recurring basis that are valued using unobservable inputs and therefore no assets or liabilities measured on a recurring basis are classified as Level 3. For defined benefit plan and Supplemental Executive Retirement Plan (“SERP”) investments measured at net asset value, the values are computed using inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data or on net asset values calculated by the fund or when not publicly available.

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. Also, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. In previous periods of strong oilfield activity, we experienced high employment costs due to the demand for skilled labor in our markets as well as high costs for certain raw materials the Company uses to provide its services. During 2015 and 2016, however, supplies of raw materials became more readily available as domestic oilfield activity decreased. In addition, skilled labor became more available, and upward wage pressures subsided. During the third quarter of 2016, however, the Company began to experience upward pressure on the price of labor, due to increased oilfield activity and a shortage of skilled employees caused by the industry’s headcount reductions since the first quarter of 2015. Early in the first quarter of 2017, the Company has also started to experience increases in the prices of certain raw materials used in providing our services. The market for the Company’s services remains competitive, due to relatively low commodity prices, so it may be difficult for the Company to increase the prices charged to our customers to compensate for these cost increases.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $739,000 in 2016, $753,000 in 2015, and $663,000 in 2014. The Company’s receivable (payable) due to (from) Marine Products for these services was $60,000 as of December 31, 2016 and $(11,000) as of December 31, 2015. The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $890,000 in 2016, $1,127,000 in 2015 and $1,092,000 in 2014.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $111,000 in 2016, $100,000 in 2015 and $84,000 in 2014.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft.  The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC.  Each of RPC and Marine Products is a party to an operating lease agreement with 255 RC, LLC for a period of five years. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of approximately $197,000 in 2016 and $186,000 in 2015 for the corporate aircraft. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2016, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

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

Allowance for doubtful accounts — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. Recoveries were insignificant in 2016 and 2014 and approximately $1.0 million in 2015. We record specific provisions when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to a customer changes, our estimate of the realizability of the receivable would be further adjusted, either upward or downward.

The estimated allowance for doubtful accounts is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region. In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables which we adjust periodically based on management judgment and the economic strength of our customers. The net provisions for doubtful accounts as a percentage of revenues have ranged from 0.8 percent to (0.2) percent over the last three years. Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2016 would have resulted in a change of approximately $0.9 million to the allowance for doubtful accounts and a corresponding change to selling, general and administrative expenses.

Income taxes — The effective income tax rates were 41.0 percent in 2016, 34.9 percent in 2015 and 38.6 percent in 2014. Our effective tax rates vary due to changes in estimates of our future taxable income or losses, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments. As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.

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

Insurance expenses – The Company self-insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability. The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims. The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims. As of December 31, 2016, the Company estimates the range of exposure to be from $12.1 million to $15.3 million. The Company has recorded liabilities at December 31, 2016 of approximately $13.6 million which represents management’s best estimate of probable loss.

Depreciable life of assets — RPC’s net property, plant and equipment at December 31, 2016 was $498.0 million representing 48.1 percent of the Company’s consolidated assets. Depreciation and amortization expenses for the year ended December 31, 2016 were $217.3 million. Management judgment is required in the determination of the estimated useful lives used to calculate the annual and accumulated depreciation and amortization expense.

Property, plant and equipment are reported at cost less accumulated depreciation and amortization, which is provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors including historical experience with similar assets. Assets are monitored to ensure changes in asset lives are identified and prospective depreciation and amortization expense is adjusted accordingly. During 2015 the Company reassessed the useful life of a specific component of its pressure pumping equipment that prior to 2015 had an expected useful life of 18 months. As a result of this reassessment, the Company concluded that this component is no longer a long-lived asset, but instead a consumable supply inventory item. Accordingly, effective January 1, 2015, the cost of this component was expensed as repairs and maintenance as part of cost of revenues at the time of installation. Management deemed the change preferable because it more closely reflects the pattern of consumption of this component as a result of continual increases in wear and tear resulting from harsher geological environments. We did not make any changes to the estimated lives of assets resulting in a material impact in 2016 and 2014.

Defined benefit pension plan – In 2002, the Company ceased all future benefit accruals under the defined benefit plan, although the Company remains obligated to provide employees benefits earned through March 2002. The Company accounts for the defined benefit plan in accordance with the provisions of Financial Accounting Standards Board (FASB) ASC 715, “Compensation – Retirement Benefits” and engages an outside actuary to calculate its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and makes adjustments to these liabilities as necessary.

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment advisor. Differences between the expected long-term return on plan assets and the actual return are amortized over future years. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. The Company’s assumption for the expected return on plan assets was seven percent for 2016, 2015 and 2014.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plan are forecasted and then compared to a portfolio of investment grade corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. A lower discount rate increases the present value of benefit obligations. The discount rate was 4.45 percent as of December 31, 2016 compared to 4.70 percent as of December 31, 2015 and 4.15 percent in 2014.

As set forth in Note 10 to the Company’s financial statements, included among the asset categories for the Plan’s investments are real estate and alternative/ opportunistic/ special fund investments comprised of real estate funds and private equity funds.  These investments are measured at net asset value and are valued using significant non-observable inputs which do not have a readily determinable fair value.  These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments.  The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

As of December 31, 2016, the defined benefit plan was under-funded and the recorded change within accumulated other comprehensive loss decreased stockholders’ equity by approximately $1.3 million after tax.  Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in a pre-tax increase or decrease of approximately $1.2 million to the net loss related to pension reflected in accumulated other comprehensive loss.

The Company recognized pre-tax pension expense of $0.7 million in 2016, $0.4 million in 2015 and $0.2 million in 2014. Based on the under-funded status of the defined benefit plan as of December 31, 2016, the Company expects to recognize pension expense of $0.4 million in 2017. Holding all other factors constant, a change in the expected long-term rate of return on plan assets by 0.50 percentage points would result in an increase or decrease in pension expense of approximately $0.2 million in 2017. Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an increase or decrease in pension expense of an immaterial amount in 2017.

Recent Accounting Pronouncements

During the year ended December 31, 2016, the Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASUs):

Recently Adopted Accounting Pronouncements:

•	ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments eliminate the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. Adjustments to provisional amounts that are identified during the measurement period are required to be recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date and either disclosed on the face of the income statement or in the notes by each category. The Company adopted these provisions in the first quarter of 2016 and plans to apply the provisions for all future business combinations. The adoption did not have a material impact on the Company’s consolidated financial statements.

•	ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share (or its equivalent) practical expedient. In addition, there is no requirement to make certain disclosures for such investments. The Company adopted these provisions in the first quarter of 2016 applied retrospectively and has excluded the pension assets that are measured using the net asset value per share from the fair value hierarchy disclosure. The adoption did not have a material impact on the Company’s consolidated financial statements.

•	ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Financial statements are generally prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This ASU provides guidance on management’s responsibility to include footnote disclosures when there is substantial doubt about the organization’s ability to continue as a going concern. The Company adopted these provisions in the first quarter of 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

To be adopted in 2017:

•	ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Current requirements are to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximated normal profit margin. These amendments allow inventory to be measured at lower of cost or net realizable value and eliminates the market requirement. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments will be adopted in the first quarter of 2017 and applied prospectively. The Company does not expect the adoption of these provisions to have a material impact on its consolidated financial statements.

•	ASU No. 2016-07, Investments — Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments eliminate the requirement to adjust the investment, results of operations, and retained earnings retroactively when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The cost of acquiring the additional interest in the investee is to be added to the current basis of the investor’s previously held interest and the equity method is to be adopted as of the date the investment qualifies. In addition, an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting is required to recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments will be adopted in the first quarter of 2017 and applied prospectively. The Company does not expect the adoption of these provisions to have a material impact on its consolidated financial statements.

•	ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments simplify several aspects of the accounting for share-based payment award transactions, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The Company will adopt these provisions in the first quarter of 2017 and adoption of these provisions will result in the inclusion of excess tax benefits and deficiencies as a component of income tax expense which may increase volatility of the provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the Company’s stock price as of the date the stock awards vest. Based on the Company’s current stock price and its stock incentive plan awards, this change resulted in a beneficial adjustment of approximately $2.5 million to the provision for income taxes in the first quarter of 2017. The Company will continue to estimate expected forfeitures.

•	ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That are under Common Control. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments will be adopted in the first quarter of 2017 and the Company does not expect the adoption to have a material impact on its consolidated financial statements.

To be adopted in 2018:

REVENUE RECOGNITION:

The Financial Accounting Standards Board and International Accounting Standards Board issued their converged standard on revenue recognition in May 2014. The standard provides a comprehensive, industry-neutral revenue recognition model intended to increase financial statement comparability across companies and industries and significantly reduce the complexity inherent in today’s revenue recognition guidance. The various ASUs related to Revenue from Contracts with Customers (Topic 606) have been listed below:

•	ASU No. 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five step process.
•	ASU No. 2015-14. Deferred the effective date of ASU 2014-09 for all entities by one year to the first quarter of 2018 with early application permitted.
•	ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments provide guidance on whether an entity is a principal or agent when providing services to a customer along with another party.
•	ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments clarify the earlier guidance on identifying performance obligations and licensing implementation.

•	ASU No. 2016-11, Rescission of SEC Guidance Because of ASUs 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds certain SEC guidance related to issues that are currently codified under various topics.
•	ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments provide clarifying guidance on certain aspects of the five step process and practical expedients regarding the effect of modifications and status of completed contracts under legacy GAAP and disclosures related to the application of this guidance using the modified retrospective or retrospective transition method.
•	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 and includes among others, loan guarantees, impairment testing of contract costs, performance obligations disclosures and accrual of advertising costs.

Current Status of implementation:

The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company’s services are primarily short-term in nature, and the assessment at this stage is that the Company does not expect the adoption of the new revenue recognition standard to have a material impact on its financial statements. The Company plans to adopt the standard in the first quarter of 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

•	ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments make targeted improvements to existing U.S. GAAP and affects accounting for equity investments and financial instruments and liabilities and related disclosures. The amendments are effective starting in the first quarter of 2018, with early adoption permitted for certain provisions. The Company is currently evaluating the impact of these provisions on its consolidated financial statements.

•	ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property and property, plant, and equipment. The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments are required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2016-18, Statement of Cash Flows (230): Restricted Cash. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

To be adopted in 2019 and later:

•	ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments require that credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration should be presented as an allowance rather than a write-down. It also allows recording of credit loss reversals in current period net income. The amendments are effective in the first quarter of 2020 with early application permitted a year earlier. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its credit agreement. As of December 31, 2016, there are no outstanding interest-bearing advances on our credit facility which bear interest at a floating rate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2016 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2016.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2016, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 34.

Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Vice President, Chief Financial Officer and Treasurer

Atlanta, Georgia

February 28, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

RPC, Inc.

We have audited the internal control over financial reporting of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

February 28, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

RPC, Inc.

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RPC, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

February 28, 2017

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

December 31,	2016	2015
ASSETS
Cash and cash equivalents	$131,835	$65,196
Accounts receivable, net	169,166	232,187
Inventories	108,316	128,441
Income taxes receivable	57,174	51,392
Prepaid expenses	6,718	8,961
Other current assets	5,848	6,031
Current assets	479,057	492,208
Property, plant and equipment, net	497,986	688,335
Goodwill	32,150	32,150
Other assets	26,259	24,401
Total assets	$1,035,452	$1,237,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$70,536	$75,811
Accrued payroll and related expenses	12,130	16,654
Accrued insurance expenses	4,099	4,296
Accrued state, local and other taxes	3,094	2,838
Income taxes payable	4,929	7,639
Other accrued expenses	6,680	226
Current liabilities	101,468	107,464
Long-term accrued insurance expenses	9,537	11,348
Long-term pension liabilities	32,864	33,009
Deferred income taxes	81,466	115,495
Other long-term liabilities	3,318	17,497
Total liabilities	228,653	284,813
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 217,489,402 and 216,991,357 shares issued and outstanding in 2016 and 2015, respectively	21,749	21,699
Capital in excess of par value	—	—
Retained earnings	803,152	948,551
Accumulated other comprehensive loss	(18,102)	(17,969)
Total stockholders’ equity	806,799	952,281
Total liabilities and stockholders’ equity	$1,035,452	$1,237,094

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2016	2015	2014
REVENUES	$728,974	$1,263,840	$2,337,413
COSTS AND EXPENSES:
Cost of revenues (exclusive of items shown separately below)	607,888	986,144	1,493,082
Selling, general and administrative expenses	150,690	156,579	197,117
Depreciation and amortization	217,258	270,977	230,813
(Gain) loss on disposition of assets, net	(7,920)	6,417	15,472
Operating (loss) profit	(238,942)	(156,277)	400,929
Interest expense	(681)	(2,032)	(1,431)
Interest income	467	83	19
Other (expense) income, net	(204)	5,185	(131)
(Loss) income before income taxes	(239,360)	(153,041)	399,386
Income tax (benefit) provision	(98,114)	(53,480)	154,193
Net (loss) income	$(141,246)	$(99,561)	$245,193
(LOSS) EARNINGS PER SHARE
Basic	$(0.66)	$(0.47)	$1.14
Diluted	$(0.66)	$(0.47)	$1.14
Dividends paid per share	$0.050	$0.155	$0.420

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2016	2015	2014
NET (LOSS) INCOME	$(141,246)	$(99,561)	$245,193
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES:
Pension adjustment	(788)	1,531	(6,486)
Foreign currency translation	652	(1,801)	(1,124)
Unrealized gain (loss) on securities, net reclassification adjustments	3	134	(108)
COMPREHENSIVE (LOSS) INCOME	$(141,379)	$(99,697)	$237,475

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
RPC, INC. AND SUBSIDIARIES

(in thousands)

Three Years Ended	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
December 31, 2016	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2013	218,986	$21,899	$—	$956,918	$(10,115)	$968,702
Stock issued for stock incentive plans, net	569	57	9,017	—	—	9,074
Stock purchased and retired	(3,016)	(302)	(13,353)	(35,942)	—	(49,597)
Net income	—	—	—	245,193	—	245,193
Pension adjustment, net of taxes	—	—	—	—	(6,486)	(6,486)
Foreign currency translation	—	—	—	—	(1,124)	(1,124)
Unrealized loss on securities, net of taxes	—	—	—	—	(108)	(108)
Dividends declared	—	—	—	(91,608)	—	(91,608)
Excess tax benefits for share-based payments	—	—	4,336	—	—	4,336
Balance, December 31, 2014	216,539	21,654	—	1,074,561	(17,833)	1,078,382
Stock issued for stock incentive plans, net	791	79	9,802	—	—	9,881
Stock purchased and retired	(339)	(34)	(11,212)	7,153	—	(4,093)
Net loss	—	—	—	(99,561)	—	(99,561)
Pension adjustment, net of taxes	—	—	—	—	1,531	1,531
Foreign currency translation	—	—	—	—	(1,801)	(1,801)
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	134	134
Dividends declared	—	—	—	(33,602)	—	(33,602)
Excess tax benefits for share-based payments	—	—	1,410	—	—	1,410
Balance, December 31, 2015	216,991	21,699	—	948,551	(17,969)	952,281
Stock issued for stock incentive plans, net	796	80	9,508	—	—	9,588
Stock purchased and retired	(298)	(30)	(9,935)	6,708	—	(3,257)
Net loss	—	—	—	(141,246)	—	(141,246)
Pension adjustment, net of taxes	—	—	—	—	(788)	(788)
Foreign currency translation	—	—	—	—	652	652
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	3	3
Dividends declared	—	—	—	(10,861)	—	(10,861)
Excess tax benefits for share-based payments	—	—	427	—	—	427
Balance, December 31, 2016	217,489	$21,749	$—	$803,152	$(18,102)	$806,799

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RPC, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2016	2015	2014
OPERATING ACTIVITIES
Net (loss) income	$(141,246)	$(99,561)	$245,193
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	221,038	275,413	233,940
Stock-based compensation expense	10,218	9,960	9,074
(Gain) loss on disposition of assets, net	(7,920)	6,417	15,472
Deferred income tax (benefit) provision	(34,209)	(33,013)	12,354
Excess tax benefits for share-based payments	(427)	(1,410)	(4,336)
(Increase) decrease in assets:
Accounts receivable	64,715	401,753	(198,021)
Income taxes receivable	(5,355)	(20,867)	(19,059)
Inventories	20,294	26,667	(29,708)
Prepaid expenses	2,244	161	2
Other current assets	2	(2,881)	(749)
Other non-current assets	(1,851)	1,768	(2,238)
Increase (decrease) in liabilities:
Accounts payable	(6,250)	(62,446)	36,421
Income taxes payable	(2,710)	6,695	944
Accrued payroll and related expenses	(4,540)	(33,143)	13,221
Accrued insurance expenses	(197)	(1,336)	(440)
Accrued state, local and other taxes	256	(3,983)	1,819
Other accrued expenses	5,017	(180)	(775)
Pension liabilities	(1,385)	1,021	2,219
Long-term accrued insurance expenses	(1,811)	1,249	(126)
Other long-term liabilities	(14,179)	1,508	7,550
Net cash provided by operating activities	101,704	473,792	322,757
INVESTING ACTIVITIES
Capital expenditures	(33,938)	(167,426)	(371,502)
Proceeds from sale of assets	12,599	9,843	18,707
Investment in joint venture	—	—	(2,554)
Net cash used for investing activities	(21,339)	(157,583)	(355,349)
FINANCING ACTIVITIES
Payment of dividends	(10,861)	(33,602)	(91,608)
Borrowings from notes payable to banks	—	613,300	1,168,100
Repayments of notes payable to banks	—	(837,800)	(996,900)
Debt issue costs for notes payable to banks	(35)	—	(667)
Excess tax benefits for share-based payments	427	1,410	4,336
Cash paid for common stock purchased and retired	(3,257)	(4,093)	(49,597)
Net cash (used for) provided by financing activities	(13,726)	(260,785)	33,664
Net increase in cash and cash equivalents	66,639	55,424	1,072
Cash and cash equivalents at beginning of year	65,196	9,772	8,700
Cash and cash equivalents at end of year	$131,835	$65,196	$9,772

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

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

Preferred Stock

RPC is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2016, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Dividends

On July 28, 2015, the Board of Directors voted to temporarily suspend RPC’s regular quarterly dividend to common stockholders. However, the Company paid a special year-end cash dividend of $0.05 per share to common stockholders during the fourth quarter of 2016.

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

Revenues

RPC’s revenues are generated principally from providing services and the related equipment. Revenues are recognized when the services are rendered and collectibility is reasonably assured. Revenues from services and equipment are based on fixed or determinable priced purchase orders or contracts with the customer and do not include the right of return. Rates for services and equipment are priced on a per day, per unit of measure, per man hour or similar basis. Sales tax charged to customers is presented on a net basis within the consolidated statements of operations and excluded from revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

Concentration of Credit Risk

Substantially all of the Company’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company provided oilfield services to several hundred customers during each of the last three years. There were no customers that accounted for more than 10 percent of the Company’s revenues in 2016 and 2014; and one customer accounted for approximately 23 percent of revenues in 2015. Additionally, there were no customers that accounted for more than 10 percent of accounts receivable as of December 31, 2016 and one customer accounted for approximately 14 percent of accounts receivable as of December 31, 2015.

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

Investments

Investments classified as available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company realized no gains or losses on its available-for-sale securities during 2016 and 2014, and an immaterial realized loss during 2015. Securities that are held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) are classified as trading. See Note 10 for further information regarding the SERP. The change in fair value of trading securities is presented as compensation cost in selling, general and administrative expenses on the consolidated statements of operations.

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

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

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

RPC records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment, to determine if any impairments should be recognized. Management believes that the long-lived assets in the accompanying balance sheets have not been impaired. During 2015, RPC recorded immaterial write-downs on certain equipment to comply with the Company’s policy to store and maintain key equipment in an efficient manner.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill was $32,150,000 at December 31, 2016 and 2015. Goodwill is reviewed annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, for impairment. In light of the operating losses for the years ended December 31, 2016 and 2015, the Company proceeded to step 1 of the goodwill impairment test at the annual test date in 2016.  The Company estimated the fair value of each of its reporting unit using a discounted cash flow analysis based on management’s short-term and long-term forecast of operating results.  The discounted cash flow analysis for each reporting unit includes assumptions regarding discount rates, revenue growth rates, expected profitability margins, forecasted capital expenditures, the timing of an anticipated market recovery and the timing of expected future cash flows. Based on the analysis, the Company concluded that the fair value of its reporting units exceeded their carrying amount and therefore no impairment of goodwill occurred for the year ended December 31, 2016.  The Company completed on an annual basis a comprehensive qualitative assessment of the various factors that impact goodwill for the years ended December 31, 2015 and 2014, and concluded it is more likely than not that the fair value of its reporting units exceeded their carrying amounts as of the annual test date.  Therefore, the Company did not proceed to Step 1 of the goodwill impairment test in 2015 and 2014. Based on the qualitative assessment in 2015 and 2014, the Company concluded that no impairment of its goodwill occurred for the years ended December 31, 2015 and 2014.

Advertising

Advertising expenses are charged to expense during the period in which they are incurred. Advertising expenses totaled $1,296,000 in 2016, $2,058,000 in 2015, and $3,959,000 in 2014.

Insurance Expenses

RPC self-insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability, and employee health insurance plan costs. The estimated cost of claims under these self-insurance programs is estimated and accrued as the claims are incurred (although actual settlement of the claims may not be made until future periods) and may subsequently be revised based on developments relating to such claims. The portion of these estimated outstanding claims expected to be paid more than one year in the future is classified as long-term accrued insurance expenses.

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

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

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

Share Repurchases

The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value and retained earnings if capital in excess of par value is depleted. The Company tracks capital in excess of par value on a cumulative basis and at each reporting period, discloses the excess over capital in excess of par value as part of stock purchased and retired in the consolidated statements of stockholders’ equity.

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

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

(In thousands except per share data )	2016	2015	2014
Net (loss) income available for stockholders	$(141,246)	$(99,561)	$245,193
Less: Adjustments for losses attributable to participating securities	(147)	(240)	(3,913)
Net loss used in calculating losses per share	$(141,393)	$(99,801)	$241,280

Weighted average shares outstanding (including participating securities)	217,509	213,632	214,840
Adjustment for participating securities	(3,282)	(3,359)	(3,632)
Shares used in calculating basic losses per share	214,227	210,273	211,208
Dilutive effect of stock based awards	—	—	1,049
Shares used in calculating diluted losses per share	214,227	210,273	212,257

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

Recent Accounting Pronouncements

During the year ended December 31, 2016, the Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASUs):

Recently Adopted Accounting Pronouncements:

•	ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments eliminate the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. Adjustments to provisional amounts that are identified during the measurement period are required to be recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date and either disclosed on the face of the income statement or in the notes by each category. The Company adopted these provisions in the first quarter of 2016 and plans to apply the provisions for all future business combinations. The adoption did not have a material impact on the Company’s consolidated financial statements.

•	ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share (or its equivalent) practical expedient. In addition, there is no requirement to make certain disclosures for such investments. The Company adopted these provisions in the first quarter of 2016 applied retrospectively and has excluded the pension assets that are measured using the net asset value per share from the fair value hierarchy disclosure. The adoption did not have a material impact on the Company’s consolidated financial statements.

•	ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Financial statements are generally prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. This ASU provides guidance on management’s responsibility to include footnote disclosures when there is substantial doubt about the organization’s ability to continue as a going concern. The Company adopted these provisions in the first quarter of 2016 and will provide such disclosures as required if there are conditions and events that raise substantial doubt about its ability to continue as a going concern. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

To be adopted in 2017:

•	ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Current requirements are to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximated normal profit margin. These amendments allow inventory to be measured at lower of cost or net realizable value and eliminates the market requirement. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments will be adopted in the first quarter of 2017 and applied prospectively. The Company does not expect the adoption of these provisions to have a material impact on its consolidated financial statements.

•	ASU No. 2016-07, Investments — Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments eliminate the requirement to adjust the investment, results of operations, and retained earnings retroactively when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The cost of acquiring the additional interest in the investee is to be added to the current basis of the investor’s previously held interest and the equity method is to be adopted as of the date the investment qualifies. In addition, an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting is required to recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments will be adopted in the first quarter of 2017 and applied prospectively. The Company does not expect the adoption of these provisions to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

•	ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments simplify several aspects of the accounting for share-based payment award transactions, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The Company will adopt these provisions in the first quarter of 2017 and adoption of these provisions will result in the inclusion of excess tax benefits and deficiencies as a component of income tax expense which may increase volatility of the provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the Company’s stock price as of the date the stock awards vest. Based on the Company’s current stock price and its stock incentive plan awards, this change resulted in a beneficial adjustment of approximately $2.5 million to the provision for income taxes in the first quarter of 2017. The Company will continue to estimate expected forfeitures.

•	ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That are under Common Control. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments will be adopted in the first quarter of 2017 and the Company does not expect the adoption to have a material impact on its consolidated financial statements.

To be adopted in 2018:

REVENUE RECOGNITION:

The Financial Accounting Standards Board and International Accounting Standards Board issued their converged standard on revenue recognition in May 2014. The standard provides a comprehensive, industry-neutral revenue recognition model intended to increase financial statement comparability across companies and industries and significantly reduce the complexity inherent in today’s revenue recognition guidance. The various ASUs related to Revenue from Contracts with Customers (Topic 606) have been listed below:

•	ASU No. 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five step process.
•	ASU No. 2015-14. Deferred the effective date of ASU 2014-09 for all entities by one year to the first quarter of 2018 with early application permitted.
•	ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments provide guidance on whether an entity is a principal or agent when providing services to a customer along with another party.
•	ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments clarify the earlier guidance on identifying performance obligations and licensing implementation.
•	ASU No. 2016-11, Rescission of SEC Guidance Because of ASUs 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds certain SEC guidance related to issues that are currently codified under various topics.
•	ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments provide clarifying guidance on certain aspects of the five step process and practical expedients regarding the effect of modifications and status of completed contracts under legacy GAAP and disclosures related to the application of this guidance using the modified retrospective or retrospective transition method.
•	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 and includes among others, loan guarantees, impairment testing of contract costs, performance obligations disclosures and accrual of advertising costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

Current Status of implementation:

The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company’s services are primarily short-term in nature, and the assessment at this stage is that the Company does not expect the adoption of the new revenue recognition standard to have a material impact on its financial statements. The Company plans to adopt the standard in the first quarter of 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

•	ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments make targeted improvements to existing U.S. GAAP and affects accounting for equity investments and financial instruments and liabilities and related disclosures. The amendments are effective starting in the first quarter of 2018, with early adoption permitted for certain provisions. The Company is currently evaluating the impact of these provisions on its consolidated financial statements.

•	ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property and property, plant, and equipment. The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments are required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2016-18, Statement of Cash Flows (230): Restricted Cash. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

To be adopted in 2019 and later:

•	ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

•	ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments require that credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration should be presented as an allowance rather than a write-down. It also allows recording of credit loss reversals in current period net income. The amendments are effective in the first quarter of 2020 with early application permitted a year earlier. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

Note 2: Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2016	2015
(in thousands)
Trade receivables:
Billed	$122,216	$190,567
Unbilled	39,223	40,731
Other receivables	10,280	11,494
Total	171,719	242,792
Less: allowance for doubtful accounts	(2,553)	(10,605)
Accounts receivable, net	$169,166	$232,187

Trade receivables relate to sale of our services and products, for which credit is extended based on our evaluation of the customer’s credit worthiness. Unbilled receivables represent revenues earned but not billed to the customer until future dates, usually within one month. Other receivables relate primarily to sale of Company property and rebates from suppliers.

Changes in the Company’s allowance for doubtful accounts are as follows:

Years Ended December 31,	2016	2015
(in thousands)
Beginning balance	$10,605	$15,351
Bad debt expense (reduction)	6,021	(2,958)
Accounts written-off	(14,101)	(2,825)
Recoveries	28	1,037
Ending balance	$2,553	$10,605

Note 3: Inventories

Inventories are $108,316,000 at December 31, 2016 and $128,441,000 at December 31, 2015 and consist of raw materials, parts and supplies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

Note 4: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2016	2015
(in thousands)
Land	$19,070	$19,056
Buildings and leasehold improvements	142,741	142,715
Operating equipment	1,432,007	1,440,508
Computer software	22,050	19,650
Furniture and fixtures	8,056	8,043
Vehicles	469,570	480,899
Construction in progress	—	6
Gross property, plant and equipment	2,093,494	2,110,877
Less: accumulated depreciation	(1,595,508)	(1,422,542)
Net property, plant and equipment	$497,986	$688,335

Depreciation expense was $220.6 million in 2016, $274.4 million in 2015, and $233.4 million in 2014, and includes amounts recorded as costs of revenues and inventory. There were no capital leases outstanding as of December 31, 2016 and December 31, 2015. The Company had accounts payable for purchases of property and equipment of $3.4 million as of December 31, 2016, $2.4 million as of December 31, 2015, and $38.5 million as of December 31, 2014.

Effective January 1, 2015, the Company reassessed the useful life of a specific component of its pressure pumping equipment. Prior to January 1, 2015, this component was recorded as property, plant and equipment and depreciated over an expected useful life of 18 months. As a result of this reassessment, the Company concluded that this component is no longer a long-lived asset, but instead a consumable supply inventory item. Accordingly, effective January 1, 2015, the cost of this component was expensed as repairs and maintenance as part of cost of revenues at the time of installation. Management deemed the change preferable because it more closely reflects the pattern of consumption of this component as a result of continual increases in wear and tear resulting from harsher geological environments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

Note 5: Income Taxes

The following table lists the components of the (benefit) provision for income taxes:

Years ended December 31,	2016	2015	2014
(in thousands)
Current (benefit) provision:
Federal	$(43,993)	$(24,727)	$119,074
State	(24,479)	(3,638)	19,858
Foreign	4,567	7,898	2,907
Deferred (benefit) provision:
Federal	(31,505)	(31,178)	11,514
State	(2,704)	(1,835)	840
Total income tax (benefit) provision	$(98,114)	$(53,480)	$154,193

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.3	—	3.3
Tax credits	0.1	0.3	(0.7)
Non-deductible expenses	(0.7)	(1.3)	0.4
Change in contingencies	6.6	—	—
Other	(1.3)	0.9	0.6
Effective tax rate	41.0%	34.9%	38.6%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2016	2015
(in thousands)
Deferred tax assets:
Self-insurance	$5,907	$7,274
Pension	11,995	12,048
State net operating loss carryforwards	1,455	370
Bad debt	991	4,041
Accrued payroll	857	1,330
Stock-based compensation	5,847	5,885
All others	2,483	4,704
Valuation allowance	(356)	(276)
Gross deferred tax assets	29,179	35,376
Deferred tax liabilities:
Depreciation	(95,606)	(137,606)
Goodwill amortization	(9,340)	(8,887)
Basis differences in variable interest entities	(5,281)	(4,876)
Basis differences in joint ventures	(396)	518
All others	(22)	(20)
Gross deferred tax liabilities	(110,645)	(150,871)
Net deferred tax liabilities	$(81,466)	$(115,495)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

As of December 31, 2016, undistributed earnings of the Company’s foreign subsidiaries totaled $10.2 million. Additional U.S. taxes due upon full repatriation would be negligible. However, those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries. The Company’s current intention is to permanently reinvest funds held in our foreign subsidiaries outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective through the utilization of foreign tax credits, or would otherwise create no additional U.S. tax cost.

As of December 31, 2016, the Company has net operating loss carryforwards related to state income taxes of approximately $33.5 million that will expire between 2017 and 2035. As of December 31, 2016, the Company has a valuation allowance of approximately $356 thousand, representing the tax affected amount of loss carryforwards that the Company does not expect to utilize, against the corresponding deferred tax asset.

Total net income tax (refunds) payments were $(42.4) million in 2016, $(7.9) million in 2015, and $152.2 million in 2014.

The Company and its subsidiaries are subject to U.S. federal and state income taxes in multiple jurisdictions. In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. The Company’s 2013 through 2016 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

The Company’s subsidiaries are also subject to foreign income taxes in certain jurisdictions. In November 2016, the Canadian Revenue Agency (CRA) initiated an examination of the Company’s Canadian subsidiary for the periods 2013 – 2015. As of December 31, 2016, the CRA has not proposed any adjustments in connection with this examination.

During 2016, the Company recognized a decrease in its liability for unrecognized tax benefits in the current year related primarily due to settlements with state tax authorities. The remaining liability, if recognized, would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
Balance at January 1	$26,152,000	$23,267,000
Additions based on tax positions related to the current year	0	2,171,000
Additions for tax positions of prior years	0	714,000
Reductions for tax positions of prior years	(23,937,000)	0
Balance at December 31	$2,215,000	$26,152,000

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties as of December 31, 2016 and 2015 were approximately $76 thousand and $411 thousand, respectively.

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our unrecognized tax positions will significantly decrease in the next 12 months. These changes may result from, among other things, state tax settlements under or conclusions of ongoing examinations or reviews, however, quantification of an estimated range cannot be made at this time.

Note 6: Long-Term Debt

The Company has a revolving credit facility with Banc of America Securities, LLC, SunTrust Robinson Humphrey, Inc., and Regions Capital Markets as Joint Lead Arrangers and Joint Book Managers, and a syndicate of four other lenders. The facility has a general term of five years ending January 17, 2019 and provides for a line of credit of up to $125 million, including a $50 million letter of credit subfacility, and a $35 million swingline subfacility. The revolving credit facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company’s 100 percent owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

On June 30, 2016, the Company amended the revolving credit facility to (1) establish a borrowing base to be the lesser of (a) $125 million or (b) the difference between (i) a specified percentage (ranging from 70% to 80%) of eligible accounts receivable less (ii) the amount of any outstanding letters of credit, (2) secure payment obligations under the credit facility with a security interest in the consolidated accounts receivable, and (3) replace the financial covenants related to minimum leverage and debt service coverage ratios with a covenant to maintain a minimum tangible net worth of not less than $700 million. As of December 31, 2016, the Company was in compliance with this covenant.

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

The Company has incurred loan origination fees and other debt related costs associated with the revolving credit facility in the aggregate of approximately $3.0 million. These costs, net of amounts written off as a result of a reduction in the size of the revolving credit facility in 2015, are being amortized to interest expense over the remaining term of the five-year loan, and the remaining net balance of $0.2 million at December 31, 2016 is classified as part of non-current other assets.

On January 4, 2016, the Company entered into a separate one year $35 million uncommitted letter of credit facility with Bank of America, N.A. Under the terms of the letter of credit facility, the Company paid 0.75% per annum on outstanding letters of credit. This letter of credit facility expired on January 3, 2017. All letters of credit are currently issued under RPC’s $125 million credit facility. Letters of credit outstanding totaled $19.1 million as of December 31, 2016 and $29.3 million as of December 31, 2015.

As of December 31, 2016, RPC had no outstanding borrowings under the revolving credit facility. Interest incurred and paid on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

Years Ended December 31,	2016	2015	2014
(in thousands except interest rate data)
Interest incurred	$449	$1,913	$2,295
Capitalized interest	$—	$534	$563
Interest paid (net of capitalized interest)	$284	$1,169	$1,314
Weighted average interest rate	—%	2.2%	2.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

Note 7: Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2014	$(16,246)	$(98)	$(1,489)	$(17,833)
Change during 2015:
Before-tax amount	1,621	(16)	(1,801)	(196)
Tax (expense) benefit	(592)	6	—	(586)
Reclassification adjustment, net of taxes:
Realized loss on securities	—	144	—	144
Amortization of net loss (1)	502	—	—	502
Total activity in 2015	1,531	134	(1,801)	(136)
Balance at December 31, 2015	(14,715)	36	(3,290)	(17,969)
Change during 2016:
Before-tax amount	(2,039)	5	652	(1,382)
Tax (expense) benefit	744	(2)	—	742
Reclassification adjustment, net of taxes:
Realized loss on securities	—	—	—	—
Amortization of net loss (1)	507	—	—	507
Total activity in 2016	(788)	3	652	(133)
Balance at December 31, 2016	$(15,503)	$39	$(2,638)	$(18,102)

(1)	Reported as part of selling, general and administrative expenses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2016 and 2015:

		Fair Value Measurements at December 31, 2016 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities – equity securities	$264	$264	$—	$—
Investments measured at net asset value - trading securities	$18,367

		Fair Value Measurements at December 31, 2015 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities – equity securities	$259	$259	$—	$—
Investments measured at net asset value - trading securities	$16,081

The Company determines the fair value of marketable securities classified as available-for-sale through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities classified as trading are comprised of the SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2016 there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at December 31, 2016 and 2015. Outstanding balances based on the quote from the lender (level 2 inputs) is similar to the fair value at the same date. The borrowings under our revolving credit facility bear variable interest rates as described in Note 6. The Company is subject to interest rate risk on the variable component of the interest rate.

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

Note 9: Commitments and Contingencies

Lease Commitments - Minimum annual rentals, principally for noncancelable real estate and equipment leases with terms in excess of one year, in effect at December 31, 2016, are summarized in the following table:

(in thousands)
2017	$10,267
2018	10,280
2019	7,797
2020	4,786
2021	3,288
Thereafter	4,195
Total rental commitments	$40,613

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

Total rental expense, including short-term rentals, charged to operations was $15,723,000 in 2016, $20,658,000 in 2015, and $22,968,000 in 2014.

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

The Company’s projected benefit obligation exceeds the fair value of the plan assets under its pension plan by $9.6 million and thus the plan was under-funded as of December 31, 2016. The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2016	2015
(in thousands)
Accumulated benefit obligation at end of year	$44,315	$42,894

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$42,894	$47,410
Service cost	—	—
Interest cost	2,006	1,898
Amendments	—	—
Actuarial loss (gain)	1,371	(4,593)
Benefits paid	(1,956)	(1,821)
Projected benefit obligation at end of year	$44,315	$42,894
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$30,937	$32,622
Actual return on plan assets	1,464	(714)
Employer contribution	4,300	850
Benefits paid	(1,956)	(1,821)
Fair value of plan assets at end of year	$34,745	$30,937

Funded status at end of year	$(9,570)	$(11,957)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

December 31,	2016	2015
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss (gain)	$24,412	$23,172
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$24,412	$23,172

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2016 and 2015 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

Amounts recognized in the consolidated balance sheets consist of:

December 31,	2016	2015
(in thousands)
Funded status of the Retirement Income Plan	$(9,570)	$(11,957)
SERP liability	(23,294)	(21,052)
Long-term pension liabilities	$(32,864)	$(33,009)

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. Amounts contributed to the plan totaled $4,300,000 in 2016 and $850,000 in 2015.

The components of net periodic benefit cost of the Retirement Income Plan are summarized as follows:

Years ended December 31,	2016	2015	2014
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	2,006	1,898	1,946
Expected return on plan assets	(2,131)	(2,259)	(2,240)
Amortization of net loss	799	790	531
Net periodic benefit plan cost	$674	$429	$237

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

The Company recognized pre-tax (increases) decreases to the funded status in accumulated other comprehensive loss of $1,240,000 in 2016, $(2,411,000) in 2015, and $10,214,000 in 2014. There were no previously unrecognized prior service costs as of December 31, 2016, 2015 and 2014. The pre-tax amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

(in thousands)	2016	2015	2014
Net loss (gain)	$2,039	$(1,621)	$10,745
Amortization of net loss	(799)	(790)	(531)
Net transition obligation (asset)	—	—	—
Amount recognized in accumulated other comprehensive loss	$1,240	$(2,411)	$10,214

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2017 are as follows:

(in thousands)	2017
Amortization of net loss	$825
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic benefit plan cost	$825

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2016	2015	2014
Projected Benefit Obligation:
Discount rate	4.45%	4.70%	4.15%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	4.70%	4.15%	5.20%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

The plan’s weighted average asset allocation at December 31, 2016 and 2015 by asset category along with the target allocation for 2017 are as follows:

Asset Category	Target Allocation for 2017	Percentage of Plan Assets as of December 31, 2016	Percentage of Plan Assets as of December 31, 2015
Cash and cash equivalents	0% - 5%	3.3%	0.7%
Fixed income securities	15% - 50%	25.3%	25.8%
Domestic equity securities	0% - 40%	25.5%	27.6%
International equity securities	0% - 40%	20.8%	19.1%
Investments measured at net asset value	0% - 20%	25.1%	26.8%
Total		100.0%	100.0%

The Company’s overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers.  Equity securities primarily include investments in large-cap and small-cap companies domiciled domestically and internationally. Fixed-income securities include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries.  Other types of investments include real estate funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required.  The plan utilizes a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation.  Company management does not expect to make any contribution to the pension plan during fiscal year 2017.

Some of our assets, primarily our private equity and real estate funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For plan asset reporting as of December 31, 2016, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events. Additionally, these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested and the valuation is based on significant non-observable inputs which do not have a readily determinable fair value. These assets have been excluded from the fair value hierarchy applied retrospectively based on the accounting guidance recently adopted. The valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

The following tables present our plan assets using the fair value hierarchy as of December 31, 2016 and 2015. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 8 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2016:
Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$1,154	$1,154	$—
Fixed Income Securities	(2)	8,804	—	8,804
Domestic Equity Securities	(3)	8,865	4,469	4,396
International Equity Securities	(4)	7,215	—	7,215
Total Assets in the Fair Value Hierarchy		$26,038	$5,623	$20,415
Investments measured at Net Asset Value		8,707
Investments at Fair Value		$34,745

Fair Value Hierarchy as of December 31, 2015:
Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$210	$210	$—
Fixed Income Securities	(2)	7,987	—	7,987
Domestic Equity Securities	(3)	8,527	4,285	4,242
International Equity Securities	(4)	5,911	—	5,911
Total Assets in the Fair Value Hierarchy		$22,635	$4,495	$18,140
Investments measured at Net Asset Value		8,302
Investments at Fair Value		$30,937

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Domestic equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(4)	International equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2017	$2,432
2018	2,530
2019	2,589
2020	2,626
2021	2,710
2022-2026	14,194

Supplemental Executive Retirement Plan (SERP)

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligations of the SERP. The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time. Investments in COLI policies consisted of $47.7 million in variable life insurance policies as of December 31, 2016 and $46.8 million as of December 31, 2015. In the COLI policies, the Company is able to allocate investment of the assets across a set of choices provided by the insurance company, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1. The fair value of these assets totaled $18,367,000 as of December 31, 2016 and $16,081,000 as of December 31, 2015. The SERP assets are reported in other assets on the balance sheet. The changes in the fair value of these assets, and normal insurance expenses are recorded in the consolidated statement of operations as compensation cost within selling, general and administrative expenses. Trading (losses) gains related to the SERP assets totaled $966,000 in 2016, $(519,000) in 2015, and $959,000 in 2014. The SERP liability is recorded on the balance sheet in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

401(k) Plan

RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than three months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. RPC matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the plan. Employees vest in the RPC contributions after three years of service. The charges to expense for the Company’s contributions to the 401(k) plan were $3,250,000 in 2016, $4,796,000 in 2015, and $6,970,000 in 2014.

Stock Incentive Plans

The Company has issued stock options and restricted stock to employees under three 10-year stock incentive plans that were approved by stockholders in 1994, 2004 and 2014. The 1994 plan expired in 2004 and the 2004 Plan expired in 2014. In April 2015, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of December 31, 2016, 6,250,634 shares were available for grant.

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

Pre-tax stock-based employee compensation expense was $10,218,000 in 2016 ($6,488,000 after tax), $9,960,000 in 2015 ($6,325,000 after tax), and $9,074,000 in 2014 ($5,762,000 after tax).

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

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2003 and there are none outstanding. There were no stock options exercised during 2016, 2015 or 2014 and there are no stock options outstanding as of December 31, 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2016:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested shares at January 1, 2016	3,312,175	$13.17
Granted	920,100	10.77
Vested	(891,245)	11.58
Forfeited	(123,955)	13.41
Non-vested shares at December 31, 2016	3,217,075	$12.91

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2015:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested shares at January 1, 2015	3,575,150	$12.04
Granted	895,725	12.30
Vested	(1,054,625)	8.66
Forfeited	(104,075)	12.78
Non-vested shares at December 31, 2015	3,312,175	$13.17

The fair value of restricted share awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. The weighted average grant date fair value per share of these restricted stock awards was $10.77 for 2016, $12.30 for 2015 and $18.84 for 2014. The total fair value of shares vested was $9,751,000 during 2016, $12,727,000 during 2015 and $20,664,000 during 2014. The tax benefit for compensation tax deductions in excess of compensation expense was credited to capital in excess of par value aggregating $427,000 for 2016, $1,410,000 for 2015 and $4,336,000 for 2014. The excess tax deductions are classified as a financing activity in the accompanying consolidated statements of cash flows.

Other Information

As of December 31, 2016, total unrecognized compensation cost related to non-vested restricted shares was $38,673,000 which is expected to be recognized over a weighted-average period of 3.4 years.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $739,000 in 2016, $753,000 in 2015, and $663,000 in 2014. The Company’s receivable (payable) due to (from) Marine Products for these services was $60,000 as of December 31, 2016 and $(11,000) as of December 31, 2015. The Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $890,000 in 2016, $1,127,000 in 2015 and $1,092,000 in 2014.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $111,000 in 2016, $100,000 in 2015 and $84,000 in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft.  The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC.  Each of RPC and Marine Products is a party to an operating lease agreement with 255 RC, LLC for a period of five years. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of approximately $197,000 in 2016 and $186,000 in 2015 for the corporate aircraft. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2016, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

Note 12: Business Segment Information

RPC’s reportable segments are the same as its operating segments. RPC manages its business as either services offered on the well site with equipment and personnel (Technical Services) or services and equipment offered off the well site (Support Services). The businesses under Technical Services generate revenue based on equipment, personnel operating the equipment and the materials utilized to provide the service. They are all managed, analyzed and reported based on the similarities of the operational characteristics and costs associated with providing the service. The businesses under Support Services are primarily able to generate revenue through one source, which is either a hard asset or a personnel resource. Selected overhead including centralized support services and regulatory compliance are classified under Corporate.

Technical Services include RPC’s oil and gas services that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or to address well control issues. This operating segment consists primarily of pressure pumping, downhole tools, coiled tubing, snubbing, nitrogen, well control, wireline and fishing. The services offered under Technical Services are high capital and personnel intensive businesses. The common drivers of operational and financial success of these service lines include diligent equipment maintenance, strong logistical processes, and appropriately trained personnel who function well in a team environment. The Company considers all of these service to be closely integrated oil and gas well servicing businesses, and makes resource allocation and performance assessment decisions based on this operating segment as a whole across these various services. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest, Rocky Mountain and Appalachian regions, and international locations including primarily Argentina, Canada, Gabon, Bolivia, China, Mexico and the Middle East. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

Support Services include all of the services that provide (i) equipment for customers’ use on the well site without RPC personnel and (ii) services that are provided in support of customer operations off the well site such as class room and computer training, and other consulting services. The primary drivers of operational success for equipment provided for customers’ use on the well site without RPC personnel are offering safe, high quality and in-demand equipment appropriate for the well design characteristics. The drivers of operational success for the other Support Services relate to meeting customer needs off the well site and competitive marketing of such services. The equipment and services offered include drill pipe and related tools, pipe handling, pipe inspection and storage services, and oilfield training and consulting services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The equipment and services offered include drill pipe and related tools, pipe handling, inspection and storage services, and oilfield training services. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent and Appalachian regions, and selected international locations. Customers include domestic operations of major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31 2016, 2015 and 2014

The Company’s Chief Operating Decision Maker (“CODM”) assesses performance and makes resource allocation decisions regarding, among others, staffing, growth and maintenance capital expenditures and key initiatives based on operating segments outlined above.

The accounting policies of the reportable segments are the same as those described in Note 1 to these consolidated financial statements. RPC evaluates the performance of its segments based on revenues, operating profits and return on invested capital. Gains or losses on disposition of assets are reviewed by the CODM on a consolidated basis, and accordingly the Company does not report gains or losses at the segment level. Inter-segment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results.

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2016, 2015 and 2014 are shown in the following table:

(in thousands)	Technical Services	Support Services	Corporate	Loss on disposition of assets, net	Total
2016
Revenues	$679,654	$49,320	$—	$—	$728,974
Operating (loss)	(203,804)	(26,021)	(17,037)	7,920	(238,942)
Capital expenditures	28,380	2,928	2,630	—	33,938
Depreciation and amortization	191,181	25,606	471	—	217,258
Identifiable assets	733,008	76,876	225,568	—	1,035,452
2015
Revenues	$1,175,293	$88,547	$—	$—	$1,263,840
Operating (loss)	(132,982)	(2,363)	(14,515)	(6,417)	(156,277)
Capital expenditures	155,361	11,055	1,010	—	167,426
Depreciation and amortization	237,778	32,697	502	—	270,977
Identifiable assets	976,761	108,262	152,071	—	1,237,094
2014
Revenues	$2,180,457	$156,956	$—	$—	$2,337,413
Operating profit (loss)	390,004	42,510	(16,113)	(15,472)	400,929
Capital expenditures	342,932	27,148	1,422	—	371,502
Depreciation and amortization	198, 636	31,578	599	—	230,813
Identifiable assets	1,514,084	157,688	87,586	—	1,759,358

The following summarizes selected information between the United States and all international locations combined for the years ended December 31, 2016, 2015 and 2014. The revenues are presented based on the location of the use of the product or service. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

Years ended December 31,	2016	2015	2014
(in thousands)
United States Revenues	$677,755	$1,191,704	$2,249,260
International Revenues	51,219	72,136	88,153
	$728,974	$1,263,840	$2,337,413

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

As of the end of the period covered by this report, December 31, 2016 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 33 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2016 and issued a report thereon which is included on page 34 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the RPC Proxy Statement for its 2017 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on Page 14 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2017 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2017 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the RPC Proxy Statement for its 2017 Annual Meeting of Stockholders, in the sections “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2016.

Plan Category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	—	$—	6,250,634	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	$—	6,250,634

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 10 to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2017 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the RPC Proxy Statement for its 2017 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled “Independent Registered Public Accounting Firm” in the RPC Proxy Statement for its 2017 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

10.6	Form of Time Lapse Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).

10.7	Form of Performance Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).

10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.9	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).

10.14	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).

10.15	Summary of Compensation Arrangements with Non-Employee Directors (incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed on February 27, 2015).

10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).

10.20	Form of award agreement under Performance-Based Incentive Cash Compensation Plan.

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).
3.1C	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q filed August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on November 3, 2014).
4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).
10.2	Agreement Regarding Distribution and Plan of Reorganization, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.2 to the Form 10-K filed on February 13, 2001).
10.3	Employee Benefits Agreement dated February 12, 2001, by and between RPC, Inc., Chaparral Boats, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.3 to the Form 10-K filed on February 13, 2001).
10.4	Transition Support Services Agreement dated February 12, 2001 by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.4 to the Form 10-K filed on February 13, 2001).
10.5	Tax Sharing Agreement dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Form 10-K filed on February 13, 2001).
10.6	Form of Time Lapse Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 2, 2004).
10.7	Form of Performance Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 2, 2004).
10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).
10.9	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).
10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).
10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).
10.12	Credit Agreement dated August 31, 2010 between the Company, Banc of America, N.A., SunTrust Bank, Regions Bank and certain other lenders party thereto (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed on September 7, 2010).
10.13	Amendment No. 1 to Credit Agreement dated as of June 16, 2011 between the Company, the Subsidiary Loan Parties party thereto, Bank of America, N.A. and certain other lenders party thereto (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on February 29, 2012).
10.14	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.15	Summary of Compensation Arrangements with Non-Employee Directors (incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed on February 27, 2015).
10.16	Amendment No. 2 to Credit Agreement and Amendment No. 1 to Subsidiary Guaranty Agreement dated as of January 17, 2014 between RPC, Bank of America, N.A., certain other Lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated January 17, 2014).
10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
10.18	Reduction of Commitment Notice, dated November 3, 2015 (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed on November 6, 2015).
10.19	Amendment No. 3 to Credit Agreement dated as of June 30, 2016 among RPC, Bank of America, N.A., certain other lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated June 30, 2016).
10.20	Form of award agreement under Performance-Based Incentive Cash Compensation Plan.
21	Subsidiaries of RPC
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer
95.1	Mine Safety Disclosure

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, Inc.

/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2017

/s/ Ben M. Palmer
Ben M. Palmer	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2017

The Directors of RPC (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	Amy Rollins Kreisler, Director
Gary W. Rollins, Director	Linda H. Graham, Director
Henry B. Tippie, Director	Bill J. Dismuke, Director
James B. Williams, Director	Larry L. Prince, Director

/s/ Richard A. Hubbell
Richard A. Hubbell
Director and as Attorney-in-fact
February 28, 2017

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE

Schedule II — Valuation and Qualifying Accounts	70

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended December 31, 2016, 2015 and 2014
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries		Balance at End of Period
Year ended December 31, 2016
Allowance for doubtful accounts	$10,605	$6,021	$(14,073	)(1)	$2,553
Deferred tax asset valuation allowance	$276	$80	$—	(2)	$356
Year ended December 31, 2015
Allowance for doubtful accounts	$15,351	$(2,958)	$(1,788	)(1)	$10,605
Deferred tax asset valuation allowance	$2	$274	$—	(2)	$276
Year ended December 31, 2014
Allowance for doubtful accounts	$13,497	$2,280	$(426	)(1)	$15,351
Deferred tax asset valuation allowance	$83	$—	$(81	)(2)	$2

(1)	Net (deductions) recoveries in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	The valuation allowance for deferred tax assets is increased or decreased each year to reflect the state net operating losses that management believes will not be utilized before they expire.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters ended	March 31	June 30	September 30	December 31
(in thousands except per share data)
2016
Revenues	$189,095	$142,998	$175,884	$220,997
Operating loss	$(75,087)	$(75,222)	$(56,417)	$(32,216)
Net loss	$(32,511)	$(48,686)	$(38,942)	$(21,107)
Net loss per share — basic (a)	$(0.15)	$(0.23)	$(0.18)	$(0.10)
Net loss per share — diluted (a)	$(0.15)	$(0.23)	$(0.18)	$(0.10)
2015
Revenues	$406,270	$297,560	$291,924	$268,086
Operating profit (loss)	$6,374	$(52,347)	$(52,899)	$(57,405)
Net income (loss)	$7,548	$(34,055)	$(35,173)	$(37,881)
Net income (loss) per share — basic (a)	$0.04	$(0.16)	$(0.16)	$(0.18)
Net income (loss) per share — diluted (a)	$0.04	$(0.16)	$(0.16)	$(0.18)
(a)	The sum of the (loss) income per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.

