Form 10-Q
period 2017-03-31
RPC INC
filed 2017-04-28
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 21, 2017, RPC, Inc. had 217,779,939 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(In thousands)

(Unaudited)

	March 31,	December 31,
	2017	2016
		(Note 1)
ASSETS

Cash and cash equivalents	$104,498	$131,835
Accounts receivable, net of allowance for doubtful accounts of $2,956 in 2017 and $2,553 in 2016	246,583	169,166
Inventories	111,945	108,316
Income taxes receivable	48,461	57,174
Prepaid expenses	6,897	6,718
Other current assets	6,269	5,848
Total current assets	524,653	479,057
Property, plant and equipment, less accumulated depreciation of $1,631,602 in 2017 and $1,595,508 in 2016	465,249	497,986
Goodwill	32,150	32,150
Other assets	27,002	26,259
Total assets	$1,049,054	$1,035,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$92,270	$70,536
Accrued payroll and related expenses	17,528	12,130
Accrued insurance expenses	4,681	4,099
Accrued state, local and other taxes	4,746	3,094
Income taxes payable	3,805	4,929
Other accrued expenses	1,740	6,680
Total current liabilities	124,770	101,468
Long-term accrued insurance expenses	9,882	9,537
Long-term pension liabilities	33,637	32,864
Deferred income taxes	69,869	81,466
Other long-term liabilities	3,288	3,318
Total liabilities	241,446	228,653
Common stock	21,778	21,749
Capital in excess of par value	—	—
Retained earnings	803,770	803,152
Accumulated other comprehensive loss	(17,940)	(18,102)
Total stockholders’ equity	807,608	806,799
Total liabilities and stockholders’ equity	$1,049,054	$1,035,452

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(In thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2017	2016
Revenues	$298,119	$189,095
Cost of revenues (exclusive of items shown below)	216,242	161,256
Selling, general and administrative expenses	37,157	43,546
Depreciation and amortization	44,663	60,636
Gain on disposition of assets, net	(1,517)	(1,256)
Operating income (loss)	1,574	(75,087)
Interest expense	(103)	(325)
Interest income	129	23
Other income, net	212	342
Income (loss) before income taxes	1,812	(75,047)
Income tax benefit	(1,822)	(42,536)
Net income (loss)	$3,634	$(32,511)

Earnings (loss) per share
Basic	$0.02	$(0.15)
Diluted	$0.02	$(0.15)

Dividends per share	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2017	2016

Net income (loss)	$3,634	$(32,511)

Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	135	127
Foreign currency translation	42	692
Unrealized loss on securities, net of taxes	(15)	(9)
Comprehensive income (loss)	$3,796	$(31,701)

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(In thousands)

(Unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2016	217,489	$21,749	$—	$803,152	$(18,102)	$806,799
Stock issued for stock incentive plans, net	550	55	2,632	—	—	2,687
Stock purchased and retired	(259)	(26)	(2,632)	(3,016)	—	(5,674)
Net income	—	—	—	3,634	—	3,634
Pension adjustment, net of taxes	—	—	—	—	135	135
Foreign currency translation	—	—	—	—	42	42
Unrealized loss on securities, net of taxes	—	—	—	—	(15)	(15)
Balance, March 31, 2017	217,780	$21,778	$—	$803,770	$(17,940)	$807,608

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(In thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$3,634	$(32,511)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation, amortization and other non-cash charges	45,412	61,418
Stock-based compensation expense	2,687	2,660
Gain on disposition of assets, net	(1,517)	(1,256)
Deferred income tax benefit	(11,667)	(8,423)
Excess tax benefits for share-based payments	—	(403)
(Increase) decrease in assets:
Accounts receivable	(77,406)	56,887
Income taxes receivable	8,713	10,501
Inventories	(3,595)	3,674
Prepaid expenses	(179)	1,581
Other current assets	(429)	241
Other non-current assets	(749)	117
Increase (decrease) in liabilities:
Accounts payable	19,775	(29,410)
Income taxes payable	(1,124)	1,065
Accrued payroll and related expenses	5,399	(595)
Accrued insurance expenses	582	668
Accrued state, local and other taxes	1,652	1,140
Other accrued expenses	(4,938)	2,069
Pension liabilities	986	(732)
Long-term accrued insurance expenses	345	(1,099)
Other long-term liabilities	(30)	(14,120)
Net cash (used for) provided by operating activities	(12,449)	53,472

INVESTING ACTIVITIES
Capital expenditures	(11,707)	(9,581)
Proceeds from sale of assets	2,493	2,010
Net cash used for investing activities	(9,214)	(7,571)

FINANCING ACTIVITIES
Excess tax benefits for share-based payments	—	403
Cash paid for common stock purchased and retired	(5,674)	(3,191)
Net cash used for financing activities	(5,674)	(2,788)

Net (decrease) increase in cash and cash equivalents	(27,337)	43,113
Cash and cash equivalents at beginning of period	131,835	65,196
Cash and cash equivalents at end of period	$104,498	$108,309

Supplemental cash flows disclosure:
Interest paid, net of amounts capitalized	$—	$282
Income taxes paid (received), net	$2,199	$(32,487)

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$5,322	$1,862

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

The Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Pronouncements:

Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Current requirements are to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximated normal profit margin. These amendments allow inventory to be measured at lower of cost or net realizable value and eliminates the market requirement. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted these provisions in the first quarter of 2017 on a prospective basis. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2016-07, Investments — Equity Method and Joint Ventures (Topic 323) Simplifying the Transition to the Equity Method of Accounting. The amendments eliminate the requirement to adjust the investment, results of operations, and retained earnings retroactively when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The cost of acquiring the additional interest in the investee is to be added to the current basis of the investor’s previously held interest and the equity method is to be adopted as of the date the investment qualifies. In addition, an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting is required to recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The Company adopted these provisions in the first quarter of 2017 on a prospective basis. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments simplify several aspects of the accounting for share-based payment award transactions, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election either to estimate expected forfeitures or to account for them as they occur. The Company will continue to estimate expected forfeitures. The Company adopted these provisions in the first quarter of 2017 on a prospective basis. See Notes 5 and 10 on Stock Based Compensation and Income Taxes, respectively, for the effect of adoption on the financial statements.

ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That are under Common Control. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The Company adopted these provisions in the first quarter of 2017 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

To be adopted in 2018:

REVENUE RECOGNITION:

The Financial Accounting Standards Board and International Accounting Standards Board issued their converged standard on revenue recognition in May 2014. The standard provides a comprehensive, industry-neutral revenue recognition model intended to increase financial statement comparability across companies and industries and significantly reduce the complexity inherent in today’s revenue recognition guidance. The various ASUs related to Revenue from Contracts with Customers (Topic 606) have been listed below:

●	ASU No. 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five step process.

●	ASU No. 2015-14 deferred the effective date of ASU 2014-09 for all entities by one year to the first quarter of 2018 with early application permitted.

●	ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments provide guidance on whether an entity is a principal or agent when providing services to a customer along with another party.

●	ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments clarify the earlier guidance on identifying performance obligations and licensing implementation.

●	ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds certain SEC guidance related to issues that are currently codified under various topics.

●	ASU No. 2016-12, Narrow - Scope Improvements and Practical Expedients. The amendments provide clarifying guidance on certain aspects of the five step process and practical expedients regarding the effect of modifications and status of completed contracts under legacy GAAP and disclosures related to the application of this guidance using the modified retrospective or retrospective transition method.

●	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 and includes among others, loan guarantees, impairment testing of contract costs, performance obligations disclosures and accrual of advertising costs.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business: The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. They also provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments are effective beginning in the first quarter of 2018 with early application permitted under certain circumstances. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments are effective for annual or any interim goodwill impairment tests beginning in 2020 applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments require the credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration should presented as an allowance rather than a write-down. It also allows recording of credit loss reversals in current period net income. The amendments are effective starting in the first quarter of 2020 with early application permitted a year earlier. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

	Three months ended March 31,
(In thousands)	2017	2016
Net income (loss) available for stockholders:	$3,634	$(32,511)
Less: Adjustments for earnings attributable to participating securities	(51)	-
Net income (loss) used in calculating losses per share	$3,583	$(32,511)

Weighted average shares outstanding (including participating securities)	217,713	217,433
Adjustment for participating securities	(3,042)	(3,322)
Shares used in calculating basic and diluted earnings (loss) per share	214,671	214,111

5.	STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of March 31, 2017, there were 5,696,000 shares available for grant.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2017	2016
Pre-tax expense	$2,687	$2,660
After tax expense	$1,706	$1,689

 Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2017:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2016	3,217,075	$12.91
Granted	563,065	21.66
Vested	(800,225)	13.22
Forfeited	(13,500)	13.50
Non-vested shares at March 31, 2017	2,966,415	$14.49

The total fair value of shares vested was approximately $17,527,000 during the three months ended March 31, 2017 and $9,527,000 during the three months ended March 31, 2016. Excess tax benefits realized from tax compensation deductions in excess of compensation expense have been reflected as follows:

●	$2,536,000 for the three months ended March 31, 2017 has been recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows; and

●	$403,000 for the three months ended March 31, 2016 were credited to capital in excess of par value and classified within financing activities as an inflow in addition to being disclosed as an outflow within operating activities in the consolidated statements of cash flows.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in classification for the first quarter of 2017 was in accordance with the amendments of ASU 2016-09.

As of March 31, 2017, total unrecognized compensation cost related to non-vested restricted shares was $48,182,000, which is expected to be recognized over a weighted-average period of 4.0 years.

6.	BUSINESS SEGMENT INFORMATION

RPC’s reportable segments are the same as its operating segments. RPC manages its business as either services offered on the well site with equipment and personnel (Technical Services) or services and equipment offered off the well site (Support Services). The businesses under Technical Services generate revenue based on equipment, personnel operating the equipment and the materials utilized to provide the service. They are all managed, analyzed and reported based on the similarities of the operational characteristics and costs associated with providing the service. The businesses under Support Services are primarily able to generate revenue through one source, which is either a hard asset or a personnel resource. Selected overhead including certain centralized support services and regulatory compliance are classified under Corporate.

Technical Services include RPC’s oil and gas services that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or to address well control issues. This operating segment consists primarily of pressure pumping, downhole tools, coiled tubing, snubbing, nitrogen, well control, wireline and fishing. The services offered under Technical Services are high capital and personnel intensive businesses. The common drivers of operational and financial success of these services include diligent equipment maintenance, strong logistical processes, and appropriately trained personnel who function well in a team environment. The Company considers all of these service to be closely integrated oil and gas well servicing businesses, and makes resource allocation and performance assessment decisions based on this operating segment as a whole across these various services. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest, Rocky Mountain and Appalachian regions, and international locations including primarily Argentina, Canada, Gabon, China, Colombia and the Middle East. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information with respect RPC’s reportable segments for the three months ended March 31, 2017 and 2016 are shown in the following table:

	Three months ended March 31,
(in thousands)	2017	2016
Revenues:
Technical Services	$286,198	$175,472
Support Services	11,921	13,623
Total revenues	$298,119	$189,095
Operating income (loss):
Technical Services	$9,205	$(63,264)
Support Services	(5,221)	(6,636)
Corporate	(3,927)	(6,443)
Gain on disposition of assets, net	1,517	1,256
Total operating income (loss)	$1,574	$(75,087)
Interest expense	(103)	(325)
Interest income	129	23
Other income, net	212	342
Income (loss) before income taxes	$1,812	$(75,047)

As of and for the three months ended March 31, 2017	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$39,494	$5,052	$117	$44,663
Capital expenditures	9,766	1,909	32	11,707
Identifiable assets	$782,778	$74,631	$191,645	$1,049,054

As of and three months ended March 31, 2016	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$53,618	$6,899	$119	$60,636
Capital expenditures	8,032	858	691	9,581
Identifiable assets	$875,622	$94,667	$184,907	$1,155,196

7.	INVENTORIES

Inventories of $111,945,000 at March 31, 2017 and $108,316,000 at December 31, 2016 consist of raw materials, parts and supplies.

RPC, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended March 31
(in thousands)	2017	2016
Interest cost	$483	$502
Expected return on plan assets	(589)	(534)
Amortization of net losses	213	200
Net periodic benefit cost	$107	$168

The Company did not contribute to this plan during the three months ended March 31, 2017 and contributed $900,000 during the three months ended March 31, 2016.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $19,313,000 as of March 31, 2017 and $18,367,000 as of December 31, 2016. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses. Trading gains (losses) related to the SERP assets were approximately as follows:

	Three months ended March 31
(in thousands)	2017	2016
Trading gains (losses), net	$616	$(327)

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

On June 30, 2016, the Company amended the revolving credit facility to (1) establish a borrowing base to be the lesser of (a) $125 million or (b) the difference between (i) a specified percentage (ranging from 70% to 80%) of eligible accounts receivable less (ii) the amount of any outstanding letters of credit, (2) secure payment obligations under the credit facility with a security interest in the consolidated accounts receivable, and (3) replace the financial covenants related to minimum leverage and debt service coverage ratios with a covenant to maintain a minimum tangible net worth of not less than $700 million. As of March 31, 2017, the Company was in compliance with this covenant.

Revolving loans under the amended revolving credit facility bear interest at one of the following two rates at the Company’s election:

●	the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s publicly announced “prime rate,” and (c) the Eurodollar Rate plus 1.00%; in each case plus a margin that ranges from 0.125% to 1.125% based on a quarterly consolidated leverage ratio calculation; or

RPC, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	the Eurodollar Rate, which is the rate per annum equal to the London Interbank Offering Rate (“LIBOR”); plus, a margin ranging from 1.125% to 2.125%, based upon a quarterly debt covenant calculation.

In addition, the Company pays an annual fee ranging from 0.225% to 0.325%, based on a quarterly consolidated leverage ratio calculation, on the unused portion of the credit facility.

The Company has incurred loan origination fees and other debt related costs associated with the revolving credit facility in the aggregate of approximately $3.0 million. These costs, net of amounts written off as a result of a reduction in the size of the revolving credit facility in 2015, are being amortized to interest expense over the remaining term of the five-year loan, and the remaining net balance of $0.2 million at March 31, 2017 is classified as part of non-current other assets.

On January 4, 2016, the Company entered into a separate one year $35 million uncommitted letter of credit facility with Bank of America, N.A. Under the terms of the letter of credit facility, the Company paid 0.75% per annum on outstanding letters of credit. This letter of credit facility expired on January 3, 2017. All letters of credit are currently issued under RPC’s $125 million credit facility. Letters of credit outstanding totaled $19.1 million as of December 31, 2017 and 2016.

As of March 31, 2017, RPC had no outstanding borrowings under the revolving credit facility. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, was as follows:

	Three months ended March 31
	2017	2016
(in thousands)
Interest incurred	$103	$109

10.	INCOME TAXES

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the three months ended March 31, 2017, the effective rate reflects an income tax benefit of 100.6 percent compared to an income tax benefit of 56.7 percent for the comparable period in the prior year. The Company adopted the provisions of ASU 2016-09 in the first quarter of 2017 that requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than stockholders’ equity. This resulted in a beneficial discrete adjustment of $2.5 million to the provision for income taxes in the first quarter of 2017. The 2016 beneficial rate was the result of operational losses and the one-time beneficial impact of a resolution of a tax matter with a state taxing authority, offset by the detrimental effect of non-deductible permanent items.

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

RPC, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of March 31, 2017 and December 31, 2016:

		Fair Value Measurements at March 31, 2017 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities – equity securities	$240	$240	$—	$—
Investments measured at net asset value - trading securities	$19,313

		Fair Value Measurements at December 31, 2016 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities – equity securities	$264	$264	$—	$—
Investments measured at net asset value - trading securities	$18,367

The Company determines the fair value of marketable securities classified as available-for-sale through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities classified as trading are comprised of the SERP assets, as described in Note 8, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the period ended March 31, 2017, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at March 31, 2017 and December 31, 2016. Outstanding balances based on the quote from the lender (level 2 inputs) is similar to the fair value at the same date. The borrowings under our revolving credit facility bear variable interest rates as described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximate their fair values because of the short maturity of these instruments. The Company currently does not use the fair value option to measure any of its existing financial instruments and has not determined whether it will elect this option for financial instruments acquired in the future.

RPC, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2016	$(15,503)	$39	$(2,638)	$(18,102)
Change during the period:
Before-tax amount	-	(24)	42	18
Tax benefit	-	9	-	9
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	135	-	-	135
Total activity for the period	135	(15)	42	162
Balance at March 31, 2017	$(15,368)	$24	$(2,596)	$(17,940)
(1)	Reported as part of selling, general and administrative expenses.

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2015	$(14,715)	$36	$(3,290)	$(17,969)
Change during the period:
Before-tax amount	-	(14)	692	678
Tax benefit	-	5	-	5
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	127	-	-	127
Total activity for the period	127	(9)	692	810
Balance at March 31, 2016	$(14,588)	$27	$(2,598)	$(17,159)
(1)	Reported as part of selling, general and administrative expenses.

RPC, INC. AND SUBSIDIARIES

ITEM. 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016 is incorporated herein by reference.  In 2017, the Company’s strategy of utilizing equipment in unconventional basins has continued.  During the three months ended March 31, 2017, we made capital expenditures totaling $11.7 million primarily for the maintenance of our existing revenue-producing equipment.

During the first quarter of 2017, revenues increased 57.7 percent to $298.1 million compared to the same period in the prior year. The increase in revenues is due to higher activity levels, improved pricing and increasing service intensity in our Technical Services segment and more specifically our pressure pumping and downhole tools services. International revenues for the first quarter of 2017 decreased 16.2 percent to $13.7 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to represent a low percentage of RPC’s consolidated revenues in the future.

Cost of revenues increased during the first quarter of 2017 in comparison to the same period of the prior year due primarily to higher materials and supplies expenses and maintenance and repair expenses, which increased due to higher activity levels and greater service intensity. As a percentage of revenues, cost of revenues decreased due to improved pricing for our services and efficiencies resulting from higher activity levels primarily within Technical Services.

Selling, general and administrative expenses were $37.2 million in the first quarter of 2017 compared to $43.5 million in the first quarter of 2016. The decrease in these expenses was due to lower bad debt expense and employment costs. As a percentage of revenues, these costs decreased to 12.5 percent in the first quarter of 2017 compared to 23.0 percent in the first quarter of 2016 due to lower expenses and improved leverage of higher revenues over fixed costs.

Income before income taxes was $1.8 million for the three months ended March 31, 2017 compared to a loss of $75.0 million in the same period of 2016. Earnings per share were $0.02 for the three months ended March 31, 2017 compared to losses per share of $0.15 in the same period of 2016. Cash (used for) provided by operating activities was $(12.4) million for the three months ended March 31, 2017 compared to $53.5 million in the same period of 2016 due primarily to an unfavorable change in working capital partially offset by higher earnings.

We expect capital expenditures during full year 2017 will be approximately $75 million, and will be directed primarily towards the capitalized maintenance of our existing fleet of revenue-producing equipment.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a recent cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and the second quarter of 2016, the drilling rig count fell by approximately 79 percent. During the second quarter of 2016, the U.S. domestic drilling rig count reached the lowest level ever recorded. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil began to fall at that time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. During the second quarter of 2016, the price of oil and the U.S. domestic rig count began to increase, and increased steadily throughout the remainder of 2016 and into the beginning of the second quarter of 2017. As of the beginning of the second quarter of 2017, RPC believes that U.S. oilfield activity will continue to increase during the near term, although our long-term visibility remains limited.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. During the first two quarters of 2016, the prices of oil and natural gas remained at low levels that discouraged our customers from undertaking most of their potential exploration and production activities. The prices of oil and natural gas increased during the third and fourth quarters of 2016 and into the first and second quarters of 2017, although the rate of increase in the prices of these commodities slowed during the first quarter of 2017. We believe that the price of oil has risen to a level that provides adequate financial returns to our customers and encourages increased drilling and production activities in many domestic oil-producing basins. However, the price of natural gas has not risen to a level that encourages our customers to increase their drilling and production activities, and we remain discouraged that U.S. production of natural gas remains high in spite of historically low drilling activities. The average price of natural gas liquids during 2016 increased by approximately six percent compared to 2015, and in the first quarter of 2017, the price of natural gas liquids increased by 21 percent compared to the fourth quarter of 2016. These commodity price trends, if they continue, have moderately positive implications for our near-term activity levels. As evidence of the impact of recovering commodity prices on our customers’ activity levels, both the oil-directed and natural gas-directed drilling rig counts at the beginning of the second quarter of 2017 had increased by more than 100 percent compared to the lowest comparable rig counts recorded in 2016.

The majority of the U.S. domestic rig count remains directed towards oil. At the beginning of the second quarter of 2017, approximately 80 percent of the U.S. domestic rig count was directed towards oil, consistent with the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.

We continue to monitor the market for our services and the competitive environment in 2017. While the U.S. domestic rig count has increased sharply since the historical low recorded during the second quarter of 2016, we believe that the rate of increase will moderate during the near term. However, we believe that in spite of the large percentage increases in oilfield activity during the past several quarters, the pricing for our services has not yet reached a level that provides financial returns that will allow the industry to maintain its fleet of revenue-producing equipment or hire additional personnel to operate idle equipment. Furthermore, our customers during the first quarter of 2017 have thus far been very reluctant to accept increases in pricing for our services in order to compensate us for increased costs and to allow us to generate higher financial returns. For this reason, we believe that continued near-term expansion in U.S. domestic oilfield activities will be moderate until commodity prices increase significantly. Over the long term, we believe that the steep decline in oil-directed drilling in the U.S. domestic market will reduce U.S. domestic oil production and serve as a catalyst for oil prices to increase. This belief is due to the fact that oil-directed wells drilled in shale resource plays typically exhibit high initial production soon after being completed followed by a decline in production in later years. We note that U.S. domestic oil production has declined by less than 10 percent since its most recent peak in the first quarter of 2015. We are encouraged by the fact that drilling and completion activities continue to be highly service-intensive and require a large amount of equipment and raw materials. Furthermore, we note that some wells in the U.S. domestic market have been drilled but not completed. We believe that many of our customers have started to complete these wells, and that they provide potential revenue for RPC’s completion-directed services during the near term. Finally, we are encouraged by our belief that many of our competitors have not maintained their equipment to a level that allows them to provide reliable, consistent services to their customers. During 2015 and the first three quarters of 2016, we responded to the significant declines in industry activity levels and pricing for our services by reducing costs and employee headcount and closed selected operational locations. During the fourth quarter of 2016 and the first quarter of 2017, however, we have started recruiting and hiring operational personnel to respond to increased industry activity levels.

RPC, INC. AND SUBSIDIARIES

We note in the current competitive environment that many of our smaller competitors have high levels of debt, higher cost structures, and less-developed logistical capabilities than RPC. During 2015 and through the first three quarters of 2016, a number of smaller competitors ceased operations and sold their businesses or liquidated their assets. During 2016, several of our peers filed for bankruptcy protection. While these developments place us in a more favorable competitive position, they are offset by the fact that the capital markets have recently provided capital to allow several of our competitors to emerge from bankruptcy and several other private equity-funded companies to complete initial public offerings of their common stock. We believe that our ongoing maintenance of idle equipment during the recent downturn is allowing RPC to return our idle revenue-producing equipment to service quickly and at minimal cost as market conditions improve. In this environment RPC also monitors the financial stability of our customers, due to the fact that many of them have also financed their operations with a large amount of debt, and this type of financing is less available than in previous years, although we also note that many of our customers have recently raised equity to stabilize their capital structures and expand their operations. RPC plans minimal increases in our fleet of revenue-producing equipment during 2017. Our consistent response to the industry’s potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending. We intend to maintain a financial structure that includes little or no debt during the near term.

Results of Operations

	Three months ended March 31
	2017	2016
Consolidated revenues [in thousands]	$298,119	$189,095
Revenues by business segment [in thousands]:
Technical	$286,198	$175,472
Support	11,921	13,623

Consolidated operating income (loss) [in thousands]	$1,574	$(75,087)
Operating income (loss) by business segment [in thousands]:
Technical	$9,205	$(63,264)
Support	(5,221)	(6,636)
Corporate	(3,927)	(6,443)
Gain on disposition of assets, net	1,517	1,256

Percentage cost of revenues to revenues	72.5%	85.3%
Percentage selling, general & administrative expenses to revenues	12.5%	23.0%
Percentage depreciation and amortization expense to revenues	15.0%	32.1%
Average U.S. domestic rig count	744	543
Average natural gas price (per thousand cubic feet (mcf))	$3.01	$1.96
Average oil price (per barrel)	$51.69	$33.75

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

Revenues. Revenues for the three months ended March 31, 2017 increased 57.7 percent compared to the three months ended March 31, 2016. Domestic revenues of $284.4 million increased 64.6 percent compared to the same period in the prior year. The increase in revenues resulted primarily from higher activity levels, improved pricing and increasing service intensity in our Technical Services segment and more specifically our pressure pumping and downhole tools services. International revenues of $13.7 million decreased 16.2 percent for the three months ended March 31, 2017 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas was 54.4 percent higher and the average price of oil was 53.2 percent higher during the first quarter of 2017 as compared to the same period in the prior year. The average domestic rig count during the current quarter was 37.0 percent higher than the same period in 2016.

The Technical Services segment revenues for the first quarter of 2017 increased 63.1 percent compared to the same period in the prior year due to higher activity levels and improved pricing within our pressure pumping and downhole tools services. The Support Services segment revenues for the first quarter of 2017 decreased by 12.5 percent compared to the same period in the prior year. This decrease was due principally to lower activity levels within rental tools and pipe inspection services. Utilization of our rental tool fleet continues to be challenged by a low U.S. domestic rig count and continued intense competition. Technical Services reported operating profit of $9.2 million for the first quarter of 2017 compared to an operating loss of $63.3 million in the first quarter of the prior year due to higher activity levels, improved pricing, and lower bad debt expense. Support Services reported a slightly lower operating loss for the three months ended March 31, 2017 due to continued low levels of revenues, partially offset by successful cost control efforts. RPC corporate expenses declined during the first quarter of 2017 due to contingent professional fees of approximately $2.0 million recorded in the first quarter of 2016.

Cost of revenues.  Cost of revenues increased 34.1 percent to $216.2 million for the three months ended March 31, 2017 compared to $161.3 million for the three months ended March 31, 2016.  Cost of revenues increased primarily due to higher materials and supplies expenses and maintenance and repair expenses, which increased due to higher activity levels and greater service intensity. As a percentage of revenues, cost of revenues decreased due to improved pricing for our services and efficiencies resulting from higher activity levels primarily within Technical Services.

Selling, general and administrative expenses. Selling, general and administrative expenses were $37.2 million for the three months ended March 31, 2017 and $43.5 million for the three months ended March 31, 2016. These expenses decreased during the first quarter as compared to the prior year due to lower bad debt expense and employment costs. As a percentage of revenues, these costs decreased to 12.5 percent in the first quarter of 2017 compared to 23.0 percent in the first quarter of 2016, due to lower expenses and improved leverage of higher revenues over fixed costs.

Depreciation and amortization. Depreciation and amortization decreased 26.3 percent to $44.7 million for the three months ended March 31, 2017, compared to $60.6 million for the quarter ended March 31, 2016 due to lower capital expenditures.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $1.5 million for the three months ended March 31, 2017 compared to $1.3 million for the three months ended March 31, 2016.  The gain on disposition of assets, net is comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $212 thousand for the three months ended March 31, 2017 compared to $342 thousand for the same period in the prior year.

Interest expense. Interest expense of $103 thousand for the three months ended March 31, 2017 decreased compared to $325 thousand for the three months ended March 31, 2016. Interest expense declined during the quarter because RPC had no outstanding balances under its revolving credit facility during the quarter. Interest expense during the first quarter of 2017 principally consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax benefit. Income tax benefit was $1.8 million during the three months ended March 31, 2017 compared to $42.5 million for the same period in 2016. The effective beneficial tax rate was 100.6 percent for the three months ended March 31, 2017 compared to 56.7 percent for the three months ended March 31, 2016. The Company adopted the provisions of ASU 2016-09 in the first quarter of 2017 that requires excess tax benefits and deficiencies relating to shared-based payment awards to be recognized as a component of income tax expense rather than stockholders’ equity as in prior periods. This resulted in a beneficial discrete adjustment of $2.5 million to the provision for income taxes in the first quarter of 2017. The 2016 beneficial rate was the result of operational losses and the one-time beneficial impact of a resolution of a tax matter with a state taxing authority, offset by the detrimental effect of non-deductible permanent items.

RPC, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents as of March 31, 2017 were $104.5 million. The following table sets forth the historical cash flows for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(In thousands)	2017	2016
Net cash (used for) provided by operating activities	$(12,449)	$53,472
Net cash used for investing activities	(9,214)	(7,571)
Net cash used for financing activities	(5,674)	(2,788)

Cash (used for) provided by operating activities for the three months ended March 31, 2017 decreased by $65.9 million compared to the same period in the prior year. This decrease is due primarily to net unfavorable changes in working capital of $99.4 million coupled with decreases in depreciation and amortization expenses of $16.0 million and deferred income tax benefits of $3.2 million, partially offset by increases in net income of $36.1 million and long-term liabilities of $14.1 million primarily related to income taxes.

The net unfavorable change in working capital is primarily due to unfavorable changes of $134.3 million in accounts receivable due to higher business activity levels, $7.3 million in inventories, $2.4 million in prepaid expenses and other current assets, $7.0 in accrued expenses and $4.0 million in income taxes payable/ receivable, net. This unfavorable change was partially offset by favorable changes of $49.2 million in accounts payable and $6.0 million in accrued payroll and related expenses consistent with higher business activity levels coupled with the timing of payments.

Cash used for investing activities for the three months ended March 31, 2017 increased by $1.6 million, compared to the three months ended March 31, 2016, primarily because of higher capital expenditures.

Cash used for financing activities for the three months ended March 31, 2017 increased by $2.9 million primarily as a result of repurchases for shares turned in for taxes related to the vesting of certain restricted shares.

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2017 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $125 million revolving credit facility that matures in January 2019. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On June 30, 2016, the Company amended the revolving credit facility to (1) establish a borrowing base to be the lesser of $125 million or a specified percentage of eligible accounts receivable less the amount of any outstanding letters of credit. As of March 31, 2017, there were no outstanding borrowings. RPC had letters of credit outstanding relating to self-insurance programs and contract bids totaling $19.1 million as of March 31, 2017. For additional information with respect to RPC’s facility, see Note 9 of the Notes to Consolidated Financial Statements included in the report.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position, including access to borrowings under our facility, and the expected amount of cash to be provided by operations. We believe our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels. In addition, the Company’s decisions about the amount of cash to be used for investing and financing activities may also be influenced by the financial covenants in our credit facility but we do not expect the covenants to restrict our planned activities. The Company is in compliance with these financial covenants.

Cash Requirements

The Company currently expects that capital expenditures will be approximately $75 million during 2017, of which $11.7 million has been spent as of March 31, 2017. We expect capital expenditures for the remainder of 2017 to be primarily directed toward capitalized equipment maintenance. The remaining capital expenditures will be directed towards the purchase of revenue-producing equipment. The actual amount of 2017 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

RPC, INC. AND SUBSIDIARIES

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable. There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. The Company does not expect to contribute to the plan during 2017.

As of March 31, 2017, the Company’s stock buyback program authorizes the repurchase of up to 31,578,125 shares. There were no shares repurchased on the open market during the three months ended March 31, 2017, and 2,050,154 shares remain available to be repurchased under the current authorization as of March 31, 2017. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On July 28, 2016, the Board of Directors voted to temporarily suspend RPC’s regular quarterly cash dividend to common stockholders. Subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors, the Company expects to resume regular quarterly cash dividends to common stockholders in the future.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. In previous periods of strong oilfield activity, we experienced high employment costs due to the demand for skilled labor in our markets as well as high costs for certain raw materials the Company uses to provide its services. During 2015 and 2016, however, supplies of raw materials became more readily available as domestic oilfield activity decreased. In addition, skilled labor became more available, and upward wage pressures subsided. During the third quarter of 2016, however, the Company began to experience upward pressure on the price of labor, due to increased oilfield activity and a shortage of skilled employees caused by the industry’s headcount reductions since the first quarter of 2015. In the first quarter of 2017, the Company has also started to experience increases in the prices of certain raw materials used in providing our services. The market for the Company’s services remains competitive, due to relatively low commodity prices, so it may be difficult for the Company to increase the prices charged to our customers to compensate for these cost increases.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc., RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the three months ended March 31, 2017, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $195,000 for the three months ended March 31, 2017 compared to $202,000 for the comparable period in 2016.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $467,000 for the three months ended March 31, 2017 and $401,000 for the three months ended March 31, 2016.

RPC, INC. AND SUBSIDIARIES

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on three months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $26,000 for the three months ended March 31, 2017 and $27,000 for the three months ended March 31, 2016.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our plans to continue to pursue international growth opportunities and our belief that international revenues will continue to represent a low percentage of our consolidated revenues in the future; our expectation for the amount and focus of our capital expenditures during 2017; the belief that U.S. oilfield activity will continue to increase in the near term; the belief that the price of oil has risen to a level that provides our customers financial returns that will encourage drilling and production activities; the belief that the price of natural gas has not risen to a level that encourages our customers to increase their drilling and production activities; the belief that current commodity price trends, if they continue, have moderately positive implications for near term activity levels; the belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term; the belief that rate of increases in U.S. domestic rig count will moderate during the near term; the belief that the pricing for our services has not reached a level that will allow for the industry to maintain its fleet of revenue-producing equipment or hire additional personnel to operate idle equipment; the belief that the steep decline in oil-directed drilling in the U.S. domestic oil market will reduce U.S. domestic oil production and serve as a catalyst for oil prices to increase; the belief that many of our competitors are not maintaining their equipment to a level that allows them to provide reliable, consistent services to their customers; our plans to maintain our financial structure which includes little or no debt during the near term; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; our expectation that we will resume cash dividends, subject to the earnings and financial condition of the Company and other relevant factors; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our beliefs regarding oil field activity and the related impact on wages for skilled labor and the prices of raw material used in providing our services; our belief that changes in foreign exchange rates are not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

RPC, INC. AND SUBSIDIARIES

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, its other SEC filings and the following: the declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, the potential impact of possible future regulations on hydraulic fracturing on our business, risks of international operations, and reliance on large customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of March 31, 2017, there were no outstanding interest-bearing advances on our credit facility, which bears interest at a floating rate.

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

As of the end of the period covered by this report, March 31, 2017 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A. RISK FACTORS

See risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased by the Company and affiliated purchases in the first quarter of 2017 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2017 to January 31, 2017	259,028	(2)	$21.91	-	2,050,154
February 1, 2017 to February 28, 2017	-		-	-	2,050,154
March 1, 2017 to March 31, 2017	-		-	-	2,050,154
Totals	259,028		$21.91	-	2,050,154
(1)	The Company has a stock buyback program initially adopted in 1998 and subsequently amended in 2013 that authorizes the repurchase of up to 31,578,125 shares. There were no shares repurchased as part of this program during the first quarter of 2017. As of March 31, 2017, there are 2,050,154 shares available to be repurchased under the current authorization. Currently the program does not have a predetermined expiration date.
(2)	Represents shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

The information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5. OTHER INFORMATION

On April 25, 2017, the Board of Directors of the Company amended the Company’s Amended and Restated By-laws solely to repeal the provisions addressing the payment of costs for specified stockholder actions, including a stockholder’s breach of the By-laws or specified intra-corporate proceedings in which such stockholder is not the prevailing party.

The foregoing summary of the amendment to the By-laws is qualified in its entirety by reference to the text of the By-laws, as amended and restated on and effective as of April 25, 2017, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

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

RPC, INC.

/s/ Richard A. Hubbell
Date: April 28, 2017	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: April 28, 2017	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

