Form 10-Q
period 2017-06-30
RPC INC
filed 2017-07-31
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 21, 2017, RPC, Inc. had 217,352,497 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(In thousands)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS		(Note 1)

Cash and cash equivalents	$125,812	$131,835
Accounts receivable, net of allowance for doubtful accounts of $4,163 in 2017 and $2,553 in 2016	343,299	169,166
Inventories	112,658	108,316
Income taxes receivable	8,926	57,174
Prepaid expenses	5,410	6,718
Other current assets	5,573	5,848
Total current assets	601,678	479,057
Property, plant and equipment, less accumulated depreciation of $1,649,266 in 2017 and $1,595,508 in 2016	443,555	497,986
Goodwill	32,150	32,150
Other assets	28,502	26,259
Total assets	$1,105,885	$1,035,452

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$103,801	$70,536
Accrued payroll and related expenses	16,882	12,130
Accrued insurance expenses	4,351	4,099
Accrued state, local and other taxes	6,641	3,094
Income taxes payable	15,206	4,929
Other accrued expenses	1,463	6,680
Total current liabilities	148,344	101,468
Long-term accrued insurance expenses	9,926	9,537
Long-term pension liabilities	34,918	32,864
Deferred income taxes	60,849	81,466
Other long-term liabilities	3,537	3,318
Total liabilities	257,574	228,653
Common stock	21,735	21,749
Capital in excess of par value	—	—
Retained earnings	844,198	803,152
Accumulated other comprehensive loss	(17,622)	(18,102)
Total stockholders' equity	848,311	806,799
Total liabilities and stockholders' equity	$1,105,885	$1,035,452

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(In thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$398,810	$142,998	$696,929	$332,093
Cost of revenues (exclusive of items shown below)	254,016	126,997	470,258	288,253
Selling, general and administrative expenses	40,288	36,458	77,445	80,004
Depreciation and amortization	41,263	56,280	85,926	116,916
Gain on disposition of assets, net	(3,759)	(1,515)	(5,276)	(2,771)
Operating income (loss)	67,002	(75,222)	68,576	(150,309)
Interest expense	(114)	(126)	(217)	(451)
Interest income	411	104	540	127
Other income (expense), net	2,010	(154)	2,222	188
Income (loss) before income taxes	69,309	(75,398)	71,121	(150,445)
Income tax provision (benefit)	25,469	(26,712)	23,647	(69,248)
Net income (loss)	$43,840	$(48,686)	$47,474	$(81,197)

Earnings (loss) per share
Basic	$0.20	$(0.23)	$0.22	$(0.38)
Diluted	$0.20	$(0.23)	$0.22	$(0.38)

Dividends per share	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$43,840	$(48,686)	$47,474	$(81,197)

Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	135	127	270	254
Foreign currency translation	189	164	231	856
Unrealized loss on securities, net of taxes	(6)	—	(21)	(9)
Comprehensive income (loss)	$44,158	$(48,395)	$47,954	$(80,096)

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2016	217,489	$21,749	$—	$803,152	$(18,102)	$806,799
Stock issued for stock incentive plans, net	499	50	5,962	—	—	6,012
Stock purchased and retired	(636)	(64)	(5,962)	(6,428)	—	(12,454)
Net income	—	—	—	47,474	—	47,474
Pension adjustment, net of taxes	—	—	—	—	270	270
Foreign currency translation	—	—	—	—	231	231
Unrealized loss on securities, net of taxes	—	—	—	—	(21)	(21)
Balance, June 30, 2017	217,352	$21,735	$-	$844,198	$(17,622)	$848,311

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(In thousands)

(Unaudited)

	Six months ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$47,474	$(81,197)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	87,379	118,799
Stock-based compensation expense	6,012	5,362
Gain on disposition of assets, net	(5,276)	(2,771)
Deferred income tax benefit	(20,759)	(21,008)
Excess tax benefits for share-based payments	—	(285)
(Increase) decrease in assets:
Accounts receivable	(174,220)	103,085
Income taxes receivable	48,248	1,112
Inventories	(4,193)	12,827
Prepaid expenses	1,309	3,853
Other current assets	310	302
Other non-current assets	(2,256)	(205)
Increase (decrease) in liabilities:
Accounts payable	27,760	(35,559)
Income taxes payable	10,277	528
Accrued payroll and related expenses	4,742	(993)
Accrued insurance expenses	252	(4)
Accrued state, local and other taxes	3,547	3,948
Other accrued expenses	(5,024)	(44)
Pension liabilities	2,479	(89)
Long-term accrued insurance expenses	389	(1,263)
Other long-term liabilities	219	(14,137)
Net cash provided by operating activities	28,669	92,261

INVESTING ACTIVITIES
Capital expenditures	(30,645)	(18,289)
Proceeds from sale of assets	8,407	5,130
Net cash used for investing activities	(22,238)	(13,159)

FINANCING ACTIVITIES
Debt issuance costs for notes payable to banks	—	(35)
Excess tax benefits for share-based payments	—	285
Cash paid for common stock purchased and retired	(12,454)	(3,194)
Net cash used for financing activities	(12,454)	(2,944)

Net (decrease) increase in cash and cash equivalents	(6,023)	76,158
Cash and cash equivalents at beginning of period	131,835	65,196
Cash and cash equivalents at end of period	$125,812	$141,354

Supplemental cash flows disclosure:
Interest paid, net of amounts capitalized	$72	$373
Income taxes received, net	$(14,119)	$(36,689)

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$8,866	$1,648

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments simplify several aspects of the accounting for share-based payment award transactions, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election either to estimate expected forfeitures or to account for them as they occur. The Company will continue to estimate expected forfeitures. The Company adopted these provisions in the first quarter of 2017 on a prospective basis. See Notes on Stock-Based Compensation and Income Taxes for the effect of adoption on the financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted:

To be adopted in 2018:

REVENUE RECOGNITION:

The Financial Accounting Standards Board and International Accounting Standards Board issued their converged standard on revenue recognition in May 2014. The standard provides a comprehensive, industry-neutral revenue recognition model intended to increase financial statement comparability across companies and industries and significantly reduce the complexity inherent in today's revenue recognition guidance. The various ASUs related to Revenue from Contracts with Customers (Topic 606) have been listed below:

•	ASU No. 2014-09, The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step process.

•	ASU No. 2015-14, Deferred the effective date of ASU 2014-09 for all entities by one year to the first quarter of 2018 with early application permitted.

•	ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments provide guidance on whether an entity is a principal or agent when providing services to a customer along with another party.

•	ASU No. 2016-10, Identifying Performance Obligations and Licensing. The amendments clarify the earlier guidance on identifying performance obligations and licensing implementation.

•	ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds certain SEC guidance related to issues that are currently codified under various topics.

•	ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments provide clarifying guidance on certain aspects of the five step process and practical expedients regarding the effect of modifications and status of completed contracts under legacy GAAP and disclosures related to the application of this guidance using the modified retrospective or retrospective transition method.

•	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 and includes among others, loan guarantees, impairment testing of contract costs, performance obligations disclosures and accrual of advertising costs.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The amendments are effective starting in the first quarter of 2018 with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. If impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. They also provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments are effective beginning in the first quarter of 2018 with early application permitted under certain circumstances. The Company expects to adopt these provisions as it completes future acquisitions and plans to evaluate the impact of adoption on its consolidated financial statements as acquisitions are completed.

ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. The provisions are applicable when there are changes to the terms or conditions of a share-based payment award. The amendments require an entity to apply modification accounting for the effects of changes to the terms and conditions of a share-based payment award unless certain conditions including fair value, vesting conditions and classification are met. The amendments are effective beginning in the first quarter of 2018 with early application permitted under certain circumstances. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Net income (loss) available for stockholders:	$43,840	$(48,686)	$47,474	$(81,197)
Less: Adjustments for earnings attributable to participating securities	(592)	—	(652)	—
Net income (loss) used in calculating losses per share	$43,248	$(48,686)	$46,822	$(81,197)

Weighted average shares outstanding (including participating securities)	217,530	217,576	217,622	217,501
Adjustment for participating securities	(2,936)	(3,313)	(2,989)	(3,314)
Shares used in calculating basic and diluted earnings (loss) per share	214,594	214,263	214,633	214,187

5.	STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of June 30, 2017, there were 5,729,632 shares available for grant.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30
(in thousands)	2017	2016	2017	2016
Pre-tax expense	$3,325	$2,702	$6,012	$5,362
After tax expense	$2,112	$1,716	$3,818	$3,405

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2017:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2016	3,217,075	$12.91
Granted	563,065	21.66
Vested	886,542	13.34
Forfeited	64,133	14.08
Non-vested shares at June 30, 2017	2,829,465	$14.49

The total fair value of shares vested was approximately $19,271,000 during the six months ended June 30, 2017 and $9,534,000 during the six months ended June 30, 2016. Excess tax benefits realized from tax compensation deductions in excess of compensation expense have been reflected as follows:

•	$2,562,000 for the six months ended June 30, 2017 has been recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows; and

•	$285,000 for the six months ended June 30, 2016 were credited to capital in excess of par value and classified within financing activities as an inflow in addition to being disclosed as an outflow within operating activities in the consolidated statements of cash flows.

The change in classification for the first quarter of 2017 was in accordance with the amendments of ASU 2016-09.

As of June 30, 2017, total unrecognized compensation cost related to non-vested restricted shares was $44,857,000, which is expected to be recognized over a weighted-average period of 3.8 years.

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

Technical Services include RPC’s oil and gas services that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing well, or to address well control issues. This operating segment consists primarily of pressure pumping, downhole tools, coiled tubing, snubbing, nitrogen, well control, wireline and fishing. The services offered under Technical Services are high capital and personnel intensive businesses. The common drivers of operational and financial success of these services include diligent equipment maintenance, strong logistical processes, and appropriately trained personnel who function well in a team environment. The Company considers all of these service to be closely integrated oil and gas well servicing businesses, and makes resource allocation and performance assessment decisions based on this operating segment as a whole across these various services. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest, Rocky Mountain and Appalachian regions, and international locations including primarily Argentina, Canada, Gabon, Colombia and the Middle East. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

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

RPC evaluates the performance of its segments based on revenues, operating profits and return on invested capital. Gains or losses on disposition of assets are reviewed by the CODM on a consolidated basis, and accordingly the Company does not report gains or losses on disposition of assets at the segment level. Inter-segment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information with respect RPC’s reportable segments for the six months ended June 30, 2017 and 2016 are shown in the following table:

	Three months ended June 30		Six months ended June 30
(in thousands)	2017	2016	2017	2016
Revenues:
Technical Services	$385,462	$131,217	$671,660	$306,689
Support Services	13,348	11,781	25,269	25,404
Total revenues	$398,810	$142,998	$696,929	$332,093
Operating income (loss):
Technical Services	$70,901	$(65,690)	$80,106	$(128,954)
Support Services	(3,339)	(7,163)	(8,560)	(13,799)
Corporate	(4,319)	(3,884)	(8,246)	(10,327)
Gain on disposition of assets, net	3,759	1,515	5,276	2,771
Total operating income (loss)	$67,002	$(75,222)	$68,576	$(150,309)
Interest expense	(114)	(126)	(217)	(451)
Interest income	411	104	540	127
Other income (expense), net	2,010	(154)	2,222	188
Income (loss) before income taxes	$69,309	$(75,398)	$71,121	$(150,445)

As of and for the six months ended June 30, 2017	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$76,242	$9,451	$233	$85,926
Capital expenditures	25,282	5,165	198	30,645
Identifiable assets	$857,482	$75,117	$173,286	$1,105,885

As of and for the six months ended June 30, 2016	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$103,227	$13,452	$237	$116,916
Capital expenditures	15,213	1,557	1,519	18,289
Identifiable assets	$778,075	$86,588	$226,614	$1,091,277

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVENTORIES

Inventories of $112,658,000 at June 30, 2017 and $108,316,000 at December 31, 2016 consist of raw materials, parts and supplies.

8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended June 30		Six months ended June 30
(in thousands)	2017	2016	2017	2016
Interest cost	$483	$502	$966	$1,004
Expected return on plan assets	(589)	(532)	(1,178)	(1,066)
Amortization of net losses	213	199	425	399
Net periodic benefit cost	$107	$169	$213	$337

The Company did not make a contribution to this plan during the six months ended June 30, 2017; however, a contribution of $900,000 was made during the six months ended June 30, 2016.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $20,859,000 as of June 30, 2017 and $18,367,000 as of December 31, 2016. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses. Trading gains (losses) related to the SERP assets were approximately as follows:

	Three months ended June 30		Six months ended June 30
(in thousands)	2017	2016	2017	2016
Trading gains (losses), net	$936	$63	$1,552	$(264)

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

On June 30, 2016, the Company amended the revolving credit facility to (1) establish a borrowing base to be the lesser of (a) $125 million or (b) the difference between (i) a specified percentage (ranging from 70% to 80%) of eligible accounts receivable less (ii) the amount of any outstanding letters of credit, (2) secure payment obligations under the credit facility with a security interest in the consolidated accounts receivable, and (3) replace the financial covenants related to minimum leverage and debt service coverage ratios with a covenant to maintain a minimum tangible net worth of not less than $700 million. As of June 30, 2017, the Company was in compliance with this covenant.

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

The Company has incurred loan origination fees and other debt related costs associated with the revolving credit facility in the aggregate of approximately $3.0 million. These costs, net of amounts written off as a result of a reduction in the size of the revolving credit facility in 2015, are being amortized to interest expense over the remaining term of the five-year loan, and the remaining net balance of $0.2 million at June 30, 2017 is classified as part of non-current other assets.

On January 4, 2016, the Company entered into a separate one year $35 million uncommitted letter of credit facility with Bank of America, N.A. Under the terms of the letter of credit facility, the Company paid 0.75% per annum on outstanding letters of credit. This letter of credit facility expired on January 3, 2017. All letters of credit are currently issued under RPC’s $125 million credit facility. Letters of credit outstanding totaled $19.1 million as of June 30, 2017 and December 31, 2016.

As of June 30, 2017, RPC had no outstanding borrowings under the revolving credit facility. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, was as follows:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
(in thousands except interest rate data)
Interest incurred	$104	$110	$207	$219

10.	INCOME TAXES

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

For the three months ended June 30, 2017, the effective tax rate reflects an income tax provision of 36.7 percent compared to an income tax benefit of 35.4 percent for the comparable period in the prior year. For the six months ended June 30, 2017, the effective tax rate reflects an income tax provision of 33.2 percent compared to an effective tax benefit rate of 46.0 percent for the comparable period in the prior year. The Company adopted the provisions of ASU 2016-09 in the first quarter of 2017 that requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than stockholders’ equity. Accordingly, the excess tax benefit of $2.6 million was recorded as a beneficial discrete adjustment to the provision for income taxes for the six months ended June 30, 2017. The 2016 income tax benefit and associated benefit rate was the result of operational losses and the one-time beneficial impact of a resolution of a tax matter with a state taxing authority totaling $15.7 million, offset by the detrimental effect of non-deductible permanent items.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of June 30, 2017 and December 31, 2016:

		Fair Value Measurements at June 30, 2017 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities – equity securities	$275	$275	$—	$—
Investments measured at net asset value – trading securities	$20,859

		Fair Value Measurements at December 31, 2016 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities – equity securities	$264	$264	$—	$—
Investments measured at net asset value – trading securities	$18,367

The Company determines the fair value of marketable securities classified as available-for-sale through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities classified as trading are comprised of the SERP assets, as described in Note 8, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the period ended June 30, 2017, there were no significant transfers in or out of levels 1, 2 or 3.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Company’s revolving credit facility, there was no balance outstanding at June 30, 2017 and December 31, 2016. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

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

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2016	$(15,503)	$39	$(2,638)	$(18,102)
Change during the period:
Before-tax amount	—	(33)	231	198
Tax benefit	—	12	—	12
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	270	—	—	270
Total activity for the period	270	(21)	231	480
Balance at June 30, 2017	$(15,233)	$18	$(2,407)	$(17,622)

(1)	Reported as part of selling, general and administrative expenses.

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2015	$(14,715)	$36	$(3,290)	$(17,969)
Change during the period:
Before-tax amount	—	(14)	856	842
Tax benefit	—	5	—	5
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	254	—	—	254
Total activity for the period	254	(9)	856	1,101
Balance at June 30, 2016	$(14,461)	$27	$(2,434)	$(16,868)

(1)	Reported as part of selling, general and administrative expenses.

13. SUBSEQUENT EVENT

On July 25, 2017, the Board of Directors approved a $0.06 per share cash dividend payable September 11, 2017 to stockholders of record at the close of business August 10, 2017.

RPC, INC. AND SUBSIDIARIES

ITEM. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016 is incorporated herein by reference. In 2017, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the three months ended June 30, 2017, capital expenditures totaled $18.9 million primarily directed towards the maintenance of our existing revenue-producing equipment.

During the second quarter of 2017, revenues increased 178.9 percent to $398.8 million compared to the same period in the prior year. The increase in revenues is due to higher activity levels and pricing for our services, higher service intensity, and a slightly larger fleet of in-service revenue-producing equipment. International revenues for the second quarter of 2017 decreased 0.9 percent to $11.1 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to represent a low percentage of RPC’s consolidated revenues in the future.

Cost of revenues increased during the second quarter of 2017 in comparison to the same period of the prior year due to higher activity levels and service intensity. As a percentage of revenues, cost of revenues decreased due to improved pricing for our services as well as leverage of higher revenues over direct costs.

Selling, general and administrative expenses were $40.3 million in the second quarter of 2017 compared to $36.5 million in the second quarter of 2016. The increase in these expenses was due to higher compensation costs, as well as other expenses consistent with higher activity levels. As a percentage of revenues, these costs decreased to 10.1 percent in the second quarter of 2017 compared to 25.5 percent in the second quarter of 2016, due to the leverage of higher revenues over primarily fixed costs.

Income before income taxes was $69.3 million for the three months ended June 30, 2017 compared to a loss of $75.4 million in the same period of 2016. Diluted earnings per share were $0.20 for the three months ended June 30, 2017 compared to a loss per share of $0.23 in the same period of 2016. Cash provided by operating activities decreased to $28.7 million for the six months ended June 30, 2017 compared to $92.3 million in the same period of 2016 due to an unfavorable change in working capital partially offset by higher earnings.

We expect capital expenditures during full year 2017 will be approximately $100 million, and will be directed primarily towards the capitalized maintenance of our existing fleet of revenue-producing equipment.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and the second quarter of 2016, the drilling rig count fell by approximately 79 percent. During the second quarter of 2016, the U.S. domestic drilling rig count reached the lowest level ever recorded. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil began to fall at that time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. During the second quarter of 2016, the price of oil and the U.S. domestic rig count began to increase, and increased steadily throughout the remainder of 2016 and through the second quarter of 2017. As of the beginning of the third quarter of 2017, the U.S. domestic rig count was more than 100 percent higher than the historically low rig count reported during the second quarter of 2016. We also note that the U.S. domestic rig count has increased at a record rate during this period. RPC believes that U.S. oilfield activity will continue to increase, although recent fluctuations in the price of oil lead us to believe that the rate of increase in U.S. oilfield activity will moderate during the near term.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. During the first two quarters of 2016, the prices of oil and natural gas remained at low levels that discouraged our customers from undertaking most of their potential exploration and production activities. The prices of oil and natural gas increased during the third and fourth quarters of 2016 and into the first and second quarters of 2017, although the rate of increase in the prices of these commodities slowed during the second quarter of 2017. We believe that the price of oil has risen to a level that provides adequate financial returns to our customers and encourages increased drilling and production activities in many domestic oil-producing basins. However, the price of natural gas has not risen to a level that encourages our customers to increase their drilling and production activities, and we remain discouraged that U.S. production of natural gas remains high in spite of historically low drilling activities. The average price of natural gas liquids during 2016 increased by approximately six percent compared to 2015. The average price of natural gas liquids also increased during the first quarter of 2017 compared to the fourth quarter of 2016, but decreased by 11 percent during the second quarter of 2017 compared to the first quarter. Prevailing commodity prices early in the third quarter of 2017 have moderately positive implications for RPC’s near-term activity levels.

The majority of the U.S. domestic rig count remains directed towards oil. At the end of the second quarter of 2017, approximately 80 percent of the U.S. domestic rig count was directed towards oil, consistent with the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.

We continue to monitor the market for our services and the competitive environment in 2017. The U.S. domestic rig count has increased sharply since the historical low recorded during the second quarter of 2016, which has increased demand and pricing for our services. We believe that pricing for our services has reached a level that provides financial returns that will allow the industry to maintain its fleet of revenue-producing equipment and hire additional personnel to operate idle equipment. For this reason, we believe that continued near-term expansion in U.S. domestic oilfield activities will be moderate until commodity prices increase significantly. Over the long term, we believe that the steep decline in oil-directed drilling in the U.S. domestic market will reduce U.S. domestic oil production and serve as a catalyst for oil prices to increase. We believe this because oil-directed wells drilled in shale resource plays typically exhibit high initial production soon after being completed followed by a decline in production in later years. We note that U.S. domestic oil production has declined by less than 10 percent since its most recent peak in the first quarter of 2015. We are encouraged by the fact that drilling and completion activities continue to be highly service-intensive and require a large amount of equipment and raw materials. Furthermore, we note that some wells in the U.S. domestic market have been drilled but not completed. We believe that many of our customers have started to complete these wells, and that they provide potential revenue for RPC’s completion-directed services during the near term. Finally, we are encouraged by our belief that many of our competitors have not maintained their equipment to a level that allows them to provide reliable, consistent services to their customers. During 2015 and the first three quarters of 2016, we responded to the significant declines in industry activity levels and pricing for our services by reducing costs and employee headcount and closed selected operational locations. During the fourth quarter of 2016, however, we started recruiting and hiring operational personnel to respond to increased industry activity levels. At the end of the first quarter of 2017 and during the second quarter of 2017, we also reactivated equipment that had been idle during 2016.

RPC, INC. AND SUBSIDIARIES

During 2015 and through the first three quarters of 2016, a number of smaller competitors ceased operations and sold their businesses or liquidated their assets. During 2016, several of our peers filed for bankruptcy protection. While these developments placed us in a more favorable competitive position, they were offset by the fact that the capital markets have recently provided capital to allow several of our competitors to emerge from bankruptcy and several other private equity-funded companies to complete initial public offerings of their common stock. Several competitors have announced plans to increase their fleets of revenue-producing equipment during the third and fourth quarters of 2017. We monitor these developments closely, but believe that demand for revenue-producing service capacity will continue to exceed supply during the near term. RPC also monitors the financial stability of our customers, because many of them rely on the debt and equity markets as a source of capital to conduct their operations, and if these sources of capital do not continue, our customers may have to curtail their drilling and completion operations. RPC plans minimal increases in our fleet of revenue-producing equipment during 2017. Our consistent response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending. We intend to maintain a financial structure that includes little or no debt during the near term. An additional benefit of our financial liquidity is our ability to maintain our equipment during industry downturns, which allows us to benefit immediately when industry activity levels increase and we are able to return our idle revenue-producing equipment to service quickly and at minimal cost.

Results of Operations

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016

Consolidated revenues [in thousands]	$398,810	$142,998	$696,929	$332,093
Revenues by business segment [in thousands]:
Technical	$385,462	$131,217	$671,660	$306,689
Support	13,348	11,781	25,269	25,404

Consolidated operating income (loss) [in thousands]	$67,002	$(75,222)	$68,576	$(150,309)
Operating income (loss) by business segment [in thousands]:
Technical	$70,901	$(65,690)	$80,106	$(128,954)
Support	(3,339)	(7,163)	(8,560)	(13,799)
Corporate	(4,319)	(3,884)	(8,246)	(10,327)
Gain on disposition of assets, net	3,759	1,515	5,276	2,771

Percentage cost of revenues to revenues	63.7%	88.8%	67.5%	86.8%
Percentage selling, general & administrative expenses to revenues	10.1%	25.5%	11.1%	24.1%
Percentage depreciation and amortization expense to revenues	10.3%	39.4%	12.3%	35.2%
Average U.S. domestic rig count	895	420	820	482
Average natural gas price (per thousand cubic feet (mcf))	$3.08	$2.19	$3.05	$2.08
Average oil price (per barrel)	$48.19	$46.02	$49.94	$39.89

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THREE MONTHS ENDED JUNE 30, 2016

Revenues. Revenues for the three months ended June 30, 2017 increased 178.9 percent compared to the three months ended June 30, 2016. Domestic revenues of $387.7 million increased 194.2 percent compared to the same period in the prior year. The increase in revenues is due to higher activity levels and pricing for our services, higher service intensity, and a slightly larger fleet of in-service revenue-producing equipment. International revenues of $11.1 million decreased 0.9 percent for the three months ended June 30, 2017 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas was 40.6 percent higher and the average price of oil was 4.7 percent higher during the second quarter of 2017 as compared to the same period in the prior year. The average domestic rig count during the current quarter was 113.1 percent higher than the same period in 2016.

The Technical Services segment revenues for the second quarter of 2017 increased 193.8 percent compared to the same period in the prior year due to improved pricing and higher activity levels, particularly within our pressure pumping service line, which is the largest service line within Technical Services. The Support Services segment revenues for the second quarter of 2017 increased by 13.3 percent compared to the same period in the prior year. This increase was due principally to improved activity levels and pricing in the rental tool service line, which is the largest service line within this segment. Technical Services reported operating income of $70.9 million for the second quarter of 2017 compared to an operating loss of $65.7 million in the second quarter of the prior year, while Support Services reported operating losses of $3.3 million for the second quarter of 2017 and $7.2 million for the second quarter of 2016.

Cost of revenues.  Cost of revenues increased 100.0 percent to $254.0 million for the three months ended June 30, 2017 compared to $127.0 million for the three months ended June 30, 2016.  Cost of revenues increased primarily due to higher activity levels and service intensity. As a percentage of revenues, cost of revenues decreased due to improved pricing for our services, as well as leverage of higher revenues over direct costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $40.3 million for the three months ended June 30, 2017 and $36.5 million for the three months ended June 30, 2016. The increase in these expenses was due to higher compensation costs, as well as other expenses consistent with higher activity levels. As a percentage of revenues, these costs decreased to 10.1 percent in the second quarter of 2017 compared to 25.5 percent in the second quarter of 2016, due to the leverage of higher revenues over primarily fixed costs.

Depreciation and amortization. Depreciation and amortization decreased 26.7 percent to $41.3 million for the three months ended June 30, 2017, compared to $56.3 million for the quarter ended June 30, 2016 due to lower capital expenditures in the prior year.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $3.8 million for the three months ended June 30, 2017 compared to $1.5 million for the three months ended June 30, 2016. The increase is due primarily to the sale of operating equipment related to our oilfield pipe inspection business during the second quarter of 2017. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income (expense), net. Other income, net was $2.0 million for the three months ended June 30, 2017 compared to other expense, net of $154 thousand for the same period in the prior year.

Interest expense. Interest expense was $114 thousand for the three months ended June 30, 2017 compared to $126 thousand for the three months ended June 30, 2016. Interest expense during the second quarters of 2017 and 2016 consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax provision (benefit). Income tax provision was $25.5 million during the three months ended June 30, 2017 compared to an income tax benefit of $26.7 million for the same period in 2016. The effective tax rate was 36.7 percent for the three months ended June 30, 2017 compared to an effective beneficial tax rate of 35.4 percent for the three months ended June 30, 2016. The 2016 beneficial tax rate was the result of operational losses offset by the detrimental effect of non-deductible permanent items.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO SIX MONTHS ENDED JUNE 30, 2016

Revenues. Revenues for the six months ended June 30, 2017 increased 109.9 percent compared to the six months ended June 30, 2016. Domestic revenues of $672.1 million increased 120.7 percent compared to the same period in the prior year. The increase in revenues resulted primarily from higher activity levels and pricing for our services, higher service intensity, and a slightly larger fleet of in-service revenue-producing equipment. International revenues of $24.8 million decreased 9.9 percent for the six months ended June 30, 2017 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

The average price of natural gas was 47.1 percent higher and the average price of oil was 25.2 percent higher during the six months ended June 30, 2017 as compared to the same period in the prior year. The average domestic rig count during the six months ended June 30, 2017 was 70.1 percent higher than the same period in 2016.

RPC, INC. AND SUBSIDIARIES

The Technical Services segment revenues for the six months ended June 30, 2017 increased 119.0 percent compared to the same period in the prior year due to improved pricing and higher activity levels, particularly within our pressure pumping service line, which is the largest service line within Technical Services. The Support Services segment revenues for the six months ended June 30, 2017 decreased slightly by 0.5 percent compared to the same period in the prior year. Technical Services reported operating income of $80.1 million for the six months ended June 30, 2017 compared to an operating loss of $129.0 million in the same period of the prior year. Support Services reported lower operating losses of $8.6 million during the six months ended June 30, 2017 compared to $13.8 million in the prior year of the same period. RPC corporate expenses declined during the six months ended June 30, 2017 due to contingent professional fees of approximately $2.0 million recorded in the first quarter of 2016.

Cost of revenues.  Cost of revenues increased 63.1 percent to $470.3 million for the six months ended June 30, 2017 compared to $288.3 million for the six months ended June 30, 2016.  Cost of revenues increased due higher activity levels and service intensity. As a percentage of revenues, cost of revenues decreased due to improved pricing for our services as well as leverage of higher revenues over direct costs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $77.4 million for the six months ended June 30, 2017 compared to $80.0 million for the six months ended June 30, 2016. This decrease is due to lower bad debt expense and professional fees, partially offset by higher compensation costs, as well as other expenses consistent with higher activity levels. As a percentage of revenues, these costs decreased to 11.1 percent in the six months ended June 30, 2017 compared to 24.1 percent in the same period of the prior year, due to lower expenses and improved leverage of higher revenues over fixed costs.

Depreciation and amortization. Depreciation and amortization decreased 26.5 percent to $85.9 million for the six months ended June 30, 2017, compared to $116.9 million for the six months ended June 30, 2016 due to lower capital expenditures in the prior year.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $5.3 million for the six months ended June 30, 2017 compared to $2.8 million for the six months ended June 30, 2016.  The increase is due to the sale of operating equipment related to its oilfield pipe inspection service line during the second quarter of 2017. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $2.2 million for the six months ended June 30, 2017 compared to $188 thousand for the same period in the prior year.

Interest expense. Interest expense of $217 thousand for the six months ended June 30, 2017 decreased compared to $451 thousand for the six months ended June 30, 2016. Interest expense declined during the quarter because RPC had no outstanding balances under its revolving credit facility during 2017. Interest expense during the first and second quarters of 2017 consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax provision (benefit). Income tax provision was $23.6 million during the six months ended June 30, 2017 compared to an income tax benefit of $69.2 million for the same period in 2016. The effective tax rate was 33.2 percent for the six months ended June 30, 2017 compared to an effective tax benefit rate of 46.0 percent for the six months ended June 30, 2016. The Company adopted the provisions of ASU 2016-09 in the first quarter of 2017 that requires excess tax benefits and deficiencies relating to shared-based payment awards to be recognized as a component of income tax expense rather than stockholders’ equity as in prior periods. Accordingly, the excess tax benefit of $2.6 million was recorded as a beneficial discrete adjustment to the provision for income taxes for the six months ended June 30, 2017. The 2016 income tax benefit and associated benefit rate was the result of operational losses and the one-time beneficial impact of a resolution of a tax matter with a state taxing authority totaling $15.7 million, offset by the detrimental effect of non-deductible permanent items.

RPC, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents as of June 30, 2017 were $125.8 million. The following table sets forth the historical cash flows for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$28,669	$92,261
Net cash used for investing activities	(22,238)	(13,159)
Net cash used for financing activities	(12,454)	(2,944)

Cash provided by operating activities for the six months ended June 30, 2017 decreased by $63.6 million compared to the same period in the prior year. This decrease is due primarily to net unfavorable changes in working capital of $176.0 million coupled with decreases in depreciation and amortization expenses of $31.4 million, partially offset by increases in net income of $128.7 million and long-term liabilities of $14.4 million primarily related to the favorable settlement of a state income tax matter.

The net unfavorable change in working capital is primarily due to unfavorable changes of $277.3 million in accounts receivable due to higher business activity levels, $17.0 million in inventories, $2.5 million in prepaid expenses and other current assets, $5.0 in accrued expenses and $2.1 million in other non-current assets. This unfavorable change was partially offset by favorable changes of $63.3 million in accounts payable, $56.9 million in net income taxes receivable/ payable and $5.7 million in accrued payroll and related expenses consistent with higher business activity levels coupled with the timing of payments.

Cash used for investing activities for the six months ended June 30, 2017 increased by $9.1 million, compared to the six months ended June 30, 2016, primarily because of higher capital expenditures.

Cash used for financing activities for the six months ended June 30, 2017 increased by $9.5 million primarily as a result of repurchases of the Company’s shares on the open market and for taxes related to the vesting of certain restricted shares.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2017 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $125 million revolving credit facility that matures in January 2019. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On June 30, 2016, the Company amended the revolving credit facility to (1) establish a borrowing base to be the lesser of $125 million or a specified percentage of eligible accounts receivable less the amount of any outstanding letters of credit. As of June 30, 2017, there were no outstanding borrowings. RPC had letters of credit outstanding relating to self-insurance programs and contract bids totaling $19.1 million as of June 30, 2017. For additional information with respect to RPC’s facility, see Note 9 of the Notes to Consolidated Financial Statements included in the report.

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

Cash Requirements

The Company currently expects that capital expenditures will be approximately $100 million during 2017, of which $30.6 million has been spent as of June 30, 2017. We expect capital expenditures for the remainder of 2017 to be primarily directed toward capitalized equipment maintenance. The actual amount of 2017 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

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

As of June 30, 2017, the Company’s stock buyback program authorizes the repurchase of up to 31,578,125 shares. There were 348,000 shares repurchased on the open market during the second quarter of 2017, and 1,702,154 shares remain available to be repurchased under the current authorization as of June 30, 2017. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On July 25, 2017, the Board of Directors approved a $0.06 per share cash dividend payable September 11, 2017 to stockholders of record at the close of business August 10, 2017. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. Since oilfield activity began to increase in the first quarter of 2017, the Company has experienced upward pressure on the price of labor due to the shortage of skilled employees coupled with increases in the prices of certain raw materials used in providing our services. Thus far in this period of increasing activity, the Company successfully increased pricing for our services to compensate for these price increases, although no assurance can be given that the Company will continue to be able to do so in the future.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc., RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the six months ended June 30, 2017, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $386,000 for the six months ended June 30, 2017 compared to $391,000 for the comparable period in 2016.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $800,000 for the six months ended June 30, 2017 and $543,000 for the six months ended June 30, 2016.

RPC, INC. AND SUBSIDIARIES

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $52,000 for the six months ended June 30, 2017 and $56,000 for the six months ended June 30, 2016.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our plans to continue to pursue international growth opportunities and our belief that international revenues will continue to represent a low percentage of our consolidated revenues in the future; our expectation for the amount and focus of our capital expenditures during 2017; the belief that U.S. oilfield activity will continue to increase in the near term; the belief that the price of oil has risen to a level that provides our customers financial returns that will encourage drilling and production activities; the belief that the price of natural gas has not risen to a level that encourages our customers to increase their drilling and production activities; the belief that current commodity price trends, if they continue, have moderately positive implications for near term activity levels; the belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term; the belief that increases in U.S. domestic rig count will moderate during the near term; the belief that the pricing for our services has reached a level that will allow for the industry to maintain its fleet of revenue-producing equipment or hire additional personnel to operate idle equipment; the belief that the steep decline in oil-directed drilling in the U.S. domestic oil market will reduce U.S. domestic oil production and serve as a catalyst for oil prices to increase; the belief that many of our competitors are not maintaining their equipment to a level that allows them to provide reliable, consistent services to their customers; our plans to maintain our financial structure which includes little or no debt during the near term; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; our expectation that we will resume cash dividends, subject to the earnings and financial condition of the Company and other relevant factors; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our beliefs regarding oil field activity and the related impact on wages for skilled labor and the prices of raw material used in providing our services; our belief that changes in foreign exchange rates are not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of June 30, 2017, there were no outstanding interest-bearing advances on our credit facility, which bears interest at a floating rate.

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

As of the end of the period covered by this report, June 30, 2017 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased by the Company and affiliated purchases in the second quarter of 2017 are outlined below.

					Maximum Number
				Total Number of	(or Approximate
				Shares (or Units)	Dollar Value) of
	Total			Purchased as	Shares (or Units)
	Number of		Average	Part of Publicly	that May Yet Be
	Shares		Price Paid Per	Announced	Purchased Under
	(or Units)		Share	Plans or	the Plans or
Period	Purchased		(or Unit)	Programs	Programs (1)

April 1, 2017 to April 30, 2017	—		$—	—	2,050,154
May 1, 2017 to May 31, 2017	348,212	(1)(2)	17.81	348,000	1,702,154
June 1, 2017 to June 30, 2017	28,597	(2)	20.21	—	1,702,154
Totals	376,809		$17.99	348,000	1,702,154

(1)	The Company has a stock buyback program initially adopted in 1998 and subsequently amended in 2013 that authorizes the repurchase of up to 31,578,125 shares. There were 348,000 shares repurchased as part of this program during the second quarter of 2017. As of June 30, 2017, there are 1,702,154 shares available for repurchase under the current authorization. Currently the program does not have a predetermined expiration date.
(2)	Includes shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

The information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5. OTHER INFORMATION

None.

RPC, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2017).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
95.1	Mine Safety Disclosures.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Richard A. Hubbell
Date: July 31, 2017	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: July 31, 2017	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

