Form 10-Q
period 2017-09-30
RPC INC
filed 2017-10-31
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of October 20, 2017, RPC, Inc. had 216,585,808 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(In thousands)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS		(Note 1)

Cash and cash equivalents	$136,892	$131,835
Accounts receivable, net of allowance for doubtful accounts of $3,952 in 2017 and $2,553 in 2016	375,418	169,166
Inventories	113,359	108,316
Income taxes receivable	3,141	57,174
Prepaid expenses	5,587	6,718
Other current assets	8,043	5,848
Total current assets	642,440	479,057
Property, plant and equipment, less accumulated depreciation of $1,643,347 in 2017 and $1,595,508 in 2016	444,662	497,986
Goodwill	32,150	32,150
Other assets	29,374	26,259
Total assets	$1,148,626	$1,035,452

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$121,880	$70,536
Accrued payroll and related expenses	25,254	12,130
Accrued insurance expenses	4,224	4,099
Accrued state, local and other taxes	7,706	3,094
Income taxes payable	4,201	4,929
Other accrued expenses	1,098	6,680
Total current liabilities	164,363	101,468
Long-term accrued insurance expenses	10,320	9,537
Long-term pension liabilities	34,934	32,864
Deferred income taxes	53,529	81,466
Other long-term liabilities	3,627	3,318
Total liabilities	266,773	228,653
Common stock	21,658	21,749
Capital in excess of par value	—	—
Retained earnings	877,320	803,152
Accumulated other comprehensive loss	(17,125)	(18,102)
Total stockholders' equity	881,853	806,799
Total liabilities and stockholders' equity	$1,148,626	$1,035,452

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$470,999	$175,884	$1,167,928	$507,977
Cost of revenues (exclusive of items shown below)	294,820	146,615	765,078	434,868
Selling, general and administrative expenses	39,738	34,859	117,183	114,863
Depreciation and amortization	39,587	51,975	125,513	168,891
Gain on disposition of assets, net	(503)	(1,148)	(5,779)	(3,919)
Operating income (loss)	97,357	(56,417)	165,933	(206,726)
Interest expense	(105)	(115)	(322)	(566)
Interest income	488	169	1,028	296
Other income, net	564	86	2,786	274
Income (loss) before income taxes	98,304	(56,277)	169,425	(206,722)
Income tax provision (benefit)	40,970	(17,335)	64,617	(86,583)
Net income (loss)	$57,334	$(38,942)	$104,808	$(120,139)

Earnings (loss) per share
Basic	$0.26	$(0.18)	$0.48	$(0.56)
Diluted	$0.26	$(0.18)	$0.48	$(0.56)

Dividends per share	$0.06	$—	$0.06	$—

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$57,334	$(38,942)	$104,808	$(120,139)

Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	135	126	405	380
Foreign currency translation	353	(144)	584	712
Unrealized gain (loss) on securities, net of taxes	9	7	(12)	(2)
Comprehensive income (loss)	$57,831	$(38,953)	$105,785	$(119,049)

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(In thousands)

(Unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2016	217,489	$21,749	$—	$803,152	$(18,102)	$806,799
Stock issued for stock incentive plans, net	459	46	8,973	—	—	9,019
Stock purchased and retired	(1,363)	(137)	(8,973)	(17,614)	—	(26,724)
Net income	—	—	—	104,808	—	104,808
Dividends	—	—	—	(13,026)	—	(13,026)
Pension adjustment, net of taxes	—	—	—	—	405	405
Foreign currency translation	—	—	—	—	584	584
Unrealized loss on securities, net of taxes	—	—	—	—	(12)	(12)
Balance, September 30, 2017	216,585	$21,658	$-	$877,320	$(17,125)	$881,853

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$104,808	$(120,139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	127,679	171,642
Stock-based compensation expense	9,019	8,065
Gain on disposition of assets, net	(5,779)	(3,919)
Deferred income tax benefit	(28,163)	(31,677)
Excess tax benefits for share-based payments	—	(360)
(Increase) decrease in assets:
Accounts receivable	(206,201)	89,173
Income taxes receivable	54,033	1,488
Inventories	(4,730)	17,843
Prepaid expenses	1,134	4,436
Other current assets	(2,037)	(378)
Other non-current assets	(3,135)	(1,251)
Increase (decrease) in liabilities:
Accounts payable	47,151	(21,603)
Income taxes payable	(728)	(3,613)
Accrued payroll and related expenses	13,088	(2,067)
Accrued insurance expenses	125	636
Accrued state, local and other taxes	4,612	4,154
Other accrued expenses	(5,385)	52
Pension liabilities	2,708	(2,121)
Long-term accrued insurance expenses	783	(1,642)
Other long-term liabilities	309	(14,159)
Net cash provided by operating activities	109,291	94,560

INVESTING ACTIVITIES
Capital expenditures	(75,016)	(24,917)
Proceeds from sale of assets	10,532	7,141
Net cash used for investing activities	(64,484)	(17,776)

FINANCING ACTIVITIES
Payment of dividends	(13,026)	—
Debt issuance costs for notes payable to banks	—	(35)
Excess tax benefits for share-based payments	—	360
Cash paid for common stock purchased and retired	(26,724)	(3,218)
Net cash used for financing activities	(39,750)	(2,893)

Net increase in cash and cash equivalents	5,057	73,891
Cash and cash equivalents at beginning of period	131,835	65,196
Cash and cash equivalents at end of period	$136,892	$139,087

Supplemental cash flows disclosure:
Interest paid, net of amounts capitalized	$192	$373
Income taxes paid (refund), net	$39,775	$(39,333)

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$7,552	$3,002

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Current Status of implementation:

The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on its revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company’s services are primarily short-term in nature, and the assessment at this stage is that the Company does not expect the adoption of the new revenue recognition standard to have a material impact on its financial statements. As part of its preparation to adopt the standard, the Company established an initial project governance framework, selected a working group and hired a third party service provider to assist with the evaluation. The Company has completed a preliminary review of a representative sample of contracts with its customers and identified the variable consideration provisions of the new guidance as potentially having the most impact on the Company’s method of recognizing revenue. In the next phases of solution development and implementation, the Company will prepare technical accounting memorandums, draft new formal accounting policies, outline and refine required disclosures, identify new IT system requirements, as well as assess the need for additional contract reviews to ensure a representative sample of how the Company contracts with its customers has been chosen. The Company plans to adopt the standard in the first quarter of 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER PRONOUNCEMENTS:

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

ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The provisions are applicable when there are changes to the terms or conditions of a share-based payment award. The amendments require an entity to apply modification accounting for the effects of changes to the terms and conditions of a share-based payment award unless certain conditions including fair value, vesting conditions and classification are met. The amendments are effective beginning in the first quarter of 2018 with early application permitted under certain circumstances. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments require the credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration should presented as an allowance rather than a write-down. It also allows recording of credit loss reversals in current period net income. The amendments are effective starting in the first quarter of 2020 with early application permitted a year earlier. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for annual or any interim goodwill impairment tests beginning in 2020 applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Net income (loss) available for stockholders:	$57,334	$(38,942)	$104,808	$(120,139)
Less: Adjustments for earnings attributable to participating securities	(732)	-	(1,392)	-
Net income (loss) used in calculating losses per share	$56,602	$(38,942)	$103,416	$(120,139)

Weighted average shares outstanding (including participating securities)	216,958	217,531	217,401	217,511
Adjustment for participating securities	(2,829)	(3,265)	(2,936)	(3,298)
Shares used in calculating basic and diluted earnings (loss) per share	214,129	214,266	214,465	214,213

5.	STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares. As of September 30, 2017, there were 5,757,734 shares available for grant.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30
(in thousands)	2017	2016	2017	2016
Pre-tax expense	$3,007	$2,703	$9,019	$8,065
After tax expense	$1,909	$1,716	$5,727	$5,121

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2017:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2016	3,217,075	$12.91
Granted	563,065	21.66
Vested	(894,042)	13.34
Forfeited	(103,933)	14.05
Non-vested shares at September 30, 2017	2,782,165	$14.50

The total fair value of shares vested was approximately $19,271,000 during the nine months ended September 30, 2017 and $9,611,000 during the nine months ended September 30, 2016. Excess tax benefits realized from tax compensation deductions in excess of compensation expense have been reflected as follows:

•	$2,562,000 for the nine months ended September 30, 2017 has been recorded as a discrete income tax adjustment and classified within operating activities in the consolidated statements of cash flows; and

•	$360,000 for the nine months ended September 30, 2016 were credited to capital in excess of par value and classified within financing activities as an inflow in addition to being disclosed as an outflow within operating activities in the consolidated statements of cash flows.

The change in classification beginning in the first quarter of 2017 was in accordance with the amendments of ASU 2016-09.

As of September 30, 2017, total unrecognized compensation cost related to non-vested restricted shares was $41,850,000, which is expected to be recognized over a weighted-average period of 3.5 years.

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

Technical Services include RPC’s oil and gas services that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing well, or to address well control issues. This operating segment consists primarily of pressure pumping, downhole tools, coiled tubing, snubbing, nitrogen, well control, wireline and fishing. The services offered under Technical Services are high capital and personnel intensive businesses. The common drivers of operational and financial success of these services include diligent equipment maintenance, strong logistical processes, and appropriately trained personnel who function well in a team environment. The Company considers all of these services to be closely integrated oil and gas well servicing businesses, and makes resource allocation and performance assessment decisions based on this operating segment as a whole across these various services. The principal markets for this segment include the United States, including the Gulf of Mexico, the mid-continent, southwest, Rocky Mountain and Appalachian regions, and international locations including primarily Argentina, Canada, China, Gabon, Colombia and the Middle East. Customers include major multi-national and independent oil and gas producers, and selected nationally-owned oil companies.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information with respect RPC’s reportable segments for the nine months ended September 30, 2017 and 2016 are shown in the following table:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2017	2016	2017	2016
Revenues:
Technical Services	$455,719	$163,331	$1,127,379	$470,020
Support Services	15,280	12,553	40,549	37,957
Total revenues	$470,999	$175,884	$1,167,928	$507,977
Operating income (loss):
Technical Services	$104,349	$(48,627)	$184,455	$(177,581)
Support Services	(2,062)	(5,541)	(10,622)	(19,340)
Corporate	(5,433)	(3,397)	(13,679)	(13,724)
Gain on disposition of assets, net	503	1,148	5,779	3,919
Total operating income (loss)	$97,357	$(56,417)	$165,933	$(206,726)
Interest expense	(105)	(115)	(322)	(566)
Interest income	488	169	1,028	296
Other income, net	564	86	2,786	274
Income (loss) before income taxes	$98,304	$(56,277)	$169,425	$(206,722)

As of and for the nine months ended September 30, 2017 (in thousands)	Technical Services	Support Services	Corporate	Total
Depreciation and amortization	$111,567	$13,599	$347	$125,513
Capital expenditures	66,445	7,669	902	75,016
Identifiable assets	$894,714	$75,550	$178,362	$1,148,626

As of and for the nine months ended September 30, 2016 (in thousands)	Technical Services	Support Services	Corporate	Total
Depreciation and amortization	$148,880	$19,657	$354	$168,891
Capital expenditures	20,596	1,953	2,368	24,917
Identifiable assets	$749,721	$78,471	$224,700	$1,052,892

7.	INVENTORIES

Inventories of $113,359,000 at September 30, 2017 and $108,316,000 at December 31, 2016 consist of raw materials, parts and supplies.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2017	2016	2017	2016
Interest cost	$483	$502	$1,449	$1,505
Expected return on plan assets	(589)	(533)	(1,767)	(1,599)
Amortization of net losses	213	200	638	599
Net periodic benefit cost	$107	$169	$320	$505

The Company did not make a contribution to this plan during the nine months ended September 30, 2017; however, a contribution of $4,300,000 was made during the nine months ended September 30, 2016.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $21,788,000 as of September 30, 2017 and $18,367,000 as of December 31, 2016. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses. Trading gains (losses) related to the SERP assets were approximately as follows:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2017	2016	2017	2016
Trading gains (losses), net	$428	$977	$1,981	$713

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

On June 30, 2016, the Company amended the revolving credit facility to (1) establish a borrowing base to be the lesser of (a) $125 million or (b) the difference between (i) a specified percentage (ranging from 70% to 80%) of eligible accounts receivable less (ii) the amount of any outstanding letters of credit, (2) secure payment obligations under the credit facility with a security interest in the consolidated accounts receivable, and (3) replace the financial covenants related to minimum leverage and debt service coverage ratios with a covenant to maintain a minimum tangible net worth of not less than $700 million. As of September 30, 2017, the Company was in compliance with this covenant.

Revolving loans under the amended revolving credit facility bear interest at one of the following two rates at the Company’s election:

•	the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s publicly announced “prime rate,” and (c) the Eurodollar Rate plus 1.00%; in each case plus a margin that ranges from 0.125% to 1.125% based on a quarterly consolidated leverage ratio calculation; or

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	the Eurodollar Rate, which is the rate per annum equal to the London Interbank Offering Rate (“LIBOR”) plus, a margin ranging from 1.125% to 2.125%, based upon a quarterly debt covenant calculation.

In addition, the Company pays an annual fee ranging from 0.225% to 0.325%, based on a quarterly consolidated leverage ratio calculation, on the unused portion of the credit facility.

The Company has incurred loan origination fees and other debt related costs associated with the revolving credit facility in the aggregate of approximately $3.0 million. These costs, net of amounts written off as a result of a reduction in the size of the revolving credit facility in 2015, are being amortized to interest expense over the remaining term of the five-year loan, and the remaining net balance of $0.2 million at September 30, 2017 is classified as part of non-current other assets.

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

As of September 30, 2017, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.1 million; therefore, a total of $105.9 million of the facility was available.

Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, was as follows:

	Three months ended September 30		Nine months ended September 30
(in thousands except interest rate data)	2017	2016	2017	2016
Interest incurred	$104	$115	$311	$334

10.	INCOME TAXES

The Company determines its periodic income tax benefit or expense based upon the current period income and the annual estimated tax rate for the Company adjusted for discrete items including changes to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

For the three months ended September 30, 2017, the effective tax rate reflects an income tax provision of 41.7 percent compared to an income tax benefit of 30.8 percent for the comparable period in the prior year. For the nine months ended September 30, 2017, the effective tax rate reflects an income tax provision of 38.1 percent compared to an effective tax benefit rate of 41.9 percent for the comparable period in the prior year. The 2017 effective rate includes detrimental discrete adjustments related to state taxes and net operating losses, partially offset by a beneficial discrete adjustment resulting from the recently adopted provisions of ASU 2016-09 that requires excess tax benefits and deficiencies related to share based payment awards to be recognized as a component of income tax expense rather than stockholders’ equity. Accordingly, a net detrimental discrete adjustment of $1.1 million is reflected in the 2017 nine-month effective rate. The 2016 income tax benefit and associated benefit rate was the result of operational losses and the one-time beneficial impact of a resolution of a tax matter with a state taxing authority totaling $15.7 million, offset by the detrimental effect of non-deductible permanent items.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of September 30, 2017 and December 31, 2016:

		Fair Value Measurements at September 30, 2017 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities – equity securities	$289	$289	$—	$—
Investments measured at net asset value – trading securities	$21,788

		Fair Value Measurements at December 31, 2016 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities – equity securities	$264	$264	$—	$—
Investments measured at net asset value – trading securities	$18,367

The Company determines the fair value of marketable securities classified as available-for-sale through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities classified as trading are comprised of the SERP assets, as described in Note 8, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the period ended September 30, 2017, there were no significant transfers in or out of levels 1, 2 or 3.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Company’s revolving credit facility, there was no balance outstanding at September 30, 2017 and December 31, 2016. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

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

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2016	$(15,503)	$39	$(2,638)	$(18,102)
Change during the period:
Before-tax amount	—	(19)	584	565
Tax benefit	—	7	—	7
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	405	—	—	405
Total activity for the period	405	(12)	584	977
Balance at September 30, 2017	$(15,098)	$27	$(2,054)	$(17,125)

(1) Reported as part of selling, general and administrative expenses.

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2015	$(14,715)	$36	$(3,290)	$(17,969)
Change during the period:
Before-tax amount	—	(3)	712	709
Tax benefit	—	1	—	1
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	380	—	—	380
Total activity for the period	380	(2)	712	1,090
Balance at September 30, 2016	$(14,335)	$34	$(2,578)	$(16,879)

(1) Reported as part of selling, general and administrative expenses.

13.	SUBSEQUENT EVENT

On October 24, 2017, the Board of Directors declared a regular quarterly cash dividend of $0.07 per share and a special year-end dividend of $0.07 per share. Both dividends are payable December 11, 2017 to common stockholders of record at the close of business November 10, 2017.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016 is incorporated herein by reference. In 2017, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the three months ended September 30, 2017, capital expenditures totaled $44.4 million primarily directed toward both maintenance of our existing equipment and initial payments on new revenue-producing equipment.

During the third quarter of 2017, revenues increased 167.8 percent to $471.0 million compared to the same period in the prior year. The increase in revenues is due to higher activity levels and pricing for our services, higher service intensity, and continued activation of previously idled revenue-producing equipment. International revenues for the third quarter of 2017 increased 26.6 percent to $13.6 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to represent a low percentage of RPC’s consolidated revenues in the future.

Cost of revenues increased during the third quarter of 2017 in comparison to the same period of the prior year due to higher activity levels and service intensity. As a percentage of revenues, cost of revenues decreased due to improved pricing for our services as well as leverage of higher revenues over direct employment costs.

Selling, general and administrative expenses were $39.7 million in the third quarter of 2017 compared to $34.9 million in the third quarter of 2016. The increase in these expenses was due to higher compensation costs, primarily incentive compensation, as well as other expenses consistent with higher activity levels. As a percentage of revenues, these costs decreased to 8.4 percent in the third quarter of 2017 compared to 19.8 percent in the third quarter of 2016, due to the leverage of higher revenues over primarily fixed costs.

Income before income taxes was $98.3 million for the three months ended September 30, 2017 compared to a loss of $56.3 million in the same period of 2016. Diluted earnings per share were $0.26 for the three months ended September 30, 2017 compared to a loss per share of $0.18 in the same period of 2016. Cash provided by operating activities increased to $109.3 million for the nine months ended September 30, 2017 compared to $94.6 million in the same period of 2016 due to higher earnings partially offset by an unfavorable change in working capital.

We expect capital expenditures during full year 2017 will be approximately $150 million, and will be directed primarily towards new revenue-producing equipment and capitalized maintenance of our existing equipment.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and the second quarter of 2016, the drilling rig count fell by approximately 79 percent. During the second quarter of 2016, the U.S. domestic drilling rig count reached the lowest level ever recorded. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil began to fall at that time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. During the second quarter of 2016, the price of oil and the U.S. domestic rig count began to increase, and increased steadily throughout the remainder of 2016 and through the third quarter of 2017. As of the beginning of the fourth quarter of 2017, the U.S. domestic rig count was more than 100 percent higher than the historically low rig count reported during the second quarter of 2016. RPC believes that U.S. oilfield well completion activity will continue to increase, although improvements in drilling rig efficiencies will cause drilling rig count increases to moderate during the near term.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. During the first two quarters of 2016, the prices of oil and natural gas remained at low levels that discouraged our customers from undertaking most of their potential exploration and production activities. The prices of oil and natural gas increased during the third and fourth quarters of 2016 and into the first and second quarters of 2017, although the prices of these commodities has not changed materially during the third quarter of 2017. We believe that the price of oil has risen to a level that provides adequate financial returns to our customers and encourages increased drilling and production activities in many domestic oil-producing basins. However, the price of natural gas has not risen to a level that encourages our customers to increase their drilling and production activities, and we remain discouraged that U.S. production of natural gas remains high in spite of historically low drilling activities. The average price of natural gas liquids increased by 61.2 percent during the third quarter of 2017 as compared to the prior year, and by 21.8 percent compared to the second quarter of 2017. Prevailing commodity prices early in the fourth quarter of 2017 have moderately positive implications for RPC’s near-term activity levels.

The majority of the U.S. domestic rig count remains directed towards oil. At the end of the third quarter of 2017, approximately 80 percent of the U.S. domestic rig count was directed towards oil, consistent with the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.

We continue to monitor the market for our services and the competitive environment during 2017. The U.S. domestic rig count has increased sharply since the historical low recorded during the second quarter of 2016, which has increased demand and pricing for our services. We believe that pricing for our services has reached a level that provides financial returns that will allow the industry to maintain its fleet of revenue-producing equipment and hire additional personnel to operate idle equipment. For this reason, we continue to monitor our competitors’ potential additions of revenue-producing equipment. We are encouraged by the fact that drilling and completion activities continue to be highly service-intensive and require a large amount of equipment and raw materials. Furthermore, we note that some wells in the U.S. domestic market have been drilled but not completed. We believe that many of our customers have started to complete these wells, and that they provide potential revenue for RPC’s completion-directed services during the near term. Finally, we are encouraged by our belief that many of our competitors have not maintained their equipment to a level that allows them to provide reliable, consistent services to their customers. During 2015 and the first three quarters of 2016, we responded to the significant declines in industry activity levels and pricing for our services by reducing costs and employee headcount and closed selected operational locations. During the fourth quarter of 2016, however, we started recruiting and hiring operational personnel to respond to increased industry activity levels.

RPC, INC. AND SUBSIDIARIES

During 2015 and through the first three quarters of 2016, a number of smaller competitors ceased operations and sold their businesses or liquidated their assets. During 2016, several of our peers filed for bankruptcy protection. While these developments placed us in a more favorable competitive position, they were offset by the fact that the capital markets have recently provided capital to allow several of our competitors to emerge from bankruptcy and several other private equity-funded companies to complete initial public offerings of their common stock. Several competitors have announced plans to increase their fleets of revenue-producing equipment during the fourth quarter of 2017 and 2018. We monitor these developments closely, but believe that demand for revenue-producing service capacity will continue to exceed supply during the near term. RPC also monitors the financial stability of our customers, because many of them rely on the debt and equity markets as a source of capital to conduct their operations, and if these sources of capital do not continue, our customers may have to curtail their drilling and completion operations. RPC does not plan to increase the size of its fleet of revenue-producing equipment during 2017, although in the third quarter of 2017 we announced that we have placed orders for new revenue-producing equipment to be delivered during the first and second quarters of 2018. Our consistent response to the industry's potential uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending. We intend to maintain a financial structure that includes little or no debt during the near term. An additional benefit of our financial liquidity that we have been able to take advantage of is our ability to maintain our equipment during the recent industry downturn, which allowed us to benefit immediately when industry activity levels increased and we were able to return our idle revenue-producing equipment to service quickly and at minimal cost.

Results of Operations

	Three months ended		Nine months ended
	September 30		September 30
	2017	2016	2017	2016

Consolidated revenues [in thousands]	$470,999	$175,884	$1,167,928	$507,977
Revenues by business segment [in thousands]:
Technical	$455,719	$163,331	$1,127,379	$470,020
Support	15,280	12,553	40,549	37,957

Consolidated operating income (loss) [in thousands]	$97,357	$(56,417)	$165,933	$(206,726)
Operating income (loss) by business segment [in thousands]:
Technical	$104,349	$(48,627)	$184,455	$(177,581)
Support	(2,062)	(5,541)	(10,622)	(19,340)
Corporate	(5,433)	(3,397)	(13,679)	(13,724)
Gain on disposition of assets, net	503	1,148	5,779	3,919

Percentage cost of revenues to revenues	62.6%	83.4%	65.5%	85.6%
Percentage selling, general & administrative expenses to revenues	8.4%	19.8%	10.0%	22.6%
Percentage depreciation and amortization expense to revenues	8.4%	29.6%	10.7%	33.2%
Average U.S. domestic rig count	946	483	862	482
Average natural gas price (per thousand cubic feet (mcf))	$2.95	$2.88	$3.01	$2.34
Average oil price (per barrel)	$48.09	$44.93	$49.32	$41.57

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

Revenues. Revenues for the three months ended September 30, 2017 increased 167.8 percent compared to the three months ended September 30, 2016. Domestic revenues of $457.4 million increased 177.0 percent compared to the same period in the prior year. The increase in revenues is due to higher activity levels and pricing for our services, higher service intensity, and continued activation of previously idled revenue-producing equipment. International revenues of $13.6 million increased 26.6 percent for the three months ended September 30, 2017 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas was 2.4 percent higher and the average price of oil was 7.0 percent higher during the third quarter of 2017 as compared to the same period in the prior year. The average domestic rig count during the current quarter was 95.9 percent higher than the same period in 2016.

The Technical Services segment revenues for the third quarter of 2017 increased 179.0 percent compared to the same period in the prior year due to improved pricing, higher activity levels and a larger active fleet of revenue-producing equipment, particularly within our pressure pumping service line, which is the largest service line within Technical Services. The Support Services segment revenues for the third quarter of 2017 increased by 21.7 percent compared to the same period in the prior year. This increase was due principally to improved activity levels in the rental tool service line, which is the largest service line within this segment. Technical Services reported operating income of $104.3 million for the third quarter of 2017 compared to an operating loss of $48.6 million in the third quarter of the prior year, while Support Services reported operating losses of $2.1 million for the third quarter of 2017 and $5.5 million for the third quarter of 2016. Corporate expenses increased during the third quarter of 2017 in comparison to the prior year due to expenses that vary with higher activity levels and profitability, such as incentive compensation.

Cost of revenues.  Cost of revenues increased 101.1 percent to $294.8 million for the three months ended September 30, 2017 compared to $146.6 million for the three months ended September 30, 2016. Cost of revenues increased primarily due to higher activity levels and service intensity. As a percentage of revenues, cost of revenues decreased due to improved pricing for our services, as well as leverage of higher revenues over direct employment costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $39.7 million for the three months ended September 30, 2017 and $34.9 million for the three months ended September 30, 2016. The increase in these expenses was due to higher compensation costs, primarily incentive compensation, as well as other expenses consistent with higher activity levels. As a percentage of revenues, these costs decreased to 8.4 percent in the third quarter of 2017 compared to 19.8 percent in the third quarter of 2016, due to the leverage of higher revenues over primarily fixed costs.

Depreciation and amortization. Depreciation and amortization decreased 23.8 percent to $39.6 million for the three months ended September 30, 2017, compared to $52.0 million for the quarter ended September 30, 2016 due to lower capital expenditures over the previous two years.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $0.5 million for the three months ended September 30, 2017 compared to $1.1 million for the three months ended September 30, 2016.  The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income (expense), net. Other income, net was $564 thousand for the three months ended September 30, 2017 compared to $86 thousand for the same period in the prior year.

Interest expense. Interest expense was $105 thousand for the three months ended September 30, 2017 compared to $115 thousand for the three months ended September 30, 2016. Interest expense during the third quarters of 2017 and 2016 consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax provision (benefit). Income tax provision was $41.0 million during the three months ended September 30, 2017 compared to an income tax benefit of $17.3 million for the same period in 2016. The effective tax rate was 41.7 percent for the three months ended September 30, 2017 compared to an effective beneficial tax rate of 30.8 percent for the three months ended September 30, 2016. The 2017 third quarter provision reflects a detrimental discrete tax adjustment of $4.1 million primarily related to a change in estimates for prior year state taxes and net operating losses. The 2016 beneficial tax rate was the result of operational losses offset by the detrimental effect of non-deductible permanent items and the detrimental tax adjustment of $1.7 million for state taxes and net operating losses.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2016

Revenues. Revenues for the nine months ended September 30, 2017 increased 129.9 percent compared to the nine months ended September 30, 2016. Domestic revenues of $1.1 billion increased 140.5 percent compared to the same period in the prior year. The increase in revenues resulted primarily from higher activity levels and pricing for our services, higher service intensity, and continued activation of previously idled revenue-producing equipment. International revenues of $38.4 million increased 0.3 percent for the nine months ended September 30, 2017 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration and can be difficult to predict.

The average price of natural gas was 28.8 percent higher and the average price of oil was 18.7 percent higher during the nine months ended September 30, 2017 as compared to the same period in the prior year. The average domestic rig count during the nine months ended September 30, 2017 was 78.8 percent higher than the same period in 2016.

RPC, INC. AND SUBSIDIARIES

The Technical Services segment revenues for the nine months ended September 30, 2017 increased 139.9 percent compared to the same period in the prior year due to improved pricing, higher activity levels and a larger active fleet of revenue-producing equipment, particularly within our pressure pumping service line, which is the largest service line within Technical Services. The Support Services segment revenues for the nine months ended September 30, 2017 increased 6.8 percent compared to the same period in the prior year. Technical Services reported operating income of $184.5 million for the nine months ended September 30, 2017 compared to an operating loss of $177.6 million in the same period of the prior year. Support Services reported lower operating losses of $10.6 million during the nine months ended September 30, 2017 compared to $19.3 million in the prior year of the same period.

Cost of revenues.  Cost of revenues increased 75.9 percent to $765.1 million for the nine months ended September 30, 2017 compared to $434.9 million for the nine months ended September 30, 2016.  Cost of revenues increased due to higher activity levels and service intensity. As a percentage of revenues, cost of revenues decreased due to improved pricing for our services as well as leverage of higher revenues over direct employment costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $117.2 million for the nine months ended September 30, 2017 compared to $114.9 million for the nine months ended September 30, 2016. This increase is due to higher compensation costs, as well as other expenses consistent with higher activity levels partially offset by lower bad debt expense and professional fees. As a percentage of revenues, these costs decreased to 10.0 percent in the nine months ended September 30, 2017 compared to 22.6 percent in the same period of the prior year, due to lower expenses and improved leverage of higher revenues over fixed costs.

Depreciation and amortization. Depreciation and amortization decreased 25.7 percent to $125.5 million for the nine months ended September 30, 2017, compared to $168.9 million for the nine months ended September 30, 2016 due to lower capital expenditures in the prior year.

Gain on disposition of assets, net.  Gain on disposition of assets, net was $5.8 million for the nine months ended September 30, 2017 compared to $3.9 million for the nine months ended September 30, 2016.  The increase is due to the sale of operating equipment related to its oilfield pipe inspection service line during the second quarter of 2017. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $2.8 million for the nine months ended September 30, 2017 compared to $274 thousand for the same period in the prior year.

Interest expense. Interest expense of $322 thousand for the nine months ended September 30, 2017 decreased compared to $566 thousand for the nine months ended September 30, 2016 and primarily consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax provision (benefit).  Income tax provision was $64.6 million during the nine months ended September 30, 2017 compared to an income tax benefit of $86.6 million for the same period in 2016. The effective tax rate was 38.1 percent for the nine months ended September 30, 2017 compared to an effective tax benefit rate of 41.9 percent for the nine months ended September 30, 2016. The 2017 effective rate includes the detrimental discrete tax adjustments related to a change in estimates for prior year state taxes and net operating losses, partially offset by a beneficial discrete tax adjustment resulting from the recently adopted provisions of ASU 2016-09 that requires excess tax benefits and deficiencies relating to share based payment awards to be recognized as a component of income tax expense rather than stockholders’ equity. The 2016 income tax benefit and associated benefit rate was the result of operational losses and the one-time beneficial impact of a resolution of a tax matter with a state taxing authority totaling $15.7 million, offset by the detrimental effect of non-deductible permanent items.

RPC, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents as of September 30, 2017 were $136.9 million. The following table sets forth the historical cash flows for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$109,291	$94,560
Net cash used for investing activities	(64,484)	(17,776)
Net cash used for financing activities	(39,750)	(2,893)

Cash provided by operating activities for the nine months ended September 30, 2017 increased by $14.7 million compared to the same period in the prior year. This increase is due primarily to a net improvement in net income of $224.9 million and other long-term liabilities of $14.5 million primarily related to the favorable settlement of a state income tax matter partially offset by net unfavorable changes in working capital of $189.1 million coupled with a decrease in depreciation and amortization expenses of $44.0 million. The net unfavorable change in working capital is primarily due to unfavorable changes of $295.4 million in accounts receivable and $22.6 million in inventories due to higher business activity levels, $5.0 million in prepaid expenses and other current assets and $5.4 in accrued expenses. This unfavorable change was partially offset by favorable changes in working capital of $68.8 million in accounts payable, $55.4 million in net income taxes receivable/ payable and $15.2 million in accrued payroll and related expenses consistent with higher business activity levels coupled with the timing of payments and receipts of tax refunds.

Cash used for investing activities for the nine months ended September 30, 2017 increased by $46.7 million, compared to the nine months ended September 30, 2016, primarily because of higher capital expenditures.

Cash used for financing activities for the nine months ended September 30, 2017 increased by $36.9 million primarily as a result of higher cost of repurchases of the Company’s shares on the open market and for taxes related to the vesting of certain restricted shares coupled with a cash dividend to common stockholders in the third quarter of 2017.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2017 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $125 million revolving credit facility that matures in January 2019. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On June 30, 2016, the Company amended the revolving credit facility to establish a borrowing base to be the lesser of $125 million or a specified percentage of eligible accounts receivable less the amount of any outstanding letters of credit. As of September 30, 2017, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.1 million; therefore, a total of $105.9 million of the facility was available. For additional information with respect to RPC’s facility, see Note 9 of the Notes to Consolidated Financial Statements included in this report.

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

Cash Requirements

The Company currently expects that capital expenditures will be approximately $150 million during 2017, of which $75.0 million has been spent as of September 30, 2017. We expect capital expenditures for the remainder of 2017 to be primarily directed towards new revenue-producing fleets and capitalized maintenance of our existing equipment. The actual amount of 2017 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

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

As of September 30, 2017, the Company’s stock buyback program authorizes the repurchase of up to 31,578,125 shares. There were 726,889 shares repurchased on the open market during the third quarter of 2017, and 975,265 shares remain available to be repurchased under the current authorization as of September 30, 2017. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On October 24, 2017, the Board of Directors declared a regular quarterly cash dividend of $0.07 per share and a special year-end dividend of $0.07 per share. Both dividends are payable December 11, 2017 to common stockholders of record at the close of business November 10, 2017.The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees as well as increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. Since oilfield activity began to increase in the second quarter of 2016, the Company has experienced upward pressure on the price of labor due to the shortage of skilled employees coupled with increases in the prices of certain raw materials used in providing our services. During the third quarter of 2017, the Company experienced price increases and shortages of certain raw materials due to supply disruptions caused by several hurricanes in the Gulf Coast and Southeastern United States. The Company believes that these supply disruptions are temporary. Thus far in this period of increasing activity and during these weather-related raw materials shortages, the Company has successfully increased pricing for our services to compensate for these price increases, although no assurance can be given that the Company will continue to be able to do so in the future.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc., RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the nine months ended September 30, 2017, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $630,000 for the nine months ended September 30, 2017 compared to $559,000 for the comparable period in 2016.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1,121,000 for the nine months ended September 30, 2017 and $676,000 for the nine months ended September 30, 2016.

RPC, INC. AND SUBSIDIARIES

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $70,000 for the nine months ended September 30, 2017 and $74,000 for the nine months ended September 30, 2016.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our plans to continue to pursue international growth opportunities and our belief that international revenues will continue to represent a low percentage of our consolidated revenues in the future; our expectation for the amount and focus of our capital expenditures during 2017; our belief about increases in U.S. oilfield activity; the belief that the price of oil has risen to a level that provides our customers financial returns that will encourage drilling and production activities; the belief that the price of natural gas has not risen to a level that encourages our customers to increase their drilling and production activities; the belief that current commodity prices have moderately positive implications for near term activity levels; the belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term; the belief that the pricing for our services has reached a level that will allow for the industry to maintain its fleet of revenue-producing equipment and hire additional personnel to operate idle equipment; our belief that many customers have started to complete drilled but previously incomplete wells and the potential impact of this trend; the belief that many of our competitors have not maintained their equipment to a level that allows them to provide reliable, consistent services to their customers; the belief that demand for revenue-producing service capacity will continue to exceed supply; our plans to maintain our financial structure which includes little or no debt during the near term; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; our expectation that we will continue to pay cash dividends, subject to the earnings and financial condition of the Company and other relevant factors; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our beliefs regarding oil field activity and the related impact on wages for skilled labor and the prices of raw material used in providing our services; our belief that changes in foreign exchange rates are not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of September 30, 2017, there were no outstanding interest-bearing advances on our credit facility, which bears interest at a floating rate.

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

As of the end of the period covered by this report, September 30, 2017 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A. RISK FACTORS

See risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased by the Company and affiliated purchases in the third quarter of 2017 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2017 to July 31, 2017	—		$—	—	1,702,154
August 1, 2017 to August 31, 2017	726,889	(1)	19.63	726,889	975,265
September 1, 2017 to September 30, 2017	—		—	—	975,265
Totals	726,889		$19.63	726,889	975,265

(1)	The Company has a stock buyback program initially adopted in 1998 and subsequently amended in 2013 that authorizes the repurchase of up to 31,578,125 shares. There were 726,889 shares repurchased as part of this program during the third quarter of 2017. As of September 30, 2017, there are 975,265 shares available for repurchase under the current authorization. Currently the program does not have a predetermined expiration date.

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

RPC, INC.

/s/ Richard A. Hubbell
Date: October 31, 2017	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: October 31, 2017	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

