Form 10-K
period 2017-12-31
RPC INC
filed 2018-02-28
CIK 742278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,178,253,000 based on the closing price on the New York Stock Exchange on June 30, 2017 of $20.21 per share.

RPC, Inc. had 216,838,107 shares of Common Stock outstanding as of February 16, 2018.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include without limitation statements regarding natural gas prices, production levels and drilling activities; our belief that oil-directed drilling will continue to represent the majority of the total drilling rig activity; our belief that the long-term demand outlook for natural gas is favorable and that natural gas-directed drilling will increase over the long-term; our continued belief in the long-term growth opportunities for our business; our expectation to continue to focus on the development of international business opportunities in current and other international markets; our expectations regarding acquisition targets in our industry; the adequacy of our insurance coverage; the impact of lawsuits, legal proceedings and claims on our business and financial condition; our expectations regarding payment of cash dividends to common stockholders; our belief that industry factors will continue to depress natural gas directed drilling activity during the near-term; our belief that U.S. oilfield activity will continue to increase during the near term; our belief that recovering commodity prices will have moderately positive implications for our near-term activity levels; our belief that the U.S. domestic rig count will continue to recover moderately during the near term; our belief regarding potential revenue related to uncompleted wells; our expectations regarding competition in our market; our ability to maintain sufficient liquidity and a conservative capital structure; our expectations about contributions to the defined benefit pension plan in 2018; our ability to fund capital requirements in the future; the estimated amount of our capital expenditures and contractual obligations for future periods; our expectations regarding the costs of skilled labor and many of the raw materials used in providing our services; estimates made with respect to our critical accounting policies; the effect of new accounting standards; and the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition.

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

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets. RPC acts as a holding company for the following legal entity groupings: Cudd Energy Services, Thru Tubing Solutions and Patterson Services. Selected overhead including centralized support services and regulatory compliance are classified as Corporate. RPC is further organized into Technical Services and Support Services which are its operating segments. As of December 31, 2017, RPC had approximately 3,500 employees.

Business Segments

RPC manages its business as either services offered on the well site with equipment and personnel (Technical Services) or services and equipment offered off the well site (Support Services). The businesses under Technical Services generate revenues based on equipment, personnel operating the equipment and the materials utilized to provide the service. They are all managed, analyzed and reported based on the similarities of the operational characteristics and costs associated with providing the service. The businesses under Support Services are primarily able to generate revenues through equipment or services offered off the well site. During 2017, less than two percent of RPC’s consolidated revenues were generated from offshore operations in the U.S. Gulf of Mexico. We also estimate that 70 percent of our 2017 revenues were related to drilling and production activities for oil, and 30 percent were related to drilling and production activities for natural gas.

Technical Services include RPC’s oil and gas services that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or to address well control issues. This operating segment consists primarily of pressure pumping, downhole tools, coiled tubing, snubbing, nitrogen, well control, wireline and fishing. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies. The services offered under Technical Services are high capital and personnel intensive businesses. The common drivers of operational and financial success of these services include diligent equipment maintenance, strong logistical processes, and appropriately trained personnel who function well in a team environment. The Company considers all of these services to be closely integrated oil and gas well servicing businesses, and makes resource allocation and performance assessment decisions based on this operating segment as a whole across these various services. The principal markets for this business segment include the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and selected international markets.

Support Services include all of the services that provide (i) equipment offered off the well site without RPC personnel and (ii) services that are provided in support of customer operations off the well site such as classroom and computer training, and other consulting services. The primary drivers of operational success for services and equipment provided off the well site without RPC personnel are offering safe, high quality and in-demand equipment appropriate for the well design characteristics. The drivers of operational success for the other Support Services relate to meeting customer needs off the well site and competitive marketing of such services. The equipment and services offered include rental tools, drill pipe and related tools, pipe handling, pipe inspection and storage services, and oilfield training and consulting services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico, mid-continent, Rocky Mountain and Appalachian regions and project work in selected international locations in the last three years, including primarily Canada, Latin America and the Middle East. Customers primarily include domestic operations of independent oil and gas producers and major multi-nationals and selected nationally owned oil companies.

A brief description of the primary services conducted within each of the operating segments follows:

Technical Services

Pressure Pumping. Pressure pumping services, which accounted for approximately 62 percent of 2017 revenues, 46 percent of 2016 revenues and 54 percent of 2015 revenues are provided to customers throughout Texas, and the mid-continent and Rocky Mountain regions of the United States. We primarily provide these services to customers in order to enhance the initial production of hydrocarbons in formations that have low permeability. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in pressure pumping operations include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

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

Downhole Tools. Thru Tubing Solutions (“TTS”) accounted for approximately 19 percent of 2017 revenues, 23 percent of 2016 revenues and 18 percent of 2015 revenues. TTS provides services and proprietary downhole motors, fishing tools and other specialized downhole tools and processes to operators and service companies in drilling and production operations, including casing perforation and bridge plug drilling at the completion stage of an oil or gas well. The services that TTS provides are especially suited for unconventional drilling and completion activities. TTS’ experience providing reliable tool services allows it to work in a pressurized environment with virtually any coiled tubing unit or snubbing unit.

Coiled Tubing. Coiled tubing services, which accounted for approximately seven percent of revenues in 2017, 10 percent of revenues in 2016 and nine percent of revenues in 2015, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, costlier workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig. Increasingly, coiled tubing units are also used to support completion activities in directional and horizontal wells. Such completion activities usually require multiple entrances in a wellbore in order to complete multiple fractures during a pressure pumping operation. A coiled tubing unit can accomplish this type of operation because its flexibility allows it to be steered in a direction other than vertical, which is necessary in this type of wellbore. At the same time, the strength of the coiled tubing string allows various types of tools or motors to be conveyed into the well effectively. The uses for coiled tubing in directional and horizontal wells have been enhanced by improved fabrication techniques and higher-diameter coiled tubing which allows coiled tubing units to be used effectively over greater distances, thus allowing them to function in more of the completion activities currently taking place in the U.S. domestic market. There are several manufacturers of flexible steel pipe used in coiled tubing services, and the Company believes that its sources of supply are adequate.

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for approximately two percent of revenues in 2017 and three percent of revenues in 2016 and 2015, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure on the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing unit can perform many applications at a lower cost than other alternatives. Because this service involves a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relative few operators who have the experience and knowledge required to perform such services safely and efficiently. Increasingly, snubbing units are used for unconventional completions at the outer reaches of long wellbores which cannot be serviced by coiled tubing because coiled tubing has a more limited range than drill pipe conveyed by a snubbing unit.

Nitrogen. Nitrogen accounted for approximately two percent of revenues in 2017, five percent of revenues in 2016 and four percent of revenues in 2015. There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. Increasingly, it is used as a displacement medium to increase production in older wells in which production has depleted. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service. In addition, nitrogen can be complementary to our snubbing and coiled tubing services, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer's well.

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

Pump Down Services. Pump down services are an integral part of the well completion process and are critical in multiple-stage, unconventional well completions which use various types of bridge plugs and perforation techniques. Pump down services use fluids and low-capacity pressure pumping equipment, and work in coordination with wireline services, to place completion equipment at the desired location in a well bore. This process is repeated for each stage, moving from the most distant end of the wellbore to the end that is closest to the wellhead.

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

Support Services

Rental Tools. Rental tools accounted for approximately two percent of revenues in 2017, three percent of revenues in 2016 and four percent of revenues in 2015. The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular assets with rental items instead of owning a complete set of assets. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in Texas, the Gulf of Mexico, mid-continent region, Appalachian region and the Rocky Mountains.

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

Due to aging oilfields and lower-cost sources of oil internationally, the drilling rig count in the U.S. has declined by approximately 79 percent from its peak in 1981. However, due to continuously enhanced rig and other completion technologies, more wells are drilled during periods of strong industry activity, and these wells are increasingly productive. For these reasons, the domestic production of natural gas rose to record levels in the third quarter of 2015, and domestic production of crude oil in the third quarter of 2015 reached its highest level since the third quarter of 1971. With the decline in domestic drilling and completion activities beginning in early 2015, domestic production of both natural gas and oil began to decline during the third and fourth quarters of 2015, although production continues to remain high in comparison to historical levels. Oil and gas industry activity levels have historically been volatile, experiencing multiple cycles, including six down cycle troughs between 1981 and 2016, with May 2016 marking the lowest U.S. domestic rig count in U.S. oilfield history. The rig count during the peak of the most recent cycle occurred at the end of the third quarter of 2014, and began to decline sharply during the fourth quarter of 2014. The rig count continued to decline in 2015 and 2016, until June of 2016 when it stabilized and began to increase. Early in 2018, the rig count had recovered by approximately 141 percent from the historical low set during the second quarter of 2016, but was still approximately 51 percent lower than the cyclical peak in the third quarter of 2014.

Because of the increased efficiency of drilling rigs, the Company also monitors well completions in the U.S. domestic oilfield. Well completions are particularly important to RPC because the majority of its services are utilized during the completion stage of an oil or gas well’s life cycle, so they are an important indicator of the demand for RPC’s services. From a cyclical peak of 21,355 wells completed during 2014, well completions fell by 62.3 percent to 8,060 in 2016. During 2017, well completions in the U.S. increased by 39.9 percent compared to 2016, but were still 47.2 percent lower than 2014 well completions.

The fluctuations in domestic drilling activity since the third quarter of 2014 peak are consistent with global supply of and demand for oil, the domestic supply of and demand for natural gas, U.S. domestic storage levels of oil and natural gas, fluctuations in the value of the U.S. dollar on world currency markets, and projected near-term economic growth. During 2015 and into the first quarter of 2016, the price of oil fell by approximately 78 percent from the cyclical peak in the third quarter of 2014. From its low price in early 2016, the price of oil had risen approximately 122 percent by early in the first quarter of 2018. RPC believes that the increase in the price of oil since early 2016 is due to increasing global demand, the moderation of global supply, and the belief that the actions of the Organization of the Petroleum Exporting Countries (OPEC) to moderate that cartel’s production will be effective. The price of natural gas fell during this time as well, declining by approximately 42 percent from the beginning of 2015 to the second quarter of 2016. Early in the first quarter of 2018, however, the price of natural gas had risen by approximately 122 percent from the low recorded in the second quarter of 2016, and was approximately 10 percent higher than its price at the same time in 2017. Early in 2018, the price of oil was high enough to encourage increased drilling and production activity, but the price of natural gas had not reached levels that were adequate to encourage natural gas-directed drilling activity in the U.S. domestic oilfield. In addition to oil and natural gas, the price of natural gas liquids is a determinant of our customers’ activity levels, since it is produced in many of the shale resource plays which also produce oil, and production of various natural gas liquids has increased to a level comparable to that of natural gas. During 2017 the average price of natural gas liquids increased by approximately 58 percent compared to 2016. Early in the first quarter of 2018, the price of natural gas liquids had increased by approximately 18 percent compared to the average price in 2017. The fluctuations in the prices of these commodities, and in particular, the extreme volatility in the price of oil, significantly impact RPC’s financial results.

From 2001 to 2009, gas drilling rigs represented over 80 percent of the drilling rig count. In 2010, the percentage of drilling rigs drilling for natural gas began to decline, and by early in the first quarter of 2015 had fallen to approximately 18 percent of total drilling activity. In absolute terms, the natural gas drilling rig count in the third quarter of 2016 was the lowest natural gas drilling rig count ever recorded. Early in the first quarter of 2018, the natural gas drilling rig count had risen by approximately 124 percent, although it remains very low by historical standards. Although the demand for natural gas has remained stable, the price of natural gas has fallen in recent years due to increased domestic reserves, productivity of new wells, and high associated natural gas production from oil-directed wells. In spite of these unfavorable near-term dynamics, the long-term demand outlook for natural gas is still favorable because, unlike oil, foreign imports of natural gas do not compete with domestic production to a meaningful degree, and for several years, the United States has exported increasing volumes of natural gas to other countries. We anticipate that oil-directed drilling will continue to represent the majority of the total drilling rig count during the near term. Over the long term, we believe that natural gas-directed drilling will increase due to the lack of natural gas production from oil-directed drilling and increased natural gas demand from U.S. exports of natural gas and changes in demand due to increased use of natural gas as a transportation fuel or for other purposes. We continue to believe in the long-term growth opportunities for our business due to the continued high demand for hydrocarbons generally and the growing production of oil in the domestic U.S. market in particular. Furthermore, we note that the techniques used to extract oil and natural gas in the U.S. domestic market increasingly require the types of services that RPC provides to its customers.

Unconventional wells generate a higher demand for RPC’s services because they are difficult and costly to complete. They comprise the majority of U.S. domestic drilling and during the fourth quarter of 2017 and early in the first quarter of 2018, have reached a historical high of approximately 93 percent of total drilling. Because they are drilled through a typically narrow and relatively impermeable formation such as shale, they require additional stimulation when they are completed. Also, many of these formations require high pumping rates of stimulation fluids under high pressures, which in turn require a great deal of pressure pumping horsepower on location to complete the well. Furthermore, since they are not drilled in a straight vertical direction from the Earth’s surface, they require tools and drilling mechanisms that are flexible, rather than rigid, and can be steered once they are downhole. Specifically, these types of wells require RPC’s pressure pumping and coiled tubing services, as well as our downhole tools and services.

International. RPC has historically operated in several countries outside of the United States, and international revenues accounted for approximately four percent of RPC’s consolidated revenues in 2017, seven percent in 2016 and six percent in 2015. RPC’s allocation of growth capital over the last several years have emphasized domestic rather than international expansion because of higher domestic activity levels and expected financial returns. International revenues increased 9.1 percent in 2017 compared to the prior year primarily due to higher customer activity levels in Canada, Argentina, Kuwait and Colombia, partially offset by decreased activity in Gabon and Bolivia. During 2017, RPC provided snubbing services in Gabon. We also provided downhole motors and tools in Argentina, Canada, China and Oman, and rental tools in Bolivia. We continue to focus on the selected development of international opportunities in these and other markets, although we believe that it will continue to be less than ten percent of total revenues in 2018.

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

Growth Strategies

RPC’s primary objective is to generate excellent long-term returns on investment through the effective and conservative management of its invested capital to generate strong cash flow. This objective continues to be pursued through strategic investments and opportunities designed to enhance the long-term value of RPC while improving market share, product offerings and the profitability of existing businesses. Growth strategies are focused on selected customers and markets in which we believe there exist opportunities for higher growth, customer and market penetration, or enhanced returns achieved through consolidations or through providing proprietary value-added equipment and services. RPC intends to focus on specific market segments in which it believes that it has a competitive advantage and on potential large customers who have a long-term need for our services in markets in which we operate.

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

RPC has a revolving credit facility which can be used to fund working capital requirements. The borrowing base for this credit facility is the lesser of $125 million, or a specified percentage of eligible accounts receivable, less the amount of any outstanding letters of credit. There was no outstanding balance on this credit facility as of December 31, 2017. Our capital structure is more conservative than that of many of our peers.

Customers

Demand for RPC’s services and equipment depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies. During 2017, RPC provided oilfield services to several hundred customers. Of these customers, there were no customers in 2017 or 2016 that accounted for more than 10 percent of revenues.

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

Competition

RPC operates in highly competitive areas of the oilfield services industry. We sell our equipment and services in highly competitive markets, and the revenues and earnings generated are affected by changes in prices for our services, fluctuations in the level of customer activity in major markets, general economic conditions and governmental regulation. RPC competes with many large and small oilfield industry competitors, including the largest integrated oilfield services companies. During the oilfield downturn of 2015 and 2016, a number of smaller oilfield services companies as well as several of our publicly traded peers reduced the scope of their operations or became insolvent. More recently, however, an improving industry environment and the positive outlook on the industry from the financial markets have facilitated the formation of new companies and allowed existing companies to expand their operations. RPC believes that these expanded or newly formed companies will increase competitive pressures during the near term, as they seek to provide services to our existing customers at lower prices, and hire experienced personnel from more established companies such as RPC. Pricing for our services has improved significantly during 2017, but remains below the highest levels experienced during the most recent period of strong industry activity in 2014. RPC believes that the principal competitive factors in the market areas that it serves are product availability and quality of our equipment and raw materials used to provide our services, service quality, reputation for safety and technical proficiency, and price.

The oil and gas services industry includes dominant global competitors including, among others, Halliburton Energy Services Group, a division of Halliburton Company, Baker Hughes, a GE Company, and Schlumberger Ltd. The industry also includes a number of other publicly traded peers whose operations are more similar to RPC, including Basic Energy Services, C&J Energy Services, Keane Group, Inc., Liberty Oilfield Services, Mammoth Energy Services, Inc., NCS Multistage Holdings, Inc., Nine Energy Service, Patterson-UTI Energy, Inc., ProPetro Holding Corporation and Superior Energy Services, as well as numerous smaller, locally owned competitors.

Facilities/Equipment

RPC’s equipment consists primarily of oil and gas services equipment used either in servicing customer wells or provided on a rental basis for customer use. Substantially all of this equipment is Company owned. RPC purchases oilfield service equipment from a limited number of manufacturers. These manufacturers may not be able to meet our requests for timely delivery during periods of high demand which may result in delayed deliveries of equipment and higher prices for equipment.

RPC owns and leases regional and district facilities from which its oilfield services are provided to land-based and offshore customers. RPC’s principal executive offices in Atlanta, Georgia are leased. The Company has two primary administrative buildings, one leased facility in The Woodlands, Texas that includes the Company’s operations, engineering, sales and marketing headquarters, and one owned facility in Houma, Louisiana that includes certain administrative functions. RPC believes that its facilities are adequate for its current operations. For additional information with respect to RPC’s lease commitments, see Note 9 of the Notes to Consolidated Financial Statements.

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

In addition, our customers are affected by laws and regulations relating to the exploration and production of natural resources such as oil and natural gas. These regulations are subject to change, and new regulations may curtail or eliminate our customers’ activities. We cannot determine the extent to which new legislation may impact our customers’ activity levels, and ultimately, the demand for our services.

Intellectual Property

RPC uses several patented items in its operations which management believes are important, but are not indispensable, to RPC’s success. Although RPC anticipates seeking patent protection when possible, it relies to a greater extent on the technical expertise and know-how of its personnel to maintain its competitive position.

Availability of Filings

RPC makes available, free of charge, on its website, www.rpc.net, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the same day they are filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

Demand for our equipment and services is affected by the volatility of oil and natural gas prices.

Oil and natural gas prices affect demand throughout the oil and gas industry, including the demand for our equipment and services. Our business depends in large part on the conditions of the oil and gas industry, and specifically on the capital investments of our customers related to the exploration and production of oil and natural gas. When these capital investments decline, our customers’ demand for our services declines.

The price of oil, a world-wide commodity, is affected by, among other things, the potential of armed conflict in politically unstable areas such as the Middle East as well as the actions of OPEC, an oil cartel which controls slightly less than 40 percent of global oil production. OPEC’s actions have historically been unpredictable and can contribute to the volatility of the price of oil on the world market.

Although the production sector of the oil and gas industry is less immediately affected by changing prices, and, as a result, less volatile than the exploration sector, producers react to declining oil and gas prices by curtailing capital spending, which would adversely affect our business. A prolonged low level of customer activity in the oil and gas industry adversely affects the demand for our equipment and services and our financial condition and results of operations.

Reliance upon a large customer may adversely affect our revenues and operating results.

At times our business has had a concentration of one or more major customers. There were no customers that accounted for more than 10 percent of the Company’s revenues in 2017 and 2016. However, one of our customers accounted for 23 percent of revenues in 2015. In addition, there was no customer as of December 31, 2017 and 2016 that accounted for more than 10 percent of accounts receivable. The reliance on a large customer for a significant portion of our total revenues exposes us to the risk that the loss or reduction in revenues from this customer, which could occur unexpectedly, could have a material and disproportionate adverse impact upon our revenues and operating results.

Our concentration of customers in one industry and periodic downturns may impact our overall exposure to credit risk and cause us to experience increased losses for doubtful accounts.

Substantially all of our customers operate in the energy industry. This concentration of customers in one industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. The periodic downturns that our industry experiences may adversely affect our customers' operations which could cause us to experience increased losses for doubtful accounts.

RPC’s success will depend on its key personnel, and the loss of any key personnel may affect its revenues.

RPC’s success will depend to a significant extent on the continued service of key management personnel. The loss or interruption of the services of any senior management personnel or the inability to attract and retain other qualified management, sales, marketing and technical employees could disrupt RPC’s operations and cause a decrease in its revenues and profit margins.

We may be unable to compete in the highly competitive oil and gas industry in the future.

We operate in highly competitive areas of the oilfield services industry. The equipment and services in our industry segments are sold in highly competitive markets, and our revenues and earnings have in the past been affected by changes in competitive prices, fluctuations in the level of activity in major markets and general economic conditions. We compete with the oil and gas industry’s many large and small industry competitors, including the largest integrated oilfield service providers. We believe that the principal competitive factors in the market areas that we serve are product and service quality and availability, reputation for safety, technical proficiency and price. Although we believe that our reputation for safety and quality service is good, we cannot assure you that we will be able to maintain our competitive position.

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

Our operations in various international markets including, but not limited to, Africa, Canada, Argentina, China, Mexico, Eastern Europe, Latin America and the Middle East are subject to risks. These risks include, but are not limited to, political changes, expropriation, currency restrictions and changes in currency exchange rates, taxes, boycotts and other civil disturbances. The occurrence of any one of these events could have a material adverse effect on our operations.

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

RPC’s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, 73 percent of RPC’s outstanding shares of common stock. As a result, these stockholders effectively control the operations of RPC, including the election of directors and approval of significant corporate transactions such as acquisitions and other matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over the Company at a premium.

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

We have used outside financing in prior years to accomplish our growth strategy, and outside financing may become unavailable or may be unfavorable to us.

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

Item 4A. Executive Officers of the Registrant

Each of the executive officers of RPC was elected by the Board of Directors to serve until the Board of Directors’ meeting immediately following the next annual meeting of stockholders or until his earlier removal by the Board of Directors or his resignation. The following table lists the executive officers of RPC and their ages, offices, and terms of office with RPC.

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	86	1/24/84
Chairman of the Board
Richard A. Hubbell (2)	73	4/22/03
President and Chief Executive Officer
Ben M. Palmer (3)	57	7/8/96
Vice President, Chief Financial Officer and Corporate Secretary

(1)	R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. Mr. Rollins has served as Chairman of the Board of RPC since the spin-off of RPC from Rollins, Inc. in 1984. He has served as Chairman of the Board of Marine Products Corporation (boat manufacturing) since it was spun off from RPC in 2001 and as Chairman of the Board of Rollins, Inc. since October 1991. He is also a director of Dover Downs Gaming and Entertainment, Inc. and Dover Motorsports, Inc.

(2)	Richard A. Hubbell has been the President of RPC since 1987 and Chief Executive Officer since 2003. He has also been the President and Chief Executive Officer of Marine Products Corporation since it was spun off from RPC in 2001. Mr. Hubbell serves on the Board of Directors of both of these companies.

(3)	Ben M. Palmer has been the Vice President and Chief Financial Officer of RPC since 1996. He has also been the Vice President and Chief Financial Officer of Marine Products Corporation since it was spun off from RPC in 2001. He assumed the responsibilities as Corporate Secretary of RPC and Marine Products Corporation in July 2017.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES. As of February 16, 2018 there were 216,838,107 shares of common stock outstanding and approximately 22,600 beneficial holders of our common stock. The following table sets forth the high and low trading prices of RPC’s common stock and dividends paid for each quarter in the years ended December 31, 2017 and 2016:

	2017			2016
Quarter	High	Low	Dividends	High	Low	Dividends
First	$23.32	$16.63	$—	$15.51	$9.73	$—
Second	21.28	17.03	—	16.84	13.12	—
Third	24.99	17.70	0.06	16.92	13.50	—
Fourth	27.07	21.18	0.14	22.28	16.48	0.05

On January 23, 2018, RPC’s Board of Directors approved a 43 percent increase to the regular cash dividend from $0.07 per share to $0.10 per share payable March 9, 2018 to stockholders of record at the close of business on February 9, 2018. Subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors, the Company expects to continue to pay regular quarterly cash dividends to common stockholders.

Issuer Purchases of Equity Securities

Shares repurchased by the Company and affiliated purchases in the fourth quarter of 2017 are outlined below.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2017 to October 31, 2017	2,465 (2)	$24.52	—	975,265
November 1, 2017 to November 30, 2017	—	—	—	975,265
December 1, 2017 to December 31, 2017	—	—	—	975,265
Totals	2,465	$24.52	—	975,265

(1)	The Company has a stock buyback program initially adopted in 1998 and subsequently amended in 2013 that authorizes the repurchase of up to 31,578,125 shares. There were no shares repurchased as part of this program during the fourth quarter of 2017. As of December 31, 2017, there are 975,265 shares available to be repurchased under the current authorization. On February 12, 2018, the Board of Directors increased the number of shares authorized for repurchase by 10,000,000 shares. Currently the program does not have a predetermined expiration date.
(2)	Represents shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

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

The Company was a component of the Russell 1000 during 2017. The Russell 1000 is a stock index representing large capitalization U.S. stocks with high historical growth in revenues and earnings. The components of the index had a weighted average market capitalization in 2017 of $178 billion, and a median market capitalization of $10.5 billion. The Russell 1000 was chosen because it represents companies with comparable market capitalizations to the Company, and because the Company is a component of the index. The OSX is a stock index of 15 companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services. The Company is not a component of the OSX, but this index was chosen because it represents a large group of companies that provide the same or similar equipment and services as the Company. The companies included in the Peer Group are Weatherford International, Inc., Superior Energy Services, Inc., Patterson-UTI Energy, Inc., and Halliburton Company. The companies included in the Peer Group have been weighted according to each respective issuer's stock market capitalization at the beginning of each year.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
250
200
150
100
50
0
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
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

Statements of Operations Data:

Years Ended December 31,	2017	2016	2015	2014	2013
	(in thousands, except employee and per share amounts)
Revenues	$1,595,227	$728,974	$1,263,840	$2,337,413	$1,861,489
Cost of revenues	1,050,809	607,888	986,144	1,493,082	1,178,412
Selling, general and administrative expenses	159,194	150,690	156,579	197,117	183,139
Depreciation and amortization	163,537	217,258	270,977	230,813	213,128
(Gain) loss on disposition of assets, net	(4,530)	(7,920)	6,417	15,472	9,371
Operating profit (loss)	226,217	(238,942)	(156,277)	400,929	277,439
Interest expense	(426)	(681)	(2,032)	(1,431)	(1,822)
Interest income	1,494	467	83	19	408
Other income (expense), net	5,531	(204)	5,185	(131)	245
Income (loss) before income taxes	232,816	(239,360)	(153,041)	399,386	276,270
Income tax provision (benefit) (1)	70,305	(98,114)	(53,480)	154,193	109,375
Net income (loss) (1)	$162,511	$(141,246)	$(99,561)	$245,193	$166,895
Earnings (loss) per share : (1)
Basic	$0.75	$(0.66)	$(0.47)	$1.14	$0.77
Diluted	$0.75	$(0.66)	$(0.47)	$1.14	$0.77
Dividends paid per share	$0.200	$0.050	$0.155	$0.420	$0.400

Other Data:
Operating profit (loss) margin percent	14.2%	(32.8)%	(12.4)%	17.2%	14.9%
Net cash provided by operating activities	$133,704	$101,704	$473,792	$322,757	$365,624
Net cash used for investing activities	(104,386)	(21,339)	(157,583)	(355,349)	(207,654)
Net cash (used for) provided by financing activities	(70,103)	(13,726)	(260,785)	33,664	(163,433)
Capital expenditures	$117,509	$33,938	$167,426	$371,502	$201,681
Employees at end of period	3,500	2,500	3,100	4,500	3,900
Balance Sheet Data at Year End:
Accounts receivable, net	$377,853	$169,166	$232,187	$634,730	$437,132
Working capital	494,775	377,589	384,744	612,616	436,873
Property, plant and equipment, net	443,928	497,986	688,335	849,383	726,307
Total assets	1,147,224	1,035,452	1,237,094	1,759,358	1,383,860
Long-term debt	—	—	—	224,500	53,300
Total stockholders’ equity	$911,697	$806,799	$952,281	$1,078,382	$968,702

(1)	The indicated Statement of Operations data for 2017 includes the impact of a net discrete tax benefit of $19.3 million, or $0.09 per share, recorded as a result of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017.

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

Our key business and financial strategies are:

-	To focus our management resources on and invest our capital in equipment and geographic markets that we believe will earn high returns on capital.

-	To maintain a flexible cost structure that can respond quickly to volatile industry conditions and business activity levels.

-	To maintain an efficient, low-cost capital structure which includes an appropriate use of debt financing.

-	To maintain high asset utilization which leads to increased revenues and leverage of direct and overhead costs, while also ensuring that increased maintenance resulting from high utilization does not interfere with customer performance requirements or jeopardize safety.

-	To deliver product and services to our customers safely.

-	To secure adequate sources of supplies of certain high-demand raw materials used in our operations, both in order to conduct our operations and to enhance our competitive position.

-	To maintain and selectively increase market share.

-	To maximize stockholder return by optimizing the balance between cash invested in the Company's productive assets, the payment of dividends to stockholders, and the repurchase of our common stock on the open market.

-	To align the interests of our management and stockholders.

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

Current industry conditions are characterized by oil prices which have risen from a low of approximately $29 per barrel in the first quarter of 2016 to approximately $65 per barrel in the first quarter of 2018. As a result of this significant increase in the price of oil, as well as improvements in the prices of natural gas and natural gas liquids, the U.S. domestic rig count has risen from an historic low of 404 in the second quarter of 2016 to 975 early in the first quarter of 2018. We believe that there are several reasons for the increase in the price of oil during the past two years. One catalyst for the improvement in the price of oil relates to the announcement by the OPEC cartel during the fourth quarter of 2016 that it would impose production quotas on its member countries in order to support the price of oil on the world market. In addition, global demand for oil appears to be growing, and global production and inventories do not appear to be excessive. RPC believes that oil production in the United States has also become an increasingly important determinant of global oil prices, because the United States grew to be the world’s largest producer of oil during the second quarter of 2015.

Following its recent peak, U.S. oil production fell by approximately 13 percent as of the third quarter of 2016. Since that time, however, improving drilling and completion activity have caused U.S. domestic oil production to rise, and as of the most recent monthly reported statistics, current U.S. oil production has increased to a level that is approximately 17 percent higher than the cyclical low production recorded during the third quarter of 2016, and approximately four percent higher than the prior cyclical peak production in the second quarter of 2015. The recent increase in U.S. oil production forces us to be cautious regarding the potential for materially higher oil prices during the near term. Customer activities directed towards natural gas drilling and production have been weak for several years, with the U.S. domestic natural gas rig count during the first quarter of 2016 falling to the lowest level ever recorded. The U.S. domestic natural gas rig count had increased from this historic low by approximately 124 percent early in the first quarter of 2018, but remains low by historical standards. We believe that customer activities directed towards drilling for natural gas have been weak because of the high production of shale-directed natural gas wells, the high amount of natural gas production associated with oil-directed shale wells in the U.S. domestic market, and relatively constant consumption of natural gas in the United States. We believe that these factors will continue to depress natural gas-directed drilling during the near term. From a low of $1.72 per Mcf during the second quarter of 2016, the price of natural gas had risen to $3.30 per Mcf early in the first quarter of 2018. We believe that the price of natural gas remains too low to encourage our customers to conduct exploration and production activities directed exclusively towards natural gas.

In 2017, the Company’s strategy of utilizing equipment in unconventional basins has continued. During 2017, we made capital expenditures totaling $117.5 million primarily for new revenue-producing equipment and capitalized maintenance of our existing equipment.

Revenues during 2017 totaled $1.6 billion, an increase of 118.8 percent compared to 2016 primarily as a result of higher activity levels and improved pricing for our services, higher service intensity, and activation of previously idled revenue-producing equipment. Cost of revenues increased $442.9 million in 2017 compared to the prior year due to higher materials and supplies expenses, employment costs, maintenance expenses and fuel costs, all of which were driven by higher activity levels. As a percentage of revenues, cost of revenues decreased due to leverage of higher revenues over direct employment costs and improved pricing for our services. Selling, general and administrative expenses as a percentage of revenues decreased to 10.0 percent in 2017 compared to 20.7 percent in 2016 due to the leverage of higher revenues over primarily fixed expenses.

Income before income taxes was $232.8 million for 2017 compared to a loss before income taxes of $239.4 million in 2016. Net income for 2017 was $162.5 million, or $0.75 earnings per share compared to a net loss of $141.2 million, or $0.66 loss per share in 2016. Net income in 2017 includes a discrete tax benefit of $19.3 million, or $0.09 per share, related to the implementation of the recently enacted Tax Cuts and Jobs Act.

Cash flows from operating activities increased to $133.7 million in 2017 compared to $101.7 million in 2016 primarily due to higher earnings partially offset by unfavorable changes in working capital. As of December 31, 2017, there were no outstanding borrowings under our credit facility.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and the second quarter of 2016, the drilling rig count fell by approximately 79 percent. During the second quarter of 2016, the U.S. domestic drilling rig count reached the lowest level ever recorded. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil began to fall at that time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. During the second quarter of 2016, the price of oil and the U.S. domestic rig count began to increase, and increased steadily throughout the remainder of 2016 and through the first quarter of 2018. As of the beginning of the first quarter of 2018, the U.S. domestic rig count was approximately 141 percent higher than the historically low rig count reported during the second quarter of 2016.

RPC monitors rig count efficiency and well completions because the majority of our services are directed toward well completion. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions in the U.S. domestic market fell from 21,355 in 2014 to 8,060 in 2016. Well completions increased to 11,277 in 2017 and continued to increase early in the first quarter of 2018. RPC believes that U.S. oilfield well completion activity will continue to increase moderately during the near term.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. During the first two quarters of 2016, the prices of oil and natural gas remained at low levels that discouraged our customers from undertaking most of their potential exploration and production activities. The prices of oil and natural gas increased during the third and fourth quarters of 2016 and throughout 2017. We believe that the price of oil has risen to a level that provides adequate financial returns to our customers and encourages increased drilling and production activities in many domestic oil-producing basins. However, the price of natural gas has not risen to a level that encourages our customers to increase their drilling and production activities. The average price of natural gas liquids increased by 57.9 percent during 2017 as compared to the prior year. Prevailing commodity prices early in the first quarter of 2018 have moderately positive implications for RPC’s near-term activity levels.

The majority of the U.S. domestic rig count remains directed towards oil. At the beginning of the first quarter of 2018, approximately 80 percent of the U.S. domestic rig count was directed towards oil, consistent with the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.

We continue to monitor the market for our services and the competitive environment during 2018. The U.S. domestic rig count has increased sharply since the historical low recorded during the second quarter of 2016, which has increased demand and pricing for our services. We are encouraged by the fact that drilling and completion activities continue to be highly service-intensive and require a large amount of equipment and raw materials. Furthermore, we note that some wells in the U.S. domestic market have been drilled but not completed, and that the number of drilled but not completed wells has increased by more than 80 percent since the beginning of 2014. We believe that many of our customers have started to complete these wells, and that they provide potential revenue for RPC’s completion-directed services during the near term. Finally, we are encouraged by our belief that many of our competitors have not maintained their equipment to a level that allows them to provide reliable, consistent services to their customers.

We believe that pricing for services to the industry has reached a level that provides financial returns that will allow the industry to maintain its fleet of revenue-producing equipment and hire additional personnel to operate idle equipment. We note that these improved financial returns have allowed previously insolvent service companies to resume operations and add equipment, and that a number of smaller competitors have completed initial or secondary public equity offerings over the past year, which may facilitate their access to capital. While we believe that demand for revenue-producing service capacity will continue to exceed supply during the near term, we are monitoring the actions of our competitors and the formation of new competitors very carefully. One of our responses to such competitive threats is to undertake relatively moderate fleet expansions, thus preserving our capital strength and liquidity. RPC did not increase the size of its fleet of revenue-producing equipment during 2017, although in the third quarter of 2017 we placed orders for new revenue-producing equipment to be delivered during the second quarter of 2018.

RPC also monitors the financial stability of our customers, because many of them rely on the debt and equity markets as a source of capital to conduct their operations, and if these sources of capital do not continue, our customers may have to curtail their drilling and completion operations. Our consistent response to the industry's persistent uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending. We intend to maintain a financial structure that includes little or no debt during the near term. An additional benefit of our financial liquidity is that we were able to take advantage of is our ability to maintain our equipment during the recent industry downturn, which allowed us to benefit immediately when industry activity levels increased and we were able to return our idle revenue-producing equipment to service quickly and at minimal cost.

RPC believes that the current macroeconomic environment as well as the near-term outlook regarding commodity prices and the types of services required by our customers in the current oilfield completion operating environment holds positive indications for our revenues, earnings and operating cash flows during 2018. In addition, we expect that the recently enacted Tax Cuts and Jobs Act will have a meaningful positive impact on our financial results through increased earnings and operating cash flow in 2018. We believe that our projected lower tax rates will further enhance our ability to improve RPC’s shareholder returns through profitable growth, dividends and share repurchases.

Results of Operations

Years Ended December 31,	2017	2016	2015
(in thousands except per share amounts and industry data)
Consolidated revenues	$1,595,227	$728,974	$1,263,840
Revenues by business segment:
Technical	$1,538,351	$679,654	$1,175,293
Support	56,876	49,320	88,547

Consolidated operating profit (loss)	$226,217	$(238,942)	$(156,277)
Operating profit (loss) by business segment:
Technical	$251,476	$(203,804)	$(132,982)
Support	(12,228)	(26,021)	(2,363)
Corporate expenses	(17,561)	(17,037)	(14,515)
Gain (loss) on disposition of assets, net	4,530	7,920	(6,417)

Net income (loss) (1)	$162,511	$(141,246)	$(99,561)
Earnings (loss) per share — diluted (1)	$0.75	$(0.66)	$(0.47)
Percentage of cost of revenues to revenues	66%	83%	78%
Percentage of selling, general and administrative expenses to revenues	10%	21%	12%
Percentage of depreciation and amortization expenses to revenues	10%	30%	21%
Effective income tax rate (1)	30.2%	41.0%	34.9%
Average U.S. domestic rig count	877	509	982
Average natural gas price (per thousand cubic feet (mcf))	$2.99	$2.52	$2.58
Average oil price (per barrel)	$50.84	$43.49	$48.77

(1)	The indicated Statement of Operations data for 2017 includes the impact of a net discrete tax benefit of $19.3 million, or $0.09 per share, recorded as a result of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues. Revenues in 2017 increased $866.3 million or 118.8 percent compared to 2016. The Technical Services segment revenues in 2017 increased $858.7 million or 126.3 percent compared to the prior year. The increase is due primarily to improved pricing, higher service intensity and activity levels and a larger active fleet of revenue-producing equipment as compared to prior year, particularly within our pressure pumping service. The Support Services segment revenues in 2017 increased $7.6 million or 15.3 percent compared to 2016 due primarily to improved activity levels and pricing in the rental tool service line, which is the largest service line within this segment. Technical Services reported an operating profit during 2017 compared to an operating loss in the prior year, while Support Services reported a smaller operating loss in 2017 compared to the prior year. The average price of oil increased 16.9 percent while the average price of natural gas increased 18.8 percent during 2017 compared to the prior year. The average domestic rig count during 2017 was 72.2 percent higher than 2016. International revenues, which increased from $51.2 million in 2016 to $55.8 million in 2017, were three percent of consolidated revenues in 2017 compared to seven percent of consolidated revenues in 2016. International revenues increased primarily due to higher customer activity levels in Canada and Argentina in 2017, partially offset by lower activity in Gabon and Bolivia compared to the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of revenues. Cost of revenues in 2017 was $1.1 billion compared to $607.9 million in 2016, an increase of $442.9 million or 72.9 percent due to higher materials and supplies expenses, employment costs, maintenance and repairs expenses and fuel costs, all of which were driven by higher activity levels. As a percentage of revenues, cost of revenues decreased due to leverage of higher revenues over direct employment costs and improved pricing for our services.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 5.6 percent to $159.2 million in 2017 compared to $150.7 million in 2016. These expenses increased due to higher compensation costs, primarily incentive compensation, as well as other expenses consistent with higher activity levels and improved profitability. Selling, general and administrative expenses as a percentage of revenues decreased to 10.0 percent of revenues in 2017 compared to 20.7 percent of revenues in 2016 due to the leverage of higher revenues over primarily fixed expenses.

Depreciation and amortization. Depreciation and amortization were $163.5 million in 2017, a decrease of $53.7 million, compared to $217.3 million in 2016 due to lower capital expenditures in the prior year. As a percentage of revenues, depreciation and amortization decreased in 2017 compared to 2016 primarily due to higher revenues.

Gain on disposition of assets, net. Gain on disposition of assets, net was $4.5 million in 2017 compared to $7.9 million in 2016. RPC recorded a gain on disposition of assets of $4.0 million during the fourth quarter of 2016 resulting from the sale of operating equipment related to its oilfield pipe inspection service. The remaining gain on disposition of assets, net in 2016 and 2017 is comprised of gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income (expense), net. Other income, net was $5.5 million in 2017 compared to other expense, net of $204 thousand in 2016. Income recorded in 2017 include a favorable settlement of $2.0 million associated with the resolution of a sales tax matter, as well as a property insurance recovery of $1.9 million.

Interest expense and interest income. Interest expense decreased to $0.4 million in 2017 compared to $0.7 million in 2016. Interest expense in 2017 and 2016 principally consists of fees on the unused portion of the credit facility. Interest income increased to $1.5 million in 2017 compared to $467 thousand in 2016 due to higher investable cash balances.

Income tax provision (benefit).  The income tax provision was $70.3 million in 2017 compared to an income tax benefit of $98.1 million in 2016. The effective tax rate was 30.2 percent in 2017 compared to 41.0 percent in 2016. The income tax provision for 2017 includes a discrete benefit of $19.3 million, due to the implementation of the recently enacted “Tax Cuts and Jobs Act.” The income tax benefit in 2016 includes a discrete tax benefit of $15.7 million recorded in connection with the favorable resolution of an open income tax matter.

Net income (loss) and diluted earnings (loss) per share. Net income was $162.5 million in 2017, or $0.75 earnings per diluted share, compared to a net loss of $141.2 million in 2016, or $0.66 loss per diluted share. This improvement in earnings per share was due to higher profitability as average shares outstanding was essentially unchanged.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues. Revenues in 2016 decreased $534.9 million or 42.3 percent compared to 2015. The Technical Services segment revenues for 2016 decreased $495.6 million or 42.2 percent compared to the prior year due primarily to lower activity levels and pricing as compared to prior year, particularly within our pressure pumping service, which is the largest service within this segment. The Support Services segment revenues in 2016 decreased $39.2 million or 44.3 percent compared to 2015 due primarily to lower pricing and activity levels in the majority of our services within this segment. Both the Technical and Support Services continued to report operating losses due to lower levels of revenues, partially offset by cost control efforts undertaken throughout the Company and lower depreciation and amortization expenses. The average price of oil decreased 10.8 percent while the average price of natural gas decreased 2.4 percent during 2016 compared to the prior year. The average domestic rig count during 2016 was 48.2 percent lower than 2015. International revenues, which decreased from $72.1 million in 2015 to $51.2 million in 2016, were seven percent of consolidated revenues in 2016 compared to six percent of consolidated revenues in 2015. International revenues decreased primarily due to lower customer activity levels in Australia, Gabon, Equatorial Guinea, China and Argentina in 2016, partially offset by increased activity in Bolivia compared to the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

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

Gain (loss) on disposition of assets, net. Gain on disposition of assets, net was $7.9 million in 2016 compared to a loss on disposition of assets, net of $6.4 million in 2015. RPC recorded a gain on disposition of assets of $4.0 million during the fourth quarter of 2016 resulting from the sale of operating equipment related to its oilfield pipe inspection service. The remaining gain (loss) on disposition of assets, net in 2016 and 2015 was comprised of gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other expense, net was $204 thousand in 2016 compared to other income, net of $5.2 million in 2015. Proceeds from a legal settlement totaling $6.3 million were recorded during 2015.

Interest expense and interest income. Interest expense decreased to $0.7 million in 2016 compared to $2.0 million in 2015. Interest expense in 2016 declined in comparison to the prior year because interest expense in 2015 included the accelerated amortization of loan fees totaling $0.6 million associated with RPC’s voluntary reduction of its syndicated credit facility. The 2016 expense principally consisted of fees on the unused portion of the credit facility. Interest income increased to $467 thousand in 2016 compared to $83 thousand in 2015 due to increases in investable cash balances.

Income tax benefit. The income tax benefit was $98.1 million in 2016 compared to $53.5 million in 2015. The effective tax rate was 41.0 percent in 2016 compared to 34.9 percent in 2015. The income tax benefit in 2016 included a discrete tax benefit of $15.7 million recorded in connection with the favorable resolution of an open income tax matter.

Net loss and diluted loss per share. Net loss was $141.2 million in 2016, or $0.66 loss per diluted share, compared to a net loss of $99.6 million in 2015, or $0.47 loss per diluted share. The increase in loss per share was due to lower profitability as average shares outstanding was essentially unchanged.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $91.1 million as of December 31, 2017, $131.8 million as of December 31, 2016 and $65.2 million as of December 31, 2015.

The following table sets forth the historical cash flows for the years ended December 31:

	(in thousands)
	2017	2016	2015
Net cash provided by operating activities	$133,704	$101,704	$473,792
Net cash used for investing activities	(104,386)	(21,339)	(157,583)
Net cash (used for) provided by financing activities	(70,103)	(13,726)	(260,785)

2017

Cash provided by operating activities in 2017 increased by $32.0 million compared to the prior year. This increase is due primarily to an increase in net income of $303.8 million, and an increase in other long-term liabilities of $15.6 million primarily related to the favorable resolution of an income tax matter in 2016. These changes were partially offset by net unfavorable changes in working capital of $234.7 million coupled with a decrease in depreciation and amortization expenses of $54.5 million. The net unfavorable change in working capital was primarily due to unfavorable changes of $273.4 million in accounts receivable and $26.6 million in inventories due to higher business activity levels, $5.7 million in prepaid expenses and other current assets, and $10.4 in accrued expenses due to the timing of services performed. This unfavorable change was partially offset by favorable changes in working capital of $35.4 million in accounts payable, $23.3 million in income taxes receivable/ payable, net and $15.9 million in accrued payroll and related expenses consistent with higher business activity levels coupled with the timing of payments and receipts of tax refunds.

Cash used for investing activities in 2017 increased by $83.0 million, compared to 2016, primarily because of higher capital expenditures in response to improved industry conditions.

Cash used for financing activities in 2017 increased by $56.4 million primarily as a result of higher cash dividends to common stockholders consistent with improved financial results, and increased repurchases of the Company’s common stock on the open market and for taxes related to the vesting of certain restricted shares.

2016

Cash provided by operating activities in 2016 decreased by $372.1 million compared to the same period in the prior year. This decrease was due primarily to net unfavorable changes in working capital of $237.0 million coupled with an increase in net losses of $41.7 million, a decrease in depreciation and amortization expenses of $54.4 million, a decrease in (gains) and losses on sale of assets of $14.3 million and a decrease in long-term liabilities of $15.7 million primarily related to the positive resolution of an income tax matter. The net unfavorable change in working capital was primarily due to unfavorable changes of $337.0 million in accounts receivable due to a less significant decline in business activity levels in 2016 compared to 2015, and $6.4 million decrease in inventory consistent with lower business activity levels. This unfavorable change was partially offset by favorable changes of $56.2 million in accounts payable, $28.6 million in accrued payroll and related expenses, $6.1 million in income taxes payable/ receivable, net, $5.0 million in prepaid expenses and other current assets and $4.2 million in accrued state, local and other taxes consistent with lower business activity levels coupled with the timing of payments.

Cash used for investing activities in 2016 decreased by $136.2 million, compared to 2015, primarily as a result of significantly lower capital expenditures in response to weaker industry conditions.

Cash used for financing activities in 2016 decreased by $247.1 million primarily as a result of lower net loan repayments as there has been no outstanding borrowings since the fourth quarter of 2015 coupled with lower common stock dividends during 2016 compared to the same period in the prior year. The Company reduced its common stock dividend during the first quarter of 2015 and then temporarily suspended its regular quarterly common stock dividend beginning in the second quarter of 2015. The Company paid a special year-end cash dividend of $0.05 per share to common stockholders in the fourth quarter of 2016.

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2017 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $125 million revolving credit facility that matures in January 2019. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On June 30, 2016, the Company amended the revolving credit facility to establish a borrowing base to be the lesser of $125 million, or a specified percentage of eligible accounts receivable, less the amount of any outstanding letters of credit. As of December 31, 2017, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.6 million; therefore, a total of $105.4 million of the facility was available. For additional information with respect to RPC’s facility, see Note 6 of the Notes to Consolidated Financial Statements.

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

Cash Requirements

Capital expenditures were $117.5 million in 2017, and we currently expect capital expenditures to be approximately $260 million in 2018. We expect that a majority of these expenditures in 2018 will be directed towards new revenue-producing equipment and capitalized maintenance of our existing equipment. The actual amount of capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During 2017, the Company did not contribute to the pension plan and although not required, Company management will evaluate contributing to the pension plan during 2018.

The Company has a stock buyback program, initially adopted in 1998 and subsequently amended in 2013, that authorizes the repurchase of up to 31,578,125 shares. There were 1,074,889 shares purchased on the open market by the Company during 2017, and 975,265 shares remain available to be repurchased under the current authorization as of December 31, 2017. On February 12, 2018, the Board of Directors increased the number of shares authorized for repurchase by 10 million shares. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On January 23, 2018, the Board of Directors declared a 43 percent increase to the regular cash dividend from $0.07 per share to $0.10 per share payable March 9, 2018 to stockholders of record at the close of business on February 9, 2018.  Subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors, the Company expects to continue to pay regular quarterly cash dividends to common stockholders.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company’s significant contractual obligations as of December 31, 2017:

Contractual Obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Interest on long-term debt obligations	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating leases (1)	39,762	12,607	15,504	8,742	2,909
Purchase obligations (2)	114,431	111,056	3,375	—	—
Other long-term liabilities (3)	6,768	5,106	1,663	—	—
Total contractual obligations	$160,961	$128,769	$20,542	$8,742	$2,909
(1)	Operating leases include agreements for various office locations, office equipment, and certain operating equipment.
(2)	Includes agreements to purchase raw materials, goods or services that have been approved and that specify all significant terms (pricing, quantity, and timing). As part of the normal course of business the Company occasionally enters into purchase commitments to manage its various operating needs.
(3)	Includes expected cash payments for long-term liabilities reflected on the balance sheet where the timing of the payments is known. These amounts include incentive compensation. These amounts exclude pension obligations with uncertain funding requirements and deferred compensation liabilities.

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

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. In addition, activity increases can cause increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. Since oilfield activity began to increase in the second quarter of 2016, the Company has experienced upward pressure on the price of labor due to the shortage of skilled employees as well as increases in the prices of certain raw materials used in providing our services. During the third quarter of 2017, the Company experienced temporary price increases and shortages of certain raw materials due to supply disruptions caused by several hurricanes in the Gulf Coast and Southeastern United States. Thus far in this period of increasing activity, the Company has successfully increased pricing for our services to compensate for these price increases, although no assurance can be given that the Company will continue to be able to do so in the future.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $849,000 in 2017, $739,000 in 2016, and $753,000 in 2015. The Company’s receivable due from Marine Products for these services was $47,000 as of December 31, 2017 and $60,000 as of December 31, 2016. Many of the Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business equipment or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1,372,000 in 2017, $890,000 in 2016 and $1,127,000 in 2015.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $104,000 in 2017, $111,000 in 2016 and $100,000 in 2015.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC.  Each of RPC and Marine Products is a party to an operating lease agreement with 255 RC, LLC for a period of five years. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $197,000 in 2017 and 2016, and $186,000 in 2015 for the corporate aircraft. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2017, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

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

Allowance for doubtful accounts — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. Recoveries were insignificant in 2017 and 2016 and $1.0 million in 2015. We record specific provisions when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to a customer changes, our estimate of the realizability of the receivable would be further adjusted, either upward or downward.

The estimated allowance for doubtful accounts is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region. In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables which we adjust periodically based on management judgment and the economic strength of our customers. The net provisions for doubtful accounts as a percentage of revenues have ranged from (0.2) percent to 0.8 percent over the last three years. Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2017 would have resulted in a change of approximately $1.9 million to the allowance for doubtful accounts and a corresponding change to selling, general and administrative expenses.

Income taxes — The effective income tax rates were 30.2 percent in 2017, 41.0 percent in 2016 and 34.9 percent in 2015. Our effective tax rates vary due to changes in estimates of our future taxable income or losses, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments. As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis. The effective tax rate for 2017 includes beneficial adjustments related to the Tax Cuts and Jobs Act, enacted on December 22, 2017.

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

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions. Deferred tax liabilities and assets are determined based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the year the differences are expected to reverse. The newly enacted Tax Cuts and Jobs Act required the revaluation of our deferred tax assets and liabilities to reflect the change in Federal income tax rates from 35 percent to 21 percent.  The Company’s net deferred tax liability as of December 31, 2017, has been reduced through a discrete income tax provision adjustment of $19.3 million related to this rate change.

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

Insurance expenses —The Company self-insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability. The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims. The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims. As of December 31, 2017, the Company estimates the range of exposure to be from $13.8 million to $17.7 million. The Company has recorded liabilities at December 31, 2017 of $15.7 million which represents management’s best estimate of probable loss.

Depreciable life of assets — RPC’s net property, plant and equipment at December 31, 2017 was $443.9 million representing 38.7 percent of the Company’s consolidated assets. Depreciation and amortization expenses for the year ended December 31, 2017 were $163.5 million. Management judgment is required in the determination of the estimated useful lives used to calculate the annual and accumulated depreciation and amortization expense.

Property, plant and equipment are reported at cost less accumulated depreciation and amortization, which is provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors including historical experience with similar assets. Assets are monitored to ensure changes in asset lives are identified and prospective depreciation and amortization expense is adjusted accordingly. We did not make any changes to the estimated lives of assets resulting in a material impact in 2017 or 2016.

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

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment advisor. Differences between the expected long-term return on plan assets and the actual return are amortized over future years. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. The Company’s assumption for the expected return on plan assets was seven percent for 2017, 2016 and 2015.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plan are forecasted and then compared to a portfolio of investment grade corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. A lower discount rate increases the present value of benefit obligations. The discount rate was 4.00 percent as of December 31, 2017 compared to 4.45 percent as of December 31, 2016 and 4.70 percent in 2015.

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

As of December 31, 2017, the defined benefit plan was under-funded and the recorded change within accumulated other comprehensive loss increased stockholders’ equity by approximately $0.5 million after tax. Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in a pre-tax increase or decrease of approximately $1.3 million to the net loss related to pension reflected in accumulated other comprehensive loss.

The Company recognized pre-tax pension expense of $0.4 million in 2017, $0.7 million in 2016 and $0.4 million in 2015. Based on the under-funded status of the defined benefit plan as of December 31, 2017, the Company expects to recognize pension expense of $4 thousand in 2018. Holding all other factors constant, a change in the expected long-term rate of return on plan assets by 0.50 percentage points would result in an increase or decrease in pension expense of approximately $.02 million in 2018. Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an increase or decrease in pension expense of approximately $11 thousand in 2018.

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

To be adopted in 2018:

REVENUE RECOGNITION:

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The provisions of this ASU require entities to recognize revenue to depict transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for either a full retrospective adoption in which the standard is applied to all of the periods presented, or a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements with a cumulative-effect adjustment reflected in retained earnings. The standard also requires expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new revenue recognition standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

Current Status of implementation:

The Company has completed a comprehensive review of a representative sample of contracts with customers encompassing both of our reportable segments and all of our major service lines.  As part of planning for the adoption of this new accounting standard, the Company has prepared technical accounting memorandums, drafted new formal accounting policies, evaluated the impact the standard will have on our control environment, and is currently working on refining required disclosures.  The Company adopted the standard on January 1, 2018 using the modified retrospective method and the cumulative-effect adjustment to retained earnings upon adoption is not material since most of the Company’s services are primarily short-term in nature.  However, the revenue specific disclosures beginning in 2018 will be significantly expanded.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its revolving credit facility. As of December 31, 2017, there are no outstanding interest-bearing advances on our credit facility which bear interest at a floating rate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2017 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2017.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2017, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 34.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell	Ben M. Palmer
President and Chief Executive Officer	Vice President, Chief Financial Officer and Corporate Secretary

Atlanta, Georgia

February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia
February 28, 2018

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

December 31,	2017	2016
ASSETS
Cash and cash equivalents	$91,050	$131,835
Accounts receivable, net	377,853	169,166
Inventories	114,866	108,316
Income taxes receivable	40,243	57,174
Prepaid expenses	8,992	6,718
Other current assets	7,131	5,848
Current assets	640,135	479,057
Property, plant and equipment, net	443,928	497,986
Goodwill	32,150	32,150
Other assets	31,011	26,259
Total assets	$1,147,224	$1,035,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$103,462	$70,536
Accrued payroll and related expenses	23,577	12,130
Accrued insurance expenses	5,299	4,099
Accrued state, local and other taxes	8,655	3,094
Income taxes payable	3,224	4,929
Other accrued expenses	1,143	6,680
Current liabilities	145,360	101,468
Long-term accrued insurance expenses	10,376	9,537
Long-term pension liabilities	35,635	32,864
Deferred income taxes	39,437	81,466
Other long-term liabilities	4,719	3,318
Total liabilities	235,527	228,653
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 216,543,552 and 217,489,402 shares issued and outstanding in 2017 and 2016, respectively	21,654	21,749
Capital in excess of par value	—	—
Retained earnings	906,745	803,152
Accumulated other comprehensive loss	(16,702)	(18,102)
Total stockholders’ equity	911,697	806,799
Total liabilities and stockholders’ equity	$1,147,224	$1,035,452

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2017	2016	2015
REVENUES	$1,595,227	$728,974	$1,263,840
COSTS AND EXPENSES:
Cost of revenues (exclusive of items shown separately below)	1,050,809	607,888	986,144
Selling, general and administrative expenses	159,194	150,690	156,579
Depreciation and amortization	163,537	217,258	270,977
(Gain) loss on disposition of assets, net	(4,530)	(7,920)	6,417
Operating profit (loss)	226,217	(238,942)	(156,277)
Interest expense	(426)	(681)	(2,032)
Interest income	1,494	467	83
Other (expense) income, net	5,531	(204)	5,185
Income (loss) before income taxes	232,816	(239,360)	(153,041)
Income tax provision (benefit)	70,305	(98,114)	(53,480)
Net income (loss)	$162,511	$(141,246)	$(99,561)
EARNINGS (LOSS) PER SHARE
Basic	$0.75	$(0.66)	$(0.47)
Diluted	$0.75	$(0.66)	$(0.47)
Dividends paid per share	$0.200	$0.050	$0.155

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2017	2016	2015
NET INCOME (LOSS)	$162,511	$(141,246)	$(99,561)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES:
Pension adjustment	1,033	(788)	1,531
Foreign currency translation	391	652	(1,801)
Unrealized (loss) gain on securities, net reclassification adjustments	(24)	3	134
COMPREHENSIVE INCOME (LOSS)	$163,911	$(141,379)	$(99,697)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
RPC, INC. AND SUBSIDIARIES

(in thousands)

					Accumulated
			Capital in		Other
Three Years Ended	Common Stock		Excess of	Retained	Comprehensive
December 31, 2017	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2014	216,539	$21,654	$—	$1,074,561	$(17,833)	$1,078,382
Stock issued for stock incentive plans, net	791	79	9,802	—	—	9,881
Stock purchased and retired	(339)	(34)	(11,212)	7,153	—	(4,093)
Net loss	—	—	—	(99,561)	—	(99,561)
Pension adjustment, net of taxes	—	—	—	—	1,531	1,531
Foreign currency translation	—	—	—	—	(1,801)	(1,801)
Unrealized gain on securities, net of taxes	—	—	—	—	134	134
Dividends declared	—	—	—	(33,602)	—	(33,602)
Excess tax benefits for share-based payments	—	—	1,410	—	—	1,410
Balance, December 31, 2015	216,991	21,699	—	948,551	(17,969)	952,281
Stock issued for stock incentive plans, net	796	80	9,508	—	—	9,588
Stock purchased and retired	(298)	(30)	(9,935)	6,708	—	(3,257)
Net loss	—	—	—	(141,246)	—	(141,246)
Pension adjustment, net of taxes	—	—	—	—	(788)	(788)
Foreign currency translation	—	—	—	—	652	652
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	3	3
Dividends declared	—	—	—	(10,861)	—	(10,861)
Excess tax benefits for share-based payments	—	—	427	—	—	427
Balance, December 31, 2016	217,489	21,749	—	803,152	(18,102)	806,799
Stock issued for stock incentive plans, net	420	42	11,048	—	—	11,090
Stock purchased and retired	(1,365)	(137)	(11,048)	(15,599)	—	(26,784)
Net income	—	—	—	162,511	—	162,511
Pension adjustment, net of taxes	—	—	—	—	1,033	1,033
Foreign currency translation	—	—	—	—	391	391
Unrealized loss on securities, net of taxes and reclassification adjustment	—	—	—	—	(24)	(24)
Dividends declared	—	—	—	(43,319)	—	(43,319)
Balance, December 31, 2017	216,544	$21,654	$—	$906,745	$(16,702)	$911,697

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RPC, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2017	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$162,511	$(141,246)	$(99,561)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	166,558	221,038	275,413
Stock-based compensation expense	11,090	10,218	9,960
(Gain) loss on disposition of assets, net	(4,530)	(7,920)	6,417
Deferred income tax benefit	(42,609)	(34,209)	(33,013)
Excess tax benefits for share-based payments	-	(427)	(1,410)
(Increase) decrease in assets:
Accounts receivable	(208,642)	64,715	401,753
Income taxes receivable	16,931	(5,355)	(20,867)
Inventories	(6,275)	20,294	26,667
Prepaid expenses	(2,272)	2,244	161
Other current assets	(1,222)	2	(2,881)
Other non-current assets	(4,779)	(1,851)	1,768
Increase (decrease) in liabilities:
Accounts payable	29,176	(6,250)	(62,446)
Income taxes payable	(1,705)	(2,710)	6,695
Accrued payroll and related expenses	11,408	(4,540)	(33,143)
Accrued insurance expenses	1,200	(197)	(1,336)
Accrued state, local and other taxes	5,561	256	(3,983)
Other accrued expenses	(5,335)	5,017	(180)
Pension liabilities	4,398	(1,385)	1,021
Long-term accrued insurance expenses	839	(1,811)	1,249
Other long-term liabilities	1,401	(14,179)	1,508
Net cash provided by operating activities	133,704	101,704	473,792
INVESTING ACTIVITIES
Capital expenditures	(117,509)	(33,938)	(167,426)
Proceeds from sale of assets	13,123	12,599	9,843
Net cash used for investing activities	(104,386)	(21,339)	(157,583)
FINANCING ACTIVITIES
Payment of dividends	(43,319)	(10,861)	(33,602)
Borrowings from notes payable to banks	—	—	613,300
Repayments of notes payable to banks	—	—	(837,800)
Debt issue costs for notes payable to banks	—	(35)	—
Excess tax benefits for share-based payments	—	427	1,410
Cash paid for common stock purchased and retired	(26,784)	(3,257)	(4,093)
Net cash used for financing activities	(70,103)	(13,726)	(260,785)
Net (decrease) increase in cash and cash equivalents	(40,785)	66,639	55,424
Cash and cash equivalents at beginning of year	131,835	65,196	9,772
Cash and cash equivalents at end of year	$91,050	$131,835	$65,196

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

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

Preferred Stock

RPC is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2017, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Dividends

On January 23, 2018, the Board of Directors declared a 43 percent increase to the regular quarterly cash dividend from $0.07 per share to $0.10 per share payable March 9, 2018 to stockholders of record at the close of business on February 9, 2018.  Subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors, the Company expects to continue to pay regular quarterly cash dividends to common stockholders.

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

Revenues

RPC’s revenues are generated principally from providing equipment and services. Revenues are recognized when the services are rendered and collectibility is reasonably assured. Revenues from equipment and services are based on fixed or determinable priced purchase orders or contracts with the customer and do not include the right of return. Rates for equipment and services are priced on a per day, per unit of measure, per man hour or similar basis. Sales tax charged to customers is presented on a net basis within the consolidated statements of operations and excluded from revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

Concentration of Credit Risk

Substantially all of the Company’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company provided oilfield services to several hundred customers during each of the last three years. There were no customers that accounted for more than 10 percent of the Company’s revenues in 2017 and 2016; and one customer accounted for 23 percent of revenues in 2015. Additionally, there were no customers that accounted for more than 10 percent of accounts receivable as of December 31, 2017 and 2016.

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

Investments

Investments classified as available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company realized no gains or losses on its available-for-sale securities during 2017 and 2016, and an immaterial realized loss during 2015. Securities that are held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) are classified as trading. See Note 10 for further information regarding the SERP. The change in fair value of trading securities is presented as compensation cost in selling, general and administrative expenses on the consolidated statements of operations.

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

Inventories

Inventories, which consist principally of (i) raw materials and supplies that are consumed providing services to the Company’s customers, (ii) spare parts for equipment used in providing these services and (iii) components and attachments for manufactured equipment used in providing services, are recorded at the lower of cost and net realizable value.  Cost is determined using first-in, first-out (“FIFO”) method or the weighted average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The Company regularly reviews inventory quantities on hand and records a write-down for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill by reportable segment was as follows:

Years Ended December 31,	2017	2016
(in thousands)
Technical Services	$30,992	$30,992
Support Services	1,158	1,158
Goodwill	$32,150	$32,150

Goodwill is reviewed annually, or more frequently, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, for impairment. In 2017 and 2016, the Company performed a quantitative impairment test by estimating the fair value of each of its reporting units using a discounted cash flow analysis based on management’s short-term and long-term forecast of operating results. The discounted cash flow analysis for each reporting unit includes assumptions regarding discount rates, revenue growth rates, expected profitability margins, forecasted capital expenditures, and the timing of expected future cash flows. Based on the analysis, the Company concluded that the fair value of its reporting units exceeded their carrying amount and therefore no impairment of goodwill occurred for the years ended December 31, 2017 and 2016. The Company completed a comprehensive qualitative assessment of the various factors that impact goodwill for the year ended December 31, 2015, and concluded it is more likely than not that the fair value of its reporting units exceeded their carrying amounts as of the annual test date and therefore no impairment of its goodwill occurred for the year ended December 31, 2015.

Advertising

Advertising expenses are charged to expense during the period in which they are incurred. Advertising expenses totaled $1,696,000 in 2017, $1,296,000 in 2016, and $2,058,000 in 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The newly enacted Tax Cuts and Jobs Act required the revaluation of our deferred tax assets and liabilities to reflect the change in Federal income tax rates from 35 percent to 21 percent. The Company’s net deferred tax liability as of December 31, 2017, has been reduced through a discrete income tax provision adjustment of $19.3 million related to this rate change. The Company establishes a valuation allowance against the carrying value of deferred tax assets when the Company determines that it is more likely than not that the asset will not be realized through future taxable income.

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

Share Repurchases

The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value and retained earnings if capital in excess of par value is depleted. The Company tracks capital in excess of par value on a cumulative basis for each reporting period, discloses the excess over capital in excess of par value as part of stock purchased and retired in the consolidated statements of stockholders’ equity.

Earnings per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. However, in periods of net loss, participating securities are excluded from the weighted average shares outstanding since such inclusion would be anti-dilutive. See Note 10 for further information on restricted stock granted to employees.

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

(In thousands except per share data )	2017	2016	2015
Net income (loss) available for stockholders	$162,511	$(141,246)	$(99,561)
Less: Adjustments for earnings/ loss attributable to participating securities	(2,102)	(147)	(240)
Net income (loss) used in calculating earnings (loss) per share	$160,409	$(141,393)	$(99,801)

Weighted average shares outstanding (including participating securities)	217,194	217,509	213,632
Adjustment for participating securities	(2,891)	(3,282)	(3,359)
Shares used in calculating basic and diluted earnings (loss) per share	214,303	214,227	210,273

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

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payment awards, net of estimated forfeitures. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 10 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

To be adopted in 2018:

REVENUE RECOGNITION:

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The provisions of this ASU require entities to recognize revenue to depict transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for either a full retrospective adoption in which the standard is applied to all of the periods presented, or a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements with a cumulative-effect adjustment reflected in retained earnings. The standard also requires expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new revenue recognition standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

Current Status of implementation:

The Company has completed a comprehensive review of a representative sample of contracts with customers encompassing both of our reportable segments and all of our major service lines.  As part of planning for the adoption of this new accounting standard, the Company has prepared technical accounting memorandums, drafted new formal accounting policies, evaluated the impact the standard will have on our control environment, and is currently working on refining required disclosures.  The Company adopted the standard on January 1, 2018 using the modified retrospective method and the cumulative-effect adjustment to retained earnings upon adoption is not material since most of the Company’s services are primarily short-term in nature.  However, the revenue specific disclosures beginning in 2018 will be significantly expanded.

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

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

Note 2: Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2017	2016
(in thousands)
Trade receivables:
Billed	$296,588	$122,216
Unbilled	68,494	39,223
Other receivables	17,242	10,280
Total	382,324	171,719
Less: allowance for doubtful accounts	(4,471)	(2,553)
Accounts receivable, net	$377,853	$169,166

Trade receivables relate to revenues generated from equipment and services, for which credit is extended based on our evaluation of the customer’s credit worthiness. Unbilled receivables represent revenues earned but not billed to the customer until future dates, usually within one month. Other receivables consists primarily of net amounts receivable from an agent, that operates internationally, as well as amounts due from the favorable resolution of state tax audits and rebates due from suppliers.

Changes in the Company’s allowance for doubtful accounts are as follows:

Years Ended December 31,	2017	2016
(in thousands)
Beginning balance	$2,553	$10,605
Bad debt expense (reduction)	1,441	6,021
Accounts written-off	(105)	(14,101)
Recoveries	582	28
Ending balance	$4,471	$2,553

Note 3: Inventories

Inventories are $114,866,000 at December 31, 2017 and $108,316,000 at December 31, 2016 and consist of raw materials, parts and supplies. The reserve for obsolete and slow moving inventory is $3,875,000 at December 31, 2017 and $3,052,000 at December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

Note 4: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2017	2016
(in thousands)
Land	$19,991	$19,070
Buildings and leasehold improvements	138,072	142,741
Operating equipment	1,419,670	1,432,007
Computer software	23,017	22,050
Furniture and fixtures	7,656	8,056
Vehicles	494,833	469,570
Construction in progress	—	—
Gross property, plant and equipment	2,103,239	2,093,494
Less: accumulated depreciation	(1,659,311)	(1,595,508)
Net property, plant and equipment	$443,928	$497,986

Depreciation expense was $166.9 million in 2017, $220.6 million in 2016, and $274.4 million in 2015, and includes amounts recorded as costs of revenues. There were no capital leases outstanding as of December 31, 2017 and December 31, 2016. The Company had accounts payable for purchases of property and equipment of $7.1 million as of December 31, 2017, $3.4 million as of December 31, 2016, and $2.4 million as of December 31, 2015.

Note 5: Income Taxes

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (“the Act”), which took effect on January 1, 2018. Some notable provisions of the Act include a reduction of the corporate Federal income tax rate from 35 percent to 21 percent, a one-time transition tax on un-repatriated foreign earnings and profits, adjustments to deductible compensation paid to our executive officers, and 100 percent bonus depreciation on capital expenditures. Under the accounting rules, companies are required to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted. As a result, for the year ended December 31, 2017, the Company recorded a discrete tax benefit adjustment of $19.3 million from revaluing the Company’s net deferred tax liabilities. The Company also evaluated the impact of the Act on un-repatriated earnings and profits of our foreign subsidiaries and determined the tax to be negligible. We believe the adjustments resulting from these components of the Act to be complete as of December 31, 2017.

However, the Company has not completed its accounting for the income tax effects of the Act as it pertains to the deduction for executive compensation, including the impact for compensation that is paid pursuant to a binding contract that would have been deductible under the prior rules. Due to the complexity of this provision, additional time is needed to further analyze our executive compensation program, exceptions under the binding contract rule, the impact of vesting of restricted stock grants, dividends, and bonuses. Additionally, due to the volume of property, plant and equipment that may be impacted by the Act, we have included a provisional adjustment in our accounting for tax reform, until additional testing and review of assets that qualify for immediate expensing under the new rules can be performed.

The ultimate impact of the Act may differ from the recorded amounts due to changes in our interpretations and assumptions, as well as additional regulatory guidance that may be issued. We expect to complete the accounting for tax reform with the completion of our 2017 Federal income tax return, expected to be complete by the third quarter of 2018.

Also in 2017, the Company adopted the amendments of ASU 2016-09 that required excess tax benefits and deficiencies related to the vesting of restricted stock to be recognized as a component of income tax expense rather than in equity. This resulted in a beneficial discrete adjustment of approximately $2.8 million to the provision for income taxes in 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

The following table lists the components of the provision (benefit) for income taxes:

Years ended December 31,	2017	2016	2015
(in thousands)
Current provision (benefit):
Federal	$95,995	$(43,993)	$(24,727)
State	13,966	(24,479)	(3,638)
Foreign	2,953	4,567	7,898
Deferred provision (benefit):
Federal	(39,710)	(31,505)	(31,178)
State	(2,899)	(2,704)	(1,835)
Total income tax provision (benefit)	$70,305	$(98,114)	$(53,480)

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.9	1.3	-
Tax credits	(0.7)	0.1	0.3
Non-deductible expenses	2.0	(0.7)	(1.3)
Change in contingencies	-	6.6	—
Adjustments related to the Act	(8.3)
Other	0.3	(1.3)	0.9
Effective tax rate	30.2%	41.0%	34.9%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2017	2016
(in thousands)
Deferred tax assets:
Self-insurance	$4,660	$5,907
Pension	8,730	11,995
State net operating loss carryforwards	4,048	1,455
Bad debt	1,149	991
Accrued payroll	1,117	857
Stock-based compensation	3,612	5,847
Foreign tax credits	3,592	-
All others	1,681	2,483
Valuation allowance	(3,994)	(356)
Gross deferred tax assets	24,595	29,179
Deferred tax liabilities:
Depreciation	(53,119)	(95,606)
Goodwill amortization	(6,450)	(9,340)
Basis differences in consolidated limited liability company	(4,102)	(5,281)
Basis differences in joint ventures	(355)	(396)
All others	(6)	(22)
Gross deferred tax liabilities	(64,032)	(110,645)
Net deferred tax liabilities	(39,437)	$(81,466)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

As of December 31, 2017, undistributed earnings of the Company's foreign subsidiaries totaled $8.4 million. In accordance with the Act, the Company has calculated the impact of a deemed repatriation of these earnings, and has concluded that additional U.S. income taxes upon full repatriation would be negligible. Accordingly, no U.S. federal and state income taxes have been provided thereon. Under the Act, distribution of these earnings in the form of dividends or otherwise would be subject to withholding taxes payable to the foreign countries. The Company's current intention is to permanently reinvest funds held in our foreign subsidiaries outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective through the utilization of foreign tax credits, or would otherwise create no additional U.S. tax cost.

As of December 31, 2017, the Company has net operating loss carryforwards related to state income taxes of $79.1 million (gross) that will expire between 2018 and 2035. As of December 31, 2017, the Company has a valuation allowance of $347 thousand, representing the tax-affected amount of loss carryforwards that the Company does not expect to utilize, against the corresponding deferred tax asset.

Additionally, as of December 31, 2017, the Company has foreign tax credits totaling $3,591 thousand and capital loss carryforwards of $56 thousand that are not expected to be utilized, and has a full valuation allowance against the corresponding deferred tax assets.

Total net income tax (refunds) payments were $98.0 million in 2017, $(42.4) million in 2016, and $(7.9) million in 2015.

The Company and its subsidiaries are subject to U.S. federal and state income taxes in multiple jurisdictions. In many cases our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. In general, the Company’s 2014 through 2017 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

In March 2017, the Internal Revenue Service (IRS) initiated an examination of the Company’s Federal Income Tax Returns for the years 2013 through 2015. As of December 31, 2017, the IRS has not proposed any adjustments with respect to the examination.

The Company’s subsidiaries are also subject to foreign income taxes in certain jurisdictions. In November 2016, the Canadian Revenue Agency (“CRA”) initiated an examination of the Company’s Canadian subsidiary for the periods 2013 through 2015. As of December 12, 2017, the CRA concluded its examination with minimal adjustments.

As of December 31, 2017 and 2016, our liability for unrecognized tax benefits related primarily to state income taxes did not change and remained at $2,215,000, and is recognized as a component of other long-term liabilities in the accompanying consolidated balance sheet. The liability, if recognized, would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016
Balance at January 1	$2,215,000	$26,152,000
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	(23,937,000)
Balance at December 31	$2,215,000	$2,215,000

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties as of December 31, 2017 and 2016 were $193 thousand and $76 thousand, respectively.

It is reasonably possible that the amount of the unrecognized tax benefits with respect to our unrecognized tax positions will increase or decrease in the next 12 months. These changes may result from, among other things, state tax settlements under voluntary disclosure agreements, or conclusions of ongoing examinations or reviews. However, quantification of an estimated range cannot be made at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

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

On June 30, 2016, the Company amended the revolving credit facility to (1) establish a borrowing base to be the lesser of (a) $125 million or (b) the difference between (i) a specified percentage (ranging from 70% to 80%) of eligible accounts receivable less (ii) the amount of any outstanding letters of credit, (2) secure payment obligations under the credit facility with a security interest in the consolidated accounts receivable, and (3) replace the financial covenants related to minimum leverage and debt service coverage ratios with a covenant to maintain a minimum tangible net worth of not less than $700 million. As of December 31, 2017, the Company was in compliance with this covenant.

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

The Company has incurred loan origination fees and other debt related costs associated with the revolving credit facility in the aggregate of $3.0 million. These costs, net of amounts written off as a result of a reduction in the size of the revolving credit facility in 2016, are being amortized to interest expense over the remaining term of the five-year loan, and the remaining net balance of $123,000 at December 31, 2017 is classified as part of non-current other assets.

On January 4, 2016, the Company entered into a separate one year $35 million uncommitted letter of credit facility with Bank of America, N.A. Under the terms of the letter of credit facility, the Company paid 0.75% per annum on outstanding letters of credit. This letter of credit facility expired on January 3, 2017. All letters of credit are currently issued under RPC’s $125 million credit facility. Letters of credit outstanding totaled $19.6 million as of December 31, 2017 and $19.1 million as of December 31, 2016.

As of December 31, 2017, RPC had no outstanding borrowings under the revolving credit facility. Interest incurred and paid on the credit facility, interest capitalized related to facilities and equipment under construction, and the related weighted average interest rates were as follows for the periods indicated:

Years Ended December 31,	2017	2016	2015
(in thousands except interest rate data)
Interest incurred	$415	$449	$1,913
Capitalized interest	$—	$—	$534
Interest paid (net of capitalized interest)	$181	$284	$1,169
Weighted average interest rate	—%	—%	2.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

Note 7: Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2015	$(14,715)	$36	$(3,290)	$(17,969)
Change during 2016:
Before-tax amount	(2,039)	5	652	(1,382)
Tax (expense) benefit	744	(2)	—	742
Reclassification adjustment, net of taxes:
Realized loss on securities	—	—	—	—
Amortization of net loss (1)	507	—	—	507
Total activity in 2016	(788)	3	652	(133)
Balance at December 31, 2016	$(15,503)	$39	$(2,638)	$(18,102)
Change during 2017:
Before-tax amount	776	(38)	391	1,129
Tax (expense) benefit	(283)	14	—	(269)
Reclassification adjustment, net of taxes:
Realized loss on securities	—	—	—	—
Amortization of net loss (1)	540	—	—	540
Total activity in 2017	1,033	(24)	391	1,400
Balance at December 31, 2017	$(14,470)	$15	$(2,247)	$(16,702)
(1)	Reported as part of selling, general and administrative expenses.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2017 and 2016:

		Fair Value Measurements at December 31, 2017 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities – equity securities	$270	$270	$—	$—
Investments measured at net asset value - trading securities	$23,463

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

		Fair Value Measurements at December 31, 2016 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities – equity securities	$264	$264	$—	$—
Investments measured at net asset value - trading securities	$18,367

The Company determines the fair value of marketable securities classified as available-for-sale through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities classified as trading are comprised of the SERP assets, as described in Note 10, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2017 there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at December 31, 2017 and 2016. Outstanding balances based on the quote from the lender (level 2 inputs) is similar to the fair value as of the same date. The borrowings under our revolving credit facility bear variable interest rates as described in Note 6. The Company is subject to interest rate risk on the variable component of the interest rate.

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

Note 9: Commitments and Contingencies

Lease Commitments - Minimum annual rentals, principally for noncancelable real estate and equipment leases with terms in excess of one year, in effect at December 31, 2017, are summarized in the following table:

(in thousands)
2018	$11,555
2019	9,365
2020	6,139
2021	4,787
2022	3,955
Thereafter	2,909
Total rental commitments	$38,710

Total rental expense, including short-term rentals, charged to operations was $17,112,000 in 2017, $15,723,000 in 2016, and $20,658,000 in 2015.

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

Note 10: Employee Benefit Plans

Defined Benefit Pension Plan

The Company’s Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to substantially all employees with at least one year of service prior to 2002. During 2001, the plan became a multiple employer plan, with Marine Products Corporation as an adopting employer.

The Company’s projected benefit obligation exceeds the fair value of the plan assets under its pension plan by $8.3 million and thus the plan was under-funded as of December 31, 2017. The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2017	2016
(in thousands)
Accumulated benefit obligation at end of year	$46,397	$44,315

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$44,315	$42,894
Service cost	—	—
Interest cost	1,932	2,006
Amendments	—	—
Actuarial loss	2,206	1,371
Benefits paid	(2,056)	(1,956)
Projected benefit obligation at end of year	$46,397	$44,315
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$34,745	$30,937
Actual return on plan assets	5,361	1,464
Employer contribution	—	4,300
Benefits paid	(2,056)	(1,956)
Fair value of plan assets at end of year	$38,050	$34,745
Funded status at end of year	$(8,347)	$(9,570)

December 31,	2017	2016
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss	$22,762	$24,412
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$22,762	$24,412

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2017 and 2016 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

Amounts recognized in the consolidated balance sheets consist of:

December 31,	2017	2016
(in thousands)
Funded status of the Retirement Income Plan	$(8,347)	$(9,570)
SERP liability	(27,288)	(23,294)
Long-term pension liabilities	$(35,635)	$(32,864)

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. Amounts contributed to the plan totaled $4,300,000 in 2016 and no contributions were made in 2017.

The components of net periodic benefit cost of the Retirement Income Plan are summarized as follows:

Years ended December 31,	2017	2016	2015
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,932	2,006	1,898
Expected return on plan assets	(2,356)	(2,131)	(2,259)
Amortization of net loss	851	799	790
Net periodic benefit plan cost	$427	$674	$429

The Company recognized pre-tax (increases) decreases to the funded status in accumulated other comprehensive loss of $(1,650,000) in 2017, $1,240,000 in 2016, and $(2,411,000) in 2015. There were no previously unrecognized prior service costs as of December 31, 2017, 2016 and 2015. The pre-tax amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015 are summarized as follows:

(in thousands)	2017	2016	2015
Net (gain) loss	$(799)	$2,039	$(1,621)
Amortization of net loss	(851)	(799)	(790)
Net transition obligation (asset)	—	—	—
Amount recognized in accumulated other comprehensive loss	$(1,650)	$1,240	$(2,411)

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2018 are as follows:

(in thousands)	2018
Amortization of net loss	$775
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic benefit plan cost	$775

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2017	2016	2015
Projected Benefit Obligation:
Discount rate	4.00%	4.45%	4.70%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	4.45%	4.70%	4.15%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

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

The plan’s weighted average asset allocation at December 31, 2017 and 2016 by asset category along with the target allocation for 2018 are as follows:

	Target Allocation	Percentage of Plan Assets
December 31,	2018	2017	2016
Asset Category
Cash and cash equivalents	0% - 3.0%	2.8%	3.3%
Fixed income securities	15% - 25.0%	23.8%	25.3%
Domestic equity securities	0% - 40.0%	42.4%	25.5%
International equity securities	0% - 20.0%	20.7%	20.8%
Investments measured at net asset value	0% - 12.0%	10.3%	25.1%
Total		100.0%	100.0%

The Company’s overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers. Equity securities primarily include investments in large-cap and small-cap companies domiciled domestically and internationally. Fixed-income securities include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries. Other types of investments include real estate funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plan utilizes a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. Although not required, Company management will evaluate contributing to the pension plan during 2018.

Some of our assets, primarily our private equity and real estate funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For plan asset reporting as of December 31, 2017, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events. Additionally, these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested and the valuation is based on significant non-observable inputs which do not have a readily determinable fair value. These assets have been excluded from the fair value hierarchy applied retrospectively based on accounting guidance. The valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

The following tables present our plan assets using the fair value hierarchy as of December 31, 2017 and 2016. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 8 for a brief description of the three levels under the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

Fair Value Hierarchy as of December 31, 2017:
Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$1,084	$1,084	$—
Fixed Income Securities	(2)	9,064	—	9,064
Domestic Equity Securities	(3)	16,103	5,930	10,173
International Equity Securities	(4)	7,889	—	7,889
Total Assets in the Fair Value Hierarchy		$34,140	$7,014	$27,126
Investments measured at Net Asset Value		3,910
Investments at Fair Value		$38,050

Fair Value Hierarchy as of December 31, 2016:
Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$1,154	$1,154	$—
Fixed Income Securities	(2)	8,804	—	8,804
Domestic Equity Securities	(3)	8,865	4,469	4,396
International Equity Securities	(4)	7,215	—	7,215
Total Assets in the Fair Value Hierarchy		$26,038	$5,623	$20,415
Investments measured at Net Asset Value		8,707
Investments at Fair Value		$34,745

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Domestic equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(4)	International equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2018	$2,543
2019	2,614
2020	2,659
2021	2,748
2022	2,788
2023-2027	14,490

Supplemental Executive Retirement Plan (SERP)

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligations of the SERP. The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time. Investments in COLI policies consisted of $51.0 million in variable life insurance policies as of December 31, 2017 and $47.7 million as of December 31, 2016. In the COLI policies, the Company is able to allocate the investment of the assets across a set of choices provided by the insurance underwriters, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1. The fair value of these assets totaled $23,463,000 as of December 31, 2017 and $18,367,000 as of December 31, 2016. The SERP assets are reported in other assets on the balance sheet. The changes in the fair value of these assets, and normal insurance expenses are recorded in the consolidated statement of operations as compensation cost within selling, general and administrative expenses. Trading (losses) gains related to the SERP assets totaled $3,156,000 in 2017, $966,000 in 2016, and $(519,000) in 2015. The SERP liability is recorded on the balance sheet in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

401(k) Plan

RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than three months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. RPC matches 50 percent of each employee’s contributions that do not exceed six percent of the employee’s compensation, as defined by the plan. Employees vest in the RPC contributions after three years of service. The charges to expense for the Company’s contributions to the 401(k) plan were $4,509,000 in 2017, $3,250,000 in 2016, and $4,796,000 in 2015.

Stock Incentive Plans

The Company has issued stock options and restricted stock to employees under three 10-year stock incentive plans that were approved by stockholders in 1994, 2004 and 2014. The 1994 plan expired in 2004 and the 2004 Plan expired in 2014. In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024.  This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares.  As of December 31, 2017, 5,788,992 shares were available for grant.

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

Pre-tax stock-based employee compensation expense was $11,090,000 in 2017 ($7,042,000 after tax), $10,218,000 in 2016 ($6,488,000 after tax), and $9,960,000 in 2015 ($6,325,000 after tax).

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

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2003 and there are none outstanding. There were no stock options exercised during 2017, 2016 or 2015 and there are no stock options outstanding as of December 31, 2017.

Restricted Stock

The Company has granted employees time lapse restricted stock which vest after a stipulated number of years from the grant date, depending on the terms of the issue. Time lapse restricted shares issued vest in 20 percent increments annually starting with the second anniversary of the grant. Grantees receive dividends declared and retain voting rights for the granted shares. The agreement under which the restricted stock is issued provides that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed. Upon termination of employment from RPC, with the exception of death (fully vests), disability or retirement (partially vests based on duration of service), shares with restrictions are forfeited in accordance with the plan.

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2017:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested shares at January 1, 2017	3,217,075	$12.91
Granted	563,065	21.66
Vested	(900,051)	13.34
Forfeited	(143,724)	14.25
Non-vested shares at December 31, 2017	2,736,365	$14.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2016:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested shares at January 1, 2016	3,312,175	$13.17
Granted	920,100	10.77
Vested	(891,245)	11.58
Forfeited	(123,955)	13.41
Non-vested shares at December 31, 2016	3,217,075	$12.91

The fair value of restricted share awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. The weighted average grant date fair value per share of these restricted stock awards was $21.66 for 2017, $10.77 for 2016 and $12.30 for 2015. The total fair value of shares vested was $19,480,000 during 2017, $9,751,000 during 2016 and $12,727,000 during 2015.

Pursuant to the adoption of ASU 2016-09 in 2017, the classification of excess tax benefits realized from tax compensation deductions in excess of compensation expense have been reflected as follows:

•	$2,803,000 for 2017 has been recorded as a discrete income tax adjustment and classified within operating activities as part of net income in the consolidated statements of cash flows; and

•	$427,000 for 2016 and $1,410,000 for 2015 were credited to capital in excess of par value and classified within financing activities as an inflow in addition to being disclosed as an outflow within operating activities in the consolidated statements of cash flows.

Other Information

As of December 31, 2017, total unrecognized compensation cost related to non-vested restricted shares was $39,779,000 which is expected to be recognized over a weighted-average period of 3.3 years.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $849,000 in 2017, $739,000 in 2016, and $753,000 in 2015. The Company’s receivable due from Marine Products for these services was $47,000 as of December 31, 2017 and $60,000 as of December 31, 2016. Many of the Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business equipment or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1,372,000 in 2017, $890,000 in 2016 and $1,127,000 in 2015.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $104,000 in 2017, $111,000 in 2016 and $100,000 in 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC.  Each of RPC and Marine Products is a party to an operating lease agreement with 255 RC, LLC for a period of five years. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $197,000 in 2017 and 2016, and $186,000 in 2015 for the corporate aircraft. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2017, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

Note 12: Business Segment and Entity wide Disclosures

RPC’s reportable segments are the same as its operating segments. RPC manages its business under Technical Services and Support Services. Technical Services is comprised of service lines that generate revenue based on equipment, personnel or materials at the well site and are closely aligned with completion and production activities of the customers. Support Services is comprised of service lines which generate revenue from services and equipment offered off the well site and are closely aligned with the customers’ drilling activities. Selected overhead including centralized support services and regulatory compliance are classified as Corporate.

Technical Services consists primarily of pressure pumping, downhole tools, coiled tubing, snubbing, nitrogen, well control, wireline and fishing. The services offered under Technical Services are high capital and personnel intensive businesses. The Company considers all of these services to be closely integrated oil and gas well servicing businesses, and makes resource allocation and performance assessment decisions based on this operating segment as a whole across these various services.

Support Services consist primarily of drill pipe and related tools, pipe handling, pipe inspection and storage services, and oilfield training and consulting services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels.

The Company’s Chief Operating Decision Maker (“CODM”) assesses performance and makes resource allocation decisions regarding, among others, staffing, growth and maintenance capital expenditures and key initiatives based on the operating segments outlined above.

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

(in thousands)	2017	2016	2015
Technical Services:
Pressure Pumping	$993,538	$336,550	$676,415
Downhole Tools	294,606	169,754	229,902
Coiled Tubing	109,462	70,511	112,923
Nitrogen	38,961	37,172	53,488
Snubbing	23,838	18,903	38,912
All other	77,946	46,764	63,653
Total Technical Services	$1,538,351	$679,654	$1,175,293

Support Services:
Rental Tools	$30,264	$21,443	$45,126
All other	26,612	27,877	43,421
Total Support Services	$56,876	$49,320	$88,547

Total Revenues	$1,595,227	$728,974	$1,263,840

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2017, 2016 and 2015

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2017, 2016 and 2015 are shown in the following table:

(in thousands)	Technical Services	Support Services	Corporate	Gain (loss) on disposition of assets, net	Total
2017
Revenues	$1,538,351	$56,876	$—	$—	$1,595,227
Operating profit (loss)	251,476	(12,228)	(17,561)	4,530	226,217
Capital expenditures	106,131	9,949	1,429	—	117,509
Depreciation and amortization	145,507	17,570	460	—	163,537
Identifiable assets	896,803	75,568	174,853	—	1,147,224
2016
Revenues	$679,654	$49,320	$—	$—	$728,974
Operating (loss) profit	(203,804)	(26,021)	(17,037)	7,920	(238,942)
Capital expenditures	28,380	2,928	2,630	—	33,938
Depreciation and amortization	191,181	25,606	471	—	217,258
Identifiable assets	733,008	76,876	225,568	—	1,035,452
2015
Revenues	$1,175,293	$88,547	$—	$—	$1,263,840
Operating loss	(132,982)	(2,363)	(14,515)	(6,417)	(156,277)
Capital expenditures	155,361	11,055	1,010	—	167,426
Depreciation and amortization	237,778	32,697	502	—	270,977
Identifiable assets	976,761	108,262	152,071	—	1,237,094

The following summarizes revenues for the United States and separately for all international locations combined for the years ended December 31, 2017, 2016 and 2015. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

Years ended December 31,	2017	2016	2015
(in thousands)
United States Revenues	$1,539,462	$677,755	$1,191,704
International Revenues	55,765	51,219	72,136
	$1,595,227	$728,974	$1,263,840

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

As of the end of the period covered by this report, December 31, 2017 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 33 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2017 and issued a report thereon which is included on page 34 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the RPC Proxy Statement for its 2018 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on Page 14 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2018 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2018 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the RPC Proxy Statement for its 2018 Annual Meeting of Stockholders, in the sections “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2017.

Plan category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	—	$ —	5,778,992	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	$ —	5,778,992

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 10 to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2018 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the RPC Proxy Statement for its 2018 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled “Independent Registered Public Accounting Firm” in the RPC Proxy Statement for its 2018 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

10.6	Form of Time Lapse Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).

10.7	Form of Performance Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).

10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.9	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).

10.14	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).

10.15	Summary of Compensation Arrangements with Non-Employee Directors.

10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).

10.20	Form of award agreement under Performance-Based Incentive Cash Compensation Plan (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on February 28, 2017).

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).
3.1C	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q filed August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2017).
4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).
10.2	Agreement Regarding Distribution and Plan of Reorganization, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.2 to the Marine Products Corporation Form 10 filed on February 13, 2001).
10.3	Employee Benefits Agreement dated February 12, 2001, by and between RPC, Inc., Chaparral Boats, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.3 to the Marine Products Corporation Form 10 filed on February 13, 2001).
10.4	Transition Support Services Agreement dated February 12, 2001 by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.4 to the Marine Products Corporation Form 10 filed on February 13, 2001).
10.5	Tax Sharing Agreement dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Marine Products Corporation Form 10 filed on February 13, 2001).
10.6	Form of Time Lapse Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 2, 2004).
10.7	Form of Performance Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 2, 2004).
10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).
10.9	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).
10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).
10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).
10.12	Credit Agreement dated August 31, 2010 between the Company, Banc of America, N.A., SunTrust Bank, Regions Bank and certain other lenders party thereto (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed on September 7, 2010).
10.13	Amendment No. 1 to Credit Agreement dated as of June 16, 2011 between the Company, the Subsidiary Loan Parties party thereto, Bank of America, N.A. and certain other lenders party thereto (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on February 29, 2012).
10.14	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.15	Summary of Compensation Arrangements with Non-Employee Directors.
10.16	Amendment No. 2 to Credit Agreement and Amendment No. 1 to Subsidiary Guaranty Agreement dated as of January 17, 2014 between RPC, Bank of America, N.A., certain other Lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated January 17, 2014).
10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
10.18	Reduction of Commitment Notice, dated November 3, 2015 (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed on November 6, 2015).
10.19	Amendment No. 3 to Credit Agreement dated as of June 30, 2016 among RPC, Bank of America, N.A., certain other lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 7, 2016).
10.20	Form of award agreement under Performance-Based Incentive Cash Compensation Plan (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on February 28, 2017).
21	Subsidiaries of RPC
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer

95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, Inc.

/s/ Richard A. Hubbell
Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2018

/s/ Ben M. Palmer
Ben M. Palmer	Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 28, 2018

The Directors of RPC (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	Amy Rollins Kreisler, Director
Gary W. Rollins, Director	Bill J. Dismuke, Director
Henry B. Tippie, Director	Larry L. Prince, Director
James B. Williams, Director

/s/ Richard A. Hubbell
Richard A. Hubbell
Director and as Attorney-in-fact
February 28, 2018

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

SCHEDULE

Schedule II — Valuation and Qualifying Accounts	67

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended December 31, 2017, 2016 and 2015
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses		Net (Deductions) Recoveries		Balance at End of Period
Year ended December 31, 2017
Allowance for doubtful accounts	$2,553	$1,441		$477	(1)	$4,471
Deferred tax asset valuation allowance	$356	$3,638	(2)	$—		$3,994
Reserve for obsolete or slow moving inventory	$3,052	$5,869		$(5,046	) (3)	$3,875
Year ended December 31, 2016
Allowance for doubtful accounts	$10,605	$6,021		$(14,073	) (1)	$2,553
Deferred tax asset valuation allowance	$276	$80	(2)	$—		$356
Reserve for obsolete or slow moving inventory	$2,588	$6,401		$(5,937	) (3)	$3,052
Year ended December 31, 2015
Allowance for doubtful accounts	$15,351	$(2,958)		$(1,788	) (1)	$10,605
Deferred tax asset valuation allowance	$2	$274	(2)	$—		$276
Reserve for obsolete or slow moving inventory	$651	$2,272		$(335	) (3)	$2,588

(1)	Net (deductions) recoveries in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	The valuation allowance for deferred tax assets is increased or decreased each year to reflect the state net operating losses, foreign tax credits and capital losses that management believes will not be utilized before they expire.
(3)	Net (deductions) recoveries in the reserve for obsolete or slow moving inventory principally reflect the write-off and/ or disposal of previously reserved inventory.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters ended	March 31	June 30	September 30	December 31
(in thousands except per share data)
2017
Revenues	$298,119	$398,810	$470,999	$427,299
Operating profit	$1,574	$67,002	$97,357	$60,284
Net income (b)	$3,634	$43,840	$57,334	$57,703
Net income per share — basic (a) (b)	$0.02	$0.20	$0.26	$0.27
Net income per share — diluted (a) (b)	$0.02	$0.20	$0.26	$0.27
2016
Revenues	$189,095	$142,998	$175,884	$220,997
Operating loss	$(75,087)	$(75,222)	$(56,417)	$(32,216)
Net loss	$(32,511)	$(48,686)	$(38,942)	$(21,107)
Net loss per share — basic (a)	$(0.15)	$(0.23)	$(0.18)	$(0.10)
Net loss per share — diluted (a)	$(0.15)	$(0.23)	$(0.18)	$(0.10)

(a)	The sum of the income (loss) per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.
(b)	The indicated Statement of Operations data for 2017 includes the impact of a net discrete tax benefit of $19.3 million, or $0.09 per share, recorded as a result of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017.

