Form 10-Q
period 2018-03-31
RPC INC
filed 2018-04-30
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 20, 2018, RPC, Inc. had 215,468,774 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(In thousands)

(Unaudited)

	March 31,	December 31,
	2018	2017
		(Note 1)
ASSETS

Cash and cash equivalents	$100,983	$91,050
Accounts receivable, net of allowance for doubtful accounts of $4,691 in 2018 and $4,471 in 2017	384,702	377,853
Inventories	120,944	114,866
Income taxes receivable	29,942	40,243
Prepaid expenses	6,953	8,992
Other current assets	8,558	7,131
Total current assets	652,082	640,135
Property, plant and equipment, less accumulated depreciation of $1,674,538 in 2018 and $1,659,311 in 2017	466,076	443,928
Goodwill	32,150	32,150
Other assets	30,709	31,011
Total assets	$1,181,017	$1,147,224

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$127,171	$103,462
Accrued payroll and related expenses	26,728	23,577
Accrued insurance expenses	5,673	5,299
Accrued state, local and other taxes	9,625	8,655
Income taxes payable	8,010	3,224
Other accrued expenses	1,304	1,143
Total current liabilities	178,511	145,360
Long-term accrued insurance expenses	11,311	10,376
Long-term pension liabilities	34,818	35,635
Deferred income taxes	38,460	39,437
Other long-term liabilities	4,210	4,719
Total liabilities	267,310	235,527
Common stock	21,547	21,654
Capital in excess of par value	—	—
Retained earnings	909,185	906,745
Accumulated other comprehensive loss	(17,025)	(16,702)
Total stockholders' equity	913,707	911,697
Total liabilities and stockholders' equity	$1,181,017	$1,147,224

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Revenues	$436,334	$298,119
Cost of revenues (exclusive of items shown below)	295,605	216,242
Selling, general and administrative expenses	43,814	37,157
Depreciation and amortization	37,480	44,663
Gain on disposition of assets, net	(1,363)	(1,517)
Operating income	60,798	1,574
Interest expense	(105)	(103)
Interest income	402	129
Other income, net	5,395	212
Income before income taxes	66,490	1,812
Income tax provision (benefit)	14,360	(1,822)
Net income	$52,130	$3,634

Earnings per share
Basic	$0.24	$0.02
Diluted	$0.24	$0.02

Dividends per share	$0.10	$—

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Net income	$52,130	$3,634

Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	173	135
Foreign currency translation	(481)	42
Unrealized loss on securities, net of taxes	—	(15)
Comprehensive income	$51,822	$3,796

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(In thousands)

(Unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2017	216,544	$21,654	$—	$906,745	$(16,702)	$911,697
Adoption of accounting standard (Note 2)	—	—	—	15	(15)	—
Stock issued for stock incentive plans, net	498	50	2,505	—	—	2,555
Stock purchased and retired	(1,573)	(157)	(2,505)	(28,048)	—	(30,710)
Net income	—	—	—	52,130	—	52,130
Dividends	—	—	—	(21,657)	—	(21,657)
Pension adjustment, net of taxes	—	—	—	—	173	173
Foreign currency translation	—	—	—	—	(481)	(481)
Balance, March 31, 2018	215,469	$21,547	$—	$909,185	$(17,025)	$913,707

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$52,130	$3,634
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, amortization and other non-cash charges	38,148	45,412
Stock-based compensation expense	2,555	2,687
Gain on disposition of assets, net	(1,363)	(1,517)
Deferred income tax benefit	(1,034)	(11,667)
(Increase) decrease in assets:
Accounts receivable	(6,953)	(77,406)
Income taxes receivable	10,300	8,713
Inventories	(6,215)	(3,595)
Prepaid expenses	2,039	(179)
Other current assets	(1,535)	(429)
Other non-current assets	295	(749)
Increase (decrease) in liabilities:
Accounts payable	11,990	19,775
Income taxes payable	4,786	(1,124)
Accrued payroll and related expenses	3,169	5,399
Accrued insurance expenses	374	582
Accrued state, local and other taxes	970	1,652
Other accrued expenses	169	(4,938)
Pension liabilities	(588)	986
Long-term accrued insurance expenses	935	345
Other long-term liabilities	(509)	(30)
Net cash provided by (used for) operating activities	109,663	(12,449)

INVESTING ACTIVITIES
Capital expenditures	(50,482)	(11,707)
Proceeds from sale of assets	3,119	2,493
Net cash used for investing activities	(47,363)	(9,214)

FINANCING ACTIVITIES
Payment of dividends	(21,657)	-
Cash paid for common stock purchased and retired	(30,710)	(5,674)
Net cash used for financing activities	(52,367)	(5,674)

Net increase (decrease) in cash and cash equivalents	9,933	(27,337)
Cash and cash equivalents at beginning of period	91,050	131,835
Cash and cash equivalents at end of period	$100,983	$104,498

Supplemental cash flows disclosure:
Interest paid, net of amounts capitalized	$62	$—
Income taxes paid, net	$292	$2,199

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$18,823	$5,322

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins, and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

2.	RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Standards:

Accounting Standards Update (ASU) No. 2014-09, Revenue from Contacts with Customers (Topic 606). On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) for all contracts using the modified retrospective method, with no cumulative-effect adjustment to retained earnings upon adoption since most of the Company’s services are primarily short-term in nature and the pattern of transfer under ASC 605 is consistent with the pattern of transfer when evaluated under ASC 606. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The adoption of the new revenue standard did not have a material impact on our consolidated financial statements. See “Revenues” in the Notes to Consolidated Financial Statements for expanded disclosures.

ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments make targeted improvements to existing U.S. GAAP and affects accounting for equity investments and financial instruments and liabilities and related disclosures. The Company adopted these provisions in the first quarter of 2018 and recognized the change of approximately $26,000 in fair value of its equity securities, as part of other income. In addition, as of the beginning of the first quarter of 2018, the Company adjusted opening retained earnings to recognize the cumulative impact of the adoption of these amendments. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The Company adopted these provisions in the first quarter of 2018 and will present cash flow statements in conformity with these provisions when such issues arise. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The Company adopted these provisions in the first quarter of 2018, and since the Company’s intra-entity transfers of property, plant and equipment are carried out at net book values, the adoption did not have a material impact on its consolidated financial statements.

ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The Company adopted these provisions in the first quarter of 2018 and will apply these provisions as it completes future acquisitions. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The provisions are applicable when there are changes to the terms or conditions of a share-based payment award. The amendments require an entity to apply modification accounting for the effects of changes to the terms and conditions of a share-based payment award unless certain conditions including fair value, vesting conditions and classification are met. The Company adopted these provisions in the first quarter of 2018 and will apply these provisions if changes to the terms or conditions of a share-based payment award are made. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

To be adopted in 2019:

ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The amendments are effective starting in the first quarter of 2019, with early adoption permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments provide an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The provisions require additional disclosures including a description of the accounting policy for releasing income tax effects from AOCI, the election, if made, to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and information about the other income tax effects that are reclassified. The amendments are effective starting in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

To be adopted in 2020 and later:

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments require the credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration to be presented as an allowance rather than a write-down. It also allows recording of credit loss reversals in current period net income. The amendments are effective starting in the first quarter of 2020 with early application permitted a year earlier. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

3.	REVENUES

Accounting Policy:

RPC’s contract revenues are generated principally from providing oil field services. These services are based on mutually agreed upon pricing with the customer prior to the services being delivered and, given the nature of the services, do not include the right of return. Pricing for these services is a function of rates based on the nature of the specific job, with consideration for the extent of equipment, labor, and consumables needed for the job. RPC typically satisfies its performance obligations over time as the services are performed. RPC records revenues based on the transaction price agreed upon with its customers.

Sales tax charged to customers is presented on a net basis within the consolidated statements of operations and therefore excluded from revenues.

Nature of services:

RPC provides a broad range of specialized oilfield services to independent and major oil and gas companies engaged in the exploration, production and development of oil gas properties throughout the United States and in selected international markets. RPC manages its business as either (1) services offered on the well site with equipment and personnel (Technical Services) or (2) services and tools offered off the well site (Support Services). For more detailed information about operating segments, see Note 6.

RPC contracts with its customers to provide the following services by reportable segment:

Technical Services

•	Includes pressure pumping, downhole tools services, coiled tubing, nitrogen, snubbing and other oilfield related services including wireline, well control, fishing and pump down services.

Support Services

•	Rental tools – RPC rents tools to its customers for use with onshore and offshore oil and gas well drilling, completion and workover activities.

•	Other support services include oilfield pipe inspection services, pipe management and pipe storage; well control training and consulting.

Our contracts with customers are generally very short-term in nature and generally consist of a single performance obligation – the provision of oil field services.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payment terms:

RPC’s contracts with the customer states the final terms of the sales, including the description, quantity, and price of each service to be delivered. The Company’s contracts are generally short-term in nature and in most situations, RPC provides services ahead of payment - i.e., RPC has fulfilled the performance obligation prior to submitting a customer invoice. RPC invoices the customer upon completion of the specified services and collection generally occurs between 30 to 60 days after invoicing. As the Company enters into contracts with its customers, it generally expects there to be no significant timing difference between the date the services are provided to the customer (satisfaction of the performance obligation) and the date cash consideration is received. Accordingly, there is no financing component to our arrangements with customers.

Significant judgments:

RPC believes the output method is a reasonable measure of progress for the satisfaction of our performance obligations, which are satisfied over time, as it provides a faithful depiction of (1) our performance toward complete satisfaction of the performance obligation under the contract and (2) the value transferred to the customer of the services performed under the contract. RPC has elected the right to invoice practical expedient for recognizing revenue related to its performance obligations.

Disaggregation of revenues:

See Note 6 for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions.

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Oil field services transferred at a point in time	$-	$-
Oil field services transferred over time	436,334	298,119
Total revenues	$436,334	$298,119

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net on the consolidated balance sheets are shown below:

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Unbilled trade receivables	$79,688	$68,494	$78,113	$39,223

Substantially all of the unbilled trade receivables as of December 31, 2017 and December 31, 2016 were invoiced during the three months ended March 31, 2018 and March 31, 2017.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,
(In thousands)	2018	2017
Net income available for stockholders:	$52,130	$3,634
Less: Adjustments for earnings attributable to participating securities	(591)	(51)
Net income used in calculating earnings per share	$51,539	$3,583

Weighted average shares outstanding (including participating securities)	215,877	217,713
Adjustment for participating securities	(2,584)	(3,042)
Shares used in calculating basic and diluted earnings per share	213,293	214,671

5.	STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares. As of March 31, 2018, there were 5,287,458 shares available for grant.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2018	2017
Pre-tax expense	$2,555	$2,687
After tax expense	$1,929	$1,706

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2018:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2017	2,736,365	$14.50
Granted	522,800	25.13
Vested	(731,008)	13.02
Forfeited	(24,887)	16.14
Non-vested shares at March 31, 2018	2,503,270	$17.14

The total fair value of shares vested was approximately $16,190,000 during the three months ended March 31, 2018 and $17,527,000 during the three months ended March 31, 2017. Excess tax benefits realized from tax compensation deductions in excess of compensation expense are recorded as a discrete tax adjustment. This discrete tax adjustment was $1,604,000 for the three months ended March 31, 2018 and $2,536,000 for the three months ended March 31, 2017.

As of March 31, 2018, total unrecognized compensation cost related to non-vested restricted shares was $50,362,000, which is expected to be recognized over a weighted-average period of 4.0 years.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	BUSINESS SEGMENT INFORMATION

RPC’s reportable segments are the same as its operating segments. RPC manages its business under Technical Services and Support Services. Technical Services is comprised of service lines that generate revenue based on equipment, personnel or materials at the well site and are closely aligned with completion and production activities of the customers. Support Services is comprised of service lines which generate revenue from services and tools offered off the well site and are closely aligned with the customers’ drilling activities. Selected overhead including centralized support services and regulatory compliance are classified as Corporate.

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

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended
	March 31,
(in thousands)	2018	2017
Technical Services:
Pressure Pumping	$256,155	$182,933
Downhole Tools	93,041	52,345
Coiled Tubing	25,196	21,379
Nitrogen	11,431	8,676
Snubbing	3,973	5,643
All other	29,267	15,222
Total Technical Services	$419,063	$286,198
Support Services:
Rental Tools	$10,020	$5,389
All other	7,251	6,532
Total Support Services	$17,271	$11,921
Total revenues	$436,334	$298,119

The following summarizes revenues for the United States and separately for all international locations combined for the three months ended March 31, 2018. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended
	March 31,
(in thousands)	2018	2017
United States revenues	$417,385	$284,432
International revenues	18,949	13,687
Total revenues	$436,334	$298,119

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

Summarized financial information with respect RPC’s reportable segments for the three months ended March 31, 2018 and 2017 are shown in the following table:

	Three months ended
	March 31,
(in thousands)	2018	2017
Revenues:
Technical Services	$419,063	$286,198
Support Services	17,271	11,921
Total revenues	$436,334	$298,119
Operating income (loss):
Technical Services	$65,005	$9,205
Support Services	(905)	(5,221)
Corporate	(4,665)	(3,927)
Gain on disposition of assets, net	1,363	1,517
Total operating income	$60,798	$1,574
Interest expense	(105)	(103)
Interest income	402	129
Other income, net	5,395	212
Income before income taxes	$66,490	$1,812

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2018	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$33,937	$3,432	$111	$37,480
Capital expenditures	48,551	1,406	525	50,482
Identifiable assets	$933,979	$73,801	$173,237	$1,181,017

As of and for the three months ended March 31, 2017	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$39,494	$5,052	$117	$44,663
Capital expenditures	9,766	1,909	32	11,707
Identifiable assets	$782,778	$74,631	$191,645	$1,049,054

7.	INVENTORIES

Inventories of $120,944,000 at March 31, 2018 and $114,866,000 at December 31, 2017 consist of raw materials, parts and supplies.

8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended March 31
(in thousands)	2018	2017
Interest cost	$458	$483
Expected return on plan assets	(709)	(589)
Amortization of net losses	206	213
Net periodic benefit (credit) cost	$(45)	$107

The Company did not make a contribution to this plan during the three months ended March 31, 2018 and 2017; however, subsequent to the first quarter of 2018, a contribution of $5,000,000 was made on April 10, 2018.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $23,236,000 as of March 31, 2018 and $23,463,000 as of December 31, 2017. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses. Unrealized (losses) gains related to the SERP assets were approximately as follows:

	Three months ended March 31
(in thousands)	2018	2017
Unrealized (losses) gains, net	$(486)	$616

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

On June 30, 2016, the Company amended the revolving credit facility to (1) establish a borrowing base to be the lesser of (a) $125 million or (b) the difference between (i) a specified percentage (ranging from 70% to 80%) of eligible accounts receivable less (ii) the amount of any outstanding letters of credit, (2) secure payment obligations under the credit facility with a security interest in the consolidated accounts receivable, and (3) replace the financial covenants related to minimum leverage and debt service coverage ratios with a covenant to maintain a minimum tangible net worth of not less than $700 million. As of March 31, 2018, the Company was in compliance with this covenant.

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

The Company has incurred loan origination fees and other debt related costs associated with the revolving credit facility in the aggregate of approximately $3.0 million. These costs, net of amounts written off as a result of a reduction in the size of the revolving credit facility in 2015, are being amortized to interest expense over the remaining term of the five-year loan, and the remaining net balance of $0.1 million at March 31, 2018 is classified as part of non-current other assets.

All letters of credit are currently issued under RPC’s $125 million credit facility. As of March 31, 2018, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.6 million; therefore, a total of $105.4 million of the facility was available.

Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, was as follows:

	Three months ended March 31
(in thousands except interest rate data)	2018	2017
Interest incurred	$103	$103

10.	INCOME TAXES

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2018, the effective tax rate reflects an income tax provision of 21.6 percent compared to an income tax benefit of 100.6 percent for the comparable period in the prior year. The 2018 effective rate reflects increased income offset by the lower corporate income tax rate from the recently enacted Tax Cuts & Jobs Act. Both quarters reflect beneficial discrete adjustments of ASU 2016-09 that requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than stockholders’ equity.

On January 1, 2018, the Company implemented the provisions of Tax Cuts and Jobs Act (“the Act”) and recorded adjustments relating to changes in tax rates on deferred tax assets and liabilities during the year ended December 31, 2017. The Company is currently analyzing additional information related to its accounting for the income tax effects of the Act as it pertains to the deduction for executive compensation, including the impact for compensation that is paid pursuant to a binding contract that would have been deductible under the prior rules. Due to the complexity of this provision, additional time is needed to further analyze our executive compensation program, exceptions under the binding contract rule, and the impact of vesting of restricted stock grants, dividends, and bonuses. We are also conducting additional testing and review of assets that qualify for immediate expensing under the new rules that may adjust the provisional amounts that were recognized in our financial statements at December 31, 2017. The ultimate impact of the Act may differ from the recorded amounts due to changes in our interpretations and assumptions, as well as additional regulatory guidance that may be issued. We expect to complete the accounting for tax reform with the completion of our 2017 Federal income tax return, expected to be complete by the third quarter of 2018.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of March 31, 2018 and December 31, 2017:

		Fair Value Measurements at March 31, 2018 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$244	$244	$—	$—
Investments measured at net asset value	$23,236

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at December 31, 2017 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$270	$270	$—	$—
Investments measured at net asset value	$23,463

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, as described in Note 8, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the period ended March 31, 2018, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at March 31, 2018 and December 31, 2017. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

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

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2017	$(14,470)	$15	$(2,247)	$(16,702)
Change during the period:
Before-tax amount	—	(15)	(481)	(496)
Tax benefit	—	—	—	—
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	173	—	—	173
Total activity for the period	173	(15)	(481)	(323)
Balance at March 31, 2018	$(14,297)	$—	$(2,728)	$(17,025)
(1)	Reported as part of selling, general and administrative expenses.

As of January 1, 2018, the balance related to the cumulative unrealized gain on marketable securities included in accumulated other comprehensive income was reclassed upon adoption of ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2016	$(15,503)	$39	$(2,638)	$(18,102)
Change during the period:
Before-tax amount	—	(24)	42	18
Tax benefit	—	9	—	9
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	135	—	—	135
Total activity for the period	135	(15)	42	162
Balance at March 31, 2017	$(15,368)	$24	$(2,596)	$(17,940)
(1)	Reported as part of selling, general and administrative expenses.

13.	SUBSEQUENT EVENT

April 24, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share payable June 11, 2018 to common stockholders of record at the close of business May 10, 2018.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017 is incorporated herein by reference. In 2018, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the three months ended March 31, 2018, capital expenditures totaled $50.5 million primarily for new revenue-producing equipment and capitalized maintenance of our existing equipment.

During the first quarter of 2018, revenues increased to $436.3 million or 46.4 percent compared to the same period in the prior year. The increase in revenues is due to higher activity levels and improved pricing for our services, higher service intensity, and activation of previously idled revenue-producing equipment. International revenues for the first quarter of 2018 increased 38.4 percent to $18.9 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to represent a low percentage of RPC’s consolidated revenues in the future.

Cost of revenues increased during the first quarter of 2018 in comparison to the same period of the prior year due primarily to higher employment costs and materials and supplies expenses, both of which were driven by higher activity levels. As a percentage of revenues, cost of revenues decreased due to improved pricing for our services and leverage of higher revenues over direct employment costs.

Selling, general and administrative expenses were $43.8 million in the first quarter of 2018 compared to $37.2 million in the first quarter of 2017. The increase in these expenses was due to higher employment costs consistent with higher activity levels. As a percentage of revenues, these costs decreased to 10.0 percent in the first quarter of 2018 compared to 12.5 percent in the first quarter of 2017, due to the leverage of higher revenues over primarily fixed expenses.

Income before income taxes was $66.5 million for the three months ended March 31, 2018 compared to $1.8 million in the same period of 2017. Diluted earnings per share were $0.24 for the three months ended March 31, 2018 compared to $0.02 in the same period of 2017. Cash provided by (used for) operating activities increased to $109.7 million for the three months ended March 31, 2018 compared to $(12.4) million in the same period of 2017 due to higher earnings coupled with a favorable change in working capital.

We expect capital expenditures during 2018 will be approximately $250 million, and will be directed primarily towards new revenue-producing equipment and capitalized maintenance of our existing equipment.

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

RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions in the U.S. domestic market fell from 21,355 in 2014 to 8,060 in 2016. Well completions increased to 11,277 in 2017 and continued to be strong early in the first quarter of 2018. RPC believes that U.S. oilfield well completion activity will continue to increase moderately during the near term.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. During the first two quarters of 2016, the prices of oil and natural gas remained at low levels that discouraged our customers from undertaking most of their potential exploration and production activities. The prices of oil and natural gas increased during the third and fourth quarters of 2016, throughout 2017 and continued during the first quarter of 2018. We believe that the price of oil has risen to a level that provides adequate financial returns to our customers and encourages increased drilling and production activities in many domestic oil-producing basins. However, the price of natural gas has not risen to a level that encourages our customers to increase their drilling and production activities. The average price of natural gas liquids increased by 57.9 percent during 2017 as compared to the prior year. Prevailing commodity prices early in the first quarter of 2018 have moderately positive implications for RPC’s near-term activity levels.

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

We continue to monitor the market for our services and the competitive environment. The U.S. domestic rig count has increased sharply since the historical low recorded during the second quarter of 2016, which has increased demand and pricing for our services. We are encouraged by the fact that drilling and completion activities continue to be highly service-intensive and require a large amount of equipment and raw materials. Furthermore, we note that some wells in the U.S. domestic market have been drilled but not completed. As of the beginning of the second quarter of 2018, the number of wells in this category has increased by more than 80 percent since the beginning of 2014. We believe that operators will complete many of these wells in the near term, and that they will provide potential revenue for RPC’s completion-directed services.

We believe that pricing for services to the industry has reached a level that provides financial returns that will allow the industry to maintain its fleet of revenue-producing equipment and hire additional personnel to operate idle equipment. We note that these improved financial returns have allowed previously insolvent service companies to resume operations and add equipment, and that a number of smaller competitors have completed initial or secondary public equity offerings over the past year, which may facilitate their access to capital. We believe that demand for revenue-producing service capacity will continue to exceed supply during the near term. However, we also note that competition has increased, both from new entrants into the oilfield services industry from established competitors who are adding to their fleets of revenue-producing equipment. This increased competition has prevented RPC from meaningfully increasing the prices for our services during the first quarter of 2018, as well as increasing the competition for skilled labor. One of our responses to such competitive threats is to undertake relatively moderate fleet expansions, thus preserving our capital strength and liquidity. RPC did not increase the size of its fleet of revenue-producing equipment during 2017, although in the third quarter of 2017 we placed orders for new revenue-producing equipment to be delivered during 2018. We expect to place some additional equipment into service over the next two quarters.

RPC, INC. AND SUBSIDIARIES

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

Results of Operations

	Three months ended March 31
	2018	2017
Consolidated revenues [in thousands]	$436,334	$298,119
Revenues by business segment [in thousands]:
Technical	$419,063	$286,198
Support	17,271	11,921

Consolidated operating income [in thousands]	$60,798	$1,574
Operating income (loss) by business segment [in thousands]:
Technical	$65,005	$9,205
Support	(905)	(5,221)
Corporate	(4,665)	(3,927)
Gain on disposition of assets, net	1,363	1,517

Percentage cost of revenues to revenues	67.7%	72.5%
Percentage selling, general & administrative expenses to revenues	10.0%	12.5%
Percentage depreciation and amortization expense to revenues	8.6%	15.0%
Average U.S. domestic rig count	966	744
Average natural gas price (per thousand cubic feet (mcf))	$3.16	$3.02
Average oil price (per barrel)	$62.92	$51.69

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

Revenues. Revenues for the three months ended March 31, 2018 increased 46.4 percent compared to the three months ended March 31, 2017. Domestic revenues of $417.4 million increased 46.7 percent compared to the same period in the prior year. The increase in revenues was due to higher activity levels and pricing for our services, higher service intensity, and activation of previously idled revenue-producing equipment. International revenues of $18.9 million increased 38.4 percent for the three months ended March 31, 2018 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiations and their ultimate duration and can be difficult to predict.

RPC, INC. AND SUBSIDIARIES

The average price of natural gas was 4.6 percent higher and the average price of oil was 21.7 percent higher during the first quarter of 2018 as compared to the same period in the prior year. The average domestic rig count during the current quarter was 29.8 percent higher than the same period in 2017.

The Technical Services segment revenues for the first quarter of 2018 increased 46.4 percent compared to the same period in the prior year due to improved pricing, higher activity levels and a larger active fleet of revenue-producing equipment, particularly within our pressure pumping service line, which is the largest service line within Technical Services. The Support Services segment revenues for the first quarter of 2018 increased by 44.9 percent compared to the same period in the prior year. This increase was due principally to improved activity levels and pricing in the rental tool service line, which is the largest service line within this segment. Technical Services reported significantly higher operating income of $65.0 million for the first quarter of 2018 compared to $9.2 million in the first quarter of the prior year, while Support Services reported a smaller operating loss of $0.9 million for the first quarter of 2018 compared to $5.2 million for the first quarter of 2017. Corporate expenses increased during the first quarter of 2018 in comparison to the prior year due to expenses that vary with higher activity levels and profitability, such as incentive compensation.

Cost of revenues.  Cost of revenues increased 36.7 percent to $295.6 million for the three months ended March 31, 2018 compared to $216.2 million for the three months ended March 31, 2017. Cost of revenues increased primarily due to higher employment costs and materials and supplies expenses, both of which were driven by higher activity levels. As a percentage of revenues, cost of revenues decreased due to improved pricing for our services and leverage of higher revenues over direct employment costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $43.8 million for the three months ended March 31, 2018 and $37.2 million for the three months ended March 31, 2017. The increase in these expenses was due to higher employment costs consistent with higher activity levels. As a percentage of revenues, these costs decreased to 10.0 percent in the first quarter of 2018 compared to 12.5 percent in the first quarter of 2017, due to the leverage of higher revenues over primarily fixed expenses.

Depreciation and amortization. Depreciation and amortization decreased 16.1 percent to $37.5 million for the three months ended March 31, 2018, compared to $44.7 million for the quarter ended March 31, 2017 due to lower capital expenditures in the prior year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $1.4 million for the three months ended March 31, 2018 compared to $1.5 million for the three months ended March 31, 2017. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $5.4 million for the three months ended March 31, 2018 compared to $0.2 million for the same period in the prior year. Other income recorded in the first quarter of 2018 include property insurance proceeds totaling $5.2 million.

Interest expense. Interest expense was $105 thousand for the three months ended March 31, 2018 compared to $103 thousand for the three months ended March 31, 2017. Interest expense during the first quarters of 2018 and 2017 consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax provision (benefit). Income tax provision was $14.4 million during the three months ended March 31, 2018 compared to an income tax benefit of $1.8 million for the same period in 2017. The effective tax rate was 21.6 percent for the three months ended March 31, 2018 compared to an effective beneficial tax rate of 100.6 percent for the three months ended March 31, 2017. The 2018 effective rate reflects increased income offset by the lower corporate income tax rate from the recently enacted Tax Cuts & Jobs Act. Both quarters reflect beneficial discrete adjustments as a result of ASU 2016-09 that requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than stockholders’ equity.

RPC, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents as of March 31, 2018 were $101.0 million. The following table sets forth the historical cash flows for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(In thousands)	2018	2017
Net cash provided by (used for) operating activities	$109,663	$(12,449)
Net cash used for investing activities	(47,363)	(9,214)
Net cash used for financing activities	(52,367)	(5,674)

Cash provided by operating activities for the three months ended March 31, 2018 increased by $122.1 million compared to the same period in the prior year. This increase is due primarily to a net improvement in net income of $48.5 million, net favorable changes in working capital of $70.6 million and the deferred income tax provision of $10.6 partially offset by a decrease in depreciation and amortization expenses of $7.3 million. The net favorable change in working capital is primarily due to favorable changes of $70.5 million in accounts receivable, $7.5 million in net income taxes receivable/ payable, $5.1 million in accrued expenses and $1.1 million in prepaid expenses/ other current assets. This favorable change was partially offset by unfavorable changes in working capital of $2.6 million in inventories, $7.8 million in accounts payable, and $2.2 million in accrued payroll and related expenses consistent with higher business activity levels coupled the timing of payments.

Cash used for investing activities for the three months ended March 31, 2018 increased by $38.1million, compared to the three months ended March 31, 2017, primarily because of higher capital expenditures.

Cash used for financing activities for the three months ended March 31, 2018 increased by $46.7 million primarily as a result of higher cost of repurchases of the Company’s shares on the open market and for taxes related to the vesting of certain restricted shares coupled with a cash dividend to common stockholders in the first quarter of 2018.

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2018 remains strong.  We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $125 million revolving credit facility that matures in January 2019. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On June 30, 2016, the Company amended the revolving credit facility to establish a borrowing base to be the lesser of $125 million or a specified percentage of eligible accounts receivable less the amount of any outstanding letters of credit. As of March 31, 2018, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.6 million; therefore, a total of $105.4 million of the facility was available. For additional information with respect to RPC’s facility, see Note 9 of the Notes to Consolidated Financial Statements included in this report.

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

Cash Requirements

The Company currently expects that capital expenditures will be approximately $250 million during 2018, of which $50.5 million has been spent as of March 31, 2018. We expect capital expenditures for the remainder of 2018 to be primarily directed towards new revenue-producing fleets and capitalized maintenance of our existing equipment. The actual amount of 2018 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

RPC, INC. AND SUBSIDIARIES

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable. There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. On April 10, 2018, the Company contributed $5.0 million to the plan.

As of March 31, 2018, the Company’s stock buyback program has authorized the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. There were 1,342,543 shares purchased on the open market during the first quarter of 2018 and 9,632,722 remain available to be repurchased under the current authorization as of March 31, 2018. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On April 24, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share payable June 11, 2018 to common stockholders of record at the close of business May 10, 2018. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. In addition, activity increases can cause increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. Since oilfield activity began to increase in the second quarter of 2016, the Company has experienced upward pressure on the price of labor due to the shortage of skilled employees as well as occasional increases in the prices of certain raw materials used in providing our services. Early in the second quarter of 2018, the Company had experienced minimal price increases of raw materials used in providing our services because of increased supplies of such raw materials. However, the Company had begun to experience increased upward pressure on the price of skilled labor.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc., RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the three months ended March 31, 2018, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $241,000 for the three months ended March 31, 2018 compared to $195,000 for the comparable period in 2017.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $314,000 for the three months ended March 31, 2018 and $467,000 for the three months ended March 31, 2017.

RPC, INC. AND SUBSIDIARIES

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $52,000 for the three months ended March 31, 2018 and $26,000 for the three months ended March 31, 2017.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017. There have been no significant changes in the critical accounting policies since year-end.

IMPACT OF RECENT ACCOUNTING STANDARDS

See Note 3 of the Notes to Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and estimated effects on results of operations and financial condition.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our plans to continue to pursue international growth opportunities and our belief that international revenues will continue to represent a low percentage of our consolidated revenues in the future; our expectation for the amount and focus of our capital expenditures during 2018; our belief about increases in U.S. oilfield well completion activity; the belief that the price of oil has risen to a level that provides our customers financial returns that encourages increased drilling and production activities; the belief that the price of natural gas has not risen to a level that encourages our customers to increase their drilling and production activities; the belief that current commodity prices have moderately positive implications for near term activity levels; the belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term; the belief that the pricing for our services has reached a level that will allow for the industry to maintain its fleet of revenue-producing equipment and hire additional personnel to operate idle equipment; our belief that many customers have started to complete drilled but previously incomplete wells and the potential impact of this trend; the belief that many of our competitors have not maintained their equipment to a level that allows them to provide reliable, consistent services to their customers; the belief that demand for revenue-producing service capacity will continue to exceed supply; our plans to maintain our financial structure which includes little or no debt during the near term; our plan to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; anticipated pension funding payments and capital expenditures; our expectation that we will continue to pay cash dividends, subject to the earnings and financial condition of the Company and other relevant factors; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our beliefs regarding oil field activity and the related impact on wages for skilled labor and the prices of raw material used in providing our services; our belief that changes in foreign exchange rates are not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

RPC, INC. AND SUBSIDIARIES

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, its other SEC filings and the following: the declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, the potential impact of possible future regulations on hydraulic fracturing on our business, risks of international operations, and reliance on large customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of March 31, 2018, there were no outstanding interest-bearing advances on our credit facility, which bears interest at a floating rate.

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

As of the end of the period covered by this report, March 31, 2018 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A. RISK FACTORS

See risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased by the Company and affiliated purchases in the first quarter of 2018 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2018 to January 31, 2018	228,245	(2)	$22.01	—	975,265
February 1, 2018 to February 28, 2018	1,115,418	(1) (2)	19.18	1,113,843	9,861,422
March 1, 2018 to March 31, 2018	229,028	(1) (2)	18.72	228,700	9,632,722
Totals	1,572,691		$19.53	1,342,543	9,632,722

(1)	The Company has a stock buyback program initially adopted in 1998 (and subsequently amended in 2013 and 2018) that authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. There were 1,342,543 shares purchased on the open market during the first quarter of 2018 and 9,632,722 remain available to be repurchased under the current authorization as of March 31, 2018. Currently the program does not have a predetermined expiration date.
(2)	Shares purchased by the Company in excess of those purchased as part of publicly announced plans or programs, represent shares repurchased in connection with taxes related to the vesting of certain restricted shares.

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

RPC, INC.

/s/ Richard A. Hubbell
Date: April 30, 2018	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: April 30, 2018	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

