Form 10-Q
period 2018-06-30
RPC INC
filed 2018-07-31
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

Commission File No. 1-8726

RPC, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1550825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2801 Buford Highway, Suite 520, Atlanta, Georgia 30329
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code — (404) 321-2140

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 20, 2018, RPC, Inc. had 214,826,513 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(In thousands)

(Unaudited)

	June 30,	December 31,
	2018	2017
		(Note 1)
ASSETS

Cash and cash equivalents	$94,175	$91,050
Accounts receivable, net of allowance for doubtful accounts of $5,022 in 2018 and $4,471 in 2017	376,815	377,853
Inventories	126,504	114,866
Income taxes receivable	21,258	40,243
Prepaid expenses	6,382	8,992
Other current assets	5,924	7,131
Total current assets	631,058	640,135
Property, plant and equipment, less accumulated depreciation of $1,693,141 in 2018 and $1,659,311 in 2017	523,330	443,928
Goodwill	32,150	32,150
Other assets	32,110	31,011
Total assets	$1,218,648	$1,147,224

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$138,971	$103,462
Accrued payroll and related expenses	24,061	23,577
Accrued insurance expenses	5,592	5,299
Accrued state, local and other taxes	5,904	8,655
Income taxes payable	7,566	3,224
Other accrued expenses	1,302	1,143
Total current liabilities	183,396	145,360
Long-term accrued insurance expenses	10,816	10,376
Long-term pension liabilities	30,833	35,635
Deferred income taxes	44,715	39,437
Other long-term liabilities	3,901	4,719
Total liabilities	273,661	235,527
Common stock	21,483	21,654
Capital in excess of par value	—	—
Retained earnings	940,308	906,745
Accumulated other comprehensive loss	(16,804)	(16,702)
Total stockholders' equity	944,987	911,697
Total liabilities and stockholders' equity	$1,218,648	$1,147,224

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(In thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$467,926	$398,810	$904,260	$696,929
Cost of revenues (exclusive of items shown below)	312,079	254,016	607,684	470,258
Selling, general and administrative expenses	42,534	40,288	86,348	77,445
Depreciation and amortization	40,094	41,263	77,574	85,926
Gain on disposition of assets, net	(1,810)	(3,759)	(3,173)	(5,276)
Operating income	75,029	67,002	135,827	68,576
Interest expense	(113)	(114)	(218)	(217)
Interest income	458	411	860	540
Other income, net	4,104	2,010	9,499	2,222
Income before income taxes	79,478	69,309	145,968	71,121
Income tax provision	19,535	25,469	33,895	23,647
Net income	$59,943	$43,840	$112,073	$47,474

Earnings per share
Basic	$0.28	$0.20	$0.52	$0.22
Diluted	$0.28	$0.20	$0.52	$0.22

Dividends per share	$0.10	$—	$0.20	$—

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$59,943	$43,840	$112,073	$47,474

Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	156	135	328	270
Foreign currency translation	65	189	(415)	231
Unrealized loss on securities, net of taxes	—	(6)	—	(21)
Comprehensive income	$60,164	$44,158	$111,986	$47,954

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(In thousands)

(Unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2017	216,544	$21,654	$—	$906,745	$(16,702)	$911,697
Adoption of accounting standard (Note 2)	—	—	—	15	(15)	—
Stock issued for stock incentive plans, net	416	42	4,544	—	—	4,586
Stock purchased and retired	(2,133)	(213)	(4,544)	(35,339)	—	(40,096)
Net income	—	—	—	112,073	—	112,073
Dividends	—	—	—	(43,186)	—	(43,186)
Pension adjustment, net of taxes	—	—	—	—	328	328
Foreign currency translation	—	—	—	—	(415)	(415)
Balance, June 30, 2018	214,827	$21,483	$—	$940,308	$(16,804)	$944,987

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(In thousands)

(Unaudited)

	Six months ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$112,073	$47,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	79,410	87,379
Stock-based compensation expense	4,586	6,012
Gain on disposition of assets, net	(3,173)	(5,276)
Deferred income tax provision (benefit)	5,171	(20,759)
(Increase) decrease in assets:
Accounts receivable	843	(174,220)
Income taxes receivable	18,984	48,248
Inventories	(11,880)	(4,193)
Prepaid expenses	2,607	1,309
Other current assets	990	310
Other non-current assets	(1,113)	(2,256)
Increase (decrease) in liabilities:
Accounts payable	22,892	27,760
Income taxes payable	4,342	10,277
Accrued payroll and related expenses	515	4,742
Accrued insurance expenses	293	252
Accrued state, local and other taxes	(2,751)	3,547
Other accrued expenses	160	(5,024)
Pension liabilities	(4,367)	2,479
Long-term accrued insurance expenses	440	389
Other long-term liabilities	(818)	219
Net cash provided by operating activities	229,204	28,669

INVESTING ACTIVITIES
Capital expenditures	(149,692)	(30,645)
Proceeds from sale of assets	6,895	8,407
Net cash used for investing activities	(142,797)	(22,238)

FINANCING ACTIVITIES
Payment of dividends	(43,186)	—
Cash paid for common stock purchased and retired	(40,096)	(12,454)
Net cash used for financing activities	(83,282)	(12,454)

Net increase (decrease) in cash and cash equivalents	3,125	(6,023)
Cash and cash equivalents at beginning of period	91,050	131,835
Cash and cash equivalents at end of period	$94,175	$125,812

Supplemental cash flows disclosure:
Interest paid, net of amounts capitalized	$133	$72
Income taxes paid (refund), net	$4,977	$(14,119)

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$19,727	$8,866

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

The FASB issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Standards:

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) for all contracts using the modified retrospective method, with no cumulative-effect adjustment to retained earnings upon adoption since most of the Company’s services are primarily short-term in nature and the pattern of transfer under ASC 605 is consistent with the pattern of transfer when evaluated under ASC 606. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The adoption of the new revenue standard did not have a material impact on our consolidated financial statements. See “Revenues” in the Notes to Consolidated Financial Statements for expanded disclosures.

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

Recently Issued Accounting Standards Not Yet Adopted:

To be adopted in 2019:

ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs and lessor provided incentives. The amendments are effective starting in the first quarter of 2019, with early adoption permitted. As part of its preparation to adopt the standard, the Company has established an initial project governance framework, selected a working group and hired a third party service provider to assist with the implementation. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures, including the increase in the assets and liabilities on its balance sheet and the impact on its current lease portfolio from a lessee perspective.

ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments provide an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded and require expanded disclosures regarding the Company’s accounting policy decisions on such reclassification. The amendments are effective starting in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of ASU 718 to include share-based payments issued to nonemployees for goods or services, thereby substantially aligning the accounting for share-based payments to nonemployees and employees. The amendments are effective starting in the first quarter of 2019. The Company currently does not expect the adoption of these provisions to have a material impact on its consolidated financial statements.

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

Accounting Policy:

RPC’s contract revenues are generated principally from providing oilfield services. These services are based on mutually agreed upon pricing with the customer prior to the services being delivered and, given the nature of the services, do not include the right of return. Pricing for these services is a function of rates based on the nature of the specific job, with consideration for the extent of equipment, labor, and consumables needed for the job. RPC typically satisfies its performance obligations over time as the services are performed. RPC records revenues based on the transaction price agreed upon with its customers.

Sales tax charged to customers is presented on a net basis within the consolidated statements of operations and therefore excluded from revenues.

Nature of services:

RPC provides a broad range of specialized oilfield services to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States and in selected international markets. RPC manages its business as either (1) services offered on the well site with equipment and personnel (Technical Services) or (2) services and tools offered off the well site (Support Services). For more detailed information about operating segments, see Note 6.

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

Our contracts with customers are generally very short-term in nature and generally consist of a single performance obligation – the provision of oilfield services.

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

Disaggregation of revenues:

See Note 6 for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions.

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Oilfield services transferred at a point in time	$-	$-	$-	$-
Oilfield services transferred over time	467,926	398,810	904,260	696,929
Total revenues	$467,926	$398,810	$904,260	$696,929

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net on the consolidated balance sheets are shown below:

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Unbilled trade receivables	$113,453	$68,494	$82,466	$39,223

Substantially all of the unbilled trade receivables as of December 31, 2017 and December 31, 2016 were invoiced during the following quarter.

4.	EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. The following table shows the restricted shares of common stock (participating securities) outstanding and a reconciliation of outstanding weighted average shares is as follows:

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Net income available for stockholders:	$59,943	$43,840	$112,073	$47,474
Less: Adjustments for earnings attributable to participating securities	(673)	(592)	(1,266)	(652)
Net income used in calculating earnings per share	$59,270	$43,248	$110,807	$46,822

Weighted average shares outstanding (including participating securities)	215,194	217,530	215,641	217,622
Adjustment for participating securities	(2,473)	(2,936)	(2,528)	(2,989)
Shares used in calculating basic and diluted earnings per share	212,721	214,594	213,113	214,633

5.	STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares. As of June 30, 2018, there were 5,358,867 shares available for grant.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30
(in thousands)	2018	2017	2018	2017
Pre-tax expense	$2,031	$3,325	$4,586	$6,012
After tax expense	$1,533	$2,112	$3,462	$3,818

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2018:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2017	2,736,365	$14.50
Granted	522,800	25.13
Vested	732,213	13.02
Forfeited	107,212	16.77
Non-vested shares at June 30, 2018	2,419,740	$17.15

The total fair value of shares vested was approximately $16,194,000 during the six months ended June 30, 2018 and $19,271,000 during the six months ended June 30, 2017. Excess tax benefits realized from tax compensation deductions in excess of compensation expense are recorded as a discrete tax adjustment. This discrete tax adjustment was $1,620,000 for the six months ended June 30, 2018 and $2,562,000 for the six months ended June 30, 2017.

As of June 30, 2018, total unrecognized compensation cost related to non-vested restricted shares was $48,332,000, which is expected to be recognized over a weighted-average period of 3.7 years.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	BUSINESS SEGMENT INFORMATION

RPC’s reportable segments are the same as its operating segments. RPC manages its business under Technical Services and Support Services. Technical Services is comprised of service lines that generate revenue based on equipment, personnel or materials at the well site and are closely aligned with completion and production activities of the customers. Support Services is comprised of service lines which generate revenue from services and tools offered off the well site and are more closely aligned with the customers’ drilling activities. Selected overhead including centralized support services and regulatory compliance are classified as Corporate.

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

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Technical Services:
Pressure Pumping	$269,040	$253,743	$525,195	$436,675
Downhole Tools	107,521	71,862	200,562	124,207
Coiled Tubing	27,404	25,956	52,600	47,335
Nitrogen	11,784	9,271	23,215	17,948
Snubbing	6,055	6,588	10,027	12,231
All other	28,048	18,042	57,316	33,264
Total Technical Services	$449,852	$385,462	$868,915	$671,660
Support Services:
Rental Tools	$12,550	$6,459	$22,570	$11,847
All other	5,524	6,889	12,775	13,422
Total Support Services	$18,074	$13,348	$35,345	$25,269
Total revenues	$467,926	$398,810	$904,260	$696,929

The following summarizes revenues for the United States and separately for all international locations combined for the six months ended June 30, 2018. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
United States revenues	$443,922	$387,667	$861,306	$672,101
International revenues	24,004	11,143	42,954	24,828
Total revenues	$467,926	$398,810	$904,260	$696,929

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

Summarized financial information with respect RPC’s reportable segments for the three and six months ended June 30, 2018 and 2017 are shown in the following table:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Revenues:
Technical Services	$449,852	$385,462	$868,915	$671,660
Support Services	18,074	13,348	35,345	25,269
Total revenues	$467,926	$398,810	$904,260	$696,929
Operating income (loss):
Technical Services	$75,624	$70,901	$140,629	$80,106
Support Services	1,193	(3,339)	288	(8,560)
Corporate	(3,598)	(4,319)	(8,263)	(8,246)
Gain on disposition of assets, net	1,810	3,759	3,173	5,276
Total operating income	$75,029	$67,002	$135,827	$68,576
Interest expense	(113)	(114)	(218)	(217)
Interest income	458	411	860	540
Other income , net	4,104	2,010	9,499	2,222
Income before income taxes	$79,478	$69,309	$145,968	$71,121

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30,2018	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$70,910	$6,444	$220	$77,574
Capital expenditures	144,511	4,467	714	149,692
Identifiable assets	$983,177	$77,372	$158,099	$1,218,648

As of and for the six months ended June 30,2017	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$76,242	$9,451	$233	$85,926
Capital expenditures	25,282	5,165	198	30,645
Identifiable assets	$857,482	$75,117	$173,286	$1,105,885

7.	INVENTORIES

Inventories of $126,504,000 at June 30, 2018 and $114,866,000 at December 31, 2017 consist of raw materials, parts and supplies.

8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Interest cost	$458	$483	$916	$966
Expected return on plan assets	(709)	(589)	(1,418)	(1,178)
Amortization of net losses	206	213	412	425
Net periodic benefit (credit) cost	$(45)	$107	$(90)	$213

The Company made a contribution of $5,000,000 to this plan during the six months ended June 30, 2018; and no contribution was made during the six months ended June 30, 2017.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $24,705,000 as of June 30, 2018 and $23,463,000 as of December 31, 2017. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses. Unrealized gains, net related to the SERP assets were approximately as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Unrealized gains, net	$871	$936	$385	$1,552

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The SERP liability includes participant deferrals net of distributions and is recorded on the consolidated balance sheets in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

9.	NOTES PAYABLE TO BANKS

The Company has a revolving credit facility with Banc of America Securities, LLC, SunTrust Robinson Humphrey, Inc., and Regions Capital Markets as Joint Lead Arrangers and Joint Book Managers, and a syndicate of four other lenders. The facility has a term ending July 26, 2023 and provides for a line of credit of up to $125 million, including a $35 million letter of credit subfacility, and a $35 million swingline subfacility. The revolving credit facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company's 100 percent owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors.

On June 30, 2016, the Company amended the revolving credit facility to (1) establish a borrowing base to be the lesser of (a) $125 million or (b) the difference between (i) a specified percentage (ranging from 70% to 80%) of eligible accounts receivable less (ii) the amount of any outstanding letters of credit, (2) secure payment obligations under the credit facility with a security interest in the consolidated accounts receivable, and (3) replace the financial covenants related to minimum leverage and debt service coverage ratios with a covenant to maintain a minimum tangible net worth of not less than $700 million. As of June 30, 2018, the Company was in compliance with this covenant.

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

The Company has incurred loan origination fees and other debt related costs associated with the revolving credit facility in the aggregate of approximately $3.0 million. These costs, net of amounts written off as a result of a reduction in the size of the revolving credit facility in 2015, are being amortized to interest expense over the remaining term of the five-year loan, and the remaining net balance of $61 thousand at June 30, 2018 is classified as part of current other assets.

All letters of credit are currently issued under RPC’s $125 million credit facility. As of June 30, 2018, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.6 million; therefore, a total of $105.4 million of the facility was available.

Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Interest incurred	$103	$104	$206	$207

On July 26, 2018, the Company further amended the revolving credit facility to, among other matters, replace the existing minimum tangible net worth covenant with the following covenants: (i) when RPC’s trailing four quarter EBITDA (as calculated under the credit agreement) is equal to or greater than $50 million, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum debt service coverage ratio of 2.00:1.00, and (ii) otherwise, a minimum tangible net worth covenant of no less than $600 million. This amendment additionally (1) extends the maturity date of the revolving credit facility from January 17, 2019 to July 26, 2023, (2) eliminates any borrowing base limitations on revolving loans when RPC’s trailing four quarter EBITDA (as calculated under the credit agreement) is equal to or greater than $50 million, (3) reduces the commitment fees payable by RPC by 7.5 basis points at each pricing level and (4) reduces the letter of credit sublimit from $50 million to $35 million.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES

The Company determines its periodic income tax expense or benefit based upon the current period income or loss and the annual estimated tax rate for the Company adjusted for discrete items including changes to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company's current annual estimated tax rate.

For the three months ended June 30, 2018, the income tax provision reflects an effective tax rate of 24.6 percent compared to 36.7 percent for the comparable period in the prior year. For the six months ended June 30, 2018, the income tax provision reflects an effective tax rate of 23.2 percent compared to 33.2 percent for the comparable period in the prior year. The 2018 effective tax rate reflects the lower corporate income tax rate from the recently enacted Tax Cuts and Jobs Act. Both periods reflect beneficial discrete adjustments of ASU 2016-09 that requires excess tax benefits and deficiencies related to stock based compensation to be recognized as a component of income tax expense rather than stockholders’ equity.

As part of the implementation of the provisions of the Tax Cuts and Jobs Act, the Company recorded adjustments relating to changes in tax rates on deferred tax assets and liabilities during the fourth quarter of 2017. The Company is currently analyzing additional information related to its accounting for the income tax effects of the Tax Cuts and Jobs Act as it pertains to the deduction for executive compensation, including the impact for compensation that is paid pursuant to a binding contract that would have been deductible under the prior rules. Due to the complexity of this provision, additional time is needed to further analyze our executive compensation program, exceptions under the binding contract rule, and the impact of vesting of restricted stock grants, dividends, and bonuses. We are also conducting additional testing and review of assets that qualify for immediate expensing under the new rules that may adjust the provisional amounts that were recognized in our financial statements at December 31, 2017. The ultimate impact of the Tax Cut and Jobs Act may differ from the recorded amounts due to changes in our interpretations and assumptions, as well as additional regulatory guidance that may be issued. We expect to complete the accounting for tax reform with the completion of our 2017 Federal income tax return, expected to be complete by the third quarter of 2018.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of June 30, 2018 and December 31, 2017:

		Fair Value Measurements at June 30, 2018 with:

(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$320	$320	$—	$—
Investments measured at net asset value	$24,705

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at December 31, 2017 with:

(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$270	$270	$—	$—
Investments measured at net asset value	$23,463

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, as described in Note 8, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the period ended June 30, 2018, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at June 30, 2018 and December 31, 2017. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

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

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2017	$(14,470)	$15	$(2,247)	$(16,702)
Change during the period:
Before-tax amount	—	(15)	(415)	(430)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	328	—	—	328
Total activity for the period	328	(15)	(415)	(102)
Balance at June 30, 2018	$(14,142)	$—	$(2,662)	$(16,804)

(1)	Reported as part of selling, general and administrative expenses.

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

On July 24, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share payable September 10, 2018 to common stockholders of record at the close of business August 10, 2018.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017 is incorporated herein by reference. In 2018, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the six months ended June 30, 2018, capital expenditures totaled $149.7 million primarily for new revenue-producing equipment and capitalized maintenance of our existing equipment.

During the second quarter of 2018, revenues increased to $467.9 million or 17.3 percent compared to the same period in the prior year. The increase in revenues is due to higher activity levels and a larger fleet of revenue-producing equipment. International revenues for the second quarter of 2018 increased 115.4 percent to $24.0 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the future.

Cost of revenues increased during the second quarter of 2018 in comparison to the same period of the prior year due primarily to higher employment costs, materials and supplies expense, and other expenses which vary with activity levels. As a percentage of revenues, cost of revenues increased in the second quarter of 2018 compared to the same period in the prior year, due to job mix and higher fuel prices.

Selling, general and administrative expenses were $42.5 million in the second quarter of 2018 compared to $40.3 million in the second quarter of 2017. As a percentage of revenues, these costs decreased to 9.1 percent in the second quarter of 2018 compared to 10.1 percent in the second quarter of 2017, due to the leverage of higher revenues over primarily fixed expenses.

Income before income taxes was $79.5 million for the three months ended June 30, 2018 compared to $69.3 million in the same period of 2017. Diluted earnings per share were $0.28 for the three months ended June 30, 2018 compared to $0.20 in the same period of 2017. Cash provided by operating activities increased to $229.2 million for the three months ended June 30, 2018 compared to $28.7 million in the same period of 2017 due to higher earnings coupled with a favorable change in working capital.

We expect capital expenditures during the full year of 2018 will be approximately $280 million, and will be directed primarily towards new revenue-producing equipment and capitalized maintenance of our existing equipment.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and the second quarter of 2016, the drilling rig count fell by approximately 79 percent. During the second quarter of 2016, the U.S. domestic drilling rig count reached the lowest level ever recorded. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil began to fall at that time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. During the second quarter of 2016, the price of oil and the U.S. domestic rig count began to increase, and increased steadily throughout the remainder of 2016, throughout 2017 and through the first quarter of 2018. As of the beginning of the third quarter of 2018, the U.S. domestic rig count was approximately 159 percent higher than the historically low rig count reported during the second quarter of 2016.

RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions in the U.S. domestic market fell from 21,355 in 2014 to 8,060 in 2016. Well completions increased to 11,277 in 2017, and increased by approximately 42 percent during the first and second quarters of 2018 as compared to the same period in 2017. RPC believes that U.S. oilfield well completion activity will continue to increase moderately during the near term.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. During the first two quarters of 2016, the prices of oil and natural gas remained at low levels that discouraged our customers from undertaking most of their potential exploration and production activities. The prices of oil and natural gas increased during the third and fourth quarters of 2016, throughout 2017 and continued during the first quarter of 2018. We believe that the price of oil has risen to a level that provides adequate financial returns to our customers and encourages increased drilling and production activities in many domestic oil-producing basins. However, the price of natural gas has not risen to a level that encourages our customers to increase their drilling and production activities. The average price of natural gas liquids through the second quarter of 2018 increased by 12.3 percent compared to the average price for the full year 2017. Prevailing commodity prices early in the first quarter of 2018 have moderately positive implications for RPC’s near-term activity levels.

The majority of the U.S. domestic rig count remains directed towards oil. At the beginning of the third quarter of 2018, approximately 82 percent of the U.S. domestic rig count was directed towards oil, consistent with the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.

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

During the second quarter of 2018, industry observers became concerned that growing oil production in the Permian Basin oilfield may temporarily exceed the capacity of the region’s pipelines to transport oil from oil wells to oil refineries. The Permian Basin is RPC’s largest market, and if the region’s pipelines become constrained, such a constraint could force our customers in the market to reduce their drilling and completion activities, which represents a risk to our near-term financial results. Should such an activity decline occur, RPC would respond by moving equipment and personnel to other U.S. domestic oilfield markets in which we operate, as well as reducing expenses in our affected Permian Basin locations.

RPC, INC. AND SUBSIDIARIES

We believe that pricing for services to the industry has reached a level that provides financial returns that will allow the industry to maintain its fleet of revenue-producing equipment and hire additional personnel to operate idle equipment. We note that these improved financial returns have allowed previously insolvent service companies to resume operations and add equipment, and that a number of smaller competitors have completed initial or secondary public equity offerings over the past year, which may facilitate their access to capital. We believe that demand for revenue-producing service capacity will continue to exceed supply during the near term. However, we also note that competition has increased, both from new entrants into the oilfield services industry and from established competitors who are adding to their fleets of revenue-producing equipment. This increased competition has prevented RPC from meaningfully increasing the prices for our services during the first and second quarters of 2018, as well as increasing the competition for skilled labor. One of our responses to such competitive threats is to undertake relatively moderate fleet expansions, thus preserving our capital strength and liquidity. RPC did not increase the size of its fleet of revenue-producing equipment during 2017, although in the third quarter of 2017 we placed orders for new revenue-producing equipment to be delivered during 2018. At the end of the second quarter of 2018, we had placed in service all of the equipment ordered in 2017.

RPC also monitors the financial stability of our customers, because many of them rely on the debt and equity markets as a source of capital to conduct their operations, and if these sources of capital do not continue, our customers may have to curtail their drilling and completion operations. Our consistent response to the industry's persistent uncertainty is to maintain sufficient liquidity and a conservative capital structure and monitor our discretionary spending. We intend to maintain a financial structure that includes little or no debt during the near term. An additional benefit of our financial liquidity is that we were able to take advantage of our ability to maintain our equipment during the recent industry downturn, which allowed us to benefit immediately when industry activity levels increased and we were able to return our idle revenue-producing equipment to service quickly and at minimal cost.

While RPC believes that the near-term outlook regarding commodity prices holds positive indications for oilfield activity, and that we provide many of the types of services required by our customers in the current oilfield completion operating environment, we are also concerned that increasing competition and logistical constraints in the oilfield will negatively impact our revenues, earnings and operating cash flows for the remainder of 2018. We also expect that the recently enacted Tax Cuts and Jobs Act will have a meaningful positive impact on our financial results through increased earnings and operating cash flow for the remainder of 2018. We believe that our projected lower tax rates will enhance our ability to improve RPC’s shareholder returns through profitable growth, dividends and share repurchases.

Results of Operations

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Consolidated revenues [in thousands]	$467,926	$398,810	$904,260	$696,929
Revenues by business segment [in thousands]:
Technical	$449,852	$385,462	$868,915	$671,660
Support	18,074	13,348	35,345	25,269

Consolidated operating income [in thousands]	$75,029	$67,002	$135,827	$68,576
Operating income (loss) by business segment [in thousands]:
Technical	$75,624	$70,901	$140,629	$80,106
Support	1,193	(3,339)	288	(8,560)
Corporate	(3,598)	(4,319)	(8,263)	(8,246)
Gain on disposition of assets, net	1,810	3,759	3,173	5,276

Percentage cost of revenues to revenues	66.7%	63.7%	67.2%	67.5%
Percentage selling, general & administrative expenses to revenues	9.1%	10.1%	9.5%	11.1%
Percentage depreciation and amortization expense to revenues	8.6%	10.3%	8.6%	12.3%
Average U.S. domestic rig count	1,039	895	1,003	820
Average natural gas price (per thousand cubic feet (mcf))	$2.85	$3.08	$3.01	$3.05
Average oil price (per barrel)	$68.05	$48.19	$65.49	$49.94

RPC, INC. AND SUBSIDIARIES

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE MONTHS ENDED JUNE 30, 2017

Revenues. Revenues for the three months ended June 30, 2018 increased 17.3 percent compared to the three months ended June 30, 2017. Domestic revenues of $443.9 million increased 14.5 percent for the three months ended June 30, 2018 compared to the same period in the prior year. The increase in revenues was due to higher activity levels and a larger fleet of revenue-producing equipment. International revenues of $24.0 million increased 115.4 percent for the three months ended June 30, 2018 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiations and their ultimate duration and can be difficult to predict.

The average price of natural gas was 7.5 percent lower while the average price of oil was 41.2 percent higher during the second quarter of 2018 as compared to the same period in the prior year. The average domestic rig count during the second quarter of 2018 was 16.1 percent higher than the same period in 2017.

The Technical Services segment revenues for the second quarter of 2018 increased 16.7 percent compared to the same period in the prior year due to higher activity levels and a larger active fleet of revenue-producing equipment, particularly within our pressure pumping service line, which is the largest service line within Technical Services. The Support Services segment revenues for the second quarter of 2018 increased by 35.4 percent compared to the same period in the prior year. This increase was due principally to improved activity levels and pricing in the rental tool service line, which is the largest service line within this segment. Technical Services reported higher operating income of $75.6 million for the second quarter of 2018 compared to $70.9 million in the second quarter of the prior year, while Support Services reported a small operating profit of $1.2 million for the second quarter of 2018 compared to an operating loss of $3.3 million for the second quarter of 2017.

Cost of revenues.  Cost of revenues increased 22.9 percent to $312.1 million for the three months ended June 30, 2018 compared to $254.0 million for the three months ended June 30, 2017. Cost of revenues increased primarily due to higher employment costs, materials and supplies expenses, and other expenses which vary with activity levels. As a percentage of revenues, cost of revenues increased in the second quarter of 2018 compared to the second quarter of 2017, due to job mix and higher fuel prices.

Selling, general and administrative expenses. Selling, general and administrative expenses were $42.5 million for the three months ended June 30, 2018 and $40.3 million for the three months ended June 30, 2017. As a percentage of revenues, these costs decreased to 9.1 percent in the second quarter of 2018 compared to 10.1 percent in the second quarter of 2017, due to the leverage of higher revenues over primarily fixed expenses.

Depreciation and amortization. Depreciation and amortization decreased 2.8 percent to $40.1 million for the three months ended June 30, 2018, compared to $41.3 million for the quarter ended June 30, 2017 due to lower capital expenditures in the prior year.

Gain on disposition of assets, net. Gain on disposition of assets, net decreased to $1.8 million for the three months ended June 30, 2018 compared to $3.8 million for the three months ended June 30, 2017. The decrease is due to the sale of operating equipment related to our oilfield pipe inspection business during the second quarter of 2017 that did not recur in the current period. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $4.1 million for the three months ended June 30, 2018 compared to $2.0 million for the same period in the prior year. Other income recorded in the three months ended June 30, 2018 includes property insurance proceeds totaling $4.4 million.

Interest expense. Interest expense was $113 thousand for the three months ended June 30, 2018 compared to $114 thousand for the three months ended June 30, 2017. Interest expense during the second quarters of 2018 and 2017 consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax provision. Income tax provision was $19.5 million during the three months ended June 30, 2018 compared to $25.5 million for the same period in 2017. The effective tax rate was 24.6 percent for the three months ended June 30, 2018 compared to 36.7 percent for the three months ended June 30, 2017. The 2018 effective tax rate reflects the lower corporate income tax rate from the recently enacted Tax Cuts and Jobs Act. Both quarters reflect beneficial discrete adjustments as a result of ASU 2016-09 that requires excess tax benefits and deficiencies related to stock based compensation to be recognized as a component of income tax expense rather than stockholders’ equity.

RPC, INC. AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO SIX MONTHS ENDED JUNE 30, 2017

Revenues. Revenues for the six months ended June 30, 2018 increased 29.7 percent compared to the six months ended June 30, 2017. Domestic revenues of $861.3 million increased 28.2 percent for the six months ended June 30, 2018 compared to the same period in the prior year. The increase in revenues was due to higher activity levels and a larger fleet of revenue-producing equipment. International revenues of $43.0 million increased 73.0 percent for the six months ended June 30, 2018 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiations and their ultimate duration and can be difficult to predict.

The average price of natural gas was 1.5 percent lower while the average price of oil was 31.1 percent higher during the six months ended June 30, 2018 as compared to the same period in the prior year. The average domestic rig count during the six months ended June 30, 2018 was 22.3 percent higher than the same period in 2017.

The Technical Services segment revenues for the six months ended June 30, 2018 increased 29.4 percent compared to the same period in the prior year due to higher activity levels and a larger active fleet of revenue-producing equipment, particularly within our pressure pumping service line, which is the largest service line within Technical Services. The Support Services segment revenues for the six months ended June 30, 2018 increased by 39.9 percent compared to the same period in the prior year. This increase was due principally to improved activity levels and pricing in the rental tool service line, which is the largest service line within this segment. Technical Services reported higher operating income of $140.6 million for the six months ended June 30, 2018 compared to $80.1 million in the same period of the prior year, while Support Services reported a small operating income of $0.3 million for the six months ended June 30, 2018 compared to an operating loss of $8.6 million for the six months ended June 30, 2017.

Cost of revenues.  Cost of revenues increased 29.2 percent to $607.7 million for the six months ended June 30, 2018 compared to $470.3 million for the six months ended June 30, 2017. Cost of revenues increased primarily due to higher employment costs, materials and supplies expenses, and other expenses which vary with activity levels. As a percentage of revenues, cost of revenues decreased slightly to 67.2 percent in the six months ended June 30, 2018 compared to 67.5 percent in the prior year same period.

Selling, general and administrative expenses. Selling, general and administrative expenses were $86.3 million for the six months ended June 30, 2018 and $77.4 million for the six months ended June 30, 2017. The increase in these expenses was due to higher employment costs consistent with higher activity levels. As a percentage of revenues, these costs decreased to 9.5 percent in the six months ended June 30, 2018 compared to 11.1 percent in the six months ended June 30, 2017, due to the leverage of higher revenues over primarily fixed expenses.

Depreciation and amortization. Depreciation and amortization decreased 9.7 percent to $77.6 million for the six months ended June 30, 2018, compared to $85.9 million for the six months ended June 30, 2017 due to lower capital expenditures in the prior year.

Gain on disposition of assets, net. Gain on disposition of assets, net decreased to $3.2 million for the six months ended June 30, 2018 compared to $5.3 million for the six months ended June 30, 2017. The decrease is due to the sale of operating equipment related to its oilfield pipe inspection service line during the second quarter of 2017 that did not recur in the current period. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $9.5 million for the six months ended June 30, 2018 compared to $2.2 million for the same period in the prior year. Other income recorded in the six months ended June 30, 2018 includes property insurance proceeds totaling $9.6 million.

Interest expense. Interest expense was $218 thousand for the six months ended June 30, 2018 compared to $217 thousand for the six months ended June 30, 2017. Interest expense during the six months ended June 30, 2018 and 2017 consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax provision. Income tax provision was $33.9 million during the six months ended June 30, 2018 compared to $23.6 million for the same period in 2017. The effective tax rate was 23.2 percent for the six months ended June 30, 2018 compared to 33.2 percent for the six months ended June 30, 2017. The 2018 effective tax rate reflects the lower corporate income tax rate from the recently enacted Tax Cuts and Jobs Act. Both periods reflect beneficial discrete adjustments as a result of ASU 2016-09 that requires excess tax benefits and deficiencies related to stock based compensation to be recognized as a component of income tax expense rather than stockholders’ equity.

RPC, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents as of June 30, 2018 were $94.2 million. The following table sets forth the historical cash flows for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
(In thousands)	2018	2017
Net cash provided by operating activities	$229,204	$28,669
Net cash used for investing activities	(142,797)	(22,238)
Net cash used for financing activities	(83,282)	(12,454)

Cash provided by operating activities for the six months ended June 30, 2018 increased by $200.5 million compared to the same period in the prior year. This increase is due primarily to an increase in net income of $64.6 million, net favorable changes in working capital of $124.0 million and the deferred income tax provision of $25.9 partially offset by a decrease in depreciation and amortization expenses of $8.0 million. The net favorable change in working capital is primarily due to favorable changes of $175.1 million in accounts receivable, $5.2 million in accrued expenses and $2.0 million in prepaid expenses/ other current assets. This favorable change was partially offset by unfavorable changes in working capital of $35.2 million in net income taxes receivable/ payable, $7.7 million in inventories, $4.9 million in accounts payable, $6.3 million in accrued state and local taxes and $4.2 million in accrued payroll and related expenses consistent with higher business activity levels coupled with the timing of payments.

Cash used for investing activities for the six months ended June 30, 2018 increased by $120.6 million, compared to the six months ended June 30, 2017, primarily because of higher capital expenditures.

Cash used for financing activities for the six months ended June 30, 2018 increased by $70.8 million primarily as a result of cash dividends to common stockholders in the first and second quarters of 2018 coupled with the higher cost of repurchases of the Company’s shares on the open market and for taxes related to the vesting of certain restricted shares.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2018 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $125 million revolving credit facility that matures in July 2023, as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On June 30, 2016, the Company amended the revolving credit facility to establish a borrowing base to be the lesser of $125 million or a specified percentage of eligible accounts receivable less the amount of any outstanding letters of credit. On July 26, 2018, the Company further amended the revolving credit facility to, among other matters, replace the existing minimum tangible net worth covenant, as well as, (1) extend the maturity date of the revolving credit facility to July 26, 2023, (2) eliminate any borrowing base limitations on revolving loans when certain criteria exist, (3) reduce the commitment fees payable by RPC and (4) reduce the letter of credit sublimit from $50 million to $35 million. As of June 30, 2018, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.6 million; therefore, a total of $105.4 million of the facility was available. For additional information with respect to RPC’s facility, see Note 9 of the Notes to Consolidated Financial Statements included in this report.

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

RPC, INC. AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures will be approximately $280 million during 2018, of which $149.7 million has been spent as of June 30, 2018. We expect capital expenditures for the remainder of 2018 to be primarily directed towards new revenue-producing equipment and capitalized maintenance of our existing equipment. The actual amount of 2018 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable. There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the second quarter of 2018, the Company contributed $5.0 million to the plan and does not expect to make any additional cash contributions for the remainder of 2018.

As of June 30, 2018, the Company’s stock buyback program has authorized the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. There were 559,869 shares purchased on the open market during the second quarter of 2018 and 9,072,853 remain available to be repurchased under the current authorization as of June 30, 2018. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On July 24, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share payable September 10, 2018 to common stockholders of record at the close of business August 10, 2018. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

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

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc., RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the six months ended June 30, 2018, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $451,000 for the six months ended June 30, 2018 compared to $386,000 for the comparable period in 2017.

RPC, INC. AND SUBSIDIARIES

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $602,000 for the six months ended June 30, 2018 and $800,000 for the six months ended June 30, 2017.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $75,000 for the six months ended June 30, 2018 and $52,000 for the six months ended June 30, 2017.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our plans to continue to pursue international growth opportunities and our belief that international revenues will continue to represent a low percentage of our consolidated revenues in the future; our expectation for the amount and focus of our capital expenditures during 2018; our belief about increases in U.S. oilfield well completion activity; our belief that the price of oil has risen to a level that provides our customers financial returns that encourages increased drilling and production activities; our belief that the price of natural gas has not risen to a level that encourages our customers to increase their drilling and production activities; our belief that current commodity prices have moderately positive implications for near term activity levels; the belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term; the belief that the pricing for our services has reached a level that will allow for the industry to maintain its fleet of revenue-producing equipment and hire additional personnel to operate idle equipment; the belief that demand for revenue-producing service capacity will continue to exceed supply; our plans to place some additional equipment into service over the next two quarters; our plans to maintain our financial structure which includes little or no debt during the near term; our belief that the current macroeconomic environment as well as the near-term outlook regarding commodity prices and the types of services required by our customers in the current oilfield completion operating environment holds positive indications for our revenues, earnings and operating cash flows during 2018; our expectation that the recently enacted Tax Cuts and Jobs Act will have a meaningful positive impact on our financial results through increased earnings and operating cash flow for the remainder of 2018, and our belief that the projected lower tax rates will further enhance our ability to improve our shareholder returns through profitable growth, dividends and share repurchases; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months, and that our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; our expectation that we will continue to pay cash dividends, subject to industry conditions, the earnings and financial condition of the Company and other relevant factors; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our beliefs regarding oilfield activity and the related impact on wages for skilled labor and the prices of raw material used in providing our services; our belief that changes in foreign exchange rates are not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

RPC, INC. AND SUBSIDIARIES

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, the potential impact of possible future regulations on hydraulic fracturing on our business, risks of international operations, and reliance on large customers. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of June 30, 2018, there were no outstanding interest-bearing advances on our credit facility, which bears interest at a floating rate.

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

As of the end of the period covered by this report, June 30, 2018 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A. RISK FACTORS

Pipeline capacity constraints in the Permian Basin may temporarily disrupt our operations during the near term.

RPC’s largest geographic market is the Permian Basin in the U.S. domestic oilfield. At the present time, the oil and gas industry is concerned that the region’s capacity to transport oil from this market to regional refineries is not sufficient to transport the growing production of the region. During 2018, the industry is constructing additional pipeline capacity in the region, but analysts estimate that new pipeline capacity will not be completed until the third quarter of 2019. If pipeline capacity becomes constrained in the Permian Basin, RPC’s activity in the region may decline, which will negatively impact the Company’s revenues and profits during the period in which pipeline capacity is constrained.

See additional risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased by the Company and affiliated purchases in the second quarter of 2018 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 to April 30, 2018	22,970	(1)	$17.89	22,970	9,609,752
May 1, 2018 to May 31, 2018	393,573	(1)(2)	17.24	393,506	9,216,246
June 1, 2018 to June 30, 2018	143,393	(1)	15.27	143,393	9,072,853
Totals	559,936		$16.76	559,869	9,072,853

(1)	The Company has a stock buyback program initially adopted in 1998 (and subsequently amended in 2013 and 2018) that authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. There were 559,869 shares purchased on the open market during the second quarter of 2018 and 9,072,853 remain available to be repurchased under the current authorization as of June 30, 2018. Currently the program does not have a predetermined expiration date.

(2)	Shares purchased by the Company in excess of those purchased as part of publicly announced plans or programs, represent shares repurchased in connection with taxes related to the vesting of certain restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

The information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5. OTHER INFORMATION

We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 1.01:

Item 1.01. Entry into a Material Definitive Agreement.

On July 26, 2018, the Company entered into that certain Amendment No. 4 to Credit Agreement (the “Amendment”), between RPC, Bank of America, N.A., certain other Lenders party thereto, and the Subsidiary Loan parties thereto.

The Amendment, among other matters, replaces the existing minimum tangible net worth covenant with the following covenants: (i) when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum debt service coverage ratio of 2.00:1.00, and (ii) otherwise, a minimum tangible net worth covenant of no less than $600 million.

The Amendment additionally (1) extends the Credit Agreement maturity date from January 17, 2019 to July 26, 2023, (2) eliminates any borrowing base limitations on revolving loans when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, (3) reduces the commitment fees payable by RPC by 7.5 basis points at each pricing level and (4) reduces the letter of credit sublimit from $50 million to $35 million.

The summary description of the Amendment is qualified in its entirety by the terms of the Amendment, a copy of which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

RPC, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).

3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).

3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2017).

4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.1	Amendment No. 4 to Credit Agreement dated as of July 26, 2018 among RPC, Bank of America, N.A., certain other lenders party thereto, and the Subsidiary Loan Parties party thereto.

31.1	Section 302 certification for Chief Executive Officer.

31.2	Section 302 certification for Chief Financial Officer.

32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.

95.1	Mine Safety Disclosures.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Richard A. Hubbell
Date: July 31, 2018	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: July 31, 2018	Ben M. Palmer
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

