Form 10-Q
period 2018-09-30
RPC INC
filed 2018-10-31
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

Commission File No. 1-8726

RPC, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1550825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2801 Buford Highway, Suite 520, Atlanta, Georgia 30329

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code — (404) 321-2140

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 19, 2018, RPC, Inc. had 214,798,042 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(In thousands)
(Unaudited)

	September 30,	December 31,
	2018	2017
		(Note 1)
ASSETS

Cash and cash equivalents	$128,373	$91,050
Accounts receivable, net of allowance for doubtful accounts of $5,311 in 2018 and $4,471 in 2017	382,755	377,853
Inventories	128,957	114,866
Income taxes receivable	11,578	40,243
Prepaid expenses	6,344	8,992
Other current assets	5,583	7,131
Total current assets	663,590	640,135
Property, plant and equipment, less accumulated depreciation of $1,702,272 in 2018 and $1,659,311 in 2017	515,805	443,928
Goodwill	32,150	32,150
Other assets	34,117	31,011
Total assets	$1,245,662	$1,147,224

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$127,161	$103,462
Accrued payroll and related expenses	32,140	23,577
Accrued insurance expenses	5,903	5,299
Accrued state, local and other taxes	7,110	8,655
Income taxes payable	4,999	3,224
Other accrued expenses	272	1,143
Total current liabilities	177,585	145,360
Long-term accrued insurance expenses	11,435	10,376
Long-term pension liabilities	30,294	35,635
Deferred income taxes	45,913	39,437
Other long-term liabilities	3,834	4,719
Total liabilities	269,061	235,527
Common stock	21,480	21,654
Capital in excess of par value	—	—
Retained earnings	971,382	906,745
Accumulated other comprehensive loss	(16,261)	(16,702)
Total stockholders' equity	976,601	911,697
Total liabilities and stockholders' equity	$1,245,662	$1,147,224

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$439,994	$470,999	$1,344,254	$1,167,928
Cost of revenues (exclusive of items shown below)	300,947	294,820	908,631	765,078
Selling, general and administrative expenses	41,787	39,738	128,135	117,183
Depreciation and amortization	42,993	39,587	120,567	125,513
Gain on disposition of assets, net	(286)	(503)	(3,459)	(5,779)
Operating income	54,553	97,357	190,380	165,933
Interest expense	(150)	(105)	(368)	(322)
Interest income	783	488	1,643	1,028
Other income, net	287	564	9,786	2,786
Income before income taxes	55,473	98,304	201,441	169,425
Income tax provision	5,506	40,970	39,401	64,617
Net income	$49,967	$57,334	$162,040	$104,808

Earnings per share
Basic	$0.23	$0.26	$0.75	$0.48
Diluted	$0.23	$0.26	$0.75	$0.48

Dividends per share	$0.10	$0.06	$0.30	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$49,967	$57,334	$162,040	$104,808

Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	157	135	485	405
Foreign currency translation	386	353	(29)	584
Unrealized gain (loss) on securities, net of taxes	—	9	—	(12)
Comprehensive income	$50,510	$57,831	$162,496	$105,785

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(In thousands)
(Unaudited)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2017	216,544	$21,654	$—	$906,745	$(16,702)	$911,697
Adoption of accounting standard (Note 2)	—	—	—	15	(15)	—
Stock issued for stock incentive plans, net	391	39	7,165	—	—	7,204
Stock purchased and retired	(2,137)	(213)	(7,165)	(32,782)	—	(40,160)
Net income	—	—	—	162,040	—	162,040
Dividends	—	—	—	(64,636)	—	(64,636)
Pension adjustment, net of taxes	—	—	—	—	485	485
Foreign currency translation	—	—	—	—	(29)	(29)
Balance, September 30, 2018	214,798	$21,480	$—	$971,382	$(16,261)	$976,601

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$162,040	$104,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	123,281	127,679
Stock-based compensation expense	7,204	9,019
Gain on disposition of assets, net	(3,459)	(5,779)
Gain on insurance recovery	(9,646)	—
Gain on benefit plan financing arrangement	(1,020)	—
Deferred income tax provision (benefit)	6,319	(28,163)
(Increase) decrease in assets:
Accounts receivable	(5,029)	(206,201)
Income taxes receivable	28,664	54,033
Inventories	(14,233)	(4,730)
Prepaid expenses	2,647	1,134
Other current assets	1,420	(2,037)
Other non-current assets	(2,106)	(3,135)
Increase (decrease) in liabilities:
Accounts payable	21,852	47,151
Income taxes payable	1,775	(728)
Accrued payroll and related expenses	8,583	13,088
Accrued insurance expenses	604	125
Accrued state, local and other taxes	(1,545)	4,612
Other accrued expenses	(873)	(5,385)
Pension liabilities	(4,700)	2,708
Long-term accrued insurance expenses	1,059	783
Other long-term liabilities	(885)	309
Net cash provided by operating activities	321,952	109,291

INVESTING ACTIVITIES
Capital expenditures	(199,581)	(75,016)
Proceeds from sale of assets	10,102	10,532
Proceeds from insurance recovery	9,646	—
Proceeds from benefit plan financing arrangement	2,218	—
Re-investment in benefit plan financing arrangement	(2,218)	—
Net cash used for investing activities	(179,833)	(64,484)

FINANCING ACTIVITIES
Payment of dividends	(64,636)	(13,026)
Cash paid for common stock purchased and retired	(40,160)	(26,724)
Net cash used for financing activities	(104,796)	(39,750)

Net increase in cash and cash equivalents	37,323	5,057
Cash and cash equivalents at beginning of period	91,050	131,835
Cash and cash equivalents at end of period	$128,373	$136,892

Supplemental cash flows disclosure:
Interest paid, net of amounts capitalized	$309	$192
Income taxes paid, net	$1,781	$39,775

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$8,960	$7,552

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments make targeted improvements to existing U.S. GAAP and affects accounting for equity investments and financial instruments and liabilities and related disclosures. The Company adopted these provisions in the first quarter of 2018 and recognize the change in fair value of its equity securities as part of other income. In addition, as of the beginning of the first quarter of 2018, the Company adjusted opening retained earnings to recognize the cumulative impact of the adoption of these amendments. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The Company adopted these provisions in the first quarter of 2018 and has presented the accompanying statements of cash flow in conformity with these provisions. The Company does not expect the adoption of these provisions to have an ongoing material impact on its consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted:

To be adopted in 2019:

ASU No. 2016-02, Leases (Topic 842). Under this guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to certain adjustments, including initial direct costs and lessor provided incentives. As part of its preparation to adopt the standard, the Company has established an initial project governance framework, selected a working group and hired a third party service provider to assist with the implementation. In addition, the Company is in the process of implementing a new software solution to administer the leases and comply with the guidance. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures, including quantifying the increase in the assets and liabilities on its balance sheet and the impact on its current lease portfolio from a lessee perspective. The Company plans to adopt these provisions in the first quarter of 2019.

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

ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP in Topic 840, Leases. The Company plans to use the optional transition method to adopt ASC 842 in the first quarter of 2019.

RPC, INC. AND SUBSIDIARIES

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

ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments reduce the complexity for the accounting for costs of implementing a cloud computing service arrangement and align the requirements for capitalizing implementation costs that are incurred in a hosting arrangement that is a service contract with the costs incurred to develop or obtain internal-use software. The provisions may be applied prospectively or retrospectively. The amendments are effective starting in the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

RPC, INC. AND SUBSIDIARIES

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

Payment terms:

RPC’s contracts with customers state the final terms of the sales, including the description, quantity, and price of each service to be delivered. The Company’s contracts are generally short-term in nature and in most situations, RPC provides services ahead of payment - i.e., RPC has fulfilled the performance obligation prior to submitting a customer invoice. RPC invoices the customer upon completion of the specified services and collection generally occurs between 30 to 60 days after invoicing. As the Company enters into contracts with its customers, it generally expects there to be no significant timing difference between the date the services are provided to the customer (satisfaction of the performance obligation) and the date cash consideration is received. Accordingly, there is no financing component to our arrangements with customers.

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

Disaggregation of revenues:

See Note 6 for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions.

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Oilfield services transferred at a point in time	$-	$-	$-	$-
Oilfield services transferred over time	439,994	470,999	1,344,254	1,167,928
Total revenues	$439,994	$470,999	$1,344,254	$1,167,928

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net on the consolidated balance sheets are shown below:

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Unbilled trade receivables	$102,760	$68,494	$107,943	$39,223

Substantially all of the unbilled trade receivables disclosed above were invoiced during the following quarter.

RPC, INC. AND SUBSIDIARIES

4.	EARNINGS PER SHARE

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Net income available for stockholders:	$49,967	$57,334	$162,040	$104,808
Less: Adjustments for earnings attributable to participating securities	(528)	(732)	(1,791)	(1,392)
Net income used in calculating earnings per share	$49,439	$56,602	$160,249	$103,416

Weighted average shares outstanding (including participating securities)	214,807	216,958	215,362	217,401
Adjustment for participating securities	(2,392)	(2,829)	(2,482)	(2,936)
Shares used in calculating basic and diluted earnings per share	212,415	214,129	212,880	214,465

5.	STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares. As of September 30, 2018, there were 5,380,282 shares available for grant.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Pre-tax expense	$2,618	$3,007	$7,204	$9,019
After tax expense	$1,977	$1,909	$5,439	$5,727

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2018:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2017	2,736,365	$14.50
Granted	522,800	25.13
Vested	748,123	13.06
Forfeited	131,392	17.01
Non-vested shares at September 30, 2018	2,379,650	$17.15

The total fair value of shares vested was $16,445,000 during the nine months ended September 30, 2018 and $19,271,000 during the nine months ended September 30, 2017. Excess tax benefits realized from tax compensation deductions in excess of compensation expense are recorded as a discrete tax adjustment. This discrete tax adjustment was $1,620,000 for the nine months ended September 30, 2018 and $2,562,000 for the nine months ended September 30, 2017.

RPC, INC. AND SUBSIDIARIES

As of September 30, 2018, total unrecognized compensation cost related to non-vested restricted shares was $45,713,000, which is expected to be recognized over a weighted-average period of 3.5 years.

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

RPC, INC. AND SUBSIDIARIES

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Technical Services:
Pressure Pumping	$237,487	$303,631	$762,527	$740,120
Downhole Tools	112,798	81,383	313,360	205,591
Coiled Tubing	26,248	32,385	78,848	79,720
Nitrogen	12,645	12,412	35,860	30,360
Snubbing	4,257	5,385	14,284	17,616
All other	27,836	20,523	85,307	53,972
Total Technical Services	$421,271	$455,719	$1,290,186	$1,127,379
Support Services:
Rental Tools	$13,957	$8,547	$36,527	$20,394
All other	4,766	6,733	17,541	20,155
Total Support Services	$18,723	$15,280	$54,068	$40,549
Total revenues	$439,994	$470,999	$1,344,254	$1,167,928

The following summarizes revenues for the United States and separately for all international locations combined for the three and nine months ended September 30, 2018. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
United States revenues	$417,349	$457,428	$1,278,655	$1,129,529
International revenues	22,645	13,571	65,599	38,399
Total revenues	$439,994	$470,999	$1,344,254	$1,167,928

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

RPC, INC. AND SUBSIDIARIES

Summarized financial information with respect RPC’s reportable segments for the three and nine months ended September 30, 2018 and 2017 are shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Revenues:
Technical Services	$421,271	$455,719	$1,290,186	$1,127,379
Support Services	18,723	15,280	54,068	40,549
Total revenues	$439,994	$470,999	$1,344,254	$1,167,928
Operating income (loss):
Technical Services	$56,209	$104,349	$196,838	$184,455
Support Services	1,787	(2,062)	2,075	(10,622)
Corporate	(3,729)	(5,433)	(11,992)	(13,679)
Gain on disposition of assets, net	286	503	3,459	5,779
Total operating income	$54,553	$97,357	$190,380	$165,933
Interest expense	(150)	(105)	(368)	(322)
Interest income	783	488	1,643	1,028
Other income , net	287	564	9,786	2,786
Income before income taxes	$55,473	$98,304	$201,441	$169,425

As of and for the nine months ended September 30, 2018	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$110,991	$9,247	$329	$120,567
Capital expenditures	194,115	4,260	1,206	199,581
Identifiable assets	$984,397	$77,870	$183,395	$1,245,662

As of and for the nine months ended September 30, 2017	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$111,567	$13,599	$347	$125,513
Capital expenditures	66,445	7,669	902	75,016
Identifiable assets	$894,714	$75,550	$178,362	$1,148,626

7.	INVENTORIES

Inventories of $128,957,000 at September 30, 2018 and $114,866,000 at December 31, 2017 consist of raw materials, parts and supplies.

RPC, INC. AND SUBSIDIARIES

8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Interest cost	$458	$483	$1,374	$1,449
Expected return on plan assets	(710)	(589)	(2,128)	(1,767)
Amortization of net losses	206	213	618	638
Net periodic benefit (credit) cost	$(46)	$107	$(136)	$320

The Company made a contribution of $5,000,000 to this plan during the nine months ended September 30, 2018; and no contribution was made during the nine months ended September 30, 2017.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $26,344,000 as of September 30, 2018 and $23,463,000 as of December 31, 2017. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses. Unrealized gains, net related to the SERP assets were approximately as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Unrealized gains, net	$861	$428	$1,246	$1,981

The SERP liability includes participant deferrals net of distributions and is recorded on the consolidated balance sheets in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

As a result of Company-owned life insurance policy claims, the Company received insurance proceeds of $1,606,000 and recorded tax-free gains of $767,000 during the three months ended September 30, 2018; and received insurance proceeds of $2,218,000 and recorded tax-free gains of $1,020,000 during the nine months ended September 30, 2018; these gains are recorded as an adjustment to compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Proceeds received have been reinvested into mutual funds held as supplemental retirement plan assets.

9.	NOTES PAYABLE TO BANKS

The Company has a revolving credit facility with Bank of America and five other lenders which provides for a line of credit of up to $125 million, including a $35 million letter of credit subfacility, and a $35 million swingline subfacility. The revolving credit facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items.

On July 26, 2018, the Company entered into Amendment No. 4 to Credit Agreement (the “Amendment”). The Amendment, among other matters, replaces the existing minimum tangible net worth covenant with the following covenants: (i) when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum debt service coverage ratio of 2.00:1.00, and (ii) otherwise, a minimum tangible net worth covenant of no less than $600 million. The Amendment additionally (1) extends the Credit Agreement maturity date from January 17, 2019 to July 26, 2023, (2) eliminates any borrowing base limitations on revolving loans when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, (3) reduces the commitment fees payable by RPC by 7.5 basis points at each pricing level and (4) reduces the letter of credit sublimit from $50 million to $35 million. As of September 30, 2018, the Company was in compliance with these covenants.

RPC, INC. AND SUBSIDIARIES

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

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.3 million. These costs are being amortized to interest expense over the remaining term of the five-year loan, and the remaining net balance of $0.3 million at September 30, 2018 is classified as part of non-current other assets.

All letters of credit are currently issued under RPC’s $125 million credit facility. As of September 30, 2018, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.5 million; therefore, a total of $105.5 million of the facility was available.

Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Interest incurred	$61	$104	$181	$311

10.	INCOME TAXES

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

For the three months ended September 30, 2018, the income tax provision reflects an effective tax rate of 9.9 percent compared to 41.7 percent for the comparable period in the prior year. For the nine months ended September 30, 2018, the income tax provision reflects an effective tax rate of 19.6 percent compared to 38.1 percent for the comparable period in the prior year. The 2018 effective tax rate reflects the lower corporate income tax rate from the recently enacted Tax Cuts and Jobs Act (the “Act”) in addition to $7.5 million recorded as a discrete tax benefit. The discrete benefit resulted from tax provision to return adjustments that included release of a valuation allowance on foreign tax credits, state income tax decreases created by the federal tax changes, and an exclusion to compensation limitations of an officer that retired in 2017.

As part of the implementation of the provisions of the Act, the Company recorded adjustments relating to changes in tax rates on deferred tax assets and liabilities during the fourth quarter of 2017. The Company filed its 2017 Federal income tax return in the third quarter of 2018; accordingly, all items related to 2017 are substantially complete.

The Act imposes a new tax on foreign earnings and profits in excess of a deemed return on tangible assets of foreign subsidiaries referred to as GILTI (“Global Low Taxed Intangible Income”). The Act also imposes a new tax on certain payments between a U.S. corporation and its foreign subsidiaries referred to as BEAT (“Base Erosion and Anti-Abuse Minimum Tax”). Additionally, the Act provides for a deduction on certain qualifying income related to export sales of property or services referred to as FDII (“Foreign Derived Intangible Income”). Due to the complexity of BEAT, GILTI, and FDII, the Company is continuing to evaluate these provisions. At this time, in our analysis of GILTI, the Company anticipates making an accounting policy election to treat GILTI taxes as a current period expense in lieu of factoring such amounts into the measurement of our deferred taxes.

RPC, INC. AND SUBSIDIARIES

The Company continues to evaluate information related to its accounting for the income tax effects of the Act as it pertains to the 2018 deduction for executive compensation, including the impact for compensation that is paid pursuant to a binding contract that would have been deductible under the prior tax regulations. Based on our current interpretation of the transition rules, we believe the Company will be able to deduct executive compensation related to these plans.

As additional guidance and clarifications are provided under the transition rules, we will make appropriate changes in our analysis within the measurement period as provided in SEC Staff Accounting Bulletin No. 118.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of September 30, 2018 and December 31, 2017:

		Fair Value Measurements at September 30, 2018 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$334	$334	$—	$—
Investments measured at net asset value	$26,344

		Fair Value Measurements at December 31, 2017 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$270	$270	$—	$—
Investments measured at net asset value	$23,463

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, as described in Note 8, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the period ended September 30, 2018, there were no significant transfers in or out of levels 1, 2 or 3.

RPC, INC. AND SUBSIDIARIES

Under the Company’s revolving credit facility, there was no balance outstanding at September 30, 2018 and December 31, 2017. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

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

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2017	$(14,470)	$15	$(2,247)	$(16,702)
Change during the period:
Before-tax amount	—	(15)	(29)	(44)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	485	—	—	485
Total activity for the period	485	(15)	(29)	441
Balance at September 30, 2018	$(13,985)	$—	$(2,276)	$(16,261)

(1)	Reported as part of selling, general and administrative expenses.

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2016	$(15,503)	$39	$(2,638)	$(18,102)
Change during the period:
Before-tax amount	—	(19)	584	565
Reclassification adjustment, net of taxes:		7		7
Amortization of net loss (1)	405	—		405
Total activity for the period	405	(12)	584	977
Balance at September 30, 2017	$(15,098)	$27	$(2,054)	$(17,125)

(1)	Reported as part of selling, general and administrative expenses.

RPC, INC. AND SUBSIDIARIES

13.	SUBSEQUENT EVENT

On October 23, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share and a special year-end cash dividend of $0.07 per share. Both dividends are payable December 10, 2018 to common stockholders of record at the close of business November 9, 2018.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017 is incorporated herein by reference. In 2018, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the nine months ended September 30, 2018, capital expenditures totaled $199.6 million primarily for new revenue-producing equipment and capitalized maintenance of our existing equipment.

During the third quarter of 2018, revenues of $440.0 million decreased by $31.0 million or 6.6 percent compared to the same period in the prior year. The decrease in revenues is due to lower activity levels and slightly lower pricing, primarily within RPC’s pressure pumping service line. International revenues for the third quarter of 2018 increased 66.9 percent to $22.6 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the future.

Cost of revenues increased during the third quarter of 2018 in comparison to the same period of the prior year due primarily to higher employment costs partially offset by lower materials and supplies expense, which declined due to lower activity levels, particularly within our pressure pumping service line. As a percentage of revenues, cost of revenues increased in the third quarter of 2018 compared to the same period in the prior year, due to inefficiencies caused by inconsistent activity levels and higher employment costs.

Selling, general and administrative expenses were $41.8 million in the third quarter of 2018 compared to $39.7 million in the third quarter of 2017. As a percentage of revenues, these costs increased to 9.5 percent in the third quarter of 2018 compared to 8.4 percent in the third quarter of 2017, due to the relatively fixed nature of these expenses during the short term.

Income before income taxes was $55.5 million for the three months ended September 30, 2018 compared to $98.3 million in the same period of 2017. Diluted earnings per share were $0.23 for the three months ended September 30, 2018 compared to $0.26 in the same period of 2017. Cash provided by operating activities increased to $322.0 million for the three months ended September 30, 2018 compared to $109.3 million in the same period of 2017 due to higher earnings coupled with a favorable change in working capital.

We expect capital expenditures during the full year of 2018 will be approximately $280 million, and will be directed primarily towards new revenue-producing equipment and capitalized maintenance of our existing equipment.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and the second quarter of 2016, the drilling rig count fell by 79 percent. During the second quarter of 2016, the U.S. domestic drilling rig count reached the lowest level ever recorded. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil began to fall at that time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. During the second quarter of 2016, the price of oil and the U.S. domestic rig count began to increase, and increased steadily throughout the remainder of 2016, throughout 2017 and through the third quarter of 2018. As of the beginning of the fourth quarter of 2018, the U.S. domestic rig count was 164 percent higher than the historically low rig count reported during the second quarter of 2016.

RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions in the U.S. domestic market fell from 21,355 in 2014 to 8,060 in 2016. Well completions increased to 11,277 in 2017, and increased by 29 percent during the third quarter of 2018 as compared to the same period in 2017. RPC believes that U.S. oilfield well completion activity will continue to increase moderately during the near term.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. During the first two quarters of 2016, the prices of oil and natural gas remained at low levels that discouraged our customers from undertaking most of their potential exploration and production activities. The prices of oil and natural gas increased during the third and fourth quarters of 2016, throughout 2017 and continued during the first quarter of 2018. We believe that the price of oil has risen to a level that provides adequate financial returns to our customers and encourages increased drilling and production activities in many domestic oil-producing basins. However, the price of natural gas has not risen to a level that encourages our customers to increase their natural gas-directed drilling and production activities. The average price of natural gas liquids through the third quarter of 2018 increased by 18.0 percent compared to the average price for the full year 2017. Prevailing commodity prices early in the fourth quarter of 2018 have moderately positive implications for RPC’s near-term activity levels.

The majority of the U.S. domestic rig count remains directed towards oil. At the beginning of the fourth quarter of 2018, approximately 82 percent of the U.S. domestic rig count was directed towards oil, consistent with the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.

We continue to monitor the market for our services and the competitive environment. The U.S. domestic rig count has increased sharply since the historical low recorded during the second quarter of 2016, which has increased demand and pricing for our services. We are encouraged by the fact that drilling and completion activities continue to be highly service-intensive and require a large amount of equipment and raw materials. Furthermore, we note that some wells in the U.S. domestic market have been drilled but not completed. As of the end of the third quarter of 2018, the number of wells in this category has increased by almost 100 percent since the beginning of 2014. We believe that operators will complete many of these wells in the near term, and that they will provide potential revenue for RPC’s completion-directed services.

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

We believe that pricing for services to the industry has reached a level that provides financial returns that will allow the industry to maintain its fleet of revenue-producing equipment and hire additional personnel to operate idle equipment. We note that these improved financial returns have allowed previously insolvent service companies to resume operations and add equipment, and that a number of smaller competitors have completed initial or secondary public equity offerings over the past year, which may facilitate their access to capital. As a result, competition has increased, both from new entrants into the oilfield services industry and from established competitors who have increased their fleets of revenue-producing equipment. This increased competition, along with improved service efficiency, has prevented RPC from increasing the prices for our services during the nine months ended September 30, 2018, as well as increasing the competition for skilled labor. One of our responses to such competitive threats is to undertake relatively moderate fleet expansions, thus preserving our capital strength and liquidity. RPC increased the size of its fleet of revenue-producing equipment during 2018.

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

While RPC believes that the near-term outlook regarding commodity prices holds positive indications for oilfield activity, and that we provide many of the types of services required by our customers in the current oilfield completion operating environment, we are also concerned that increasing competition and logistical constraints in the oilfield will continue to negatively impact our revenues, earnings and operating cash flows for the remainder of 2018. We also expect that the recently enacted Tax Cuts and Jobs Act will have a meaningful positive impact on our financial results through increased earnings and operating cash flow for the remainder of 2018. We believe that our lower tax rates will enhance our ability to improve RPC’s shareholder returns through profitable growth, dividends and share repurchases.

Results of Operations

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Consolidated revenues [in thousands]	$439,994	$470,999	$1,344,254	$1,167,928
Revenues by business segment [in thousands]:
Technical	$421,271	$455,719	$1,290,186	$1,127,379
Support	18,723	15,280	54,068	40,549

Consolidated operating income [in thousands]	$54,553	$97,357	$190,380	$165,933
Operating income (loss) by business segment [in thousands]:
Technical	$56,209	$104,349	$196,838	$184,455
Support	1,787	(2,062)	2,075	(10,622)
Corporate	(3,729)	(5,433)	(11,992)	(13,679)
Gain on disposition of assets, net	286	503	3,459	5,779

Percentage cost of revenues to revenues	68.4%	62.6%	67.6%	65.5%
Percentage selling, general & administrative expenses to revenues	9.5%	8.4%	9.5%	10.0%
Percentage depreciation and amortization expense to revenues	9.8%	8.4%	9.0%	10.7%
Average U.S. domestic rig count	1,051	946	1,019	862
Average natural gas price (per thousand cubic feet (mcf))	$2.93	$2.95	$2.98	$3.01
Average oil price (per barrel)	$69.73	$48.09	$66.90	$49.32

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

Revenues. Revenues for the three months ended September 30, 2018 decreased 6.6 percent compared to the three months ended September 30, 2017. Domestic revenues of $417.3 million decreased 8.8 percent for the three months ended September 30, 2018 compared to the same period in the prior year. The decrease in revenues was due to lower activity levels and slightly lower pricing, primarily within our pressure pumping service line. International revenues of $22.6 million increased 66.9 percent for the three months ended September 30, 2018 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiations and their ultimate duration and can be difficult to predict.

RPC, INC. AND SUBSIDIARIES

During the third quarter of 2018, the average price of natural gas was 0.7 percent lower while the average price of oil was 45.0 percent higher as compared to the same period in the prior year. The average domestic rig count during the third quarter of 2018 was 11.1 percent higher than the same period in 2017.

The Technical Services segment revenues for the third quarter of 2018 decreased 7.6 percent compared to the same period in the prior year due to lower activity levels in several of the larger service lines within this segment, as well as slightly lower pricing within our pressure pumping service line, which is the largest service line within Technical Services. The Support Services segment revenues for the third quarter of 2018 increased by 22.5 percent compared to the same period in the prior year. This increase was due principally to improved activity levels and pricing in the rental tool service line, which is the largest service line within this segment. Technical Services reported lower operating income of $56.2 million for the third quarter of 2018 compared to $104.3 million in the third quarter of the prior year, while Support Services reported an operating profit of $1.8 million for the third quarter of 2018 compared to an operating loss of $2.1 million for the third quarter of 2017.

Cost of revenues.  Cost of revenues increased 2.1 percent to $300.9 million for the three months ended September 30, 2018 compared to $294.8 million for the three months ended September 30, 2017. Cost of revenues increased primarily due to higher employment costs partially offset by lower materials and supplies expenses, which declined due to lower activity levels, particularly within our pressure pumping service line. As a percentage of revenues, cost of revenues increased in the third quarter of 2018 compared to the third quarter of 2017, due to inefficiencies caused by inconsistent activity levels and higher employment costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $41.8 million for the three months ended September 30, 2018 and $39.7 million for the three months ended September 30, 2017. As a percentage of revenues, these costs increased to 9.5 percent in the third quarter of 2018 compared to 8.4 percent in the third quarter of 2017, due to the relatively fixed nature of these expenses during the short term.

Depreciation and amortization. Depreciation and amortization increased 8.6 percent to $43.0 million for the three months ended September 30, 2018, compared to $39.6 million for the quarter ended September 30, 2017 due to higher capital expenditures over the previous four quarters.

Gain on disposition of assets, net. Gain on disposition of assets, net decreased to $0.3 million for the three months ended September 30, 2018 compared to $0.5 million for the three months ended September 30, 2017.  The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $0.3 million for the three months ended September 30, 2018 compared to $0.6 million for the same period in the prior year.

Interest expense. Interest expense was $150 thousand for the three months ended September 30, 2018 compared to $105 thousand for the three months ended September 30, 2017. Interest expense during the third quarters of 2018 and 2017 consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax provision. Income tax provision was $5.5 million during the three months ended September 30, 2018 compared to $41.0 million for the same period in 2017. The effective tax rate was 9.9 percent for the three months ended September 30, 2018 compared to 41.7 percent for the three months ended September 30, 2017. The third quarter 2018 effective tax rate reflects the lower corporate income tax rates from the recently enacted Tax Cuts and Jobs Act (the “Act”) in addition to $7.5 million recorded as a discrete tax benefit. The discrete benefit resulted from tax provision to return adjustments.

RPC, INC. AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2017

Revenues. Revenues for the nine months ended September 30, 2018 increased 15.1 percent compared to the nine months ended September 30, 2017. Domestic revenues of $1.3 billion increased 13.1 percent for the nine months ended September 30, 2018 compared to the same period in the prior year. The increase in revenues was due to higher activity during the first quarter of 2018 partially offset by lower activity during the second quarter of 2018 in comparison to the prior year. International revenues of $65.6 million increased 70.8 percent for the nine months ended September 30, 2018 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiations and their ultimate duration and can be difficult to predict.

The average price of natural gas was 1.2 percent lower while the average price of oil was 35.6 percent higher during the nine months ended September 30, 2018 as compared to the same period in the prior year. The average domestic rig count during the nine months ended September 30, 2018 was 18.2 percent higher than the same period in 2017.

The Technical Services segment revenues for the nine months ended September 30, 2018 increased 14.4 percent compared to the same period in the prior year due to higher activity levels in several of our service lines within this segment. The Support Services segment revenues for the nine months ended September 30, 2018 increased by 33.3 percent compared to the same period in the prior year. This increase was due principally to improved activity levels and pricing in the rental tool service line, which is the largest service line within this segment. Technical Services reported higher operating income of $196.8 million for the nine months ended September 30, 2018 compared to $184.5 million in the same period of the prior year, while Support Services reported operating income of $2.0 million for the nine months ended September 30, 2018 compared to an operating loss of $10.6 million for the nine months ended September 30, 2017.

Cost of revenues.  Cost of revenues increased 18.8 percent to $908.6 million for the nine months ended September 30, 2018 compared to $765.1 million for the nine months ended September 30, 2017. Cost of revenues increased primarily due to higher employment costs, materials and supplies expenses, and other expenses which vary with activity levels. As a percentage of revenues, cost of revenues increased slightly to 67.6 percent in the nine months ended September 30, 2018 compared to 65.5 percent in the prior year same period.

Selling, general and administrative expenses. Selling, general and administrative expenses were $128.1 million for the nine months ended September 30, 2018 and $117.2 million for the nine months ended September 30, 2017. The increase in these expenses was due to higher employment costs consistent with higher activity levels. As a percentage of revenues, these costs decreased slightly to 9.5 percent in the nine months ended September 30, 2018 compared to 10.0 percent in the nine months ended September 30, 2017, due to the leverage of higher revenues over primarily fixed expenses.

Depreciation and amortization. Depreciation and amortization decreased 3.9 percent to $120.6 million for the nine months ended September 30, 2018, compared to $125.5 million for the nine months ended September 30, 2017 due to lower capital expenditures in the prior year.

Gain on disposition of assets, net. Gain on disposition of assets, net decreased to $3.5 million for the nine months ended September 30, 2018 compared to $5.8 million for the nine months ended September 30, 2017. The decrease is due to the sale of operating equipment related to its oilfield pipe inspection service line during the second quarter of 2017 that did not recur in the current period. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $9.8 million for the nine months ended September 30, 2018 compared to $2.8 million for the same period in the prior year. Other income recorded in the nine months ended September 30, 2018 includes property insurance proceeds totaling $9.6 million.

Interest expense. Interest expense was $368 thousand for the nine months ended September 30, 2018 compared to $322 thousand for the nine months ended September 30, 2017. Interest expense during the nine months ended September 30, 2018 and 2017 consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax provision. Income tax provision was $39.4 million during the nine months ended September 30, 2018 compared to $64.6 million for the same period in 2017. The effective tax rate was 19.6 percent for the nine months ended September 30, 2018 compared to 38.1 percent for the nine months ended September 30, 2017. The nine month 2018 effective tax rate reflects the lower corporate income tax rates from the Act in addition to $7.5 million recorded as a discrete tax benefit. The nine months ended September 30, 2018 and 2017 reflect beneficial discrete adjustments related to stock based compensation.

RPC, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents as of September 30, 2018 were $128.4 million. The following table sets forth the historical cash flows for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
(In thousands)	2018	2017
Net cash provided by operating activities	$321,952	$109,291
Net cash used for investing activities	(179,833)	(64,484)
Net cash used for financing activities	(104,796)	(39,750)

Cash provided by operating activities for the nine months ended September 30, 2018 increased by $212.7 million compared to the same period in the prior year. This increase is due primarily to an increase in net income of $57.2 million, net favorable changes in working capital of $142.8 million and the deferred income tax provision of $34.5 partially offset by a decrease in depreciation and amortization expenses of $4.4 million and adjustments for gains due to an insurance recovery and a benefit plan financing arrangement. The net favorable change in working capital is primarily due to favorable changes of $201.2 million in accounts receivable due to lower revenues, $4.5 million in accrued expenses and $5.0 million in prepaid expenses/ other current assets. This favorable change was partially offset by unfavorable changes in working capital of $22.9 million in net income taxes receivable/ payable, $9.5 million in inventories, $25.3 million in accounts payable, $6.6 million in accrued state and local taxes and $4.5 million in accrued payroll and related expenses.

Cash used for investing activities for the nine months ended September 30, 2018 increased by $115.3 million, compared to the nine months ended September 30, 2017, primarily because of higher capital expenditures partially offset by property insurance proceeds.

Cash used for financing activities for the nine months ended September 30, 2018 increased by $65.0 million primarily as a result of cash dividends to common stockholders coupled with the higher cost of repurchases of the Company’s shares on the open market and for taxes related to the vesting of restricted shares.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2018 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $125 million revolving credit facility that matures in July 2023, as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On July 26, 2018, the Company further amended the revolving credit facility to, among other matters, replace the existing minimum tangible net worth covenant, as well as, (1) extend the maturity date of the revolving credit facility to July 26, 2023, (2) eliminate any borrowing base limitations on revolving loans when certain criteria exist, (3) reduce the commitment fees payable by RPC and (4) reduce the letter of credit sublimit from $50 million to $35 million. As of September 30, 2018, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.5 million; therefore, a total of $105.5 million of the facility was available. For additional information with respect to RPC’s facility, see Note 9 of the Notes to Consolidated Financial Statements included in this report.

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

RPC, INC. AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures will be approximately $280 million during 2018, of which $199.6 million has been spent as of September 30, 2018. We expect capital expenditures for the remainder of 2018 to be primarily directed towards new revenue-producing equipment and capitalized maintenance of our existing equipment. The actual amount of 2018 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

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

As of September 30, 2018, the Company’s stock buyback program authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. There were no shares purchased on the open market during the third quarter of 2018 and 9,072,853 remain available to be repurchased under the current authorization as of September 30, 2018. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On October 23, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share and a special year-end cash dividend of $0.07 per share. Both dividends are payable December 10, 2018 to common stockholders of record at the close of business November 9, 2018. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. In addition, activity increases can cause increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. Since oilfield activity began to increase in the second quarter of 2016, the Company has experienced upward pressure on the price of labor due to the shortage of skilled employees as well as occasional increases in the prices of certain raw materials used in providing our services. Early in the second quarter of 2018, the Company experienced minimal price increases of raw materials used in providing our services because of increased supplies of such raw materials. However, the Company has begun to experience increased upward pressure on the price of skilled labor.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc., RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the nine months ended September 30, 2018, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $667,000 for the nine months ended September 30, 2018 compared to $630,000 for the comparable period in 2017.

RPC, INC. AND SUBSIDIARIES

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $911,000 for the nine months ended September 30, 2018 and $1,121,000 for the nine months ended September 30, 2017.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $110,000 for the nine months ended September 30, 2018 and $70,000 for the nine months ended September 30, 2017.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding the effect of recent accounting pronouncements on the Company’s consolidated financial statements; our plans to continue to pursue international growth opportunities and our belief that international revenues will continue to represent a low percentage of our consolidated revenues in the future; our expectation for the amount and focus of our capital expenditures during 2018; our belief about increases in U.S. oilfield well completion activity; our belief that U.S. oilfield completion activity will continue to increase moderately during the near term; our belief that the price of oil has risen to a level that provides our customers financial returns that encourages increased drilling and production activities; our belief that the price of natural gas has not risen to a level that encourages our customers to increase their drilling and production activities; our belief that current commodity prices have moderately positive implications for near term activity levels; the belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term; our belief that many wells in the U.S. domestic market that have been drilled but not completed will be completed in the near term and that they will provide potential revenue for RPC’s completion-directed services; constraints on pipelines in the Permian Basin could cause customers in this market to reduce their drilling and completion activities which creates risks to our near-term financial results; the belief that demand for revenue-producing service capacity will continue to exceed supply; our plans to maintain our financial structure which includes little or no debt during the near term; our belief that the current macroeconomic environment as well as the near-term outlook regarding commodity prices and the types of services required by our customers in the current oilfield completion operating environment holds positive indications for our revenues, earnings and operating cash flows during 2018; our expectation that the recently enacted Tax Cuts and Jobs Act will have a meaningful positive impact on our financial results through increased earnings and operating cash flow for the remainder of 2018; our belief that the projected lower tax rates will further enhance our ability to improve our shareholder returns through profitable growth, dividends and share repurchases; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our business strategy, plans and objectives; market risk exposure; adequacy of capital resources and funds; opportunity for growth and expansion; our expectation that we will continue to pay cash dividends, subject to industry conditions, the earnings and financial condition of the Company and other relevant factors; the possible unfavorable outcome of sales and use tax audits; the impact of inflation and related trends on the Company’s financial position and operating results; our beliefs regarding oilfield activity and the related impact on wages for skilled labor and the prices of raw material used in providing our services; our belief that changes in foreign exchange rates are not expected to have a material effect on our consolidated results of operations or financial condition; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of September 30, 2018, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, September 30, 2018 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

See additional risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased by the Company and affiliated purchasers in the third quarter of 2018 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2018 to July 31, 2018	285	(2)	$14.62	-	9,072,853
August 1, 2018 to August 31, 2018	3,569	(2)	15.01	-	9,072,853
September 1, 2018 to September 30, 2018	437	(2)	13.67	-	9,072,853
Totals	4,291		$14.85	-	9,072,853

(1)	The Company has a stock buyback program initially adopted in 1998 (and subsequently amended in 2013 and 2018) that authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. There were no shares purchased on the open market during the third quarter of 2018 and 9,072,853 remain available to be repurchased under the current authorization as of September 30, 2018. Currently the program does not have a predetermined expiration date.

(2)	Shares purchased by the Company in excess of those purchased as part of publicly announced plans or programs, represent shares repurchased in connection with taxes related to the vesting of certain restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

RPC, INC. AND SUBSIDIARIES

ITEM 4. MINE SAFETY DISCLOSURES

The information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2017).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	Amendment No. 4 to Credit Agreement dated as of July 26, 2018 among RPC, Bank of America, N.A., certain other lenders party thereto, and the Subsidiary Loan Parties party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2018).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
95.1	Mine Safety Disclosures.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Richard A. Hubbell
Date: October 31, 2018	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: October 31, 2018	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

