Form 10-K
period 2018-12-31
RPC INC
filed 2019-02-28
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $814,644,000 based on the closing price on the New York Stock Exchange on June 29, 2018 of $14.57 per share.

RPC, Inc. had 215,210,657 shares of Common Stock outstanding as of February 15, 2019.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include without limitation statements regarding natural gas prices, production levels and drilling activities; our belief that oil-directed drilling will continue to represent the majority of the total drilling rig activity; our belief that the long-term demand outlook for natural gas is favorable and that natural gas-directed drilling will increase over the long-term; our continued belief in the long-term growth opportunities for our business; our expectation to continue to focus on the development of international business opportunities in current and other international markets; our expectations regarding acquisition targets in our industry; the adequacy of our insurance coverage; the impact of lawsuits, legal proceedings and claims on our business and financial condition; our belief that industry factors will continue to depress natural gas directed drilling activity during the near-term; our belief that U.S. oilfield activity will remain at its current level or decline during the near-term; our belief that the price of oil early in the first quarter of 2019 carries negative implications for RPC’s near-term activity level, revenues and earnings; our belief that oil-directed drilling will remain the majority of domestic drilling and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near-term; our belief that indications early in 2019 are that the rig count will decline during the near-term; the fact that drilling and completion activities continue to be highly service-intensive and require a large amount of equipment and raw materials carries favorable implications for our activity levels; our belief that operators will complete many of previously drilled but not completed wells in the near-term and that this may provide potential revenue for our completion-directed services; higher industry efficiencies have caused the market for several oil completion services including pressure pumping to be oversupplied and that this development carries negative consequences for pricing of our services, utilization of our equipment and our financial results during the near-term; our belief that newly acquired and ordered equipment will provide acceptable financial returns when placed in service; our plans to undertake moderate fleet expansions which will allow us to maintain a strong balance sheet; our belief that declining activity levels may reduce the costs of providing our services and reduce logistical constraints; our expectations about contributions to the defined benefit pension plan in 2019; our ability to fund capital requirements in the future; the estimated amount of our capital expenditures and contractual obligations for future periods; our expectations to continue to pay regular quarterly cash dividends; our expectations regarding the costs of skilled labor and many of the raw materials used in providing our services; estimates made with respect to our critical accounting policies; the effect of new accounting standards; and the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition.

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

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets. RPC acts as a holding company for the following legal entity groupings: Cudd Energy Services, Thru Tubing Solutions and Patterson Services. Selected overhead including centralized support services and regulatory compliance are classified as Corporate. RPC is further organized into Technical Services and Support Services which are its operating segments. As of December 31, 2018, RPC had approximately 3,600 employees.

Business Segments

RPC manages its business as either services offered on the well site with equipment and personnel (Technical Services) or services and equipment offered off the well site (Support Services). The businesses under Technical Services generate revenues based on equipment, personnel operating the equipment and the materials utilized to provide the service. They are all managed, analyzed and reported based on the similarities of the operational characteristics and costs associated with providing the service. The businesses under Support Services are primarily able to generate revenues through equipment or services offered off the well site. During 2018, approximately three percent of RPC’s consolidated revenues were generated from offshore operations in the U.S. Gulf of Mexico. In 2018, we also estimate that 85 percent of our revenues were related to drilling and production activities for oil, while 15 percent of revenues were related to drilling and production activities for natural gas.

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

A brief description of the primary services conducted within each of the operating segments follows:

Technical Services

Pressure Pumping. Pressure pumping services, which accounted for 55 percent of 2018 revenues, 62 percent of 2017 revenues and 46 percent of 2016 revenues are provided to customers throughout Texas, and the mid-continent and Rocky Mountain regions of the United States. We primarily provide these services to customers in order to enhance the initial production of hydrocarbons in formations that have low permeability. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in pressure pumping operations include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

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

Downhole Tools. Thru Tubing Solutions (“TTS”) accounted for 25 percent of 2018 revenues, 19 percent of 2017 revenues and 23 percent of 2016 revenues. TTS provides services and proprietary downhole motors, fishing tools and other specialized downhole tools and processes to operators and service companies in drilling and production operations, including casing perforation and bridge plug drilling at the completion stage of an oil or gas well. The services that TTS provides are especially suited for unconventional drilling and completion activities. TTS’ experience providing reliable tool services allows it to work in a pressurized environment with virtually any coiled tubing unit or snubbing unit.

Coiled Tubing. Coiled tubing services, which accounted for six percent of revenues in 2018, seven percent of revenues in 2017 and 10 percent of revenues in 2016, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, costlier workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig. Increasingly, coiled tubing units are also used to support completion activities in directional and horizontal wells. Such completion activities usually require multiple entrances in a wellbore in order to complete multiple fractures during a pressure pumping operation. A coiled tubing unit can accomplish this type of operation because its flexibility allows it to be steered in a direction other than vertical, which is necessary in this type of wellbore. At the same time, the strength of the coiled tubing string allows various types of tools or motors to be conveyed into the well effectively. The uses for coiled tubing in directional and horizontal wells have been enhanced by improved fabrication techniques and higher-diameter coiled tubing which allows coiled tubing units to be used effectively over greater distances, thus allowing them to function in more of the completion activities currently taking place in the U.S. domestic market. There are several manufacturers of flexible steel pipe used in coiled tubing services, and the Company believes that its sources of supply are adequate.

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for one percent of revenues in 2018, two percent of revenues in 2017 and three percent of revenues in 2016, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure on the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing unit can perform many applications at a lower cost than other alternatives. Because this service involves a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relative few operators who have the experience and knowledge required to perform such services safely and efficiently. Increasingly, snubbing units are used for unconventional completions at the outer reaches of long wellbores which cannot be serviced by coiled tubing because coiled tubing has a more limited range than drill pipe conveyed by a snubbing unit.

Nitrogen. Nitrogen accounted for three percent of revenues in 2018, two percent of revenues in 2017 and five percent of revenues in 2016. There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. Increasingly, it is used as a displacement medium to increase production in older wells in which production has depleted. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service. In addition, nitrogen can be complementary to our snubbing and coiled tubing services, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer's well.

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

Support Services

Rental Tools. Rental tools accounted for three percent of revenues in 2018, two percent of revenues in 2017 and three percent of revenues in 2016. The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular assets with rental items instead of owning a complete set of assets. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in Texas, the Gulf of Mexico, mid-continent region, Appalachian region and the Rocky Mountains.

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

Refer to Note 13 in the Notes to the Consolidated Financial Statements for additional financial information on our business segments.

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

Due to aging oilfields and lower-cost sources of oil internationally, the drilling rig count in the U.S. has declined by approximately 77 percent from its peak in 1981. However, due to continuously enhanced rig and other technologies, more wells are drilled during periods of strong industry activity, and these wells are increasingly productive. For these reasons, the domestic production of natural gas rose to record levels in the third quarter of 2015, and domestic production of crude oil in the third quarter of 2015 reached its highest level since the third quarter of 1971. With the decline in domestic drilling and completion activities beginning in early 2015, domestic production of both natural gas and oil began to decline during the third and fourth quarters of 2015, although production continues to remain high in comparison to historical levels. Oil and gas industry activity levels have historically been volatile, experiencing multiple cycles, including six down cycle troughs between 1981 and 2016, with May 2016 marking the lowest U.S. domestic rig count in U.S. oilfield history. The rig count during the peak of the most recent cycle occurred at the end of the third quarter of 2014, and began to decline sharply during the fourth quarter of 2014. The rig count continued to decline in 2015 and 2016, until June of 2016 when it stabilized and began to increase. Early in 2019, the rig count had recovered by approximately 159 percent from the historical low set during the second quarter of 2016, but was still approximately 46 percent lower than the cyclical peak in the third quarter of 2014.

Because of the increased efficiency of drilling rigs, the Company also monitors well completions in the U.S. domestic oilfield. Well completions are particularly important to RPC because the majority of its services are utilized during the completion stage of an oil or gas well’s life cycle, so they are an important indicator of the demand for RPC’s services. As reported by the U.S. Energy Information Administration during the first quarter of 2019, annual well completions fell from a cyclical peak of 21,370 in 2014 to 8,106 in 2016. Between 2016 and 2018, annual well completions increased by 6,456 or 79.7 percent. In spite of the increase in well completions during the past two years, annual well completions in 2018 were 31.9 percent lower than the 2014 cyclical peak.

The fluctuations in domestic drilling activity since the third quarter of 2014 peak are consistent with global supply of and demand for oil, the domestic supply of and demand for natural gas, U.S. domestic storage levels of oil and natural gas, fluctuations in the value of the U.S. dollar on world currency markets, and projected near-term economic growth. During 2015 and into the first quarter of 2016, the price of oil fell by approximately 78 percent from the cyclical peak in the third quarter of 2014. From its low price in early 2016, the price of oil had risen approximately 155 percent to its recent cyclical peak early in the fourth quarter of 2018. Between this cyclical peak and early in the first quarter of 2019, the price of oil fell by approximately 28 percent. RPC believes that the increase in the price of oil between 2016 and 2018 was due to increasing global demand and a perceived moderation of global supply, and that the recent decline in the price of oil was due to a change in sentiment regarding supply and demand. The average price of natural gas increased by approximately 6.4 percent during 2018 as compared with 2017 and early in the first quarter of 2019, the price of natural gas was approximately 18 percent lower than the price at the end of 2018. RPC does not believe that the current price of natural gas is sufficient to encourage natural gas-directed drilling, and we note that many oil-directed wells produce a great deal of natural gas and natural gas liquids as well. In addition to oil and natural gas, the price of natural gas liquids plays a minor role in determining our customers’ activity levels, since it is produced in many of the shale resource plays which also produce oil, and production of various natural gas liquids has increased to a level comparable to that of natural gas. During 2018 the average price of natural gas liquids increased by approximately 15 percent compared with 2017. Early in the first quarter of 2019, the price of natural gas liquids increased by approximately 29 percent compared to the average price in 2018. During 2018, the price of oil was high enough to encourage increased drilling and production activity, but the unexpected and significant drop in the price of oil during the fourth quarter of 2018 has caused many of RPC’s customers to delay or curtail their drilling and completion plans for the near term. The fluctuations in the prices of these commodities, and in particular, the extreme volatility in the price of oil, significantly impact RPC’s financial results.

From 2001 to 2009, gas drilling rigs represented over 80 percent of the drilling rig count. In 2010, the percentage of drilling rigs drilling for natural gas began to decline, and by early in the first quarter of 2015 had fallen to approximately 18 percent of total drilling activity. In absolute terms, the natural gas drilling rig count in the third quarter of 2016 was the lowest natural gas drilling rig count ever recorded. During 2018 and early into the first quarter of 2019, the natural gas drilling rig count as a percentage of the total rig count remained steady at approximately 18 percent of total drilling. Although the demand for natural gas has remained stable, the price of natural gas has fallen in recent years due to increased domestic reserves, productivity of new wells, and high associated natural gas production from oil-directed wells. In spite of these unfavorable near-term dynamics, the long-term demand outlook for natural gas is still favorable because, unlike oil, foreign imports of natural gas do not compete with domestic production to a meaningful degree, and for several years, the United States has exported increasing volumes of natural gas to other countries. We anticipate that oil-directed drilling will continue to represent the majority of the total drilling rig count during the near term. Over the long term, we believe that natural gas-directed drilling will increase due to the lack of natural gas production from oil-directed drilling and increased natural gas demand from U.S. exports of natural gas in addition to changes in demand due to increased use of natural gas as a transportation fuel or for other purposes. We continue to believe in the long-term growth opportunities for our business due to the continued high demand for hydrocarbons generally and the growing production of oil in the domestic U.S. market in particular. Furthermore, we note that the techniques used to extract oil and natural gas in the U.S. domestic market increasingly require the types of services that RPC provides to its customers.

Unconventional wells generate a higher demand for RPC’s services because they are difficult and costly to complete. They comprise the majority of U.S. domestic drilling and during the fourth quarter of 2018 and early in the first quarter of 2019, have reached a historical high of approximately 94 percent of total drilling. Because they are drilled through a typically narrow and relatively impermeable formation such as shale, they require additional stimulation when they are completed. Also, many of these formations require high pumping rates of stimulation fluids under high pressures, which in turn require a great deal of pressure pumping horsepower on location to complete the well. Furthermore, since they are not drilled in a straight vertical direction from the Earth’s surface, they require tools and drilling mechanisms that are flexible, rather than rigid, and can be steered once they are downhole. Specifically, these types of wells require RPC’s pressure pumping and coiled tubing services, as well as our downhole tools and services.

International. RPC has historically operated in several countries outside of the United States, and international revenues accounted for five percent of RPC’s consolidated revenues in 2018, four percent in 2017 and seven percent in 2016. RPC’s allocation of growth capital over the last several years have emphasized domestic rather than international expansion because of higher domestic activity levels and expected financial returns. International revenues increased 61.9 percent in 2018 compared to the prior year primarily due to higher customer activity levels in Argentina and to a lesser extent, Mexico and Pakistan, partially offset by lower activity in Gabon. During 2018, RPC provided downhole motors and tools in Argentina, Canada, Mexico and Oman, as well as rental tools in Pakistan. We also provided snubbing services in Gabon. We continue to focus on the selected development of international opportunities in these and other markets, although we believe that it will continue to be less than ten percent of total revenues in 2019.

RPC provides services to its international customers through branch locations or wholly owned foreign subsidiaries. The international market is prone to political uncertainties, including the risk of civil unrest and conflicts. However, due to the significant investment requirement and complexity of international projects, customers’ drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing, and therefore have the potential to be more stable than most U.S. domestic operations. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent oil and gas producer in the U.S. Predicting the timing and duration of contract work is not possible. Refer to Note 13 in the Notes to Consolidated Financial Statements for further information on our international operations.

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

RPC has a revolving credit facility which can be used to fund working capital requirements. The borrowing base for this credit facility is $125 million less the amount of any outstanding letters of credit. There was no outstanding balance on this credit facility as of December 31, 2018. Our capital structure is more conservative than that of many of our peers.

Customers

Demand for RPC’s services and equipment depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies. During 2018, RPC provided oilfield services to several hundred customers. Of these customers, there was no customer in 2018 or 2017 that accounted for more than 10 percent of revenues.

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

Competition

RPC operates in highly competitive areas of the oilfield services industry. We sell our equipment and services in highly competitive markets, and the revenues and earnings generated are affected by changes in prices for our services, fluctuations in the level of customer activity in major markets, general economic conditions and governmental regulation. RPC competes with many large and small oilfield industry competitors, including the largest integrated oilfield services companies. During the oilfield downturn of 2015 and 2016, a number of smaller oilfield services companies as well as several of our publicly traded peers reduced the scope of their operations or became insolvent. During 2017, however, an improving industry environment and the positive outlook on the industry from the financial markets facilitated the formation of new companies and allowed existing companies to expand their operations. RPC believes that these expanded or newly formed companies increased competitive pressures during the near term, since they began to provide services to our existing customers at lower prices, and hired experienced personnel from more established companies such as RPC. Pricing for our services improved significantly during 2017, but began to decline during the fourth quarter of 2017 and throughout 2018. RPC believes that the principal competitive factors in the market areas that it serves are product availability and quality of our equipment and raw materials used to provide our services, service quality, reputation for safety and technical proficiency, and price.

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

RPC owns and leases regional and district facilities from which its oilfield services are provided to land-based and offshore customers. RPC’s principal executive offices in Atlanta, Georgia are leased. The Company has two primary administrative buildings, one leased facility in The Woodlands, Texas that includes the Company’s operations, engineering, sales and marketing headquarters, and one owned facility in Houma, Louisiana that includes certain administrative functions. RPC believes that its facilities are adequate for its current operations. For additional information with respect to RPC’s lease commitments, see Note 10 of the Notes to Consolidated Financial Statements.

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

At times our business has had a concentration of one or more major customers. There was no customer that accounted for more than 10 percent of the Company’s revenues in 2018, 2017 or 2016. In addition, there was no customer as of December 31, 2018 or 2017 that accounted for more than 10 percent of accounts receivable. The reliance on a large customer for a significant portion of our total revenues exposes us to the risk that the loss or reduction in revenues from this customer, which could occur unexpectedly, could have a material and disproportionate adverse impact upon our revenues and operating results.

Our business depends on capital spending by our customers, many of whom rely on outside financing to fund their operations.

Many of our customers rely on their ability to raise equity capital and debt financing from capital markets to fund their operations. Their ability to raise outside capital depends upon, among other things, the availability of capital, near-term operating prospects of oil and gas companies, current and projected prices of oil and natural gas, and relative attractiveness of competing investments for available investment capital. These factors are outside of our control, and in the event our customers cannot continue to raise outside capital to fund their operations, RPC’s financial results would be negatively impacted.

Our business depends on capital spending by our customers, many of whom rely on outside financing to fund their operations.

Many oil and gas companies do not generate sufficient operating cash flow to cover their capital expenditures. Because of this deficiency, many of our customers rely on their ability to raise equity capital and debt financing from capital markets in order to continue their operations. Their ability to raise outside capital to fund their operations depends upon, among other things, the availability of capital, near-term operating prospects of oil and gas companies, current and projected prices of oil and natural gas, and attractiveness of competing investments for available investment capital. These factors are outside of our control, and in the event that our customers cannot continue to raise outside capital to fund their operations, RPC’s financial results would be negatively impacted.

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

RPC’s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, 74 percent of RPC’s outstanding shares of common stock. As a result, these stockholders effectively control the operations of RPC, including the election of directors and approval of significant corporate transactions such as acquisitions and other matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over the Company at a premium.

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

Our business requires a great deal of capital in order to maintain our equipment and increase our fleet of equipment to expand our operations, and we have access to our credit facility to fund our necessary working capital and equipment requirements. Our credit facility, as amended July 26, 2018, provides a borrowing base of $125 million less the amount of any outstanding letters of credit, and bears interest at a floating rate, which exposes us to market risks as interest rates rise. If our existing capital resources become unavailable, inadequate or unfavorable for purposes of funding our capital requirements, we would need to raise additional funds through alternative debt or equity financings to maintain our equipment and continue our growth. Such additional financing sources may not be available when we need them, or may not be available on favorable terms. If we fund our growth through the issuance of public equity, the holdings of stockholders will be diluted. If capital generated either by cash provided by operating activities or outside financing is not available or sufficient for our needs, we may be unable to maintain our equipment, expand our fleet of equipment, or take advantage of other potentially profitable business opportunities, which could reduce our future revenues and profits.

Our operations are subject to cyber-attacks that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Our operations are increasingly dependent on digital technologies and services. We use these technologies for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Digital technologies are subject to the risk of cyber-attacks. If our systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data, as well as, interruption of our business operations, and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees and other third parties, and may result in claims against us. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

RPC owns or leases approximately 120 offices and operating facilities. The Company leases approximately 18,600 square feet of office space in Atlanta, Georgia that serves as its headquarters, a portion of which is allocated and charged to Marine Products Corporation. See “Related Party Transactions” contained in Item 7. As of December 31, 2018, the lease agreement on the headquarters is effective through October 2020. Effective January 2019, the Company signed a new lease agreement for the office space at its headquarters that has substantially similar terms as the previous lease and extends the term of the lease from October 2020 to May 2031. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities used in our operations are as follows:

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

Odessa, Texas — Operations, sales and equipment storage yards

Rock Springs, Wyoming — Operations, sales and equipment storage yards

Vernal, Utah — Operations, sales and equipment storage yards

Vilonia, Arkansas — Maintenance and rebuild facilities

Williston, North Dakota — Operations, sales and equipment storage yards

Leased Locations

Hobbs, New Mexico — Pumping services facility

Midland, Texas — Operations, sales and equipment storage yards

Montgomery, Pennsylvania — Operations, sales and administrative office

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

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	87	1/24/84

Chairman of the Board

Richard A. Hubbell (2)	74	4/22/03

President and Chief Executive Officer

Ben M. Palmer (3)	58	7/8/96

Vice President, Chief Financial Officer and Corporate Secretary

(1)	R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. Mr. Rollins has served as Chairman of the Board of RPC since the spin-off of RPC from Rollins, Inc. in 1984. He has served as Chairman of the Board of Marine Products Corporation (boat manufacturing) since it was spun off from RPC in 2001 and as Chairman of the Board of Rollins, Inc. since October 1991. He is also a director of Dover Downs Gaming and Entertainment, Inc. and Dover Motorsports, Inc.

(2)	Richard A. Hubbell has been the President of RPC since 1987 and Chief Executive Officer since 2003. He has also been the President and Chief Executive Officer of Marine Products Corporation since it was spun off from RPC in 2001. Mr. Hubbell serves on the Board of Directors of both of these companies.

(3)	Ben M. Palmer has been the Vice President and Chief Financial Officer of RPC since 1996. He has also been the Vice President and Chief Financial Officer of Marine Products Corporation since it was spun off from RPC in 2001. He assumed the responsibilities as Corporate Secretary of RPC and Marine Products Corporation in July 2017.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES. As of February 15, 2019 there were 215,210,657 shares of common stock outstanding and approximately 24,000 beneficial holders of our common stock.

Issuer Purchases of Equity Securities

Shares repurchased by the Company and affiliated purchases in the fourth quarter of 2018 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2018 to October 31, 2018	778	(1) (2)	$14.51	300	9,072,553

November 1, 2018 to November 30, 2018	100,000	(1)	13.67	100,000	8,972,553

December 1, 2018 to December 31, 2018	129,010	(1) (2)	11.34	128,784	8,843,769
Totals	229,788		$12.36	229,084	8,843,769

(1)	The Company has a stock buyback program initially adopted in 1998 and subsequently amended in 2013 and 2018 that authorizes the repurchase of up to 41,578,125 shares. On February 12, 2018, the Board of Directors increased the number of shares authorized for repurchase by 10,000,000 shares. There were 229,084 shares repurchased as part of this program during the fourth quarter of 2018. As of December 31, 2018, there are 8,843,769 shares available to be repurchased under the current authorization. Currently the program does not have a predetermined expiration date.
(2)	Shares purchased by the Company in addition to those purchased as part of publicly announced plans or programs, represent shares repurchased in connection with taxes related to the vesting of certain restricted shares.

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

The Company was a component of the Russell 1000 during 2018. The Russell 1000 is a stock index representing large capitalization U.S. stocks with high historical growth in revenues and earnings. The components of the index had a weighted average market capitalization in 2018 of $193 billion, and a median market capitalization of $9.9 billion. The Russell 1000 was chosen because it represents companies with comparable market capitalizations to the Company, and because the Company is a component of the index. The OSX is a stock index of 15 companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services. The Company is not a component of the OSX, but this index was chosen because it represents a large group of companies that provide the same or similar equipment and services as the Company. The companies included in the Peer Group are Weatherford International, Inc., Superior Energy Services, Inc., Patterson-UTI Energy, Inc., and Halliburton Company. The companies included in the Peer Group have been weighted according to each respective issuer's stock market capitalization at the beginning of each year.

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

Statements of Operations Data:

Years Ended December 31,	2018	2017	2016	2015	2014
	(in thousands, except employee and per share amounts)
Revenues	$1,721,005	$1,595,227	$728,974	$1,263,840	$2,337,413
Cost of revenues	1,183,048	1,050,809	607,888	986,144	1,493,082
Selling, general and administrative expenses	168,151	159,194	150,690	156,579	197,117
Depreciation and amortization	163,120	163,537	217,258	270,977	230,813
(Gain) loss on disposition of assets, net	(3,344)	(4,530)	(7,920)	6,417	15,472
Operating profit (loss)	210,030	226,217	(238,942)	(156,277)	400,929
Interest expense	(489)	(426)	(681)	(2,032)	(1,431)
Interest income	2,426	1,494	467	83	19
Other income (expense), net	9,313	5,531	(204)	5,185	(131)
Income (loss) before income taxes	221,280	232,816	(239,360)	(153,041)	399,386
Income tax provision (benefit) (1)	45,878	70,305	(98,114)	(53,480)	154,193
Net income (loss) (1)	$175,402	$162,511	$(141,246)	$(99,561)	$245,193
Earnings (loss) per share : (1)
Basic	$0.82	$0.75	$(0.66)	$(0.47)	$1.14
Diluted	$0.82	$0.75	$(0.66)	$(0.47)	$1.14
Dividends paid per share	$0.47	$0.200	$0.050	$0.155	$0.420

Other Data:
Operating profit (loss) margin percent	12.2%	14.2%	(32.8)%	(12.4)%	17.2%
Net cash provided by operating activities	$389,009	$133,704	$101,704	$473,792	$322,757
Net cash used for investing activities	(219,727)	(104,386)	(21,339)	(157,583)	(355,349)
Net cash (used for) provided by financing activities	(144,070)	(70,103)	(13,726)	(260,785)	33,664
Capital expenditures	$242,610	$117,509	$33,938	$167,426	$371,502
Employees at end of period	3,600	3,500	2,500	3,100	4,500

Balance Sheet Data at Year End:
Accounts receivable, net	$323,533	$377,853	$169,166	$232,187	$634,730
Working capital	475,701	494,775	377,589	384,744	612,616
Property, plant and equipment, net	517,982	443,928	497,986	688,335	849,383
Total assets	1,199,580	1,147,224	1,035,452	1,237,094	1,759,358
Long-term debt	—	—	—	—	224,500
Total stockholders’ equity	$950,419	$911,697	$806,799	$952,281	$1,078,382

(1)	The indicated data for 2017 includes the impact of a net discrete tax benefit of $19.3 million, or $0.09 per share, recorded as a result of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017.

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

Our key business and financial strategies are:

-	To focus our management resources on and invest our capital in equipment and geographic markets that we believe will earn high returns on capital.

-	To maintain a flexible cost structure that can respond quickly to volatile industry conditions and business activity levels.

-	To maintain an efficient, low-cost capital structure which includes an appropriate use of debt financing.

-	To optimize asset utilization with the goal of increasing revenues and generating leverage of direct and overhead costs, balanced against increasingly high maintenance requirements and low financial returns experienced during times of low customer pricing for our services.

-	To deliver product and services to our customers safely.

-	To secure adequate sources of supplies of certain high-demand raw materials used in our operations, both in order to conduct our operations and to enhance our competitive position.

-	To maintain and selectively increase market share.

-	To maximize stockholder return by optimizing the balance between cash invested in the Company's productive assets, the payment of dividends to stockholders, and the repurchase of our common stock on the open market.

-	To align the interests of our management and stockholders.

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

Current industry conditions are characterized by oil prices which have fallen from a cyclical peak of $75 per barrel in the fourth quarter of 2018 to $54 per barrel in the first quarter of 2019. In spite of this significant decrease in the price of oil, the U.S. domestic rig count and well completion counts have not fallen significantly during the fourth quarter of 2018 and into the first quarter of 2019. However, many of our customers indicate that they are curtailing or delaying their drilling and completion plans early in 2019, and we believe that this will have a negative impact on RPC’s revenues and earnings during the near term. One catalyst for the recent decrease in the price of oil relates to global supply and demand for the commodity. Early in 2019, a potential slowdown in economic growth is perceived to be a catalyst for lower oil prices, a factor which is exacerbated by continued growth in oil production, particularly in the United States. RPC believes that oil production in the United States has also become an increasingly important determinant of global oil prices, because the United States grew to be the world’s largest producer of oil during the second quarter of 2016. Following its recent peak, U.S. oil production fell by 25 percent as of the third quarter of 2017. Since that time, however, improving drilling and completion activity have caused U.S. domestic oil production to rise, and as of the most recent monthly reported statistics, current U.S. oil production has increased to a level that is 42 percent higher than the cyclical low production recorded during the third quarter of 2016. During the fourth quarter of 2018, U.S. oil production rose to its highest level on record. We believe that record U.S. oil production is a catalyst for lower oil prices during the near term. Customer activities directed towards natural gas drilling and production have been weak for several years, with the U.S. domestic natural gas rig count during the first quarter of 2017 falling to the lowest level ever recorded. The U.S. domestic natural gas rig count has increased from this historic low but is still low by historical standards. We believe that customer activities directed towards drilling for natural gas has been weak because of the high production of shale-directed natural gas wells, the high amount of natural gas production associated with oil-directed shale wells in the U.S. domestic market, and relatively constant consumption of natural gas in the United States. We believe that these factors will continue to depress natural gas-directed drilling during the near term. From a low of $1.72 per Mcf during the second quarter of 2017, the price of natural gas had risen to $2.65 per Mcf early in the first quarter of 2019. We believe that the price of natural gas remains too low to encourage our customers to conduct exploration and production activities directed exclusively towards natural gas.

In 2018, the Company’s strategy of utilizing equipment in unconventional basins has continued. During 2018, we made capital expenditures totaling $242.6 million primarily for new revenue-producing equipment and capitalized maintenance of our existing equipment.

Revenues during 2018 totaled $1.7 billion, an increase of 7.9 percent compared to 2017 primarily as a result of higher activity levels and improved pricing for certain service lines. Cost of revenues increased $132.2 million in 2018 compared to the prior year due to higher employment costs, maintenance and repairs expenses and other costs, all of which were driven by higher activity levels. As a percentage of revenues, cost of revenues increased to 68.7 percent in 2018 compared to 65.9 percent in 2017.

Selling, general and administrative expenses as a percentage of revenues decreased slightly to 9.8 percent in 2018 compared to 10.0 percent in 2017 due to the leverage of higher revenues over primarily fixed expenses.

Income before income taxes was $221.3 million for 2018 compared to $232.8 million in 2017. Net income for 2018 was $175.4 million, or $0.82 earnings per share compared to $162.5 million, or $0.75 earnings per share in 2017. Net income in 2018 and 2017 reflect the lower income rates as a result of the Tax Cuts and Jobs Act. Additionally, net income in 2017 includes a discrete tax benefit of $19.3 million, or $0.09 per share, related to the implementation of the Tax Cuts and Jobs Act enacted in 2017.

Cash flows from operating activities increased to $389.0 million in 2018 compared to $133.7 million in 2017 primarily due to higher earnings coupled with favorable changes in working capital. As of December 31, 2018, there were no outstanding borrowings under our credit facility.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and the second quarter of 2016, the drilling rig count fell by 79 percent. During the second quarter of 2016, the U.S. domestic drilling rig count reached the lowest level ever recorded. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil began to fall at that time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. During the second quarter of 2016, the price of oil and the U.S. domestic rig count began to increase, and increased steadily throughout the remainder of 2016, throughout 2017 and 2018. Early in 2019, the U.S. domestic rig count had fallen by approximately three percent compared with the end of 2018. RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions in the U.S. domestic market fell from 21,355 in 2014 to 8,060 in 2016. Annual well completions increased by approximately 40 percent to 11,277 in 2017, and by approximately 31 percent to 14,756 during 2018. RPC believes that U.S. oilfield well completion activity will remain at its current level or decline during the near term.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. During the first two quarters of 2016, the prices of oil and natural gas remained at low levels that discouraged our customers from undertaking most of their potential exploration and production activities. The prices of oil and natural gas increased during the third and fourth quarters of 2016, throughout 2017 and continued during the first three quarters of 2018. The price of natural gas continued to rise during the fourth quarter of 2018 and into the first quarter of 2019, due to low natural gas storage levels, cold weather and increasing demand for natural gas exports. In spite of the recent increase in the price of natural gas, we do not believe that it has risen to a level that encourages our customers to increase their natural gas directed drilling and production activities. By contrast, the price of oil began to fall significantly during the fourth quarter of 2018, and at the end of the quarter, was approximately 38 percent lower than at the end of the third quarter of 2018. Early in the first quarter of 2019, the price of oil had risen by approximately 19 percent when compared with the end of the fourth quarter of 2018. The average price of natural gas liquids in 2018 increased by 14.7 percent compared to the average price for the full year 2017. The price of oil early in the first quarter of 2019 carries negative implications for RPC’s near-term activity levels.

The majority of the U.S. domestic rig count remains directed towards oil. At the beginning of the first quarter of 2019, approximately 81 percent of the U.S. domestic rig count was directed towards oil, consistent with the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.

We continue to monitor the market for our services and the competitive environment. The U.S. domestic rig count has increased sharply since the historical low recorded during the second quarter of 2016, though there are indications early in 2019 that the rig count will decline during the near term. The fact that drilling and completion activities continue to be highly service-intensive and require a large amount of equipment and raw materials carries favorable implications for our activity levels. Furthermore, we note that some wells in the U.S. domestic market have been drilled but not completed. At the end of 2018, the number of wells in this category had increased by approximately 15 percent since the beginning of the year. We believe that operators will complete many of these wells in the near term, and that they may provide potential revenue for RPC’s completion-directed services. During 2018, we noted that oilfield completion crews and equipment were providing services with increasing efficiency, and we believe that this higher efficiency has caused the market for several oilfield completion services, including pressure pumping, to become oversupplied. We believe that this development carries negative consequences for pricing of our services, utilization of our equipment and our financial results during the near term.

Activity levels and pricing for oilfield services reached a level during 2018 that allowed the industry to maintain its equipment and encouraged oilfield service providers to expand their fleets of revenue-producing equipment and hire additional personnel. The prospect of improved financial returns also provided access to the capital markets and allowed previously insolvent service companies to resume operations and add equipment. As a result, competition increased during 2018. Increased competition and improved service efficiency, coupled with the significant decline in oil prices during the fourth quarter of 2018, have become catalysts for lower pricing and activity levels early in 2019. RPC expanded the size of its fleet of revenue-producing equipment modestly during 2018 and has placed orders for a small amount of new equipment to be delivered in 2019. The equipment we placed in service in 2018 and the new equipment we have ordered in 2019 is more powerful and efficient than earlier generations of oilfield service equipment, and we believe that it will produce acceptable financial returns when placed in service. Our consistent response to the near-term potential of lower activity levels and pricing is to undertake moderate fleet expansions which will allow us to maintain a strong balance sheet, even if near-term pricing and activity levels generated by such new equipment are modest.

The negative implications for RPC’s near-term activity levels from low oil prices and increased competition are partially offset by improved availability and lower cost for some of the critical raw materials used in providing RPC’s services. In addition, lower activity levels reduce the cost, and increase the availability of, skilled labor. These factors may reduce the cost of providing RPC’s services and reduce logistical constraints.

Results of Operations

Years Ended December 31,	2018	2017	2016
(in thousands except per share amounts and industry data)

Consolidated revenues	$1,721,005	$1,595,227	$728,974
Revenues by business segment:
Technical	$1,647,213	$1,538,351	$679,654
Support	73,792	56,876	49,320

Consolidated operating profit (loss)	$210,030	$226,217	$(238,942)
Operating profit (loss) by business segment:
Technical	$216,703	$251,476	$(203,804)
Support	4,612	(12,228)	(26,021)
Corporate expenses	(14,629)	(17,561)	(17,037)
Gain on disposition of assets, net	3,344	4,530	7,920

Net income (loss) (1)	$175,402	$162,511	$(141,246)
Earnings (loss) per share — diluted (1)	$0.82	$0.75	$(0.66)
Percentage of cost of revenues to revenues	69%	66%	83%
Percentage of selling, general and administrative expenses to revenues	10%	10%	21%
Percentage of depreciation and amortization expenses to revenues	10%	10%	30%
Effective income tax rate (1)	20.7%	30.2%	41.0%
Average U.S. domestic rig count	1,032	877	509
Average natural gas price (per thousand cubic feet (mcf))	$3.18	$2.99	$2.52
Average oil price (per barrel)	$65.02	$50.84	$43.49

(1)	The indicated data for 2017 includes the impact of a net discrete tax benefit of $19.3 million, or $0.09 per share, recorded as a result of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues. Revenues in 2018 increased $125.8 million or 7.9 percent compared to 2017. The Technical Services segment revenues in 2018 increased $108.9 million or 7.1 percent compared to the prior year. The increase is due primarily to higher activity levels and improved pricing in a few of our services lines as compared to the prior year. The Support Services segment revenues in 2018 increased $16.9 million or 29.7 percent compared to 2017 due primarily to improved activity levels and pricing in the rental tool service line, which is the largest service line within this segment. Technical Services reported an operating profit of $216.7 million during 2018 compared to $251.5 million in the prior year, while Support Services reported an operating income of $4.6 million in 2018 compared to an operating loss of $12.2 million in the prior year. The average price of oil increased 27.9 percent while the average price of natural gas increased 6.4 percent during 2018 compared to the prior year. The average domestic rig count during 2018 was 17.7 percent higher than 2017. International revenues, which increased from $55.9 million in 2017 to $90.4 million in 2018, were five percent of consolidated revenues in 2018 compared to four percent of consolidated revenues in 2017. International revenues increased primarily due to higher customer activity levels in Argentina and to a lesser extent, Mexico and Pakistan in 2018, partially offset by lower activity in Gabon compared to the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of revenues. Cost of revenues in 2018 was $1.2 billion compared to $1.1 billion in 2017, an increase of $132.2 million or 12.6 percent due to higher employment costs, maintenance and repair expenses and other costs, all of which were driven by higher activity levels. As a percentage of revenues, cost of revenues increased to 68.7 percent in 2018 compared to 65.9 percent in 2017.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 5.6 percent to $168.2 million in 2018 compared to $159.2 million in 2017. These expenses increased due to higher salaries and wages expense consistent with higher activity levels as well as an increase in information technology costs. Selling, general and administrative expenses as a percentage of revenues decreased slightly to 9.8 percent of revenues in 2018 compared to 10.0 percent of revenues in 2017 due to the leverage of higher revenues over primarily fixed expenses.

Depreciation and amortization. Depreciation and amortization were $163.1 million in 2018, a decrease of $0.4 million, compared to $163.5 million in 2017 due to lower capital expenditures in the prior year. As a percentage of revenues, depreciation and amortization decreased in 2018 compared to 2017 primarily due to higher revenues.

Gain on disposition of assets, net. Gain on disposition of assets, net was $3.3 million in 2018 compared to $4.5 million in 2017. The decrease is due to the sale of operating equipment related to its oilfield pipe inspection service line during the second quarter of 2017 that did not recur in the current period. The gain on disposition of assets, net is generally comprised of gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income (expense), net. Other income, net was $9.3 million in 2018 compared to of $5.5 million in 2017. Other income recorded in 2018 includes property insurance proceeds totaling $9.6 million. Income recorded in 2017 included a favorable settlement of $2.0 million associated with the resolution of a sales tax matter, as well as a property insurance proceeds of $1.9 million.

Interest expense and interest income. Interest expense increased to $0.5 million in 2018 compared to $0.4 million in 2017. Interest expense in 2018 and 2017 principally consists of fees on the unused portion of the credit facility. Interest income increased to $2.4 million in 2018 compared to $1.5 thousand in 2017 due to higher investable cash balances.

Income tax provision (benefit). The income tax provision was $45.9 million in 2018 compared to $70.3 million in 2017. The effective tax rate was 20.7 percent in 2018 compared to 30.2 percent in 2017. The decrease in the income tax provision for 2018 primarily reflects the decrease in Federal income tax rates from 35 percent to 21 percent as enacted by the 2017 Tax Cuts and Jobs Act.

Net income and diluted earnings per share. Net income was $175.4 million in 2018, or $0.82 earnings per diluted share, compared to $162.5 million in 2017, or $0.75 earnings per diluted share. This improvement in earnings per share was due to higher net income as average shares outstanding was essentially unchanged.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues. Revenues in 2017 increased $866.3 million or 118.8 percent compared to 2016. The Technical Services segment revenues in 2017 increased $858.7 million or 126.3 percent compared to the prior year. The increase was due primarily to improved pricing, higher service intensity and activity levels and a larger active fleet of revenue-producing equipment as compared to prior year, particularly within our pressure pumping service. The Support Services segment revenues in 2017 increased $7.6 million or 15.3 percent compared to 2016 due primarily to improved activity levels and pricing in the rental tool service line, which is the largest service line within this segment. Technical Services reported an operating profit during 2017 compared to an operating loss in the prior year, while Support Services reported a smaller operating loss in 2017 compared to the prior year. The average price of oil increased 16.9 percent while the average price of natural gas increased 18.8 percent during 2017 compared to the prior year. The average domestic rig count during 2017 was 72.2 percent higher than 2016. International revenues, which increased from $51.2 million in 2016 to $55.8 million in 2017, were three percent of consolidated revenues in 2017 compared to seven percent of consolidated revenues in 2016. International revenues increased primarily due to higher customer activity levels in Canada and Argentina in 2017, partially offset by lower activity in Gabon and Bolivia compared to the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

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

Other income (expense), net. Other income, net was $5.5 million in 2017 compared to other expense, net of $204 thousand in 2016. Income recorded in 2017 includes a favorable settlement of $2.0 million associated with the resolution of a sales tax matter, as well as a property insurance recovery of $1.9 million.

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

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $116.3 million as of December 31, 2018, $91.1 million as of December 31, 2017 and $131.8 million as of December 31, 2016.

The following table sets forth the historical cash flows for the years ended December 31:

	(in thousands)
	2018	2017	2016
Net cash provided by operating activities	$389,009	$133,704	$101,704
Net cash used for investing activities	(219,727)	(104,386)	(21,339)
Net cash used for financing activities	(144,070)	(70,103)	(13,726)

2018

Cash provided by operating activities in 2018 increased by $255.3 million compared to the prior year. This increase is due primarily to an increase in net income of $12.9 million, net favorable changes in working capital of $196.7 million and the deferred income tax provision of $64.0 million partially offset by gains due to an insurance recovery and a benefit plan financing arrangement. The net favorable change in working capital is primarily due to favorable changes of $262.6 million in accounts receivable due to lower activity levels and revenues in the third and fourth quarters 2018, $4.3 million in accrued expenses and $6.1 million in prepaid expenses/ other current assets. These favorable changes were partially offset by unfavorable working capital changes of $9.3 million in net income taxes receivable/ payable, $9.4 million in inventories, $36.9 million in accounts payable, $11.1 million in accrued state and local taxes and $9.2 million in accrued payroll and related expenses.

Cash used for investing activities in 2018 increased by $115.3 million, compared to 2017, primarily because of higher capital expenditures partially offset by property insurance proceeds.

Cash used for financing activities in 2018 increased by $74.0 million primarily as a result of primarily as a result of increased cash dividends to common stockholders coupled with the higher cost of repurchases of the Company’s shares on the open market and for taxes related to the vesting of restricted shares.

2017

Cash provided by operating activities in 2017 increased by $32.0 million compared to the prior year. This increase is due primarily to an increase in net income of $303.8 million, and an increase in other long-term liabilities of $15.6 million primarily related to the favorable resolution of an income tax matter in 2016. These changes were partially offset by net unfavorable changes in working capital of $234.7 million coupled with a decrease in depreciation and amortization expenses of $54.5 million. The net unfavorable change in working capital was primarily due to unfavorable changes of $273.4 million in accounts receivable and $26.6 million in inventories due to higher business activity levels, $5.7 million in prepaid expenses and other current assets, and $10.4 million in accrued expenses due to the timing of services performed. This unfavorable change was partially offset by favorable changes in working capital of $35.4 million in accounts payable, $23.3 million in income taxes receivable/ payable, net and $15.9 million in accrued payroll and related expenses consistent with higher business activity levels coupled with the timing of payments and receipts of tax refunds.

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

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2018 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $125 million revolving credit facility that matures in July 2023. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On July 26, 2018, the Company amended the revolving credit facility to, among other matters, (1) replace the existing minimum tangible net worth covenant, as well as, (2) extend the maturity date of the revolving credit facility to July 26, 2023, (3) eliminate any borrowing base limitations on revolving loans when certain criteria exist, (4) reduce the commitment fees payable by RPC and (5) reduce the letter of credit sublimit from $50 million to $35 million. As of December 30, 2018, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.5 million; therefore, a total of $105.5 million of the facility was available. For additional information with respect to RPC’s facility, see Note 7 of the Notes to Consolidated Financial Statements included in this report.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position, including the expected amount of cash to be provided by operations and access to borrowings under our facility. We believe our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels. In addition, the Company's decisions about the amount of cash to be used for investing and financing activities may also be influenced by the financial covenants in our credit facility but we do not expect the covenants to restrict our planned activities. The Company is in compliance with these financial covenants.

Cash Requirements

Capital expenditures were $242.6 million in 2018, and we currently expect capital expenditures to be approximately $289 million in 2019. We expect that a majority of these expenditures in 2019 will be directed towards new revenue-producing equipment and capitalized maintenance of our existing equipment. The actual amount of capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During 2018, the Company contributed $5.0 million to the pension plan and although not required, Company management will evaluate contributing to the pension plan during 2019.

The Company has a stock buyback program, initially adopted in 1998 and subsequently amended in 2013 and 2018, that authorizes the repurchase of up to 41,578,125 shares. On February 12, 2018, the Board of Directors increased the number of shares authorized for repurchase by 10 million shares. There were 2,131,496 shares purchased on the open market by the Company during 2018, and 8,843,769 shares remain available to be repurchased under the current authorization as of December 31, 2018. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On January 22, 2019, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share payable March 11, 2019 to common stockholders of record at the close of business on February 11, 2019. Subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors, the Company expects to continue to pay regular quarterly cash dividends to common stockholders.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company’s significant contractual obligations as of December 31, 2018:

Contractual Obligations	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Interest on long-term debt obligations	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating leases (1)	44,945	11,819	18,409	8,547	6,170
Purchase obligations (2)	72,805	72,805	—	—	—
Other long-term liabilities (3)	8,071	7,180	891	—	—
Total contractual obligations	$125,821	$91,804	$19,300	$8,547	$6,170

(1)	Operating leases include agreements for various office locations, office equipment, and certain operating equipment.
(2)	Includes agreements to purchase raw materials, goods or services that have been approved and that specify all significant terms (pricing, quantity, and timing). As part of the normal course of business the Company occasionally enters into purchase commitments to manage its various operating needs.
(3)	Includes expected cash payments for long-term liabilities reflected on the balance sheet where the timing of the payments is known. These amounts include incentive compensation. These amounts exclude pension obligations with uncertain funding requirements and deferred compensation liabilities.

Fair Value Measurements

The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued using significant observable inputs in addition to quoted market prices are classified as Level 2. The Company currently has no assets or liabilities measured on a recurring basis that are valued using unobservable inputs and therefore no assets or liabilities measured on a recurring basis are classified as Level 3. For defined benefit plan and Supplemental Executive Retirement Plan (“SERP”) investments measured at net asset value, the values are computed using inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data or on net asset values calculated by the fund when not publicly available.

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. In addition, activity increases can cause increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. Since oilfield activity began to increase in the second quarter of 2016, the Company has experienced upward pressure on the price of labor due to the shortage of skilled employees as well as occasional increases in the prices of certain raw materials used in providing our services. During 2018, however, prices for the raw material comprising the Company’s single largest raw material purchase began to decline due to increased sources of supply of the material, particularly in geographic markets located close to the largest U.S. oil and gas basin. In addition, labor cost pressures during the fourth quarter of 2018 began to abate due to lower oilfield activity.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $873,000 in 2018, $849,000 in 2017, and $739,000 in 2016. The Company’s receivable due from Marine Products for these services was $28,000 as of December 31, 2018 and $47,000 as of December 31, 2017. Many of the Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business equipment or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1,467,000 in 2018, $1,372,000 in 2017 and $890,000 in 2016.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $101,000 in 2018, $104,000 in 2017 and $111,000 in 2016.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is a party to an operating lease agreement with 255 RC, LLC for a period of five years. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $199,000 in 2018 and $197,000 in 2017 and 2016 for the corporate aircraft. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2018, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

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

Allowance for doubtful accounts — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. Recoveries were insignificant in 2018, 2017 and 2016. We record specific provisions when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to a customer changes, our estimate of the realizability of the receivable would be further adjusted, either upward or downward.

The estimated allowance for doubtful accounts is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region. In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables which we adjust periodically based on management judgment and the economic strength of our customers. The net provisions for doubtful accounts as a percentage of revenues ranged from 0.03 percent to 0.8 percent over the last three years. Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2018 would have resulted in a change of $1.9 million to the allowance for doubtful accounts and a corresponding change to selling, general and administrative expenses.

Income taxes — The effective income tax rates were 20.7 percent in 2018, 30.2 percent in 2017 and 41.0 percent in 2016. Our effective tax rates vary due to changes in estimates of our future taxable income or losses, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments. As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis. The effective tax rate for 2018 reflects the change in Federal income tax rates from 35 percent to 21 percent, as required by the Tax Cuts and Jobs Act (TCJA), as well as other beneficial adjustments.

The Company establishes a valuation allowance against the carrying value of deferred tax assets when it is determined that it is more likely than not that the asset will not be realized through future taxable income. Such amounts are charged to earnings in the period the determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the applicable portion of the previously provided valuation allowance is reversed. The Company considers future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies in determining the need for a valuation allowance.

The Company calculates the current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions. Deferred tax liabilities and assets are determined based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the year the differences are expected to reverse. In 2017, the Company revalued its deferred tax assets and liabilities to reflect the change in Federal income tax rates, as required by the TCJA. All deferred tax assets and liabilities from December 31, 2017 forward reflect the changed rate.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates.

Insurance expenses —The Company self-insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability. The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims. The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims. As of December 31, 2018, the Company estimates the range of exposure to be from $15.9 million to $20.8 million. The Company has recorded liabilities at December 31, 2018 of $18.3 million which represents management’s best estimate of probable loss.

Depreciable life of assets — RPC’s net property, plant and equipment at December 31, 2018 was $518.0 million representing 43.2 percent of the Company’s consolidated assets. Depreciation and amortization expenses for the year ended December 31, 2018 were $163.1 million. Management judgment is required in the determination of the estimated useful lives used to calculate the annual and accumulated depreciation and amortization expense.

Property, plant and equipment are reported at cost less accumulated depreciation and amortization, which is provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors including historical experience with similar assets. Assets are monitored to ensure changes in asset lives are identified and prospective depreciation and amortization expense is adjusted accordingly. We did not make any changes to the estimated lives of assets resulting in a material impact in 2018 or 2017.

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

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment advisor. Differences between the expected long-term return on plan assets and the actual return are amortized over future years. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. The Company’s assumption for the expected return on plan assets was seven percent for 2018, 2017 and 2016.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plan are forecasted and then compared to a portfolio of investment grade corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. A lower discount rate increases the present value of benefit obligations. The discount rate was 4.65 percent as of December 31, 2018 compared to 4.00 percent as of December 31, 2017 and 4.45 percent in 2016.

As set forth in Note 11 to the Company’s financial statements, included among the asset categories for the Plan’s investments are real estate and alternative/ opportunistic/ special fund investments comprised of real estate funds and private equity funds. These investments are measured at net asset value and are valued using significant non-observable inputs which do not have a readily determinable fair value. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

As of December 31, 2018, the defined benefit plan was under-funded and the recorded change within accumulated other comprehensive loss decreased stockholders’ equity by $2.0 million after tax. Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in a pre-tax increase or decrease of $1.1 million to the net loss related to pension reflected in accumulated other comprehensive loss.

The Company recognized pre-tax pension (income) expense of $(0.2) million in 2018, $0.4 million in 2017 and $0.7 million in 2016. Based on the under-funded status of the defined benefit plan as of December 31, 2018, the Company expects to recognize pension expense of $261 thousand in 2019. Holding all other factors constant, a change in the expected long-term rate of return on plan assets by 0.50 percentage points would result in an increase or decrease in pension expense of $185 thousand in 2019. Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an increase or decrease in pension expense of $10 thousand in 2019.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Standards:

Accounting Standards Update (ASU) No. 2014-09, Revenue from Contacts with Customers (Topic 606): On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) for all contracts using the modified retrospective method, with no cumulative-effect adjustment to retained earnings upon adoption since most of the Company’s services are primarily short-term in nature and the pattern of transfer under ASC 605 is consistent with the pattern of transfer when evaluated under ASC 606. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The adoption of the new revenue standard did not have a material impact on our consolidated financial statements. See Note 2 for expanded disclosures.

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

Leases (Topic 842). Under this guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to certain adjustments, including initial direct costs and lessor provided incentives. The Company adopted the standard on January 1, 2019 using the optional transition method and the cumulative-effect adjustment to the opening balance of retained earnings was not material. All of the Company’s leases are currently classified as operating leases and the Company expects to record approximately $47 million in right-of-use assets and lease liabilities from operating leases.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its revolving credit facility. As of December 31, 2018, there are no outstanding interest-bearing advances on our credit facility which bear interest at a floating rate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2018 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2018.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2018, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 33.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Vice President, Chief Financial Officer and Corporate Secretary

Atlanta, Georgia

February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements.

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

February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of RPC, Inc.(a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule under Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2019 expressed an unqualified opinion.

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

February 28, 2019

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

December 31,	2018	2017
ASSETS
Cash and cash equivalents	$116,262	$91,050
Accounts receivable, net	323,533	377,853
Inventories	130,083	114,866
Income taxes receivable	35,832	40,243
Prepaid expenses	9,766	8,992
Other current assets	3,462	7,131
Current assets	618,938	640,135
Property, plant and equipment, net	517,982	443,928
Goodwill	32,150	32,150
Other assets	30,510	31,011
Total assets	$1,199,580	$1,147,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$103,401	$103,462
Accrued payroll and related expenses	25,715	23,577
Accrued insurance expenses	6,183	5,299
Accrued state, local and other taxes	3,081	8,655
Income taxes payable	4,706	3,224
Other accrued expenses	151	1,143
Current liabilities	143,237	145,360
Long-term accrued insurance expenses	12,072	10,376
Long-term pension liabilities	29,638	35,635
Deferred income taxes	60,375	39,437
Other long-term liabilities	3,839	4,719
Total liabilities	249,161	235,527
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 214,543,511 and 216,543,552 shares issued and outstanding in 2018 and 2017, respectively	21,454	21,654
Capital in excess of par value	—	—
Retained earnings	947,711	906,745
Accumulated other comprehensive loss	(18,746)	(16,702)
Total stockholders’ equity	950,419	911,697
Total liabilities and stockholders’ equity	$1,199,580	$1,147,224

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2018	2017	2016
REVENUES	$1,721,005	$1,595,227	$728,974
COSTS AND EXPENSES:
Cost of revenues (exclusive of items shown separately below)	1,183,048	1,050,809	607,888
Selling, general and administrative expenses	168,151	159,194	150,690
Depreciation and amortization	163,120	163,537	217,258
Gain on disposition of assets, net	(3,344)	(4,530)	(7,920)
Operating profit (loss)	210,030	226,217	(238,942)
Interest expense	(489)	(426)	(681)
Interest income	2,426	1,494	467
Other income (expense), net	9,313	5,531	(204)
Income (loss) before income taxes	221,280	232,816	(239,360)
Income tax provision (benefit)	45,878	70,305	(98,114)
Net income (loss)	$175,402	$162,511	$(141,246)
EARNINGS (LOSS) PER SHARE
Basic	$0.82	$0.75	$(0.66)
Diluted	$0.82	$0.75	$(0.66)
Dividends paid per share	$0.47	$0.20	$0.05

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2018	2017	2016
NET INCOME (LOSS)	$175,402	$162,511	$(141,246)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES:
Pension adjustment	(1,408)	1,033	(788)
Foreign currency translation	(621)	391	652
Unrealized (loss) gain on securities, net reclassification adjustments	—	(24)	3
COMPREHENSIVE INCOME (LOSS)	$173,373	$163,911	$(141,379)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
RPC, INC. AND SUBSIDIARIES

(in thousands)

					Accumulated
			Capital in		Other
Three Years Ended	Common Stock		Excess of	Retained	Comprehensive
December 31, 2018	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2015	216,991	$21,699	$—	$948,551	$(17,969)	$952,281
Stock issued for stock incentive plans, net	796	80	9,508	—	—	9,588
Stock purchased and retired	(298)	(30)	(9,935)	6,708	—	(3,257)
Net loss	—	—	—	(141,246)	—	(141,246)
Pension adjustment, net of taxes	—	—	—	—	(788)	(788)
Foreign currency translation	—	—	—	—	652	652
Unrealized gain on securities, net of taxes and reclassification adjustment	—	—	—	—	3	3
Dividends declared	—	—	—	(10,861)	—	(10,861)
Excess tax benefits for share-based payments	—	—	427	—	—	427
Balance, December 31, 2016	217,489	21,749	—	803,152	(18,102)	806,799
Stock issued for stock incentive plans, net	420	42	11,048	—	—	11,090
Stock purchased and retired	(1,365)	(137)	(11,048)	(15,599)	—	(26,784)
Net income	—	—	—	162,511	—	162,511
Pension adjustment, net of taxes	—	—	—	—	1,033	1,033
Foreign currency translation	—	—	—	—	391	391
Unrealized loss on securities, net of taxes and reclassification adjustment	—	—	—	—	(24)	(24)
Dividends declared	—	—	—	(43,319)	—	(43,319)
Balance, December 31, 2017	216,544	21,654	—	906,745	(16,702)	911,697
Adoption of accounting standard (Note 1)	—	—	—	15	(15)	—
Stock issued for stock incentive plans, net	367	37	9,382	—	—	9,419
Stock purchased and retired	(2,367)	(237)	(9,382)	(33,382)	—	(43,001)
Net income	—	—	—	175,402	—	175,402
Pension adjustment, net of taxes	—	—	—	—	(1,408)	(1,408)
Foreign currency translation	—	—	—	—	(621)	(621)
Dividends declared	—	—	—	(101,069)	—	(101,069)
Balance, December 31, 2018	214,544	$21,454	$—	$947,711	$(18,746)	$950,419

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RPC, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2018	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$175,402	$162,511	$(141,246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	166,789	166,558	221,038
Stock-based compensation expense	9,419	11,090	10,218
Gain on disposition of assets, net	(3,344)	(4,530)	(7,920)
Gain due to insurance recovery	(9,646)	—	—
Gain due to benefit plan financing arrangement	(1,020)	—	—
Deferred income tax provision (benefit)	21,395	(42,609)	(34,209)
Excess tax benefits for share-based payments	—	—	(427)
(Increase) decrease in assets:
Accounts receivable	53,982	(208,642)	64,715
Income taxes receivable	4,410	16,931	(5,355)
Inventories	(15,660)	(6,275)	20,294
Prepaid expenses	(778)	(2,272)	2,244
Other current assets	3,375	(1,222)	2
Other non-current assets	1,494	(4,779)	(1,851)
Increase (decrease) in liabilities:
Accounts payable	(7,754)	29,176	(6,250)
Income taxes payable	1,482	(1,705)	(2,710)
Accrued payroll and related expenses	2,193	11,408	(4,540)
Accrued insurance expenses	884	1,200	(197)
Accrued state, local and other taxes	(5,574)	5,561	256
Other accrued expenses	(994)	(5,335)	5,017
Pension liabilities	(7,862)	4,398	(1,385)
Long-term accrued insurance expenses	1,696	839	(1,811)
Other long-term liabilities	(880)	1,401	(14,179)
Net cash provided by operating activities	389,009	133,704	101,704
INVESTING ACTIVITIES
Capital expenditures	(242,610)	(117,509)	(33,938)
Proceeds from sale of assets	13,237	13,123	12,599
Proceeds from insurance recovery	9,646	—	—
Proceeds from benefit plan financing arrangement	2,218	—	—
Re-investment in benefit plan financing arrangement	(2,218)	—	—
Net cash used for investing activities	(219,727)	(104,386)	(21,339)
FINANCING ACTIVITIES
Payment of dividends	(101,069)	(43,319)	(10,861)
Debt issue costs for notes payable to banks	—	—	(35)
Excess tax benefits for share-based payments	—	—	427
Cash paid for common stock purchased and retired	(43,001)	(26,784)	(3,257)
Net cash used for financing activities	(144,070)	(70,103)	(13,726)
Net increase (decrease) in cash and cash equivalents	25,212	(40,785)	66,639
Cash and cash equivalents at beginning of year	91,050	131,835	65,196
Cash and cash equivalents at end of year	$116,262	$91,050	$131,835

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

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

Preferred Stock

RPC is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2018, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Dividends

On January 22, 2019, the Board of Directors declared a regular quarterly cash dividend of $0.10 per share payable March 11, 2019 to common stockholders of record at the close of business on February 11, 2019. Subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors, the Company expects to continue to pay regular quarterly cash dividends to common stockholders.

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

Revenues

RPC recognizes revenues from contracts with its customers based on the amount of consideration it receives in exchange for the services provided. See Note 2 for additional information.

Concentration of Credit Risk

Substantially all of the Company’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company provided oilfield services to several hundred customers during each of the last three years. There was no customer that accounted for more than 10 percent of the Company’s revenues in 2018, 2017 or 2016. Additionally, there was no customer that accounted for more than 10 percent of accounts receivable as of December 31, 2018 or 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

Investments

Investments classified as available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company realized no gains or losses on its available-for-sale securities during 2018 and 2017, and an immaterial realized loss during 2016. Securities that are held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) are classified as trading. See Note 11 for further information regarding the SERP. The change in fair value of trading securities is presented as compensation cost in selling, general and administrative expenses on the consolidated statements of operations.

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

RPC records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment, to determine if any impairments should be recognized. Management believes that the long-lived assets in the accompanying balance sheets have not been impaired. During 2016, RPC recorded immaterial write-downs on certain equipment to comply with the Company’s policy to store and maintain key equipment in an efficient manner.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired.  The carrying amount of goodwill by reportable segment was as follows:

Years Ended December 31,	2018	2017
(in thousands)
Technical Services	$30,992	$30,992
Support Services	1,158	1,158
Goodwill	$32,150	$32,150

Goodwill is reviewed annually, or more frequently, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, for impairment. In 2018 and 2017, the Company performed a quantitative impairment test by estimating the fair value of each of its reporting units using a discounted cash flow analysis based on management’s short-term and long-term forecast of operating results. The discounted cash flow analysis for each reporting unit includes assumptions regarding discount rates, revenue growth rates, expected profitability margins, forecasted capital expenditures, and the timing of expected future cash flows. Based on the analysis, the Company concluded that the fair value of its reporting units exceeded their carrying amount and therefore no impairment of goodwill occurred for the years ended December 31, 2018 and 2017. The Company completed a comprehensive qualitative assessment of the various factors that impact goodwill for the year ended December 31, 2016, and concluded it is more likely than not that the fair value of its reporting units exceeded their carrying amounts as of the annual test date and therefore no impairment of its goodwill occurred for the year ended December 31, 2016.

Advertising

Advertising expenses are charged to expense during the period in which they are incurred. Advertising expenses totaled $2,220,000 in 2018, $1,696,000 in 2017, and $1,296,000 in 2016.

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

Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The newly enacted Tax Cuts and Jobs Act required the revaluation of our deferred tax assets and liabilities to reflect the change in Federal income tax rates from 35 percent to 21 percent. The Company’s net deferred tax liability as of December 31, 2018 has been reduced through a discrete income tax provision adjustment of $19.3 million related to this rate change. The Company establishes a valuation allowance against the carrying value of deferred tax assets when the Company determines that it is more likely than not that the asset will not be realized through future taxable income.

Defined Benefit Pension Plan

The Company has a defined benefit pension plan that provides monthly benefits upon retirement at age 65 to eligible employees with at least one year of service prior to 2002. In 2002, the Company’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the defined benefit pension plan. See Note 11 for a full description of this plan and the related accounting and funding policies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

Earnings per Share

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. See Note 11 for further information on restricted stock granted to employees.

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

(In thousands except per share data )	2018	2017	2016
Net income (loss) available for stockholders	$175,402	$162,511	$(141,246)
Less: Adjustments for losses attributable to participating securities	(1,839)	(2,102)	(147)
Net income (loss) used in calculating per share amounts	$173,563	$160,409	$(141,393)

Weighted average shares outstanding (including participating securities)	215,198	217,194	217,509
Adjustment for participating securities	(2,453)	(2,891)	(3,282)
Shares used in calculating basic and diluted earnings (loss) per share	212,745	214,303	214,227

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, and debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The Company’s investments are classified as available-for-sale securities with the exception of investments held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) which are classified as trading securities. All of these securities are carried at fair value in the accompanying consolidated balance sheets. See Note 9 for additional information.

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payment awards, net estimated forfeitures. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 11 for additional information.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Standards:

Accounting Standards Update (ASU) No. 2014-09, Revenue from Contacts with Customers (Topic 606): On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) for all contracts using the modified retrospective method, with no cumulative-effect adjustment to retained earnings upon adoption since most of the Company’s services are primarily short-term in nature and the pattern of transfer under ASC 605 is consistent with the pattern of transfer when evaluated under ASC 606. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The adoption of the new revenue standard did not have a material impact on our consolidated financial statements. See Note 2 for expanded disclosures.

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

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

Leases (Topic 842). Under this guidance, lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease), at the commencement of the lease term. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to certain adjustments, including initial direct costs and lessor provided incentives. The Company adopted the standard on January 1, 2019 using the optional transition method and the cumulative-effect adjustment to the opening balance of retained earnings was not material. All of the Company’s leases are currently classified as operating leases and the Company expects to record approximately $47 million in right-of-use assets and lease liabilities from operating leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

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

Note 2: Revenues

Accounting Policy

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

Nature of services

RPC provides a broad range of specialized oilfield services to independent and major oil and gas companies engaged in the exploration, production and development of oil gas properties throughout the United States and in selected international markets. RPC manages its business as either (1) services offered on the well site with equipment and personnel (Technical Services) or (2) services and tools offered off the well site (Support Services). For more detailed information about operating segments, see Note 13.

RPC contracts with its customers to provide the following services by reportable segment:

Technical Services

•	Includes pressure pumping, downhole tools services, coiled tubing, nitrogen, snubbing and other oilfield related services including wireline, well control, fishing and pump down services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

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

Payment terms

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

Significant judgments

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

Disaggregation of revenues

See Note 13 for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions. Timing of revenue recognition for each of the periods presented is shown below:

(in thousands)	2018	2017	2016
Oil field services transferred at a point in time	$-	$-	$-
Oil field services transferred over time	1,721,005	1,595,227	728,974
Total revenues	$1,721,005	$1,595,227	$728,974

Contract balances

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in Accounts receivable, net on the Consolidated Balance Sheets are shown below:

(in thousands)	2018	2017
Unbilled trade receivables	$56,408	$68,494

Substantially all of the unbilled trade receivables as of December 31, 2018 and December 31, 2017 were invoiced during the following quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

Note 3: Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2018	2017
(in thousands)
Trade receivables:
Billed	$266,660	$296,588
Unbilled	56,408	68,494
Other receivables	5,278	17,242
Total	328,346	382,324
Less: allowance for doubtful accounts	(4,813)	(4,471)
Accounts receivable, net	$323,533	$377,853

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

Changes in the Company’s allowance for doubtful accounts are as follows:

Years Ended December 31,	2018	2017
(in thousands)
Beginning balance	$4,471	$2,553
Bad debt expense	588	1,441
Accounts written-off	(260)	(105)
Recoveries	14	582
Ending balance	$4,813	$4,471

Note 4: Inventories

Inventories are $130,083,000 at December 31, 2018 and $114,866,000 at December 31, 2017 and consist of raw materials, parts and supplies. The reserve for obsolete and slow moving inventory is $10,168,000 at December 31, 2018 and $3,875,000 at December 31, 2017.

Note 5: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2018	2017
(in thousands)
Land	$21,159	$19,991
Buildings and leasehold improvements	140,269	138,072
Operating equipment	1,429,906	1,419,670
Computer software	24,619	23,017
Furniture and fixtures	7,606	7,656
Vehicles	528,250	494,833
Gross property, plant and equipment	2,151,809	2,103,239
Less: accumulated depreciation	(1,633,827)	(1,659,311)
Net property, plant and equipment	$517,982	$443,928

Depreciation expense was $166.2 million in 2018, $166.9 million in 2017, and $220.6 million in 2016, and includes amounts recorded as costs of revenues. There were no capital leases outstanding as of December 31, 2018 and December 31, 2017. The Company had accounts payable for purchases of property and equipment of $14.8 million as of December 31, 2018, $7.1 million as of December 31, 2017, and $3.4 million as of December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

Note 6: Income Taxes

The Tax Cuts and Jobs Act (“the Act”) effective January 1, 2018, included a reduction to the US federal tax rate from 35 percent to 21 percent, a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, adjustment of deferred tax assets and liabilities for the new corporate tax rate, and adjustments to deductible compensation of our executive officers. The Act also imposes a new tax on foreign earnings and profits in excess of a deemed return on tangible assets of foreign subsidiaries referred to as Global Low Taxed Intangible Income (“GILTI”), a new tax on certain payments between a U.S. corporation and its foreign subsidiaries referred to as Base Erosion and Anti-Abuse Minimum Tax (“BEAT”), and a tax deduction on certain qualifying income related to export sales of property or services referred to as Foreign Derived Intangible Income (“FDII”).

The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018. In 2017, the Company recorded a discrete tax benefit of $19.3 million related to the enactment-date effects of the Act that included adjustments to the Company’s net deferred tax liabilities. In 2018, the Company adjusted the enactment-date provisional amounts by decreasing tax expense by an additional $5.1 million, recorded as a discrete tax benefit. These adjustments were recorded as components of income tax expense from continuing operations. As of December 31, 2018, the Company has completed its accounting for all of the enactment-date income tax effects of the Act. Discussion of specific provisions of the Act follows:

One-time transition tax

The one-time transition tax is based on the Company’s total post-1986 foreign earnings and profits (E&P), a tax that was previously deferred until repatriation of those earnings and profits. At December 31, 2017, the Company estimated the one-time transitional tax to be not material and no provision was included as a component of tax expense in 2017.

Based on further analysis of the Act, and notices and regulations issued by the US Department of the Treasury and the Internal Revenue Service, the Company concluded that the tax impact of the Act from un-repatriated earnings and profits of our foreign subsidiaries was not material.

Executive compensation arrangements

As of December 31, 2017, we evaluated the deductibility of our executive compensation arrangements and the related impacts on both current and deferred taxes based on the guidance that was available at that time. At December 31, 2017, we recorded tax expense related to executive compensation of approximately $1.3 million. During 2018, with additional guidance from the US Department of Treasury and the Internal Revenue Service, we refined our calculations, and reduced our 2017 provisional expense by approximately $0.5 million.

GILTI

Our analysis at December 31, 2017, related to GILTI was incomplete, and therefore did not record a GILTI-related adjustment. Under FASB guidance, the Company elected to treat tax related to GILTI as a period expense rather than create a deferred tax for the temporary differences that are expected to reverse in future years. As of December 31, 2018, the impact of the Act on the Company related to Global Low Taxed Intangible Income was not material.

BEAT

The Company has analyzed the Act’s provisions related to Base Erosion and Profit Shifting, and has determined the impact to our financial statements to be not material. No provision was included as a component of tax expense in either 2017 or 2018.

In summary, due to the complexity of the FDII, GILTI, and BEAT provisions of the Act, the Company is continuing to evaluate their impact in 2018. At this time, the Company has incorporated its best estimate for each of these provisions within the annual effective tax rate for 2018. The Company will continue to monitor developments as new information becomes available with respect to each of FDII, GILTI or BEAT and anticipates refining the calculations in connection with the filing of its 2018 US federal income tax return.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

The following table lists the components of the provision (benefit) for income taxes:

Years ended December 31,	2018	2017	2016
(in thousands)
Current provision (benefit):
Federal	$13,708	$95,995	$(43,993)
State	3,932	13,966	(24,479)
Foreign	6,843	2,953	4,567
Deferred provision (benefit):
Federal	23,203	(39,710)	(31,505)
State	(1,808)	(2,899)	(2,704)
Total income tax provision (benefit)	$45,878	$70,305	$(98,114)

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.6	1.9	1.3
Tax credits	(0.1)	(0.7)	0.1
Non-deductible expenses	1.8	2.0	(0.7)
Change in contingencies	—	—	6.6
Adjustments related to the Act	(2.3)	(8.3)	—
Adjustments related to vesting of restricted stock	(0.8)	(1.2)	—
Other	(1.5)	1.5	(1.3)
Effective tax rate	20.7%	30.2%	41.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2018	2017
(in thousands)
Deferred tax assets:
Self-insurance	$5,055	$4,660
Pension	7,261	8,730
State net operating loss carryforwards	1,663	4,048
Bad debt	1,291	1,149
Accrued payroll	1,416	1,117
Stock-based compensation	3,501	3,612
Foreign tax credits	—	3,592
All others	3,166	1,681
Valuation allowance	(445)	(3,994)
Gross deferred tax assets	22,908	24,595
Deferred tax liabilities:
Depreciation	(71,647)	(53,119)
Goodwill amortization	(6,587)	(6,450)
Basis differences in consolidated limited liability company	(4,636)	(4,102)
Basis differences in joint ventures	(408)	(355)
All others	(5)	(6)
Gross deferred tax liabilities	(83,283)	(64,032)
Net deferred tax liabilities	$(60,375)	$(39,437)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

The Company's current intention is to permanently reinvest funds held in our foreign subsidiaries outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective through the utilization of foreign tax credits, or would otherwise create no additional U.S. tax cost.

As of December 31, 2018, the Company has net operating loss carryforwards related to state income taxes of $27.6 million (gross) that will expire between 2019 and 2035. As of December 31, 2018, the Company has a valuation allowance of $390 thousand, representing the tax-affected amount of loss carryforwards that the Company does not expect to utilize, against the corresponding deferred tax asset.

Additionally, as of December 31, 2018, the Company has capital loss carryforwards of $56 thousand that are not expected to be utilized, and have a full valuation allowance against the corresponding deferred tax assets.

Total net income tax payments (refunds) were $18.0 million in 2018, $98.0 million in 2017, and $(42.4) million in 2016.

The Company and its subsidiaries are subject to U.S. federal and state income taxes in multiple jurisdictions. In many cases, our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. In general, the Company’s 2015 through 2018 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

In March 2017, the Internal Revenue Service (IRS) initiated an examination of the Company’s Federal Income Tax Returns for the years 2013 through 2016. The IRS concluded it examinations, without adjustment, in the fourth quarter 2018.

As of December 31, 2018 and 2017, our liability for unrecognized tax benefits related primarily to state income taxes did not change and remained at $2,215,000, and is recognized as a component of other long-term liabilities in the accompanying consolidated balance sheet. The liability, if recognized, would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
Balance at January 1	$2,215,000	$2,215,000
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Balance at December 31	$2,215,000	$2,215,000

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties as of December 31, 2018 and 2017 were $263 thousand and $193 thousand, respectively.

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

Note 7: Long-Term Debt

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

On July 26, 2018, the Company entered into Amendment No. 4 to Credit Agreement (the “Amendment”). The Amendment, among other matters, replaces the existing minimum tangible net worth covenant with the following covenants: (i) when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum debt service coverage ratio of 2.00:1.00, and (ii) otherwise, a minimum tangible net worth covenant of no less than $600 million. The Amendment additionally (1) extends the Credit Agreement maturity date from January 17, 2019 to July 26, 2023, (2) eliminates any borrowing base limitations on revolving loans when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, (3) reduces the commitment fees payable by RPC by 7.5 basis points at each pricing level and (4) reduces the letter of credit sublimit from $50 million to $35 million. As of December 31, 2018, the Company was in compliance with these covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

Revolving loans under the amended revolving credit facility bear interest at one of the following two rates at the Company’s election:

•	The Eurodollar Rate, which is the rate per annum equal to the London Interbank Offering Rate (“LIBOR”); plus, a margin ranging from 1.125% to 2.125%, based on a quarterly consolidated leverage ratio calculation; or

•	the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s publicly announced “prime rate,” and (c) the Eurodollar Rate plus 1.00%; in each case plus a margin that ranges from 0.125% to 1.125% based on a quarterly consolidated leverage ratio calculation.

In addition, the Company pays an annual fee ranging from 0.15% to 0.25%, based on a quarterly consolidated leverage ratio calculation, on the unused portion of the credit facility.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.3 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance of $0.3 million at December 31, 2018 is classified as part of non-current other assets.

As of December 31, 2018, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.5 million; therefore, a total of $105.5 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan cost, and interest paid on the credit facility were as follows for the periods indicated:

Years Ended December 31,	2018	2017	2016
(in thousands)
Interest incurred	$390	$415	$449
Interest paid	$241	$181	$284

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

Note 8: Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2016	$(15,503)	$39	$(2,638)	$(18,102)
Change during 2017:
Before-tax amount	776	(38)	391	1,129
Tax (expense) benefit	(283)	14	—	(269)
Reclassification adjustment, net of taxes:
Realized loss on securities	—	—	—	—
Amortization of net loss (1)	540	—	—	540
Total activity in 2017	1,033	(24)	391	1,400
Balance at December 31, 2017	$(14,470)	$15	$(2,247)	$(16,702)
Change during 2018:
Before-tax amount	(2,712)	(15)	(621)	(3,348)
Tax (expense) benefit	665	—	—	665
Reclassification adjustment, net of taxes:
Realized loss on securities	—	—	—	—
Amortization of net loss (1)	639	—	—	639
Total activity in 2018	(1,408)	(15)	(621)	(2,044)
Balance at December 31, 2018	$(15,878)	$—	$(2,868)	$(18,746)

(1)	Reported as part of selling, general and administrative expenses.

Note 9: Fair Value Disclosures

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2018 and 2017:

		Fair Value Measurements at December 31, 2018 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities – equity securities	$211	$211	$—	$—
Investments measured at net asset value - trading securities	$22,815

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

		Fair Value Measurements at December 31, 2017 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities – equity securities	$270	$270	$—	$—
Investments measured at net asset value - trading securities	$23,463

The Company determines the fair value of marketable securities classified as available-for-sale through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities classified as trading are comprised of the SERP assets, as described in Note 11, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2018 there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at December 31, 2018 and 2017. Outstanding balances based on the quote from the lender (level 2 inputs) is similar to the fair value as of the same date. The borrowings under our revolving credit facility bear variable interest rates as described in Note 7. The Company is subject to interest rate risk on the variable component of the interest rate.

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

Note 10: Commitments and Contingencies

Lease Commitments - Minimum annual rentals, principally for noncancelable real estate and equipment leases with terms in excess of one year, in effect at December 31, 2018, are summarized in the following table:

(in thousands)
2019	$11,819
2020	10,651
2021	7,758
2022	5,618
2023	2,929
Thereafter	6,170
Total rental commitments	$44,945

Total rental expense, including short-term rentals, charged to operations was $21,576,000 in 2018, $17,112,000 in 2017, and $15,723,000 in 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

Note 11: Employee Benefit Plans

Defined Benefit Pension Plan

The Company’s Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to substantially all employees with at least one year of service prior to 2002. During 2001, the plan became a multiple employer plan, with Marine Products Corporation as an adopting employer.

The Company’s projected benefit obligation exceeds the fair value of the plan assets under its pension plan by $5.1 million and thus the plan was under-funded as of December 31, 2018. The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2018	2017
(in thousands)
Accumulated benefit obligation at end of year	$43,417	$46,397

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$46,397	$44,315
Service cost	—	—
Interest cost	1,832	1,932
Amendments	—	—
Actuarial loss	(2,658)	2,206
Benefits paid	(2,154)	(2,056)
Projected benefit obligation at end of year	$43,417	$46,397
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$38,050	$34,745
Actual return on plan assets	(2,532)	5,361
Employer contribution	5,000	—
Benefits paid	(2,154)	(2,056)
Fair value of plan assets at end of year	$38,364	$38,050
Funded status at end of year	$(5,053)	$(8,347)

December 31,	2018	2017
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss	$24,650	$22,762
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$24,650	$22,762

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2018 and 2017 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

Amounts recognized in the consolidated balance sheets consist of:

December 31,	2018	2017
(in thousands)
Funded status of the Retirement Income Plan	$(5,053)	$(8,347)
SERP liability	(24,585)	(27,288)
Long-term pension liabilities	$(29,638)	$(35,635)

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. Amounts contributed to the plan totaled $5.0 million in 2018 and no contributions were made in 2017.

The components of net periodic benefit cost of the Retirement Income Plan are summarized as follows:

Years ended December 31,	2018	2017	2016
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,832	1,932	2,006
Expected return on plan assets	(2,837)	(2,356)	(2,131)
Amortization of net loss	824	851	799
Net periodic benefit plan cost	$(181)	$427	$674

The Company recognized pre-tax (increases) decreases to the funded status in accumulated other comprehensive loss of $1,888,000 in 2018, $(1,650,000) in 2017, and $1,240,000 in 2016. There were no previously unrecognized prior service costs as of December 31, 2018, 2017 and 2016. The pre-tax amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2018, 2017 and 2016 are summarized as follows:

(in thousands)	2018	2017	2016
Net (gain) loss	$2,712	$(799)	$2,039
Amortization of net loss	(824)	(851)	(799)
Net transition obligation (asset)	—	—	—
Amount recognized in accumulated other comprehensive loss	$1,888	$(1,650)	$1,240

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2019 are as follows:

(in thousands)	2019
Amortization of net loss	$897
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic benefit plan cost	$897

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2018	2017	2016
Projected Benefit Obligation:
Discount rate	4.65%	4.00%	4.45%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	4.00%	4.45%	4.70%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

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

The plan’s weighted average asset allocation at December 31, 2018 and 2017 by asset category along with the target allocation for 2019 are as follows:

	Target Allocation	Percentage of Plan Assets
December 31,	2019	2018	2017
Asset Category
Cash and cash equivalents	0% - 3%	3.0%	2.8%
Fixed income securities	15% - 100%	29.1%	20.7%
Domestic equity securities	0% - 40%	39.5%	23.8%
International equity securities	0% - 30%	19.0%	42.4%
Investments measured at net asset value	0% - 12%	9.4%	10.3%
Total		100.0%	100.0%

The Company’s overall investment strategy is to achieve a mix of approximately 70 percent of investments for long-term growth and 30 percent for near-term benefit payments, with a wide diversification of asset types, fund strategies and fund managers. Equity securities primarily include investments in large-cap and small-cap companies domiciled domestically and internationally. Fixed-income securities include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries. Other types of investments include real estate funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets with an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plan utilizes a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. Although not required, Company management will evaluate contributing to the pension plan during 2019.

Some of our assets, primarily our private equity and real estate funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For plan asset reporting as of December 31, 2018, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events. Additionally, these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested and the valuation is based on significant non-observable inputs which do not have a readily determinable fair value. The valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

The following tables present our plan assets using the fair value hierarchy as of December 31, 2018 and 2017. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 9 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2018:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$1,140	$1,140	$—
Fixed Income Securities	(2)	11,163	—	11,163
Domestic Equity Securities	(3)	15,182	5,602	9,581
International Equity Securities	(4)	7,279	—	7,279
Total Assets in the Fair Value Hierarchy		$34,764	$6,742	$28,023
Investments measured at Net Asset Value		3,600
Investments at Fair Value		$38,364

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

Fair Value Hierarchy as of December 31, 2017:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$1,084	$1,084	$—
Fixed Income Securities	(2)	9,064	—	9,064
Domestic Equity Securities	(3)	16,103	5,930	10,173
International Equity Securities	(4)	7,889	—	7,889
Total Assets in the Fair Value Hierarchy		$34,140	$7,014	$27,126
Investments measured at Net Asset Value		3,910
Investments at Fair Value		$38,050

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Domestic equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(4)	International equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2019	$2,693
2020	2,741
2021	2,828
2022	2,868
2023	2,886
2024-2028	$14,971

Supplemental Executive Retirement Plan (SERP)

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligations of the SERP. The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time. Investments in COLI policies consisted of $47.9 million in variable life insurance policies as of December 31, 2018 and $51.0 million as of December 31, 2017. In the COLI policies, the Company is able to allocate the investment of the assets across a set of choices provided by the insurance underwriters, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1. The fair value of these assets totaled $22,815,000 as of December 31, 2018 and $23,463,000 as of December 31, 2017. The SERP assets are reported in other assets on the balance sheet. The changes in the fair value of these assets, and normal insurance expenses are recorded in the consolidated statement of operations as compensation cost within selling, general and administrative expenses. Trading (losses) gains related to the SERP assets totaled $(2,282,000) in 2018, $3,156,000 in 2017, and $966,000 in 2016. The SERP liability includes participant deferrals net of distributions is recorded on the balance sheet in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

As a result of Company-owned life insurance policy claims, the Company received insurance proceeds of $2,218,000 less a cash surrender value of $1,182,000 and recorded tax-free gains of $1,020,000 during 2018; these gains are recorded as an adjustment to compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Proceeds received have been reinvested into mutual funds held as supplemental retirement plan assets.

401(k) Plan

RPC sponsors a defined contribution 401(k) plan that is available to substantially all full-time employees with more than three months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. As of December 31, 2018, the Company made matching contributions of fifty cents ($0.50) for each dollar ($1.00) of a participant’s contribution to the 401(k) Plan that does not exceed six percent of his or her annual compensation. Effective January 1, 2019, the Company makes 100 percent matching contributions for each dollar ($1.00) of a participant’s contribution to the 401(k) Plan for the first three percent of his or her annual compensation and fifty cents ($0.50) for each dollar ($1.00) of a participant’s contribution to the 401(k) Plan for the next three percent of his or her annual compensation. Employees vest in the RPC contributions after three years of service. The charges to expense for the Company’s contributions to the 401(k) plan were $5,704,000 in 2018, $4,509,000 in 2017, and $3,250,000 in 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

Stock Incentive Plans

The Company has issued stock options and restricted stock to employees under three 10-year stock incentive plans that were approved by stockholders in 1994, 2004 and 2014. The 1994 plan expired in 2004 and the 2004 Plan expired in 2014. In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares. As of December 31, 2018, 5,402,634 shares were available for grant.

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

Pre-tax stock-based employee compensation expense was $9,419,000 in 2018 ($7,111,000 after tax), $11,090,000 in 2017 ($7,042,000 after tax), and $10,218,000 in 2016 ($6,488,000 after tax).

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

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2003 and there are none outstanding. There were no stock options exercised during 2018, 2017 or 2016 and there are no stock options outstanding as of December 31, 2018.

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

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2018:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested shares at January 1, 2018	2,736,365	$14.50
Granted	522,800	25.13
Vested	(750,880)	13.06
Forfeited	(156,135)	17.10
Non-vested shares at December 31, 2018	2,352,150	$17.15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2017:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested shares at January 1, 2017	3,217,075	$12.91
Granted	563,065	21.66
Vested	(900,051)	13.34
Forfeited	(143,724)	14.25
Non-vested shares at December 31, 2017	2,736,365	$14.50

The fair value of restricted share awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. The weighted average grant date fair value per share of these restricted stock awards was $25.13 for 2018, $21.66 for 2017 and $10.77 for 2016. The total fair value of shares vested was $16,483,000 during 2018, $19,480,000 during 2017 and $9,751,000 during 2016.

Pursuant to the adoption of ASU 2017-09 in 2017, the classification of excess tax benefits realized from tax compensation deductions in excess of compensation expense have been reflected as follows:

•	$1,899,000 for 2018 and $2,803,000 for 2017 have been recorded as a discrete income tax adjustments and classified within operating activities as part of net income in the consolidated statements of cash flows; and

•	$427,000 for 2016 was credited to capital in excess of par value and classified within financing activities as an inflow in addition to being disclosed as an outflow within operating activities in the consolidated statements of cash flows.

Other Information

As of December 31, 2018, total unrecognized compensation cost related to non-vested restricted shares was $43,498,000 which is expected to be recognized over a weighted-average period of 3.2 years.

Note 12: Related Party Transactions

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $873,000 in 2018, $849,000 in 2017, and $739,000 in 2016. The Company’s receivable due from Marine Products for these services was $28,000 as of December 31, 2018 and $47,000 as of December 31, 2017. Many of the Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business equipment or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1,467,000 in 2018, $1,372,000 in 2017 and $890,000 in 2016.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $101,000 in 2018, $104,000 in 2017 and $111,000 in 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is a party to an operating lease agreement with 255 RC, LLC for a period of five years. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $199,000 in 2018 and $197,000 in 2017 and 2016 for the corporate aircraft. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2018, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

Note 13: Business Segment and Entity wide Disclosures

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

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

(in thousands)	2018	2017	2016
Technical Services:
Pressure Pumping	$945,919	$993,538	$336,550
Downhole Tools	423,811	294,606	169,754
Coiled Tubing	100,049	109,462	70,511
Nitrogen	49,198	38,961	37,172
Snubbing	17,818	23,838	18,903
All other	110,418	77,946	46,764
Total Technical Services	$1,647,213	$1,538,351	$679,654

Support Services:
Rental Tools	$50,809	$30,264	$21,443
All other	22,983	26,612	27,877
Total Support Services	$73,792	$56,876	$49,320

Total Revenues	$1,721,005	$1,595,227	$728,974

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2018, 2017 and 2016

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

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2018, 2017 and 2016 are shown in the following table:

(in thousands)	Technical Services	Support Services	Corporate	Gain (loss) on disposition of assets, net	Total
2018
Revenues	$1,647,213	$73,792	$—	$—	$1,721,005
Operating profit (loss)	216,703	4,612	(14,629)	3,344	210,030
Capital expenditures	230,262	10,364	1,984	—	242,610
Depreciation and amortization	150,508	12,174	438	—	163,120
Identifiable assets	925,305	78,413	195,862	—	1,199,580
2017
Revenues	$1,538,351	$56,876	$—	$—	$1,595,227
Operating (loss) profit	251,476	(12,228)	(17,561)	4,530	226,217
Capital expenditures	106,131	9,949	1,429	—	117,509
Depreciation and amortization	145,507	17,570	460	—	163,537
Identifiable assets	896,803	75,568	174,853	—	1,147,224
2016
Revenues	$679,654	$49,320	$—	$—	$728,974
Operating loss	(203,804)	(26,021)	(17,037)	7,920	(238,942)
Capital expenditures	28,380	2,928	2,630	—	33,938
Depreciation and amortization	191,181	25,606	471	—	217,258
Identifiable assets	733,008	76,876	225,568	—	1,035,452

The following summarizes revenues for the United States and separately for all international locations combined for the years ended December 31, 2018, 2017 and 2016. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

Years ended December 31,	2018	2017	2016
(in thousands)
United States Revenues	$1,630,569	$1,539,462	$677,755
International Revenues	90,436	55,765	51,219
	$1,721,005	$1,595,227	$728,974

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

As of the end of the period covered by this report, December 31, 2018 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 32 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2018 and issued a report thereon which is included on page 33 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the RPC Proxy Statement for its 2019 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on Page 14 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2019 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2019 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the RPC Proxy Statement for its 2019 Annual Meeting of Stockholders, in the sections “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2018.

Plan category	(A) Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by securityholders	—	$—	5,402,634	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	$—	5,402,634

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 11 to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2019 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the RPC Proxy Statement for its 2019 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled “Independent Registered Public Accounting Firm” in the RPC Proxy Statement for its 2019 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report.

2.	The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule is filed as part of this report.

3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

10.6	Form of Time Lapse Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).

10.7	Form of Performance Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).

10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.9	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).

10.14	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).

10.15	Summary of Compensation Arrangements with Non-Employee Directors.

10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).

10.20	Form of award agreement under Performance-Based Incentive Cash Compensation Plan (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on February 28, 2017).

Exhibits (inclusive of item 3 above):

Exhibit Number	Description
3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).
3.1C	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q filed August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2017).
4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).
10.2	Agreement Regarding Distribution and Plan of Reorganization, dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.2 to the Marine Products Corporation Form 10 filed on February 13, 2001).
10.3	Employee Benefits Agreement dated February 12, 2001, by and between RPC, Inc., Chaparral Boats, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.3 to the Marine Products Corporation Form 10 filed on February 13, 2001).
10.4	Transition Support Services Agreement dated February 12, 2001 by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.4 to the Marine Products Corporation Form 10 filed on February 13, 2001).
10.5	Tax Sharing Agreement dated February 12, 2001, by and between RPC, Inc. and Marine Products Corporation (incorporated herein by reference to Exhibit 10.5 to the Marine Products Corporation Form 10 filed on February 13, 2001).
10.6	Form of Time Lapse Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 2, 2004).
10.7	Form of Performance Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 2, 2004).
10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).
10.9	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).
10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).
10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).
10.12	Credit Agreement dated August 31, 2010 between the Company, Banc of America, N.A., SunTrust Bank, Regions Bank and certain other lenders party thereto (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed on September 7, 2010).
10.13	Amendment No. 1 to Credit Agreement dated as of June 16, 2011 between the Company, the Subsidiary Loan Parties party thereto, Bank of America, N.A. and certain other lenders party thereto (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on February 29, 2012).
10.14	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.15	Summary of Compensation Arrangements with Non-Employee Directors.
10.16	Amendment No. 2 to Credit Agreement and Amendment No. 1 to Subsidiary Guaranty Agreement dated as of January 17, 2014 between RPC, Bank of America, N.A., certain other Lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated January 17, 2014).
10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
10.18	Reduction of Commitment Notice, dated November 3, 2015 (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed on November 6, 2015).
10.19	Amendment No. 3 to Credit Agreement dated as of June 30, 2016 among RPC, Bank of America, N.A., certain other lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 7, 2016).
10.20	Form of award agreement under Performance-Based Incentive Cash Compensation Plan (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on February 28, 2017).
10.21	Amendment No. 4 to Credit Agreement dated as of July 26, 2018 among RPC, Bank of America, N.A., certain other lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2018).
21	Subsidiaries of RPC
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer
95.1	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, Inc.

/s/ Richard A. Hubbell

Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2019

/s/ Ben M. Palmer
Ben M. Palmer	Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 28, 2019

The Directors of RPC (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

R. Randall Rollins, Director	Amy Rollins Kreisler, Director
Gary W. Rollins, Director	Pamela R. Rollins, Director
Henry B. Tippie, Director	Bill J. Dismuke, Director
James B. Williams, Director	Larry L. Prince, Director

/s/ Richard A. Hubbell
Richard A. Hubbell
Director and as Attorney-in-fact
February 28, 2019

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended December 31, 2018, 2017 and 2016
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses		Net (Deductions) Recoveries		Balance at End of Period
Year ended December 31, 2018
Allowance for doubtful accounts	$4,471	$588		$(246	)(1)	$4,813
Deferred tax asset valuation allowance	$3,994	$—	(2)	$(3,549)		$445
Reserve for obsolete or slow moving inventory	$3,875	$8,088		$(1,794	)(3)	$10,169
Year ended December 31, 2017
Allowance for doubtful accounts	$2,553	$1,441		$477	(1)	$4,471
Deferred tax asset valuation allowance	$356	$3,638	(2)	$—		$3,994
Reserve for obsolete or slow moving inventory	$3,052	$5,869		$(5,046	)(3)	$3,875
Year ended December 31, 2016
Allowance for doubtful accounts	$10,605	$6,021		$(14,073	)(1)	$2,553
Deferred tax asset valuation allowance	$276	$80	(2)	$—		$356
Reserve for obsolete or slow moving inventory	$2,588	$6,401		$(5,937	)(3)	$3,052

(1)	Net (deductions) recoveries in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	The valuation allowance for deferred tax assets is increased or decreased each year to reflect the state net operating losses, foreign tax credits and capital losses that management believes will not be utilized before they expire.
(3)	Net (deductions) recoveries in the reserve for obsolete or slow moving inventory principally reflect the write-off and/ or disposal of previously reserved inventory.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters ended	March 31	June 30	September 30	December 31
(in thousands except per share data)
2018
Revenues	$436,334	$467,926	$439,994	$376,751
Operating profit	$60,798	$75,029	$54,553	$19,650
Net income	$52,130	$59,943	$49,967	$13,362
Net income per share — basic (a)	$0.24	$0.28	$0.23	$0.06
Net income per share — diluted (a)	$0.24	$0.28	$0.23	$0.06
2017
Revenues	$298,119	$398,810	$470,999	$427,299
Operating profit	$1,574	$67,002	$97,357	$60,284
Net income (b)	$3,634	$43,840	$57,334	$57,703
Net income per share — basic (a) (b)	$0.02	$0.20	$0.26	$0.27
Net income per share — diluted (a) (b)	$0.02	$0.20	$0.26	$0.27

(a)	The sum of the income (loss) per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.
(b)	The indicated Statement of Operations data for 2017 includes the impact of a net discrete tax benefit of $19.3 million, or $0.09 per share, recorded as a result of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017.

