Form 10-Q
period 2019-03-31
RPC INC
filed 2019-05-02
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

Commission File No. 1-8726

RPC, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1550825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2801 Buford Highway, Suite 520, Atlanta, Georgia 30329

(Address of principal executive offices)                 (Zip code)

Registrant’s telephone number, including area code — (404) 321-2140

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.10	RES	New York Stock Exchange

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

As of April 19, 2019, RPC, Inc. had 215,141,327 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

(In thousands)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS		(Note 1)

Cash and cash equivalents	$113,014	$116,262
Accounts receivable, net of allowance for doubtful accounts of $5,121 in 2019 and $4,813 in 2018	319,205	323,533
Inventories	124,464	130,083
Income taxes receivable	8,613	35,832
Prepaid expenses	9,343	9,766
Other current assets	3,213	3,462
Total current assets	577,852	618,938
Property, plant and equipment, less accumulated depreciation of $1,656,164 in 2019 and $1,633,827 in 2018	537,289	517,982
Operating lease right-of-use assets	45,854	—
Goodwill	32,150	32,150
Other assets	33,347	30,510
Total assets	$1,226,492	$1,199,580

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$109,892	$103,401
Accrued payroll and related expenses	26,162	25,715
Accrued insurance expenses	6,362	6,183
Accrued state, local and other taxes	4,728	3,081
Income taxes payable	3,519	4,706
Current portion of operating lease liabilities	12,547	—
Other accrued expenses	317	151
Total current liabilities	163,527	143,237
Long-term accrued insurance expenses	12,709	12,072
Long-term pension liabilities	32,553	29,638
Deferred income taxes	52,986	60,375
Long-term operating lease liabilities	34,348	—
Other long-term liabilities	2,506	3,839
Total liabilities	298,629	249,161
Common stock	21,514	21,454
Capital in excess of par value	—	—
Retained earnings	927,556	947,711
Accumulated other comprehensive loss	(21,207)	(18,746)
Total stockholders' equity	927,863	950,419
Total liabilities and stockholders' equity	$1,226,492	$1,199,580

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Revenues	$334,656	$436,334
Cost of revenues (exclusive of items shown below)	252,395	295,605
Selling, general and administrative expenses	45,421	43,814
Depreciation and amortization	42,505	37,480
Gain on disposition of assets, net	(3,504)	(1,363)
Operating (loss) income	(2,161)	60,798
Interest expense	(89)	(105)
Interest income	800	402
Other income, net	445	5,395
(Loss) income before income taxes	(1,005)	66,490
Income tax (benefit) provision	(266)	14,360
Net (loss) income	$(739)	$52,130

Earnings per share
Basic	$—	$0.24
Diluted	$—	$0.24

Dividends per share	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Net (loss) income	$(739)	$52,130

Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	173	173
Foreign currency translation	98	(481)
Comprehensive (loss) income	$(468)	$51,822

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands)

(Unaudited)

	Three months ended March 31, 2019
	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2018	214,544	$21,454	$—	$947,711	$(18,746)	$950,419
Adoption of accounting standards (Note 2)	—	—	—	2,376	(2,732)	(356)
Stock issued for stock incentive plans, net	843	84	2,368	—	—	2,452
Stock purchased and retired	(245)	(24)	(2,368)	(306)	—	(2,698)
Net (loss) income	—	—	—	(739)	—	(739)
Dividends	—	—	—	(21,486)	—	(21,486)
Pension adjustment, net of taxes	—	—	—	—	173	173
Foreign currency translation	—	—	—	—	98	98
Balance, March 31, 2019	215,142	$21,514	$—	$927,556	$(21,207)	$927,863

	Three months ended March 31, 2018
	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2017	216,544	$21,654	$—	$906,745	$(16,702)	$911,697
Adoption of accounting standard (Note 2)	—	—	—	15	(15)	—
Stock issued for stock incentive plans, net	498	50	2,505	—	—	2,555
Stock purchased and retired	(1,573)	(157)	(2,505)	(28,048)	—	(30,710)
Net income	—	—	—	52,130	—	52,130
Dividends	—	—	—	(21,657)	—	(21,657)
Pension adjustment, net of taxes	—	—	—	—	173	173
Foreign currency translation	—	—	—	—	(481)	(481)
Balance, March 31, 2018	215,469	$21,547	$—	$909,185	$(17,025)	$913,707

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net (loss) income	$(739)	$52,130
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	43,062	38,148
Stock-based compensation expense	2,452	2,555
Gain on disposition of assets, net	(3,504)	(1,363)
Deferred income tax benefit	(7,446)	(1,034)
(Increase) decrease in assets:
Accounts receivable	4,400	(6,953)
Income taxes receivable	27,219	10,300
Inventories	5,731	(6,215)
Prepaid expenses	423	2,039
Other current assets	354	(1,535)
Other non-current assets	(2,844)	295
Increase (decrease) in liabilities:
Accounts payable	3,666	11,990
Income taxes payable	(1,187)	4,786
Accrued payroll and related expenses	433	3,169
Accrued insurance expenses	179	374
Accrued state, local and other taxes	1,647	970
Other accrued expenses	166	169
Pension liabilities	3,145	(588)
Long-term accrued insurance expenses	637	935
Other long-term liabilities	(648)	(509)
Net cash provided by operating activities	77,146	109,663

INVESTING ACTIVITIES
Capital expenditures	(62,280)	(50,482)
Proceeds from sale of assets	6,070	3,119
Net cash used for investing activities	(56,210)	(47,363)

FINANCING ACTIVITIES
Payment of dividends	(21,486)	(21,657)
Cash paid for common stock purchased and retired	(2,698)	(30,710)
Net cash used for financing activities	(24,184)	(52,367)

Net (decrease) increase in cash and cash equivalents	(3,248)	9,933
Cash and cash equivalents at beginning of period	116,262	91,050
Cash and cash equivalents at end of period	$113,014	$100,983

Supplemental cash flows disclosure:
Income taxes (refund) paid, net	$(18,938)	$292

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$17,634	$18,823

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins, and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

2.	RECENT ACCOUNTING STANDARDS

The FASB issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Standards:

Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The Company adopted ASC 842, Leases, and all the related amendments on January 1, 2019, by recognizing on its balance sheet, right-of-use assets and lease liabilities totaling approximately $44 million, for all of its leases with terms greater than 12 months. The Company adopted the standard using the optional transition method, with an immaterial adjustment to retained earnings upon adoption. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations and consolidated statements of cash flows. For expanded disclosures see Note 13 of the Notes to Consolidated Financial Statements.

ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments provide an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. The Company adopted the standard in the first quarter of 2019 and elected to reclassify approximately $2.7 million of stranded tax effects related to its pension plan from AOCI to retained earnings.

ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of ASC 718 to include share-based payments issued to nonemployees for goods or services, thereby substantially aligning the accounting for share-based payments to nonemployees and employees. The Company adopted these provisions in the first quarter of 2019 and the adoption did not have a material impact on its consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards Not Yet Adopted:

To be adopted in 2020 and later:

ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. In addition, the amendments require the credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration to be presented as an allowance rather than a write-down. It also allows recording of credit loss reversals in current period net income. The amendments are effective starting in the first quarter of 2020 with early application permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments reduce the complexity for the accounting for costs of implementing a cloud computing service arrangement and align the requirements for capitalizing implementation costs that are incurred in a hosting arrangement that is a service contract with the costs incurred to develop or obtain internal-use software. The provisions may be applied prospectively or retrospectively. The amendments are effective starting in the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended
	March 31,
(in thousands)	2019	2018
Oilfield services transferred at a point in time	$-	$-
Oilfield services transferred over time	334,656	436,334
Total revenues	$334,656	$436,334

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net on the consolidated balance sheets are shown below:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Unbilled trade receivables	$90,539	$56,408	$79,688	$68,494

Substantially all of the unbilled trade receivables disclosed above were invoiced during the following quarter.

4.	EARNINGS PER SHARE

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

	Three months ended March 31,
(In thousands)	2019	2018
Net (loss) income available for stockholders:	$(739)	$52,130
Less: Adjustments for earnings attributable to participating securities	(225)	(591)
Net (loss) income used in calculating earnings per share	$(964)	$51,539

Weighted average shares outstanding (including participating securities)	215,041	215,877
Adjustment for participating securities	(2,550)	(2,584)
Shares used in calculating basic and diluted earnings per share	212,491	213,293

5.	STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares. As of March 31, 2019, there were 4,556,744 shares available for grant.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2019	2018
Pre-tax expense	$2,452	$2,555
After tax expense	$1,851	$1,929

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2019:

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Weighted Average Grant-Date Fair Value
Non-vested shares at December 31, 2018	2,352,150	$17.15
Granted	858,150	11.39
Vested	(614,903)	14.71
Forfeited	(14,910)	15.50
Non-vested shares at March 31, 2019	2,580,487	$13.21

The total fair value of shares vested was $6,934,000 during the three months ended March 31, 2019 and $16,190,000 during the three months ended March 31, 2018. Excess tax benefits or deficits realized from tax compensation deductions in excess of, or lower than compensation expense are recorded as either a beneficial or detrimental discrete tax adjustment. This discrete tax adjustment was a detriment of $510,000 for the three months ended March 31, 2019 and a benefit of $1,604,000 for the three months ended March 31, 2018.

As of March 31, 2019, total unrecognized compensation cost related to non-vested restricted shares was $50,820,000, which is expected to be recognized over a weighted-average period of 4.2 years.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended
	March 31,
(in thousands)	2019	2018
Technical Services:
Pressure Pumping	$147,759	$256,155
Downhole Tools	109,671	93,041
Coiled Tubing	20,178	25,196
Nitrogen	11,308	11,431
Snubbing	3,463	3,973
All other	21,700	29,267
Total Technical Services	$314,079	$419,063
Support Services:
Rental Tools	$13,936	$10,020
All other	6,641	7,251
Total Support Services	$20,577	$17,271
Total revenues	$334,656	$436,334

The following summarizes revenues for the United States and separately for all international locations combined for the three months ended March 31, 2019. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

	Three months ended
	March 31,
(in thousands)	2019	2018
United States revenues	$313,968	$417,385
International revenues	20,688	18,949
Total revenues	$334,656	$436,334

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information with respect RPC’s reportable segments for the three months ended March 31, 2019 and 2018 are shown in the following table:

	Three months ended March 31,
(in thousands)	2019	2018
Revenues:
Technical Services	$314,079	$419,063
Support Services	20,577	17,271
Total revenues	$334,656	$436,334
Operating (loss) income:
Technical Services	$(4,457)	$65,005
Support Services	3,137	(905)
Corporate	(4,345)	(4,665)
Gain on disposition of assets, net	3,504	1,363
Total operating (loss) income	$(2,161)	$60,798
Interest expense	(89)	(105)
Interest income	800	402
Other income , net	445	5,395
(Loss) income before income taxes	$(1,005)	$66,490

As of and for the three months ended March 31, 2019	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$39,902	$2,511	$92	$42,505
Capital expenditures	59,889	2,069	322	62,280
Identifiable assets	$969,036	$82,111	$175,345	$1,226,492

As of and for the three months ended March 31, 2018	Technical Services	Support Services	Corporate	Total
(in thousands)
Depreciation and amortization	$33,937	$3,432	$111	$37,480
Capital expenditures	48,551	1,406	525	50,482
Identifiable assets	$933,979	$73,801	$173,237	$1,181,017

7.	INVENTORIES

Inventories of $124,464,000 at March 31, 2019 and $130,083,000 at December 31, 2018 consist of raw materials, parts and supplies.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended March 31,
(in thousands)	2019	2018
Interest cost	$490	$458
Expected return on plan assets	(650)	(709)
Amortization of net losses	230	206
Net periodic benefit cost (credit)	$70	$(45)

The Company did not make any contributions to this plan during the three months ended March 31, 2019 and 2018.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $25,668,000 as of March 31, 2019 and $22,815,000 as of December 31, 2018. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses. Unrealized gains (losses), net related to the SERP assets were approximately as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Unrealized gains (losses), net	$2,852	$(486)

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

On July 26, 2018, the Company entered into Amendment No. 4 to Credit Agreement (the “Amendment”). The Amendment, among other matters, replaces the existing minimum tangible net worth covenant with the following covenants: (i) when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum debt service coverage ratio of 2.00:1.00, and (ii) otherwise, a minimum tangible net worth covenant of no less than $600 million. The Amendment additionally (1) extends the Credit Agreement maturity date from January 17, 2019 to July 26, 2023, (2) eliminates any borrowing base limitations on revolving loans when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, (3) reduces the commitment fees payable by RPC by 7.5 basis points at each pricing level and (4) reduces the letter of credit sublimit from $50 million to $35 million. As of March 31, 2019, the Company was in compliance with these covenants.

Revolving loans under the amended revolving credit facility bear interest at one of the following two rates at the Company’s election:

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.3 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance of $0.3 million at March 31, 2019 is classified as part of non-current other assets.

As of March 31, 2019, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.5 million; therefore, a total of $105.5 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan cost, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended March 31,
(in thousands)	2019	2018
Interest incurred	$89	$103
Interest paid	62	62

10.	INCOME TAXES

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

For the three months ended March 31, 2019, the income tax provision reflects an effective tax rate of 26.5 percent compared to 21.6 percent for the comparable period in the prior year. The 2018 effective tax rate included a one-time $7.5 million discrete tax benefit. The 2018 discrete benefit resulted from tax provision to return adjustments that included release of a valuation allowance on foreign tax credits, state income tax decreases created by the federal tax changes, and an exclusion to compensation limitations of an officer that retired in 2017.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of March 31, 2019 and December 31, 2018:

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at March 31, 2019 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$248	$248	$—	$—
Investments measured at net asset value	$25,668

		Fair Value Measurements at December 31, 2018 with:
(in thousands)	Total	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$211	$211	$—	$—
Investments measured at net asset value	$22,815

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, as described in Note 8, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the period ended March 31, 2019, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at March 31, 2019 and December 31, 2018. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	Pension Adjustment	Foreign Currency Translation	Total
Balance at December 31, 2018	$(15,878)	$(2,868)	$(18,746)
Change during the period:
Before-tax amount	—	98	98
Adoption of accounting standard (Note 2)	(2,732)		(2,732)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	173	—	173
Total activity for the period	(2,559)	98	(2,461)
Balance at March 31, 2019	$(18,437)	$(2,770)	$(21,207)

(1)	Reported as part of selling, general and administrative expenses.

	Pension Adjustment	Unrealized Gain (Loss) On Securities	Foreign Currency Translation	Total
Balance at December 31, 2017	$(14,470)	$15	$(2,247)	$(16,702)
Change during the period:
Before-tax amount	—	(15)	(481)	(496)
Tax benefit	—	—	—	—
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	173	—	—	173
Total activity for the period	173	(15)	(481)	(323)
Balance at March 31, 2018	$(14,297)	$—	$(2,728)	$(17,025)

(1)	Reported as part of selling, general and administrative expenses.

As of January 1, 2018, the balance related to the cumulative unrealized gain on marketable securities included in accumulated other comprehensive income was reclassed upon adoption of ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

In the first quarter of 2019, the Company adopted the provisions of ASU 2018-02, which provides an option to reclassify stranded tax effects within accumulated other comprehensive income/(loss) (AOCI) to retained earnings due to the change in the U.S. federal tax rate as a result of the Tax Cuts and Jobs Act, which took effect in January 2018.  Accordingly, the Company elected to reclassify approximately $2.7 million of stranded tax effects related to its pension plan from AOCI to retained earnings.

13.	LEASES

The Company adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2019 and recognized leases with duration greater than 12 months on the balance sheet using the modified retrospective approach. Prior year financial statements have not been restated and therefore those amounts are not presented below. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed for a carry-forward of the historical lease classification. For leases with terms greater than 12 months, the Company has recorded the related Right-Of-Use (ROU) asset and liability at the present value of lease payments over the term. A few of the leases include rental escalation clauses or renewal options and they have been factored into the determination of lease payments when appropriate. There are no residual value guarantees on the existing leases. The Company estimates its incremental borrowing rate, at lease commencement, to determine the present value of lease payments, since most of the Company’s leases do not provide an implicit rate of return. ROU assets exclude lessor incentives received.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s lease population consists primarily of real estate including its corporate headquarters, office space and warehouses, in addition to vehicles, railcars, storage containers and office equipment. The Company does not have any finance leases. The Company has a significant population of month-to-month real estate leases that have been classified as short-term leases, and therefore has not recognized a ROU asset or lease liability related to them. The Company determines at contract inception, if an arrangement is a lease or contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant and equipment for a period of time in exchange for consideration. The Company has elected not to separate non-lease components from lease components for its leases. Variable lease payments relate primarily to taxes and insurance on real estate contracts and are recognized as expense when incurred.

The Company subleases certain real estate to third parties. Our sublease portfolio consists solely of operating leases. As of March 31, 2019, the Company had no operating leases that had not yet commenced. During the quarter ended March 31, 2019, the Company entered into new leases or modified existing leases that resulted in an increase of ROU assets in exchange for operating lease liabilities as disclosed below.

Lease position:

The table below presents the assets and liabilities related to operating leases recorded on the balance sheet:

(in thousands)	Classification on the Consolidated Balance Sheet	March 31, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$45,854

Liabilities:
Current – operating leases	Current portion of operating leases	$12,547
Non-current – operating leases	Long-term operating lease liabilities	34,348
Total lease liabilities		$46,895

Lease costs:

The components of lease expense for the period are reported as follows:

(in thousands)	Classification on the Consolidated Statements of Operations	Three months ended March 31, 2019
Operating lease cost	Selling, general and administrative expenses	$3,974
Short-term lease cost	Selling, general and administrative expenses	1,774
Variable lease cost	Selling, general and administrative expenses	26
Sublease income	Selling, general and administrative expenses	(18)
Total lease cost		$5,756

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other information:	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities – operating leases (in thousands)	$3,468
ROU assets obtained in exchange for operating lease liabilities (in thousands)	$6,132
Weighted average remaining lease term – operating leases	5.2 years
Weighted average discount rate – operating leases	3.74%

Maturity of lease liabilities (in thousands)	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$11,254
2020	11,630
2021	8,996
2022	6,287
2023	3,868
Thereafter	10,861
Total lease payments	52,896
Less: Amounts representing interest	(6,001)
Present value of lease liabilities	$46,895

14.	SUBSEQUENT EVENT

On April 23, 2019, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable June 10, 2019 to common stockholders of record at the close of business May 10, 2019.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018 is incorporated herein by reference. In 2019, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the three months ended March 31, 2019, capital expenditures totaled $62.3 million primarily for new revenue-producing equipment and capitalized maintenance of our existing equipment.

During the first quarter of 2019, revenues of $334.7 million decreased by $101.7 million or 23.3 percent compared to the same period in the prior year. The decrease in revenues is due to lower pricing and lower activity levels primarily within pressure pumping, which is RPC’s largest service line. International revenues for the first quarter of 2019 increased 9.2 percent to $20.7 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the future.

Cost of revenues decreased during the first quarter of 2019 in comparison to the same period of the prior year, consistent with lower activity levels, due to lower materials and supplies expenses within RPC’s pressure pumping service line, as well as lower maintenance and repair and fuel expenses. As a percentage of revenues, cost of revenues increased in the first quarter of 2019 compared to the same period in the prior year, due to lower revenues and labor costs that are relatively fixed in the short term.

Selling, general and administrative expenses were $45.4 million in the first quarter of 2019 compared to $43.8 million in the first quarter of 2018. As a percentage of revenues, these expenses increased to 13.6 percent in the first quarter of 2019 compared to 10.0 percent in the first quarter of 2018.

Loss before income taxes was $1.0 million for the three months ended March 31, 2019 compared to an operating profit before incomes taxes of $66.5 million in the same period of 2018. Diluted earnings per share were $0.00 for the three months ended March 31, 2019 compared to $0.24 in the same period of 2018. Cash provided by operating activities decreased to $77.1 million for the three months ended March 31, 2019 compared to $109.7 million in the same period of 2018 due to lower earnings coupled with a negative change in working capital.

We expect capital expenditures during the full year of 2019 will be approximately $280 million, and will be directed primarily towards new revenue-producing equipment and capitalized maintenance of our existing equipment.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and the second quarter of 2016, the drilling rig count fell by 79 percent. During the second quarter of 2016, the U.S. domestic drilling rig count reached the lowest level ever recorded. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil began to fall at that time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. During the second quarter of 2016, the price of oil and the U.S. domestic rig count began to increase, and increased steadily throughout the remainder of 2016, throughout 2017 and 2018. At the end of the first quarter of 2019, the U.S. domestic rig count had fallen by approximately seven percent compared with the end of 2018. RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions in the U.S. domestic market fell from 21,355 in 2014 to 8,060 in 2016. Annual well completions increased by approximately 40 percent to 11,277 in 2017, and by approximately 31 percent to 14,756 during 2018. We believe that U.S. oilfield well completion activity will remain at its current level or decline during the near term.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. During the first two quarters of 2016, the prices of oil and natural gas remained at low levels that discouraged our customers from undertaking most of their potential exploration and production activities. The prices of oil and natural gas increased during the third and fourth quarters of 2016, throughout 2017 and continued during the first three quarters of 2018. The price of natural gas continued to rise during the fourth quarter of 2018 and into the first quarter of 2019, due to low natural gas storage levels, cold weather and increasing demand for natural gas exports. In spite of the steady increase in the price of natural gas since mid-2016, we do not believe that it has risen to a level that encourages our customers to increase their natural gas directed drilling and production activities. By contrast, the price of oil began to fall significantly during the fourth quarter of 2018, and at the end of the quarter, was approximately 38 percent lower than at the end of the third quarter of 2018. At the end of the first quarter of 2019, the price of oil had risen by approximately 32 percent when compared with the end of the fourth quarter of 2018. The average price of natural gas liquids in 2018 increased by 14.7 percent compared to the average price for the full year 2017. The change in the price of oil during the first quarter of 2019 carries moderately positive implications for RPC’s near-term activity levels.

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

We continue to monitor the market for our services and the competitive environment. The U.S. domestic rig count has increased sharply since the historical low recorded during the second quarter of 2016, though the rig count has declined through the beginning of the second quarter of 2019. The fact that drilling and completion activities continue to be highly service-intensive and require a large amount of equipment and raw materials carries favorable implications for our activity levels. Furthermore, we note that some wells in the U.S. domestic market have been drilled but not completed. At the end of 2018, the number of wells in this category had increased by approximately 15 percent since the beginning of 2018. We believe that operators will complete many of these wells in the near term, and that they may provide potential revenue for RPC’s completion-directed services. During 2018, we began to observe that oilfield completion crews and equipment were providing services with increasing efficiency, and we believe that this higher efficiency has caused the market for several oilfield completion services, including pressure pumping, to become oversupplied. This trend has continued during the first quarter of 2019, and we believe that this development carries negative consequences for pricing of our services, utilization of our equipment and our financial results during the near term.

Activity levels and pricing for oilfield services reached a level during 2018 that allowed the industry to maintain its equipment and encouraged oilfield service providers to expand their fleets of revenue-producing equipment and hire additional personnel. The prospect of improved financial returns also provided access to the capital markets and allowed previously insolvent service companies to resume operations and add equipment. As a result, competition increased during 2018. Increased competition and improved service efficiency, coupled with the significant decline in oil prices during the fourth quarter of 2018, have become catalysts for lower pricing and activity levels early in 2019. RPC expanded the size of its fleet of revenue-producing equipment modestly during 2018 and has placed orders for a small amount of new equipment to be delivered in 2019. The equipment we placed in service in 2018 and the new equipment we have ordered in 2019 is more powerful and efficient than earlier generations of oilfield service equipment, and we believe that it will produce acceptable financial returns when placed in service. Our consistent response to the near-term potential of lower activity levels and pricing is to undertake moderate fleet expansions which we believe will allow us to maintain a strong balance sheet, even if near-term pricing and activity levels generated by such new equipment are modest.

RPC, INC. AND SUBSIDIARIES

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

Results of Operations

	Three months ended March 31
	2019	2018
Consolidated revenues [in thousands]	$334,656	$436,334
Revenues by business segment [in thousands]:
Technical	$314,079	$419,063
Support	20,577	17,271

Consolidated operating (loss) income [in thousands]	$(1,005)	$60,798
Operating (loss) income by business segment [in thousands]:
Technical	$(4,457)	$65,005
Support	3,137	(905)
Corporate	(4,345)	(4,665)
Gain on disposition of assets, net	3,504	1,363

Percentage cost of revenues to revenues	75.4%	67.7%
Percentage selling, general & administrative expenses to revenues	13.6%	10.0%
Percentage depreciation and amortization expense to revenues	12.7%	8.6%
Average U.S. domestic rig count	1,043	966
Average natural gas price (per thousand cubic feet (mcf))	$2.92	$3.16
Average oil price (per barrel)	$54.58	$62.92

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

Revenues. Revenues for the three months ended March 31, 2019 decreased 23.3 percent compared to the three months ended March 31, 2018. Domestic revenues of $314.0 million decreased 24.8 percent for the three months ended March 31, 2019 compared to the same period in the prior year. The decrease in revenues was due primarily to lower pricing and activity levels within pressure pumping, which is RPC’s largest service line. International revenues of $20.7 million increased 9.2 percent for the three months ended March 31, 2019 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiations and their ultimate duration and can be difficult to predict.

During the first quarter of 2019, the average price of natural gas was 7.6 percent lower and the average price of oil was 13.3 percent lower both as compared to the same period in the prior year. The average domestic rig count during the first quarter of 2019 was 8.0 percent higher than the same period in 2018.

The Technical Services segment revenues for the first quarter of 2019 decreased 25.1 percent compared to the same period in the prior year due to lower pricing and activity levels within pressure pumping, which is the largest service line within Technical Services. The Support Services segment revenues for the first quarter of 2019 increased by 19.1 percent compared to the same period in the prior year. This increase was due principally to improved activity levels and pricing in the rental tool service line, which is the largest service line within this segment. Technical Services incurred an operating loss of $4.5 million during the first quarter of 2019 due to lower pricing and activity levels compared to an operating profit of $65.0 million in the first quarter of the prior year. Support Services reported an operating profit of $3.1 million for the first quarter of 2019 compared to an operating loss of $0.9 million for the first quarter of 2018.

RPC, INC. AND SUBSIDIARIES

Cost of revenues.  Cost of revenues decreased 14.6 percent to $252.4 million for the three months ended March 31, 2019 compared to $295.6 million for the three months ended March 31, 2018. Cost of revenues decreased, consistent with lower activity levels, due to lower materials and supplies expenses within RPC’s pressure pumping service line, as well as lower maintenance and repair and fuel expenses. As a percentage of revenues, cost of revenues increased in the first quarter of 2019 compared to the same period in the prior year, due to lower revenues and labor costs that are relatively fixed in the short term.

Selling, general and administrative expenses. Selling, general and administrative expenses were $45.4 million for the three months ended March 31, 2019 and $43.8 million for the three months ended March 31, 2018. As a percentage of revenues, these costs increased to 13.6 percent in the first quarter of 2019 compared to 10.0 percent in the first quarter of 2018.

Depreciation and amortization. Depreciation and amortization increased 13.4 percent to $42.5 million for the three months ended March 31, 2019, compared to $37.5 million for the quarter ended March 31, 2018 due to capital expenditures made during the previous four quarters.

Gain on disposition of assets, net. Gain on disposition of assets, net increased to $3.5 million for the three months ended March 31, 2019 compared to $1.4 million for the three months ended March 31, 2018. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $0.4 million for the three months ended March 31, 2019 compared to $5.4 million for the same period in the prior year. Other income recorded in the first quarter of 2018 included property insurance proceeds totaling $5.2 million.

Interest expense. Interest expense was $89 thousand for the three months ended March 31, 2019 compared to $105 thousand for the three months ended March 31, 2018. Interest expense consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax (benefit) provision. Income tax benefit was $0.3 million during the three months ended March 31, 2019 compared to an income tax provision of $14.4 million for the same period in 2018. The effective tax rate was 26.5 percent for the three months ended March 31, 2019 compared to 21.6 percent for the three months ended March 31, 2018.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents as of March 31, 2019 were $113.0 million. The following table sets forth the historical cash flows for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(In thousands)	2019	2018
Net cash provided by operating activities	$77,146	$109,663
Net cash used for investing activities	(56,210)	(47,363)
Net cash used for financing activities	(24,184)	(52,367)

Cash provided by operating activities for the three months ended March 31, 2019 decreased by $32.5 million compared to the same period in the prior year. This decrease is due primarily to decreases in net earnings of $52.9 million the deferred income tax provision of $6.4 partially offset by a net favorable change in working capital of $23.9 million and an increase in depreciation and amortization expenses of $4.9 million. The net favorable change in working capital is due to favorable changes of $11.4 million in accounts receivable due to lower revenues and $10.9 million in net income taxes receivable/ payable and $11.9 million in inventories due to lower activity levels. These favorable changes were partially offset by unfavorable changes of $8.3 million in accounts payable and $2.7 million in accrued payroll and related expenses consistent with lower activity levels.

RPC, INC. AND SUBSIDIARIES

Cash used for investing activities for the three months ended March 31, 2019 increased by $8.8 million compared to the three months ended March 31, 2018, primarily because of higher capital expenditures partially offset by an increase in proceeds from the sale of assets.

Cash used for financing activities for the three months ended March 31, 2019 decreased by $28.2 million primarily as a result of the lower cost of repurchases of the Company’s shares on the open market and for taxes related to the vesting of restricted shares.

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2019 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $125 million revolving credit facility that matures in July 2023, as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On July 26, 2018, the Company further amended the revolving credit facility to, among other matters, replace the existing minimum tangible net worth covenant, as well as, (1) extend the maturity date of the revolving credit facility to July 26, 2023, (2) eliminate any borrowing base limitations on revolving loans when certain criteria exist, (3) reduce the commitment fees payable by RPC and (4) reduce the letter of credit sublimit from $50 million to $35 million. As of March 31, 2019, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.5 million; therefore, a total of $105.5 million of the facility was available. For additional information with respect to RPC’s facility, see Note 9 of the Notes to Consolidated Financial Statements included in this report.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position, including access to borrowings under our facility, and the expected amount of cash to be provided by operations. We believe our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels. In addition, the Company's decisions about the amount of cash to be used for investing and financing activities may also be influenced by the financial covenants in our credit facility but we do not expect the covenants to restrict our planned activities. The Company is in compliance with these financial covenants as of March 31, 2019.

Cash Requirements

The Company currently expects that capital expenditures will be approximately $280 million during 2019, of which $62.3 million has been spent as of March 31, 2019. We expect capital expenditures for the remainder of 2019 to be primarily directed towards new revenue-producing equipment and capitalized maintenance of our existing equipment. The actual amount of 2019 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable. There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the first quarter of 2019, the Company did not make any contributions to the plan and does not expect to make any cash contributions for the remainder of 2019.

As of March 31, 2019, the Company’s stock buyback program authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. There were 55,942 shares purchased on the open market during the first quarter of 2019 and 8,787,827 shares remain available to be repurchased under the current authorization as of March 31, 2019. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On April 23, 2019, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable June 10, 2019 to common stockholders of record at the close of business May 10, 2019. In light of the uncertainty in the oilfield market, the reduced dividend strengthens the Company’s capital structure and enhances its ability to maintain a conservative balance sheet. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

RPC, INC. AND SUBSIDIARIES

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. When oilfield activity began to increase in the second quarter of 2016, the Company experienced upward pressure on the price of labor due to the shortage of skilled employees as well as occasional increases in the prices of certain raw materials used in providing our services. During 2018, however, prices for the raw material comprising the Company’s single largest raw material purchase began to decline due to increased sources of supply of the material, particularly in geographic markets located close to the largest U.S. oil and gas basin. In addition, labor cost pressures during the fourth quarter of 2018 began to abate due to lower oilfield activity. These cost pressures have continued to decline in the first quarter of 2019 and early in the second quarter of 2019.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc., RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the three months ended March 31, 2019, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $219,000 for the three months ended March 31, 2019 compared to $241,000 for the comparable period in 2018.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $299,000 for the three months ended March 31, 2019 and $314,000 for the three months ended March 31, 2018.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $26,000 for the three months ended March 31, 2019 and $52,000 for the three months ended March 31, 2018.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes in the critical accounting policies since year-end.

RPC, INC. AND SUBSIDIARIES

IMPACT OF RECENT ACCOUNTING STANDARDS

See Note 2 of the Notes to Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and estimated effects on results of operations and financial condition.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding our plans to continue to pursue international growth opportunities and our belief that international revenues will continue to represent a low percentage of our consolidated revenues in the future; our belief that U.S. oilfield well completion activity will remain at its current level or decline during the near term; our belief that the price of natural gas has not risen to a level that encourages our customers to increase their drilling and production activities; our belief that the change in the price of oil during the first quarter of 2019 carries moderately positive implications for our near-term activity levels; our belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term and that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term; our belief that drilling and completion activities continue to be highly service-intensive and require a large amount of equipment and raw materials and, therefore, carry favorable implications for our activity levels; our belief that many wells in the U.S. domestic market that have been drilled but not completed will be completed in the near term and that they will provide potential revenue for RPC’s completion-directed services; our belief that the equipment we placed in service in 2018 and the new equipment we have ordered so far in 2019 is more powerful and efficient than earlier generations of oilfield service equipment, which will produce acceptable financial returns when placed in service; our belief that undertaking moderate fleet expansions in response to the near-term potential of lower activity levels and pricing will allow us to maintain a strong balance sheet, even if near-term pricing and activity levels generated by such new equipment is modest; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our expectation that we will continue to pay cash dividends, subject to industry conditions, the earnings and financial condition of the Company and other relevant factors; our belief that our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels; our expectations that the financial covenants in our credit facility will not restrict our planned activities; our expectations that capital expenditures will be approximately $280 million during 2019 and that capital expenditures for the remainder of 2019 will be primarily directed towards new revenue-producing equipment and capitalized maintenance of our existing equipment; our expectation that we will not make any cash contributions to our Retirement Income Plan for the remainder of 2019; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

RPC, INC. AND SUBSIDIARIES

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, the potential impact of possible future regulations on hydraulic fracturing on our business, risks of international operations, and reliance on large customers. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of March 31, 2019, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, March 31, 2019 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A. RISK FACTORS

See additional risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

RPC, INC. AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased by the Company and affiliated purchasers in the first quarter of 2019 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2019 to January 31, 2019	188,104	(2)	$11.33	-	8,843,769
February 1, 2019 to February 28, 2019	1,378	(2)	11.34	-	8,843,769
March 1, 2019 to March 31, 2019	55,942	(1)	9.85	55,942	8,787,827
Totals	245,424		$11.00	55,942	8,787,827

(1)	The Company has a stock buyback program initially adopted in 1998 (and subsequently amended in 2013 and 2018) that authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. There were 55,942 shares purchased on the open market during the first quarter of 2019 and 8,787,827 remain available to be repurchased under the current authorization as of March 31, 2019. Currently the program does not have a predetermined expiration date.
(2)	Represent shares repurchased in connection with taxes related to the vesting of certain restricted shares.

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

RPC, INC.

/s/ Richard A. Hubbell
Date: May 2, 2019	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 2, 2019	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

