Form 10-Q
period 2019-06-30
RPC INC
filed 2019-07-31
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ For the quarterly period ended June 30, 2019

Commission File No. 1-8726

RPC, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1550825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2801 Buford Highway, Suite 300, Atlanta, Georgia 30329

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code -- (404) 321-2140

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock, par value $0.10	RES	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of July 19, 2019, RPC, Inc. had 214,578,915 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

(In thousands)

(Unaudited)

	June 30,	December 31,
	2019	2018
		(Note 1)
ASSETS

Cash and cash equivalents	$47,642	$116,262
Accounts receivable, net of allowance for doubtful accounts of $5,577 in 2019 and $4,813 in 2018	358,002	323,533
Inventories	118,606	130,083
Income taxes receivable	4,674	35,832
Prepaid expenses	8,154	9,766
Other current assets	3,049	3,462
Total current assets	540,127	618,938
Property, plant and equipment, less accumulated depreciation of $1,669,168 in 2019 and $1,633,827 in 2018	574,858	517,982
Operating lease right-of-use assets	42,727	—
Goodwill	32,150	32,150
Other assets	34,105	30,510
Total assets	$1,223,967	$1,199,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$122,766	$103,401
Accrued payroll and related expenses	22,981	25,715
Accrued insurance expenses	7,350	6,183
Accrued state, local and other taxes	5,834	3,081
Income taxes payable	1,059	4,706
Current portion of operating lease liabilities	12,181	—
Other accrued expenses	213	151
Total current liabilities	172,384	143,237
Long-term accrued insurance expenses	14,280	12,072
Long-term pension liabilities	33,675	29,638
Deferred income taxes	47,823	60,375
Long-term operating lease liabilities	31,624	—
Other long-term liabilities	2,506	3,839
Total liabilities	302,292	249,161
Common stock	21,458	21,454
Capital in excess of par value	—	—
Retained earnings	920,917	947,711
Accumulated other comprehensive loss	(20,700)	(18,746)
Total stockholders’ equity	921,675	950,419
Total liabilities and stockholders’ equity	$1,223,967	$1,199,580

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$358,516	$467,926	$693,172	$904,260
Cost of revenues (exclusive of items shown below)	265,088	312,079	517,483	607,684
Selling, general and administrative expenses	43,293	42,534	88,714	86,348
Depreciation and amortization	42,881	40,094	85,386	77,574
Gain on disposition of assets, net	(1,133)	(1,810)	(4,637)	(3,173)
Operating income	8,387	75,029	6,226	135,827
Interest expense	(164)	(113)	(253)	(218)
Interest income	594	458	1,394	860
Other (expense) income, net	(53)	4,104	392	9,499
Income before income taxes	8,764	79,478	7,759	145,968
Income tax provision	2,593	19,535	2,327	33,895
Net income	$6,171	$59,943	$5,432	$112,073

Earnings per share
Basic	$0.03	$0.28	$0.02	$0.52
Diluted	$0.03	$0.28	$0.02	$0.52

Dividends per share	$0.05	$0.10	$0.15	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$6,171	$59,943	$5,432	$112,073

Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	174	155	347	328
Foreign currency translation	333	66	431	(415)
Comprehensive income	$6,678	$60,164	$6,210	$111,986

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In thousands)

(Unaudited)

	Six months ended June 30, 2019
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance , December 31, 2018	214,544	$21,454	$—	$947,711	$(18,746)	$950,419
Adoption of accounting standards (Note 2)	—	—	—	2,376	(2,732)	(356)
Stock issued for stock incentive plans, net	843	84	2,368	—	—	2,452
Stock purchased and retired	(245)	(24)	(2,368)	(306)	—	(2,698)
Net loss	—	—	—	(739)	—	(739)
Dividends	—	—	—	(21,486)	—	(21,486)
Pension adjustment, net of taxes	—	—	—	—	173	173
Foreign currency translation	—	—	—	—	98	98
Balance, March 31, 2019	215,142	$21,514	$—	$927,556	$(21,207)	$927,863
Adoption of accounting standards (Note 2)	—	—	—	87	—	87
Stock issued for stock incentive plans, net	(23)	(2)	2,438	—	—	2,436
Stock purchased and retired	(540)	(54)	(2,438)	(2,159)	—	(4,651)
Net income	—	—	—	6,171	—	6,171
Dividends	—	—	—	(10,738)	—	(10,738)
Pension adjustment, net of taxes	—	—	—	—	174	174
Foreign currency translation	—	—	—	—	333	333
Balance, June 30, 2019	214,579	$21,458	$—	$920,917	$(20,700)	$921,675

	Six months ended June 30, 2018
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance , December 31, 2017	216,544	$21,654	$—	$906,745	$(16,702)	$911,697
Adoption of accounting standard (Note 2)	—	—	—	15	(15)	—
Stock issued for stock incentive plans, net	498	50	2,505	—	—	2,555
Stock purchased and retired	(1,573)	(157)	(2,505)	(28,048)	—	(30,710)
Net income	—	—	—	52,130	—	52,130
Dividends	—	—	—	(21,657)	—	(21,657)
Pension adjustment, net of taxes	—	—	—	—	173	173
Foreign currency translation	—	—	—	—	(481)	(481)
Balance, March 31, 2018	215,469	$21,547	$—	$909,185	$(17,025)	$913,707
Adoption of accounting standard (Note 2)	—	—	—	—	—	0
Stock issued for stock incentive plans, net	(82)	(8)	2,039	—	—	2,031
Stock purchased and retired	(560)	(56)	(2,039)	(7,291)	—	(9,386)
Net income	—	—	—	59,943	—	59,943
Dividends	—	—	—	(21,529)	—	(21,529)
Pension adjustment, net of taxes	—	—	—	—	155	155
Foreign currency translation	—	—	—	—	66	66
Balance, June 30, 2018	214,827	$21,483	$—	$940,308	$(16,804)	$944,987

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In thousands)

(Unaudited)

	Six months ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$5,432	$112,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	86,809	79,410
Stock-based compensation expense	4,888	4,586
Gain on disposition of assets, net	(4,637)	(3,173)
Deferred income tax (benefit) provision	(12,579)	5,171
(Increase) decrease in assets:
Accounts receivable	(34,337)	843
Income taxes receivable	31,158	18,984
Inventories	11,701	(11,880)
Prepaid expenses	1,614	2,607
Other current assets	600	990
Other non-current assets	(3,609)	(1,113)
Increase (decrease) in liabilities:
Accounts payable	2,764	22,892
Income taxes payable	(3,647)	4,342
Accrued payroll and related expenses	(2,758)	515
Accrued insurance expenses	1,167	293
Accrued state, local and other taxes	2,753	(2,751)
Other accrued expenses	(349)	160
Pension liabilities	4,497	(4,367)
Long-term accrued insurance expenses	2,208	440
Other long-term liabilities	(245)	(818)
Net cash provided by operating activities	93,430	229,204

INVESTING ACTIVITIES
Capital expenditures	(132,253)	(149,692)
Proceeds from sale of assets	9,776	6,895
Net cash used for investing activities	(122,477)	(142,797)

FINANCING ACTIVITIES
Payment of dividends	(32,224)	(43,186)
Cash paid for common stock purchased and retired	(7,349)	(40,096)
Net cash used for financing activities	(39,573)	(83,282)

Net (decrease) increase in cash and cash equivalents	(68,620)	3,125
Cash and cash equivalents at beginning of period	116,262	91,050
Cash and cash equivalents at end of period	$47,642	$94,175

Supplemental cash flows disclosure:
Income taxes (refund) paid, net	$(12,125)	$4,977

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$31,407	$19,727

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of ASC 718 to include share-based payments issued to nonemployees for goods or services, thereby substantially aligning the accounting for share-

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

based payments to nonemployees and employees. The Company adopted these provisions in the first quarter of 2019 and the adoption did not have a material impact on its consolidated financial statements.

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

ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments reduce the complexity for the accounting for costs of implementing a cloud computing service arrangement and align the requirements for capitalizing implementation costs that are incurred in a hosting arrangement that is a service contract with the costs incurred to develop or obtain internal-use software. The provisions may be applied prospectively or retrospectively. The amendments are effective starting in the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

RPC contracts with its customers to provide the following services by reportable segment:

Technical Services

●	Includes pressure pumping, downhole tools services, coiled tubing, nitrogen, snubbing and other oilfield related services including wireline, well control, fishing and pump down services.

Support Services

●	Rental tools – RPC rents tools to its customers for use with onshore and offshore oil and gas well drilling, completion and workover activities.
●	Other support services include oilfield pipe inspection services, pipe management and pipe storage; well control training and consulting.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Oilfield services transferred at a point in time	$—	$—	$—	$—
Oilfield services transferred over time	358,516	467,926	693,172	904,260
Total revenues	$358,516	$467,926	$693,172	$904,260

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net on the consolidated balance sheets are shown below:

	June 30,	December 31,	June 30,	December 31,
(in thousands)	2019	2018	2018	2017
Unbilled trade receivables	$95,898	$56,408	$113,453	$68,494

Substantially all of the unbilled trade receivables disclosed were invoiced during the following quarter.

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

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Net income available for stockholders:	$6,171	$59,943	$5,432	$112,073
Less: Adjustments for earnings attributable to participating securities	(109)	(673)	(334)	(1,266)
Net income used in calculating earnings per share	$6,062	$59,270	$5,098	$110,807

Weighted average shares outstanding (including participating securities)	214,908	215,194	214,974	215,641
Adjustment for participating securities	(2,569)	(2,473)	(2,559)	(2,528)
Shares used in calculating basic and diluted earnings per share	212,339	212,721	212,415	213,113

5.    STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares. As of June 30, 2019, there were 4,578,747 shares available for grant.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Pre-tax expense	$2,436	$2,031	$4,888	$4,586
After tax expense	$1,839	$1,533	$3,690	$3,462

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2019:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at December 31, 2018	2,352,150	$17.15
Granted	858,150	11.39
Vested	(615,160)	14.71
Forfeited	(37,613)	15.69
Non-vested shares at June 30, 2019	2,557,527	$13.21

The total fair value of shares vested was $6,970,000 during the six months ended June 30, 2019 and $16,194,000 during the six months ended June 30, 2018. Excess tax benefits or deficits realized from tax compensation deductions in excess of, or lower than compensation expense are recorded as either a beneficial or detrimental discrete tax adjustment. This discrete tax adjustment was a detriment of $510,000 for the six months ended June 30, 2019 and a benefit of $1,620,000 for the six months ended June 30, 2018.

As of June 30, 2019, total unrecognized compensation cost related to non-vested restricted shares was $48,384,000, which is expected to be recognized over a weighted-average period of 3.9 years.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Technical Services:
Pressure Pumping	$170,066	$269,040	$317,825	$525,195
Downhole Tools	112,763	107,521	222,434	200,562
Coiled Tubing	21,284	27,404	41,462	52,600
Nitrogen	12,219	11,784	23,527	23,215
Snubbing	4,355	6,055	7,818	10,027
All other	17,347	28,048	39,047	57,316
Total Technical Services	$338,034	$449,852	$652,113	$868,915
Support Services:
Rental Tools	$13,962	$12,550	$27,898	$22,570
All other	6,520	5,524	13,161	12,775
Total Support Services	$20,482	$18,074	$41,059	$35,345
Total revenues	$358,516	$467,926	$693,172	$904,260

The following summarizes revenues for the United States and separately for all international locations combined for the three and six months ended June 30, 2019. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
United States revenues	$343,688	$443,922	$657,656	$861,306
International revenues	14,828	24,004	35,516	42,954
Total revenues	$358,516	$467,926	$693,172	$904,260

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information with respect RPC’s reportable segments for the three and six months ended June 30, 2019 and 2018 are shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Revenues:
Technical Services	$338,034	$449,852	$652,113	$868,915
Support Services	20,482	18,074	41,059	35,345
Total revenues	$358,516	$467,926	$693,172	$904,260
Operating income (loss):
Technical Services	$6,850	$75,624	$2,392	$140,629
Support Services	4,018	1,193	7,155	288
Corporate	(3,614)	(3,598)	(7,958)	(8,263)
Gain on disposition of assets, net	1,133	1,810	4,637	3,173
Total operating income	$8,387	$75,029	$6,226	$135,827
Interest expense	(164)	(113)	(253)	(218)
Interest income	594	458	1,394	860
Other (expense) income , net	(53)	4,104	392	9,499
Income before income taxes	$8,764	$79,478	$7,759	$145,968

As of and for the six months ended	Technical	Support
June 30, 2019	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$80,370	$4,856	$160	$85,386
Capital expenditures	125,171	6,260	822	132,253
Identifiable assets	$1,030,073	$86,928	$106,966	$1,223,967

As of and for the six months ended	Technical	Support
June 30, 2018	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$70,910	$6,444	$220	$77,574
Capital expenditures	144,511	4,467	714	149,692
Identifiable assets	$983,177	$77,372	$158,099	$1,218,648

7.    INVENTORIES

Inventories of $118,606,000 at June 30, 2019 and $130,083,000 at December 31, 2018 consist of raw materials, parts and supplies.

8.    EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Interest cost	$490	$458	$980	$916
Expected return on plan assets	(650)	(709)	(1,300)	(1,418)
Amortization of net losses	230	206	460	412
Net periodic benefit cost (credit)	$70	$(45)	$140	$(90)

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company did not make any contributions to this plan during the six months ended June 30, 2019; and a contribution of $5,000,000 was made during the six months ended June 30, 2018.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $26,454,000 as of June 30, 2019 and $22,815,000 as of December 31, 2018. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses. Unrealized gains (losses), net related to the SERP assets were approximately as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Unrealized gains, net	$785	$871	$3,636	$385

The SERP liability includes participant deferrals net of distributions and is recorded on the consolidated balance sheets in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

9.    NOTES PAYABLE TO BANKS

The Company has a revolving credit facility with Bank of America and five other lenders which provides for a line of credit of up to $125 million, including a $35 million letter of credit subfacility, and a $35 million swingline subfacility. The revolving credit facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company's 100 percent owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company's minor subsidiaries are not guarantors.

On July 26, 2018, the Company entered into Amendment No. 4 to Credit Agreement (the “Amendment”). The Amendment, among other matters, replaces the existing minimum tangible net worth covenant with the following covenants: (i) when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum debt service coverage ratio of 2.00:1.00, and (ii) otherwise, a minimum tangible net worth covenant of no less than $600 million. The Amendment additionally (1) extends the Credit Agreement maturity date from January 17, 2019 to July 26, 2023, (2) eliminates any borrowing base limitations on revolving loans when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, (3) reduces the commitment fees payable by RPC by 7.5 basis points at each pricing level and (4) reduces the letter of credit sublimit from $50 million to $35 million. As of June 30, 2019, the Company was in compliance with these covenants.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company pays an annual fee ranging from 0.15% to 0.25%, based on a quarterly consolidated leverage ratio calculation, on the unused portion of the credit facility.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.3 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance of $0.3 million at June 30, 2019 is classified as part of non-current other assets.

As of June 30, 2019, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $20.6 million; therefore, a total of $104.4 million of the facility was available.

Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan cost, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Interest incurred	$89	$103	$178	$206
Interest paid	58	62	121	133

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

For the three months ended June 30, 2019, the income tax provision reflects an effective tax rate of 29.6 percent compared to 24.6 percent for the comparable period in the prior year. For the six months ended June 30, 2019, the income tax provision reflects an effective tax rate of 30.0 percent compared to 23.2 percent for the comparable period in the prior year. The 2019 effective rate includes detrimental discrete adjustments of $2.2 million resulting from restricted stock vesting and dividends as compared to the 2018 effective rate.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of June 30, 2019 and December 31, 2018:

Fair Value Measurements at June 30, 2019 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$232	$232	$—	$—
Investments measured at net asset value	$26,454

Fair Value Measurements at December 31, 2018 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$211	$211	$—	$—
Investments measured at net asset value	$22,815

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, as described in Note 8, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the period ended June 30, 2019, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at June 30, 2019 and December 31, 2018. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2018	$(15,878)	$(2,868)	$(18,746)
Change during the period:
Before-tax amount	—	431	431
Adoption of accounting standard (Note 2)	(2,732)		(2,732)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	347	—	347
Total activity for the period	(2,385)	431	(1,954)
Balance at June 30, 2019	$(18,263)	$(2,437)	$(20,700)
(1)	Reported as part of selling, general and administrative expenses.

		Unrealized	Foreign
	Pension	Gain (Loss) On	Currency
	Adjustment	Securities	Translation	Total
Balance at December 31, 2017	$(14,470)	$15	$(2,247)	$(16,702)
Change during the period:
Before-tax amount	—	(15)	(415)	(430)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	328	—	—	328
Total activity for the period	328	(15)	(415)	(102)
Balance at June 30, 2018	$(14,142)	$—	$(2,662)	$(16,804)
(1)	Reported as part of selling, general and administrative expenses.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company subleases certain real estate to third parties. Our sublease portfolio consists solely of operating leases. As of June 30, 2019, the Company had no operating leases that had not yet commenced. During the six months ended June 30, 2019, the Company entered into new leases or modified existing leases that resulted in an increase of ROU assets in exchange for operating lease liabilities as disclosed below.

Lease position:

The table below presents the assets and liabilities related to operating leases recorded on the balance sheet:

(in thousands)	Classification on the Consolidated Balance Sheet	June 30, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$42,727

Liabilities:
Current – operating leases	Current portion of operating leases	$12,181
Non-current – operating leases	Long-term operating lease liabilities	31,624
Total lease liabilities		$43,805

Lease costs:

The components of lease expense for the period are reported as follows:

	Classification on the Consolidated	Three months ended	Six months ended
(in thousands)	Statements of Operations	June 30, 2019	June 30, 2019
Operating lease cost	Selling, general and administrative expenses	$3,904	$7,878
Short-term lease cost	Selling, general and administrative expenses	2,142	3,916
Variable lease cost	Selling, general and administrative expenses	26	52
Sublease income	Selling, general and administrative expenses	(18)	(36)
Total lease cost		$6,054	$11,810

	Six months ended
Other information:	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities – operating leases (in thousands)	$6,992
ROU assets obtained in exchange for operating lease liabilities (in thousands)	$6,559
Weighted average remaining lease term – operating leases	5.5	years
Weighted average discount rate – operating leases	3.74%

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating
Maturity of lease liabilities (in thousands)	Leases
2019 (excluding the six months ended June 30, 2019)	$7,021
2020	11,900
2021	9,147
2022	6,370
2023	3,881
Thereafter	10,868
Total lease payments	49,187
Less: Amounts representing interest	(5,382)
Present value of lease liabilities	$43,805

14.  SUBSEQUENT EVENT

On July 23, 2019, the Board of Directors voted to suspend RPC's dividend to common stockholders.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018 is incorporated herein by reference. In 2019, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the three months ended June 30, 2019, capital expenditures totaled $70.0 million primarily for new revenue-producing equipment and capitalized maintenance of our existing equipment.

During the second quarter of 2019, revenues of $358.5 million decreased by $109.4 million or 23.4 percent compared to the same period in the prior year. The decrease in revenues is due to lower pricing, lower activity levels and an unfavorable materials mix within pressure pumping, which is RPC’s largest service line. International revenues for the second quarter of 2019 decreased 38.2 percent to $14.8 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the future.

Cost of revenues decreased during the second quarter of 2019 in comparison to the same period of the prior year, consistent with lower activity levels, due to lower materials and supplies expenses, including an unfavorable materials mix within RPC’s pressure pumping service line, as well as lower fuel costs. As a percentage of revenues, cost of revenues increased in the second quarter of 2019 compared to the same period in the prior year, due to lower revenues, increasingly competitive pricing for our services and labor costs inefficiencies.

Selling, general and administrative expenses were $43.3 million in the second quarter of 2019 compared to $42.5 million in the second quarter of 2018. As a percentage of revenues, these expenses increased to 12.1 percent in the second quarter of 2019 compared to 9.1 percent in the second quarter of 2018 due to the leverage of lower revenues over primarily fixed expenses.

Income before income taxes was $8.8 million for the three months ended June 30, 2019 compared to $79.5 million in the same period of 2018. Diluted earnings per share were $0.03 for the three months ended June 30, 2019 compared to $0.28 in the same period of 2018. Cash provided by operating activities decreased to $93.4 million for the six months ended June 30, 2019 compared to $229.2 million in the same period of 2018 due to lower earnings coupled with a negative change in working capital.

We expect capital expenditures in 2019 will be approximately $260 million, and will be directed primarily towards new revenue-producing equipment and capitalized maintenance of our existing equipment.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and the second quarter of 2016, the drilling rig count fell by 79 percent. During the second quarter of 2016, the U.S. domestic drilling rig count reached the lowest level ever recorded. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil began to fall at that time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. During the second quarter of 2016, the price of oil and the U.S. domestic rig count began to increase, and increased steadily throughout the remainder of 2016, 2017 and 2018. At the end of the second quarter of 2019, the U.S. domestic rig count had fallen by approximately eleven percent compared with the end of 2018. RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, we believe the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions in the U.S. domestic market fell from 21,355 in 2014 to 8,060 in 2016. Annual well completions increased by approximately 40 percent to 11,277 in 2017, and by approximately 31 percent to 14,756 during 2018. We believe that U.S. oilfield well completion activity will remain at its current level or decline during the near term.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. During the first two quarters of 2016, the prices of oil and natural gas remained at low levels that discouraged our customers from undertaking most of their potential exploration and production activities. The prices of oil and natural gas increased during the third and fourth quarters of 2016, throughout 2017 and continued during the first three quarters of 2018. The price of natural gas continued to rise during the fourth quarter of 2018 and into the first quarter of 2019, due to low natural gas storage levels, cold weather and increasing demand for natural gas exports. In spite of the steady increase in the price of natural gas since mid-2016, we do not believe that it has risen to a level that encourages our customers to increase their natural gas directed drilling and production activities. By contrast, the price of oil began to fall significantly during the fourth quarter of 2018, and at the end of the quarter, was approximately 38 percent lower than at the end of the third quarter of 2018. At the end of the second quarter of 2019, the price of oil had risen by approximately 29 percent when compared with the end of the fourth quarter of 2018. The average price of natural gas liquids in 2018 increased by 14.7 percent compared to the average price for the full year 2017. The change in the price of oil during the first and second quarters of 2019 carries moderately positive implications for RPC’s near-term activity levels.

The majority of the U.S. domestic rig count remains directed towards oil. At the beginning of 2019, approximately 81 percent of the U.S. domestic rig count was directed towards oil, consistent with the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.

We continue to monitor the market for our services and the competitive environment. The U.S. domestic rig count has increased sharply since the historical low recorded during the second quarter of 2016, though the rig count has declined through the second quarter of 2019. The fact that drilling and completion activities continue to be highly service-intensive and require a large amount of equipment and raw materials carries favorable implications for our activity levels. Furthermore, we note that some wells in the U.S. domestic market have been drilled but not completed. At the end of the second quarter of 2019, the number of wells in this category had increased by approximately three percent since the beginning of 2019. We believe that operators will complete some of these wells in the near term, and that they may provide potential revenue for RPC’s completion-directed services. Also, during 2018, we began to observe that oilfield completion crews and equipment were providing services with increasing efficiency, and we believe that this higher efficiency has caused the market for several oilfield completion services, including pressure pumping, to become oversupplied. This trend has continued during the first and second quarters of 2019, and we believe that this development carries negative consequences for pricing of our services, utilization of our equipment and our financial results during the near term.

RPC, INC. AND SUBSIDIARIES

Activity levels and pricing for oilfield services reached a level during 2018 that allowed the industry to maintain its equipment and encouraged oilfield service providers to expand their fleets of revenue-producing equipment and hire additional personnel. The prospect of improved financial returns also provided access to the capital markets and allowed previously insolvent service companies to resume operations and add equipment. As a result, competition increased during 2018. Increased competition and improved service efficiency, coupled with the significant decline in oil prices during the fourth quarter of 2018, became catalysts for lower pricing and activity levels during the first and second quarters of 2019. RPC expanded the size of its fleet of revenue-producing equipment modestly during 2018 and has placed orders for a small amount of new equipment to be delivered in 2019. The equipment we placed in service in 2018 and 2019 is more powerful and efficient than earlier generations of oilfield service equipment, and we believe that it will produce acceptable financial returns when placed in service. Our consistent response to the near-term potential of lower activity levels and pricing is to undertake moderate fleet expansions which we believe will allow us to maintain a strong balance sheet, even if near-term pricing and activity levels generated by such new equipment are modest.

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

Results of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Consolidated revenues [in thousands]	$358,516	$467,926	$693,172	$904,260
Revenues by business segment [in thousands]:
Technical	$338,034	$449,852	$652,113	$868,915
Support	20,482	18,074	41,059	35,345

Consolidated operating income [in thousands]	$8,387	$75,029	$6,226	$135,827
Operating income (loss) by business segment [in thousands]:
Technical	$6,850	$75,624	$2,392	$140,629
Support	4,018	1,193	7,155	288
Corporate	(3,614)	(3,598)	(7,958)	(8,263)
Gain on disposition of assets, net	1,133	1,810	4,637	3,173

Percentage cost of revenues to revenues	73.9%	66.7%	74.7%	67.2%
Percentage selling, general & administrative expenses to revenues	12.1%	9.1%	12.8%	9.5%
Percentage depreciation and amortization expense to revenues	12.0%	8.6%	12.3%	8.6%
Average U.S. domestic rig count	989	1,039	1,016	1,003
Average natural gas price (per thousand cubic feet (mcf))	$2.57	$2.85	$2.75	$3.01
Average oil price (per barrel)	$59.89	$68.05	$57.24	$65.49

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THREE MONTHS ENDED JUNE 30, 2018

Revenues. Revenues of $358.5 million for the three months ended June 30, 2019 decreased 23.4 percent compared to the three months ended June 30, 2018. Domestic revenues of $343.7 million decreased 22.6 percent for the three months ended June 30, 2019 compared to the same period in the prior year. The decrease in revenues was due primarily to lower pricing, lower activity levels, and an unfavorable materials mix within pressure pumping, which is RPC’s largest service line. International revenues of $14.8 million decreased 38.2 percent for the three months ended June 30, 2019 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiations and their ultimate duration and can be difficult to predict.

RPC, INC. AND SUBSIDIARIES

During the second quarter of 2019, the average price of natural gas was 9.8 percent lower and the average price of oil was 12.0 percent lower, both as compared to the same period in the prior year. The average domestic rig count during the second quarter of 2019 was 4.8 percent lower than the same period in 2018.

The Technical Services segment revenues for the second quarter of 2019 decreased 24.9 percent compared to the same period in the prior year due to lower pricing and activity levels within most of the service lines which comprise this segment. The Support Services segment revenues for the second quarter of 2019 increased by 13.3 percent compared to the same period in the prior year. This increase was due principally to improved activity levels across all service lines within this segment. Technical Services reported a significantly lower operating profit of $6.9 million during the second quarter of 2019 compared to $75.6 million in the second quarter of 2018 due to lower pricing and activity levels. Support Services reported a higher operating profit of $4.0 million for the second quarter of 2019 compared to $1.2 million for the second quarter of 2018.

Cost of revenues. Cost of revenues decreased 15.1 percent to $265.1 million for the three months ended June 30, 2019 compared to $312.1 million for the three months ended June 30, 2018. Cost of revenues decreased, consistent with lower activity levels, due to lower materials and supplies expenses, including an unfavorable materials mix within RPC’s pressure pumping service line, as well as lower fuel costs. As a percentage of revenues, cost of revenues increased in the second quarter of 2019 compared to the same period in the prior year, due to lower revenues, increasingly competitive pricing for our services, and labor cost inefficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses were $43.3 million for the three months ended June 30, 2019 and $42.5 million for the three months ended June 30, 2018. As a percentage of revenues, these costs increased to 12.1 percent in the second quarter of 2019 compared to 9.1 percent in the second quarter of 2018 due to the leverage of lower revenues over primarily fixed expenses.

Depreciation and amortization. Depreciation and amortization increased 7.0 percent to $42.9 million for the three months ended June 30, 2019, compared to $40.1 million for the three months ended June 30, 2018 due to capital expenditures made during the previous four quarters.

Gain on disposition of assets, net. Gain on disposition of assets, net decreased to $1.1 million for the three months ended June 30, 2019 compared to $1.8 million for the three months ended June 30, 2018. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other expense, net was $53 thousand for the three months ended June 30, 2019 compared to other income, net of $4.1 million for the same period in the prior year. Other income recorded in the second quarter of 2018 included property insurance proceeds of $4.4 million.

Interest expense. Interest expense was $164 thousand for the three months ended June 30, 2019 compared to $113 thousand for the three months ended June 30, 2018. Interest expense consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax provision. Income tax provision was $2.6 million during the three months ended June 30, 2019 compared to $19.5 million for the same period in 2018. The effective tax rate was 29.6 percent for the three months ended June 30, 2019 compared to 24.6 percent for the three months ended June 30, 2018. The 2019 effective rate includes detrimental discrete adjustments of $2.2 million resulting from restricted stock vesting and dividends as compared to the 2018 effective rate.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO SIX MONTHS ENDED JUNE 30, 2018

Revenues. Revenues of $693.2 million for the six months ended June 30, 2019 decreased 23.3 percent compared to the six months ended June 30, 2018. Domestic revenues of $657.7 million decreased 23.6 percent for the six months ended June 30, 2019 compared to the same period in the prior year. The decrease in revenues was due primarily to lower

RPC, INC. AND SUBSIDIARIES

pricing, lower activity levels, and an unfavorable materials mix within pressure pumping, which is RPC’s largest service line. International revenues of $35.5 million decreased 17.3 percent for the six months ended June 30, 2019 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiations and their ultimate duration and can be difficult to predict.

During the six months ended June 30, 2019, the average price of natural gas was 8.7 percent lower and the average price of oil was 12.6 percent lower both as compared to the same period in the prior year. The average domestic rig count during the six months ended June 30, 2019 was 1.0 percent higher than the same period in 2018.

The Technical Services segment revenues for the six months ended June 30, 2019 decreased 25.0 percent compared to the same period in the prior year due to lower pricing and activity levels within most of the service lines which comprise this segment. The Support Services segment revenues for the six months ended June 30, 2019 increased by 16.2 percent compared to the same period in the prior year. This increase was due principally to improved activity levels across all services lines within this segment. Technical Services reported significantly lower operating profit of $2.4 million during the six months ended June 30, 2019 compared to $140.6 million in the same period of the prior year due to lower pricing and activity levels. Support Services reported higher operating profit of $7.2 million for the six months ended June 30, 2019 compared to $0.3 million for the six months ended June 30, 2018.

Cost of revenues. Cost of revenues decreased 14.8 percent to $517.5 million for the six months ended June 30, 2019 compared to $607.7 million for the six months ended June 30, 2018. Cost of revenues decreased, consistent with lower activity levels, due to lower materials and supplies expenses within RPC’s pressure pumping service line, as well as lower fuel costs and maintenance and repairs expense. As a percentage of revenues, cost of revenues increased in the six months ended June 30, 2019 compared to the same period in the prior year, due to lower revenues, increasingly competitive pricing for our services, and labor cost inefficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses were $88.7 million for the six months ended June 30, 2019 and $86.3 million for the six months ended June 30, 2018. As a percentage of revenues, these costs increased to 12.8 percent in the six months ended June 30, 2019 compared to 9.5 percent in the six months ended June 30, 2018 due to the leverage of lower revenues over primarily fixed expenses.

Depreciation and amortization. Depreciation and amortization increased 10.1 percent to $85.4 million for the six months ended June 30, 2019, compared to $77.6 million for the quarter ended June 30, 2018 due to capital expenditures made during the previous four quarters.

Gain on disposition of assets, net. Gain on disposition of assets, net increased to $4.6 million for the six months ended June 30, 2019 compared to $3.2 million for the six months ended June 30, 2018. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $0.4 million for the six months ended June 30, 2019 compared to $9.5 million for the same period in the prior year. Other income recorded in the six months ended June 30, 2018 included property insurance proceeds of approximately $9.6 million.

Interest expense. Interest expense was $253 thousand for the six months ended June 30, 2019 compared to $218 thousand for the six months ended June 30, 2018. Interest expense consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax provision. Income tax provision was $2.3 million during the six months ended June 30, 2019 compared to $33.9 million for the same period in 2018. The effective tax rate was 30.0 percent for the six months ended June 30, 2019 compared to 23.2 percent for the six months ended June 30, 2018. The 2019 effective rate includes detrimental discrete adjustments of $2.2 million resulting from restricted stock vesting and dividends as compared to the 2018 effective rate.

RPC, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents as of June 30, 2019 were $47.6 million. The following table sets forth the historical cash flows for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$93,430	$229,204
Net cash used for investing activities	(122,477)	(142,797)
Net cash used for financing activities	(39,573)	(83,282)

Cash provided by operating activities for the six months ended June 30, 2019 decreased by $135.8 million compared to the same period in the prior year. This decrease is due primarily to decreases in net earnings of $106.6 million and the deferred income tax provision of $17.7 million coupled with a net unfavorable change in working capital of $26.3 million partially offset by increases in depreciation and amortization expenses of $7.4 million and long-term pension liability of $8.9 million. The net unfavorable change in working capital is due to unfavorable changes of $35.2 million in accounts receivable due to lower revenues, $20.1 million in accounts payable and $3.3 million in accrued payroll due to lower activity levels. These unfavorable changes were partially offset by favorable changes of $23.6 million in inventory, $4.2 million in income taxes receivable, payable (net) and $5.5 million accrued state and local taxes.

Cash used for investing activities for the six months ended June 30, 2019 decreased by $20.3 million compared to the six months ended June 30, 2018, primarily because of lower capital expenditures partially offset by an increase in proceeds from the sale of assets.

Cash used for financing activities for the six months ended June 30, 2019 decreased by $43.7 million primarily as a result of lower dividends paid to common stock holders as well as lower cost of repurchases of the Company’s shares on the open market and for taxes related to the vesting of restricted shares.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2019 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $125 million revolving credit facility that matures in July 2023, as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On July 26, 2018, the Company further amended the revolving credit facility to, among other matters, replace the existing minimum tangible net worth covenant, as well as, (1) extend the maturity date of the revolving credit facility to July 26, 2023, (2) eliminate any borrowing base limitations on revolving loans when certain criteria exist, (3) reduce the commitment fees payable by RPC and (4) reduce the letter of credit sublimit from $50 million to $35 million. As of June 30, 2019, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $20.6 million; therefore, a total of $104.4 million of the facility was available. For additional information with respect to RPC’s facility, see Note 9 of the Notes to Consolidated Financial Statements included in this report.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position, including access to borrowings under our facility, and the expected amount of cash to be provided by operations. We believe our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels. In addition, the Company's decisions about the amount of cash to be used for investing and financing activities may also be influenced by the financial covenants in our credit facility, but we do not expect the covenants to restrict our planned activities. The Company is in compliance with these financial covenants as of June 30, 2019.

RPC, INC. AND SUBSIDIARIES

Cash Requirements

The Company currently expects that capital expenditures will be approximately $260 million during 2019, of which $132.3 million has been spent as of June 30, 2019. We expect capital expenditures for the remainder of 2019 to be primarily directed towards new revenue-producing equipment and capitalized maintenance of our existing equipment. The actual amount of 2019 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable. There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the six months ended June 30, 2019, the Company did not make any contributions to the plan and does not expect to make any cash contributions for the remainder of 2019.

As of June 30, 2019, the Company’s stock buyback program authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. There were 539,643 shares purchased on the open market during the second quarter of 2019 and 8,248,184 shares remain available to be repurchased under the current authorization as of June 30, 2019. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On July 22, 2019, the Board of Directors voted to suspend RPC’s dividend to common stockholders. The Company expects to resume cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. When oilfield activity began to increase in the second quarter of 2016, the Company experienced upward pressure on the price of labor due to the shortage of skilled employees as well as occasional increases in the prices of certain raw materials used in providing our services. During 2018, however, prices for the raw material comprising the Company’s single largest raw material purchase began to decline due to increased sources of supply of the material, particularly in geographic markets located close to the largest U.S. oil and gas basin. In addition, labor cost pressures during the fourth quarter of 2018 began to abate due to lower oilfield activity. These cost pressures continued to decline in the first and second quarters of 2019.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RPC, INC. AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc., RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the six months ended June 30, 2019, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $427,000 for the six months ended June 30, 2019 compared to $451,000 for the comparable period in 2018.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $587,000 for the six months ended June 30, 2019 and $602,000 for the six months ended June 30, 2018.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $60,000 for the six months ended June 30, 2019 and $75,000 for the six months ended June 30, 2018.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding our plans to continue to pursue international growth opportunities and our belief that international revenues will continue to be less than ten percent of our

RPC, INC. AND SUBSIDIARIES

consolidated revenues in the future; our belief that U.S. oilfield well completion activity will remain at its current level or decline during the near term; our belief that the price of natural gas has not risen to a level that encourages our customers to increase their drilling and production activities; our belief that the change in the price of oil during the first and second quarters of 2019 carries moderately positive implications for our near-term activity levels; our belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term and that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term; our belief that drilling and completion activities continue to be highly service-intensive and require a large amount of equipment and raw materials and, therefore, carry favorable implications for our activity levels; our belief that many wells in the U.S. domestic market that have been drilled but not completed will be completed in the near term and that they will provide potential revenue for RPC’s completion-directed services; our belief that the equipment we placed in service in 2018 and the new equipment we have ordered so far in 2019 is more powerful and efficient than earlier generations of oilfield service equipment, which will produce acceptable financial returns when placed in service; our belief that undertaking moderate fleet expansions in response to the near-term potential of lower activity levels and pricing will allow us to maintain a strong balance sheet, even if near-term pricing and activity levels generated by such new equipment is modest; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our expectation that we will continue to pay cash dividends, subject to industry conditions, the earnings and financial condition of the Company and other relevant factors; our belief that our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels; our expectations that the financial covenants in our credit facility will not restrict our planned activities; our expectations that capital expenditures will be approximately $260 million in 2019 and will be directed primarily towards new revenue-producing equipment and capitalized maintenance of our existing equipment; our expectation that we will not make any cash contributions to our Retirement Income Plan for the remainder of 2019; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of June 30, 2019, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, June 30, 2019 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A. RISK FACTORS

See additional risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased by the Company and affiliated purchasers in the second quarter of 2019 are outlined below.

				Total Number	Maximum Number
				of Shares (or	(or Approximate
				Units)	Dollar Value) of
				Purchased as	Shares (or Units)
	Total Number of		Average Price	Part of Publicly	that May Yet Be
	Shares		Paid Per	Announced	Purchased Under
	(or Units)		Share	Plans or	the Plans or
Period	Purchased		(or Unit)	Programs (1)	Programs (1)
April 1, 2019 to April 30, 2019	69	(2)	$11.48	—	8,787,827
May 1, 2019 to May 31, 2019	371,008	(1)	9.21	371,008	8,416,819
June 1, 2019 to June 30, 2019	168,635	(1)	7.30	168,635	8,248,184
Totals	539,712		$8.62	539,643	8,248,184
(1)	The Company has a stock buyback program initially adopted in 1998 (and subsequently amended in 2013 and 2018) that authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. There were 539,643 shares purchased on the open market during the second quarter of 2019 and 8,248,184 remain available to be repurchased under the current authorization as of June 30, 2019. Currently the program does not have a predetermined expiration date.
(2)	Represent shares repurchased in connection with taxes related to the vesting of certain restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

The information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5. OTHER INFORMATION

None.

RPC, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10Q filed on April 28, 2017).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 1998).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
95.1	Mine Safety Disclosures.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Richard A. Hubbell
Date: July 31, 2019	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: July 31, 2019	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)