Form 10-Q
period 2019-09-30
RPC INC
filed 2019-10-31
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ For the quarterly period ended September 30, 2019

Commission File No. 1-8726

RPC, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1550825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2801 Buford Highway, Suite 300, Atlanta, Georgia 30329

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code -- (404) 321-2140

Securities Registered under Section 12(b) of the Act:

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

As of October 18, 2019, RPC, Inc. had 214,499,822  shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(In thousands)

(Unaudited)

	September 30,	December 31,
	2019	2018
		(Note 1)
ASSETS

Cash and cash equivalents	$49,523	$116,262
Accounts receivable, net of allowance for doubtful accounts of $5,577 in 2019 and $4,813 in 2018	288,563	323,533
Inventories	107,028	130,083
Income taxes receivable	20,771	35,832
Prepaid expenses	6,531	9,766
Assets held for sale	5,385	—
Other current assets	3,310	3,462
Total current assets	481,111	618,938
Property, plant and equipment, less accumulated depreciation of $1,381,482 in 2019 and $1,633,827 in 2018	528,925	517,982
Operating lease right-of-use assets	35,556	—
Goodwill	32,150	32,150
Other assets	32,121	30,510
Total assets	$1,109,863	$1,199,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$82,813	$103,401
Accrued payroll and related expenses	24,022	25,715
Accrued insurance expenses	6,489	6,183
Accrued state, local and other taxes	7,368	3,081
Income taxes payable	849	4,706
Current portion of operating lease liabilities	11,066	—
Other accrued expenses	3,613	151
Total current liabilities	136,220	143,237
Long-term accrued insurance expenses	13,543	12,072
Long-term pension liabilities	33,575	29,638
Deferred income taxes	38,680	60,375
Long-term operating lease liabilities	30,165	—
Other long-term liabilities	2,505	3,839
Total liabilities	254,688	249,161
Common stock	21,450	21,454
Capital in excess of par value	—	—
Retained earnings	854,170	947,711
Accumulated other comprehensive loss	(20,445)	(18,746)
Total stockholders’ equity	855,175	950,419
Total liabilities and stockholders’ equity	$1,109,863	$1,199,580

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$293,240	$439,994	$986,412	$1,344,254
Cost of revenues (exclusive of items shown below)	225,230	300,947	742,713	908,631
Selling, general and administrative expenses	42,571	41,787	131,285	128,135
Impairment and other charges	71,650	—	71,650	—
Depreciation and amortization	44,701	42,993	130,087	120,567
Loss (gain) on disposition of assets, net	1,727	(286)	(2,910)	(3,459)
Operating (loss) income	(92,639)	54,553	(86,413)	190,380
Interest expense	(8)	(150)	(261)	(368)
Interest income	182	783	1,576	1,643
Other (expense) income, net	(937)	287	(545)	9,786
(Loss) income before income taxes	(93,402)	55,473	(85,643)	201,441
Income tax (benefit) provision	(24,221)	5,506	(21,894)	39,401
Net (loss) income	$(69,181)	$49,967	$(63,749)	$162,040

(Loss) earnings per share
Basic	$(0.33)	$0.23	$(0.30)	$0.75
Diluted	$(0.33)	$0.23	$(0.30)	$0.75

Dividends per share	$—	$0.10	$0.15	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) income	$(69,181)	$49,967	$(63,749)	$162,040

Other comprehensive (loss) income:
Pension adjustment and reclassification adjustment, net of taxes	173	157	520	485
Foreign currency translation	82	386	513	(29)
Comprehensive (loss) income	$(68,926)	$50,510	$(62,716)	$162,496

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(In thousands)

(Unaudited)

	Nine months ended September 30, 2019
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2018	214,544	$21,454	$—	$947,711	$(18,746)	$950,419
Adoption of accounting standards (Note 2)	—	—	—	2,376	(2,732)	(356)
Stock issued for stock incentive plans, net	843	84	2,368	—	—	2,452
Stock purchased and retired	(245)	(24)	(2,368)	(306)	—	(2,698)
Net loss	—	—	—	(739)	—	(739)
Dividends	—	—	—	(21,486)	—	(21,486)
Pension adjustment, net of taxes	—	—	—	—	173	173
Foreign currency translation	—	—	—	—	98	98
Balance, March 31, 2019	215,142	$21,514	$—	$927,556	$(21,207)	$927,863
Adoption of accounting standards (Note 2)	—	—	—	87	—	87
Stock issued for stock incentive plans, net	(23)	(2)	2,438	—	—	2,436
Stock purchased and retired	(540)	(54)	(2,438)	(2,159)	—	(4,651)
Net income	—	—	—	6,171	—	6,171
Dividends	—	—	—	(10,738)	—	(10,738)
Pension adjustment, net of taxes	—	—	—	—	174	174
Foreign currency translation	—	—	—	—	333	333
Balance, June 30, 2019	214,579	$21,458	$—	$920,917	$(20,700)	$921,675
Stock issued for stock incentive plans, net	(77)	(8)	2,444	—	—	2,436
Stock purchased and retired	(2)	—	(2,444)	2,434	—	(10)
Net loss	—	—	—	(69,181)	—	(69,181)
Pension adjustment, net of taxes	—	—	—	—	173	173
Foreign currency translation	—	—	—	—	82	82
Balance, September 30, 2019	214,500	$21,450	$—	$854,170	$(20,445)	$855,175

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(In thousands)

(Unaudited)

	Nine months ended September 30, 2018
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2017	216,544	$21,654	$—	$906,745	$(16,702)	$911,697
Adoption of accounting standard (Note 2)	—	—	—	15	(15)	—
Stock issued for stock incentive plans, net	498	50	2,505	—	—	2,555
Stock purchased and retired	(1,573)	(157)	(2,505)	(28,048)	—	(30,710)
Net income	—	—	—	52,130	—	52,130
Dividends	—	—	—	(21,657)	—	(21,657)
Pension adjustment, net of taxes	—	—	—	—	173	173
Foreign currency translation	—	—	—	—	(481)	(481)
Balance, March 31, 2018	215,469	$21,547	$—	$909,185	$(17,025)	$913,707
Stock issued for stock incentive plans, net	(82)	(8)	2,039	—	—	2,031
Stock purchased and retired	(560)	(56)	(2,039)	(7,291)	—	(9,386)
Net income	—	—	—	59,943	—	59,943
Dividends	—	—	—	(21,529)	—	(21,529)
Pension adjustment, net of taxes	—	—	—	—	155	155
Foreign currency translation	—	—	—	—	66	66
Balance, June 30, 2018	214,827	$21,483	$—	$940,308	$(16,804)	$944,987
Stock issued for stock incentive plans, net	(25)	(3)	2,621	—	—	2,618
Stock purchased and retired	(4)	0	(2,621)	2,557	—	(64)
Net income	—	—	—	49,967	—	49,967
Dividends	—	—	—	(21,450)	—	(21,450)
Pension adjustment, net of taxes	—	—	—	—	157	157
Foreign currency translation	—	—	—	—	386	386
Balance, September 30, 2018	214,798	$21,480	$—	$971,382	$(16,261)	$976,601

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net (loss) income	$(63,749)	$162,040
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	132,515	123,281
Stock-based compensation expense	7,324	7,204
Gain on disposition of assets, net	(2,910)	(3,459)
Gain due to insurance recovery	—	(9,646)
Gain due to benefit financing arrangement	(126)	(1,020)
Deferred income tax (benefit) provision	(21,777)	6,319
Impairment and other non-cash charges	71,650	—
(Increase) decrease in assets:
Accounts receivable	35,052	(5,029)
Income taxes receivable	15,061	28,664
Inventories	17,713	(14,233)
Prepaid expenses	2,472	2,647
Other current assets	263	1,420
Other non-current assets	(3,850)	(2,106)
Increase (decrease) in liabilities:
Accounts payable	(24,125)	21,852
Income taxes payable	(3,857)	1,775
Accrued payroll and related expenses	(1,711)	8,583
Accrued insurance expenses	306	604
Accrued state, local and other taxes	4,287	(1,545)
Other accrued expenses	(1,815)	(873)
Pension liabilities	4,627	(4,700)
Long-term accrued insurance expenses	1,471	1,059
Other long-term liabilities	892	(885)
Net cash provided by operating activities	169,713	321,952

INVESTING ACTIVITIES
Capital expenditures	(209,263)	(199,581)
Proceeds from sale of assets	12,394	10,102
Proceeds from insurance recovery	—	9,646
Proceeds from benefit plan financing arrangment	507	2,218
Re-investment in benefit plan financing arrangment	(507)	(2,218)
Net cash used for investing activities	(196,869)	(179,833)

FINANCING ACTIVITIES
Payment of dividends	(32,224)	(64,636)
Cash paid for common stock purchased and retired	(7,359)	(40,160)
Net cash used for financing activities	(39,583)	(104,796)

Net (decrease) increase in cash and cash equivalents	(66,739)	37,323
Cash and cash equivalents at beginning of period	116,262	91,050
Cash and cash equivalents at end of period	$49,523	$128,373

Supplemental cash flows disclosure:
Income taxes (refund) paid, net	$(10,826)	$1,781
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$18,345	$8,960

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

2.    RECENT ACCOUNTING STANDARDS

The FASB issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Standards:

Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The Company adopted ASC 842, Leases, and all the related amendments on January 1, 2019, by recognizing on its balance sheet, right-of-use assets and lease liabilities totaling approximately $44 million, for all of its leases with terms greater than 12 months. The Company adopted the standard using the optional transition method, with an immaterial adjustment to retained earnings upon adoption. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations and consolidated statements of cash flows. For expanded disclosures see Note 14 of the Notes to Consolidated Financial Statements.

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

Nature of services:

RPC provides a broad range of specialized oilfield services to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States and in selected international markets. RPC manages its business as either (1) services offered on the well site with equipment and personnel (Technical Services) or (2) services and tools offered off the well site (Support Services). For more detailed information about operating segments, see Note 7.

RPC contracts with its customers to provide the following services by reportable segment:

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Disaggregation of revenues:

See Note 7 for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions.

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Oilfield services transferred at a point in time	$—	$—	$—	$—
Oilfield services transferred over time	293,240	439,994	986,412	1,344,254
Total revenues	$293,240	$439,994	$986,412	$1,344,254

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net on the consolidated balance sheets are shown below:

	September 30,	December 31,	September 30,	December 31,
(in thousands)	2019	2018	2018	2017
Unbilled trade receivables	$55,837	$56,408	$102,760	$68,494

Substantially all of the unbilled trade receivables disclosed were invoiced during the following quarter.

4.    IMPAIRMENT AND OTHER CHARGES

In response to the decline in customer activities and expectation for it to continue in the near term, the Company recorded the following estimated pre-tax charges during the three and nine months ended September 30, 2019. These charges are reflected in Impairment and other charges in the consolidated statements of operations.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2019	2018	2019	2018
Abandonment of assets (1)	$34,575	$—	$34,575	$—
Assets held for sale write down (2)	14,326	—	14,326	—
Retirement of equipment (3)	15,953	—	15,953	—
Inventory write-downs	5,501	—	5,501	—
Severance costs	1,268	—	1,268	—
Other	27	—	27	—
Total	$71,650	$—	$71,650	$—
(1)

Includes accelerated depreciation for assets that were ceased to be used during the third quarter of 2019 and were abandoned before the end of their previously estimated useful lives. These assets have been recorded at salvage value Also includes Right-Of-Use (ROU) assets related to leased real estate locations that were abandoned; see Note 14 for additional information on leased assets.

(2)

Represents real estate properties that are expected to be sold within the next 12 months. In connection with the plan of sale, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. The impairment loss of $14,326,000 represents the excess of the carrying values of the assets over their fair values, less cost to sell. The carrying value of the assets that are held for sale is separately presented in the Consolidated Balance Sheets in the caption "Assets held for sale," and these assets are no longer depreciated.

(3)

Represents older pressure pumping equipment being retired because it no longer effectively meets the industry’s current market requirements, needs more maintenance, and is not expected to generate adequate returns in the future.

The estimated charges listed above are subject to change in the near term as the assets are disposed and severances are paid as the Company continues to position itself to compete in this difficult market environment. See Note 7 for details of impairment and other charges by segment.

5.    EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. The following table reflects the

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

restricted shares of common stock (participating securities) outstanding and a reconciliation of outstanding weighted average shares:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Net (loss) income available for stockholders:	$(69,181)	$49,967	$(63,749)	$162,040
Less: Adjustments for earnings attributable to participating securities	—	(528)	(334)	(1,791)
Net (loss) income used in calculating earnings per share	$(69,181)	$49,439	$(64,083)	$160,249

Weighted average shares outstanding (including participating securities)	214,521	214,807	214,823	215,362
Adjustment for participating securities	(2,496)	(2,392)	(2,538)	(2,482)
Shares used in calculating basic and diluted earnings per share	212,025	212,415	212,285	212,880

6.    STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares. As of September 30, 2019, there were 4,654,643 shares available for grant.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Pre-tax expense	$2,436	$2,618	$7,324	$7,204
After tax expense	$1,840	$1,977	$5,530	$5,439

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2019:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at December 31, 2018	2,352,150	$17.15
Granted	858,150	11.39
Vested	(623,590)	14.73
Forfeited	(114,983)	15.78
Non-vested shares at September 30, 2019	2,471,727	$13.21

The total fair value of shares vested was $7,018,000 during the nine months ended September 30, 2019 and $16,445,000 during the nine months ended September 30, 2018. Excess tax benefits or deficits realized from tax compensation deductions in excess of, or lower than compensation expense are recorded as either a beneficial or detrimental discrete tax adjustment. This discrete tax adjustment was a detriment of $530,600 for the nine months ended September 30, 2019 and a benefit of $1,620,000 for the nine months ended September 30, 2018.

As of September 30, 2019, total unrecognized compensation cost related to non-vested restricted shares was $45,948,000, which is expected to be recognized over a weighted-average period of 3.7 years.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.    BUSINESS SEGMENT INFORMATION

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

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Technical Services:
Pressure Pumping	$111,163	$237,487	$428,988	$762,527
Downhole Tools	111,619	112,798	334,053	313,360
Coiled Tubing	19,622	26,248	61,084	78,848
Nitrogen	10,140	12,645	33,667	35,860
Snubbing	4,407	4,257	12,225	14,284
All other	17,532	27,836	56,579	85,307
Total Technical Services	$274,483	$421,271	$926,596	$1,290,186
Support Services:
Rental Tools	$12,479	$13,957	$40,377	$36,527
All other	6,278	4,766	19,439	17,541
Total Support Services	$18,757	$18,723	$59,816	$54,068
Total revenues	$293,240	$439,994	$986,412	$1,344,254

The following summarizes revenues for the United States and separately for all international locations combined for the three and nine months ended September 30, 2019. The revenues are presented based on the location of the use of the equipment or

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
United States revenues	$275,928	$417,349	$933,583	$1,278,655
International revenues	17,312	22,645	52,829	65,599
Total revenues	$293,240	$439,994	$986,412	$1,344,254

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

Summarized financial information with respect RPC’s reportable segments for the three and nine months ended September 30, 2019 and 2018 are shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Revenues:
Technical Services	$274,483	$421,271	$926,596	$1,290,186
Support Services	18,757	18,723	59,816	54,068
Total revenues	$293,240	$439,994	$986,412	$1,344,254
Operating (loss) income:
Technical Services	$(18,174)	$56,209	$(15,782)	$196,838
Support Services	1,632	1,787	8,787	2,075
Corporate Expenses	(2,720)	(3,729)	(10,678)	(11,992)
Impairment and Other Charges (1)	(71,650)	—	(71,650)	—
(Loss) Gain on disposition of assets, net	(1,727)	286	2,910	3,459
Total operating (loss) income	$(92,639)	$54,553	$(86,413)	$190,380
Interest expense	(8)	(150)	(261)	(368)
Interest income	182	783	1,576	1,643
Other (expense) income , net	(937)	287	(545)	9,786
(Loss) Income before income taxes	$(93,402)	$55,473	$(85,643)	$201,441
(1)	Represents $69,640 related to Technical Services and $2,010 related to Corporate expenses.

As of and for the nine months ended	Technical	Support
September 30, 2019	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$122,827	$7,026	$234	$130,087
Capital expenditures	198,757	8,546	1,960	209,263
Identifiable assets	$963,544	$77,848	$68,471	$1,109,863

As of and for the nine months ended	Technical	Support
September 30, 2018	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$110,991	$9,247	$329	$120,567
Capital expenditures	194,115	4,260	1,206	199,581
Identifiable assets	$984,397	$77,870	$183,395	$1,245,662

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.    INVENTORIES

Inventories of $107,028,000 at September 30, 2019 and $130,083,000 at December 31, 2018 consist of raw materials, parts and supplies.

9.    EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Interest cost	$490	$458	$1,470	$1,374
Expected return on plan assets	(649)	(710)	(1,949)	(2,128)
Amortization of net losses	229	206	689	618
Net periodic benefit cost (credit)	$70	$(46)	$210	$(136)

The Company did not make a contribution to this plan during the nine months ended September 30, 2019. A cash and a contribution of $5,000,000 was made during the nine months ended September 30, 2018.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $26,955,000 as of September 30, 2019 and $22,815,000 as of December 31, 2018. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses. Unrealized gains (losses), net related to the SERP assets were approximately as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Unrealized gains, net	$370	$861	$4,006	$1,246

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

On October 26, 2018, the Company entered into Amendment No. 4 to Credit Agreement (the “Amendment”). The Amendment, among other matters, replaces the existing minimum tangible net worth covenant with the following covenants: (i) when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum debt service coverage ratio of 2.00:1.00, and (ii) otherwise, a minimum tangible net worth covenant of no less than $600 million. The Amendment additionally (1) extends the Credit Agreement maturity date from January 17, 2019 to October 26, 2023, (2) eliminates any borrowing base limitations on revolving loans when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

million, (3) reduces the commitment fees payable by RPC by 7.5 basis points at each pricing level and (4) reduces the letter of credit sublimit from $50 million to $35 million. As of September 30, 2019, the Company was in compliance with these covenants.

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

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.3 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance of $0.3 million at September 30, 2019 is classified as part of non-current other assets.

As of September 30, 2019, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $20.6 million; therefore, a total of $104.4 million of the facility was available.

Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan cost, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Interest incurred	$8	$61	$186	$181
Interest paid	—	118	121	180

11.  INCOME TAXES

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

For the three months ended September 30, 2019, the income tax benefit reflects an effective tax rate of 25.9 percent compared to an income tax provision of 9.9 percent for the comparable period in the prior year. For the nine months ended September 30, 2019, the income tax benefit reflects an effective tax rate of 25.6 percent compared to 19.6 percent for the comparable period in the prior year. The 2019 effective rate includes detrimental discrete adjustments of $3.6 million resulting from restricted stock vesting and dividends and beneficial prior year true-ups as compared to the 2018 effective rate.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of September 30, 2019 and December 31, 2018:

Fair Value Measurements at September 30, 2019 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$234	$234	$—	$—
Investments measured at net asset value	$26,955

Fair Value Measurements at December 31, 2018 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$211	$211	$—	$—
Investments measured at net asset value	$22,815

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, as described in Note 9, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the period ended September 30, 2019, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at September 30, 2019 and December 31, 2018. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 10. The Company is subject to interest rate risk on the variable component of the interest rate.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2018	$(15,878)	$(2,868)	$(18,746)
Change during the period:
Before-tax amount	—	513	513
Adoption of accounting standard (Note 2)	(2,732)	—	(2,732)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	520	—	520
Total activity for the period	(2,212)	513	(1,699)
Balance at September 30, 2019	$(18,090)	$(2,355)	$(20,445)
(1)	Reported as part of selling, general and administrative expenses.

		Unrealized	Foreign
	Pension	Gain (Loss) On	Currency
	Adjustment	Securities	Translation	Total
Balance at December 31, 2017	$(14,470)	$15	$(2,247)	$(16,702)
Change during the period:
Before-tax amount	—	(15)	(29)	(44)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	485	—	—	485
Total activity for the period	485	(15)	(29)	441
Balance at September 30, 2018	$(13,985)	$—	$(2,276)	$(16,261)
(1)	Reported as part of selling, general and administrative expenses.

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

14.  LEASES

The Company adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2019 and recognized leases with duration greater than 12 months on the balance sheet using the modified retrospective approach. Prior year financial statements have not been restated and therefore those amounts are not presented below. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed for a carry-forward of the historical lease classification. For leases with terms greater than 12 months, the Company has recorded the related ROU asset and liability at the present value of lease payments over the term. A few of the leases include rental escalation clauses or renewal options and they have been factored into the determination of lease payments when appropriate. There are no residual value guarantees on the existing leases. The Company estimates its incremental borrowing rate, at lease commencement, to determine the present value of lease payments, since most of the Company’s leases do not provide an implicit rate of return. ROU assets exclude lessor incentives received.

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

The Company subleases certain real estate to third parties. Our sublease portfolio consists solely of operating leases. As of September 30, 2019, the Company had no operating leases that had not yet commenced. During the nine months ended September 30, 2019, the Company entered into new leases or modified existing leases that resulted in an increase of ROU assets in exchange for operating lease liabilities as disclosed below.

Lease position:

The table below presents the assets and liabilities related to operating leases recorded on the balance sheet:

(in thousands)	Classification on the Consolidated Balance Sheet	September 30, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$35,556

Liabilities:
Current – operating leases	Current portion of operating leases	$11,066
Non-current – operating leases	Long-term operating lease liabilities	30,165
Total lease liabilities		$41,231

During the quarter ended September 30, 2019, the Company recorded an impairment totaling $4.6 million representing the acceleration of depreciation on the remaining balance of the ROU assets related to leased real estate locations that have been abandoned. The Company has not terminated these leases and continues to carry the present value of lease liability related to these payments.

Lease costs:

The components of lease expense for the period are reported as follows:

	Classification on the Consolidated	Three months ended	Nine months ended
(in thousands)	Statements of Operations	September 30, 2019	September 30, 2019
Operating lease cost	Cost of revenues	$1,777	5,649
Short-term lease cost	Cost of revenues	932	3,325
Variable lease cost	Cost of revenues	2	3
Operating lease cost	Selling, general and administrative expenses	$1,839	5,845
Short-term lease cost	Selling, general and administrative expenses	593	2,116
Variable lease cost	Selling, general and administrative expenses	336	391
Sublease income	Selling, general and administrative expenses	(18)	(54)
Total lease cost		$5,461	17,275

Other information:
Cash paid for amounts included in the measurement of lease liabilities – operating leases (in thousands)	$10,291
ROU assets obtained in exchange for operating lease liabilities (in thousands)	$7,207
Weighted average remaining lease term – operating leases	5.4	years
Weighted average discount rate – operating leases	3.74%

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating
Maturity of lease liabilities (in thousands)	Leases
2019 (excluding the nine months ended September 30, 2019)	$3,371
2020	11,770
2021	9,385
2022	6,369
2023	3,914
Thereafter	10,886
Total lease payments	45,695
Less: Amounts representing interest	(4,464)
Present value of lease liabilities	$41,231

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018 is incorporated herein by reference. In 2019, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the three months ended September 30, 2019, capital expenditures totaled $77.0 million primarily for new revenue-producing equipment and capitalized maintenance of our existing equipment.

During the third quarter of 2019, revenues of $293.2 million decreased by $146.8 million or 33.4 percent compared to the same period in the prior year. The decrease in revenues is due to lower activity levels and slightly lower pricing within most of RPC’s service lines. International revenues for the third quarter of 2019 decreased 23.6 percent to $17.3 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the future.

Cost of revenues decreased during the third quarter of 2019 in comparison to the same period of the prior year, consistent with lower activity levels, due to lower materials and supplies expenses, employment costs, and other expenses that vary with activity levels. Cost of revenues as a percentage of revenues increased due to lower revenues, increasingly competitive pricing for our services, and labor cost inefficiencies.

Selling, general and administrative expenses were $42.6 million in the third quarter of 2019 compared with $41.8 million in the third quarter of 2018. As a percentage of revenues, these expenses increased to 14.5 percent in the third quarter of 2019 compared with 9.5 percent in the third quarter of 2018.

In connection with the preparation of our third quarter financial statements, we recorded impairment and other charges of $71.7 million of which $5.9 million will have a cash impact. The charge relates primarily to location closures, equipment retirements and personel layoffs. The locations we are closing have inadequate utilization of equipment and crews. Older, less capable, pressure pumping equipment is being retired because it no longer effectively meets the industry’s current market requirements, needs more maintenance, and is not expected to generate adequate returns in the future. As a result of these steps, RPC will be better positioned to compete in a difficult market environment.

Less before income taxes was $93.4 million for the three months ended September 30, 2019 compared to $55.5 million income before income taxes in the same period of 2018. Diluted loss per share was $0.33 for the three months ended September 30, 2019 compared to diluted earnings per share of $0.23 in the same period of 2018. Cash provided by operating activities decreased to $169.7 million for the nine months ended September 30, 2019 compared to $322.0 million in the same period of 2018 due to lower earnings coupled with a slightly negative change in working capital.

We expect capital expenditures in 2019 will be approximately $260 million, and will be directed primarily towards new revenue-producing equipment and capitalized maintenance of our existing equipment.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and the third quarter of 2016, the drilling rig count fell by 79 percent. During the third quarter of 2016, the U.S. domestic drilling rig count reached the lowest level ever recorded. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets, which began in the third quarter of 2014. The price of oil began to fall at that time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. During the third quarter of 2016, the price of oil and the U.S. domestic rig count began to increase, and increased steadily throughout the remainder of 2016, 2017 and 2018. At the end of the third quarter of 2019, the U.S. domestic rig count had fallen by approximately eleven percent compared with the end of 2018. RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, we believe the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions in the U.S. domestic market fell from 21,355 in 2014 to 8,060 in 2016. Annual well completions increased by approximately 40 percent to 11,277 in 2017, and by approximately 31 percent to 14,756 during 2018. However, we believe that U.S. oilfield well completion activity will decline during the near term.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. During the first two quarters of 2016, the prices of oil and natural gas remained at low levels that discouraged our customers from undertaking most of their potential exploration and production activities. The prices of oil and natural gas increased during the third and fourth quarters of 2016, throughout 2017 and continued during the first three quarters of 2018. The price of natural gas continued to rise during the fourth quarter of 2018 and into the first quarter of 2019, due to low natural gas storage levels, cold weather and increasing demand for natural gas exports. In spite of the steady increase in the price of natural gas since mid-2016, we do not believe that it has risen to a level that encourages our customers to increase their natural gas directed drilling and production activities. By contrast, the price of oil began to fall significantly during the fourth quarter of 2018, and at the end of the third quarter of 2019 was approximately 38 percent lower than at the end of the third quarter of 2018. At the end of the third quarter of 2019, the price of oil had risen by approximately 25 percent when compared with the end of the fourth quarter of 2018. The average price of natural gas liquids in 2018 increased by 14.7 percent compared to the average price for the full year 2017. The decline in the price of oil during the second and third quarters of 2019 carries negative implications for RPC’s near-term activity levels.

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

We continue to monitor the market for our services and the competitive environment. The U.S. domestic rig count had increased sharply since the historical low recorded during the third quarter of 2016 and continuing until the fourth quarter of 2018, though the rig count has declined during 2019. The fact that drilling and completion activities continue to be highly service-intensive and require a large amount of equipment and raw materials carries favorable implications for our activity levels. Furthermore, we note that some wells in the U.S. domestic market have been drilled but not completed. At the end of the third quarter of 2019, the number of wells in this category had increased by approximately three percent since the beginning of 2019. We believe that operators will complete some of these wells in the near term, and that they may provide potential revenue for RPC’s completion-directed services. These moderately positive economic factors are offset by indications from our customers that they intend to reduce drilling and completion activity during the fourth quarter of 2019 because they are managing their operations to maximize near-term cash flow. Also, during 2018, we began to observe that oilfield completion crews and equipment were providing services with increasing efficiency, and we believe that this higher efficiency has caused the market for several oilfield completion services, including pressure pumping, to become oversupplied. This trend has continued during 2019, and we believe that this development carries negative consequences for pricing of our services, utilization of our equipment and our financial results during the near term.

Activity levels and pricing for oilfield services reached a level during 2018 that allowed the industry to maintain its equipment and encouraged oilfield service providers to expand their fleets of revenue-producing equipment and hire additional personnel. The prospect of improved financial returns also provided access to the capital markets and allowed previously insolvent service companies to resume operations and add equipment. As a result, competition increased during 2018. Increased competition and improved service efficiency, coupled with the significant decline in oil prices during the fourth quarter of 2018, became catalysts for lower pricing and

RPC, INC. AND SUBSIDIARIES

activity levels during 2019. RPC expanded the size of its fleet of revenue-producing equipment modestly during 2018 and placed orders in the latter part of 2018 for a small amount of new equipment to be delivered in 2019. The equipment we placed in service in 2018 and 2019 is more powerful and efficient than earlier generations of oilfield service equipment, and we believe that it will produce acceptable financial returns when placed in service. Our consistent response to the near-term potential of lower activity levels and pricing is to undertake moderate fleet expansions which we believe will allow us to maintain a strong balance sheet, even if near-term pricing and activity levels generated by such new equipment are modest.

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

In connection with the preparation of our third quarter financial statements, the Company recorded impairment and other charges of $71.7 million. We made the operational decisions connected to these impairments and other charges because the U.S. oilfield has undergone fundamental changes in the past few years. These changes require equipment which is capable of operating continuously, over long periods of time, and much of our older equipment is not able to fulfill this requirement, no matter how well maintained. We believe that the oilfield will require less pressure pumping equipment in the foreseeable future based on the fact that U.S. oil production has reached record levels while not fully utilizing the pressure pumping capacity that has been available during the period. In addition, we are aware that our customers have been forced to conduct their operations with little or no access to outside capital for the first time in many years, and we assume that this aspect of exploration and production financing will remain in place for the foreseeable future, thereby reducing the volume of future drilling and completion of new wells.

Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Consolidated revenues [in thousands]	$293,240	$439,994	$986,412	$1,344,254
Revenues by business segment [in thousands]:
Technical	$274,483	$421,271	$926,596	$1,290,186
Support	18,757	18,723	59,816	54,068

Consolidated operating (loss) income [in thousands]	$(92,639)	$54,553	$(86,413)	$190,380
Operating income (loss) by business segment [in thousands]:
Technical	$(18,174)	$56,209	$(15,782)	$196,838
Support	1,632	1,787	8,787	2,075
Corporate	(2,720)	(3,729)	(10,678)	(11,992)
Impairment and other charges (1)	(71,650)	—	(71,650)	—
Loss (gain) on disposition of assets, net	1,727	286	(2,910)	(3,459)

Percentage cost of revenues to revenues	76.8%	68.4%	75.3%	67.6%
Percentage selling, general & administrative expenses to revenues	14.5%	9.5%	13.3%	9.5%
Percentage depreciation and amortization expense to revenues	15.2%	9.8%	13.2%	9.0%
Average U.S. domestic rig count	920	1,051	984	1,019
Average natural gas price (per thousand cubic feet (mcf))	$2.38	$2.93	$2.62	$2.98
Average oil price (per barrel)	$56.39	$69.73	$57.0	$66.90
(1)	Represents $69,640 related to Technical Services and $2,010 related to Corporate expenses.

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018

Revenues. Revenues of $293.2 million for the three months ended September 30, 2019 decreased 33.4 percent compared to the three months ended September 30, 2018. Domestic revenues of $275.9 million decreased 33.9 percent for the three months ended September 30, 2019 compared to the same period in the prior year. The decrease in revenues was due primarily to lower activity levels and slightly lower pricing within most of RPC’s service lines. International revenues of $17.3 million decreased 23.6 percent for the

RPC, INC. AND SUBSIDIARIES

three months ended September 30, 2019 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiations and their ultimate duration and can be difficult to predict.

During the third quarter of 2019, the average price of natural gas was 18.8 percent lower and the average price of oil was 19.1 percent lower, both as compared to the same period in the prior year. The average domestic rig count during the third quarter of 2019 was 12.5 percent lower than the same period in 2018.

The Technical Services segment revenues for the third quarter of 2019 decreased 34.8 percent compared to the same period in the prior year due to lower pricing and activity levels within most of the service lines which comprise this segment. The Support Services segment revenues for the third quarter of 2019 increased by 0.2 percent compared to the same period in the prior year. This increase was due principally to improved activity levels for rental tools. Technical Services reported an operating loss of $18.2 million during the third quarter of 2019 compared to operating income of $56.2 million in the third quarter of 2018 due to lower pricing and activity levels. Support Services reported a slightly lower operating profit of $1.6 million for the third quarter of 2019 compared to $1.8 million for the third quarter of 2018.

Cost of revenues. Cost of revenues decreased 25.2 percent to $225.2 million for the three months ended September 30, 2019 compared to $300.9 million for the three months ended September 30, 2018. Cost of revenues decreased, consistent with lower activity levels, due to lower materials and supplies expenses, employment costs, and other expenses that vary with activity levels. As a percentage of revenues, cost of revenues increased in the third quarter of 2019 compared to the same period in the prior year, primarily due to lower revenues, increasingly competitive pricing for our services, and labor cost inefficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses were $42.6 million for the three months ended September 30, 2019 and $41.8 million for the three months ended September 30, 2018. As a percentage of revenues, these costs increased to 14.5 percent in the third quarter of 2019 compared to 9.5 percent in the third quarter of 2018 due to the leverage of lower revenues over primarily fixed expenses.

Depreciation and amortization. Depreciation and amortization increased 4.0 percent to $44.7 million for the three months ended September 30, 2019, compared to $43.0 million for the three months ended September 30, 2018 due to capital expenditures made during the previous four quarters.

Impairment and other charges. Impairment and other charges. Impairment and other charges were $71.7 million for the three months ended September 30, 2019, primarily related to abandoning assets, retiring old equipment and personel severance costs. There were no impairment charges recorded for the three months ended September 30, 2018. See Note 4 of the notes to the consolidated financial statements for further discussion on these charges.

(Loss) gain on disposition of assets, net. Loss on disposition of assets, net decreased to $1.7 million for the three months ended September 30, 2019 compared to a $0.3 million gain for the three months ended September 30, 2018. The gain/(loss) on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other expense, net was $937 thousand for the three months ended September 30, 2019 compared to other income, net of $0.3 million for the same period in the prior year..

Interest expense. Interest expense was $8 thousand for the three months ended September 30, 2019 compared to $150 thousand for the three months ended September 30, 2018. Interest expense consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax (benefit) provision. Income tax benefit was $24.2 million during the three months ended September 30, 2019 compared to $5.5 million tax provision for the same period in 2018. The effective tax rate was 25.9 percent for the three months ended September 30, 2019 compared to 9.9 percent for the three months ended September 30, 2018. The 2019 effective rate includes beneficial discrete adjustments of $6.8 million resulting from restricted stock vesting and dividends as compared to beneficial discrete adjustments of $8.6 million included in the 2018 effective rate.

RPC, INC. AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2018

Revenues. Revenues of $986.4 million for the nine months ended September 30, 2019 decreased 26.6 percent compared to the nine months ended September 30, 2018. Domestic revenues of $933.6 million decreased 27.0 percent for the nine months ended September 30, 2019 compared to the same period in the prior year. The decrease in revenues was due primarily to lower pricing, lower activity levels, and an unfavorable materials mix within pressure pumping, which is RPC’s largest service line. International revenues of $52.8 million decreased 19.5 percent for the nine months ended September 30, 2019 compared to the same period in the prior year. Our international revenues are impacted by the timing of project initiations and their ultimate duration and can be difficult to predict.

During the nine months ended September 30, 2019, the average price of natural gas was 12.0 percent lower and the average price of oil was 14.9 percent lower both as compared to the same period in the prior year. The average domestic rig count during the nine months ended September 30, 2019 was 14.9 percent higher than the same period in 2018.

The Technical Services segment revenues for the nine months ended September 30, 2019 decreased 28.2 percent compared to the same period in the prior year due to lower pricing and activity levels within most of the service lines which comprise this segment. The Support Services segment revenues for the nine months ended September 30, 2019 increased by 10.6 percent compared to the same period in the prior year. This increase was due principally to improved activity levels across most of the services lines within this segment. Technical Services reported an operating loss of $15.8 million during the nine months ended September 30, 2019 compared to operating profit of $196.8 million in the same period of the prior year due to lower pricing and activity levels. Support Services reported higher operating profit of $8.8 million for the nine months ended September 30, 2019 compared to $2.1 million for the nine months ended September 30, 2018.

Cost of revenues. Cost of revenues decreased 18.3 percent to $742.7 million for the nine months ended September 30, 2019 compared to $908.6 million for the nine months ended September 30, 2018. Cost of revenues decreased, consistent with lower activity levels, due to lower materials and supplies expenses within RPC’s pressure pumping service line, as well as lower fuel costs and maintenance and repairs expense. As a percentage of revenues, cost of revenues increased in the nine months ended September 30, 2019 compared to the same period in the prior year, due to lower revenues, increasingly competitive pricing for our services, and labor cost inefficiencies.

Selling, general and administrative expenses. Selling, general and administrative expenses were $131.3 million for the nine months ended September 30, 2019 and $128.1 million for the nine months ended September 30, 2018. As a percentage of revenues, these costs increased to 13.3 percent in the nine months ended September 30, 2019 compared to 9.5 percent in the nine months ended September 30, 2018 due to the leverage of lower revenues over primarily fixed expenses.

Depreciation and amortization. Depreciation and amortization increased 7.9 percent to $130.1 million for the nine months ended September 30, 2019, compared to $120.6 million for the year ended September 30, 2018 due to capital expenditures made during the previous four quarters.

Impairment and other charge. Impairment and other charges. Impairment and other charges were $71.7 million for the nine months ended September 30, 2019, primarily related to abandoning assets, retiring old equipment and personel severance costs. There were no impairment charges recorded for the nine months ended September 30, 2018. See Note 4 of the notes to the consolidated financial statements for further discussion on these charges.

Gain on disposition of assets, net. Gain on disposition of assets, net decreased to $2.9 million for the nine months ended September 30, 2019 compared to $3.5 million for the nine months ended September 30, 2018. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other expense, net was $0.5 million for the nine months ended September 30, 2019 compared to other income, net of $9.8 million for the same period in the prior year. Other income recorded in the nine months ended September 30, 2018 included property insurance proceeds of approximately $9.6 million.

Interest expense. Interest expense was $261 thousand for the nine months ended September 30, 2019 compared to $368 thousand for the nine months ended September 30, 2018. Interest expense consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

RPC, INC. AND SUBSIDIARIES

Income tax (benefit) provision. Income tax benefit was $21.9 million during the nine months ended September 30, 2019 compared to income tax provision of $39.4 million for the same period in 2018. The effective tax rate was 25.6 percent for the nine months ended September 30, 2019 compared to 19.6 percent for the nine months ended September 30, 2018. The 2019 effective rate includes beneficial discrete adjustments of $6.7 million resulting from restricted stock vesting and dividends, as compared to beneficial discrete adjustments of $10.3 million included in the 2018 effective rate.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents as of September 30, 2019 were $49.5 million. The following table sets forth the historical cash flows for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$169,713	$321,952
Net cash used for investing activities	(196,869)	(179,833)
Net cash used for financing activities	(39,583)	(104,796)

Cash provided by operating activities for the nine months ended September 30, 2019 decreased by $152.2 million compared to the same period in the prior year. This decrease is due primarily to decreases in net income of $225.8 million and the deferred income tax benefit of $28.1 million coupled with a slight net unfavorable change in working capital partially offset by impairment charges. The net unfavorable change in working capital is due to favorable changes of $40.1 million in accounts receivable due to lower revenues and $31.9 million in inventories due to lower activity levels coupled with inventory write downs. These favorable changes were partially offset by unfavorable changes of $46.0 million in accounts payable and $13.6 million in income taxes receivable, payable (net).

Cash used for investing activities for the nine months ended September 30, 2019 increased by $17.0 million compared to the nine months ended September 30, 2018, primarily because of higher capital expenditures partially offset by an increase in proceeds from the sale of assets.

Cash used for financing activities for the nine months ended September 30, 2019 decreased by $65.2 million primarily as a result of lower dividends paid to common stockholders as well as lower cost of repurchases of the Company’s shares on the open market and for taxes related to the vesting of restricted shares.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2019 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $125 million revolving credit facility that matures in October 2023, as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On October 26, 2018, the Company further amended the revolving credit facility to, among other matters, replace the existing minimum tangible net worth covenant, as well as, (1) extend the maturity date of the revolving credit facility to October 26, 2023, (2) eliminate any borrowing base limitations on revolving loans when certain criteria exist, (3) reduce the commitment fees payable by RPC and (4) reduce the letter of credit sublimit from $50 million to $35 million. As of September 30, 2019, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $20.6 million; therefore, a total of $104.4 million of the facility was available. For additional information with respect to RPC’s facility, see Note 10 of the Notes to Consolidated Financial Statements included in this report.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position, including access to borrowings under our facility, and the expected amount of cash to be provided by operations. We believe our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels. In addition, the Company's decisions about the amount of cash to be used for investing

RPC, INC. AND SUBSIDIARIES

and financing activities may also be influenced by the financial covenants in our credit facility, but we do not expect the covenants to restrict our planned activities. The Company is in compliance with these financial covenants as of September 30, 2019.

Cash Requirements

The Company currently expects that capital expenditures will be approximately $260 million during 2019, of which $209.3 million has been spent as of September 30, 2019. We expect capital expenditures for the remainder of 2019 to be primarily directed towards new revenue-producing equipment and capitalized maintenance of our existing equipment. The actual amount of 2019 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable. There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the nine months ended September 30, 2019, the Company did not make any contributions to the plan and does not expect to make any cash contributions for the remainder of 2019.

As of September 30, 2019, the Company’s stock buyback program authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. There were 539,643 shares purchased on the open market during 2019 and 8,248,184 shares remain available to be repurchased under the current authorization as of September 30, 2019. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

The Company recorded impairment and other charges of $71.7 million during the quarter ended September 30, 2019, of which $5.9 million is expected to have a cash impact.

On July 22, 2019, the Board of Directors voted to suspend RPC’s dividend to common stockholders. The Company expects to resume cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company has no timetable for the resumption of dividends.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. When oilfield activity began to increase in the third quarter of 2016, the Company experienced upward pressure on the price of labor due to the shortage of skilled employees as well as occasional increases in the prices of certain raw materials used in providing our services. During 2018, however, prices for the raw material comprising the Company’s single largest raw material purchase began to decline due to increased sources of supply of the material, particularly in geographic markets located close to the largest U.S. oil and gas basin. In addition, labor cost pressures during the fourth quarter of 2018 began to abate due to lower oilfield activity. These cost pressures continued to decline in the first and second quarters of 2019.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RPC, INC. AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc., RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the nine months ended September 30, 2019, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $656,000 for the nine months ended September 30, 2019 compared to $667,000 for the comparable period in 2018.

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1,068,000 for the nine months ended September 30, 2019 and $911,000 for the nine months ended September 30, 2018.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $86,000 for the nine months ended September 30, 2019 and $110,000 for the nine months ended September 30, 2018.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements regarding our plans to continue to pursue international growth opportunities and our belief that international revenues will continue to be less than ten percent of our consolidated revenues in the future; our belief that our older pressure pumping equipment is not expected to generate adequate returns in the future; our belief that our impairment charges and related actions better position us to compete in a difficult environment; our belief that U.S. oilfield well completion activity will decline during the near term; our belief that the price of natural gas has not risen to a level that encourages our customers to increase

RPC, INC. AND SUBSIDIARIES

their drilling and production activities; our belief that the change in the price of oil during the first and second quarters of 2019 carries negative implications for our near-term activity levels; our belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term and that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term; our belief that drilling and completion activities continue to be highly service-intensive and require a large amount of equipment and raw materials and, therefore, carry favorable implications for our activity levels; our belief that many wells in the U.S. domestic market that have been drilled but not completed will be completed in the near term and that they will provide potential revenue for RPC’s completion-directed services; our belief that customers will reduce drilling and completion activity in the fourth quarter of 2019 and that increased efficiency in services has caused the market for several oilfield competition services, including pressure pumping, to become oversupplied which carries negative consequences for pricing of our services, utilization of our equipment and our financial results during the near term; our belief that the equipment we placed in service in 2018 and the new equipment we have ordered so far in 2019 is more powerful and efficient than earlier generations of oilfield service equipment, which will produce acceptable financial returns when placed in service; our belief that undertaking moderate fleet expansions in response to the near-term potential of lower activity levels and pricing will allow us to maintain a strong balance sheet, even if near-term pricing and activity levels generated by such new equipment is modest; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our expectation to resume cash dividends, subject to the earnings and financial condition of the Company and other relevant factors; our belief that our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels; our expectations that the financial covenants in our credit facility will not restrict our planned activities; our expectations that capital expenditures will be approximately $260 million in 2019 and will be directed primarily towards new revenue-producing equipment and capitalized maintenance of our existing equipment; our expectation that we will not make any cash contributions to our Retirement Income Plan for the remainder of 2019; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of September 30, 2019, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

RPC, INC. AND SUBSIDIARIES

the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, September 30, 2019 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A. RISK FACTORS

See additional risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased by the Company and affiliated purchasers in the third quarter of 2019 are outlined below.

				Total Number	Maximum Number
				of Shares (or	(or Approximate
				Units)	Dollar Value) of
				Purchased as	Shares (or Units)
	Total Number of		Average Price	Part of Publicly	that May Yet Be
	Shares		Paid Per	Announced	Purchased Under
	(or Units)		Share	Plans or	the Plans or
Period	Purchased		(or Unit)	Programs (1)	Programs (1)
July 1, 2019 to July 31, 2019	—		$—	—	8,248,184
August 1, 2019 to August 31, 2019	412	(2)	6.11	—	8,248,184
September 1, 2019 to September 30, 2019	1,308	(2)	5.31	—	8,248,184
Totals	1,720		$5.50	—	8,248,184
(1)	The Company has a stock buyback program initially adopted in 1998 (and subsequently amended in 2013 and 2018) that authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. There were 539,643 shares purchased on the open market during 2019 and 8,248,184 remain available to be repurchased under the current authorization as of September 30, 2019. Currently the program does not have a predetermined expiration date.
(2)	Represent shares repurchased in connection with taxes related to the vesting of certain restricted shares.

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

RPC, INC.

/s/ Richard A. Hubbell
Date: October 31, 2019	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: October 31, 2019	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)