Form 10-K
period 2019-12-31
RPC INC
filed 2020-02-28
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

Commission File No. 1-8726

RPC, INC.

Delaware (State of Incorporation)	58-1550825 (I.R.S. Employer Identification No.)

2801 BUFORD HIGHWAY NE, SUITE 300

ATLANTA, GEORGIA 30329

(404) 321-2140

Securities registered pursuant to Section 12(b) of the Act:
Title of each class COMMON STOCK, $0.10 PAR VALUE	Trading Symbol(s) RES	Name of each exchange on which registered NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ◻ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Accelerated Filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $410,695,775 based on the closing price on the New York Stock Exchange on June 28, 2019 of $7.21 per share.

RPC, Inc. had 214,432,084 shares of Common Stock outstanding as of February 14, 2020.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include without limitation statements regarding natural gas prices, production levels and drilling activities; our belief that oil-directed drilling will continue to represent the majority of the total drilling rig activity; our belief that the long-term demand outlook for natural gas is favorable and that natural gas-directed drilling will increase over the long-term; our continued belief in the long-term growth opportunities for our business; our expectation to continue to focus on the development of international business opportunities in current and other international markets; our expectations regarding acquisition targets in our industry; our belief that the passing of the proposed ban on hydraulic fracturing would reduce the demand for our services; the adequacy of our insurance coverage; the impact of lawsuits, legal proceedings and claims on our business and financial condition; our belief that industry factors will continue to depress natural gas directed drilling activity during the near-term; our belief that U.S. oilfield activity will have a negative impact on RPC’s revenues and earnings during the near-term; our belief that oil-directed drilling will remain the majority of domestic drilling and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near-term; our belief that oilfield well completion activity will decline during the near-term; the fact that drilling and completion activities continue to be highly service-intensive and require a large amount of equipment and raw materials carries favorable implications for our activity levels; higher industry efficiencies have caused the market for several oil completion services including pressure pumping to be oversupplied and that this development carries negative consequences for pricing of our services, utilization of our equipment and our financial results during the near-term; our belief that newly acquired and ordered equipment will provide acceptable financial returns when placed in service at high utilization levels; our plans to undertake moderate fleet expansions which will allow us to maintain a strong balance sheet; our belief that declining activity levels may reduce the costs of providing our services and reduce logistical constraints; our expectations about contributions to the defined benefit pension plan in 2020; our ability to fund capital requirements in the future; the estimated amount of our capital expenditures and contractual obligations for future periods; our expectations to resume payments of cash dividends; our expectations regarding the costs of skilled labor and many of the raw materials used in providing our services; estimates made with respect to our critical accounting policies; the effect of new accounting standards; and the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition.

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

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets. RPC acts as a holding company for the following legal entity groupings: Cudd Energy Services, Thru Tubing Solutions and Patterson Services. Selected overhead including centralized support services and regulatory compliance are classified as Corporate. RPC is further organized into Technical Services and Support Services which are its operating segments. As of December 31, 2019, RPC had approximately 2,700 employees.

Business Segments

RPC manages its business as either services offered on the well site with equipment and personnel (Technical Services) or services and equipment offered off the well site (Support Services). The businesses under Technical Services generate revenues based on equipment, personnel operating the equipment and the materials utilized to provide the service. They are all managed, analyzed and reported based on the similarities of the operational characteristics and costs associated with providing the service. The businesses under Support Services are primarily able to generate revenues through equipment or services offered off the well site. During 2019, approximately four percent of RPC’s consolidated revenues were generated from offshore operations in the U.S. Gulf of Mexico. In 2019, we also estimate that 82 percent of our revenues were related to drilling and production activities for oil, while 18 percent of revenues were related to drilling and production activities for natural gas.

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

A brief description of the primary services conducted within each of the operating segments follows:

Technical Services

Pressure Pumping. Pressure pumping services, which accounted for 42 percent of 2019 revenues, 55 percent of 2018 revenues and 62 percent of 2017 revenues are provided to customers throughout Texas, and the mid-continent and Rocky Mountain regions of the United States. We primarily provide these services to customers in order to enhance the initial production of hydrocarbons in formations that have low permeability. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in pressure pumping operations include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

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

Cementing — Cementing services are used at the completion stage of an oil or natural gas well to seal the wellbore after the casing string has been run. The process of cementing includes developing a cement slurry formulated for a well’s unique characteristics, pumping the cement through the wellbore and into the space between the well casing and well bore, and allowing it to harden. In addition to completion uses, cementing can also be used to seal a lost circulation zone in an existing well, and to plug a well at the end of its life cycle.

Downhole Tools. Thru Tubing Solutions (“TTS”) accounted for 34 percent of 2019 revenues, 25 percent of 2018 revenues and 19 percent of 2017 revenues. TTS provides services and proprietary downhole motors, fishing tools and other specialized downhole tools and processes to operators and service companies in drilling and production operations, including casing perforation and bridge plug drilling at the completion stage of an oil or gas well. The services that TTS provides are especially suited for unconventional drilling and completion activities. TTS’ experience providing reliable tool services allows it to work in a pressurized environment with virtually any coiled tubing unit or snubbing unit.

Coiled Tubing. Coiled tubing services, which accounted for seven percent of revenues in 2019, six percent of revenues in 2018 and seven percent of revenues in 2017, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, costlier workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig. Coiled tubing units are also used to support completion activities in directional and horizontal wells. Such completion activities usually require multiple entrances in a wellbore in order to complete multiple fractures during a pressure pumping operation. A coiled tubing unit can accomplish this type of operation because its flexibility allows it to be steered in a direction other than vertical, which is necessary in this type of wellbore. At the same time, the strength of the coiled tubing string allows various types of tools or motors to be conveyed into the well effectively. The uses for coiled tubing in directional and horizontal wells have been enhanced by improved fabrication techniques and higher-diameter coiled tubing which allows coiled tubing units to be used effectively over greater distances, thus allowing them to function in more of the completion activities currently taking place in the U.S. domestic market. There are several manufacturers of flexible steel pipe used in coiled tubing, and the Company believes that its sources of supply are adequate.

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for one percent of revenues in 2019, one percent of revenues in 2018 and two percent of revenues in 2017, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure on the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing unit can perform many applications at a lower cost than other alternatives. Because this service involves a very hazardous process that entails high risk, the snubbing segment of the oil and gas services industry is limited to a relative few operators who have the experience and knowledge required to perform such services safely and efficiently. Increasingly, snubbing units are used for unconventional completions at the outer reaches of long wellbores which cannot be serviced by coiled tubing because coiled tubing has a more limited range than drill pipe conveyed by a snubbing unit.

Nitrogen. Nitrogen accounted for four percent of revenues in 2019, three percent of revenues in 2018 and two percent of revenues in 2017. There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. Increasingly, it is used as a displacement medium to increase production in older wells in which production has depleted. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service. In addition, nitrogen can be complementary to our snubbing and coiled tubing services, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer's well.

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

Support Services

Rental Tools. Rental tools accounted for four percent of revenues in 2019, three percent of revenues in 2018 and two percent of revenues in 2017. The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular assets with rental items instead of owning a complete set of assets. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in Texas, the Gulf of Mexico, mid-continent region, Appalachian region and the Rocky Mountains.

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

Refer to Note 14 in the Notes to the Consolidated Financial Statements for additional financial information on our business segments.

Industry

United States. RPC provides its services to its domestic customers through a network of facilities strategically located to serve oil and gas drilling and production activities of its customers in Texas, the mid-continent, the southwest, the Gulf of Mexico, the Rocky Mountains and the Appalachian regions. Demand for RPC’s services in the U.S. tends to be extremely volatile and fluctuates with current and projected price levels of oil and natural gas and activity levels in the oil and gas industry. Customer activity levels are influenced by their decisions about capital investment toward the development and production of oil and gas reserves.

Due to aging oilfields and lower-cost sources of oil internationally, the drilling rig count in the U.S. has declined by approximately 83 percent from its peak in 1981. However, due to continuously enhanced rig and other technologies, more wells are drilled during periods of strong industry activity, and these wells are increasingly productive. For these reasons, the domestic production of both oil and natural gas rose to record levels in the fourth quarter of 2019. Oil and gas industry activity levels have historically been volatile, experiencing multiple cycles, including six down cycle troughs between 1981 and 2016, with May 2016 marking the lowest U.S. domestic rig count in U.S. oilfield history. In the current cycle, the rig count peaked late in the fourth quarter of 2018, and by early in the first quarter of 2020, had fallen by approximately 27 percent.

Because of the increased efficiency of drilling rigs, the Company also monitors well completions in the U.S. domestic oilfield. Well completions are particularly important to RPC because the majority of its services are utilized during the completion stage of an oil or gas well’s life cycle, so they are an important indicator of the demand for RPC’s services. As reported by the U.S. Energy Information Administration during the first quarter of 2020, annual well completions fell from a cyclical peak of 21,381 in 2014 to 8,123 in 2016. Between 2016 and 2019, annual well completions increased by 7,684 or 94.6 percent. In spite of the increase in well completions during the past three years, annual well completions in 2019 were 26.1 percent lower than the 2014 cyclical peak.

The fluctuations in domestic drilling and completions activity since the recent cyclical peak in late 2018 are consistent with the prices of oil and natural gas, global supply and demand for oil and natural gas, the domestic supply of natural gas, capital availability to fund the operations of exploration and production companies, projected near-term economic growth and fluctuations in the value of the U.S. dollar on world currency markets. Following a cyclical peak in the fourth quarter of 2018, the price of oil had fallen by approximately 25 percent as of the first quarter of 2020. Although total world oil production was unchanged in 2019, and production increased slightly during this period, expectations for slowing global economic growth have caused the price of oil to decline.

The average price of natural gas decreased by approximately 19.2 percent during 2019 as compared with 2018 and early in the first quarter of 2020, the price of natural gas was approximately 4.9 percent lower than the price at the end of 2019. RPC does not believe that the current price of natural gas is sufficient to encourage natural gas-directed drilling, and we note that many oil-directed wells produce a great deal of natural gas and natural gas liquids as well. In addition to oil and natural gas, the price of natural gas liquids plays a minor role in determining our customers’ activity levels, since it is produced in many of the shale resource plays which also produce oil, and production of various natural gas liquids has increased to a level comparable to that of natural gas. During 2019 the average price of natural gas liquids decreased by approximately 37.9 percent compared with 2018. Early in the first quarter of 2020, the price of natural gas liquids decreased by approximately 26.1 percent compared to the average price in 2019. During 2019, the declining price of oil began to discourage drilling and production activity as our customers increasingly began to scrutinize their projected financial returns. This scrutiny has increased early in 2020 due to continued lower commodity prices and budget pressure imposed by capital sources. Fluctuations in the prices of these commodities, particularly the price of oil, significantly impact RPC’s financial results.

From 2001 to 2009, gas drilling rigs represented over 80 percent of the drilling rig count. In 2010, the percentage of drilling rigs drilling for natural gas began to decline, and by early in the first quarter of 2015 had fallen to approximately 18 percent of total drilling activity. In absolute terms, the natural gas drilling rig count in the third quarter of 2016 was the lowest natural gas drilling rig count ever recorded. During this time period the natural gas drilling rig count as a percentage of the total rig count remained steady at approximately 18 percent of total drilling, though it declined to approximately 15 percent of total drilling early in 2020. Although U.S. domestic demand for natural gas has increased, and U.S. exports of liquified natural gas have become approximately three percent of U.S. natural gas production, the price of natural gas has fallen in recent years due to increased domestic reserves, productivity of new wells, and high associated natural gas production from oil-directed wells. In spite of these unfavorable near-term dynamics, the long-term demand outlook for natural gas is still favorable because, unlike oil, foreign imports of natural gas do not compete with domestic production to a meaningful degree. In addition, liquified natural gas exports, which began in 2013, have increased tremendously and now account for a meaningful use of U.S. natural gas production. We anticipate that oil-directed drilling will continue to represent the majority of the total drilling rig count for the foreseeable future. We do not believe that natural gas-directed drilling will increase during the near term because of the tremendous productivity of existing natural gas wells, as well as the associated production of natural gas in wells that are directed towards oil drilling. We continue to believe in the long-term growth opportunities for our business due to the continued high demand for hydrocarbons generally and the growing production of oil in the domestic U.S. market in particular.

Unconventional wells generate a higher demand for RPC’s services because they are difficult and costly to complete. They comprise the majority of U.S. domestic drilling and during the fourth quarter of 2019 and early in the first quarter of 2020, have reached a historical high of approximately 95 percent of total drilling. Because they are drilled through a typically narrow and relatively impermeable formation such as shale, they require additional stimulation when they are completed. Also, many of these formations require high pumping rates of stimulation fluids under high pressures, which in turn require a great deal of pressure pumping horsepower on location to complete the well. Furthermore, since they are not drilled in a straight vertical direction from the Earth’s surface, they require tools and drilling mechanisms that are flexible, rather than rigid, and can be steered once they are downhole. Specifically, these types of wells require RPC’s pressure pumping and coiled tubing services, as well as our downhole tools and services.

International.RPC has historically operated in several countries outside of the United States, and international revenues accounted for five percent of RPC’s consolidated revenues in 2019, five percent in 2018 and four percent in 2017. RPC’s allocation of growth capital over the last several years have emphasized domestic rather than international expansion because of higher domestic activity levels and expected financial returns. International revenues increased 61.9 percent in 2019 compared to the prior year primarily due to higher customer activity levels in Algeria and to a lesser extent, Mexico and Pakistan, partially offset by lower activity in Gabon. During 2019, RPC provided downhole motors and tools in Argentina, Canada, Mexico and Oman, as well as rental tools in Pakistan. We also provided snubbing services in Gabon. We continue to focus on the selected development of international opportunities in these and other markets, although we believe that it will continue to be less than ten percent of total revenues in 2020.

RPC provides services to its international customers through branch locations or wholly owned foreign subsidiaries. The international market is prone to political uncertainties, including the risk of civil unrest and conflicts. However, due to the significant investment requirement and complexity of international projects, customers’ drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing, and therefore have the potential to be more stable than most U.S. domestic operations. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent oil and gas producer in the U.S. Predicting the timing and duration of contract work is not possible. Refer to Note 14 in the Notes to Consolidated Financial Statements for further information on our international operations.

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

RPC has a revolving credit facility which can be used to fund working capital requirements. The borrowing base for this credit facility is $125 million less the amount of any outstanding letters of credit. There was no outstanding balance on this credit facility as of December 31, 2019. Our capital structure is more conservative than that of many of our peers.

Customers

Demand for RPC’s services and equipment depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies. During 2019, RPC provided oilfield services to several hundred customers. Of these customers, there was no customer in 2019 or 2018 that accounted for more than 10 percent of revenues.

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

Competition

RPC operates in highly competitive areas of the oilfield services industry. We sell our equipment and services in highly competitive markets, and the revenues and earnings generated are affected by changes in prices for our services, fluctuations in the level of customer activity in major markets, general economic conditions and governmental regulation. RPC competes with many large and small oilfield industry competitors, including the largest integrated oilfield services companies. During the oilfield downturn of 2015 and 2016, a number of smaller oilfield services companies as well as several of our publicly traded peers reduced the scope of their operations or became insolvent. During 2017, however, an improving industry environment and the positive outlook on the industry from the financial markets facilitated the formation of new companies and allowed existing companies to expand their operations. RPC believes that these expanded or newly formed companies increased competitive pressures during the near term, since they began to provide services to our existing customers at lower prices, and hired experienced personnel from more established companies such as RPC. Pricing for our services improved significantly during 2017, but began to decline during the fourth quarter of 2017 and throughout 2019. Rising oil and gas production because of completion efficiencies is contributing to competitive pricing. RPC believes that the principal competitive factors in the market areas that it serves are product availability and quality of our equipment and raw materials used to provide our services, service quality, reputation for safety and technical proficiency, and price.

The oil and gas services industry includes dominant global competitors including, among others, Halliburton Energy Services Group, a division of Halliburton Company, Baker Hughes Company, and Schlumberger Ltd. The industry also includes a number of other publicly traded peers whose operations are more similar to RPC, including Basic Energy Services, Liberty Oilfield Services, Mammoth Energy Services, Inc., NCS Multistage Holdings, Inc., NexTier Oilfield Solutions, Nine Energy Services, Patterson-UTI Energy, Inc., ProPetro Holding Corporation and Superior Energy Services, as well as numerous smaller, locally owned competitors.

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

Availability of Filings

RPC makes available, free of charge, on its website, rpc.net, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the same day they are filed with the Securities and Exchange Commission.

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

The price of oil, a world-wide commodity, is affected by, among other things, the potential of armed conflict in politically unstable areas such as the Middle East as well as the actions of OPEC, an oil cartel which controls approximately 32 percent of global oil production. OPEC’s actions have historically been unpredictable and can contribute to the volatility of the price of oil on the world market.

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

At times our business has had a concentration of one or more major customers. There was no customer that accounted for more than 10 percent of the Company’s revenues in 2019, 2018 or 2017. In addition, there was no customer as of December 31, 2019 or 2018 that accounted for more than 10 percent of accounts receivable. The reliance on a large customer for a significant portion of our total revenues exposes us to the risk that the loss or reduction in revenues from this customer, which could occur unexpectedly, could have a material and disproportionate adverse impact upon our revenues and operating results.

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

RPC’s pressure pumping services are the subject of continuing federal, state and local regulatory oversight. This scrutiny is prompted in part by public concern regarding the potential impact on drinking and ground water and other environmental issues arising from the growing use of hydraulic fracturing. Among these regulatory entities is the White House Council on Environmental Quality, which coordinated a review of hydraulic fracturing practices. In addition, a committee of the United States House of Representatives investigated hydraulic fracturing practices and publicized information regarding the materials used in hydraulic fracturing. The U.S. Environmental Protection Agency (EPA) also conducted a study of the environmental impact of hydraulic fracturing practices, and in 2015, issued a report which concluded that hydraulic fracturing had not caused a measurable impact on drinking water sources in the U.S. This and similar conclusions from similar investigations carry positive implications for our industry. In spite of these favorable empirical data, however, two presidential candidates in one of the major U.S. political parties have stated that they will ban hydraulic fracturing early in their presidential terms, which will begin in the first quarter of 2021. Furthermore, one of those candidates, in his current position as a U.S. senator, introduced a bill during the first quarter of 2020 which, if passed, would commission a study of oil and natural gas wells in the United States and would institute a permanent ban on all hydraulic fracturing by the year 2025. We believe that such a ban, if it occurs, would be less comprehensive than this bill contemplates. One possibility is that the legislation would only impact Federal oil and gas drilling areas, which at the present time represent less than 20 percent of U.S. drilling and completion activities. We are unable to predict the outcome of the 2020 U.S. presidential election, the probability of the passing of the proposed ban on hydraulic fracturing, and the scope of this ban if it is passed. If this or similar legislation is passed, however, we believe that such legislation would reduce the demand for RPC’s hydraulic fracturing services, as well as the other services within RPC’s Technical Segment.

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

Our operations are increasingly dependent on digital technologies and services. We use these technologies for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Digital technologies are subject to the risk of cyber-attacks. If our systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data, as well as, interruption of our business operations and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees and other third parties, and may result in claims against us. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

RPC owns or leases approximately 100 offices and operating facilities. The Company leases approximately 21,200 square feet of office space in Atlanta, Georgia that serves as its headquarters, a portion of which is allocated and charged to Marine Products Corporation. See “Related Party Transactions” contained in Item 7. As of December 31, 2019, the lease agreement on the headquarters is effective through May 2031. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities used in our operations are as follows:

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

Item 4A. Information About Our Executive Officers

Each of the executive officers of RPC was elected by the Board of Directors to serve until the Board of Directors’ meeting immediately following the next annual meeting of stockholders or until his earlier removal by the Board of Directors or his resignation. The following table lists the executive officers of RPC and their ages, offices, and terms of office with RPC.

Name and Office with Registrant	Age	Date First Elected to Present Office
R. Randall Rollins (1)	88	1/24/84

Chairman of the Board

Richard A. Hubbell (2)	75	4/22/03

President and Chief Executive Officer

Ben M. Palmer (3)	59	7/8/96

Vice President, Chief Financial Officer and Corporate Secretary

(1)R. Randall Rollins began working for Rollins, Inc. (consumer services) in 1949. Mr. Rollins has served as Chairman of the Board of RPC since the spin-off of RPC from Rollins, Inc. in 1984. He has served as Chairman of the Board of Marine Products Corporation (boat manufacturing) since it was spun off from RPC in 2001 and as Chairman of the Board of Rollins, Inc. since October 1991. He is also a director of Dover Motorsports, Inc.
(2)Richard A. Hubbell has been the President of RPC since 1987 and Chief Executive Officer since 2003. He has also been the President and Chief Executive Officer of Marine Products Corporation since it was spun off from RPC in 2001. Mr. Hubbell serves on the Board of Directors of both of these companies.
(3)Ben M. Palmer has been the Vice President and Chief Financial Officer of RPC since 1996. He has also been the Vice President and Chief Financial Officer of Marine Products Corporation since it was spun off from RPC in 2001. He assumed the responsibilities as Corporate Secretary of RPC and Marine Products Corporation in July 2017.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES. As of February 14, 2020 there were 214,432,084 shares of common stock outstanding and approximately 13,500 beneficial holders of our common stock.

Issuer Purchases of Equity Securities

Shares repurchased by the Company and affiliated purchases in the fourth quarter of 2019 are outlined below.

				Total Number of	Maximum Number (or
				Shares (or Units)	Approximate Dollar
	Total Number of			Purchased as Part	Value) of Shares (or
	Shares		Average Price	of Publicly	Units) that May Yet Be
	(or Units)		Paid Per Share	Announced Plans	Purchased Under the
Period	Purchased		(or Unit)	or Programs	Plans or Programs (1)

October 1, 2019 to October 31, 2019	—		$—	—	8,248,184

November 1, 2019 to November 30, 2019	548	(2)	4.12	—	8,248,184

December 1, 2019 to December 31, 2019	—		—	—	8,248,184
Totals	548		$4.12	—	8,248,184

(1)The Company has a stock buyback program initially adopted in 1998 and subsequently amended in 2013 and 2019 that authorizes the repurchase of up to 41,578,125 shares. On February 12, 2018, the Board of Directors increased the number of shares authorized for repurchase by 10,000,000 shares. There were no shares repurchased as part of this program during the fourth quarter of 2019. As of December 31, 2019, there are 8,248,184 shares available to be repurchased under the current authorization. Currently the program does not have a predetermined expiration date.
(2)Shares purchased by the Company in addition to those purchased as part of publicly announced plans or programs, represent shares repurchased in connection with taxes related to the vesting of certain restricted shares.

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

The Company was a component of the Russell 2000 during 2019. The Russell 2000 is a stock index measuring the performance of the small-cap segment of the US equity universe. The components of the index had a weighted average market capitalization in 2019 of $2.5 billion, and a median market capitalization of $821 million. The Russell 2000 was chosen because it represents companies with comparable market capitalizations to the Company, and because the Company is a component of the index. The OSX is a stock index of 15 companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services. The Company is not a component of the OSX, but this index was chosen because it represents a large group of companies that provide the same or similar equipment and services as the Company. The companies included in the Peer Group are Weatherford International, Inc., Superior Energy Services, Inc., Patterson-UTI Energy, Inc., and Halliburton Company. The companies included in the Peer Group have been weighted according to each respective issuer's stock market capitalization at the beginning of each year.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN *
250
200
150
100
50
0
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
RPC, Inc. Common Stock
OSX
Peer Group
Russell 2000 Index
* Assumes Reinvestment of Dividends

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

Statements of Operations Data:

Years Ended December 31,	2019	2018	2017	2016	2015
	(in thousands, except employee and per share amounts)
Revenues	$1,222,409	$1,721,005	$1,595,227	$728,974	$1,263,840
Cost of revenues	919,595	1,183,048	1,050,809	607,888	986,144
Selling, general and administrative expenses	168,127	168,151	159,194	150,690	156,579
Impairment and other charges	82,273	-	-	-	-
Depreciation and amortization	170,409	163,120	163,537	217,258	270,977
(Gain) loss on disposition of assets, net	(3,707)	(3,344)	(4,530)	(7,920)	6,417
Operating (loss) profit	(114,288)	210,030	226,217	(238,942)	(156,277)
Interest expense	(334)	(489)	(426)	(681)	(2,032)
Interest income	1,906	2,426	1,494	467	83
Other (expense) income, net	(385)	9,313	5,531	(204)	5,185
(Loss) income before income taxes	(113,101)	221,280	232,816	(239,360)	(153,041)
Income tax (benefit) provision (1)	(25,990)	45,878	70,305	(98,114)	(53,480)
Net (loss) income (1)	$(87,111)	$175,402	$162,511	$(141,246)	$(99,561)
(Loss) earnings per share: (1)
Basic	$(0.41)	$0.82	$0.75	$(0.66)	$(0.47)
Diluted	$(0.41)	$0.82	$0.75	$(0.66)	$(0.47)
Dividends paid per share	$0.150	$0.470	$0.200	$0.050	$0.155
Other Data:
Operating (loss) profit margin percent	(9.3)%	12.2%	14.2%	(32.8)%	(12.4)%
Net cash provided by operating activities	$209,141	$389,009	$133,704	$101,704	$473,792
Net cash used for investing activities	(235,788)	(219,727)	(104,386)	(21,339)	(157,583)
Net cash used for financing activities	(39,592)	(144,070)	(70,103)	(13,726)	(260,785)
Capital expenditures	$250,629	$242,610	$117,509	$33,938	$167,426
Employees at end of period	2,700	3,600	3,500	2,500	3,100

Balance Sheet Data at Year End:
Accounts receivable, net	$242,574	$323,533	$377,853	$169,166	$232,187
Working capital	335,456	475,701	494,775	377,589	384,744
Property, plant and equipment, net	516,727	517,982	443,928	497,986	688,335
Total assets	1,053,218	1,199,580	1,147,224	1,035,452	1,237,094
Long-term debt	—	—	—	—	—
Total stockholders’ equity	$830,333	$950,419	$911,697	$806,799	$952,281

(1)The indicated data for 2017 includes the impact of a net discrete tax benefit of $19.3 million, or $0.09 per share, recorded as a result of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017.

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

Current industry conditions are characterized by oil prices which have fallen from a cyclical peak of $75 per barrel in the fourth quarter of 2018 to $53 per barrel in the first quarter of 2020. In spite of this significant decrease in the price of oil, the U.S. domestic rig count and well completion counts have not fallen significantly during the fourth quarter of 2019 and into the first quarter of 2020. However, many of our customers indicate that they are curtailing or delaying their drilling and completion plans early in 2020, and we believe that this will have a negative impact on RPC’s revenues and earnings during the near term. One catalyst for the recent decrease in the price of oil relates to global supply and demand for the commodity. Early in 2020, a potential slowdown in economic growth is perceived to be a catalyst for lower oil prices, a factor which is exacerbated by continued growth in oil production, particularly in the United States. RPC believes that oil production in the United States has also become an increasingly important determinant of global oil prices, because the United States grew to be the world’s largest producer of oil during the second quarter of 2016. Following its recent peak, U.S. oil production fell by 25 percent as of the third quarter of 2017. Since that time, however, improving drilling and completion activity have caused U.S. domestic oil production to rise, and as of the most recent monthly reported statistics, current U.S. oil production has increased to a level that is 42 percent higher than the cyclical low production recorded during the third quarter of 2016. During the fourth quarter of 2018, U.S. oil production rose to its highest level on record. We believe that record U.S. oil production is a catalyst for lower oil prices during the near term. Customer activities directed towards natural gas drilling and production have been weak for several years, with the U.S. domestic natural gas rig count during the first quarter of 2017 falling to the lowest level ever recorded. The U.S. domestic natural gas rig count has increased from this historic low but is still low by historical standards. We believe that customer activities directed towards drilling for natural gas has been weak because of the high production of shale-directed natural gas wells, the high amount of natural gas production associated with oil-directed shale wells in the U.S. domestic market, and relatively constant consumption of natural gas in the United States. We believe that these factors will continue to depress natural gas-directed drilling during the near term. From a low of $1.72 per Mcf during the second quarter of 2017, the price of natural gas had risen to $1.95 per Mcf early in the first quarter of 2020. While current natural gas prices are higher than at the recent cyclical trough, we believe that they are still too low to encourage our customers to conduct exploration and production activities directed exclusively towards natural gas.

In 2019, the Company’s strategy of utilizing equipment in unconventional basins has continued. During 2019, we made capital expenditures totaling $250.6 million primarily for new revenue-producing equipment and capitalized maintenance of our existing equipment.

Revenues during 2019 totaled $1.2 billion, a decrease of 29.0 percent compared to 2018 primarily as a result of lower activity levels and lower pricing for certain service lines. Cost of revenues decreased $263.5 million in 2019 compared to the prior year due to lower employment costs, maintenance and repairs expenses, materials and supplies expense and other costs, all of which were driven by lower activity levels. As a percentage of revenues, cost of revenues increased to 75.2 percent in 2019 compared to 68.7 percent in 2018.

Selling, general and administrative expenses as a percentage of revenues increased to 13.8 percent in 2019 compared to 9.8 percent in 2018 due to lower revenues over primarily fixed expenses.

Impairment and other charges were $82.3 million in 2019, primarily due to equipment disposals, closing operating locations and reducing employee staffing.

Loss before income taxes was $113.1 million for 2019 compared to income before income taxes of $221.3 million in 2018. Net loss for 2019 was $87.1 million, or $0.41 loss per share compared to net income of $175.4 million, or $0.82 earnings per share in 2018. Net income in 2019 and 2018 reflect the lower income tax rates as a result of the Tax Cuts and Jobs Act enacted in 2017.

Cash flows from operating activities decreased to $209.1 million in 2019 compared to $389.0 million in 2018 primarily due to lower earnings, partially offset by a favorable changes in working capital. As of December 31, 2019, there were no outstanding borrowings under our credit facility.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and the second quarter of 2016, the drilling rig count fell by 79 percent. During the second quarter of 2016, the U.S. domestic drilling rig count reached the lowest level ever recorded. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets, which began in the third quarter of 2014. The price of oil began to fall at that time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. During the second quarter of 2016, the price of oil and the U.S. domestic rig count began to increase, and increased steadily throughout the remainder of 2016, 2017 and 2018. At the end of 2019, the U.S. domestic rig count had fallen by approximately 26 percent compared with the end of 2018. RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, we believe the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions in the U.S. completions increased by approximately 30 percent to 14,655 in 2018 compared to 11,277 in 2017, and by approximately seven percent to 15,734 during 2019. However, we believe that U.S. oilfield well completion activity will decline during the near term.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. During the first two quarters of 2016, the prices of oil and natural gas remained at low levels that discouraged our customers from undertaking most of their potential exploration and production activities. The prices of oil and natural gas increased during the third and fourth quarters of 2016, throughout 2017 and continued during 2018. The price of natural gas declined during 2019 and we do not believe that it is at a level that encourages our customers to increase their natural gas directed drilling and production activities. The price of oil began to increase during 2019, and at the end of the fourth quarter of 2019 was approximately 35 percent higher than at the end of the fourth quarter of 2018. The average price of natural gas liquids in 2019 decreased by 19.2 percent compared to the average price for the full year 2018.

The majority of the U.S. domestic rig count remains directed towards oil. At the beginning of 2020, approximately 85 percent of the U.S. domestic rig count was directed towards oil, a slight increase compared to the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.

We continue to monitor the market for our services and the competitive environment. The U.S. domestic rig count had increased sharply since the historical low recorded during the third quarter of 2016 and continuing until the fourth quarter of 2018, though the rig count has declined during 2019. The fact that drilling and completion activities continue to be highly service-intensive and require a large amount of equipment and raw materials carries favorable implications for our activity levels. Furthermore, we note that some wells in the U.S. domestic market have been drilled but not completed. At the end of the fourth quarter of 2019, the number of wells in this category had decreased by approximately ten percent since the beginning of 2019. These moderately positive economic factors are offset by indications from our customers that they intend to reduce drilling and completion activity during 2020 because they are managing their operations to maximize near-term cash flow. Also, during 2018, we began to observe that oilfield completion crews and equipment were providing services with increasing efficiency, and we believe that this higher efficiency has caused the market for several oilfield completion services, including pressure pumping, to become oversupplied. This trend continued during 2019, and we believe that this development carries negative consequences for pricing of our services, utilization of our equipment and our financial results during the near term.

Activity levels and pricing for oilfield services reached a level during 2018 that allowed the industry to maintain its equipment and encouraged oilfield service providers to expand their fleets of revenue-producing equipment and hire additional personnel. The prospect of improved financial returns also provided access to the capital markets and allowed previously insolvent service companies to resume operations and add equipment. As a result, competition increased during 2018. Increased competition and improved service efficiency, coupled with the significant decline in oil prices during the fourth quarter of 2018, became catalysts for lower pricing and activity levels in 2019. RPC expanded the size of its fleet of revenue-producing equipment modestly during 2018 and placed orders in the latter part of 2018 for a small amount of new equipment that was delivered in 2019. The equipment we placed in service in 2018 and 2019 is more powerful and efficient than earlier generations of oilfield service equipment, and we believe that it will produce acceptable financial returns as it is placed in service at high utilization levels. Our consistent response to the near-term potential of lower activity levels and pricing is to undertake moderate fleet expansions which we believe will allow us to maintain a strong balance sheet, even if near-term pricing and activity levels generated by such new equipment are modest.

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

The Company recorded impairment and other charges in 2019 of $82.3 million primarily related to equipment disposals, closing operating locations and reducing employee staffing. We made operational decisions resulting in these impairments and other charges because the U.S. oilfield has undergone fundamental changes in the past few years. These changes require equipment which is capable of operating continuously, over long periods of time, and much of our older equipment is not able to fulfill this requirement, no matter how well maintained. We believe that the oilfield will require less pressure pumping equipment in the foreseeable future based on the fact that U.S. oil production has reached record levels while not fully utilizing the pressure pumping capacity that has been available during the period. In addition, we are aware that our customers have been forced to conduct their operations with little or no access to outside capital for the first time in many years, and we assume that this aspect of exploration and production financing will remain in place for the foreseeable future, thereby reducing the volume of future drilling and completion of new wells.

Results of Operations

Years Ended December 31,	2019	2018	2017
(in thousands except per share amounts and industry data)

Consolidated revenues	$1,222,409	$1,721,005	$1,595,227
Revenues by business segment:
Technical	$1,145,554	$1,647,213	$1,538,351
Support	76,855	73,792	56,876

Consolidated operating (loss) profit	$(114,288)	$210,030	$226,217
Operating (loss) profit by business segment:
Technical	$(32,993)	$216,703	$251,476
Support	10,016	4,612	(12,228)
Corporate expenses	(12,745)	(14,629)	(17,561)
Impairment and other charges (1)	(82,273)	-	-
Gain on disposition of assets, net	3,707	3,344	4,530

Net (loss) income (2)	$(87,111)	$175,402	$162,511
(Loss) Earnings per share — diluted (2)	$(0.41)	$0.82	$0.75
Percentage of cost of revenues to revenues	75%	69%	66%
Percentage of selling, general and administrative expenses to revenues	14%	10%	10%
Percentage of depreciation and amortization expenses to revenues	14%	10%	10%
Effective income tax rate (2)	23.0%	20.7%	30.2%
Average U.S. domestic rig count	943	1,032	877
Average natural gas price (per thousand cubic feet (mcf))	$2.57	$3.18	$2.99
Average oil price (per barrel)	$56.90	$65.02	$50.84

(1)Amount in 2019 represents $80,263 related to technical services and $2,010 related to corporate services.
(2)The indicated data for 2017 includes the impact of a net discrete tax benefit of $19.3 million, or $0.09 per share, recorded as a result of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues. Revenues in 2019 decreased $498.6 million or 29.0 percent compared to 2018. The Technical Services segment revenues in 2019 decreased $501.7 million or 30.5 percent compared to the prior year. The decrease is due primarily to lower activity levels and lower pricing in several of our service lines as compared to the prior year. The Support Services segment revenues in 2019 increased $3.1 million or 4.2 percent compared to 2018 due primarily to improved activity levels and pricing in the rental tools service line, which is the largest service line within this segment. Technical Services reported an operating loss of $33.0 million during 2019 compared to a profit of $216.7 million in the prior year, while Support Services reported an operating income of $10.0 million in 2019 compared to $4.6 million in the prior year. The average price of oil decreased 12.5 percent and the average price of natural gas decreased 19.2 percent during 2019 compared to the prior year. The average domestic rig count during 2019 was 8.6 percent lower than 2018. International revenues, which decreased from $90.4 million in 2018 to $64.6 million in 2019, were five percent of consolidated revenues in both 2019 and 2018. International revenues decreased in 2019 primarily due to lower customer activity levels in Argentina and to a lesser extent, Canada and Gabon, partially offset by higher activity in Algeria compared to the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of revenues. Cost of revenues in 2019 was $919.6 million compared to $1.2 billion in 2018, a decrease of $22.3 percent due to lower employment costs, maintenance and repair expenses, materials and supplies expense and other costs, all of which were driven by lower activity levels. As a percentage of revenues, cost of revenues increased to 75.2 percent in 2019 compared to 68.7 percent in 2018 primarily due to lower activity levels and more competitive pricing.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased slightly to $168.1 million in 2019 compared to $168.2 million in 2018. Selling, general and administrative expenses as a percentage of revenues increased to 13.8 percent of revenues in 2019 compared to 9.8 percent of revenues in 2018 due to the negative leverage of lower revenues over primarily fixed expenses.

Depreciation and amortization. Depreciation and amortization were $170.4 million in 2019, an increase of $7.3 million, compared to $163.1 million in 2018 due to capital expenditures made during 2019. As a percentage of revenues, depreciation and amortization increased in 2019 compared to 2018 primarily due to lower revenues.

Impairment and other charges. Impairment and other charges were $82.3 million in 2019, primarily due to equipment disposals, closing operating locations and reducing employee staffing.

Gain on disposition of assets, net. Gain on disposition of assets, net was $3.7 million in 2019 compared to $3.3 million in 2018. The gain on disposition of assets, net is generally comprised of gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other expense, net was $0.4 million in 2019 compared to other income, net of $9.3 million in 2018. Other income recorded in 2018 includes property insurance proceeds totaling $9.6 million.

Interest expense and interest income. Interest expense was $0.3 million in 2019 compared to $0.5 million in 2018. Interest expense in 2019 and 2018 principally consists of fees on the unused portion of the credit facility. Interest income decreased to $1.9 million in 2019 compared to $2.4 million in 2018 due to lower investable cash balances.

Income tax (benefit) provision. The income tax benefit was $26.0 million in 2019 compared to a provision of $45.9 million in 2018. The effective tax rate was 23.0 percent in 2019 compared to 20.7 percent in 2018. The increase in the effective tax rate in 2019 is due primarily to certain state taxes based on revenues rather than taxable income or losses and unfavorable discrete adjustments in 2019 compared to 2018.

Net (loss) income and diluted (loss) earnings per share. Net loss was $87.1 million in 2019, or $0.41 loss per diluted share, compared to net income of $175.4 million in 2018, or $0.82 earnings per diluted share. This decrease in earnings per share was due to lower profitability as average shares outstanding was essentially unchanged.

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

Interest expense and interest income. Interest expense increased to $0.5 million in 2018 compared to $0.4 million in 2017. Interest expense in 2018 and 2017 principally consists of fees on the unused portion of the credit facility. Interest income increased to $2.4 million in 2018 compared to $1.5 million in 2017 due to higher investable cash balances.

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

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $50.0 million as of December 31, 2019, $116.3 million as of December 31, 2018 and $91.1 million as of December 31, 2017.

The following table sets forth the historical cash flows for the years ended December 31:

	(in thousands)
	2019	2018	2017
Net cash provided by operating activities	$209,141	$389,009	$133,704
Net cash used for investing activities	(235,788)	(219,727)	(104,386)
Net cash used for financing activities	(39,592)	(144,070)	(70,103)

2019

Cash provided by operating activities in 2019 decreased by $179.9 million compared to the prior year. This decrease is due primarily to a decrease in net income (loss) of $262.5 million, the deferred income tax benefit of $22.2 million and gains due to benefit plan financing arrangement in 2018. These decreases were partially offset by a net favorable change in working capital of $24.9 million. The net favorable change in working capital is primarily due to favorable changes of $27.1 million in accounts receivable due to lower activity levels and revenues in the third and fourth quarters of 2019 and $36.6 million in inventories due to lower activity levels. These favorable changes were partially offset by unfavorable working capital changes of $34.5 million in accounts payable and $8.3 million in accrued payroll and related expenses.

Cash used for investing activities in 2019 increased by $16.1 million compared to 2018 primarily because of higher capital expenditures in 2019 and property insurance proceeds in 2018.

Cash used for financing activities in 2019 decreased by $104.5 million primarily as a result of a reduction in cash dividends to common stockholders, partially offset by the lower cost of repurchases of the Company’s shares on both the open market and for taxes related to the vesting of restricted shares.

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

Cash used for financing activities in 2018 increased by $74.0 million primarily as a result of increased cash dividends to common stockholders coupled with the higher cost of repurchases of the Company’s shares on the open market and for taxes related to the vesting of restricted shares.

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2019 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $125 million revolving credit facility that matures in July 2023. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On July 26, 2018, the Company amended the revolving credit facility to, among other matters, (1) replace the existing minimum tangible net worth covenant, as well as, (2) extend the maturity date of the revolving credit facility to July 26, 2023, (3) eliminate any borrowing base limitations on revolving loans when certain criteria exist, (4) reduce the commitment fees payable by RPC and (5) reduce the letter of credit sublimit from $50 million to $35 million. As of December 31, 2019, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.5 million; therefore, a total of $105.5 million of the facility was available. For additional information with respect to RPC’s facility, see Note 8 of the Notes to Consolidated Financial Statements included in this report.

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

Cash Requirements

Capital expenditures were $250.6 million in 2019, and we currently expect capital expenditures to be approximately $80 million in 2020. We expect that a majority of these expenditures in 2020 will be directed towards capitalized maintenance of our existing equipment. The actual amount of capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During 2019, the Company did not make any contributions to the plan and does not expect to make any contributions to the plan during 2020.

The Company has a stock buyback program, initially adopted in 1998 and subsequently amended in 2013 and 2018, that authorizes the repurchase of up to 41,578,125 shares. On February 12, 2018, the Board of Directors increased the number of shares authorized for repurchase by 10 million shares. There were 595,585 shares repurchased on the open market by the Company during 2019, and 8,248,184 shares remain available to be repurchased under the current authorization as of December 31, 2019. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

The Company recorded impairment and other charges of $82.3 million during 2019, of which $8.7 million is expected to have a cash impact during 2020.

On July 22, 2019, the Board of Directors voted to suspend RPC’s dividend to common stockholders. The Company expects to resume cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company has no timetable for the resumption of dividends.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company’s significant contractual obligations as of December 31, 2019:

Contractual Obligations	Payments due by period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Interest on long-term debt obligations	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating leases (1)	44,685	12,091	16,231	7,231	9,132
Purchase obligations (2)	229	229	—	—	—
Other long-term liabilities (3)	11,294	7,903	3,007	384	—
Total contractual obligations	$56,208	$20,223	$19,238	$7,615	$9,132

(1)Operating leases include agreements for various office locations, office equipment, and certain operating equipment.
(2)Includes agreements to purchase raw materials, goods or services that have been approved and that specify all significant terms (pricing, quantity, and timing). As part of the normal course of business the Company occasionally enters into purchase commitments to manage its various operating needs.
(3)Includes expected cash payments for long-term liabilities reflected on the balance sheet where the timing of the payments is known. These amounts include incentive compensation, severance costs and estimated charges related to disposal of impaired assets. Also includes amounts related to the usage of corporate aircraft. These amounts exclude pension obligations with uncertain funding requirements and deferred compensation liabilities.

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

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. When oilfield activity began to increase in the third quarter of 2016, the Company experienced upward pressure on the price of labor due to the shortage of skilled employees as well as occasional increases in the prices of certain raw materials used in providing our services. During 2018, however, prices for the raw material comprising the Company’s single largest raw material purchase began to decline due to increased sources of supply of the material, particularly in geographic markets located close to the largest U.S. oil and gas basin. In addition, labor cost pressures during the fourth quarter of 2018 began to abate due to lower oilfield activity. These cost pressures continued to decline during 2019.

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $865,000 in 2019, $873,000 in 2018, and $849,000 in 2017. The Company’s receivable due from Marine Products for these services was $55,000 as of December 31, 2019 and $28,000 as of December 31, 2018. Many of the Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business equipment or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1,625,000 in 2019, $1,467,000 in 2018 and $1,372,000 in 2017.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $104,000 in 2019, $101,000 in 2018 and $104,000 in 2017.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is currently a party to an operating lease agreement with 255 RC, LLC for a period of five years. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $199,000 in 2019 and 2018 and $197,000 in 2017 for the corporate aircraft. The Company has a payable to 255 RC, LLC of $1.0 million as of December 31, 2019 and $0.8 million as of December 31, 2018. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2019, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

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

Allowance for doubtful accounts — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Provisions for doubtful accounts are recorded in selling, general and administrative expenses. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery. Therefore, the provision for doubtful accounts can fluctuate significantly from period to period. Recoveries were insignificant in 2019, 2018 and 2017. We record specific provisions when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to a customer changes, our estimate of the realizability of the receivable would be further adjusted, either upward or downward.

The estimated allowance for doubtful accounts is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region. In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables which we adjust periodically based on management judgment and the economic strength of our customers. The net provisions for doubtful accounts as a percentage of revenues ranged from 0.03 percent to 0.8 percent over the last three years. Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2019 would have resulted in a change of $1.1 million to the allowance for doubtful accounts and a corresponding change to selling, general and administrative expenses.

Income taxes — The effective income tax benefits were 23.0 percent in 2019, compared to an income tax provision of 20.7 percent in 2018 and 30.2 percent in 2017. Our effective tax rates vary due to changes in estimates of our future taxable income or losses, fluctuations in the tax jurisdictions in which our earnings and deductions are realized, and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments. As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis. The effective tax rate for 2019 reflects the decrease in favorable discrete adjustments, along with a higher percentage of permanent adjustments compared to income (loss).

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

Insurance expenses —The Company self-insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability. The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims. The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims. As of December 31, 2019, the Company estimates the range of exposure to be from $19.0 million to $24.2 million. The Company has recorded liabilities at December 31, 2019 of $21.6 million which represents management’s best estimate of probable loss.

Depreciable life of assets — RPC’s net property, plant and equipment at December 31, 2019 was $516.7 million representing 49.1 percent of the Company’s consolidated assets. Depreciation and amortization expense for the year ended December 31, 2019 was $170.4 million. Management judgment is required in the determination of the estimated useful lives used to calculate the annual and accumulated depreciation and amortization expense.

Property, plant and equipment are reported at cost less accumulated depreciation and amortization, which is provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors including historical experience with similar assets. Assets are monitored to ensure changes in asset lives are identified and prospective depreciation and amortization expense is adjusted accordingly. We did not make any changes to the estimated lives of assets resulting in a material impact in 2019 or 2018.

Long-lived assets including goodwill — RPC carries a variety of long-lived assets on our balance sheet including property, plant and equipment and goodwill. Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The Company conducts impairment tests on goodwill annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate an impairment may exist. In addition, the Company conducts impairment tests on long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

For the impairment testing on long-lived assets, other than goodwill, a long-lived asset is grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group are compared to its carrying amount. If the undiscounted cash flows are less than the asset group's carrying amount, then the Company is required to determine the asset group's fair value by using a discounted cash flow analysis. This analysis is based on estimates such as management's short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, estimates of the remaining useful life and service potential of the assets within the asset group, and a discount rate based on weighted average cost of capital. An impairment loss is measured and recorded as the amount by which the asset group's carrying amount exceeds its fair value. Assessment of goodwill impairment is conducted at the level of each reporting unit, which is the same as our reportable segments, Technical Services and Support Services, comparing the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill. The fair value of each reporting unit is estimated using an income approach and a market approach. The income approach uses discounted cash flow analysis based on management's short-term and long-term forecast of operating performance. This analysis includes significant assumptions regarding discount rates, revenue growth rates, expected profitability margins, forecasted capital expenditures and the timing of expected future cash flows based on market conditions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is measured and recorded.

The impairment assessments discussed above incorporate inherent uncertainties, including projected commodity pricing, supply and demand for the Company's services and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts. If market conditions further deteriorate, including crude oil prices significantly declining and remaining at low levels for a sustained period of time, we could be required to record additional impairments of the carrying value of our long-lived assets in the future which could have a material adverse impact on our operating results.

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

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment advisor. Differences between the expected long-term return on plan assets and the actual return are amortized over future years. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. The Company’s assumption for the expected return on plan assets was seven percent for 2019, 2018 and 2017.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plan are forecasted and then compared to a portfolio of investment grade corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. A lower discount rate increases the present value of benefit obligations. The discount rate was 3.60 percent as of December 31, 2019 compared to 4.65 percent as of December 31, 2018 and 4.00 percent in 2017.

As set forth in Note 12 to the Company’s financial statements, included among the asset categories for the Plan’s investments are real estate and alternative/ opportunistic/ special fund investments comprised of real estate funds and private equity funds. These investments are measured at net asset value and are valued using significant non-observable inputs which do not have a readily determinable fair value. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

As of December 31, 2019, the defined benefit plan was under-funded and the recorded change within accumulated other comprehensive loss decreased stockholders’ equity by $3.0 million after tax. Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in a pre-tax increase or decrease of $1.3 million to the net loss related to pension reflected in accumulated other comprehensive loss.

The Company recognized pre-tax pension expense (income) of $0.3 million in 2019, $(0.2) million in 2018 and $0.4 million in 2017. Based on the under-funded status of the defined benefit plan as of December 31, 2019, the Company expects to recognize pension income of $15 thousand in 2020. Holding all other factors constant, a change in the expected long-term rate of return on plan assets by 0.50 percentage points would result in an increase or decrease in pension expense of $194 thousand in 2020. Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an increase or decrease in pension expense of $19 thousand in 2020.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Standards:

●	Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The Company adopted ASC 842, Leases, and all the related amendments on January 1, 2019, by recognizing on its balance sheet, a right-of-use asset and lease liabilities totaling approximately $44 million, for all of its leases with terms greater than 12 months. The Company adopted the standard using the optional transition method, with an immaterial adjustment to retained earnings upon adoption. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations and consolidated statements of cash flows. See “Leases” in the Notes to Consolidated Financial Statements for expanded disclosures
●	ASU No. 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments provide an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. The Company adopted the standard in the first quarter of 2019 and elected to reclassify approximately $2.7 million of stranded tax effects related to its pension plan from AOCI to retained earnings.
●	ASU No. 2018-07 —Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of ASU 718 to include share-based payments issued to nonemployees for goods or services, thereby substantially aligning the accounting for share-based payments to nonemployees and employees. The Company adopted these provisions in the first quarter of 2019 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

To be adopted in 2020 and later:

●	ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The ASU introduced a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for recognition in place of the current incurred loss model. The Company adopted the provisions of the standard in the first quarter of 2020 and currently expects the adoption to have an immaterial cumulative-effect adjustment to the opening balance of retained earnings. The Company plans to continue to record an allowance on its trade receivables based on aging at the end of each reporting period using current reasonable and supportable forecasted economic conditions.
●	ASU No. 2017-04 —Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted these provisions in the first quarter of 2020, on a prospective basis.
●	ASU No. 2018-15 —Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments reduce the complexity for the accounting for costs of implementing a cloud computing service arrangement and align the requirements for capitalizing implementation costs that are incurred in a hosting arrangement that is a service contract with the costs incurred to develop or obtain internal-use software. The Company adopted these provisions in the first quarter of 2020 and the adoption did not have a material impact on its consolidated financial statements.
●	ASU No. 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing the exceptions to the incremental approach for intra-period tax allocation in certain situations, requirement to recognize a deferred tax liability for a change in the status of a foreign investment, and the general methodology for computing income taxes in an interim period when year-to date loss exceeds the anticipated loss for the year. The amendments also simplify the accounting for income taxes with regard to franchise tax, evaluation of step up in the tax basis goodwill in certain business combinations, allocating current and deferred tax expense to legal entities that are not subject to tax and enacted change in tax laws or rates. The amendments are effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years. The company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its revolving credit facility. As of December 31, 2019, there are no outstanding interest-bearing advances on our credit facility which bear interest at a floating rate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2019 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2019.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2019, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 33.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Vice President, Chief Financial Officer and Corporate Secretary

Atlanta, Georgia
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements.

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
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Codification Topic 842, Leases.

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
February 28, 2020

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

December 31,	2019	2018
ASSETS
Cash and cash equivalents	$50,023	$116,262
Accounts receivable, net	242,574	323,533
Inventories	100,947	130,083
Income taxes receivable	24,145	35,832
Prepaid expenses	10,459	9,766
Assets held for sale	5,385	—
Other current assets	3,325	3,462
Current assets	436,858	618,938
Property, plant and equipment, net	516,727	517,982
Operating lease right-of-use assets	33,850	—
Goodwill	32,150	32,150
Other assets	33,633	30,510
Total assets	$1,053,218	$1,199,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$53,147	$103,401
Accrued payroll and related expenses	19,641	25,715
Accrued insurance expenses	7,540	6,183
Accrued state, local and other taxes	2,427	3,081
Income taxes payable	1,534	4,706
Current portion of operating lease liabilities	10,625	—
Other accrued expenses	6,488	151
Current liabilities	101,402	143,237
Long-term accrued insurance expenses	14,040	12,072
Long-term pension liabilities	39,254	29,638
Deferred income taxes	37,319	60,375
Long-term operating lease liabilities	28,378	—
Other long-term liabilities	2,492	3,839
Total liabilities	222,885	249,161
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 214,422,979 and 214,543,511 shares issued and outstanding in 2019 and 2018, respectively	21,443	21,454
Capital in excess of par value	—	—
Retained earnings	832,113	947,711
Accumulated other comprehensive loss	(23,223)	(18,746)
Total stockholders’ equity	830,333	950,419
Total liabilities and stockholders’ equity	$1,053,218	$1,199,580

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2019	2018	2017
REVENUES	$1,222,409	$1,721,005	$1,595,227
COSTS AND EXPENSES:
Cost of revenues (exclusive of items shown separately below)	919,595	1,183,048	1,050,809
Selling, general and administrative expenses	168,127	168,151	159,194
Impairment and other charges	82,273	—	—
Depreciation and amortization	170,409	163,120	163,537
Gain on disposition of assets, net	(3,707)	(3,344)	(4,530)
Operating (loss) profit	(114,288)	210,030	226,217
Interest expense	(334)	(489)	(426)
Interest income	1,906	2,426	1,494
Other (expense) income, net	(385)	9,313	5,531
(Loss) income before income taxes	(113,101)	221,280	232,816
Income tax (benefit) provision	(25,990)	45,878	70,305
Net (loss) income	$(87,111)	$175,402	$162,511
(LOSS) EARNINGS PER SHARE
Basic	$(0.41)	$0.82	$0.75
Diluted	$(0.41)	$0.82	$0.75
Dividends paid per share	$0.15	$0.47	$0.20

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2019	2018	2017
NET (LOSS) INCOME	$(87,111)	$175,402	$162,511
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES:
Pension adjustment	(5,030)	(1,408)	1,033
Foreign currency translation	553	(621)	391
Unrealized loss on securities, net reclassification adjustments	—	—	(24)
COMPREHENSIVE (LOSS) INCOME	$(91,588)	$173,373	$163,911

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

RPC, INC. AND SUBSIDIARIES

(in thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2016	217,489	$21,749	$—	$803,152	$(18,102)	$806,799
Stock issued for stock incentive plans, net	420	42	11,048	—	—	11,090
Stock purchased and retired	(1,365)	(137)	(11,048)	(15,599)	—	(26,784)
Net income	—	—	—	162,511	—	162,511
Pension adjustment, net of taxes	—	—	—	—	1,033	1,033
Foreign currency translation	—	—	—	—	391	391
Unrealized loss on securities, net of taxes and reclassification adjustment	—	—	—	—	(24)	(24)
Dividends declared	—	—	—	(43,319)	—	(43,319)
Balance, December 31, 2017	216,544	21,654	—	906,745	(16,702)	911,697
Adoption of accounting standard (Note 1)	—	—	—	15	(15)	—
Stock issued for stock incentive plans, net	367	37	9,382	—	—	9,419
Stock purchased and retired	(2,367)	(237)	(9,382)	(33,382)	—	(43,001)
Net income	—	—	—	175,402	—	175,402
Pension adjustment, net of taxes	—	—	—	—	(1,408)	(1,408)
Foreign currency translation	—	—	—	—	(621)	(621)
Dividends declared	—	—	—	(101,069)	—	(101,069)
Balance, December 31, 2018	214,544	21,454	—	947,711	(18,746)	950,419
Adoption of accounting standard (Note 1)	—	—	—	2,464	(2,732)	(268)
Stock issued for stock incentive plans, net	667	66	8,564	—	—	8,630
Stock purchased and retired	(788)	(77)	(8,564)	1,280	—	(7,361)
Net loss	—	—	—	(87,111)	—	(87,111)
Pension adjustment, net of taxes	—	—	—	—	(2,298)	(2,298)
Foreign currency translation	—	—	—	—	553	553
Dividends declared	—	—	—	(32,231)	—	(32,231)
Balance, December 31, 2019	214,423	$21,443	$—	$832,113	$(23,223)	$830,333

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RPC, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2019	2018	2017
OPERATING ACTIVITIES
Net (loss) income	$(87,111)	$175,402	$162,511
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	172,607	166,789	166,558
Stock-based compensation expense	8,630	9,419	11,090
Gain on disposition of assets, net	(2,645)	(3,344)	(4,530)
Gain due to insurance recovery	—	(9,646)	—
Gain due to benefit plan financing arrangement	(126)	(1,020)	—
Deferred income tax (benefit) provision	(22,225)	21,395	(42,609)
Impairment and other charges	73,560	—	—
(Increase) decrease in assets:
Accounts receivable	81,094	53,982	(208,642)
Income taxes receivable	11,687	4,410	16,931
Inventories	20,962	(15,660)	(6,275)
Prepaid expenses	(692)	(778)	(2,272)
Other current assets	300	3,375	(1,222)
Other non-current assets	(3,024)	1,494	(4,779)
Increase (decrease) in liabilities:
Accounts payable	(42,241)	(7,754)	29,176
Income taxes payable	(3,172)	1,482	(1,705)
Accrued payroll and related expenses	(6,103)	2,193	11,408
Accrued insurance expenses	1,357	884	1,200
Accrued state, local and other taxes	(654)	(5,574)	5,561
Other accrued expenses	(2,089)	(994)	(5,335)
Pension liabilities	6,575	(7,862)	4,398
Long-term accrued insurance expenses	1,968	1,696	839
Other long-term liabilities	483	(880)	1,401
Net cash provided by operating activities	209,141	389,009	133,704
INVESTING ACTIVITIES
Capital expenditures	(250,629)	(242,610)	(117,509)
Proceeds from sale of assets	14,841	13,237	13,123
Proceeds from insurance recovery	—	9,646	—
Proceeds from benefit plan financing arrangement	507	2,218	—
Re-investment in benefit plan financing arrangement	(507)	(2,218)	—
Net cash used for investing activities	(235,788)	(219,727)	(104,386)
FINANCING ACTIVITIES
Payment of dividends	(32,231)	(101,069)	(43,319)
Cash paid for common stock purchased and retired	(7,361)	(43,001)	(26,784)
Net cash used for financing activities	(39,592)	(144,070)	(70,103)
Net (decrease) increase in cash and cash equivalents	(66,239)	25,212	(40,785)
Cash and cash equivalents at beginning of year	116,262	91,050	131,835
Cash and cash equivalents at end of year	$50,023	$116,262	$91,050

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

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

Preferred Stock

RPC is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2019, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

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

Concentration of Credit Risk

Substantially all of the Company’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company provided oilfield services to several hundred customers during each of the last three years. There was no customer that accounted for more than 10 percent of the Company’s revenues in 2019, 2018 or 2017. Additionally, there was no customer that accounted for more than 10 percent of accounts receivable as of December 31, 2019 or 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

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

Investments

Investments classified as available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company realized no gains or losses on its available-for-sale securities during 2019, 2018 and 2017. Securities that are held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) are classified as trading. See Note 12 for further information regarding the SERP. The change in fair value of trading securities is presented as compensation cost in selling, general and administrative expenses on the consolidated statements of operations.

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

Inventories

Inventories, which consist principally of (i) raw materials and supplies that are consumed providing services to the Company’s customers, (ii) spare parts for equipment used in providing these services and (iii) components and attachments for manufactured equipment used in providing services, are recorded at the lower of cost or net realizable value. Cost is determined using first-in, first-out (“FIFO”) method or the weighted average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company regularly reviews inventory quantities on hand and records a write-down for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

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

During the year ended December 31, 2019, the Company recorded accelerated depreciation related to certain operating equipment that was retired. In addition, the Company recorded a write down for certain real estate that were classified as held for sale. See Note 3 for additional information.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill by reportable segment was as follows:

Years Ended December 31,	2019	2018
(in thousands)
Technical Services	$30,992	$30,992
Support Services	1,158	1,158
Goodwill	$32,150	$32,150

Goodwill is reviewed annually, or more frequently, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, for impairment. In 2019 and 2018, the Company performed a quantitative impairment test by estimating the fair value of each of its reporting units by considering both comparable public company multiples (a market approach) and projected discounted future cash flows (an income approach). The discounted cash flow analysis is based on management’s short-term and long-term forecast of operating results for each reporting unit and includes assumptions regarding discount rates, revenue growth rates, expected profitability margins, forecasted capital expenditures, and the timing of expected future cash flows. Based on this analysis, the Company concluded that the fair value of its reporting units exceeded their carrying amount and therefore no impairment of goodwill occurred for the years ended December 31, 2019 and 2018.

Advertising

Advertising expenses are charged to expense during the period in which they are incurred. Advertising expenses totaled $2,003,000 in 2019, $2,220,000 in 2018, and $1,696,000 in 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The newly enacted Tax Cuts and Jobs Act required the revaluation of our deferred tax assets and liabilities to reflect the change in Federal income tax rates from 35 percent to 21 percent. The Company’s net deferred tax liability as of December 31, 2017 was reduced through a discrete income tax provision adjustment of $19.3 million related to this rate change. The Company establishes a valuation allowance against the carrying value of deferred tax assets when the Company determines that it is more likely than not that the asset will not be realized through future taxable income.

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

Earnings per Share

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. See Note 12 for further information on restricted stock granted to employees.

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

(In thousands except per share data )	2019	2018	2017
Net (loss) income available for stockholders	$(87,111)	$175,402	$162,511
Less: Adjustments for losses attributable to participating securities	(334)	(1,839)	(2,102)
Net (loss) income used in calculating per share amounts	$(87,445)	$173,563	$160,409

Weighted average shares outstanding (including participating securities)	214,730	215,198	217,194
Adjustment for participating securities	(2,509)	(2,453)	(2,891)
Shares used in calculating basic and diluted (loss) earnings per share	212,221	212,745	214,303

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payment awards, net estimated forfeitures. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 12 for additional information.

Recent Accounting Pronouncements

The FASB issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Standards:

●	Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The Company adopted ASC 842, Leases, and all the related amendments on January 1, 2019, by recognizing on its balance sheet, a right-of-use asset and lease liabilities totaling approximately $44 million, for all of its leases with terms greater than 12 months. The Company adopted the standard using the optional transition method, with an immaterial adjustment to retained earnings upon adoption. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations and consolidated statements of cash flows. See Note 15 “Leases” in the Notes to Consolidated Financial Statements for expanded disclosures
●	ASU No. 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments provide an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. The Company adopted the standard in the first quarter of 2019 and elected to reclassify approximately $2.7 million of stranded tax effects related to its pension plan from AOCI to retained earnings.
●	ASU No. 2018-07 —Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of ASU 718 to include share-based payments issued to nonemployees for goods or services, thereby substantially aligning the accounting for share-based payments to nonemployees and employees. The Company adopted these provisions in the first quarter of 2019 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

To be adopted in 2020 and later:

●	ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The ASU introduced a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for recognition in place of the current incurred loss model. The Company adopted the provisions of the standard in the first quarter of 2020 and currently expects the adoption to have an immaterial cumulative-effect adjustment to the opening balance of retained earnings. The Company plans to continue to record an allowance on its trade receivables based on aging at the end of each reporting period using current reasonable and supportable forecasted economic conditions.
●	ASU No. 2017-04 —Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted these provisions in the first quarter of 2020, on a prospective basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

●	ASU No. 2018-15 —Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments reduce the complexity for the accounting for costs of implementing a cloud computing service arrangement and align the requirements for capitalizing implementation costs that are incurred in a hosting arrangement that is a service contract with the costs incurred to develop or obtain internal-use software. The Company adopted these provisions in the first quarter of 2020 and the adoption did not have a material impact on its consolidated financial statements.
●	ASU No. 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing the exceptions to the incremental approach for intra-period tax allocation in certain situations, requirement to recognize a deferred tax liability for a change in the status of a foreign investment, and the general methodology for computing income taxes in an interim period when year-to date loss exceeds the anticipated loss for the year. The amendments also simplify the accounting for income taxes with regard to franchise tax, evaluation of step up in the tax basis goodwill in certain business combinations, allocating current and deferred tax expense to legal entities that are not subject to tax and enacted change in tax laws or rates. The amendments are effective for fiscal years beginning after December 15,2020, and for interim periods within those fiscal years. The company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

Nature of services

RPC provides a broad range of specialized oilfield services to independent and major oil and gas companies engaged in the exploration, production and development of oil gas properties throughout the United States and in selected international markets. RPC manages its business as either (1) services offered on the well site with equipment and personnel (Technical Services) or (2) services and tools offered off the well site (Support Services). For more detailed information about operating segments, see Note 14.

RPC contracts with its customers to provide the following services by reportable segment:

Technical Services

●	Includes pressure pumping, downhole tools services, coiled tubing, nitrogen, snubbing and other oilfield related services including wireline, well control, fishing and pump down services.

Support Services

●	Rental tools – RPC rents tools to its customers for use with onshore and offshore oil and gas well drilling, completion and workover activities.
●	Other support services include oilfield pipe inspection services, management and storage; well control training; and consulting.

Our contracts with customers are generally very short-term in nature and generally consist of a single performance obligation – the provision of oilfield services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

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

Disaggregation of revenues

See Note 14 for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions. Timing of revenue recognition for each of the periods presented is shown below:

(in thousands)	2019	2018	2017
Oilfield services transferred at a point in time	$—	$—	$—
Oilfield services transferred over time	1,222,409	1,721,005	1,595,227
Total revenues	$1,222,409	$1,721,005	$1,595,227

Contract balances

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in Accounts receivable, net on the Consolidated Balance Sheets are shown below:

(in thousands)	2019	2018
Unbilled trade receivables	$52,052	$56,408

Substantially all of the unbilled trade receivables as of December 31, 2019 and December 31, 2018 were invoiced during the following quarter.

Note 3: Impairment and Other Charges

In response to the decline in customer activities and expectation for it to continue in the near term, the Company recorded the following estimated pre-tax charges during 2019. These charges are reflected in impairment and other charges in the consolidated statements of operations.

December 31,	2019	2018
(in thousands)
Abandonment of assets (1)	$35,861	$—
Assets held for sale write down(2)	14,326	—
Retirement of equipment (3)	17,218	—
Inventory write-downs	9,077	—
Severance costs	5,748	—
Other	43	—
Total	$82,273	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

(1)

Includes accelerated depreciation for assets that were ceased to be used during 2019 and were abandoned before the end of their previously estimated useful lives. These assets have been recorded at salvage value. Also includes Right-Of-Use (ROU) assets related to leased real estate locations that were abandoned; see Note 15 for additional information on leased assets.

(2)

Represents real estate properties that are expected to be sold within the next 12 months. In connection with the plan of sale, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. The impairment loss of $14,326,000 represents the estimated excess of the carrying values of the assets over their fair values, less cost to sell. The carrying value of the assets that are held for sale is separately presented in the Consolidated Balance Sheets in the caption "Assets held for sale," and these assets are no longer being depreciated.

(3)

Represents accelerated depreciation of older pressure pumping equipment being retired because it no longer effectively meets the industry’s current market requirements, requires costly maintenance, and is not expected to generate adequate returns in the future, and the related cost of disposal.

The estimated charges listed above are subject to change in the near term as the transactions are settled including asset disposals and payment of severence as the Company continues to position itself to compete in this difficult market environment. See Note 14 for details of impairment and other charges by segment.

Note 4: Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2019	2018
(in thousands)
Trade receivables:
Billed	$191,579	$266,660
Unbilled	52,052	56,408
Other receivables	4,124	5,278
Total	247,755	328,346
Less: allowance for doubtful accounts	(5,181)	(4,813)
Accounts receivable, net	$242,574	$323,533

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

Changes in the Company’s allowance for doubtful accounts are as follows:

Years Ended December 31,	2019	2018
(in thousands)
Beginning balance	$4,813	$4,471
Bad debt expense	1,481	588
Accounts written-off	(1,142)	(260)
Recoveries	29	14
Ending balance	$5,181	$4,813

Note 5: Inventories

Inventories are $100,947,000 at December 31, 2019 and $130,083,000 at December 31, 2018 and consist of raw materials, parts and supplies. The reserve for obsolete and slow moving inventory is $10,467,000 at December 31, 2019 and $10,168,000 at December 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

Note 6: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2019	2018
(in thousands)
Land	$18,945	$21,159
Buildings and leasehold improvements	114,318	140,269
Operating equipment	1,194,071	1,429,906
Computer software	25,247	24,619
Furniture and fixtures	7,086	7,606
Vehicles	553,968	528,250
Gross property, plant and equipment	1,913,635	2,151,809
Less: accumulated depreciation	(1,396,908)	(1,633,827)
Net property, plant and equipment	$516,727	$517,982

Depreciation expense was $172.6 million in 2019, $166.2 million in 2018, and $166.9 million in 2017, and includes amounts recorded as costs of revenues. There were no capital leases outstanding as of December 31, 2019 and December 31, 2018. The Company had accounts payable for purchases of property and equipment of $6.8 million as of December 31, 2019, $14.8 million as of December 31, 2018, and $7.1 million as of December 31, 2017. The Company transferred inventory to property, plant and equipment totaling $20.8 million in 2019 and $23.1 million in 2018.

Note 7: Income Taxes

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

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

GILTI

Our analysis at December 31, 2017, related to GILTI was incomplete, and therefore did not record a GILTI-related adjustment. Under FASB guidance, the Company elected to treat tax related to GILTI as a period expense rather than create a deferred tax for the temporary differences that are expected to reverse in future years. As of December 31, 2018, the impact of the Act on the Company related to GILTI was not material.

BEAT

The Company has analyzed the Act’s provisions related to Base Erosion and Profit Shifting, and has determined the impact to our financial statements to be not material. No provision was included as a component of tax expense in either 2017, 2018 or 2019.

In summary, the Company completed its evaluation of the impact of FDII, GILTI, and BEAT provisions of the Act in 2018. The Company has incorporated each of these provisions within the annual effective tax rate for 2019.

The following table lists the components of the provision (benefit) for income taxes:

Years ended December 31,	2019	2018	2017
(in thousands)
Current provision (benefit):
Federal	$(3,548)	$13,708	$95,995
State	(3,185)	3,932	13,966
Foreign	2,968	6,843	2,953
Deferred provision (benefit):
Federal	(26,493)	23,203	(39,710)
State	4,268	(1,808)	(2,899)
Total income tax (benefit) provision	$(25,990)	$45,878	$70,305

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	(0.3)	2.6	1.9
Tax credits	0.3	(0.1)	(0.7)
Non-deductible expenses	(1.9)	1.8	2.0
Adjustments related to the Act	—	(2.3)	(8.3)
Adjustments related to vesting of restricted stock	(0.4)	(0.8)	(1.2)
Other	4.3	(1.5)	1.5
Effective tax rate	23.0%	20.7%	30.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2019	2018
(in thousands)
Deferred tax assets:
Self-insurance	$5,729	$5,055
Pension	9,617	7,261
State net operating loss carryforwards	1,445	1,663
Bad debt	1,392	1,291
Stock-based compensation	3,358	3,501
Inventory reserve	2,478	2,447
Impairment reserve	2,802	—
Foreign tax credit carryforwards	3,086	—
Federal net operating loss carryforwards	19,664	—
Basis differences in consolidated limited liability company	5,778	—
All others	2,191	1,690
Gross deferred tax assets	57,540	22,908
Deferred tax liabilities:
Depreciation	(87,647)	(71,647)
Goodwill amortization	(6,763)	(6,587)
Basis differences in consolidated limited liability company	—	(4,636)
Basis differences in joint ventures	(444)	(408)
All others	(5)	(5)
Gross deferred tax liabilities	(94,859)	(83,283)
Net deferred tax liabilities	$(37,319)	$(60,375)

The Company’s current intention is to permanently reinvest funds held in our foreign subsidiaries outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective through the utilization of foreign tax credits, or would otherwise create no additional U.S. tax cost.

As of December 31, 2019, the Company has net operating loss carryforwards related to federal income taxes of $93.6 million with an indefinite carryforward. As of December 31, 2019, the Company has no valuation allowance against the corresponding deferred tax asset. As of December 31, 2019, the Company has net operating loss carryforwards related to state income taxes of $23.9 million (gross) that will expire between 2020 and 2035. As of December 31, 2019, the Company has a valuation allowance of $415 thousand, representing the tax-affected amount of loss carryforwards related to state income taxes that the Company does not expect to utilize, against the corresponding deferred tax asset.

As of December 31, 2019, the Company has foreign tax credit carryforwards of $3.1 million that will expire in 2029. As of December 31, 2019, the Company has no valuation allowance against the corresponding deferred tax asset.

Total net income tax payments (refunds) were $(11.8) million in 2019, $18.0 million in 2018, and $98.0 million in 2017.

The Company and its subsidiaries are subject to U.S. federal and state income taxes in multiple jurisdictions. In many cases, our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. In general, the Company’s 2016 through 2019 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

As of December 31, 2019 and 2018, our liability for unrecognized tax benefits related primarily to state income taxes did not change and remained at $2,215,000, and is recognized as a component of other long-term liabilities in the accompanying consolidated balance sheet. The liability, if recognized, would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018
Balance at January 1	$2,215,000	$2,215,000
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Balance at December 31	$2,215,000	$2,215,000

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties as of December 31, 2019 and 2018 were $203 thousand and $263 thousand, respectively.

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

Note 8: Long-Term Debt

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

On July 26, 2018, the Company entered into Amendment No. 4 to Credit Agreement (the “Amendment”). The Amendment, among other matters, replaces the existing minimum tangible net worth covenant with the following covenants: (i) when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum debt service coverage ratio of 2.00:1.00, and (ii) otherwise, a minimum tangible net worth covenant of no less than $600 million. The Amendment additionally (1) extends the Credit Agreement maturity date from January 17, 2020 to July 26, 2023, (2) eliminates any borrowing base limitations on revolving loans when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, (3) reduces the commitment fees payable by RPC by 7.5 basis points at each pricing level and (4) reduces the letter of credit sublimit from $50 million to $35 million. As of December 31, 2019, the Company was in compliance with these covenants.

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

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.3 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance of $0.2 million at December 31, 2019 is classified as part of non-current other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

As of December 31, 2019, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $21.6 million; therefore, a total of $103.4 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan cost, and interest paid on the credit facility were as follows for the periods indicated:

Years Ended December 31,	2019	2018	2017
(in thousands)
Interest incurred	$256	$390	$415
Interest paid	$162	$241	$181

Note 9: Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

		Unrealized	Foreign
	Pension	Gain (Loss) On	Currency
	Adjustment	Securities	Translation	Total
Balance at December 31, 2017	$(14,470)	$15	$(2,247)	$(16,702)
Change during 2018:
Before-tax amount	(2,712)	(15)	(621)	(3,348)
Tax (expense) benefit	665	—	—	665
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	639	—	—	639
Total activity in 2018	(1,408)	(15)	(621)	(2,044)
Balance at December 31, 2018	$(15,878)	$—	$(2,868)	$(18,746)
Change during 2019:
Before-tax amount	(3,962)	—	553	(3,409)
Tax (expense) benefit	970	—	—	970
Adoption of accounting standard (note 1)	(2,732)	—	—	(2,732)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	694	—	—	694
Total activity in 2019	(5,030)	—	553	(4,477)
Balance at December 31, 2019	$(20,908)	$—	$(2,315)	$(23,223)

(1)   Reported as part of selling, general and administrative expenses.

Note 10: Fair Value Disclosures

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2019 and 2018:

Fair Value Measurements at December 31, 2019 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities – equity securities	$237	$237	$—	$—
Investments measured at net asset value - trading securities	$28,476

Fair Value Measurements at December 31, 2018 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities – equity securities	$211	$211	$—	$—
Investments measured at net asset value - trading securities	$22,815

The Company determines the fair value of marketable securities classified as available-for-sale through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities classified as trading are comprised of the SERP assets, as described in Note 12, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2019 there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at December 31, 2019 and 2018. Outstanding balances based on the quote from the lender (level 2 inputs) is similar to the fair value as of the same date. The borrowings under our revolving credit facility bear variable interest rates as described in Note 8. The Company is subject to interest rate risk on the variable component of the interest rate.

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

The Company’s real estate classified as held for sale has been stated at fair value less costs to sell since the fair value less costs to sell is lower than its carrying amount. The non-recurring fair value measurement was completed in the third quarter of 2019 and determined based on observable market data that includes price per square foot involving comparable properties in similar locations and reflected in the table below:

		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$5,385	$—	$5,385	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

Note 11: Commitments and Contingencies

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

Note 12: Employee Benefit Plans

Defined Benefit Pension Plan

The Company’s Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to substantially all employees with at least one year of service prior to 2002. During 2001, the plan became a multiple employer plan, with Marine Products Corporation as an adopting employer.

The Company’s projected benefit obligation exceeds the fair value of the plan assets under its pension plan by $8.4 million and thus the plan was under-funded as of December 31, 2019. The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2019	2018
(in thousands)
Accumulated benefit obligation at end of year	$48,519	$43,417

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$43,417	$46,397
Service cost	—	—
Interest cost	1,960	1,832
Amendments	—	—
Actuarial loss (gain)	5,521	(2,658)
Benefits paid	(2,379)	(2,154)
Projected benefit obligation at end of year	$48,519	$43,417
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$38,364	$38,050
Actual return (loss) on plan assets	4,157	(2,532)
Employer contribution	—	5,000
Benefits paid	(2,379)	(2,154)
Fair value of plan assets at end of year	$40,142	$38,364
Funded status at end of year	$(8,377)	$(5,053)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

December 31,	2019	2018
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss	$27,693	$24,650
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$27,693	$24,650

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2019 and 2018 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

Amounts recognized in the consolidated balance sheets consist of:

December 31,	2019	2018
(in thousands)
Funded status of the Retirement Income Plan	$(8,377)	$(5,053)
SERP liability	(30,877)	(24,585)
Long-term pension liabilities	$(39,254)	$(29,638)

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. There were no contributions to the plan in 2019 and $5.0 million contributions were made in 2018.

The components of net periodic benefit cost of the Retirement Income Plan are summarized as follows:

Years ended December 31,	2019	2018	2017
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,960	1,832	1,932
Expected return on plan assets	(2,598)	(2,837)	(2,356)
Amortization of net loss	919	824	851
Net periodic benefit plan cost	$281	$(181)	$427

The Company recognized pre-tax (increases) decreases to the funded status in accumulated other comprehensive loss of $3,043,000 in 2019, $1,888,000 in 2018, and $(1,650,000) in 2017. There were no previously unrecognized prior service costs as of December 31, 2019, 2018 and 2017. The pre-tax amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2019, 2018 and 2017 are summarized as follows:

(in thousands)	2019	2018	2017
Net (gain) loss	$3,962	$2,712	$(799)
Amortization of net loss	(919)	(824)	(851)
Net transition obligation (asset)	—	—	—
Amount recognized in accumulated other comprehensive loss	$3,043	$1,888	$(1,650)

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2020 are as follows:

(in thousands)	2020
Amortization of net loss	$1,002
Prior service cost (credit)	—
Net transition obligation (asset)	—
Estimated net periodic benefit plan cost	$1,002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2019	2018	2017
Projected Benefit Obligation:
Discount rate	3.60%	4.65%	4.00%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	4.65%	4.00%	4.45%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

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

The plan’s weighted average asset allocation at December 31, 2019 and 2018 by asset category along with the target allocation for 2020 are as follows:

	Target Allocation	Percentage of Plan Assets
December 31,	2020	2019	2018
Asset Category
Cash and cash equivalents	0% - 5%	1.3%	3.0%
Fixed income securities	15% - 100%	91.7%	29.1%
Domestic equity securities	0% - 40%	—%	39.5%
International equity securities	0% - 20%	—%	19.0%
Investments measured at net asset value	0% - 12%	7.0%	9.4%
Total		100.0%	100.0%

The Company’s investments consist primarily of fixed income securities that include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries. Other types of investments include real estate funds and private equity funds that follow several different investment strategies. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets while minimizing the level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plan utilizes a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. Although not required, Company management will evaluate contributing to the pension plan during 2020.

Some of our assets, primarily our private equity and real estate funds, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For plan asset reporting as of December 31, 2019, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager statements combined with discussions focusing on underlying fundamentals and significant events. Additionally, these investments are valued based on the net asset value per share calculated by the funds in which the plan has invested and the valuation is based on significant non-observable inputs which do not have a readily determinable fair value. The valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

The following tables present our plan assets using the fair value hierarchy as of December 31, 2019 and 2018. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 10 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2019:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$505	$505	$—
Fixed Income Securities	(2)	36,813	—	36,813
Domestic Equity Securities	(3)	3	3	—
Total Assets in the Fair Value Hierarchy		$37,321	$508	$36,813
Investments measured at Net Asset Value		2,821
Investments at Fair Value		$40,142

Fair Value Hierarchy as of December 31, 2018:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$1,140	$1,140	$—
Fixed Income Securities	(2)	11,163	—	11,163
Domestic Equity Securities	(3)	15,182	5,602	9,581
International Equity Securities	(4)	7,279	—	7,279
Total Assets in the Fair Value Hierarchy		$34,764	$6,742	$28,023
Investments measured at Net Asset Value		3,600
Investments at Fair Value		$38,364

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Domestic equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.
(4)	International equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2020	$2,764
2021	2,858
2022	2,899
2023	2,919
2024	2,987
2025‑2029	$15,211

Supplemental Executive Retirement Plan (SERP)

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligations of the SERP. The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time. Investments in COLI policies consisted of $55.3 million in variable life insurance policies as of December 31, 2019 and $47.9 million as of December 31, 2018. In the COLI policies, the Company is able to allocate the investment of the assets across a set of choices provided by the insurance underwriters, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

The Company classifies the SERP assets as trading securities as described in Note 1. The fair value of these assets totaled $28,476,000 as of December 31, 2019 and $22,815,000 as of December 31, 2018. The SERP assets are reported in other assets on the balance sheet. The changes in the fair value of these assets, and normal insurance expenses are recorded in the consolidated statement of operations as compensation cost within selling, general and administrative expenses. Trading gains (losses) related to the SERP assets totaled $5,524,000 in 2019, $(2,282,000) in 2018, and $3,156,000 in 2017. The SERP liability includes participant deferrals net of distributions and is recorded on the balance sheet in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

As a result of Company-owned life insurance policy claims, the Company received insurance proceeds of $507,000 less a cash surrender value of $377,000 and recorded tax-free gains of $126,000 during 2019; these gains are recorded as an adjustment to compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Proceeds received have been reinvested into mutual funds held as supplemental retirement plan assets.

401(k) Plan

RPC sponsors a defined contribution 401(k) Plan that is available to substantially all full-time employees with more than three months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. During 2018, the Company made matching contributions of fifty cents ($0.50) for each dollar ($1.00) of a participant’s contribution to the 401(k) Plan that did not exceed six percent of his or her annual compensation. Effective January 1, 2019, the Company began making 100 percent matching contributions for each dollar ($1.00) of a participant’s contribution to the 401(k) Plan for the first three percent of his or her annual compensation and fifty cents ($0.50) for each dollar ($1.00) of a participant’s contribution to the 401(k) Plan for the next three percent of his or her annual compensation. Employees vest in the RPC contributions after two years of service. The charges to expense for the Company’s contributions to the 401(k) Plan were $10,805,000 in 2019, $5,704,000 in 2018, and $4,509,000 in 2017.

Stock Incentive Plans

The Company has issued stock options and restricted stock to employees under three 10-year stock incentive plans that were approved by stockholders in 1994, 2004 and 2014. The 1994 plan expired in 2004 and the 2004 Plan expired in 2014. In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares. As of December 31, 2019, 4,729,863 shares were available for grant.

The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards is based on their fair value at the grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Pre-tax stock-based employee compensation expense was $8,630,000 in 2019 ($6,516,000 after tax), $9,419,000 in 2018 ($7,111,000 after tax) and $11,090,000 in 2017 ($7,042,000 after tax).

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

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2003. There were no stock options exercised during 2019, 2018 or 2017 and there are no stock options outstanding as of December 31, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

Restricted Stock

The Company has granted employees time lapse restricted stock which vest after a stipulated number of years from the grant date, depending on the terms of the issue. Time lapse restricted shares issued to date vest in 20 percent increments annually starting with the second anniversary of the grant. Grantees receive dividends declared and retain voting rights for the granted shares. The agreement under which the restricted stock is issued provides that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed. Upon termination of employment from RPC, with the exception of death (fully vests), disability or retirement (partially vests based on duration of service), shares with restrictions are forfeited in accordance with the plan.

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2019:

		Weighted Average Grant-
	Shares	Date Fair Value
Non-vested shares at January 1, 2019	2,352,150	$17.15
Granted	858,150	11.39
Vested	(625,465)	14.73
Forfeited	(191,278)	15.90
Non-vested shares at December 31, 2019	2,393,557	$13.23

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2018:

		Weighted Average Grant-
	Shares	Date Fair Value
Non-vested shares at January 1, 2018	2,736,365	$14.50
Granted	522,800	25.13
Vested	(750,880)	13.06
Forfeited	(156,135)	17.10
Non-vested shares at December 31, 2018	2,352,150	$17.15

The fair value of restricted share awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. The weighted average grant date fair value per share of these restricted stock awards was $11.39 for 2019, $25.13 for 2018 and $21.66 for 2017. The total fair value of shares vested was $7,026,000 during 2019, $16,483,000 during 2018 and $19,480,000 during 2017.

The consolidated statement of cash flows reflect discrete income tax adjustments that resulted in $442,000 of detrimental impact in 2019 and $1,889,000 of beneficial impact in 2018 realized from tax compensation deductions and classified within operating activities as part of net income.

Other Information

As of December 31, 2019, total unrecognized compensation cost related to non-vested restricted shares was $44,642,000 which is expected to be recognized over a weighted-average period of 3.4 years.

Note 13: Related Party Transactions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $865,000 in 2019, $873,000 in 2018, and $849,000 in 2017. The Company’s receivable due from Marine Products for these services was $55,000 as of December 31, 2019 and $28,000 as of December 31, 2018. Many of the Company’s directors are also directors of Marine Products and all of the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business equipment or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1,625,000 in 2019, $1,467,000 in 2018 and $1,372,000 in 2017.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman and which is otherwise affiliated with RPC). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, administration of certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $104,000 in 2019, $101,000 in 2018 and $104,000 in 2017.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is currently a party to an operating lease agreement with 255 RC, LLC for a period of five years. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $199,000 in 2019 and 2018 and $197,000 in 2017 for the corporate aircraft. The Company has a payable to 255 RC, LLC of $1.0 million as of December 31, 2019 and $0.8 million as of December 31, 2018. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2019, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC.

Note 14: Business Segment and Entity wide Disclosures

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

(in thousands)	2019	2018	2017
Technical Services:
Pressure Pumping	$519,543	$945,919	$993,538
Downhole Tools	414,352	423,811	294,606
Coiled Tubing	80,758	100,049	109,462
Nitrogen	45,658	49,198	38,961
Snubbing	14,520	17,818	23,838
All other	70,723	110,418	77,946
Total Technical Services	$1,145,554	$1,647,213	$1,538,351

Support Services:
Rental Tools	$51,792	$50,809	$30,264
All other	25,063	22,983	26,612
Total Support Services	$76,855	$73,792	$56,876

Total Revenues	$1,222,409	$1,721,005	$1,595,227

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

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2019, 2018 and 2017 are shown in the following table:

				Gain on	Impairment
	Technical	Support		disposition of	and other
(in thousands)	Services	Services	Corporate	assets, net	charges		Total
2019
Revenues	$1,145,554	$76,855	$—	$—	$—		$1,222,409
Operating (loss) profit	(32,993)	10,016	(12,745)	3,707	(82,273)	(1)	(114,288)
Capital expenditures	237,950	10,330	2,349	—	—		250,629
Depreciation and amortization	154,776	15,328	305	—	—		170,409
Identifiable assets	848,264	72,351	132,603	—	—		1,053,218
2018
Revenues	$1,647,213	$73,792	$—	$—	$—		$1,721,005
Operating profit (loss)	216,703	4,612	(14,629)	3,344	—		210,030
Capital expenditures	230,262	10,364	1,984	—	—		242,610
Depreciation and amortization	150,508	12,174	438	—	—		163,120
Identifiable assets	925,305	78,413	195,862	—	—		1,199,580
2017
Revenues	$1,538,351	$56,876	$—	$—	$—		$1,595,227
Operating profit (loss)	251,476	(12,228)	(17,561)	4,530	—		226,217
Capital expenditures	106,131	9,949	1,429	—	—		117,509
Depreciation and amortization	145,507	17,570	460	—	—		163,537
Identifiable assets	896,803	75,568	174,853	—	—		1,147,224

(1)Represents $80,263 related to technical services and $2,010 related to corporate services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

The following summarizes revenues for the United States and separately for all international locations combined for the years ended December 31, 2019, 2018 and 2017. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

Years ended December 31,	2019	2018	2017
(in thousands)
United States Revenues	$1,157,760	$1,630,569	$1,539,462
International Revenues	64,649	90,436	55,765
	$1,222,409	$1,721,005	$1,595,227

Note 15: Leases:

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

The Company’s lease population consists primarily of real estate including its corporate headquarters, office space and warehouses, in addition to vehicles, railcars, storage containers and office equipment. The Company does not have any finance leases. The Company has a significant population of month-to-month real estate leases that have been classified as short-term leases, and therefore has not recognized a related ROU asset or lease liability. The Company determines at contract inception, if an arrangement is a lease or contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant and equipment for a period of time in exchange for consideration. The Company has elected not to separate non-lease components from lease components for its leases. Variable lease payments relate primarily to taxes and insurance on real estate contracts and are recognized as expense when incurred.

The Company subleases certain real estate to third parties. Our sublease portfolio consists solely of operating leases. As of December 31, 2019, the Company had no operating leases that had not yet commenced. During the year ended December 31, 2019, the Company entered into new leases or modified existing leases that resulted in an increase of ROU assets in exchange for operating lease liabilities as disclosed below.

Lease position:

The table below presents the assets and liabilities related to operating leases recorded on the balance sheet:

(in thousands)	December 31,2019
Assets:
Operating lease right-of-use assets	$33,850

Liabilities:
Current portion of operating leases	$10,625
Long-term operating lease liabilities	28,378
Total lease liabilities	$39,003

During the year ended December 31, 2019, the Company recorded an impairment totaling $4,903 representing the acceleration of depreciation on the remaining balance of the ROU assets related to leases that have been abandoned. The Company has not terminated these leases and continues to carry the present value of lease liabilities related to these payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2019, 2018 and 2017

Lease costs:

The components of lease expense are included in costs of goods sold, and selling, general and administrative expenses in the consolidated statements of operations.

Year ended
(in thousands)	December 31,2019
Operating lease cost	$14,109
Short-term lease cost	7,254
Variable lease cost	521
Sublease income	(72)
Total lease cost	$21,812

Total rental expense, including short-term rentals charged to operations related to operating leases under the previous lease standard, were $21.6 million in 2018 and $17.1 million in 2017.

Other information:
Cash paid for amounts included in the measurement of lease liabilities – operating leases (in thousands)	$12,863
ROU assets obtained in exchange for operating lease liabilities (in thousands)	$7,992
Weighted average remaining lease term – operating leases	5.5 years
Weighted average discount rate – operating leases	3.58%

Maturity of lease liabilities (in thousands)	Operating Leases
2020	12,091
2021	9,623
2022	6,608
2023	4,153
2024	3,078
Thereafter	9,132
Total lease payments	44,685
Less: Amounts representing interest	(5,682)
Present value of lease liabilities	$39,003

As of December 31, 2018, future total rentals on our non- cancellable operating leases under the previous lease standard were $44.9 million in the aggregate, which consisted of the following: $11.8 million in 2019; $10.6 million in 2020; $7.8 million in 2021; $5.6 million in 2022; $2.9 million in 2023; and $6.2 million thereafter.

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

As of the end of the period covered by this report, December 31, 2019 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 32 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2019 and issued a report thereon which is included on page 33 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the RPC Proxy Statement for its 2020 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on Page 14 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2020 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

Code of Ethics

RPC, Inc. has a Code of Business Conduct that applies to all employees. In addition, the Company has a Code of Business Conduct and Ethics for Directors and Executive Officers and Related Party Transaction Policy. Both of these documents are available on the Company’s website at rpc.net. Copies are available at no charge by writing to Attention: Human Resources, RPC, Inc., 2801 Buford Highway, Suite 300, N.E., Atlanta, GA 30329.

RPC, Inc. intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of its code that relates to any elements of the code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2020 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the RPC Proxy Statement for its 2020 Annual Meeting of Stockholders, in the sections “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2019.

	(A)		(C)
	Number of Securities	(B)	Number of Securities Remaining
	To Be Issued Upon	Weighted Average	Available for Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities Reflected in
Plan category	Rights	Warrants and Rights	Column (A))
Equity compensation plans approved by securityholders	—	$—	4,729,863	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	$—	4,729,863

(1)All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 12 to the Consolidated Financial Statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2020 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the RPC Proxy Statement for its 2020 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled “Independent Registered Public Accounting Firm” in the RPC Proxy Statement for its 2020 Annual Meeting of Stockholders. This information is incorporated herein by reference.

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

10.12004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

10.6Form of Time Lapse Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).

10.7Form of Performance Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).

10.8Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.9First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).
10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).
10.14	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.15	Summary of Compensation Arrangements with Non-Employee Directors (incorporated herein by reference to Exhibit 10.15 to the form 10-K filed on February 27, 2015.)
10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
10.20	Form of award agreement under Performance-Based Incentive Cash Compensation Plan (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on February 28, 2017).

Exhibits (inclusive of item 3 above):

Exhibit Number	Description

3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).
3.1C	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q filed August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2017).
4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
4.2	Description of Registrant's Securities.
10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).
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

10.14	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.15	Summary of Compensation Arrangements with Non-Employee Directors (incorporated herein by reference to Exhibit 10.15 to the form 10-K filed on February 28, 2019)
10.16

Amendment No. 2 to Credit Agreement and Amendment No. 1 to Subsidiary Guaranty Agreement dated as of January 17, 2014 between RPC, Bank of America, N.A., certain other Lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated January 17, 2014).

10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
10.18	Reduction of Commitment Notice, dated November 3, 2015 (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed on November 6, 2015).

Exhibit Number	Description

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

February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2020

/s/ Ben M. Palmer
Ben M. Palmer	Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 28, 2020

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
February 28, 2020

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended
	December 31, 2019, 2018 and 2017
	Balance at	Charged to				Balance
	Beginning	Costs and		Net (Deductions)		at End of
(in thousands)	of Period	Expenses		Recoveries		Period
Year ended December 31, 2019
Allowance for doubtful accounts	$4,813	$1,481		$(1,113)	(1)	$5,181
Deferred tax asset valuation allowance	$445	$—		$26		$471
Reserve for obsolete or slow moving inventory	$10,169	$6,467		$(6,169)	(3)	$10,467
Year ended December 31, 2018
Allowance for doubtful accounts	$4,471	$588		$(246)	(1)	$4,813
Deferred tax asset valuation allowance	$3,994	$—		$(3,549)		$445
Reserve for obsolete or slow moving inventory	$3,875	$8,088		$(1,794)	(3)	$10,169
Year ended December 31, 2017
Allowance for doubtful accounts	$2,553	$1,441		$477	(1)	$4,471
Deferred tax asset valuation allowance	$356	$3,638	(2)	$—		$3,994
Reserve for obsolete or slow moving inventory	$3,052	$5,869		$(5,046)	(3)	$3,875

(1)	Net (deductions) recoveries in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	The valuation allowance for deferred tax assets is increased or decreased each year to reflect the net operating losses, foreign tax credits and capital losses that management believes will not be utilized before they expire.
(3)	Net (deductions) recoveries in the reserve for obsolete or slow moving inventory principally reflect the write-off and/ or disposal of previously reserved inventory.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters ended	March 31	June 30	September 30	December 31
(in thousands except per share data)
2019
Revenues	$334,656	$358,516	$293,240	$235,997
Operating (loss) profit	$(2,161)	$8,387	$(92,639)	$(27,875)
Net (loss) income	$(739)	$6,171	$(69,181)	$(23,362)
Net income per share — basic (a)	$0.00	$0.03	$(0.33)	$(0.11)
Net income per share — diluted (a)	$0.00	$0.03	$(0.33)	$(0.11)
2018
Revenues	$436,334	$467,926	$439,994	$376,751
Operating profit	$60,798	$75,029	$54,553	$19,650
Net income (b)	$52,130	$59,943	$49,967	$13,362
Net income per share — basic (a) (b)	$0.24	$0.28	$0.23	$0.06
Net income per share — diluted (a) (b)	$0.24	$0.28	$0.23	$0.06

(a)	The sum of the income (loss) per share for the four quarters may differ from annual amounts due to the required method of computing the weighted average shares for the respective periods.
(b)	The indicated Statement of Operations data for 2017 includes the impact of a net discrete tax benefit of $19.3 million, or $0.09 per share, recorded as a result of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017.