Form 10-Q
period 2020-03-31
RPC INC
filed 2020-05-08
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated Filer	⌧
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of April 24, 2020, RPC, Inc. had 215,259,661 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(In thousands)

(Unaudited)

	March 31,	December 31,
	2020	2019
		(Note 1)
ASSETS

Cash and cash equivalents	$82,646	$50,023
Accounts receivable, net of allowance for doubtful accounts of $5,100 in 2020 and $5,181 in 2019	247,965	242,574
Inventories	97,267	100,947
Income taxes receivable	35,000	24,145
Prepaid expenses	8,701	10,459
Assets held for sale	5,385	5,385
Other current assets	2,860	3,325
Total current assets	479,824	436,858
Property, plant and equipment, less accumulated depreciation of $1,145,122 in 2020 and $1,396,908 in 2019	295,262	516,727
Operating lease right-of-use assets	33,250	33,850
Goodwill	32,150	32,150
Other assets	28,646	33,633
Total assets	$869,132	$1,053,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$70,601	$53,147
Accrued payroll and related expenses	19,791	19,641
Accrued insurance expenses	7,092	7,540
Accrued state, local and other taxes	3,774	2,427
Income taxes payable	1,791	1,534
Current portion of operating lease liabilities	10,215	10,625
Other accrued expenses	4,914	6,488
Total current liabilities	118,178	101,402
Long-term accrued insurance expenses	14,865	14,040
Long-term pension liabilities	33,208	39,254
Deferred income taxes	4,068	37,319
Long-term operating lease liabilities	27,529	28,378
Other long-term liabilities	49	2,492
Total liabilities	197,897	222,885
Common stock	21,526	21,443
Capital in excess of par value	—	—
Retained earnings	672,912	832,113
Accumulated other comprehensive loss	(23,203)	(23,223)
Total stockholders’ equity	671,235	830,333
Total liabilities and stockholders’ equity	$869,132	$1,053,218

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2020	2019
Revenues	$243,777	$334,656
Cost of revenues (exclusive of items shown below)	181,944	252,395
Selling, general and administrative expenses	36,530	45,421
Impairment and other charges	205,536	—
Depreciation and amortization	39,293	42,505
Gain on disposition of assets, net	(819)	(3,504)
Operating loss	(218,707)	(2,161)
Interest expense	(113)	(89)
Interest income	334	800
Other (expense) income, net	(308)	445
Loss before income taxes	(218,794)	(1,005)
Income tax benefit	(58,371)	(266)
Net loss	$(160,423)	$(739)

(Loss) Earnings per share
Basic	$(0.76)	$—
Diluted	$(0.76)	$—

Dividends per share	$—	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2020	2019
Net loss	$(160,423)	$(739)

Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	732	173
Foreign currency translation	(712)	98
Comprehensive loss	$(160,403)	$(468)

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands)

(Unaudited)

	Three months ended March 31, 2020
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2019	214,423	$21,443	$—	$832,113	$(23,223)	$830,333
Stock issued for stock incentive plans, net	1,014	100	1,997	—	—	2,097
Stock purchased and retired	(177)	(17)	(1,997)	1,222	—	(792)
Net loss	—	—	—	(160,423)	—	(160,423)
Pension adjustment, net of taxes	—	—	—	—	732	732
Foreign currency translation	—	—	—	—	(712)	(712)
Balance, March 31, 2020	215,260	$21,526	$—	$672,912	$(23,203)	$671,235

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(In thousands)

(Unaudited)

	Three months ended March 31, 2019
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2018	214,544	$21,454	$—	$947,711	$(18,746)	$950,419
Adoption of accounting standards (Note 14)	—	—	—	2,376	(2,732)	(356)
Stock issued for stock incentive plans, net	843	84	2,368	—	—	2,452
Stock purchased and retired	(245)	(24)	(2,368)	(306)	—	(2,698)
Net loss	—	—	—	(739)	—	(739)
Dividends	—	—	—	(21,486)	—	(21,486)
Pension adjustment, net of taxes	—	—	—	—	173	173
Foreign currency translation	—	—	—	—	98	98
Balance, March 31, 2019	215,142	$21,514	$—	$927,556	$(21,207)	$927,863

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(160,423)	$(739)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	39,532	43,062
Stock-based compensation expense	2,097	2,452
Gain on disposition of assets, net	(819)	(3,504)
Deferred income tax benefit	(33,495)	(7,446)
Impairment and other non-cash charges	205,437	—
(Increase) decrease in assets:
Accounts receivable	(5,664)	4,400
Income taxes receivable	(10,855)	27,219
Inventories	3,286	5,731
Prepaid expenses	1,753	423
Other current assets	81	354
Other non-current assets	4,980	(2,844)
Increase (decrease) in liabilities:
Accounts payable	17,004	3,666
Income taxes payable	257	(1,187)
Accrued payroll and related expenses	182	433
Accrued insurance expenses	(448)	179
Accrued state, local and other taxes	1,347	1,647
Other accrued expenses	(2,733)	166
Pension liabilities	(5,070)	3,145
Long-term accrued insurance expenses	825	637
Other long-term liabilities	(2,435)	(648)
Net cash provided by operating activities	54,839	77,146

INVESTING ACTIVITIES
Capital expenditures	(25,019)	(62,280)
Proceeds from sale of assets	3,595	6,070
Net cash used for investing activities	(21,424)	(56,210)

FINANCING ACTIVITIES
Payment of dividends	—	(21,486)
Cash paid for common stock purchased and retired	(792)	(2,698)
Net cash used for financing activities	(792)	(24,184)

Net increase (decrease) in cash and cash equivalents	32,623	(3,248)
Cash and cash equivalents at beginning of period	50,023	116,262
Cash and cash equivalents at end of period	$82,646	$113,014

Supplemental cash flows disclosure:
Income taxes (refund) paid, net	$(12,281)	$292
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$7,250	$17,634

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019.

A group that includes the Company’s Chairman of the Board, R. Randall Rollins, and his brother Gary W. Rollins, who is also a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

2.    RECENT ACCOUNTING STANDARDS

The FASB issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Standards:

●	ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The ASU introduced a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for recognition in place of the current incurred loss model. The Company adopted the provisions of the standard in the first quarter of 2020 specifically identified an immaterial cumulative-effect adjustment to the opening balance of retained earnings. The Company plans to continue to record an allowance on its trade receivables based on aging at the end of each reporting period using current reasonable and supportable forecasted economic conditions. See Note 8 “Current Expected Credit Losses” for expanded disclosures.
●	ASU No. 2017-04 —Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted these provisions in the first quarter of 2020, on a prospective basis.
●	ASU No. 2018-15 — Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments reduce the complexity for the accounting for costs of implementing a cloud computing service arrangement and align the requirements for capitalizing implementation costs that are incurred in a hosting arrangement that is a service contract with the costs incurred to

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

develop or obtain internal-use software. The Company adopted these provisions in the first quarter of 2020 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

●	ASU No. 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing the exceptions to the incremental approach for intra-period tax allocation in certain situations, requirement to recognize a deferred tax liability for a change in the status of a foreign investment, and the general methodology for computing income taxes in an interim period when year-to date loss exceeds the anticipated loss for the year. The amendments also simplify the accounting for income taxes with regard to franchise tax, evaluation of step up in the tax basis of goodwill in certain business combinations, allocating current and deferred tax expense to legal entities that are not subject to tax and enacted change in tax laws or rates. The amendments are effective beginning in the first quarter of 2021 and the Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended
	March 31,
(in thousands)	2020	2019
Oilfield services transferred at a point in time	$—	$—
Oilfield services transferred over time	243,777	334,656
Total revenues	$243,777	$334,656

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net on the consolidated balance sheets are shown below:

	March 31,	December 31,	March 31,	December 31,
(in thousands)	2020	2019	2019	2018
Unbilled trade receivables	$47,128	$52,052	$90,539	$56,408

Substantially all of the unbilled trade receivables disclosed were invoiced during the following quarter.

4.    IMPAIRMENT AND OTHER CHARGES

The oil and gas industry experienced an unprecedented disruption during the first quarter of 2020 due to the substantial decline in global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts as well as macroeconomic events such as the geopolitical tensions between the Organization of Petroleum Exporting Countries (OPEC) and Russia, regarding limits on oil production. These factors resulted in a significant drop in oil prices and a substantial deterioration of the Company’s market capitalization. The combined impact of the OPEC disputes and the COVID-19 pandemic resulted in the Company’s customers canceling current and scheduled drilling and completion activities. By the end of the quarter, the domestic rig count began to decline precipitously, and oilfield operators announced significant capital expenditure reductions for the remainder of 2020. The Company determined these recent events constituted a triggering event that required a review of the recoverability of its long-lived assets and performance of an interim goodwill impairment assessment, both as of March 31, 2020.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company used both income based and market based approaches to determine the fair value of its long-lived asset groups and its reporting units for goodwill impairment assessment. Under the income approach, the fair value for each of our asset groups and reporting units was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company used internal forecasts, updated for recent events, to estimate future cash flows and terminal value calculations, which incorporated historical and forecasted trends, including an estimate of long-term future growth rates, based on its most recent views of the outlook for each asset group and reporting unit. For the market based valuation, the Company used comparable public company multiples. The selection of comparable businesses was based on the markets in which the asset groups and reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services.

Based on the concluded fair value of the asset groups, the Company measured and recorded an impairment loss that represents the amount by which the asset groups' carrying amounts exceeded their fair value. For purposes of the goodwill impairment assessment, the fair value of each reporting unit exceeded its net book value and therefore, goodwill was deemed to not be impaired. The Company recorded the following pre-tax charges during the three months ended March 31. 2020 which are reflected in “Impairment and other charges” in the consolidated statements of operations:

	Three months ended
	March 31,	March, 31,
(in thousands)	2020	2019
Long-lived asset impairments (1)	$204,765	$—
Severance costs	395	—
Other (2)	376	—
Total	$205,536	$—
(1).	Relates solely to the Technical Services segment and primarily includes pressure pumping and coiled tubing assets.
(2).	Includes interest costs related to leased assets that were impaired in the third and fourth quarters of 2019 and additional costs related to abandoned assets.

See Note 7 for details of impairment and other charges by segment.

The full impact of the COVID-19 pandemic and OPEC disputes on the business, financial condition, results of operations or cash flows or the pace or extent of any subsequent recovery, cannot be reasonably predicted at this time. In response, the Company has reduced its workforce, instituted compensation adjustments, and lowered its expense structure and capital expenditures. The Company plans to continue to adjust its cost structure in accordance with its assessment of the operating environment. If market conditions continue to deteriorate, including crude oil prices further declining and remaining at low levels for a sustained period of time, the Company may record further asset impairments, or an impairment of the carrying value of goodwill.

5.    EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income or loss by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. The following table reflects the

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

restricted shares of common stock (participating securities) outstanding and a reconciliation of outstanding weighted average shares:

	Three months ended
	March 31,
(In thousands)	2020	2019
Net loss available for stockholders:	$(160,423)	$(739)
Less: Adjustments for earnings attributable to participating securities	—	(225)
Net loss income used in calculating earnings per share	$(160,423)	$(964)

Weighted average shares outstanding (including participating securities)	215,007	215,041
Adjustment for participating securities	(2,696)	(2,550)
Shares used in calculating basic and diluted earnings per share	212,311	212,491

6.    STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares. As of March 31, 2020, there were 3,716,000 shares available for grant.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2020	2019
Pre-tax expense	$2,097	$2,452
After tax expense	$1,583	$1,851

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2020:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at December 31, 2019	2,393,673	$13.23
Granted	1,085,875	4.59
Vested	(547,426)	16.65
Forfeited	(72,287)	15.32
Non-vested shares at March 31, 2020	2,859,835	$7.17

The total fair value of shares vested was $2,461,000 during the three months ended March 31, 2020 and $6,934,000 during the three months ended March 31, 2019. Excess tax benefits or deficits realized from tax compensation deductions in excess of, or lower than compensation expense are recorded as either a beneficial or detrimental discrete tax adjustment. This discrete tax adjustment was a detriment of $1,631,000 for the three months ended March 31, 2020 and a detriment of $510,000 for the three months ended March 31, 2019.

As of March 31, 2020, total unrecognized compensation cost related to non-vested restricted shares was $47,529,000, which is expected to be recognized over a weighted-average period of 3.8 years.

7.    BUSINESS SEGMENT INFORMATION

RPC’s reportable segments are the same as its operating segments. RPC manages its business under Technical Services and Support Services. Technical Services is comprised of service lines that generate revenue based on equipment, personnel or

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended
	March 31,
(in thousands)	2020	2019
Technical Services:
Pressure Pumping	$96,765	$147,759
Downhole Tools	85,908	109,671
Coiled Tubing	16,239	20,178
Nitrogen	9,931	11,308
Snubbing	2,304	3,463
All other	16,553	21,700
Total Technical Services	$227,700	$314,079
Support Services:
Rental Tools	$10,404	$13,936
All other	5,673	6,641
Total Support Services	$16,077	$20,577
Total Revenues	$243,777	$334,656

The following summarizes revenues for the United States and separately for all international locations combined for the three months ended March 31, 2020 and 2019. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

	Three months ended
	March 31,
(in thousands)	2020	2019
United States revenues	$227,994	$313,968
International revenues	15,783	20,688
Total revenues	$243,777	$334,656

The accounting policies of the reportable segments are the same as those described in Note 1 to these consolidated financial statements. RPC evaluates the performance of its segments based on revenues, operating profits and return on invested capital. Gains or losses on disposition of assets are reviewed by the CODM on a consolidated basis, and accordingly the Company does

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

not report gains or losses at the segment level. Inter-segment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results.

Summarized financial information with respect RPC’s reportable segments for the three months ended March 31, 2020 and 2019 are shown in the following table:

	Three months ended
	March 31,
(in thousands)	2020	2019
Revenues:
Technical Services	$227,700	$314,079
Support Services	16,077	20,577
Total revenues	$243,777	$334,656
Operating (loss) income:
Technical Services	$(12,207)	$(4,457)
Support Services	1,547	3,137
Corporate Expenses	(3,330)	(4,345)
Impairment and Other Charges (1)	(205,536)	—
Gain on disposition of assets, net	819	3,504
Total operating loss	$(218,707)	$(2,161)
Interest expense	(113)	(89)
Interest income	334	800
Other (expense) income , net	(308)	445
Loss before income taxes	$(218,794)	$(1,005)
(1)	Relates exclusively to Technical Services

As of and for the three months ended	Technical		Support
March 31, 2020	Services		Services	Corporate	Total
(in thousands)
Depreciation and amortization	$36,995		$2,228	$70	$39,293
Capital expenditures	20,338		4,681	—	25,019
Identifiable assets	$654,354	(1)	$70,022	$173,254	$897,630
(1)	Reflects impact of impairment charges recorded during the three months ended March 31, 2020.

As of and for the three months ended	Technical	Support
March 31, 2019	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$39,902	$2,511	$92	$42,505
Capital expenditures	59,889	2,069	322	62,280
Identifiable assets	$969,036	$82,111	$175,345	$1,226,492

8.    CURRENT EXPECTED CREDIT LOSSES

The Company adopted ASU No 2016-13, Current Expected Credit Losses (Topic 326) on January 1, 2020 on a prospective basis with a non-adjustment to operating retained earnings due to the immaterially of the charge. This ASU replaces the current loss model with an expected credit loss model for financial assets measured at amortized cost that includes accounts (trade) receivable. The Company is exposed to credit losses primarily from providing oilfield services. The Company’s expected credit loss allowance for accounts receivable is based on historical collection experience, current and future economic and market conditions and a review of the current status of customers’ account receivable balances. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific amounts are established to record the appropriate allowance for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliations, monitoring of aging of receivables, dispute resolution monitoring, payment confirmation, consideration of

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

specific customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible and recoveries of amounts previously written off are recorded when collected. The Company considered the current and expected future economic and market conditions in the oil and gas industry surrounding the COVID-19 pandemic and disruption caused by OPEC disputes and determined that the estimate of current expected credit losses was not significantly impacted. Estimates used to determine the allowance for current expected credit losses are based on an assessment of anticipated payments and all other historical, current and future information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected for the three months ended March 31, 2020:

(in thousands)	2020
Beginning balance, January 1	$5,181
Adoption of ASC 326	—
Provision for current expected credit losses	212
Write-offs	(301)
Recoveries collected (net of expenses)	8
Balance as of March 31	$5,100

9.    INVENTORIES

Inventories of $97,267,000 at March 31, 2020 and $100,947,000 at December 31, 2019 consist of raw materials, parts and supplies.

10.    EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended
	March 31,
(in thousands)	2020	2019
Interest cost	$411	$490
Expected return on plan assets	(395)	(650)
Amortization of net losses	246	230
Net periodic benefit cost	$262	$70

The Company did not make a contribution to this plan during the three months ended March 31, 2020 or March 31, 2019.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The SERP assets are marked to market and totaled $23,491,000 as of March 31, 2020 and $28,476,000 as of December 31, 2019. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses. Unrealized gains (losses), net related to the SERP assets were approximately as follows:

	Three months ended
	March 31,
(in thousands)	2020	2019
Unrealized (losses) gains, net	$(4,987)	$2,852

The SERP liability includes participant deferrals net of distributions and is recorded on the consolidated balance sheets in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.    NOTES PAYABLE TO BANKS

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

On July 26, 2018, the Company entered into Amendment No. 4 to Credit Agreement (the “Amendment”). The Amendment, among other matters, replaces the existing minimum tangible net worth covenant with the following covenants: (i) when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum debt service coverage ratio of 2.00:1.00, and (ii) otherwise, a minimum tangible net worth covenant of no less than $600 million. The Amendment additionally (1) extended the Credit Agreement maturity date from January 17, 2020 to July 26, 2023, (2) eliminated any borrowing base limitations on revolving loans when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, (3) reduced the commitment fees payable by RPC by 7.5 basis points at each pricing level and (4) reduced the letter of credit sublimit from $50 million to $35 million. As of March 31, 2020, the Company was in compliance with these covenants.

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

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.3 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance of $0.2 million at March 31, 2020 is classified as part of non-current other assets.

As of March 31, 2020, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.8 million; therefore, a total of $105.2 million of the facility was available.

Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan cost, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2020	2019
Interest incurred	$113	$89
Interest paid	40	62

12.  INCOME TAXES

The Company determines its periodic income tax expense or benefit based upon the current period income or loss and the annual estimated tax rate for the Company adjusted for discrete items including changes to prior period estimates. The estimated

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the three months ended March 31, 2020, the income tax benefit reflects an effective tax rate of 26.7 percent compared to an effective tax rate of 26.5 percent for the comparable period in the prior year. The effective rate for the current quarter reflects a net discrete provision totaling $22.8 million related primarily to revaluing certain deferred tax assets and liabilities expected to be recognized in 2020, offset by the beneficial revaluation of the 2019 net operating loss which can be carried back to prior years.

The Coronavirus Aid, Relief and Economic Security (CARES) Act, enacted into law on March 27, 2020, provides the opportunity for a five-year carryback of net operating losses for the tax years ended 2018, 2019 and 2020. The Company expects to realize the benefit of their tax year 2019 net operating loss carryback to tax year 2014 where the tax rate was 35 percent and therefore, recognized a discrete tax benefit of $13.1 million during the current quarter. In addition, the Company recorded a net discrete tax provision during the current quarter of $35.9 million related primarily to certain deferred tax assets and liabilities recorded as of December 31, 2019 that are expected to be recognized in tax year 2020. The expected reversal of these deferred tax assets and liabilities are estimates based on available information at this time and the Company expects to refine these estimates in subsequent quarters as better information becomes available.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of March 31, 2020 and December 31, 2019:

Fair Value Measurements at March 31, 2020 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$56	$56	$—	$—
Investments measured at net asset value	$23,491

Fair Value Measurements at December 31, 2019 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$237	$237	$—	$—
Investments measured at net asset value	$28,476

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, as described in Note 10, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the period ended March 31, 2020, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at March 31, 2020 and December 31, 2019. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 11. The Company is subject to interest rate risk on the variable component of the interest rate.

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

The Company's real estate classified as held for sale has been stated at fair value less costs. The fair value measurement was based on observable market data that includes price per square foot involving comparable properties in similar locations. In addition, the Company recorded an impairment of its long-lived assets held and used in certain service lines, measured as the excess of the carrying amount over fair value. The fair value measurement of long-lived assets held and used was determined using a combination of income-based as well as market-based valuation methodologies, which incorporates unobservable inputs, including discounted expected cash flows over the remaining estimated useful life of the assets, thereby classifying the fair value as a Level 3 measurement within the fair value hierarchy.

The non-recurring fair value measurement of both these asset categories are reflected in the table below:

		Quoted prices in active
		markets for identical	Significant other	Significant
(in thousands)	Total	assets	observable inputs	unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$5,385	$—	$5,385	$—

Long-lived assets held and used	$133,101	$—	$—	$133,101

14.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2019	$(20,908)	$(2,315)	$(23,223)
Change during the period:
Before-tax amount	—	(712)	(712)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	732	—	732
Total activity for the period	732	(712)	20
Balance at March 31, 2020	$(20,176)	$(3,027)	$(23,203)
(1)	Reported as part of selling, general and administrative expenses.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2018	$(15,878)	$(2,868)	$(18,746)
Change during the period:
Before-tax amount	—	98	98
Adoption of accounting standard	(2,732)	—	(2,732)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	173	—	173
Total activity for the period	(2,559)	98	(2,461)
Balance at March 31, 2019	$(18,437)	$(2,770)	$(21,207)
(1)	Reported as part of selling, general and administrative expenses.

As of January 1, 2019, the balance related to the cumulative unrealized gain on marketable securities included in accumulated other comprehensive income was reclassed upon adoption of ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

In the first quarter of 2019, the Company adopted the provisions of ASU 2019-02, which provides an option to reclassify stranded tax effects within accumulated other comprehensive income/(loss) (AOCI) to retained earnings due to the change in the U.S. federal tax rate as a result of the Tax Cuts and Jobs Act, which took effect in January 2018. Accordingly, the Company elected to reclassify approximately $2.7 million of stranded tax effects related to its pension plan from AOCI to retained earnings.

15.  LEASES

The Company recognizes leases with duration greater than 12 months on the balance sheet by recording the related Right-Of-Use (ROU) asset and liability at the present value of lease payments over the term. Leases that include rental escalation clauses or renewal options have been factored into the determination of lease payments when appropriate. There are no residual value guarantees on the existing leases. The Company estimates its incremental borrowing rate, at lease commencement, to determine the present value of lease payments, since most of the Company’s leases do not provide an implicit rate of return. ROU assets exclude lessor incentives received.

The Company’s lease population consists primarily of real estate including its corporate headquarters, office space, and warehouses, in addition to vehicles, railcars, storage containers and office equipment. The Company does not have any finance leases. The Company has a significant population of month-to-month real estate leases that have been classified as short-term leases and therefore has not recognized a corresponding ROU asset or lease liability. The Company determines at contract inception, if an arrangement is a lease or contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant and equipment for a period of time in exchange for consideration. The Company has elected to not separate non-lease components from lease components for its leases. Variable lease payments relate primarily to taxes and insurance on real estate contracts and are recognized as expense when incurred.

The Company subleases certain real estate to third parties and its sublease portfolio consists solely of operating leases. As of March 31, 2020, the Company had no operating leases that had not yet commenced. During the quarter ended March 31, 2020, the Company entered into new leases or modified existing leases that resulted in an increase of ROU assets in exchange for operating lease liabilities as disclosed below.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Lease position:

The table below presents the assets and liabilities related to operating leases recorded on the balance sheet:

(in thousands)	Classification on the Consolidated Balance Sheet	March 31, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$33,250

Liabilities:
Current – operating leases	Current portion of operating lease liabilities	$10,215
Non-current – operating leases	Long-term operating lease liabilities	27,529
Total lease liabilities		$37,744

Lease costs:

The components of lease expense are included in costs of goods sold, and selling, general and administrative expenses in the consolidated statements of operations as disclosed below:

	Three months ended	Three months ended
(in thousands)	March 31, 2020	March 31, 2019
Operating lease cost	$2,549	$3,974
Short-term lease cost	1,733	1,774
Variable lease cost	141	26
Sublease income	(18)	(18)
Total lease cost	$4,405	$5,756

Other information:
Cash paid for amounts included in the measurement of lease liabilities – operating leases (in thousands)	$2,230
ROU assets obtained in exchange for operating lease liabilities (in thousands)	$1,630
Weighted average remaining lease term – operating leases	5.3	years
Weighted average discount rate – operating leases	3.38%

Operating
Maturity of lease liabilities (in thousands)	Leases
2020 (excluding the three months ended March 31, 2020)	$8,664
2021	9,564
2022	6,579
2023	4,058
2024	2,951
Thereafter	8,566
Total lease payments	40,382
Less: Amounts representing interest	(2,638)
Present value of lease liabilities	$37,744

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 is incorporated herein by reference. In 2020, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the three months ended March 31, 2020, capital expenditures totaled $25.0 million primarily for new revenue-producing equipment and capitalized maintenance of our existing equipment.

The combined impacts of the OPEC disputes and the COVID-19 pandemic overshadow our first quarter results. In response to the pandemic, RPC instituted strict procedures to assess employee health and safety while in our facilities or on operational locations. In March, our customers began to cancel their drilling and completion activities, in some cases while the operation was underway. We share the general industry view that oilfield activity will decline at a historically high rate during the coming months. In response to this downturn, we have reduced our workforce, instituted compensation adjustments, and reduced our expense structure and capital expenditures. We will continue to adjust our cost structure in accordance with our assessment of the operating environment.

During the first quarter of 2020, revenues of $243.8 million decreased by $90.9 million or 27.2 percent compared to the same period in the prior year. The decrease in revenues is due to lower activity levels and lower pricing within most of RPC’s service lines. International revenues for the first quarter of 2020 decreased 23.7 percent to $15.8 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the future.

Cost of revenues decreased during the first quarter of 2020 in comparison to the same period of the prior year, consistent with lower activity levels, due to lower materials and supplies expenses, employment costs, and other expenses that vary with activity levels. Cost of revenues as a percentage of revenues decreased primarily due to improved operational efficiencies as well as cost reducting in the second half of 2019.

Selling, general and administrative expenses were $36.5 million in the first quarter of 2020 compared with $45.4 million in the first quarter of 2019. As a percentage of revenues, these expenses increased to 15.0 percent in the first quarter of 2020 compared with 13.6 percent in the first quarter of 2019 due to the decline in revenues.

In connection with the preparation of our financial statements for the quarter ended March 31, 2020, we recorded impairment and other charges, which are substantially non cash, totaling $205.5 million. These charges represent the total amount by which several of our asset groups’ carrying amounts exceed their fair value.

Loss before income taxes was $218.8 million for the three months ended March 31, 2020 compared to $1.0 million loss before income taxes in the same period of 2019. Diluted loss per share was $0.76 for the three months ended March 31, 2020 compared to diluted earnings per share of $0.00 in the same period of 2019. Cash provided by operating activities decreased to $54.8 million for the three months ended March 31, 2020 compared to $77.1 million in the same period of 2019 due to lower earnings coupled with a slightly negative change in working capital.

RPC, INC. AND SUBSIDIARIES

We expect capital expenditures in 2020 will be approximately $50 million, and will be directed primarily towards capitalized maintenance of our existing equipment.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and the second quarter of 2016, the drilling rig count fell by 79 percent. During the second quarter of 2016, the U.S. domestic drilling rig count reached the lowest level ever recorded. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil began to fall at that time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. During the second quarter of 2016, the price of oil and the U.S. domestic rig count began to increase, and increased steadily throughout the remainder of 2016, throughout 2017 and 2018. RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions in the U.S. domestic market fell from 21,355 in 2014 to 8,060 in 2016. Annual well completions during 2018 increased by approximately 25 percent compared to 2017, and by approximately five percent in 2019 compared to 2018. During the first quarter of 2020, well completions decreased by approximately nine percent compared to the first quarter of 2019. We believe that U.S. oilfield well completion activity will decline significantly during the near term because of the recent significant decline in oil prices.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. Following the trough of the most recent oilfield downturn in the second quarter of 2016, prices of oil and natural gas increased during the third and fourth quarters of that year, throughout 2017 and continued during the first three quarters of 2018. The price of natural gas continued to rise during the fourth quarter of 2018 and into the first quarter of 2019, due to low natural gas storage levels, cold weather and increasing demand for natural gas exports. In spite of the steady increase in the price of natural gas since mid-2016, we do not believe that it has risen to a level that encourages our customers to increase their natural gas directed drilling and production activities. The price of oil reached a cyclical peak in the third quarter of 2018, but began to fall over the remainder of 2018, and throughout 2019 and 2020. Early in the second quarter of 2020, the price of oil had decreased by more than 80 percent, with recent non inflation-adjusted prices falling to levels not seen since 1986. This tremendous decline in the price of oil carries significant negative implications for RPC’s near-term activity levels and financial results.

The majority of the U.S. domestic rig count remains directed towards oil. At the beginning of the second quarter of 2020, approximately 83 percent of the U.S. domestic rig count was directed towards oil, consistent with the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.

We continue to monitor the market for our services and the competitive environment. The U.S. domestic rig count increased sharply following the historical low recorded during the second quarter of 2016, though the rig count began to decline during the second quarter of 2019, and by the beginning of the second quarter of 2020 was approaching levels last recorded during the 2016 cyclical trough. During 2018, we began to observe that oilfield completion crews and equipment were providing services with increasing efficiency, and we believe that this higher efficiency has caused the market for several oilfield completion services, including pressure pumping, to become oversupplied. This trend has continued through the first quarter of 2020, and we believe that this development carries negative consequences for pricing of our services, utilization of our equipment and our financial results during the near term.

Activity levels and pricing for oilfield services reached a level during 2018 that allowed the industry to maintain its equipment and encouraged oilfield service providers to expand their fleets of revenue-producing equipment and hire additional personnel. The prospect of improved financial returns also provided access to the capital markets and allowed previously insolvent service companies to resume operations and add equipment. As a result, competition increased during 2018. Increased competition and improved service efficiency, coupled with the significant decline in oil prices during the fourth quarter of 2018 and during 2019 have become catalysts for lower pricing and activity levels during this period. RPC expanded its fleet of revenue-producing equipment in 2019, while also retiring older equipment which could no longer function effectively in service-intensive operating environments. Our consistent

RPC, INC. AND SUBSIDIARIES

response to the near-term potential of lower activity levels and pricing is to undertake moderate fleet expansions which we believe will allow us to maintain a strong balance sheet, while also positioning RPC for long-term growth and strong financial returns.

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

In connection with the preparation of our financial statements for the quarter ended March 31, 2020, the Company recorded long-lived asset impairment and other charges of $205.5 million. See note 4 of the notes to the consolidated financial statements for a discussion of the changes in our industry resulting in these charges. In addition, we are aware that our customers have been forced to conduct their operations with little or no access to outside capital for the first time in many years, and we assume that this aspect of exploration and production financing will remain in place for the foreseeable future, thereby reducing the volume of future drilling and completion of new wells.

Results of Operations

	Three months ended
	March 31,
	2020	2019
Consolidated revenues [in thousands]	$243,777	$334,656
Revenues by business segment [in thousands]:
Technical	$227,700	$314,079
Support	16,077	20,577

Consolidated operating loss [in thousands]	$(218,707)	$(2,161)
Operating (loss) profit by business segment [in thousands]:
Technical	$(12,207)	$(4,457)
Support	1,547	3,137
Corporate	(3,330)	(4,345)
Impairment and other charges (1)	(205,536)	—
Gain on disposition of assets, net	819	3,504

Percentage cost of revenues to revenues	74.6%	75.4%
Percentage selling, general & administrative expenses to revenues	15.0%	13.6%
Percentage depreciation and amortization expense to revenues	16.1%	12.7%
Average U.S. domestic rig count	785	1,043
Average natural gas price (per thousand cubic feet (mcf))	$1.92	$2.92
Average oil price (per barrel)	$47.23	$54.58
(1)	Relates exclusively to Technical Services.

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

Revenues. Revenues of $243.8 million for the three months ended March 31, 2020 decreased 27.2 percent compared to the three months ended March 31, 2019. Domestic revenues of $228.0 million decreased 27.4 percent for the three months ended March 31, 2020 compared to the same period in the prior year. The decrease in revenues was due primarily to lower activity levels and lower pricing within most of RPC’s service lines. International revenues of $15.8 million decreased 23.7 percent for the three months ended March 31, 2020 compared to the same period in the prior year.

During the first quarter of 2020, the average price of natural gas was 34.3 percent lower and the average price of oil was 13.5 percent lower, both as compared to the same period in the prior year. The average domestic rig count during the first quarter of 2020 was 24.7 percent lower than the same period in 2019.

RPC, INC. AND SUBSIDIARIES

The Technical Services segment revenues for the first quarter of 2020 decreased 27.5 percent compared to the same period in the prior year due to lower pricing and activity levels within most of the service lines which comprise this segment. The Support Services segment revenues for the first quarter of 2020 decreased by 21.9 percent compared to the same period in the prior year. This decrease was due principally to lower activity levels for rental tools. Technical Services reported an operating loss of $12.2 million during the first quarter of 2020 compared to an operating loss of $4.5 million in the first quarter of 2019 due to lower pricing and activity levels. Support Services reported a lower operating profit of $1.5 million for the first quarter of 2020 compared to $3.1 million for the first quarter of 2019.

Cost of revenues. Cost of revenues decreased 27.9 percent to $181.9 million for the three months ended March 31, 2020 compared to $252.4 million for the three months ended March 31, 2019. Cost of revenues decreased primarily due to lower materials and supplies expenses and employment expenses consistent with lower activity levels. As a percentage of revenues, cost of revenues decreased slightly in the first quarter of 2020 compared to the same period in the prior year, primarily due to improved operational efficiencies as well as cost reductions in the second half of 2019.

Selling, general and administrative expenses. Selling, general and administrative expenses were $36.5 million for the three months ended March 31, 2020 and $45.4 million for the three months ended March 31, 2019. These expenses decreased during the first quarter compared to the prior year primarily due to lower employment costs. As a percentage of revenues, these costs increased to 15.0 percent in the first quarter of 2020 compared to 13.6 percent in the first quarter of 2019 due to the leverage of lower revenues over primarily fixed expenses.

Depreciation and amortization. Depreciation and amortization decreased 7.6 percent to $39.3 million for the three months ended March 31, 2020, compared to $42.5 million for the three months ended March 31, 2019.

Impairment and other charges. Impairment and other charges were $205.5 million for the three months ended March 31, 2020. This amount represents the total amount by which several of our asset groups’ carrying amounts exceed their fair value. See Note 4 of the notes to the consolidated financial statements for further discussion on these charges.

Gain on disposition of assets, net. Gain on disposition of assets, net decreased to $0.8 million for the three months ended March 31, 2020 compared to a $3.5 million gain for the three months ended March 31, 2019. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other expense, net was $308 thousand for the three months ended March 31, 2020 compared to other income, net of $445 thousand for the same period in the prior year.

Interest expense. Interest expense was $113 thousand for the three months ended March 31, 2020 compared to $89 thousand for the three months ended March 31, 2019. Interest expense consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax benefit. Income tax benefit was $58.4 million during the three months ended March 31, 2020 compared to $0.3 million tax benefit for the same period in 2019. The effective benefit rate was 26.7 percent for the three months ended March 31, 2020 compared to 26.5 percent for the three months ended March 31, 2019. The effective rate for the current quarter reflects a net discrete provision totaling $22.8 million related primarily to revaluing certain deferred tax assets and liabilities recorded as of December 31, 2019 that are expected to be recognized in 2020, partially offset by the beneficial revaluation of the 2019 net operating loss which can be carried back to prior years.

RPC, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents as of March 31, 2020 were $82.6 million. The following table sets forth the historical cash flows for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(In thousands)	2020	2019
Net cash provided by operating activities	$54,839	$77,146
Net cash used for investing activities	(21,424)	(56,210)
Net cash used for financing activities	(792)	(24,184)

Cash provided by operating activities for the three months ended March 31, 2020 decreased by $22.3 million compared to the same period in the prior year. This decrease is due primarily to decreases in net income of $159.7 million and the deferred income tax benefit of $33.5 million offset by the impairment charges recorded in the first quarter of 2020 together with a slight net favorable change in working capital. The net favorable change in working capital is due primarily to favorable changes of $17.0 million in accounts payable, partially offset by unfavorable changes of $5.7 million in accounts receivable due to lower revenues and $10.9 million in income taxes receivable/payable, (net).

Cash used for investing activities for the three months ended March 31, 2020 decreased by $34.8 million compared to the three months ended March 31, 2019, primarily because of a decrease in capital expenditures partially offset by a decrease in proceeds from the sale of assets.

Cash used for financing activities for the three months ended March 31, 2020 decreased by $23.4 million primarily as a result of lower dividends paid to common stockholders as well as lower cost of repurchases of the Company’s shares on the open market and for taxes related to the vesting of restricted shares.

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2020 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company currently has a $125 million revolving credit facility that matures in October 2023, as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On October 26, 2019, the Company further amended the revolving credit facility to, among other matters, replace the existing minimum tangible net worth covenant, as well as, (1) extend the maturity date of the revolving credit facility to October 26, 2023, (2) eliminate any borrowing base limitations on revolving loans when certain criteria exist, (3) reduce the commitment fees payable by RPC and (4) reduce the letter of credit sublimit from $50 million to $35 million. As of March 31, 2020, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.8 million; therefore, a total of $105.2 million of the facility was available. For additional information with respect to RPC’s facility, see Note 11 of the Notes to Consolidated Financial Statements included in this report.

The Company’s decisions about the amount of cash to be used for investing and financing purposes are influenced by its capital position, including access to borrowings under our facility, and the expected amount of cash to be provided by operations. We believe our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels. In addition, the Company's decisions about the amount of cash to be used for investing and financing activities may also be influenced by the financial covenants in our credit facility, but we do not expect the covenants to restrict our planned activities. The Company is in compliance with these financial covenants as of March 31, 2020.

Cash Requirements

The Company currently expects that capital expenditures will be approximately $50 million during 2020, of which $25.0 million has been spent as of March 31, 2020. We expect capital expenditures for the remainder of 2020 to be primarily directed towards

RPC, INC. AND SUBSIDIARIES

maintenance of our existing equipment. The actual amount of 2020 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable. There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the three months ended March 31, 2020, the Company did not make any contributions to the plan and does not expect to make any cash contributions for the remainder of 2020.

As of March 31, 2020, the Company’s stock buyback program authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2019. There were no shares purchased on the open market during 2020 and 8,248,184 shares remain available to be repurchased under the current authorization as of March 31, 2020. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

The Company recorded long-lived asset impairment and other charges which are substantially non cash totaling $205.5 million during the quarter ended March 31, 2020.

On July 22, 2019, the Board of Directors voted to suspend RPC’s dividend to common stockholders. The Company expects to resume cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company has no timetable for the resumption of dividends.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. When oilfield activity began to increase in the third quarter of 2016, the Company experienced upward pressure on the price of labor due to the shortage of skilled employees as well as occasional increases in the prices of certain raw materials used in providing our services. Since 2018, however, prices for raw material comprising the Company’s single largest raw material purchase began to decline due to increased sources of supply of the material, particularly in geographic markets located close to the largest U.S. oil and gas basin. In addition, labor costs declined throughout 2019 and into the first quarter of 2020 due to declining oilfield activity.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc., RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the three months ended March 31, 2020, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $217,000 for the three months ended March 31, 2020 compared to $219,000 for the comparable period in 2019.

RPC, INC. AND SUBSIDIARIES

Other

The Company periodically purchases in the ordinary course of business products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $411,000 for the three months ended March 31, 2020 and $299,000 for the three months ended March 31, 2019.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on three months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $18,000 for the three months ended March 31, 2020 and $26,000 for the three months ended March 31, 2019.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019. There have been no significant changes in the critical accounting policies since year-end.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, our expectation that oilfield activity will decline at a historically high rate in the coming months; our plans to continue to adjust our cost structure in accordance with our assessment of the operating environment; statements regarding our plans to continue to pursue international growth opportunities and our belief that international revenues will continue to be less than ten percent of our consolidated revenues in the future; our belief that our older pressure pumping equipment is not expected to generate adequate returns in the future; our belief that our impairment charges and related actions better position us to compete in a difficult environment; our belief that U.S. oilfield well completion activity will decline significantly during the near term; our belief that the price of natural gas has not risen to a level that encourages our customers to increase their drilling and production activities; our belief that the change in the price of oil during the first and second quarters of 2020 carries significantly negative implications for our near-term activity levels and financial results; our belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term and that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term; our belief that increased efficiency in services has caused the market for several oilfield competition services, including pressure pumping, to become oversupplied which carries negative consequences for pricing of our services, utilization of our equipment and our financial results during the near term; our belief that undertaking moderate fleet expansions in response to the near-term potential of lower activity levels and pricing will allow us to maintain a strong balance sheet; our belief that the lower cost of certain raw materials and skilled labor may reduce the cost of our services; our belief that the reduced availability of capital to our customers will reduce the volume of future drilling and completion wells for the forseeable future; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong

RPC, INC. AND SUBSIDIARIES

capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our expectation to resume cash dividends, subject to the earnings and financial condition of the Company and other relevant factors; our belief that our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels; our expectations that the financial covenants in our credit facility will not restrict our planned activities; our expectations that capital expenditures will be approximately $50 million in 2020 and remaining expenditures will be directed primarily towards capitalized maintenance of our existing equipment; our expectation that we will not make any cash contributions to our Retirement Income Plan for the remainder of 2020; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the combined impact of the OPEC disputes and the COVID-19 pandemic on our operating results, the declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, the potential impact of possible future regulations on hydraulic fracturing on our business, risks of international operations, and reliance on large customers. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in this 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of March 31, 2020, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, March 31, 2020 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form-10-K for the year ended December 31, 2019, with the exception of risk factors related to the combined impacts of the OPEC disputes and the COVID-19 pandemic. The combined impacts of the OPEC disputes and the COVID-19 pandemic have resulted in an abrupt and steep decline in economic activity and has strained U.S. oil storage infrastructure and the resulting disruption has caused historically volatile oil prices.

In March, our customers began to cancel current and scheduled drilling and completion activities, in some cases while the operation was underway. We share the general industry view that oilfield activity will decline at a historically high rate during the coming months. In response to this downturn, we have reduced our workforce, instituted compensation adjustments, and reduced our expense structure and capital expenditures. We will continue to adjust our cost structure in accordance with our assessment of the operating environment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased by the Company and affiliated purchasers in the first quarter of 2020 are outlined below.

				Total Number	Maximum Number
				of Shares (or	(or Approximate
				Units)	Dollar Value) of
				Purchased as	Shares (or Units)
	Total Number of		Average Price	Part of Publicly	that May Yet Be
	Shares		Paid Per	Announced	Purchased Under
	(or Units)		Share	Plans or	the Plans or
Period	Purchased		(or Unit)	Programs (1)	Programs (1)
January 1, 2020 to January 31, 2020	175,405	(2)	$4.48	—	8,248,184
Febraury 1, 2020 to February 29, 2020	1,396	(2)	4.46	—	8,248,184
March 1, 2020 to March 31, 2020	105	(2)	2.04	—	8,248,184
Totals	176,906		$4.48	—	8,248,184
(1)	The Company has a stock buyback program initially adopted in 1998 (and subsequently amended in 2013 and 2019) that authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2019. There were no shares purchased on the open market during 2020 and 8,248,184 remain available to be repurchased under the current authorization as of March 31, 2020. Currently the program does not have a predetermined expiration date.
(2)	Represent shares repurchased in connection with taxes related to the vesting of certain restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

The information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

RPC, INC. AND SUBSIDIARIES

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

RPC, INC.

/s/ Richard A. Hubbell
Date: May 8, 2020	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: May 8, 2020	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)