Form 10-Q
period 2020-06-30
RPC INC
filed 2020-07-31
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ For the quarterly period ended June 30, 2020

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

As of July 24, 2020, RPC, Inc. had 215,123,252 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(In thousands)

(Unaudited)

	June 30,	December 31,
	2020	2019
		(Note 1)
ASSETS

Cash and cash equivalents	$145,405	$50,023
Accounts receivable, net of allowance for doubtful accounts of $4,051 in 2020 and $5,181 in 2019	109,183	242,574
Inventories	93,392	100,947
Income taxes receivable	46,907	24,145
Prepaid expenses	5,855	10,459
Assets held for sale	5,385	5,385
Other current assets	2,976	3,325
Total current assets	409,103	436,858
Property, plant and equipment, less accumulated depreciation of $793,163 in 2020 and $1,396,908 in 2019	278,358	516,727
Operating lease right-of-use assets	29,215	33,850
Goodwill	32,150	32,150
Other assets	34,042	33,633
Total assets	$782,868	$1,053,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$21,083	$53,147
Accrued payroll and related expenses	13,246	19,641
Accrued insurance expenses	6,312	7,540
Accrued state, local and other taxes	3,731	2,427
Income taxes payable	435	1,534
Current portion of operating lease liabilities	9,411	10,625
Other accrued expenses	4,596	6,488
Total current liabilities	58,814	101,402
Long-term accrued insurance expenses	12,995	14,040
Long-term pension liabilities	37,420	39,254
Deferred income taxes	902	37,319
Long-term operating lease liabilities	23,978	28,378
Other long-term liabilities	106	2,492
Total liabilities	134,215	222,885
Common stock	21,512	21,443
Capital in excess of par value	—	—
Retained earnings	649,844	832,113
Accumulated other comprehensive loss	(22,703)	(23,223)
Total stockholders’ equity	648,653	830,333
Total liabilities and stockholders’ equity	$782,868	$1,053,218

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$89,300	$358,516	$333,077	$693,172
Cost of revenues (exclusive of items shown below)	80,037	265,088	261,981	517,483
Selling, general and administrative expenses	28,775	43,293	65,305	88,714
Impairment and other charges	1,639	—	207,175	—
Depreciation and amortization	19,573	42,881	58,866	85,386
Gain on disposition of assets, net	(3,194)	(1,133)	(4,013)	(4,637)
Operating (loss) income	(37,530)	8,387	(256,237)	6,226
Interest expense	(71)	(164)	(184)	(253)
Interest income	68	594	402	1,394
Other (expense) income, net	(1,481)	(53)	(1,789)	392
(Loss) income before income taxes	(39,014)	8,764	(257,808)	7,759
Income tax (benefit) provision	(13,921)	2,593	(72,292)	2,327
Net (loss) income	$(25,093)	$6,171	$(185,516)	$5,432

(Loss) Earnings per share
Basic	$(0.12)	$0.03	$(0.87)	$0.02
Diluted	$(0.12)	$0.03	$(0.87)	$0.02

Dividends per share	$—	$0.05	$—	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(25,093)	$6,171	$(185,516)	$5,432

Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	186	174	918	347
Foreign currency translation	314	333	(398)	431
Comprehensive (loss) income	$(24,593)	$6,678	$(184,996)	$6,210

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands)

(Unaudited)

	Six months ended June 30, 2020
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2019	214,423	$21,443	$—	$832,113	$(23,223)	$830,333
Stock issued for stock incentive plans, net	1,014	100	1,997	—	—	2,097
Stock purchased and retired	(177)	(17)	(1,997)	1,222	—	(792)
Net loss	—	—	—	(160,423)	—	(160,423)
Pension adjustment, net of taxes	—	—	—	—	732	732
Foreign currency translation	—	—	—	—	(712)	(712)
Balance, March 31, 2020	215,260	$21,526	$—	$672,912	$(23,203)	$671,235
Stock issued for stock incentive plans, net	(135)	(4)	2,021	—	—	2,017
Stock purchased and retired	(2)	(10)	(2,021)	2,025	—	(6)
Net loss	—	—	—	(25,093)	—	(25,093)
Pension adjustment, net of taxes	—	—	—	—	186	186
Foreign currency translation	—	—	—	—	314	314
Balance, June 30, 2020	215,123	$21,512	$—	$649,844	$(22,703)	$648,653

	Six months ended June 30, 2019
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2018	214,544	$21,454	$—	$947,711	$(18,746)	$950,419
Adoption of accounting standards (Note 2)	—	—	—	2,376	(2,732)	(356)
Stock issued for stock incentive plans, net	843	84	2,368	—	—	2,452
Stock purchased and retired	(245)	(24)	(2,368)	(306)	—	(2,698)
Net loss	—	—	—	(739)	—	(739)
Dividends	—	—	—	(21,486)	—	(21,486)
Pension adjustment, net of taxes	—	—	—	—	173	173
Foreign currency translation	—	—	—	—	98	98
Balance, March 31, 2019	215,142	$21,514	$—	$927,556	$(21,207)	$927,863
Adoption of accounting standards (Note 2)	—	—	—	87	—	87
Stock issued for stock incentive plans, net	(23)	(2)	2,438	—	—	2,436
Stock purchased and retired	(540)	(54)	(2,438)	(2,159)	—	(4,651)
Net income	—	—	—	6,171	—	6,171
Dividends	—	—	—	(10,738)	—	(10,738)
Pension adjustment, net of taxes	—	—	—	—	174	174
Foreign currency translation	—	—	—	—	333	333
Balance, June 30, 2019	214,579	$21,458	$—	$920,917	$(20,700)	$921,675

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands)

(Unaudited)

	Six Months ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(185,516)	$5,432
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	58,924	86,809
Stock-based compensation expense	4,114	4,888
Gain on disposition of assets, net	(4,013)	(4,637)
Deferred income tax benefit	(36,723)	(12,579)
Impairment and other non-cash charges	206,264	—
(Increase) decrease in assets:
Accounts receivable	133,223	(34,337)
Income taxes receivable	(22,762)	31,158
Inventories	7,320	11,701
Prepaid expenses	4,601	1,614
Other current assets	235	600
Other non-current assets	(423)	(3,609)
Increase (decrease) in liabilities:
Accounts payable	(27,451)	2,764
Income taxes payable	(1,099)	(3,647)
Accrued payroll and related expenses	(6,373)	(2,758)
Accrued insurance expenses	(1,228)	1,167
Accrued state, local and other taxes	1,304	2,753
Other accrued expenses	(4,966)	(349)
Pension liabilities	(610)	4,497
Long-term accrued insurance expenses	(1,045)	2,208
Other long-term liabilities	(1,677)	(245)
Net cash provided by operating activities	122,099	93,430

INVESTING ACTIVITIES
Capital expenditures	(38,659)	(132,253)
Proceeds from sale of assets	12,740	9,776
Net cash used for investing activities	(25,919)	(122,477)

FINANCING ACTIVITIES
Payment of dividends	—	(32,224)
Cash paid for common stock purchased and retired	(798)	(7,349)
Net cash used for financing activities	(798)	(39,573)

Net increase (decrease) in cash and cash equivalents	95,382	(68,620)
Cash and cash equivalents at beginning of period	50,023	116,262
Cash and cash equivalents at end of period	$145,405	$47,642

Supplemental cash flows disclosure:
Income taxes refund, net	$(9,847)	$(12,125)
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$2,185	$31,407

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

Disaggregation of revenues:

See Note 7 for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions.

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Oilfield services transferred at a point in time	$—	$—	$—	$—
Oilfield services transferred over time	89,300	358,516	333,077	693,172
Total revenues	$89,300	$358,516	$333,077	$693,172

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net on the consolidated balance sheets are shown below:

	June 30,	December 31,	June 30,	December 31,
(in thousands)	2020	2019	2019	2018
Unbilled trade receivables	$21,578	$52,052	$95,898	$56,408

Substantially all of the unbilled trade receivables disclosed were invoiced during the following quarter.

4.    IMPAIRMENT AND OTHER CHARGES

During the second quarter of 2020, the Company experienced drastic declines in oilfield drilling and completions, with revenues reflecting low levels not recorded by RPC or the industry for many years. In response, the Company reduced headcount, furloughed employees and implemented compensation reductions for remaining active employees with the goal of adjusting its cost structure in response to expected low revenue levels.

Beginning late in the first quarter of 2020 and continuing during the second quarter, the oil and gas industry experienced an unprecedented disruption due to the substantial decline in global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts as well as macroeconomic events such as the geopolitical tensions between the Organization of Petroleum Exporting Countries and Russia, regarding limits on oil production. These factors resulted in a significant drop in oil prices and a substantial deterioration of the Company’s market capitalization. The Company determined these events constituted

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

a triggering event that required a review of the recoverability of its long-lived assets and performed an interim goodwill impairment assessment as of March 31, 2020.

The Company used both income based and market based approaches to determine the fair value of its long-lived asset groups and its reporting units for goodwill impairment assessment. Under the income approach, the fair value for each of its asset groups and reporting units was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company used internal forecasts, updated for recent events, to estimate future cash flows and terminal value calculation, which incorporates historical and forecasted trends, including an estimate of long-term future growth rates, based on its most recent views of the long-term outlook for each asset group and reporting units. For the market based valuation, the Company used comparable public company multiples. The selection of comparable businesses was based on the markets in which the asset groups and reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. Based on the concluded fair value of the asset groups, the Company measured and recorded an impairment loss that represents the amount by which the asset groups' carrying amounts exceeded their fair value. For purposes of the goodwill impairment assessment, the fair value of each reporting unit exceeded its net book value and therefore, goodwill was deemed not impaired.

The Company recorded the following pre-tax charges during the three and six months ended June 30, 2020 which are reflected in “Impairment and other charges” in the consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Long Lived Asset Impairments (1)	$—	$—	$204,765	$—
Severance Costs	1,487	—	1,882	—
Other (2)	152	—	528	—
Total	$1,639	$—	$207,175	$—
(1).	Relates solely to the Technical Services segment and primarily includes pressure pumping and coiled tubing assets.
(2).	Includes interest costs related to leased assets that were impaired in the third and fourth quarters of 2019 and additional costs related to abandoned assets.

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

5.    EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net loss by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

forfeitable rights to dividends and are therefore considered participating securities. The following table shows the restricted shares of common stock (participating securities) outstanding and a reconciliation of outstanding weighted average shares:

	Three months ended		Six months ended
	June 30		June 30
(In thousands)	2020	2019	2020	2019
Net (loss) income available for stockholders:	$(25,093)	$6,171	$(185,516)	$5,432
Less: Adjustments for earnings attributable to participating securities	—	(109)	—	(334)
Net (loss) income used in calculating earnings per share	$(25,093)	$6,062	$(185,516)	$5,098

Weighted average shares outstanding (including participating securities)	215,174	214,908	215,090	214,974
Adjustment for participating securities	(2,772)	(2,569)	(2,730)	(2,559)
Shares used in calculating basic and diluted earnings per share	212,402	212,339	212,360	212,415

6.    STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares. As of June 30, 2020, there were 3,850,000 shares available for grant.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30
(in thousands)	2020	2019	2020	2019
Pre-tax expense	$2,017	$2,436	$4,114	$4,888
After tax expense	$1,523	$1,839	$3,106	$3,690

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2020:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at December 31, 2019	2,393,673	$13.23
Granted	1,085,875	4.59
Vested	(555,291)	16.63
Forfeited	(206,707)	14.10
Non-vested shares at June 30, 2020	2,717,434	$7.05

The total fair value of shares vested was $2,467,000 during the six months ended June 30, 2020 and $6,970,000 during the six months ended June 30, 2019. Excess tax benefits or deficits realized from tax compensation deductions in excess of, or lower than compensation expense are recorded as either a beneficial or detrimental discrete tax adjustment. This discrete tax adjustment was a detriment of $1,655,000 for the six months ended June 30, 2020 and a detriment of $510,000 for the six months ended June 30, 2019.

As of June 30, 2020, total unrecognized compensation cost related to non-vested restricted shares was $45,512,000, which is expected to be recognized over a weighted-average period of 4.2 years.

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

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Technical Services:
Pressure Pumping	$23,717	$170,066	$120,481	$317,825
Downhole Tools	35,151	112,763	121,059	222,434
Coiled Tubing	8,973	21,284	25,212	41,462
Nitrogen	5,621	12,219	15,553	23,527
Snubbing	1,093	4,355	3,397	7,818
All other	5,977	17,347	22,530	39,047
Total Technical Services	$80,532	$338,034	$308,232	$652,113
Support Services:
Rental Tools	$5,069	$13,962	$15,475	$27,898
All other	3,699	6,520	9,370	13,161
Total Support Services	$8,768	$20,482	$24,845	$41,059
Total revenues	$89,300	$358,516	$333,077	$693,172

The following summarizes revenues for the United States and separately for all international locations combined for the three and six months ended June 30, 2020 and 2019. The revenues are presented based on the location of the use of the equipment or

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
United States revenues	$82,506	$343,688	$310,500	$657,656
International revenues	6,794	14,828	22,577	35,516
Total revenues	$89,300	$358,516	$333,077	$693,172

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

Summarized financial information with respect RPC’s reportable segments for the three and six months ended June 30, 2020 and 2019 are shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Revenues:
Technical Services	$80,532	$338,034	$308,232	$652,113
Support Services	8,768	20,482	24,845	41,059
Total revenues	$89,300	$358,516	$333,077	$693,172
Operating (loss) income:
Technical Services	$(34,100)	$6,850	$(46,307)	$2,392
Support Services	(1,846)	4,018	(299)	7,155
Corporate Expenses	(3,139)	(3,614)	(6,469)	(7,958)
Impairment and Other Charges (1)	(1,639)	—	(207,175)	—
Gain on disposition of assets, net	3,194	1,133	4,013	4,637
Total operating (loss) income	$(37,530)	$8,387	$(256,237)	$6,226
Interest expense	(71)	(164)	(184)	(253)
Interest income	68	594	402	1,394
Other (expense) income , net	(1,481)	(53)	(1,789)	392
(Loss) Income before income taxes	$(39,014)	$8,764	$(257,808)	$7,759
(1)	Represents $541 related to Corporate and the remainder to Technical Services.

As of and for the six months ended	Technical		Support
June 30, 2020	Services		Services	Corporate	Total
(in thousands)
Depreciation and amortization	$54,615	(1)	$4,111	$140	$58,866
Capital expenditures	31,296		7,027	336	38,659
Identifiable assets	$474,670	(1)	$62,867	$245,331	$782,868
(1)	Reflects impact of impairment charges recorded during the six months ended June 30, 2020.

As of and for the six months ended	Technical	Support
June 30, 2019	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$80,370	$4,856	$160	$85,386
Capital expenditures	125,171	6,260	822	132,253
Identifiable assets	$1,030,073	$86,928	$106,966	$1,223,967

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.    CURRENT EXPECTED CREDIT LOSSES

The Company adopted ASU No 2016-13, Current Expected Credit Losses (Topic 326) on January 1, 2020 on a prospective basis with an immaterial cumulative-effect adjustment to the opening balance of retained earnings. This ASU replaces the current loss model with an expected credit loss model for financial assets measured at amortized cost that includes accounts (trade) receivable. The Company is exposed to credit losses primarily from providing oilfield services. The Company’s expected credit loss allowance for accounts receivable is based on historical collection experience, current and future economic and market conditions and a review of the current status of customers’ account receivable balances. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible and recoveries of amounts previously written off are recorded when collected. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of current expected credit losses was not significantly impacted. Estimates used to determine the allowance for current expected credit losses are based on assessment of anticipated payment and all other historical, current and future information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected as of June 30, 2020:

(in thousands)	2020
Beginning Balance, January 1	$5,181
Adoption of ASC 326	—
Provision (benefit) for current expected credit losses	(828)
Write-offs	(302)
Recoveries collected (net of expenses)	—
Balance as of June 30	$4,051

9.    INVENTORIES

Inventories of $93,392,000 at June 30, 2020 and $100,947,000 at December 31, 2019 consist of raw materials, parts and supplies.

10.    EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Interest cost	$412	$490	$823	$980
Expected return on plan assets	(396)	(650)	(791)	(1,300)
Amortization of net losses	247	230	493	460
Net periodic benefit cost	$263	$70	$525	$140

The Company did not make a contribution to this plan during the six months ended June 30, 2020 or June 30, 2019.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading, and are stated at fair value totaling $27,520,000 as of June 30, 2020 and $28,476,000 as of December 31, 2019. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses. Trading gains (losses), net related to the SERP assets were approximately as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Trading gains (losses), net	$4,029	$785	$(958)	$3,636

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

On July 26, 2018, the Company entered into Amendment No. 4 to Credit Agreement (the “Amendment”). The Amendment, among other matters, replaces the existing minimum tangible net worth covenant with the following covenants: (i) when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum debt service coverage ratio of 2.00:1.00, and (ii) otherwise, a minimum tangible net worth covenant of no less than $600 million. The Amendment additionally (1) extended the Credit Agreement maturity date from January 17, 2020 to July 26, 2023, (2) eliminated any borrowing base limitations on revolving loans when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, (3) reduced the commitment fees payable by RPC by 7.5 basis points at each pricing level and (4) reduced the letter of credit sublimit from $50 million to $35 million. As of June 30, 2020, the Company was in compliance with these covenants.

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

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.3 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance of $0.2 million at June 30, 2020 is classified as part of non-current other assets.

As of June 30, 2020, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.8 million; therefore, a total of $105.2 million of the facility was

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan cost, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Interest incurred	$40	$89	$153	$178
Interest paid	40	58	80	121

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

For the three months ended June 30, 2020, the effective rate reflects a benefit of 35.7 percent compared to a provision of 29.6 percent for the comparable period in the prior year. For the six months ended June 30, 2020, the effective rate reflects a benefit of 28.0 percent compared to a provision of 30.0 percent for the comparable period in the prior year. The effective tax rate for the current quarter reflects a net discrete provision totaling $2.1 million related primarily to revaluing certain deferred tax assets and liabilities recorded as of December 31, 2019 that are expected to be recognized in 2020.

The Coronavirus Aid, Relief and Economic Security (CARES) Act, enacted into law on March 27, 2020, provides the opportunity for a five-year carryback of net operating losses for the tax years ended 2018, 2019 and 2020. The Company expects to realize the benefit of its tax year 2019 net operating loss carryback to tax year 2014 where the tax rate was 35 percent and therefore, recognized a discrete tax benefit of $13.1 million during the first quarter. In addition, the Company recorded a net discrete tax provision during the current quarter of $1.6 million and $35.8 million for the six months ended June 30, 2020 related to certain deferred tax assets and liabilities recorded as of December 31, 2019 that are expected to be recognized in 2020. The expected reversal of these deferred tax assets and liabilities are estimates based on available information at this time and the Company expects to refine these estimates in subsequent quarters as better information becomes available.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of June 30, 2020 and December 31, 2019:

Fair Value Measurements at June 30, 2020 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$101	$101	$—	$—
Investments measured at net asset value	$27,520

Fair Value Measurements at December 31, 2019 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$237	$237	$—	$—
Investments measured at net asset value	$28,476

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, as described in Note 10, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the period ended June 30, 2020, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at June 30, 2020 and December 31, 2019. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 11. The Company is subject to interest rate risk on the variable component of the interest rate.

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

Fair Value Measurements as of June 30, 2020 with
Quoted prices in active
		markets for identical	Significant other	Significant
(in thousands)	Total	assets	observable inputs	unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$5,385	$—	$5,385	$—

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2019	$(20,908)	$(2,315)	$(23,223)
Change during the period:
Before-tax amount	—	(398)	(398)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	918	—	918
Total activity for the period	918	(398)	520
Balance at June 30, 2020	$(19,990)	$(2,713)	$(22,703)
(1)	Reported as part of selling, general and administrative expenses.

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2018	$(15,878)	$(2,868)	$(18,746)
Change during the period:
Before-tax amount	—	431	431
Adoption of accounting standard	(2,732)		(2,732)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	347	—	347
Total activity for the period	(2,385)	431	(1,954)
Balance at June 30, 2019	$(18,263)	$(2,437)	$(20,700)
(1)	Reported as part of selling, general and administrative expenses.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 is incorporated herein by reference. In 2020, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the six months ended June 30, 2020, capital expenditures totaled $38.7 million primarily for new revenue-producing equipment and capitalized maintenance of our existing equipment.

The oil and gas industry experienced an unprecedented disruption during the latter part of 2020 due to the substantial decline in global demand for oil caused by the combined impact of the OPEC disputes and COVID-19 pandemic that has continued through the second quarter of 2020. The pandemic has significantly impacted the economic conditions in the United States, as federal, state and local governments have reacted to the public health crisis, creating significant uncertainties in the United States, as well as the global economy. RPC continued its regular operations during the period since it functions as an essential infrastructure business in the energy sector under guidance issued by the Department of Homeland Security. In response to the pandemic, RPC instituted strict procedures to assess employee health and safety while in its facilities or on operational locations.

The second quarter of 2020 experienced even more drastic declines in oilfield drilling and completions, with revenues reflecting low levels not recorded by RPC or the industry for many years. During the second quarter of 2020, the Company reduced headcount, furloughed employees and implemented compensation reductions for remaining active employees with the goal of adjusting its cost structure in response to expectations of low revenue levels.

During the second quarter of 2020, revenues of $89.3 million decreased by $269.2 million or 75.1 percent compared to the same period in the prior year. The decrease in revenues is due to lower activity levels and lower pricing within most of RPC’s service lines. International revenues for the second quarter of 2020 decreased 54.0 percent to $6.8 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the future.

Cost of revenues decreased during the second quarter of 2020 in comparison to the same period of the prior year primarily due to decreases in expenses consistent with lower activity levels and RPC’s expense reduction initiatives. Cost of revenues as a percentage of revenues increased primarily due to the negative leverage of these expenses over significantly lower revenues.

Selling, general and administrative expenses were $28.8 million in the second quarter of 2020 compared with $43.3 million in the second quarter of 2019. As a percentage of revenues, these expenses increased to 32.2 percent in the second quarter of 2020 compared with 12.1 percent in the second quarter of 2019 due to the significant decline in revenues during the second quarter of 2020.

In connection with the preparation of our financial statements for the quarter ended June 30, 2020, we recorded impairment and other charges totaling $1.6 million. These charges represent primarily severance costs due to cost reduction initiatives.

Loss before income taxes was $39.0 million for the three months ended June 30, 2020 compared to $8.8 million income before income taxes in the same period of 2019. Diluted loss per share was $0.12 for the three months ended June 30, 2020 compared to

RPC, INC. AND SUBSIDIARIES

diluted earnings per share of $0.03 in the same period of 2019. Cash provided by operating activities increased to $122.1 million for the six months ended June 30, 2020 compared to $93.4 million in the same period of 2019 due to a positive change in working capital and lower capital expenditures, partially offset by lower earnings.

We expect capital expenditures in 2020 will be approximately $50 to $60 million, and will be directed primarily towards capitalized maintenance of our existing equipment.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and the second quarter of 2016, the drilling rig count fell by 79 percent. During the second quarter of 2016, the U.S. domestic drilling rig count reached the lowest level recorded at that time. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets, which began in the second quarter of 2014. The price of oil began to fall at that time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. During the second quarter of 2016, the price of oil and the U.S. domestic rig count began to increase, and increased steadily throughout the remainder of 2016, throughout 2017 and 2018. RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions in the U.S. domestic market fell from 21,355 in 2014 to 8,060 in 2016. Annual well completions during 2018 increased by approximately 25 percent compared to 2017, and by approximately five percent in 2019 compared to 2018. During the second quarter of 2020, well completions decreased by approximately 62 percent compared to the second quarter of 2019 and U.S. domestic drilling rig count fell to the lowest level ever recorded. We believe that U.S. oilfield well completion activity will remain weak during the near term because of continued low oil prices and projections of depressed industry activity.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. Following the trough of the most recent oilfield downturn in the second quarter of 2016, prices of oil and natural gas increased during the third and fourth quarters of that year, throughout 2017 and continued during the first three quarters of 2018. The price of natural gas continued to rise during the fourth quarter of 2018 and into the second quarter of 2019, due to low natural gas storage levels, cold weather and increasing demand for natural gas exports. Since that time, however, the price of natural gas has steadily fallen through the second quarter of 2020. The price of oil reached a cyclical peak in the third quarter of 2018, but began to fall over the remainder of 2018, and throughout 2019 and 2020. Early in the first quarter of 2020, the price of oil had decreased by more than 80 percent, with recent inflation-adjusted prices falling to levels not seen since 1986. This tremendous decline in the price of oil carries significant negative implications for RPC’s near-term activity levels and financial results.

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

We continue to monitor the market for our services and the competitive environment. The U.S. domestic rig count increased sharply following the historical low recorded during the second quarter of 2016, though the rig count began to decline during the second quarter of 2019, and by the beginning of the second quarter of 2020 was approaching levels last recorded during the 2016 cyclical trough. During 2018, we began to observe that oilfield completion crews and equipment were providing services with increasing efficiency, and we believe that this higher efficiency has caused the market for several oilfield completion services, including pressure pumping, to become oversupplied. This trend has continued through the second quarter of 2020, and we believe that this development carries negative consequences for pricing of our services, utilization of our equipment and our financial results during the near term.

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

RPC, INC. AND SUBSIDIARIES

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

Results of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Consolidated revenues [in thousands]	$89,300	$358,516	$333,077	$693,172
Revenues by business segment [in thousands]:
Technical	$80,532	$338,034	$308,232	$652,113
Support	8,768	20,482	24,845	41,059

Consolidated operating (loss) income [in thousands]	$(37,530)	$8,387	$(256,237)	$6,226
Operating income (loss) by business segment [in thousands]:
Technical	$(34,100)	$6,850	$(46,307)	$2,392
Support	(1,846)	4,018	(299)	7,155
Corporate	(3,139)	(3,614)	(6,469)	(7,958)
Impairment and other charges (1)	1,639	—	207,175	—
Gain on disposition of assets, net	3,194	1,133	4,013	4,637

Percentage cost of revenues to revenues	89.6%	73.9%	78.7%	74.7%
Percentage selling, general & administrative expenses to revenues	32.2%	12.1%	19.6%	12.8%
Percentage depreciation and amortization expense to revenues	21.9%	12.0%	17.7%	12.3%
Average U.S. domestic rig count	392	989	589	1,016
Average natural gas price (per thousand cubic feet (mcf))	$1.71	$2.57	$1.82	$2.75
Average oil price (per barrel)	$27.32	$59.89	$37.3	$57.24
(1)	Represents $541 related to Corporate and the remainder to Technical Services.

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THREE MONTHS ENDED JUNE 30, 2019

Revenues. Revenues of $89.3 million for the three months ended June 30, 2020 decreased 75.1 percent compared to the three months ended June 30, 2019. Domestic revenues of $82.5 million decreased 76.0 percent for the three months ended June 30, 2020 compared to the same period in the prior year. The decrease in revenues was due to lower activity levels, fewer active fleets of pressure pumping equipment and lower pricing compared to the second quarter of the prior year. International revenues of $6.8 million decreased 54.0 percent for the three months ended June 30, 2020 compared to the same period in the prior year.

During the second quarter of 2020, the average price of natural gas was 33.4 percent lower and the average price of oil was 54.4 percent lower, both as compared to the same period in the prior year. The average domestic rig count during the second quarter of 2020 was 60.4 percent lower than the same period in 2019.

RPC, INC. AND SUBSIDIARIES

The Technical Services segment revenues for the second quarter of 2020 decreased 76.2 percent compared to the same period in the prior year due to significantly lower activity and pricing, as well as fewer active fleets of equipment within pressure pumping. The Support Services segment revenues for the second quarter of 2020 decreased by 57.2 percent compared to the same period in the prior year. This decrease was due principally to lower activity levels for rental tools. Technical Services reported an operating loss of $34.1 million during the second quarter of 2020 compared to an operating profit of $6.9 million in the second quarter of 2019 due to lower pricing and activity levels. Support Services reported an operating loss of $1.8 million for the second quarter of 2020 compared to operating profit of $4.0 million for the second quarter of 2019.

Cost of revenues. Cost of revenues decreased 69.8 percent to $80.0 million for the three months ended June 30, 2020 compared to $265.1 million for the three months ended June 30, 2019. Cost of revenues decreased primarily due to decreases in expenses consistent with lower activity levels and as a result of RPC’s expense reduction initiatives. As a percentage of revenues, cost of revenues increased in the second quarter of 2020 compared to the same period in the prior year, primarily due to the negative leverage of expenses over significantly lower revenues. This percentage increase was slightly offset by lower materials and supplies expenses as a percentage of revenues caused by a shift in pressure pumping job mix.

Selling, general and administrative expenses. Selling, general and administrative expenses were $28.8 million for the three months ended June 30, 2020 and $43.3 million for the three months ended June 30, 2019. These expenses decreased during the second quarter compared to the prior year primarily due to lower employment and other costs resulting from RPC’s cost reduction initiatives. As a percentage of revenues, these costs increased to 32.2 percent in the second quarter of 2020 compared to 12.1 percent in the second quarter of 2019 due to the leverage of lower revenues over primarily fixed expenses.

Depreciation and amortization. Depreciation and amortization decreased 54.4 percent to $19.6 million for the three months ended June 30, 2020, compared to $42.9 million for the three months ended June 30, 2019. Depreciation and amortization decreased significantly because of the asset impairment charges recorded during the past several quarters.

Impairment and other charges. Impairment and other charges were $1.6 million for the three months ended June 30, 2020. This amount represents severance costs due to cost reduction initiatives. See Note 4 of the notes to the consolidated financial statements for further discussion on these charges.

Gain on disposition of assets, net. Gain on disposition of assets, net increased to $3.2 million for the three months ended June 30, 2020 compared to $1.1 million for the three months ended June 30, 2019. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other expense, net was $1.5 million for the three months ended June 30, 2020 compared to other expense, net of $53 thousand for the same period in the prior year.

Interest expense. Interest expense was $71 thousand for the three months ended June 30, 2020 compared to $164 thousand for the three months ended June 30, 2019. Interest expense consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax benefit. Income tax benefit was $13.9 million during the three months ended June 30, 2020 compared to $2.6 million tax provision for the same period in 2019. The effective benefit rate was 35.7 percent for the three months ended June 30, 2020 compared to a 29.6 percent effective tax rate for the three months ended June 30, 2019. The effective rate reflects discrete items totaling $24.9 million; primarily related to revaluating the 2020 deferred item activity to 35 percent, offset by the beneficial revaluation of the 2019 net operating loss based on CARES Act.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO SIX MONTHS ENDED JUNE 30, 2019

Revenues. Revenues of $333.1 million for the six months ended June 30, 2020 decreased 51.9 percent compared to the six months ended June 30, 2019. Domestic revenues of $310.5 million decreased 52.8 percent for the six months ended June 30, 2020 compared to the same period in the prior year. The decrease in revenues was due primarily to lower activity levels and lower pricing within most of RPC’s service lines. International revenues of $22.6 million decreased 36.4 percent for the six months ended June 30, 2020 compared to the same period in the prior year.

RPC, INC. AND SUBSIDIARIES

During the six months ended June 30, 2020, the average price of natural gas was 33.9 percent lower and the average price of oil was 34.9 percent lower, both as compared to the same period in the prior year. The average domestic rig count during the first six months of 2020 was 42.0 percent lower than the same period in 2019.

The Technical Services segment revenues for the six months ended June 30, 2020 decreased 52.7 percent compared to the same period in the prior year due to lower pricing and activity levels within most of the service lines which comprise this segment. The Support Services segment revenues for the first six months of 2020 decreased by 39.5 percent compared to the same period in the prior year. This decrease was due principally to lower activity levels for rental tools. Technical Services reported an operating loss of $46.3 million during the first six months of 2020 compared to an operating profit of $2.4 million in the first six months of 2019 due to lower pricing and activity levels. Support Services reported an operating loss of $0.3 million for the first six months of 2020 compared to an operating profit of $7.2 million for the first six months of 2019.

Cost of revenues. Cost of revenues decreased 49.4 percent to $262.0 million for the six months ended June 30, 2020 compared to $517.5 million for the six months ended June 30, 2019. Cost of revenues decreased primarily due to lower materials and supplies expenses and employment costs consistent with lower activity levels and as a result of RPC’s expense reduction initiatives. As a percentage of revenues, cost of revenues increased during the six months ended June 30, 2020 compared to the same period in the prior year, primarily due to the negative leverage of these expenses over significantly lower revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses were $65.3 million for the six months ended June 30, 2020 and $88.7 million for the six months ended June 30, 2019. These expenses decreased during the second quarter compared to the prior year primarily due to lower employment and other costs resulting from RPC’s cost reduction initiatives during the previous several quarters. As a percentage of revenues, these costs increased to 19.6 percent in the six months ended June 30, 2020 compared to 12.8 percent in the same period of the prior year due to the leverage of significantly lower revenues over primarily fixed expenses.

Depreciation and amortization. Depreciation and amortization decreased 31.1 percent to $58.9 million for the six months ended June 30, 2020, compared to $85.4 million for the six months ended June 30, 2019. Depreciation and amortization decreased significantly because of the asset impairment charges recorded during the past several quarters.

Impairment and other charges. Impairment and other charges were $207.2 million for the six months ended June 30, 2020. This amount represents primarily the total amount by which several of our asset groups’ carrying amounts exceed their fair value, coupled with severance costs. See Note 4 of the notes to the consolidated financial statements for further discussion of these charges.

Gain on disposition of assets, net. Gain on disposition of assets, net decreased to $4.0 million for the six months ended June 30, 2020 compared to $4.6 million for the six months ended June 30, 2019. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other expense, net was $1.8 million for the six months ended June 30, 2020 compared to other income, net of $0.4 million for the same period in the prior year.

Interest expense. Interest expense was $184 thousand for the six months ended June 30, 2020 compared to $253 thousand for the six months ended June 30, 2019. Interest expense consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax benefit. Income tax benefit was $72.3 million during the six months ended June 30, 2020 compared to $2.3 million tax provision for the same period in 2019. The effective benefit rate was 28.0 percent for the six months ended June 30, 2020 compared to a 30.0 percent effective tax rate for the six months ended June 30, 2019. The effective rate for the year reflects a net discrete provision totaling $24.9 million related primarily to the revaluation of certain deferred tax assets and liabilities recorded as of December 31, 2019 that are expected to be recognized in 2020, partially offset by the beneficial revaluation of the 2019 net operating loss which can be carried back prior years.

RPC, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents as of June 30, 2020 were $145.4 million. The following table sets forth the historical cash flows for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
(In thousands)	2020	2019
Net cash provided by operating activities	$122,099	$93,430
Net cash used for investing activities	(25,919)	(122,477)
Net cash used for financing activities	(798)	(39,573)

Cash provided by operating activities for the six months ended June 30, 2020 increased by $28.7 million compared to the same period in the prior year. This increase is due primarily to favorable changes in working capital, in the six months ended June 30, 2020, partially offset by decreases in net income of $190.9 million Offset by non-cash impairment charges of 206.3 million and the deferred income tax benefit of $36.7 million. The net favorable change in working capital is due primarily to favorable changes of $133.2 million in accounts receivable, partially offset by unfavorable changes of $27.5 million in accounts payable and $23.9 million in income taxes receivable/payable, (net).

Cash used for investing activities for the six months ended June 30, 2020 decreased by $96.6 million compared to the six months ended June 30, 2019, primarily because of a decrease in capital expenditures coupled with an increase in proceeds from the sale of assets.

Cash used for financing activities for the six months ended June 30, 2020 decreased by $38.8 million primarily as a result of lower dividends paid to common stockholders as well as lower cost of repurchases of the Company’s shares on the open market and for taxes related to the vesting of restricted shares.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2020 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company’s decisions about the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not expect to need our revolving credit facility to meet these liquidity requirements.

The Company currently has a $125 million revolving credit facility that matures in July 2023, as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On July 26, 2019, the Company further amended the revolving credit facility to, among other matters, replace the existing minimum tangible net worth covenant, as well as, (1) extend the maturity date of the revolving credit facility to July 26, 2023, (2) eliminate any borrowing base limitations on revolving loans when certain criteria exist, (3) reduce the commitment fees payable by RPC and (4) reduce the letter of credit sublimit from $50 million to $35 million. As of June 30, 2020, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.8 million; therefore, a total of $105.2 million of the facility was available. The Company is in compliance with these financial covenants as of June 30, 2020. However, under current industry conditions, the Company could be at risk of breaching the financial covenants during the remaining term of this facility. Prior to a default occurring, the Company expects to eliminate, replace or re-negotiate the terms of the existing credit facility. For additional information with respect to RPC’s facility, see Note 11 of the Notes to Consolidated Financial Statements included in this report.

Cash Requirements

The Company currently expects that capital expenditures will be approximately $50 to $60 million during 2020, of which $38.7 million has been spent as of June 30, 2020. We expect capital expenditures for the remainder of 2020 to be primarily directed towards maintenance of our existing equipment. The actual amount of 2020 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

RPC, INC. AND SUBSIDIARIES

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable. There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the six months ended June 30, 2020, the Company did not make any contributions to the plan and is currently evaluating whether to make any cash contributions for the remainder of 2020.

As of June 30, 2020, the Company’s stock buyback program authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2019. No shares have been purchased on the open market during the six months ended June 30, 2020, and 8,248,184 shares remain available to be repurchased under the current authorization as of June 30, 2020. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

The Company recorded severance costs and other charges of $1.6 million during the quarter ended June 30, 2020, all of which is expected to have a cash impact.

On July 22, 2019, the Board of Directors voted to suspend RPC’s dividend to common stockholders. The Company expects to resume cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company has no timetable for the resumption of dividends.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. When oilfield activity began to increase in the third quarter of 2016, the Company experienced upward pressure on the price of labor due to the shortage of skilled employees as well as occasional increases in the prices of certain raw materials used in providing our services. Since 2018, however, prices for raw material comprising the Company’s single largest raw material purchase began to decline due to increased sources of supply of the material, particularly in geographic markets located close to the largest U.S. oil and gas basin. In addition, labor costs declined throughout 2019 and into the second quarter of 2020 due to declining oilfield activity.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc., RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the six months ended June 30, 2020, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $433,000 for the six months ended June 30, 2020 compared to $427,000 for the comparable period in 2019.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $610,000 for the six months ended June 30, 2020 and $587,000 for the six months ended June 30, 2019 .

RPC, INC. AND SUBSIDIARIES

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. R. Randall Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $52,000 for the six months ended June 30, 2020 and $60,000 for the six months ended June 30, 2019.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, our expectation that oilfield activity will decline at a historically high rate in the coming months; our plans to continue to adjust our cost structure in accordance with our assessment of the operating environment; statements regarding our plans to continue to pursue international growth opportunities and our belief that international revenues will continue to be less than ten percent of our consolidated revenues in the future; our belief that U.S. oilfield well completion activity will decline significantly during the near term; our belief that the change in the price of oil during the second and second quarters of 2020 carries significantly negative implications for our near-term activity levels and financial results; our belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term and that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term; our belief that increased efficiency in services has caused the market for several oilfield competition services, including pressure pumping, to become oversupplied which carries negative consequences for pricing of our services, utilization of our equipment and our financial results during the near term; our belief that undertaking moderate fleet expansions in response to the near-term potential of lower activity levels and pricing will allow us to maintain a strong balance sheet; our belief that the lower cost of certain raw materials and skilled labor may reduce the cost of our services; our belief that the reduced availability of capital to our customers will reduce the volume of future drilling and completion wells for the forseeable future; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our expectation to resume cash dividends, subject to the earnings and financial condition of the Company and other relevant factors; our belief that our liquidity will continue to provide the opportunity to grow our asset base and revenues during periods with positive business conditions and strong customer activity levels; our expectations that the financial covenants in our credit facility will not restrict our planned activities; our expectations that capital expenditures will be approximately $50 to $60 million in 2020 and remaining expenditures will be directed primarily towards capitalized maintenance of our existing equipment; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of June 30, 2020, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, June 30, 2020 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased by the Company and affiliated purchasers in the second quarter of 2020 are outlined below.

				Total Number	Maximum Number
				of Shares (or	(or Approximate
				Units)	Dollar Value) of
				Purchased as	Shares (or Units)
	Total Number of		Average Price	Part of Publicly	that May Yet Be
	Shares		Paid Per	Announced	Purchased Under
	(or Units)		Share	Plans or	the Plans or
Period	Purchased		(or Unit)	Programs (1)	Programs (1)
April 1, 2020 to April 30, 2020	455	(2)	$2.50	—	8,248,184
May 1, 2020 to May 31, 2020	202	(2)	3.37	—	8,248,184
June 1, 2020 to June 30, 2020	1,332	(2)	3.24	—	8,248,184
Totals	1,989		$3.08	—	8,248,184
(1)	The Company has a stock buyback program initially adopted in 1998 (and subsequently amended in 2013 and 2019) that authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2019. There were no shares purchased on the open market during 2020 and 8,248,184 remain available to be repurchased under the current authorization as of June 30, 2020. Currently the program does not have a predetermined expiration date.
(2)	Represent shares repurchased in connection with taxes related to the vesting of certain restricted shares.

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

RPC, INC.

/s/ Richard A. Hubbell
Date: July 31, 2020	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: July 31, 2020	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)