Form 10-Q
period 2020-09-30
RPC INC
filed 2020-10-30
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐    For the quarterly period ended September 30, 2020

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

As of October 23, 2020, RPC, Inc. had 215,067,573 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(In thousands)

(Unaudited)

	September 30,	December 31,
	2020	2019
		(Note 1)
ASSETS

Cash and cash equivalents	$145,619	$50,023
Accounts receivable, net of allowance for doubtful accounts of $4,410 in 2020 and $5,181 in 2019	123,157	242,574
Inventories	84,566	100,947
Income taxes receivable	64,308	24,145
Prepaid expenses	4,149	10,459
Assets held for sale	5,385	5,385
Other current assets	3,144	3,325
Total current assets	430,328	436,858
Property, plant and equipment, less accumulated depreciation of $790,007 in 2020 and $1,396,908 in 2019	275,124	516,727
Operating lease right-of-use assets	28,269	33,850
Goodwill	32,150	32,150
Other assets	35,006	33,633
Total assets	$800,877	$1,053,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$46,713	$53,147
Accrued payroll and related expenses	17,915	19,641
Accrued insurance expenses	6,955	7,540
Accrued state, local and other taxes	5,607	2,427
Income taxes payable	2,967	1,534
Current portion of operating lease liabilities	9,574	10,625
Other accrued expenses	3,531	6,488
Total current liabilities	93,262	101,402
Long-term accrued insurance expenses	14,177	14,040
Long-term pension liabilities	31,619	39,254
Deferred income taxes	1,786	37,319
Long-term operating lease liabilities	22,429	28,378
Other long-term liabilities	49	2,492
Total liabilities	163,322	222,885
Common stock	21,507	21,443
Capital in excess of par value	—	—
Retained earnings	638,590	832,113
Accumulated other comprehensive loss	(22,542)	(23,223)
Total stockholders’ equity	637,555	830,333
Total liabilities and stockholders’ equity	$800,877	$1,053,218

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$116,588	$293,240	$449,665	$986,412
Cost of revenues (exclusive of items shown below)	100,872	225,230	362,853	742,713
Selling, general and administrative expenses	32,376	42,571	97,681	131,285
Impairment and other charges	—	71,650	207,175	71,650
Depreciation and amortization	18,655	44,701	77,521	130,087
(Gain) loss on disposition of assets, net	(3,563)	1,727	(7,576)	(2,910)
Operating loss	(31,752)	(92,639)	(287,989)	(86,413)
Interest expense	(73)	(8)	(257)	(261)
Interest income	29	182	431	1,576
Other (expense) income, net	769	(937)	(1,020)	(545)
Loss before income taxes	(31,027)	(93,402)	(288,835)	(85,643)
Income tax benefit	(14,590)	(24,221)	(86,882)	(21,894)
Net loss	$(16,437)	$(69,181)	$(201,953)	$(63,749)

Loss per share
Basic	$(0.08)	$(0.33)	$(0.95)	$(0.30)
Diluted	$(0.08)	$(0.33)	$(0.95)	$(0.30)

Dividends per share	$—	$—	$—	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(16,437)	$(69,181)	$(201,953)	$(63,749)

Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	186	173	1,104	520
Foreign currency translation	(25)	82	(423)	513
Comprehensive loss	$(16,276)	$(68,926)	$(201,272)	$(62,716)

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands)

(Unaudited)

	Nine months ended September 30, 2020
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2019	214,423	$21,443	$—	$832,113	$(23,223)	$830,333
Stock issued for stock incentive plans, net	1,014	100	1,997	—	—	2,097
Stock purchased and retired	(177)	(17)	(1,997)	1,222	—	(792)
Net loss	—	—	—	(160,423)	—	(160,423)
Pension adjustment, net of taxes	—	—	—	—	732	732
Foreign currency translation	—	—	—	—	(712)	(712)
Balance, March 31, 2020	215,260	$21,526	$—	$672,912	$(23,203)	$671,235
Stock issued for stock incentive plans, net	(135)	(4)	2,021	—	—	2,017
Stock purchased and retired	(2)	(10)	(2,021)	2,025	—	(6)
Net loss	—	—	—	(25,093)	—	(25,093)
Pension adjustment, net of taxes	—	—	—	—	186	186
Foreign currency translation	—	—	—	—	314	314
Balance, June 30, 2020	215,123	$21,512	$—	$649,844	$(22,703)	$648,653
Stock issued for stock incentive plans, net	(54)	(5)	5,212	—	—	5,207
Stock purchased and retired	(2)	—	(5,212)	5,183	—	(29)
Net loss	—	—	—	(16,437)	—	(16,437)
Pension adjustment, net of taxes	—	—	—	—	186	186
Foreign currency translation	—	—	—	—	(25)	(25)
Balance, September 30, 2020	215,067	$21,507	$—	$638,590	$(22,542)	$637,555

	Nine months ended September 30, 2019
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2018	214,544	$21,454	$—	$947,711	$(18,746)	$950,419
Adoption of accounting standards (Note 2)	—	—	—	2,376	(2,732)	(356)
Stock issued for stock incentive plans, net	843	84	2,368	—	—	2,452
Stock purchased and retired	(245)	(24)	(2,368)	(306)	—	(2,698)
Net loss	—	—	—	(739)	—	(739)
Dividends	—	—	—	(21,486)	—	(21,486)
Pension adjustment, net of taxes	—	—	—	—	173	173
Foreign currency translation	—	—	—	—	98	98
Balance, March 31, 2019	215,142	$21,514	$—	$927,556	$(21,207)	$927,863
Adoption of accounting standards (Note 2)	—	—	—	87	—	87
Stock issued for stock incentive plans, net	(23)	(2)	2,438	—	—	2,436
Stock purchased and retired	(540)	(54)	(2,438)	(2,159)	—	(4,651)
Net income	—	—	—	6,171	—	6,171
Dividends	—	—	—	(10,738)	—	(10,738)
Pension adjustment, net of taxes	—	—	—	—	174	174
Foreign currency translation	—	—	—	—	333	333
Balance, June 30, 2019	214,579	$21,458	$—	$920,917	$(20,700)	$921,675
Stock issued for stock incentive plans, net	(77)	(8)	2,444	—	—	2,436
Stock purchased and retired	(2)	—	(2,444)	2,434	—	(10)
Net loss	—	—	—	(69,181)	—	(69,181)
Pension adjustment, net of taxes	—	—	—	—	173	173
Foreign currency translation	—	—	—	—	82	82
Balance, September 30, 2019	214,500	$21,450	$—	$854,170	$(20,445)	$855,175

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands)

(Unaudited)

	Nine Months ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(201,953)	$(63,749)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	77,582	132,515
Stock-based compensation expense	9,321	7,324
Gain on disposition of assets, net	(7,576)	(2,910)
Gain on benefit plan financing arrangement	—	(126)
Deferred income tax benefit	(35,901)	(21,777)
Impairment and other non-cash charges	205,299	71,650
(Increase) decrease in assets:
Accounts receivable	119,272	35,052
Income taxes receivable	(40,163)	15,061
Inventories	16,234	17,713
Prepaid expenses	6,309	2,472
Other current assets	(70)	263
Other non-current assets	(1,393)	(3,850)
Increase (decrease) in liabilities:
Accounts payable	(4,628)	(24,125)
Income taxes payable	1,433	(3,857)
Accrued payroll and related expenses	(1,706)	(1,711)
Accrued insurance expenses	(585)	306
Accrued state, local and other taxes	3,180	4,287
Other accrued expenses	(5,181)	(1,815)
Pension liabilities	(6,163)	4,627
Long-term accrued insurance expenses	137	1,471
Other long-term liabilities	(2,084)	892
Net cash provided by operating activities	131,364	169,713

INVESTING ACTIVITIES
Capital expenditures	(52,313)	(209,263)
Proceeds from sale of assets	17,372	12,394
Proceeds from benefit plan financing arrangement	—	507
Re-investment in benefit plan financing arrangement	—	(507)
Net cash used for investing activities	(34,941)	(196,869)

FINANCING ACTIVITIES
Payment of dividends	—	(32,224)
Cash paid for common stock purchased and retired	(827)	(7,359)
Net cash used for financing activities	(827)	(39,583)

Net increase (decrease) in cash and cash equivalents	95,596	(66,739)
Cash and cash equivalents at beginning of period	50,023	116,262
Cash and cash equivalents at end of period	$145,619	$49,523

Supplemental cash flows disclosure:
Income taxes refunded net	$(10,137)	$(10,826)
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$4,992	$18,345

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

A group that includes the Company’s Chairman of the Board, Gary W. Rollins, who is also a director of the Company, and certain companies under his control, controls in excess of fifty percent of the Company’s voting power.

2.    RECENT ACCOUNTING STANDARDS

The FASB issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Standards:

● ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The ASU introduced a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for recognition in place of the current incurred loss model. The Company adopted the provisions of the standard in the first quarter of 2020 and specifically identified an immaterial cumulative-effect adjustment to the opening balance of retained earnings. The Company plans to continue to record an allowance on its trade receivables based on aging at the end of each reporting period using current reasonable and supportable forecasted economic conditions. See Note 8 “Current Expected Credit Losses” for expanded disclosures.

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

Disaggregation of revenues:

See Note 7 for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions.

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Oilfield services transferred at a point in time	$—	$—	$—	$—
Oilfield services transferred over time	116,588	293,240	449,665	986,412
Total revenues	$116,588	$293,240	$449,665	$986,412

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net on the consolidated balance sheets are shown below:

	September 30,	December 31,
(in thousands)	2020	2019
Unbilled trade receivables	$28,310	$52,052

Substantially all of the unbilled trade receivables disclosed were or are expected to be invoiced during the following quarter.

4.    IMPAIRMENT AND OTHER CHARGES

During the third quarter of 2020, U.S. oilfield activity improved from the historic lows recorded in the second quarter. Earlier in 2020, the Company experienced drastic declines in oilfield drilling and completions, with revenues reflecting low levels not recorded by RPC or the industry for many years.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

This unprecedented disruption was caused by the substantial decline in global demand for oil caused by the COVID-19 pandemic and subsequent mitigation efforts as well as macroeconomic events such as the geopolitical tensions between the Organization of Petroleum Exporting Countries and Russia, regarding limits on oil production. These factors resulted in a significant drop in oil prices and a substantial deterioration of the Company’s market capitalization. In response, the Company reduced headcount, furloughed employees and implemented compensation reductions for remaining active employees with the goal of adjusting its cost structure caused by low revenue levels. The Company determined these events constituted a triggering event that required a review of the recoverability of its long-lived assets and performed an interim goodwill impairment assessment as of March 31, 2020.

The Company used both income based and market based approaches to determine the fair value of its long-lived asset groups and its reporting units for goodwill impairment assessment. Under the income approach, the fair value for each of its asset groups and reporting units was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company used internal forecasts, updated for recent events, to estimate future cash flows and terminal value calculation, which incorporates historical and forecasted trends, including an estimate of long-term future growth rates, based on its most recent views of the long-term outlook for each asset group and reporting units. For the market based valuation, the Company used comparable public company multiples. The selection of comparable businesses was based on the markets in which the asset groups and reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. Based on the concluded fair value of the asset groups, the Company measured and recorded an impairment loss that represents the amount by which the asset groups' carrying amounts exceeded their fair value. For purposes of the goodwill impairment assessment, the fair value of each reporting unit exceeded its net book value and therefore, goodwill was deemed to be not impaired.

The Company recorded the following pre-tax charges during the three and nine months ended September 30, 2020 and 2019, which are reflected in “Impairment and other charges” in the consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2020	2019	2020	2019
Long-lived asset impairments (1)	$—	$—	$204,765	$—
Severance costs	—	1,268	1,882	1,268
Abandonment of assets	—	34,575	—	34,575
Assets held for sale write down	—	14,326	—	14,326
Retirement of equipment	—	15,953	—	15,953
Inventory write-downs	—	5,501	—	5,501
Other (2)	—	27	528	27
Total	$—	$71,650	$207,175	$71,650

(1).     Relates solely to the Technical Services segment and primarily includes pressure pumping and coiled tubing assets.

(2).     Includes interest costs related to leased assets that were impaired in the third and fourth quarters of 2019 and additional costs related to abandoned assets.

See Note 7 for details of impairment and other charges by segment.

The Company's operating losses narrowed in the third quarter of 2020 due to revenue increases and increased operational efficiency accruing from expense reduction measures, resulting from moderate industry activity improvement. We believe that oilfield activity will remain at current levels during the near term or until the industry gains some clarity regarding global oil supply and demand. This view informs our near-term strategy of minimal capital investment and continued expense scrutiny and if market conditions continue to deteriorate, including crude oil prices further declining and remaining at low levels for a sustained period of time, the Company may record further asset impairments, or an impairment of the carrying value of goodwill.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

	Three months ended		Nine months ended
	September 30		September 30
(In thousands)	2020	2019	2020	2019
Net loss available for stockholders:	$(16,437)	$(69,181)	$(201,953)	$(63,749)
Less: Adjustments for earnings attributable to participating securities	—	—	—	(334)
Net loss used in calculating earnings per share	$(16,437)	$(69,181)	$(201,953)	$(64,083)

Weighted average shares outstanding (including participating securities)	215,083	214,521	215,088	214,823
Adjustment for participating securities	(2,539)	(2,496)	(2,697)	(2,538)
Shares used in calculating basic and diluted earnings per share	212,544	212,025	212,391	212,285

6.    STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares. As of September 30, 2020, there were 3,905,000 shares available for grant.

During the third quarter of 2020 the Company recorded $3.3 million of accumulated amortization of restricted restricted stock related to the passing of R. Randall Rollins, RPC’s chairman.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30
(in thousands)	2020	2019	2020	2019
Pre-tax expense	$5,207	$2,436	$9,321	$7,324
After tax expense	$3,419	$1,840	$6,525	$5,530

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2020:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at December 31, 2019	2,393,673	$13.23
Granted	1,085,875	4.59
Vested	(843,926)	14.96
Forfeited	(261,178)	13.73
Non-vested shares at September 30, 2020	2,374,444	$6.98

The total fair value of shares vested was $3,452,000 during the nine months ended September 30, 2020 and $7,018,000 during the nine months ended September 30, 2019. Excess tax benefits or deficits realized from tax compensation deductions in excess of, or lower than compensation expense are recorded as either a beneficial or detrimental discrete tax adjustment. This discrete tax adjustment was a detriment of $2,241,000 for the nine months ended September 30, 2020 and a detriment of $530,600 for the nine months ended September 30, 2019.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020, total unrecognized compensation cost related to non-vested restricted shares was $40,305,000, which is expected to be recognized over a weighted-average period of 4.0 years.

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

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Technical Services:
Pressure Pumping	$43,133	$111,163	$163,614	$428,988
Downhole Tools	34,331	111,619	148,994	334,053
Coiled Tubing	12,407	19,622	37,619	61,084
Nitrogen	8,281	10,140	23,834	33,667
Snubbing	1,974	4,407	5,371	12,225
All other	9,152	17,532	38,079	56,579
Total Technical Services	$109,278	$274,483	$417,511	$926,596
Support Services:
Rental Tools	$3,752	$12,479	$19,227	$40,377
All other	3,558	6,278	12,927	19,439
Total Support Services	$7,310	$18,757	$32,154	$59,816
Total revenues	$116,588	$293,240	$449,665	$986,412

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes revenues for the United States and separately for all international locations combined for the three and nine months ended September 30, 2020 and 2019. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
United States revenues	$110,823	$275,928	$421,323	$933,583
International revenues	5,765	17,312	28,342	52,829
Total revenues	$116,588	$293,240	$449,665	$986,412

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

Summarized financial information with respect RPC’s reportable segments for the three and nine months ended September 30, 2020 and 2019 are shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Revenues:
Technical Services	$109,278	$274,483	$417,511	$926,596
Support Services	7,310	18,757	32,154	59,816
Total revenues	$116,588	$293,240	$449,665	$986,412
Operating (loss) gain:
Technical Services	$(24,941)	$(18,174)	$(71,248)	$(15,782)
Support Services	(3,840)	1,632	(4,139)	8,787
Corporate Expenses	(6,534)	(2,720)	(13,003)	(10,678)
Impairment and Other Charges (1)(2)	—	(71,650)	(207,175)	(71,650)
Gain (loss) on disposition of assets, net	3,563	(1,727)	7,576	2,910
Total operating loss	$(31,752)	$(92,639)	$(287,989)	$(86,413)
Interest expense	(73)	(8)	(257)	(261)
Interest income	29	182	431	1,576
Other income (expense) , net	769	(937)	(1,020)	(545)
Loss before income taxes	$(31,027)	$(93,402)	$(288,835)	$(85,643)
(1)	2020 Represents $541 related to Corporate and the remainder to Technical Services.
(2)	2019 Represents $69,640 related to Technical Services and $2,010 related to Corporate.

As of and for the nine months ended	Technical		Support
September 30, 2020	Services		Services	Corporate	Total
(in thousands)
Depreciation and amortization	$77,224	(1)	$5,088	$209	$77,521
Capital expenditures	43,437		8,338	538	52,313
Identifiable assets	$475,168	(1)	$64,463	$261,246	$800,877
(1)	Reflects impact of impairment charges recorded during the nine months ended September 30, 2020.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended	Technical	Support
September 30, 2019	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$122,827	$7,026	$234	$130,087
Capital expenditures	198,757	8,546	1,960	209,263
Identifiable assets	$963,544	$77,848	$68,471	$1,109,863

8.    CURRENT EXPECTED CREDIT LOSSES

The Company adopted ASU No 2016-13, Current Expected Credit Losses (Topic 326) on January 1, 2020 on a prospective basis with an immaterial cumulative-effect adjustment to the opening balance of retained earnings. This ASU replaces the current loss model with an expected credit loss model for financial assets measured at amortized cost that includes accounts (trade) receivable. The Company is exposed to credit losses primarily from providing oilfield services. The Company’s expected credit loss allowance for accounts receivable is based on historical collection experience, current and future economic and market conditions and a review of the current status of customers’ account receivable balances. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible and recoveries of amounts previously written off are recorded when collected. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of current expected credit losses was not significantly impacted. Estimates used to determine the allowance for current expected credit losses are based on an assessment of anticipated payment and all other historical, current and future information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected as of September 30, 2020:

(in thousands)	2020
Beginning Balance, January 1	$5,181
Adoption of ASC 326	—
Provision (benefit) for current expected credit losses	(448)
Write-offs	(315)
Recoveries collected (net of expenses)	(8)
Balance as of September 30	$4,410

9.    INVENTORIES

Inventories of $84,566,000 at September 30, 2020 and $100,947,000 at December 31, 2019 consist of raw materials, parts and supplies.

10.    EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Interest cost	$411	$490	$1,234	$1,470
Expected return on plan assets	(395)	(649)	(1,186)	(1,949)
Amortization of net losses	246	229	739	689
Net periodic benefit cost	$262	$70	$787	$210

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company made a $4,450,000 contribution to this plan during the nine months ended September 30, 2020; no contribution was made to this plan during the nine months ended September 30, 2019.

In October 2020, the Company amended the Retirement Income Plan to add a limited lump-sum payment window for vested terminated participants who had terminated employment before July 1, 2020 and for active employees who will have reached age 59 ½ by December 1, 2020, with a vested balance. Eligible participants could elect to receive their vested balance immediately as a lump-sum or as a monthly annuity payment. The lump-sum payment window offering is scheduled to end during the fourth quarter of 2020. Plan assets will be utilized to fund participant elections and is expected to trigger settlement accounting, which will be recognized when the distributions are made in December 2020. The resulting non-cash settlement charges represent the accelerated recognition of actuarial losses reflected in Accumulated Other Comprehensive Income/(loss) (AOCI).

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The Company maintains certain securities in the SERP that have been classified as trading, and are stated at fair value totaling $28,657,000 as of September 30, 2020 and $28,476,000 as of December 31, 2019. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses. Trading gains, net related to the SERP assets were approximately as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Trading gains, net	$1,136	$370	$178	$4,006

The SERP liability includes participant deferrals net of distributions and is recorded on the consolidated balance sheets in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

11.    NOTES PAYABLE TO BANKS

The Company has a revolving Credit Agreement with Bank of America and five other lenders which provides for a line of credit of up to $100 million, including a $35 million letter of credit subfacility, and a $35 million swingline subfacility. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company's 100 percent owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries.

Certain of the Company's minor subsidiaries are not guarantors.

The Credit Agreement's maturity date is July 26, 2023. On September 25, 2020, the Company entered into Amendment No. 5 to Credit Agreement (the “Amendment”). This Amendment (1) reduced the maximum amount available for borrowing under the credit facility from $125 million to $100 million, (2) decreased the minimum tangible net worth covenant level from not less than $600 million to not less than $400 million, and (3) increased the margin spreads and commitment fees payable by RPC by 37.5 and 5 basis points, respectively, at each pricing level of the applicable rate without any changes to the leverage ratios used to calculate such spreads.

The Credit Agreement includes the following covenants: (i) when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum debt service coverage ratio of 2.00:1.00, and (ii)  when RPC's trailing fourth quarter EBITDA is less than $50 million, a minimum tangible net worth of no less than $400 million.

As of September 30, 2020, the Company was in compliance with these covenants.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, the Company pays an annual fee ranging from 0.20% to 0.30%, based on a quarterly consolidated leverage ratio calculation, on the unused portion of the credit facility.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.4 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance of $0.3 million at September 30, 2020 is classified as part of non-current other assets.

As of September 30, 2020, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.8 million; therefore, a total of $80.2 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan cost, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Interest incurred	$20	$8	$173	$186
Interest paid	40	—	120	121

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

For the three months ended September 30, 2020, the effective rate reflects a benefit of 47.0 percent compared to a benefit of 25.9 percent for the comparable period in the prior year. For the nine months ended September 30, 2020, the effective rate reflects a benefit of 30.1 percent compared to a benefit of 25.6 percent for the comparable period in the prior year. The effective rate for the current quarter reflects net beneficial discrete tax adjustments totalling $3.6 million The effective tax rate for the nine months ended September 30, 2020 includes a net discrete provision totaling $21.3 million related primarily to detrimental revaluation of 2019 deferred items that are expected to reverse in 2020, offset by the beneficial revaluation of the 2019 operating loss, all to be carried back to prior years at a 35 percent federal tax rate, based on the Coronavirus Aid, Relief and Economic Security (CARES) Act. The expected reversal of these deferred tax assets and liabilities are estimates based on available information at this time and the Company expects to refine these estimates in subsequent quarters as better information becomes available.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of September 30, 2020 and December 31, 2019:

Fair Value Measurements at September 30, 2020 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$78	$78	$—	$—
Investments measured at net asset value	$28,657

Fair Value Measurements at December 31, 2019 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$237	$237	$—	$—
Investments measured at net asset value	$28,476

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, as described in Note 10, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance or investment company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the period ended September 30, 2020, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at September 30, 2020 and December 31, 2019. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 11. The Company is subject to interest rate risk on the variable component of the interest rate.

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

The Company's real estate classified as held for sale has been stated at fair value less costs. The fair value measurement was based on observable market data that includes estimated values per square foot involving comparable properties in similar locations.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The non-recurring fair value measurement of both these asset categories are reflected in the table below:

Fair Value Measurements at September 30, 2019 and September 30, 2020 with:
Quoted prices in active
		markets for identical	Significant other	Significant
(in thousands)	Total	assets	observable inputs	unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$5,385	$—	$5,385	$—

14.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2019	$(20,908)	$(2,315)	$(23,223)
Change during the period:
Before-tax amount	—	(423)	(423)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	1,104	—	1,104
Total activity for the period	1,104	(423)	681
Balance at September 30, 2020	$(19,804)	$(2,738)	$(22,542)
(1)	Reported as part of selling, general and administrative expenses.

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2018	$(15,878)	$(2,868)	$(18,746)
Change during the period:
Before-tax amount	—	513	513
Adoption of accounting standard	(2,732)	—	(2,732)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	520	—	520
Total activity for the period	(2,212)	513	(1,699)
Balance at September 30, 2019	$(18,090)	$(2,355)	$(20,445)
(1)	Reported as part of selling, general and administrative expenses.

As of January 1, 2019, the balance related to the cumulative unrealized gain on marketable securities included in accumulated other comprehensive income was reclassed upon adoption of ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

In the first quarter of 2019, the Company adopted the provisions of ASU 2019-02, which provides an option to reclassify stranded tax effects within AOCI to retained earnings due to the change in the U.S. federal tax rate as a result of the Tax Cuts and Jobs Act, which took effect in January 2018. Accordingly, the Company elected to reclassify approximately $2.7 million of stranded tax effects related to its pension plan from AOCI to retained earnings.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 is incorporated herein by reference. In 2020, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the nine months ended September 30, 2020, capital expenditures totaled $52.3 million, primarily for new revenue-producing equipment and capitalized maintenance of our existing equipment.

The oil and gas industry experienced an unprecedented disruption during 2020 due to the substantial decline in global demand for oil caused by the combined impact of the OPEC disputes and COVID-19 pandemic that has continued through the third quarter of 2020. The pandemic has significantly impacted the economic conditions in the United States, as federal, state and local governments have reacted to the public health crisis, creating significant uncertainties in the United States, as well as the global economy. RPC continued its regular operations during the period since it functions as an essential infrastructure business in the energy sector under guidance issued by the Department of Homeland Security. In response to the pandemic, RPC instituted strict procedures to assess employee health and safety while in its facilities or on operational locations.

Although the third quarter of 2020 experienced slight improvement in oilfield drilling and completions compared to the second quarter of 2020, revenues continued to reflect low levels not recorded by RPC or the industry for many years. During the first quarter of 2020, the Company reduced headcount, furloughed employees and implemented compensation reductions for remaining active employees with the goal of adjusting its cost structure in response to expectations of low revenue levels.

During the third quarter of 2020, revenues of $116.6 million decreased by $176.6 million or 60.2 percent compared to the same period in the prior year. The decrease in revenues is due to lower activity levels and lower pricing within most of RPC’s service lines. International revenues for the third quarter of 2020 decreased 67.0 percent to $5.8 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the future.

Cost of revenues decreased during the third quarter of 2020 in comparison to the same period of the prior year primarily due to decreases in expenses consistent with lower activity levels and RPC’s expense reduction initiatives. Cost of revenues as a percentage of revenues increased primarily due to the negative leverage of these expenses over significantly lower revenues.

Selling, general and administrative expenses were $32.4 million in the third quarter of 2020 compared with $42.6 million in the third quarter of 2019. As a percentage of revenues, these expenses increased to 27.8 percent in the third quarter of 2020 compared with 14.5 percent in the third quarter of 2019 due to the significant decline in revenues during the third quarter of 2020.

Loss before income taxes was $31.0 million for the three months ended September 30, 2020 compared to $93.4 million loss before income taxes in the same period of 2019. Diluted loss per share was $0.08 for the three months ended September 30, 2020 compared to diluted loss per share of $0.33 in the same period of 2019. Cash provided by operating activities decreased to $131.4 million for the nine months ended September 30, 2020 compared to $169.7 million in the same period of 2019 due to a positive change in working capital and lower capital expenditures, partially offset by lower earnings.

RPC, INC. AND SUBSIDIARIES

We expect capital expenditures in 2020 will be approximately $60 to $70 million, and will be directed mostly towards capitalized maintenance of our existing equipment, as well as upgrades of selected pressure pumping equipment for dual-fuel capability.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,931 during the third quarter of 2014. Between the third quarter of 2014 and the second quarter of 2016, the drilling rig count fell by 79 percent. During the third quarter of 2016, the U.S. domestic drilling rig count reached the lowest level recorded up to that time. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets, which began in the third quarter of 2014. The price of oil began to fall at that time due to the perceived oversupply of oil, weak global demand growth, and the strength of the U.S. dollar on world currency markets. During the third quarter of 2016, the price of oil and the U.S. domestic rig count began to increase, and increased steadily throughout the remainder of 2016, throughout 2017 and 2018. RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions in the U.S. domestic market fell from 21,355 in 2014 to 8,060 in 2016. Annual well completions during 2018 increased by approximately 25 percent compared to 2017, and by approximately five percent in 2019 compared to 2018. During the third quarter of 2020, well completions decreased by approximately 74 percent compared to the third quarter of 2019 and the U.S. domestic drilling rig count fell to the lowest level ever recorded. We believe that U.S. oilfield well completion activity will remain weak during the near term because of continued low oil prices and projections of depressed industry activity.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. Following the trough of the most recent oilfield downturn in the third quarter of 2016, prices of oil and natural gas increased during the third and fourth quarters of that year, throughout 2017 and continued during the first three quarters of 2018. The price of natural gas continued to rise during the fourth quarter of 2018 and into the third quarter of 2019, due to low natural gas storage levels, cold weather and increasing demand for natural gas exports. Since that time, however, the price of natural gas has steadily fallen through the third quarter of 2020. The price of oil reached a cyclical peak in the third quarter of 2018, but began to fall over the remainder of 2018, and throughout 2019 and 2020. Early in the first quarter of 2020, the price of oil had decreased by more than 80 percent, with recent inflation-adjusted prices falling to levels not seen since 1986. The COVID- 19 pandemic has impacted oil prices and uncertainty regarding the pandemic will continue to influence global oil demand. This tremendous decline in the price of oil carries significant negative implications for RPC’s near-term activity levels and financial results.

The majority of the U.S. domestic rig count remains directed towards oil. During the third quarter of 2020, approximately 71 percent of the U.S. domestic rig count was directed towards oil, a decrease compared with approximately 82 percent during the same period in the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.

We continue to monitor the market for our services and the competitive environment. The U.S. domestic rig count increased sharply following the historical low recorded during the third quarter of 2016, though the rig count began to decline during the third quarter of 2019, and by the beginning of the third quarter of 2020 was approaching levels last recorded during the 2016 cyclical trough. During 2018, we began to observe that oilfield completion crews and equipment were providing services with increasing efficiency, and we believe that this higher efficiency has caused the market for several oilfield completion services, including pressure pumping, to become oversupplied. This trend has continued through the third quarter of 2020, and we believe that this development carries negative consequences for pricing of our services, utilization of our equipment and our financial results during the near term.

Activity levels and pricing for oilfield services reached a level during 2018 that allowed the industry to maintain its equipment and encouraged oilfield service providers to expand their fleets of revenue-producing equipment and hire additional personnel. The prospect of improved financial returns also provided access to the capital markets and allowed previously insolvent service companies to resume operations and add equipment. As a result, competition increased during 2018. Increased competition and improved service efficiency, coupled with the significant decline in oil prices during the fourth quarter of 2018 and during 2019 became catalysts for lower pricing and activity levels during this period. RPC expanded its fleet of revenue-producing equipment in 2019, while also retiring older equipment which could no longer function effectively in service-intensive operating environments. Our consistent

RPC, INC. AND SUBSIDIARIES

response to the near-term potential of lower activity levels and pricing has been to undertake moderate fleet expansions which we believe will allow us to maintain a strong balance sheet, while also positioning RPC for long-term growth and strong financial returns.

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

In connection with the preparation of our financial statements for the quarter ended March 31, 2020, the Company recorded long-lived asset impairment and other charges of $207.2 million. See note 4 of the notes to the consolidated financial statements for a discussion of the changes in our industry resulting in these charges. In addition, we are aware that our customers have been forced to conduct their operations with little or no access to outside capital for the first time in many years, and we anticipate that this aspect of exploration and production financing will remain in place for the foreseeable future, thereby reducing the volume of future drilling and completion of new wells.

Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Consolidated revenues [in thousands]	$116,588	$293,240	$449,665	$986,412
Revenues by business segment [in thousands]:
Technical	$109,278	$274,483	$417,511	$926,596
Support	7,310	18,757	32,154	59,816

Consolidated operating loss [in thousands]	$(31,752)	$(92,639)	$(287,989)	$(86,413)
Operating (loss) income by business segment [in thousands]:
Technical	$(24,941)	$(18,174)	$(71,248)	$(15,782)
Support	(3,840)	1,632	(4,139)	8,787
Corporate	(6,534)	(2,720)	(13,003)	(10,678)
Impairment and other charges (1) (2)	-	(71,650)	(207.175)	(71,650)
Gain (loss) on disposition of assets, net	3,563	(1,727)	7,576	2,910

Percentage cost of revenues to revenues	86.5%	76.8%	80.7%	75.3%
Percentage selling, general & administrative expenses to revenues	27.8%	14.5%	21.7%	13.3%
Percentage depreciation and amortization expense to revenues	16.0%	15.2%	17.2%	13.2%
Average U.S. domestic rig count	254	920	477	984
Average natural gas price (per thousand cubic feet (mcf))	$2.00	$2.38	$1.88	$2.62
Average oil price (per barrel)	$40.83	$56.39	$38.46	$57.00
(1)	2020 Represents $541 related to Corporate and the remainder to Technical Services.
(2)	2019 Represents $69,640 related to Technical Services and $2,010 related to Corporate.

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019

Revenues. Revenues of $116.6 million for the three months ended September 30, 2020 decreased 60.2 percent compared to the three months ended September 30, 2019. Domestic revenues of $110.8 million decreased 60.0 percent for the three months ended September 30, 2020 compared to the same period in the prior year. The decrease in revenues was due to lower activity levels and pricing compared to the third quarter of the prior year. International revenues of $5.8 million decreased 67.0 percent for the three months ended September 30, 2020 compared to the same period in the prior year.

During the third quarter of 2020, the average price of natural gas was 16.0 percent lower and the average price of oil was 27.6 percent lower, both as compared to the same period in the prior year. The average domestic rig count during the third quarter of 2020 was 72.4 percent lower than the same period in 2019.

RPC, INC. AND SUBSIDIARIES

The Technical Services quarterly revenues decreased by 60.2 percent compared to the same period of the prior year due to significantly lower activity and pricing The Support Services segment revenues for the third quarter of 2020 decreased by 61.0 percent compared to the same period in the prior year. This decrease was due principally to lower activity levels for rental tools. Technical Services reported an operating loss of $24.9 million during the third quarter of 2020 compared to an operating loss of $18.2 million in the third quarter of 2019 due to lower pricing and activity levels. Support Services reported an operating loss of $3.9 million for the third quarter of 2020 compared to operating profit of $1.6 million for the third quarter of 2019.

Cost of revenues. Cost of revenues decreased 55.2 percent to $100.9 million for the three months ended September 30, 2020 compared to $225.2 million for the three months ended September 30, 2019. Cost of revenues decreased primarily due to decreases in expenses consistent with lower activity levels and RPC’s cost reduction initiatives. As a percentage of revenues, cost of revenues increased in the third quarter of 2020 compared to the same period in the prior year, primarily due to the negative leverage of expenses over significantly lower revenues. This percentage increase was slightly offset by lower materials and supplies expenses as a percentage of revenues caused by a shift in pressure pumping job mix.

Selling, general and administrative expenses. Selling, general and administrative expenses were $32.4 million for the three months ended September 30, 2020 and $42.6 million for the three months ended September 30, 2019. These expenses decreased due to lower employment costs, primarily the result of cost reduction initiatives during the previous several quarters. These decreases were partially offset by an increase of $33 million resulting from accelerated amortization of restricted stock in connection with the passing of the Company’s Chairman in the third quarter of 2020. As a percentage of revenues, these costs were 27.8 percent in the third quarter of 2020 compared to 14.5 percent in the third quarter of 2019.

Depreciation and amortization. Depreciation and amortization decreased 58.3 percent to $18.7 million for the three months ended September 30, 2020, compared to $44.7 million for the three months ended September 30, 2019. Depreciation and amortization decreased significantly because of the asset impairment charges recorded during previous quarters.

Impairment and other charges. There were no impairment and other charges for the three months ended September 30, 2020 and $71.7 million for the three months ended September 30, 2019. See Note 4 of the notes to the consolidated financial statements for further discussion on these charges.

Gain (Loss) on disposition of assets, net. Gain on disposition of assets, was $3.6 million for the three months ended September 30, 2020 compared to a loss on disposition of assets of $1.7 million for the three months ended September 30, 2019. The gain(loss) on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income (expense), net. Other income, net was $769 thousand for the three months ended September 30, 2020 compared to other expense, net of $937 thousand for the same period in the prior year.

Interest expense. Interest expense was $73 thousand for the three months ended September 30, 2020 compared to $8 thousand for the three months ended September 30, 2019. Interest expense consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax benefit. Income tax benefit was $14.6 million during the three months ended September 30, 2020 compared to $24.2 million tax benefit for the same period in 2019. The effective tax rate was 47.0 percent for the three months ended September 30, 2020 compared to a 25.9 percent effective tax rate for the three months ended September 30, 2019. The effective rate for the current quarter reflects net beneficial discrete tax items totaling $3.6 million.

RPC, INC. AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2019

Revenues. Revenues of $449.7 million for the nine months ended September 30, 2020 decreased 54.4 percent compared to the nine months ended September 30, 2019. Domestic revenues of $421.3 million decreased 54.9 percent for the nine months ended September 30, 2020 compared to the same period in the prior year. The decrease in revenues was due primarily to lower activity levels and lower pricing within most of RPC’s service lines. International revenues of $28.4 million decreased 46.4 percent for the nine months ended September 30, 2020 compared to the same period in the prior year.

During the nine months ended September 30, 2020, the average price of natural gas was 28.5 percent lower and the average price of oil was 32.5 percent lower, both as compared to the same period in the prior year. The average domestic rig count during the first nine months of 2020 was 51.5 percent lower than the same period in 2019.

The Technical Services segment revenues for the nine months ended September 30, 2020 decreased 54.9 percent compared to the same period in the prior year due to lower pricing and activity levels within most of the service lines which comprise this segment. The Support Services segment revenues for the first nine months of 2020 decreased by 46.2 percent compared to the same period in the prior year. This decrease was due principally to lower activity levels for rental tools. Technical Services reported an operating loss of $71.2 million during the first nine months of 2020 compared to an operating loss of $15.8 million in the first nine months of 2019 due to lower pricing and activity levels. Support Services reported an operating loss of $4.1 million for the first nine months of 2020 compared to an operating profit of $8.8 million for the first nine months of 2019.

Cost of revenues. Cost of revenues decreased 51.1 percent to $362.9 million for the nine months ended September 30, 2020 compared to $742.7 million for the nine months ended September 30, 2019. Cost of revenues decreased primarily due to lower materials and supplies expenses and employment costs consistent with lower activity levels and as a result of RPC’s expense reduction initiatives. As a percentage of revenues, cost of revenues increased during the nine months ended September 30, 2020 compared to the same period in the prior year, primarily due to the negative leverage of these expenses over significantly lower revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses were $97.7 million for the nine months ended September 30, 2020 and $131.3 million for the nine months ended September 30, 2019. These expenses decreased during the first nine months of 2020 compared to the prior year primarily due to lower employment and other costs resulting from RPC’s cost reduction initiatives during the previous several quarters. As a percentage of revenues, these costs increased to 21.7 percent in the nine months ended September 30, 2020 compared to 13.3 percent in the same period of the prior year due to the negative leverage of significantly lower revenues over primarily fixed expenses.

Depreciation and amortization. Depreciation and amortization decreased 40.4 percent to $77.5 million for the nine months ended September 30, 2020, compared to $130.1 million for the nine months ended September 30, 2019. Depreciation and amortization decreased significantly because of the asset impairment charges recorded during previous quarters.

Impairment and other charges. Impairment and other charges were $207.2 million for the nine months ended September 30, 2020 and $71.7 million for the nine months ended September 30, 2019. Impairment and other charges for 2020 is comprised primarily of the amount by which several of our asset groups’ carrying amounts exceed their fair value, coupled with severance costs. See Note 4 of the notes to the consolidated financial statements for further discussion of these charges.

Gain on disposition of assets, net. Gain on disposition of assets, net increased to $7.6 million for the nine months ended September 30, 2020 compared to $2.9 million for the nine months ended September 30, 2019. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other expense, net. Other expense, net was $1.0 million for the nine months ended September 30, 2020 compared to other expense, net of $0.5 million for the same period in the prior year.

Interest expense. Interest expense was $257 thousand for the nine months ended September 30, 2020 compared to $261 thousand for the nine months ended September 30, 2019. Interest expense consists of facility fees on the unused portion of the credit facility and the amortization of loan costs.

RPC, INC. AND SUBSIDIARIES

Income tax benefit. Income tax benefit was $86.9 million during the nine months ended September 30, 2020 compared to $21.9 million income tax benefit for the same period in 2019. The effective tax rate was 30.1 percent for the nine months ended September 30, 2020 compared to a 25.6 percent effective tax rate for the nine months ended September 30, 2019. The effective rate for the nine months ended September 30, 2020 reflects a net discrete provision totaling $21.3 million related primarily to the revaluation of certain deferred tax assets and liabilities recorded as of December 31, 2019 that are expected to be recognized in 2020, partially offset by the beneficial revaluation of the 2019 net operating loss which can be carried back to prior years, at a higher 35 percent rate, due to the CARES Act.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents as of September 30, 2020 were $145.6 million. The following table sets forth the historical cash flows for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
(In thousands)	2020	2019
Net cash provided by operating activities	$131,364	$169,713
Net cash used for investing activities	(34,941)	(196,869)
Net cash used for financing activities	(827)	(39,583)

Cash provided by operating activities for the nine months ended September 30, 2020 decreased by $38.3 million compared to the same period in the prior year. This decrease is due primarily to a decrease in net income of $138.2 million partially offset by a favorable changes in working capital during the nine months ended September 30, 2020, coupled with non-cash impairment charges of $205.3 million. The net favorable change in working capital is due primarily to favorable changes of $119.3 million in accounts receivable, partially offset by unfavorable changes of $4.6 million in accounts payable and $40.2 million in income taxes receivable/(payable) (net).

Cash used for investing activities for the nine months ended September 30, 2020 decreased by $161.9 million compared to the nine months ended September 30, 2019, primarily because of a reduction in capital expenditures coupled with an increase in proceeds from the sale of assets.

Cash used for financing activities for the nine months ended September 30, 2020 decreased by $38.8 million primarily as a result of lower dividends paid to common stockholders as well as lower cost of repurchases of the Company’s shares both on the open market and for taxes related to the vesting of restricted shares.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2020 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company’s decisions about the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not expect to need our revolving credit facility to meet these liquidity requirements.

RPC, INC. AND SUBSIDIARIES

The Company currently has a $100 million revolving credit facility that matures in October 2023, as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On September 25, 2020, the Company further amended the revolving credit facility. Among other matters, the amendment (1) reduced the maximum amount available for borrowing from $125 million to $100 million, (2) decreased the minimum tangible net worth covenant level from not less than $600 million to not less than $400 million, and (3) increased the margin spreads and commitment fees payable by 37.5 and 5 basis points, respectively, at each pricing level of the applicable rate without any changes to the leverage ratios used to calculate such spreads. As of September 30, 2020, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.8 million; therefore, a total of $80.2 million of the facility was available. The Company was in compliance with the credit facility financial covenants as of September 30, 2020. For additional information with respect to RPC’s facility, see Note 11 of the Notes to Consolidated Financial Statements included in this report.

Cash Requirements

The Company currently expects that capital expenditures will be approximately $60 to $70 million during 2020, of which $52.3 million has been spent as of September 30, 2020. We expect capital expenditures for the remainder of 2020 will be directed mostly towards capitalized maintenance of our existing equipment, as well as upgrades of selected pressure pumping equipment for dual-fuel capability. The actual amount of 2020 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable. There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the nine months ended September 30, 2020, the Company made a cash contribution of $4,450,000 to the plan and does not currently expect to make any additional contributions to the plan for the remainder of 2020.

As of September 30, 2020, the Company’s stock buyback program authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2019. No shares have been purchased on the open market during the nine months ended September 30, 2020, and 8,248,184 shares remain available to be repurchased under the current authorization. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On October 22, 2019, the Board of Directors voted to suspend RPC’s dividend to common stockholders. The Company expects to resume cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company has no timetable for the resumption of dividends.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. When oilfield activity began to increase in the third quarter of 2016, the Company experienced upward pressure on the price of labor due to the shortage of skilled employees as well as occasional increases in the prices of certain raw materials used in providing our services. Since 2018, however, prices for raw material comprising the Company’s single largest raw material purchase began to decline due to increased sources of supply of the material, particularly in geographic markets located close to the largest U.S. oil and gas basin. In addition, labor costs declined throughout 2019 and during 2020 due to declining oilfield activity.

RPC, INC. AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc., RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the nine months ended September 30, 2020, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $646,000 for the nine months ended September 30, 2020 compared to $656,000 for the comparable period in 2019.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $710,000 for the nine months ended September 30, 2020 and $1,068,000 for the nine months ended September 30, 2019.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. Gary W. Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $78,000 for the nine months ended September 30, 2020 and $86,000 for the nine months ended September 30, 2019.

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

RPC, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, our expectation that oilfield activity will remain at current levels during the near term; statements regarding our plans to continue to pursue international growth opportunities and our belief that international revenues will continue to be less than ten percent of our consolidated revenues in the future; our expected capital expenditure during 2020; our belief that U.S. oilfield well completion activity will remain weak during the near term; our belief that the change in the price of oil carries significantly negative implications for our near-term activity levels and financial results; our belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term and that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term; our belief that increased efficiency in services has caused the market for several oilfield competition services, including pressure pumping, to become oversupplied which carries negative consequences for pricing of our services, utilization of our equipment and our financial results during the near term; our belief that undertaking moderate fleet expansions in response to the near-term potential of lower activity levels and pricing will allow us to maintain a strong balance sheet while also positioning us for long-term growth and strong financial results in the future; our belief that the lower cost of certain raw materials and skilled labor may reduce the cost of our services; our belief that the reduced availability of capital to our customers will reduce the volume of future drilling and completion wells for the forseeable future; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our expectation to resume cash dividends, subject to the earnings and financial condition of the Company and other relevant factors; our expectations that prior to a default occurring under our credit facility, the Company expects to eliminate, replace, or renegotiate the terms of the existing facility; will not restrict our planned activities; our expectations that capital expenditures will be approximately $60 to $70 million in 2020 and remaining expenditures will be directed primarily towards capitalized maintenance of our existing equipment; our belief that the outcome of litigation will not have a material adverse effect upon our financial position or results of operations; and our beliefs and expectations regarding future demand for our products and services, and other events and conditions that may influence the oilfield services market and our performance in the future. The Company does not undertake to update its forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of September 30, 2020, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, September 30, 2020 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A. RISK FACTORS

See the Risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2019 and in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased by the Company and affiliated purchasers in the third quarter of 2020 are outlined below.

				Total Number	Maximum Number
				of Shares (or	(or Approximate
				Units)	Dollar Value) of
				Purchased as	Shares (or Units)
	Total Number of		Average Price	Part of Publicly	that May Yet Be
	Shares		Paid Per	Announced	Purchased Under
	(or Units)		Share	Plans or	the Plans or
Period	Purchased		(or Unit)	Programs (1)	Programs (1)
July 1, 2020 to July 31, 2020	811	(2)	$3.18	—	8,248,184
August 1, 2020 to August 31, 2020	754	(2)	3.02	—	8,248,184
September 1, 2020 to September 30, 2020	155	(2)	3.08	—	8,248,184
Totals	1,720		$3.10	—	8,248,184
(1)

The Company has a stock buyback program initially adopted in 1998 (and subsequently amended in 2013 and 2019) that authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2019. There were no shares purchased on the open market during 2020 and 8,248,184 remain available to be repurchased under the current authorization as of September 30, 2020. Currently the program does not have a predetermined expiration date.

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
10.1

Amendment No. 5 to Credit Agreement dated as of September 25, 2020 among RPC, Bank of America, N.A., certain other Lenders party thereto and the Subsidiary Loan Parties thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2020).

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

RPC, INC.

/s/ Richard A. Hubbell
Date: October 30, 2020	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: October 30, 2020	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)