Form 10-K
period 2020-12-31
RPC INC
filed 2021-02-26
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $176,775,762 based on the closing price on the New York Stock Exchange on June 30, 2020 of $3.08 per share.

RPC, Inc. had 215,823,799 shares of Common Stock outstanding as of February 19, 2021.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include without limitation statements regarding natural gas prices, production levels and drilling activities; our belief that oil-directed drilling will continue to represent the majority of the total drilling rig activity; our continued belief in the long-term stability for our business; our belief that unconventional wells will continue to comprise the majority of drilling activity; our expectation to continue to focus on the development of international business opportunities in current and other international markets; our expectations regarding acquisition targets in our industry; our belief that the ban on leasing permits in federal oil and gas drilling areas will reduce the demand for our services; the adequacy of our insurance coverage; the impact of lawsuits, legal proceedings and claims on our business and financial condition; our belief that industry factors will continue to depress natural gas directed drilling activity during the near-term; our belief that recent price increases have encouraged our customers to increase drilling and completion activities; our belief that U.S. oilfield activity will have a negative impact on RPC’s revenues and earnings during the near-term; our belief that oil-directed drilling will remain the majority of domestic drilling and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near-term; our belief that oilfield well completion activity will remain weak during the near-term; our expectations about contributions to the defined benefit pension plan in 2021; our ability to fund capital requirements in the future; the estimated amount of our capital expenditures and contractual obligations for future periods; our expectations to resume payments of cash dividends; our expectations regarding the costs of skilled labor and many of the raw materials used in providing our services; estimates made with respect to our critical accounting policies; the effect of new accounting standards; and the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition.

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

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets. RPC acts as a holding company for the following legal entity groupings: Cudd Energy Services, Cudd Pressure Control, Thru Tubing Solutions and Patterson Services. Selected overhead including centralized support services and regulatory compliance are classified as Corporate. RPC is further organized into Technical Services and Support Services which are its operating segments. As of December 31, 2020, RPC had approximately 2,000 employees.

Business Segments

RPC manages its business as either services offered on the well site with equipment and personnel (Technical Services) or services and equipment offered off the well site (Support Services). The businesses under Technical Services generate revenues based on equipment, personnel operating the equipment and the materials utilized to provide the service. They are all managed, analyzed and reported based on the similarities of the operational characteristics and costs associated with providing the service. The businesses under Support Services are primarily able to generate revenues through equipment or services offered off the well site. During 2020, less than five percent of RPC’s consolidated revenues were generated from offshore operations in the U.S. Gulf of Mexico. In 2020, we also estimate that 75 percent of our revenues were related to drilling and production activities for oil, while 25 percent of revenues were related to drilling and production activities for natural gas.

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

Support Services include all of the services that provide (i) equipment offered off the well site without RPC personnel and (ii) services that are provided in support of customer operations off the well site such as classroom and computer training, and other consulting services. The primary drivers of operational success for services and equipment provided off the well site without RPC personnel are offering safe, high quality and in-demand equipment appropriate for the well design characteristics. The drivers of operational success for the other Support Services relate to meeting customer needs off the well site and competitive marketing of such services. The equipment and services offered include rental tools, drill pipe and related tools, pipe handling, pipe inspection and storage services, and oilfield training and consulting services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico, mid-continent, Rocky Mountain and Appalachian regions and project work in selected international locations. Customers primarily include domestic operations of independent oil and gas producers and major multi-nationals and selected nationally owned oil companies.

A brief description of the primary services conducted within each of the operating segments follows:

Technical Services

Pressure Pumping. Pressure pumping services, which accounted for 37 percent of 2020 revenues, 42 percent of 2019 revenues and 55 percent of 2018 revenues are provided to customers throughout Texas, and the mid-continent and Rocky Mountain regions of the United States. We primarily provide these services to customers to enhance the initial production of hydrocarbons in formations that have low permeability. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in pressure pumping operations include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

Fracturing — Fracturing services are performed to stimulate production of oil and natural gas by increasing the permeability of a formation. Fracturing is particularly important in shale formations, which have low permeability, and unconventional completion, because the formation containing hydrocarbons is not concentrated in one area and requires multiple fracturing operations. The fracturing process consists of pumping fluid gel and sometimes nitrogen into a cased well at sufficient pressure to fracture the formation at desired locations and depths. Sand, ceramics, or synthetic materials, which are often coated with a material to increase their resistance to crushing, are pumped into the fracture. When the pressure is released at the surface, the fluid gel returns to the well surface, but the proppant remains in the fracture, thus keeping it open to allow oil and natural gas to flow through the fracture into the production tubing and ultimately to the well surface. In some cases, fracturing is performed in formations with a high amount of carbonate rock by an acid solution pumped under pressure without a proppant or with small amounts of proppant.

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

Downhole Tools. Thru Tubing Solutions (“TTS”) accounted for 34 percent of revenues in 2020, 34 percent of revenues in 2019 and 25 percent of 2018 revenues. TTS provides services and proprietary downhole motors, fishing tools and other specialized downhole tools and processes to operators and service companies in drilling and production operations, including casing perforation and bridge plug drilling at the completion stage of an oil or gas well. The services that TTS provides are especially suited for unconventional drilling and completion activities. TTS’ experience providing reliable tool services allows it to work in a pressurized environment with virtually any coiled tubing unit or snubbing unit.

Coiled Tubing. Coiled tubing services, which accounted for nine percent of revenues in 2020, seven percent of revenues in 2019 and six percent of revenues in 2018, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, costlier workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig. Coiled tubing units are also used to support completion activities in directional and horizontal wells. Such completion activities usually require multiple entrances in a wellbore to complete multiple fractures during a pressure pumping operation. A coiled tubing unit can accomplish this type of operation because its flexibility allows it to be steered in a direction other than vertical, which is necessary in this type of wellbore. At the same time, the strength of the coiled tubing string allows various types of tools or motors to be conveyed into the well effectively. The uses for coiled tubing in directional and horizontal wells have been enhanced by improved fabrication techniques and higher-diameter coiled tubing which allows coiled tubing units to be used effectively over greater distances, thus allowing them to function in more of the completion activities currently taking place in the U.S. domestic market. There are several manufacturers of flexible steel pipe used in coiled tubing, and the Company believes that its sources of supply are adequate.

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for one percent of revenues in 2020, one percent of revenues in 2019 and one percent of revenues in 2018, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure on the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing unit can perform many applications at a lower cost than other alternatives. Because the well being serviced by a hydraulic workover unit is often under pressure, which is hazardous by nature, the snubbing segment of the oil and gas services industry is limited to relatively few operators who have the experience and knowledge required to perform such services safely. Increasingly, snubbing units are used for unconventional completions at the outer reaches of long wellbores which cannot be serviced by coiled tubing because coiled tubing has a more limited range than drill pipe conveyed by a snubbing unit.

Nitrogen. Nitrogen accounted for five percent of revenues in 2020, four percent of revenues in 2019 and three percent of revenues in 2018. There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. Increasingly, it is used as a displacement medium to increase production in older wells in which production has depleted. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service. In addition, nitrogen can be complementary to our snubbing and coiled tubing services, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer's well.

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

Well Control. Cudd Pressure Control specializes in responding to and controlling oil and gas well emergencies, including blowouts and well fires, domestically and internationally. In connection with these services, Cudd Pressure Control, along with Patterson Services, has the capacity to supply the equipment, expertise and personnel necessary to restore affected oil and gas wells to production. During the past several years, the Company has responded to numerous well control situations in the domestic U.S. oilfield and in various international locations.

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

Support Services

Rental Tools. Rental tools accounted for four percent of revenues in 2020, four percent of revenues in 2019 and three percent of revenues in 2018. The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular assets with rental items instead of owning a complete set of assets. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in Texas, the Gulf of Mexico, mid-continent region, Appalachian region and the Rocky Mountains.

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

Refer to Note 15 in the consolidated financial statements for additional financial information on our business segments.

Industry

United States. RPC provides its services to its domestic customers through a network of facilities strategically located to serve oil and gas drilling and production activities of its customers in Texas, the mid-continent, the southwest, the Gulf of Mexico, the Rocky Mountains and the Appalachian regions. Demand for RPC’s services in the U.S. is extremely volatile and fluctuates with current and projected price levels of oil and natural gas and activity levels in the oil and gas industry. Customer activity levels are influenced by their decisions about capital investment toward the development and production of oil and gas reserves.

Due to aging oilfields and lower-cost sources of oil internationally, the drilling rig count in the U.S. has declined by approximately 95 percent from its peak in 1981. However, due to continuously enhanced rig and other technologies during the last decade, an increased number of wells have been drilled during periods of strong industry activity, and these wells are increasingly productive. For these reasons, the domestic production of both oil and natural gas rose to record levels in the fourth quarter of 2019. Oil and gas industry activity levels have historically been volatile, experiencing multiple cycles, including seven down cycle troughs between 1981 and 2020, with August 2020 marking the lowest U.S. domestic rig count in U.S. oilfield history. Between August 2020 and early in the first quarter of 2021, the U.S. domestic rig count rose by approximately 63 percent.

Since the majority of RPC’s services are utilized at the completion stage of an oil or gas well’s life cycle, the Company closely monitors well completions in the U.S. domestic oilfield. As recently reported by the U.S. Energy Information Administration, annual well completions fell from a cyclical peak of 21,382 in 2014 to 8,135 in 2016. Between 2016 and 2019, annual well completions increased by 6,227 or 76.6 percent. During the oilfield downturn that occurred in 2020, only 7,394 wells were completed, the lowest number of annual well completions recorded during the seven years that these data have been reported.

Historical fluctuations in domestic drilling and completions activity are consistent with the prices of oil and natural gas, global supply and demand for oil and natural gas, the domestic supply of natural gas, capital availability to fund the operations of exploration and production companies, projected near-term economic growth and fluctuations in the value of the U.S. dollar on world currency markets. Following the most recent cyclical peak in the fourth quarter of 2018, the price of oil fell by approximately 25 percent by the first quarter of 2020. During 2020, the historic collapse in oil prices discouraged drilling and production activity as our customers faced a potential collapse in global oil demand. Fluctuations in the prices of these commodities, particularly the price of oil, significantly impact RPC’s financial results.

The average price of natural gas decreased by approximately 20.9 percent during 2020 as compared with 2019. Early in the first quarter of 2021, the price of natural gas was approximately 8.9 percent higher than the price at the end of 2020. RPC does not believe that the current price of natural gas is sufficient to encourage increasing levels of natural gas-directed drilling, and we note that many oil-directed wells produce a great deal of natural gas and natural gas liquids as well. In addition to oil and natural gas, the prices of various natural gas liquids also determine our customers’ activity levels, since it is produced in many of the shale resource plays which also produce oil, and production of various natural gas liquids has increased to a level comparable to that of natural gas. During 2020 the average price of benchmark natural gas liquids decreased by approximately 14.4 percent compared with 2019. Early in the first quarter of 2021, however, the price of natural gas liquids increased by approximately 85.5 percent compared to the average price in 2020.

From 2001 to 2009, gas drilling rigs represented over 80 percent of the drilling rig count. In 2010, the percentage of drilling rigs drilling for natural gas began to decline, and since that time has consistently comprised less than 50 percent of total U.S. drilling. Although U.S. domestic demand for natural gas has increased, and U.S. exports of liquified natural gas have become a source of demand for U.S. natural gas, while the price of natural gas generally has fallen in recent years. Unlike oil demand, which is impacted by numerous global factors, the demand for natural gas is determined by U.S. domestic and export demand. We anticipate that oil-directed drilling will continue to represent the majority of the total drilling rig count for the foreseeable future. We continue to believe in the long-term importance of our business due to continued worldwide demand for hydrocarbons generally and the high production of oil in the domestic U.S. market.

Unconventional wells are drilled in a direction other than a straight vertical direction from the Earth’s surface. Because they are drilled through relatively impermeable formations such as shale, they require additional stimulation when they are completed. Also, many of these formations require high pumping rates of stimulation fluids under high pressures, which can only be accomplished by using a great deal of pressure pumping horsepower to complete the well. Furthermore, since these types of wells are not drilled in a straight vertical direction, they require tools and drilling mechanisms that are flexible, rather than rigid, and can be steered once they are downhole. For these reasons, unconventional wells require more of RPC’s services than conventional wells. Specifically, these types of wells require RPC’s pressure pumping and coiled tubing services, as well as our downhole tools and services. Since 2016, unconventional oil and gas wells have comprised greater than 80 percent of U.S. domestic drilling and RPC believes that they will continue to comprise the majority of drilling activity because of their high initial production rates. The advent of unconventional drilling in the U.S. domestic market, which RPC believes to be a permanent change, continues to have a positive impact on the demand for RPC’s services.

International. RPC has historically operated in several countries outside of the United States, and international revenues accounted for six percent of RPC’s consolidated revenues in 2020, five percent in 2019 and five percent in 2018. RPC’s allocation of growth capital over the last several years have emphasized domestic rather than international expansion because of higher domestic activity levels and expected financial returns. International revenues decreased 44.5 percent in 2020 compared to the prior year primarily due to lower customer activity levels in Argentina, and Canada, partially offset by higher activity in Algeria. During 2020, RPC provided downhole motors and tools in Argentina, Canada, Mexico and Saudi Arabia. We continue to focus on the selected development of international opportunities in these and other markets, although we believe that it will continue to be less than ten percent of total revenues in 2021.

RPC provides services to its international customers through branch locations or wholly owned foreign subsidiaries. The international market is prone to political uncertainties, including the risk of civil unrest and conflicts. However, due to the significant investment requirement and complexity of international projects, customers’ drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing, and therefore have the potential to be more stable than most U.S. domestic operations. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent oil and gas producer in the U.S. Predicting the timing and duration of contract work is not possible. Refer to Note 15 in the consolidated financial statements for further information on our international operations.

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

RPC seeks to expand its service capabilities through a combination of internal growth, acquisitions, joint ventures and strategic alliances. Historically, we have found that we generate higher financial returns from organic growth with our services and geographical locations in which we have experience. Because of the fragmented nature of the oil and gas services industry, RPC believes a number of acquisition opportunities exist, and we frequently consider such opportunities. We have consummated relatively few acquisitions in recent years, however, due to high seller valuation expectations and the risk of integrating acquired businesses into our existing operations. We will continue to consider the acquisitions of existing businesses but will also continue to maintain a conservative capital structure, which may limit our ability to consummate large transactions.

RPC has a revolving credit facility which can be used to fund working capital and other capital requirements. The borrowing base for this credit facility is $100 million, including a $35 million letter of credit sublimit, and a $35 million swingline sublimit. There was no outstanding balance on this credit facility as of December 31, 2020. Our capital structure is more conservative than that of many of our peers.

Customers

Demand for RPC’s services and equipment depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies. During 2020, RPC provided oilfield services to several hundred customers. Of these customers, there was no customer in 2020 or 2019 that accounted for 10 percent or more of revenues.

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

Competition

RPC operates in highly competitive areas of the oilfield services industry. We sell our equipment and services in highly competitive markets, and the revenues and earnings generated are affected by changes in prices for our services, fluctuations in the level of customer activity in major markets, general economic conditions and governmental regulation. RPC competes with many large and small oilfield industry competitors, including the largest integrated oilfield services companies. During the oilfield downturn of 2015 and 2016, a number of smaller oilfield services companies as well as several of our publicly traded peers reduced the scope of their operations or became insolvent. During 2017, however, an improving industry environment and the positive outlook on the industry from the financial markets facilitated the formation of new companies and allowed existing companies to expand their operations. Pricing for our services improved significantly during 2017 but declined during the fourth quarter of 2017 and throughout the following years before achieving some level of stability early in 2021. RPC believes that expanded service capacity during the three years prior to 2020 increased competitive pressures and caused labor price increases because these companies hired experienced personnel from more established companies such as RPC. During this period, improving completion services efficiency also served to increase effective capacity and impose another catalyst for declining pricing. As in the oilfield downturn of 2015 and 2016, several oilfield services companies became insolvent or sought bankruptcy protection during 2020 as the impact of the COVID-19 pandemic drove oilfield activity to historically low levels. RPC believes that the principal competitive factors in the market areas that it serves are product availability and quality of our equipment and raw materials used to provide our services, service quality, reputation for safety and technical proficiency, and price.

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

Human Capital

The table below shows the number of employees at December 31, 2020 and 2019:

At December 31,	2020	2019
Employees	2,005	2,656

The Company operates in a cyclical business where financial performance and headcount is influenced by, among other things, changes in oil and natural gas prices. The Company’s key human capital management objectives are focused on fostering talent in the following areas:

Diversity and Equality - The Company’s workforce reflects the diversity of the communities in which it operates. Our dedicated team of employees works towards a common purpose. Our Company is strong in its values, relationships and consistency in management. We have long been dedicated to recruiting and hiring recently discharged military personnel, and dedicated resources undertake this recruiting effort at our company. The Company received the U.S. Department of Labor's "2019 Hire Vets Medallion Award" in recognition of this effort and its success. The Board of Directors has a diversity committee that monitors compliance with applicable non-discrimination laws related to race, gender and other protected classes. The Committee provides a report of such incidences to the Board on an annual basis.

Development and Training - The Company’s management team and all its employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. We have implemented and maintained a corporate compliance program to provide guidance for everyone associated with the Company, including its employees, officers and directors (the "Code"). Annual review of the Code is required which prohibits unlawful or unethical activity, including discrimination, and directs our employees, officers, and directors to avoid actions that, even if not unlawful or unethical, might create an appearance of illegality or impropriety. In addition, the Company provides annual training for preventing, identifying, reporting and ending any type of unlawful discrimination. The Company also provides a wide variety of opportunities for professional growth for all employees with in-classroom and online training, on-the-job experience, education tuition assistance and counseling.

Compensation and Benefits - The Company focuses on attracting and retaining employees by providing compensation and benefit packages that are competitive in the market, taking into account the location and responsibilities of the job. We provide competitive financial benefits such as a 401(k) retirement plan with a company match, and generally grant awards of restricted stock for certain of our salaried employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs that support their physical and mental health by providing tools and resources to help them improve or maintain their health status.

RPC has always believed in the long-term value of education, and has demonstrated this belief through a college scholarship program for the children of employees. This program, which awards four-year college scholarships based on merit, parents' tenure, and need has invested more than $1 million to support hundreds of children of employees as they earn college degrees. A number of these college graduates have come to work for RPC and have followed their parents to become valuable employees.

RPC and its subsidiaries have regularly participated in efforts to support the communities in which we live. We have participated in the United Way Campaign in the city in which our corporate headquarters is located for more than 30 years. In addition, we have sponsored several emergency relief efforts following natural disasters, such as hurricanes and tornados, in communities in which our field offices are located.

Safety - The Company adheres to a comprehensive safety program to promote a safe working environment for its employees, contractors and customers at its operational locations and active job sites. This program complies with applicable regulatory guidelines for oilfield operations and is enhanced by our analysis of workplace-related incidents and evolving preventative measures. We monitor our workplace safety record and compare it to industry benchmarks and our internal metrics to find areas for improvement. In addition, a component of our field employee compensation plans is based on safety measures.

RPC is making technology and process investments which reduce the number of employees on a job location and change the roles of the remaining employees in ways that reduce their exposure to safety hazards. We believe that this reduced exposure to active areas of a job location has led to fewer safety incidents in a service line which has a high concentration of employees.

In response to the COVID-19 pandemic, we implemented a response plan that we believe was in the best interest of our employees and the communities in which we operate. This included transitioning our workforce to a remote work model where possible, while implementing additional safety measures for essential employees continuing critical on-site work.

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

RPC owns and leases regional and district facilities from which its oilfield services are provided to land-based and offshore customers. RPC’s principal executive offices in Atlanta, Georgia are leased. The Company has four primary administrative buildings, two leased facilities in The Woodlands, Texas, and Midland, Texas that include the Company’s operations, engineering, sales and marketing headquarters, and two owned facilities, one in Houma, Louisiana that includes certain administrative functions and one in Oklahoma City, Oklahoma that includes operations, sales and equipment storage yards. RPC believes that its facilities are adequate for its current operations. For additional information with respect to RPC’s lease commitments, see Note 16 of the consolidated Financial Statements.

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

Risks Related to our Business.

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

The price of oil, a world-wide commodity, is affected by, among other things, the potential of armed conflict in politically unstable areas such as the Middle East as well as the actions of OPEC, an oil cartel which controls approximately 39 percent of global oil production. OPEC’s actions have historically been unpredictable and can contribute to the volatility of the price of oil on the world market.

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

At times our business has had a concentration of one or more major customers. There was no customer that accounted for 10 percent or more of the Company’s revenues in 2020, 2019 or 2018. In addition, there was no customer as of December 31, 2020 or 2019 that accounted for 10 percent or more of accounts receivable. The reliance on a large customer for a significant portion of our total revenues exposes us to the risk that the loss or reduction in revenues from this customer, which could occur unexpectedly, could have a material and disproportionate adverse impact upon our revenues and operating results.

Our concentration of customers in one industry and periodic downturns may impact our overall exposure to credit risk and cause us to experience increased credit loss allowance for accounts receivable.

Substantially all of our customers operate in the energy industry. This concentration of customers in one industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. The periodic downturns that our industry experiences may adversely affect our customers' operations which could cause us to experience increased credit losses for accounts receivable.

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

Our business requires a great deal of capital to maintain our equipment and increase our fleet of equipment to expand our operations, and we have access to our credit facility to fund our necessary working capital and other capital requirements. Our credit facility, as amended September 25, 2020, provides a borrowing base of $100 million less the amount of any outstanding letters of credit, and bears interest at a floating rate, which exposes us to market risks as interest rates rise. If our existing capital resources become unavailable, inadequate or unfavorable for purposes of funding our capital requirements, we would need to raise additional funds through alternative debt or equity financings to maintain our equipment and continue our growth. Such additional financing sources may not be available when we need them, or may not be available on favorable terms. If we fund our growth through the issuance of public equity, the holdings of stockholders will be diluted. If capital generated either by cash provided by operating activities or outside financing is not available or sufficient for our needs, we may be unable to maintain our equipment, expand our fleet of equipment, or take advantage of other potentially profitable business opportunities, which could reduce our future revenues and profits.

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

Our financial results could continue to be negatively impacted by the COVID-19 pandemic.

The oil and gas industry experienced an unprecedented disruption during 2020 due to the substantial decline in global oil demand caused partly by the COVID-19 pandemic that has continued throughout 2020 and through the first quarter of 2021. The pandemic has significantly impacted global economic conditions and created unprecedented uncertainties. In response to this downturn, we have reduced our workforce, instituted compensation adjustments, and reduced our expense structure and capital expenditures. We will continue to adjust our cost structure in accordance with our assessment of the operating environment, however a continued

economic slowdown caused by the COVID-19 pandemic would have an adverse effect on our financial results by continuing to depress global oil demand.

Risk Management Risks.

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

RPC’s pressure pumping services are the subject of continuing federal, state and local regulatory oversight. This scrutiny is prompted in part by public concern regarding the potential impact on drinking and ground water and other environmental issues arising from the growing use of hydraulic fracturing. Among these regulatory entities is the White House Council on Environmental Quality, which coordinated a review of hydraulic fracturing practices. In addition, a committee of the United States House of Representatives investigated hydraulic fracturing practices and publicized information regarding the materials used in hydraulic fracturing. The U.S. Environmental Protection Agency (EPA) also conducted a study of the environmental impact of hydraulic fracturing practices, and in 2015, issued a report which concluded that hydraulic fracturing had not caused a measurable impact on drinking water sources in the U.S. This and similar conclusions from similar investigations carry positive implications for our industry. In spite of these favorable empirical data, however, the current administration has announced a one year suspension of new oil and gas leasing permits on federal oil and gas drilling areas, which at the present time represent less than 20 percent of U.S. drilling and completion activities. We believe this ban or similar legislation, if passed, will reduce the demand for RPC’s hydraulic fracturing services, as well as the other services within RPC’s Technical Segment.

General Risks.

Our common stock price has been volatile.

Historically, the market price of common stock of companies engaged in the oil and gas services industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past.

Risks Related to our Capital and Ownership Structure.

Our management has a substantial ownership interest, and public stockholders may have no effective voice in the management of the Company.

The Company has elected the “Controlled Corporation” exemption under Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual. The Company is a “Controlled Corporation” because a group that includes the Company’s Chairman of the Board, Gary W. Rollins, who is also a director of the Company, and certain companies under his control, controls in excess of fifty percent of the Company’s voting power. As a “Controlled Corporation,” the Company need not comply with certain NYSE rules including those requiring a majority of independent directors.

RPC’s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, 69 percent of RPC’s outstanding shares of common stock. As a result, these stockholders effectively control the operations of RPC, including the election of directors and approval of significant corporate transactions such as acquisitions and other matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over the Company at a premium.

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

Risks Related to Digital operations, Cybersecurity and Business Disruption.

Our operations rely on digital systems and processes that are subject to cyber-attacks or other threats that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Our operations are dependent on digital technologies and services. We use these technologies and services for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Digital technologies are subject to the risk of cyber-attacks, both from internal and external threats. Internal threats in cybersecurity are caused by the misuse of access to networks and assets by individuals within the Company by maliciously or negligently disclosing, modifying or deleting sensitive information. Individuals within the Company include current employees, contractors and partners. External threats in cybersecurity are caused by unauthorized parties attempting to gain access to our networks and assets by exploiting security vulnerabilities or through the introduction of malicious code, such as viruses, worms, Trojan horses and ransomware. In response to the risk of cyber-attacks, we regularly review and update processes to prevent unauthorized access to our networks and assets and misuse of data. We provide regular security awareness training for all employees, simulate phishing assessments and closely manage the accounts and privileges of all employees and contractors. We also maintain an up-to-date incident response plan to quickly address cybersecurity incidents.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

RPC owns or leases approximately 100 offices and operating facilities. The Company leases approximately 21,200 square feet of office space in Atlanta, Georgia that serves as its headquarters, a portion of which is allocated and charged to Marine Products Corporation. See “Related Party Transactions” contained in Item 7. As of December 31, 2020, the lease agreement on the headquarters is effective through May 2031. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities used in our operations are as follows:

Owned Locations
Broussard, Louisiana — Operations, sales and equipment storage yards
Elk City, Oklahoma — Operations, sales and equipment storage yards
Houma, Louisiana — Administrative office
Houston, Texas — Pipe storage terminal and inspection sheds
Odessa, Texas — Pumping services facility
Rock Springs, Wyoming — Operations, sales and equipment storage yards
Vernal, Utah — Operations, sales and equipment storage yards
Newcastle, Oklahoma — Administrative office

Leased Locations
Midland, Texas — Operations, sales and equipment storage yards
Seminole, Oklahoma — Pumping services facility
The Woodlands, Texas — Operations, sales and administrative office
Odessa, Texas — Pumping services facility

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

Name and Office with Registrant	Age	Date First Elected to Present Office

Richard A. Hubbell (1)	76	4/22/03

President and Chief Executive Officer

Ben M. Palmer (2)	60	7/8/96

Vice President, Chief Financial Officer and Corporate Secretary

(1)	Richard A. Hubbell has been the President of RPC since 1987 and Chief Executive Officer since 2003. He has also been the President and Chief Executive Officer of Marine Products Corporation since it was spun off from RPC in 2001. Mr. Hubbell serves on the Board of Directors of both of these companies.

(2)	Ben M. Palmer has been the Vice President and Chief Financial Officer of RPC since 1996. He has also been the Vice President and Chief Financial Officer of Marine Products Corporation since it was spun off from RPC in 2001. He assumed the responsibilities as Corporate Secretary of RPC and Marine Products Corporation in July 2017.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES. As of February 19, 2021 there were 215,823,799, shares of common stock outstanding and approximately 14,400 beneficial holders of our common stock.

Issuer Purchases of Equity Securities

Shares repurchased by the Company and affiliated purchases in the fourth quarter of 2020 are outlined below.

				Total Number of	Maximum Number (or
				Shares (or Units)	Approximate Dollar
	Total Number of			Purchased as Part	Value) of Shares (or
	Shares		Average Price	of Publicly	Units) that May Yet Be
	(or Units)		Paid Per Share	Announced Plans	Purchased Under the
Period	Purchased		(or Unit)	or Programs	Plans or Programs (1)

October 1, 2020 to October 31, 2020	2,984	(2)	$2.71	—	8,248,184

November 1, 2020 to November 30, 2020	3,818	(2)	2.41	—	8,248,184

December 1, 2020 to December 31, 2020	1,805	(2)	3.09	—	8,248,184
Totals	8,607		$2.66	—	8,248,184

(1)	The Company has a stock buyback program initially adopted in 1998 and subsequently amended in 2013 and 2019 that authorizes the repurchase of up to 41,578,125 shares. On February 12, 2018, the Board of Directors increased the number of shares authorized for repurchase by 10,000,000 shares. There were no shares repurchased as part of this program during the fourth quarter of 2020. As of December 31, 2020, there are 8,248,184 shares available to be repurchased under the current authorization. Currently the program does not have a predetermined expiration date.
(2)	Shares purchased by the Company in addition to those purchased as part of publicly announced plans or programs, represent shares repurchased in connection with taxes related to the vesting of certain employees’ restricted shares.

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

The Company was a component of the Russell 2000 during 2020. The Russell 2000 is a stock index measuring the performance of the small-cap segment of the US equity universe. The components of the index had a weighted average market capitalization in 2020 of $3.8 billion, and a median market capitalization of $922 million. The Russell 2000 was chosen because it represents companies with comparable market capitalizations to the Company, and because the Company is a component of the index. The OSX is a stock index of 15 companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services. The Company is not a component of the OSX, but this index was chosen because it represents a large group of companies that provide the same or similar equipment and services as the Company. The companies included in the Peer Group are Weatherford International, Inc., Superior Energy Services, Inc., Patterson-UTI Energy, Inc., and Halliburton Company. The companies included in the Peer Group have been weighted according to each respective issuer's stock market capitalization at the beginning of each year.

COMPARISONOF FIVE-YEAR CUMULATIVE TOTAL RETURN *
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
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

Statements of Operations Data:

Years Ended December 31,	2020	2019	2018	2017	2016

	(in thousands, except employee and per share amounts)
Revenues	$598,302	$1,222,409	$1,721,005	$1,595,227	$728,974
Cost of revenues	480,739	919,595	1,183,048	1,050,809	607,888
Selling, general and administrative expenses	123,698	168,127	168,151	159,194	150,690
Impairment and other charges	217,493	82,273	-	-	-
Depreciation and amortization	95,530	170,409	163,120	163,537	217,258
Gain on disposition of assets, net	(9,523)	(3,707)	(3,344)	(4,530)	(7,920)
Operating (loss) profit	(309,635)	(114,288)	210,030	226,217	(238,942)
Interest expense	(373)	(334)	(489)	(426)	(681)
Interest income	496	1,906	2,426	1,494	467
Other income (expense), net	81	(385)	9,313	5,531	(204)
(Loss) income before income taxes	(309,431)	(113,101)	221,280	232,816	(239,360)
Income tax (benefit) provision (1)	(97,239)	(25,990)	45,878	70,305	(98,114)
Net (loss) income (1)	$(212,192)	$(87,111)	$175,402	$162,511	$(141,246)
(Loss) earnings per share: (1)
Basic	$(1.00)	$(0.41)	$0.82	$0.75	$(0.66)
Diluted	$(1.00)	$(0.41)	$0.82	$0.75	$(0.66)
Dividends paid per share	—	$0.15	$0.47	$0.20	$0.05
Other Data:
Operating (loss) profit margin percent	(51.8)%	(9.3)%	12.2%	14.2%	(32.8)%
Net cash provided by operating activities	$77,958	$209,141	$389,009	$133,704	$101,704
Net cash used for investing activities	(42,659)	(235,788)	(219,727)	(104,386)	(21,339)
Net cash used for financing activities	(826)	(39,592)	(144,070)	(70,103)	(13,726)
Capital expenditures	$65,065	$250,629	$242,610	$117,509	$33,938
Employees at end of period	2,005	2,700	3,600	3,500	2,500

Balance Sheet Data at Year End:
Accounts receivable, net	$161,771	$242,574	$323,533	$377,853	$169,166
Working capital	348,794	335,456	475,701	494,775	377,589
Property, plant and equipment, net	264,411	516,727	517,982	443,928	497,986
Total assets	790,505	1,053,218	1,199,580	1,147,224	1,035,452
Long-term debt	—	—	—	—	—
Total stockholders’ equity	$631,567	$830,333	$950,419	$911,697	$806,799

(1)	The indicated data for 2017 includes the impact of a net discrete tax benefit of $19.3 million, or $0.09 per share, recorded as a result of the Tax Cuts and Jobs Act enacted during the fourth quarter of 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with “Selected Financial Data” and the consolidated financial statements included elsewhere in this document. See also “Forward-Looking Statements” on page 2. Discussions of year-to-year comparisons of 2019 and 2018 and 2018 items that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual report on Form 10-K for the year ended December 31, 2019, which Item is incorporated herein by reference.

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

Our key business and financial strategies are:

-	To focus our management resources on and invest our capital in equipment and geographic markets that we believe will earn high returns on capital.
-	To maintain a flexible cost structure that can respond quickly to volatile industry conditions and business activity levels.
-	To maintain capital strength sufficient to allow us to remain a going concern and maintain our operational strength during protracted industry downturns.
-	To maintain an efficient, low-cost capital structure which includes an appropriate use of debt financing.
-	To optimize asset utilization with the goal of increasing revenues and generating leverage of direct and overhead costs, balanced against increasingly high maintenance requirements and low financial returns experienced during times of low customer pricing for our services.
-	To deliver product and services to our customers safely.
-	To secure adequate sources of supplies of raw materials used in our operations.
-	To maintain and selectively increase market share.
-	To maximize stockholder return by optimizing the balance between cash invested in the Company's productive assets, the payment of dividends to stockholders, and the repurchase of our common stock on the open market.
-	To align the interests of our management and stockholders.

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

The oil and gas industry experienced an unprecedented disruption during 2020 due to the substantial decline in global demand for oil caused by the combined impact of the OPEC disputes and COVID-19 pandemic that has continued throughout 2020. The pandemic has significantly impacted the economic conditions in the United States, as federal, state and local governments have reacted to the public health crisis, creating significant uncertainties in the United States, as well as the global economy. RPC continued our regular operations during the period since we function as an essential infrastructure business in the energy sector under guidance issued by the Department of Homeland Security. However, in response to the pandemic, RPC instituted strict procedures to assess employee health and safety while in our facilities or on operational locations.

Current industry conditions are characterized by oil prices which fell from a cyclical peak of $75 per barrel in the fourth quarter of 2018 to less than $20 per barrel in the second quarter of 2020. In response to this significant decrease in the price of oil, the drilling rig count fell from 1,083 in the fourth quarter of 2018 to 244 in the third quarter of 2020. Also, monthly U.S. well completions fell from a cyclical peak of 1,371 in the second quarter of 2018 to 292 in the second quarter of 2020. Early in the first quarter of 2021, the price of oil had recovered to approximately $56 per barrel, and both the drilling rig count and well completions had increased as well. One catalyst for the decrease in the price of oil during 2020 relates to the significant decrease in global oil demand resulting from the COVID-19 pandemic. In late 2019, the global oil supply and demand were in equilibrium. By the second quarter of 2020, however, global oil demand had fallen by approximately 16 percent, while supply had only fallen by approximately nine percent. The tremendous decline in oil prices, drilling and well completions during 2020 resulted from this sudden and unpredicted decrease in demand.

RPC believes that oil production in the United States has also become an increasingly important determinant of global oil prices, because the United States has grown to be the world’s largest producer of oil and is more flexible in its ability to increase or decrease drilling and production activities rapidly than the state-owned oil companies which comprise OPEC membership. During the past several years, improving drilling and completion activity have caused U.S. domestic oil production to continue to rise to a record production level in December 2019. Since that time, U.S. oil production has declined due to lower drilling and completion activity, but it remains historically high, and as of the most recent monthly reported statistics, was 30 percent higher than the cyclical low production recorded during the third quarter of 2016. We believe that continued high U.S. oil production is a catalyst for lower oil prices during the near term. Customer activities directed towards natural gas drilling and production have been weak for several years because of the high production of shale-directed natural gas wells, the high amount of natural gas production associated with oil-directed shale wells in the U.S. domestic market, and relatively constant consumption of natural gas in the United States. One of these factors has been mitigated by the decline in oil-directed drilling. In addition, weather in the United States during the first quarter of 2021 is colder than during the comparable period in 2020. As a result, the price of natural gas has recovered from a low of $1.63 per Mcf during the second quarter of 2020 to $2.96 per Mcf early in the first quarter of 2021. While current natural gas prices are higher than at the recent cyclical trough, we believe that they are still too low to encourage our customers to conduct increased levels of exploration and production activities directed exclusively towards natural gas.

In 2020, the Company’s strategy of utilizing equipment in unconventional basins has continued. During 2020, we made capital expenditures totaling $65.1 million, a decrease of $185.6 compared to the prior year. Capital expenditures during 2020 were primarily for new revenue-producing equipment and capitalized maintenance of our existing equipment, as well as upgrades of selected pressure pumping equipment for dual-fuel capability.

Revenues during 2020 totaled $598.3 million, a decrease of 51.1 percent compared to 2019 primarily as a result of lower activity levels and lower pricing for most of our service lines caused by a steep decline in oil and gas prices due to COVID-19. Cost of revenues decreased $438.9 million in 2020 compared to the prior year primarily due to lower materials and supplies expenses and employment costs consistent with lower activity levels and as a result of RPC’s expense reduction initiatives. As a percentage of revenues, cost of revenues increased to 80.4 percent in 2020 compared to 75.2 percent in 2019.

Selling, general and administrative expenses as a percentage of revenues increased to 20.7 percent in 2020 compared to 13.8 percent in 2019, primarily due to lower revenues, partially offset by personnel headcount decreases and other reductions.

Impairment and other charges were $217.5 million in 2020. These charges were comprised primarily of the total amount by which several of our asset groups’ carrying amounts exceeded their fair value partly due to the pandemic related demand reductions, a non-cash pension settlement loss, costs to finalize the disposal of our former sand facility and employee severance costs.

Loss before income taxes was $309.4 million for 2020 compared to loss before income taxes of $113.1 million in 2019. Net loss for 2020 was $212.2 million, or $1.00 loss per share compared to net loss of $87.1 million, or $0.41 loss per share in 2019.

Cash flows from operating activities decreased to $78.0 million in 2020 compared to $209.1 million in 2019 primarily due to lower earnings, partially offset by favorable changes in working capital. As of December 31, 2020, there were no outstanding borrowings under our credit facility.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,083 during the fourth quarter of 2018. Between the fourth quarter of 2018 and the third quarter of 2020, the drilling rig count fell by 77 percent. During the third quarter of 2020, the U.S. domestic drilling rig count reached the lowest level recorded up to that time. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets resulting from the decline in global oil demand associated with the COVID-19 pandemic which began in the first quarter of 2020. RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions during 2018 increased by approximately 25 percent compared to 2017, and by approximately five percent in 2019 compared to 2018. Well completions in 2020 decreased by approximately 49 percent compared to 2019. Although the price of oil and well completions increased in the fourth quarter of 2020, we believe that U.S. oilfield well completion activity will remain weak during the near term because of continued low oil prices and projections of depressed industry activity.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. Following the trough of the most recent oilfield downturn in the second quarter of 2020, the price of oil has risen by more than 100 percent early in the first quarter of 2021 compared to the average price of oil in the second quarter of 2020. The price of natural gas has risen by approximately 94 percent during the same time period, due to steady demand for natural gas and normal seasonal demand in the first quarter of 2021. Following a low price of $0.23 per gallon in the first quarter of 2020, the price of benchmark natural gas liquids has risen to $0.87 per gallon early in the first quarter of 2021, an increase of almost 300 percent. The price increases in these commodities during the past three quarters are encouraging, and RPC believes that they have encouraged our customers to increase drilling and completion activities. We remain cautious, however, because we do not believe that current commodity prices are sufficiently high to encourage our customers to increase their drilling and production activities to previous cyclical peak levels.

The majority of the U.S. domestic rig count remains directed towards oil. Early in the first quarter of 2021, approximately 77 percent of the U.S. domestic rig count was directed towards oil, a decrease compared with approximately 85 percent during the same period in the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.

We continue to monitor the market for our services and the competitive environment. An increasingly important factor impacting the demand for our services is the growing efficiency with which oilfield completion crews are providing services. We began to observe this in 2018, and we believe that this higher efficiency has contributed to the oversupplied nature of our market. In addition, the U.S. domestic rig count began to decline during the first quarter of 2019, and by the beginning of the second quarter of 2020 had fallen to the lowest level ever recorded. Combined with the long-term trend of increased efficiency, the U.S. domestic rig count decline has caused significant decreases in activity levels and pricing for our services.

RPC expanded its fleet of revenue-producing equipment in 2019, while also retiring older equipment which could no longer function effectively in service-intensive operating environments. We continue to upgrade our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection. However, we do not plan meaningfully to increase our fleet capacity either through purchases of new equipment or bringing idled equipment into service until the projected financial returns for such an investment are justified. Our consistent response to the near-term potential of lower activity levels and pricing has been to undertake moderate fleet expansions which we believe will allow us to maintain a strong balance sheet, while also positioning RPC for long-term growth and strong financial returns.

In connection with the preparation of our financial statements for the quarter ended March 31, 2020, the Company recorded long-lived asset impairment and other charges of $205.5 million. See Note 3 of the consolidated financial statements for a discussion of the changes in our industry resulting in these charges. In addition, we are aware that our customers have been forced to conduct their operations with little or no access to outside capital for the first time in many years, and we anticipate that this aspect of exploration and production financing will remain in place for the foreseeable future, thereby impacting the volume of future drilling and completion of new wells.

Results of Operations

Years Ended December 31,	2020	2019	2018
(in thousands except per share amounts and industry data)

Consolidated revenues	$598,302	$1,222,409	$1,721,005
Revenues by business segment:
Technical	$556,488	$1,145,554	$1,647,213
Support	$41,814	$76,855	73,792

Consolidated operating (loss) profit	$(309,635)	$(114,288)	$210,030
Operating (loss) profit by business segment:
Technical	$(82,525)	$(32,993)	$216,703
Support	(6,714)	10,016	4,612
Corporate expenses	(12,426)	(12,745)	(14,629)
Impairment and other charges (1)(2)	(217,493)	(82,273)	-
Gain on disposition of assets, net	$9,523	$3,707	$3,344

Net (loss) income	$(212,192)	$(87,111)	$175,402
(Loss) Earnings per share — diluted	$(1.00)	$(0.41)	$0.82
Percentage of cost of revenues to revenues	80%	75%	69%
Percentage of selling, general and administrative expenses to revenues	21%	14%	10%
Percentage of depreciation and amortization expenses to revenues	16%	14%	10%
Effective income tax rate	31.4%	23.0%	20.7%
Average U.S. domestic rig count	436	943	1,032
Average natural gas price (per thousand cubic feet (mcf))	$2.03	$2.57	$3.18
Average oil price (per barrel)	$39.50	$56.90	$65.02

(1)	Amount in 2020 represents $212,292 related to technical services, $4,660 related to pension settlement loss and the remainder related to corporate expenses.
(2)	Amount in 2019 represents $80,263 related to technical services and $2,010 related to corporate expenses.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues. Revenues in 2020 decreased $624.1 million or 51.1 percent compared to 2019 primarily due to the substantial decline in global demand for oil caused by the combined impact of the OPEC disputes and COVID-19 pandemic. The Technical Services segment revenues in 2020 decreased $589.1 million or 51.4 percent compared to the prior year. The decrease is due primarily to lower activity levels and lower pricing within most of our service lines as compared to the prior year. The Support Services segment revenues in 2020 decreased $35.0 million or 45.6 percent compared to 2019 due primarily to lower activity levels and pricing in the rental tools service line, which is the largest service line within this segment. Technical Services reported an operating loss of $82.5 million during 2020 compared to a loss of $33.0 million in the prior year, while Support Services reported an operating loss of $6.7 million in 2020 compared to income of $10.0 million in the prior year. The average price of oil decreased 30.6 percent and the average price of natural gas decreased 20.9 percent during 2020 compared to the prior year. The average domestic rig count during 2020 was 53.8 percent lower than 2019. International revenues, which decreased from $64.6 million in 2019 to $35.9 million in 2020, were six percent of consolidated revenues in 2020 compared to five percent 2019. International revenues decreased in 2020 primarily due to lower customer activity levels in Argentina, and Canada, partially offset by higher activity in Algeria compared to the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of revenues. Cost of revenues in 2020 was $480.7 million compared to $919.6 million in 2019, a decrease of 47.7 percent primarily due to lower materials and supplies expenses and employment costs consistent with lower activity levels and as a result of RPC’s personnel headcount decreases and other expense reduction initiatives. As a percentage of revenues, cost of revenues increased to 80.4 percent in 2020 compared to 75.2 percent in 2019 primarily due to lower pricing and the negative leverage of certain fixed expenses over significantly lower revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $123.7 million in 2020 compared to $168.1 million in 2019. These expenses decreased due to lower employment costs, primarily the result of personnel headcount decreases and other cost reduction initiatives during the year. Selling, general and administrative expenses as a percentage of revenues increased to 20.7 percent of revenues in 2020 compared to 13.8 percent of revenues in 2019 due to the negative leverage of lower revenues over primarily fixed expenses.

Depreciation and amortization. Depreciation and amortization were $95.5 million in 2020, a decrease of $74.9 million, compared to $170.4 million in 2019. Depreciation and amortization decreased significantly because of the asset impairment charges recorded during the first quarter of 2020.

Impairment and other charges. Impairment and other charges were $217.5 million in 2020 compared to $82.3 million in 2019. Impairment and other charges in 2020 is comprised primarily of the total amount by which several of our asset groups’ carrying amounts exceed their fair value, a non-cash pension settlement loss, costs to finalize the disposal of our former sand facility and employee severance costs. Impairment and other charges for 2019 was comprised primarily of equipment disposals, closing operating locations and employee severance.

Gain on disposition of assets, net. Gain on disposition of assets, net was $9.5 million in 2020 compared to $3.7 million in 2019. The gain on disposition of assets, net is generally comprised of gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income (expense), net. Other income, net was $0.1 million in 2020 compared to other expense, net of $0.4 million in 2019.

Interest expense and interest income. Interest expense was $0.4 million in 2020 compared to $0.3 million in 2019. Interest expense in 2020 and 2019 principally consists of fees on the unused portion of the credit facility. Interest income decreased to $0.5 million in 2020 compared to $1.9 million in 2019 due to lower interest rates earned on cash balances.

Income tax benefit.  Income tax benefit was $97.2 million in 2020, compared to $26.0 million income tax benefit for the same period in 2019. The effective tax rate was 31.4 percent for 2020 compared to a 23.0 percent effective tax rate for 2019. The effective tax rate in 2020 reflects the benefit of the CARES Act allowing tax loss carrybacks including the beneficial revaluation of our 2019 net operating losses and the recording of our 2020 net operating losses both at 35 percent.

Net loss and diluted loss per share. Net loss was $212.2 million in 2020, or $1.00 loss per diluted share, compared to net loss of $87.1 million in 2019, or $0.41 earnings per diluted share. This increase in loss per share was due to lower profitability as average shares outstanding was essentially unchanged.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $84.5 million as of December 31, 2020, $50.0 million as of December 31, 2019 and $116.3 million as of December 31, 2018.

The following table sets forth the historical cash flows for the years ended December 31:

	(in thousands)
	2020	2019	2018
Net cash provided by operating activities	$77,958	$209,141	$389,009
Net cash used for investing activities	(42,659)	(235,788)	(219,727)
Net cash used for financing activities	(826)	(39,592)	(144,070)

Cash provided by operating activities for 2020 decreased by $131.2 million compared to the prior year. This decrease is due primarily to an increase in net loss of $125.1 million partially offset by favorable changes in working capital during 2020, coupled with non-cash impairment charges of $211.0 million. The net favorable change in working capital is due primarily to favorable changes of $80.8 million in accounts receivable and $18.1 million in inventories, partially offset by unfavorable changes of $9.1 million in accounts payable and $58.8 million in income taxes receivable/(payable), (net).

Cash used for investing activities for 2020 decreased by $193.1 million compared to 2019, primarily because of a reduction in capital expenditures in response to lower industry activity levels, coupled with an increase in proceeds from the sale of assets.

Cash used for financing activities for 2020 decreased by $38.8 million primarily as a result of lower dividends paid to common stockholders as well as lower cost of repurchases of the Company’s shares both on the open market and for taxes related to the vesting of restricted shares. There were no dividends paid to common stockholders in 2020.

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2020 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company’s decisions about the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not expect to need our revolving credit facility to meet these liquidity requirements.

The Company currently has a $100 million revolving credit facility that matures in October 2023, as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On September 25, 2020, the Company further amended the revolving credit facility. Among other matters, the amendment (1) reduced the maximum amount available for borrowing from $125 million to $100 million, (2) decreased the minimum tangible net worth covenant level from not less than $600 million to not less than $400 million, and (3) increased the margin spreads and commitment fees payable by 37.5 and 5 basis points, respectively, at each pricing level of the applicable rate without any changes to the leverage ratios used to calculate such spreads. As of December 31, 2020, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $19.8 million; therefore, a total of $80.2 million of the facility was available. The Company was in compliance with the credit facility financial covenants as of December 31, 2020. For additional information with respect to RPC’s facility, see Note 9 of the consolidated financial statements included in this report and which is incorporated herein by reference.

Cash Requirements

Capital expenditures were $65.1 million in 2020, and we currently expect capital expenditures to be approximately $56 million in 2021. We expect that a majority of these expenditures in 2021 will be directed mostly towards capitalized maintenance of our existing equipment, as well as upgrades of selected pressure pumping equipment for dual-fuel capability. The actual amount of capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or can be reasonably estimated. There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon normal retirement at age 65 or early retirement at 59 1/2 to eligible employees. During, 2020, the Company made a cash contribution of $4,450,000 to the plan but does not currently expect to make any contributions to the plan during 2021.

As of December 31, 2020, the Company’s stock buyback program authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. No shares have been purchased on the open market during the twelve months ended December 31, 2020, and 8,248,184 shares remain available to be repurchased under the current authorization. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable operating leases, purchase obligations and other long-term liabilities. The following table summarizes the Company’s significant contractual obligations as of December 31, 2020:

Contractual Obligations	Payments due by period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Interest on long-term debt obligations	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating leases (1)	32,647	9,911	11,024	5,308	6,404
Purchase obligations (2)	229	229	—	—	—
Other long-term liabilities (3)	976	351	433	192	—
Total contractual obligations	$33,852	$10,491	$11,457	$5,500	$6,404

(1)	Operating leases include agreements for various office locations, office equipment, and certain operating equipment.
(2)	Includes agreements to purchase raw materials, goods or services that have been approved and that specify all significant terms (pricing, quantity, and timing). As part of the normal course of business the Company occasionally enters into purchase commitments to manage its various operating needs.
(3)	Includes expected cash payments for long-term liabilities reflected on the balance sheet where the timing of the payments is known. These amounts include incentive compensation, severance costs and estimated charges related to disposal of impaired assets. Also includes amounts related to the usage of corporate aircraft. These amounts exclude pension obligations with uncertain funding requirements and deferred compensation liabilities.

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

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. Beginning in 2018, prices for the raw material comprising the Company’s single largest purchase began to decline due to increased sources of supply of the material, particularly in geographic markets located close to the largest U.S. oil and gas basin. In addition, labor costs declined throughout 2020 due to the significant decline in oilfield activity. However, during the fourth quarter of 2020 and early in the first quarter of 2021, the price of labor began to rise due to increasing oilfield activity and the departure of skilled labor from the domestic oilfield industry during 2020. Also, the prices of raw materials used in the Company’s operations began to increase because many suppliers of these materials ceased operations. During the first quarter of 2021, the Company is attempting to pass these price increases along to our customers, but due to the competitive nature of the oilfield services business, there is no assurance that these efforts will be successful.

Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements.

Related Party Transactions

See “NOTE 14: RELATED PARTY TRANSACTIONS” of the consolidated financial statements, which is incorporated herein by reference, for a description of related party transactions.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require significant judgment by management in selecting the appropriate assumptions for calculating accounting estimates. These judgments are based on our historical experience, terms of existing contracts, trends in the industry, and information available from other outside sources, as appropriate. Senior management has discussed the development, selection and disclosure of its critical accounting policies requiring significant judgements and estimates with the Audit Committee of our Board of Directors. The Company believes the following critical accounting policies involve estimates that require a higher degree of judgment and complexity:

Credit loss allowance for accounts receivable — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies. Our credit loss allowance is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Credit loss allowance for accounts receivable are recorded in selling, general and administrative expenses. Accounts are written off against the allowance when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery, thereby causing credit loss allowance to fluctuate significantly from period to period. Recoveries were insignificant in 2020, 2019 and 2018. We record specific provisions when we become aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to a customer changes, our estimate of the realizability of the receivable would be further adjusted, either upward or downward.

The estimated credit loss allowance is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region. In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables which we adjust periodically based on management judgment and the economic strength of our customers. The net credit loss allowance as a percentage of revenues ranged from 0.03 percent to 0.8 percent over the last three years. Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2020 would have resulted in a change of $3.0 million in the recorded provision for current expected credit losses.

Insurance expenses —The Company self-insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability. The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims. The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims. As of December 31, 2020, the Company estimates the range of exposure to be from $14.9 million to $20.1 million. The Company has recorded liabilities at December 31, 2020 of $17.3 million which represents management’s best estimate of probable loss.

Long-lived assets including goodwill — RPC carries a variety of long-lived assets on its balance sheet including property, plant and equipment and goodwill. Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The Company conducts impairment tests on goodwill annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate an impairment may exist. In addition, the Company conducts impairment tests on long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

For the impairment testing on long-lived assets, other than goodwill, a long-lived asset is grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group are compared to its carrying amount. If the undiscounted cash flows are less than the asset group’s carrying amount, then the Company is required to determine the asset group's fair value by using a discounted cash flow analysis. This analysis is based on estimates such as management’s short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, estimates of the remaining useful life and service potential of the assets within the asset group, and a discount rate based on weighted average cost of capital. An impairment loss is measured and recorded as the amount by which the asset group's carrying amount exceeds its fair value. Assessment of goodwill impairment is conducted at the level of each reporting unit, which is the same as our reportable segments, Technical Services and Support Services, comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. The fair value of each reporting unit is estimated using an income approach and a market approach. The income approach uses discounted cash flow analysis based on management’s short-term and long-term forecast of operating performance. This analysis includes significant assumptions regarding discount rates, revenue growth rates, expected profitability margins, forecasted capital expenditures and the timing of expected future cash flows based on market conditions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is measured and recorded.

During the year ended December 31, 2020, the Company recorded an asset impairment loss totaling $205.5 million related to its long-lived asset groups, in response to the drastic decline in oilfield drilling and completion activities. See Note 3 of the consolidated financial statements for additional information which is incorporated herein by reference.

Defined benefit pension plan – In 2002, the Company ceased all future benefit accruals under the defined benefit plan, although the Company remains obligated to provide certain employees benefits earned through March 2002. The Company accounts for the defined benefit plan in accordance with the provisions of Financial Accounting Standards Board (FASB) ASC 715, “Compensation – Retirement Benefits” and engages an outside actuary to assist management in calculating its obligations and costs. With the assistance of the actuary, the Company evaluates the significant assumptions used on a periodic basis including the estimated future return on plan assets, the discount rate, and other factors, and adjusts these liabilities as necessary.

The Company chooses an expected rate of return on plan assets based on historical results for similar allocations among asset classes, the investments strategy, and the views of our investment advisor. Differences between the expected long-term return on plan assets and the actual return are amortized over future years. Therefore, the net deferral of past asset gains (losses) ultimately affects future pension expense. The Company’s assumption for the expected return on plan assets was four percent for 2020, seven percent for 2019 and seven percent for 2018.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company utilizes a yield curve approach. The approach utilizes an economic model whereby the Company’s expected benefit payments over the life of the plan are forecasted and then compared to a portfolio of investment grade corporate bonds that will mature at the same time that the benefit payments are due in any given year. The economic model then calculates the one discount rate to apply to all benefit payments over the life of the plan which will result in the same total lump sum as the payments from the corporate bonds. A lower discount rate increases the present value of benefit obligations. The discount rate was 2.50 percent as of December 31, 2020, 3.60 percent as of December 31, 2019 and 4.65 percent in 2018.

As set forth in Note 13 to the Company’s financial statements, included among the asset categories for the Plan’s investments are fixed income securities that include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries. These investments are measured at net asset value and are valued using significant non-observable inputs which do not have a readily determinable fair value. These valuations are subject to judgments and assumptions of the funds which may prove to be incorrect, resulting in risks of incorrect valuation of these investments. The Company seeks to mitigate these risks by evaluating the appropriateness of the funds’ judgments and assumptions by reviewing the financial data included in the funds’ financial statements for reasonableness.

As of December 31, 2020, the defined benefit plan was over-funded and the recorded change within accumulated other comprehensive loss increased stockholders’ equity by $0.9 million after tax. Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in a pre-tax increase or decrease of $1.1 million to the net loss related to pension reflected in accumulated other comprehensive loss.

The Company recognized pre-tax pension expense (income) of $5.7 million in 2020, $0.3 million in 2019 and $(0.2) million in 2018. Pension expense during 2020, includes $3.5 million related to the lump-sum payments to certain participants in the Company’s Retirement Income Plan. Based on the over-funded status of the defined benefit plan as of December 31, 2020, the Company expects to recognize pension income of $356 thousand in 2021. Holding all other factors constant, a change in the expected long-term rate of return on plan assets by 0.50 percentage points would result in an increase or decrease in pension expense of $189 thousand in 2021. Holding all other factors constant, a change in the discount rate used to measure plan liabilities by 0.25 percentage points would result in an increase or decrease in pension expense of $21 thousand in 2021.

Recent Accounting Pronouncements

See Note 1 of the consolidated financial statements, which is incorporated herein by reference for a description of recent accounting standards, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposre through borrowings on its revolving credit facility. As of December 31, 2020, there are no outstanding interest-bearing advances on our credit facility which bear interest at a floating rate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2020 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2020.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2020, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 30.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Vice President, Chief Financial Officer and Corporate Secretary

Atlanta, Georgia
February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.

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
February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, statements of stockholders’ equity, and statements of cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets under ASC 360

As described in Note 7 of the consolidated financial statements, the gross amount of property, plant and equipment as of December 31, 2020 was $1.1 billion with related accumulated depreciation of $790.7 million. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In the first quarter of the year ended December 31, 2020, the Company identified a triggering event when the oil and gas industry experienced an unprecedented disruption due to the substantial decline in global demand for oil and the COVID-19 pandemic. The Company recognized an impairment charge related to property, plant and equipment totaling $204.8 million for the year ended December 31, 2020, as described in Note 3 to the consolidated financial statements.

We identified the evaluation, determination and assessment of the impairment charges of long-lived asset groups as a critical audit matter. There is a high degree of subjectivity in evaluating the significant assumptions used in determining the undiscounted cash flows needed to estimate the recoverability of the asset groups, which in turn led to a high degree of auditor judgment and effort in evaluating management’s assumptions, and to assess the fair value of the asset groups that indicated they were not recoverable using discounted cash flow.  The significant assumptions specifically include the revenue growth rates, projected operating margin and the discount rate used.

The primary procedures we performed to address the critical audit matter included the following: We tested certain internal controls over the Company’s process to estimate the undiscounted cash flows of the asset groups, including controls related to the significant assumptions. We evaluated the Company’s development of the revenue growth rates and operating margin assumptions by identifying and assessing the sources of data that management used in their assessment. We evaluated the revenue growth rates and operating margin for consistency with relevant historical data, changes in the business, and external industry data. In addition, we involved valuation professionals with specialized skills and knowledge to assist with evaluating the selected discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable companies.

Determination and Assessment of Goodwill Impairment under ASC 350

As discussed in Note 1 of the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis, or more frequently, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company’s goodwill balance was $32.2 million as of December 31, 2020. The Company determined that the substantial decline in global demand for oil and the COIVD-19 pandemic constituted a triggering event that required an interim goodwill impairment assessment as of March 31, 2020 in addition to its annual test as of October 31, 2020. The Company performed a quantitative impairment test at each testing date by estimating the fair value of each of its reporting units by considering both comparable public company multiples (a market approach) and projected discounted future cash flows (an income approach). For the purpose of the impairment test, goodwill has been allocated to the Company's reporting units, which are consistent with their operating segments, and which represents the lowest level within the Company at which the goodwill is monitored for management purposes.

We identified the Company’s assessment of goodwill impairment as a critical audit matter as the process entails high estimation uncertainty due to significant judgments with respect to identification of reporting units and assumptions used to estimate the future revenues and cash flows, including revenue growth rates, operating margins, weighted average cost of capital, discount rates, and future market conditions, as well as valuation methodologies applied by the Company.

The primary procedures we performed related to goodwill impairment testing included the following, among others: We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment testing process. For example, we tested controls over the estimation of the fair values of the reporting units, including the Company’s controls over the valuation models, the mathematical accuracy of the valuation models and development of underlying assumptions used to develop such fair values of the reporting units. We also tested management’s review of the reconciliation of the aggregate estimated fair value of the reporting units to the market capitalization of the Company. We agreed the carrying value of each reporting unit to the underlying accounting records. Additionally, we evaluated the inputs and assumptions for the projections of revenues, expenses and cash flows as well as evaluated the assumptions and methodology used in determining the fair value of the reporting units. To test the estimated fair values of the Company’s reporting units, our audit procedures included, among others, assessing the valuation methodology and the underlying data used by the Company in its analysis, including testing the significant assumptions discussed above. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model and other relevant factors. Further, we involved valuation professionals with specialized skills to assist with reviewing the methodologies and assumptions used by management in its valuation of identified reporting units, including a consideration of the consistency and application of methodologies and assumptions employed.

/s/	GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia
February 26, 2021

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

December 31,	2020	2019
ASSETS
Cash and cash equivalents	$84,496	$50,023
Accounts receivable, net	161,771	242,574
Inventories	82,918	100,947
Income taxes receivable	82,943	24,145
Prepaid expenses	9,124	10,459
Assets held for sale	4,032	5,385
Other current assets	3,075	3,325
Current assets	428,359	436,858
Property, plant and equipment, net	264,411	516,727
Operating lease right-of-use assets	27,270	33,850
Goodwill	32,150	32,150
Other assets	38,315	33,633
Total assets	$790,505	$1,053,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$41,080	$53,147
Accrued payroll and related expenses	18,428	19,641
Accrued insurance expenses	5,489	7,540
Accrued state, local and other taxes	2,788	2,427
Income taxes payable	1,115	1,534
Current portion of operating lease liabilities	9,192	10,625
Other accrued expenses	1,473	6,488
Current liabilities	79,565	101,402
Long-term accrued insurance expenses	11,822	14,040
Long-term pension liabilities	33,080	39,254
Deferred income taxes	13,332	37,319
Long-term operating lease liabilities	21,090	28,378
Other long-term liabilities	49	2,492
Total liabilities	158,938	222,885
Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 214,951,093 and 214,422,979 shares issued and outstanding in 2020 and 2019, respectively	21,495	21,443
Capital in excess of par value	—	—
Retained earnings	627,778	832,113
Accumulated other comprehensive loss	(17,706)	(23,223)
Total stockholders’ equity	631,567	830,333
Total liabilities and stockholders’ equity	$790,505	$1,053,218

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2020	2019	2018
REVENUES	$598,302	$1,222,409	$1,721,005
COSTS AND EXPENSES:
Cost of revenues (exclusive of items shown separately below)	480,739	919,595	1,183,048
Selling, general and administrative expenses	123,698	168,127	168,151
Impairment and other charges	217,493	82,273	—
Depreciation and amortization	95,530	170,409	163,120
Gain on disposition of assets, net	(9,523)	(3,707)	(3,344)
Operating (loss) profit	(309,635)	(114,288)	210,030
Interest expense	(373)	(334)	(489)
Interest income	496	1,906	2,426
Other income (expense), net	81	(385)	9,313
(Loss) income before income taxes	(309,431)	(113,101)	221,280
Income tax (benefit) provision	(97,239)	(25,990)	45,878
Net (loss) income	$(212,192)	$(87,111)	$175,402
(LOSS) EARNINGS PER SHARE
Basic	$(1.00)	$(0.41)	$0.82
Diluted	$(1.00)	$(0.41)	$0.82
Dividends paid per share	—	$0.15	$0.47

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2020	2019	2018
NET (LOSS) INCOME	$(212,192)	$(87,111)	$175,402
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES:
Pension adjustment	5,727	(5,030)	(1,408)
Foreign currency translation	(210)	553	(621)
COMPREHENSIVE (LOSS) INCOME	$(206,675)	$(91,588)	$173,373

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

RPC, INC. AND SUBSIDIARIES

(in thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2017	216,544	$21,654	$—	$906,745	$(16,702)	$911,697
Adoption of accounting standard (Note 1)	—	—	—	15	(15)	—
Stock issued for stock incentive plans, net	367	37	9,382	—	—	9,419
Stock purchased and retired	(2,367)	(237)	(9,382)	(33,382)	—	(43,001)
Net income	—	—	—	175,402	—	175,402
Pension adjustment, net of taxes	—	—	—	—	(1,408)	(1,408)
Foreign currency translation	—	—	—	—	(621)	(621)
Dividends declared	—	—	—	(101,069)	—	(101,069)
Balance, December 31, 2018	214,544	21,454	—	947,711	(18,746)	950,419
Adoption of accounting standard (Note 1)	—	—	—	2,464	(2,732)	(268)
Stock issued for stock incentive plans, net	667	66	8,564	—	—	8,630
Stock purchased and retired	(788)	(77)	(8,564)	1,280	—	(7,361)
Net loss	—	—	—	(87,111)	—	(87,111)
Pension adjustment, net of taxes	—	—	—	—	(2,298)	(2,298)
Foreign currency translation	—	—	—	—	553	553
Dividends declared	—	—	—	(32,231)	—	(32,231)
Balance, December 31, 2019	214,423	21,443	—	832,113	(23,223)	830,333
Stock issued for stock incentive plans, net	716	71	8,664	—	—	8,735
Stock purchased and retired	(188)	(19)	(8,664)	7,857	—	(826)
Net loss	—	—	—	(212,192)	—	(212,192)
Pension adjustment, net of taxes	—	—	—	—	5,727	5,727
Foreign currency translation	—	—	—	—	(210)	(210)
Balance, December 31, 2020	214,951	$21,495	$—	$627,778	$(17,706)	$631,567

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RPC, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2020	2019	2018
OPERATING ACTIVITIES
Net (loss) income	$(212,192)	$(87,111)	$175,402
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	95,309	172,607	166,789
Stock-based compensation expense	8,735	8,630	9,419
Gain on disposition of assets, net	(9,523)	(2,645)	(3,344)
Gain due to insurance recovery	—	—	(9,646)
Gain due to benefit plan financing arrangement	(891)	(126)	(1,020)
Deferred income tax (benefit) provision	(25,845)	(22,225)	21,395
Impairment and other charges	211,043	73,560	—
(Increase) decrease in assets:
Accounts receivable	80,769	81,094	53,982
Income taxes receivable	(58,798)	11,687	4,410
Inventories	18,076	20,962	(15,660)
Prepaid expenses	1,337	(692)	(778)
Other current assets	227	300	3,375
Other non-current assets	(3,819)	(3,024)	1,494
Increase (decrease) in liabilities:
Accounts payable	(9,130)	(42,241)	(7,754)
Income taxes payable	(419)	(3,172)	1,482
Accrued payroll and related expenses	(1,219)	(6,103)	2,193
Accrued insurance expenses	(2,051)	1,357	884
Accrued state, local and other taxes	361	(654)	(5,574)
Other accrued expenses	(6,541)	(2,089)	(994)
Pension liabilities	(3,249)	6,575	(7,862)
Long-term accrued insurance expenses	(2,218)	1,968	1,696
Other long-term liabilities	(2,004)	483	(880)
Net cash provided by operating activities	77,958	209,141	389,009
INVESTING ACTIVITIES
Capital expenditures	(65,065)	(250,629)	(242,610)
Proceeds from sale of assets	22,406	14,841	13,237
Proceeds from insurance recovery	—	—	9,646
Proceeds from benefit plan financing arrangement	1,566	507	2,218
Re-investment in benefit plan financing arrangement	(1,566)	(507)	(2,218)
Net cash used for investing activities	(42,659)	(235,788)	(219,727)
FINANCING ACTIVITIES
Payment of dividends	—	(32,231)	(101,069)
Cash paid for common stock purchased and retired	(826)	(7,361)	(43,001)
Net cash used for financing activities	(826)	(39,592)	(144,070)
Net increase (decrease) in cash and cash equivalents	34,473	(66,239)	25,212
Cash and cash equivalents at beginning of year	50,023	116,262	91,050
Cash and cash equivalents at end of year	$84,496	$50,023	$116,262

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

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

Preferred Stock

RPC is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2020, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

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

Significant estimates are used in the determination of the credit loss allowance, income taxes, accrued insurance expenses, depreciable lives of assets, and pension liabilities.

Revenues

RPC recognizes revenues from contracts with its customers based on the amount of consideration it receives in exchange for the services provided. See Note 2 for additional information.

Concentration of Credit Risk

Substantially all of the Company’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company provided oilfield services to several hundred customers during each of the last three years. There was no customer that accounted for 10 percent or more of the Company’s revenues in 2020, 2019 or 2018. Additionally, there was no customer that accounted for 10 percent or more of accounts receivable as of December 31, 2020 or 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

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

Investments

Investments classified as available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company realized no gains or losses on its available-for-sale securities during 2020, 2019 and 2018. Securities that are held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) are classified as trading. See Note 13 for further information regarding the SERP. The change in fair value of trading securities is presented as compensation cost in selling, general and administrative expenses on the consolidated statements of operations.

Management determines the appropriate classification of investments at the time of purchase and re-evaluates such designations as of each balance sheet date.

Accounts Receivable

The majority of the Company’s accounts receivable is due principally from major and independent oil and natural gas exploration and production companies. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are considered past due after 60 days and are stated at amounts due from customers, net of a credit loss allowance.

Credit Loss Allowance for Accounts Receivable

Accounts receivable are carried at the amounts due from customers, reduced by an allowance for estimated amounts that may not be collectible in the future. The estimated credit loss allowance is based on an evaluation of industry trends, financial condition of customers, historical write-off experience, current economic conditions, and in the case of international customers, judgments about the economic and political environment of the related country and region. Accounts receivable balances are written off when determined to be uncollectible and recoveries of amounts previously written off are recorded when collected.

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

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

During the year ended December 31, 2020, the Company recorded accelerated depreciation related to certain operating equipment that was retired. In addition, the Company recorded a write down for certain real estate that was classified as held for sale. See Note 3 for additional information.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill by reportable segment was as follows:

Years Ended December 31,	2020	2019
(in thousands)
Technical Services	$30,992	$30,992
Support Services	1,158	1,158
Goodwill	$32,150	$32,150

Goodwill is reviewed annually, or more frequently, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, for impairment. In 2020 and 2019, the Company performed a quantitative impairment test by estimating the fair value of each of its reporting units by considering both comparable public company multiples (a market approach) and projected discounted future cash flows (an income approach). The discounted cash flow analysis is based on management’s short-term and long-term forecast of operating results for each reporting unit and includes assumptions regarding discount rates, revenue growth rates, expected profitability margins, forecasted capital expenditures, and the timing of expected future cash flows. Based on this analysis, the Company concluded that the fair value of its reporting units exceeded their carrying amount and therefore no impairment of goodwill occurred during the years ended December 31, 2020 and 2019.

Advertising

Advertising expenses are charged to expense during the period in which they are incurred. Advertising expenses totaled $806,000 in 2020, $2,003,000 in 2019, and $2,220,000 in 2018.

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

Defined Benefit Pension Plan

The Company has a defined benefit pension plan that provides monthly benefits upon normal retirement at age 65 or early retirement at age 59 1/2 to eligible employees with at least one year of service prior to 2002. In 2002, the Company’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the defined benefit pension plan. See Note 13 for a full description of this plan and the related accounting and funding policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

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

Earnings per Share

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. See Note 13 for further information on restricted stock granted to employees.

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

(In thousands)	2020	2019	2018
Net (loss) income available for stockholders	$(212,192)	$(87,111)	$175,402
Less: Adjustments for losses attributable to participating securities	—	(334)	(1,839)
Net (loss) income used in calculating per share amounts	$(212,192)	$(87,445)	$173,563

Weighted average shares outstanding (including participating securities)	215,063	214,730	215,198
Adjustment for participating securities	(2,571)	(2,509)	(2,453)
Shares used in calculating basic and diluted earnings (loss) per share	212,492	212,221	212,745

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

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payment awards, net of estimated forfeitures. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 13 for additional information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

provisions of the standard in the first quarter of 2020 resulting in no adjustment to the opening balance of retained earnings. The Company plans to continue to record an allowance on its trade receivables based on aging at the end of each reporting period using current reasonable and supportable forecasted economic conditions and specifically identified judgmental reserves. See "Current Expected Credit Losses" in the notes to consolidated financial statements for expanded disclosures.
●	ASU No. 2017-04 —Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted these provisions in the first quarter of 2020, on a prospective basis.
●	ASU No. 2018-15 —Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments reduce the complexity for the accounting for costs of implementing a cloud computing service arrangement and align the requirements for capitalizing implementation costs that are incurred in a hosting arrangement that is a service contract with the costs incurred to develop or obtain internal-use software. The Company adopted these provisions in the first quarter of 2020 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

●	ASU No. 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing the exceptions to the incremental approach for intra-period tax allocation in certain situations, requirement to recognize a deferred tax liability for a change in the status of a foreign investment, and the general methodology for computing income taxes in an interim period when year-to date loss exceeds the anticipated loss for the year. The amendments also simplify the accounting for income taxes with regard to franchise tax, evaluation of step up in the tax basis of goodwill in certain business combinations, allocating current and deferred tax expense to legal entities that are not subject to tax and enacted change in tax laws or rates. The Company adopted these provisions in the first quarter of 2021 and the adoption did not have a material impact on its consolidated financial statements.

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

Nature of services

RPC provides a broad range of specialized oilfield services to independent and major oil and gas companies engaged in the exploration, production and development of oil gas properties throughout the United States and in selected international markets. RPC manages its business as either (1) services offered on the well site with equipment and personnel (Technical Services) or (2) services and tools offered off the well site (Support Services). For more detailed information about operating segments, see Note 15.

RPC contracts with its customers to provide the following services by reportable segment:

Technical Services

●	Includes pressure pumping, downhole tools services, coiled tubing, nitrogen, snubbing and other oilfield related services including wireline, well control, fishing and pump down services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

Support Services

●	Rental tools – RPC rents tools to its customers for use with onshore and offshore oil and gas well drilling, completion and workover activities.
●	Other support services include oilfield pipe inspection services, management and storage; well control training; and consulting.

Our contracts with customers are generally short-term in nature and generally consist of a single performance obligation – the provision of oilfield services.

Payment terms

RPC’s contracts with customer states the final terms of the sales, including the description, quantity, and price of each service to be delivered. The Company’s contracts are generally short-term in nature and in most situations, RPC provides services ahead of payment - i.e., RPC has fulfilled the performance obligation prior to submitting a customer invoice. RPC invoices the customer upon completion of the specified services and collection generally occurs between 30 to 60 days after invoicing. As the Company enters into contracts with its customers, it generally expects there to be no significant timing difference between the date the services are provided to the customer (satisfaction of the performance obligation) and the date cash consideration is received. Accordingly, there is no financing component to our arrangements with customers.

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

Disaggregation of revenues

See Note 15 for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions. Timing of revenue recognition for each of the periods presented is shown below:

(in thousands)	2020	2019	2018
Oilfield services transferred at a point in time	$—	$—	$—
Oilfield services transferred over time	598,302	1,222,409	1,721,005
Total revenues	$598,302	$1,222,409	$1,721,005

Contract balances

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in Accounts receivable, net on the consolidated balance sheets are shown below:

(in thousands)	2020	2019
Unbilled trade receivables	$29,754	$52,052

Substantially all of the unbilled trade receivables as of December 31, 2020 and December 31, 2019 were invoiced during the following quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

Note 3: Impairment and Other Charges

The Company recorded the following pre-tax charges during 2020 and 2019 as impairment and other charges in the consolidated statements of operations.

(in thousands)	2020	2019

Long-lived asset impairments (1)	$204,765	$—
Abandonment of assets (2)	5,976	35,861
Pension settlement loss (3)	4,660	—
Severance costs	1,882	5,748
Assets held for sale write down (4)	192	14,326
Retirement of equipment	—	17,218
Inventory write-downs	—	9,077
Other	18	43
Total	$217,493	$82,273

(1).	Relates solely to the Technical Services segment and primarily includes pressure pumping and coiled tubing assets.
(2).	Represents the final disposition of assets that were ceased to be used during 2019 and recorded at salvage value. Also includes interest costs related to leased assets that were impaired in 2019.
(3).	Represents the non-cash settlement loss related to the lump-sum payment window offered to certain participants in connection with the Company’s Retirement Income Plan. See Note 13 for further details.
(4).

Represents the final settlement on certain real estate properties that were recorded as held for sale. The Company continues to disclose the remaining real estate that are being held for sale at their carrying value on the consolidated balance sheets under the caption Assets held for sale.

During the first half of 2020, the Company experienced drastic declines in oilfield drilling and completion activities, with low levels of revenues not experienced by RPC or the industry for many years. This unprecedented disruption was caused by the substantial decline in global demand for oil caused by the COVID-19 pandemic as well as macroeconomic events such as the geopolitical tensions between the Organization of Petroleum Exporting Countries and Russia, regarding limits on oil production. These factors resulted in a significant drop in oil prices and a substantial deterioration of the Company’s public market capitalization. In response, the Company reduced headcount, furloughed employees and implemented compensation reductions for remaining active employees with the goal of adjusting its cost structure caused by low revenue levels. The Company determined these events constituted a triggering event that required a review of the recoverability of its long-lived assets and performed an interim goodwill impairment assessment as of March 31, 2020.

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

The Company’s operating losses narrowed in the latter half of 2020 due to revenue increases and increased operational efficiency resulting from expense reduction measures. However, the Company continues its current strategy of minimal capital investment and continued expense scrutiny until financial returns improve. As market conditions evolve and the Company continues to develop its strategy to deal with such conditions, it may be necessary to record further asset impairments, or an impairment of the carrying value of goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

Note 4: Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2020	2019
(in thousands)
Trade receivables:
Billed	$135,201	$191,579
Unbilled	29,754	52,052
Other receivables	1,631	4,124
Total	166,586	247,755
Less: allowance for credit losses	(4,815)	(5,181)
Accounts receivable, net	$161,771	$242,574

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

Note 5: Current Expected Credit Losses

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Years Ended December 31,	2020	2019
(in thousands)
Beginning balance	$5,181	$4,813
Adoption of ASC 326	—	—
Provision (benefit) for current expected credit losses	342	1,481
Write-offs	(739)	(1,142)
Recoveries collected (net of expenses)	31	29
Ending balance	$4,815	$5,181

Note 6: Inventories

Inventories consist of raw materials, parts and supplies and totaled $82,918,000 at December 31, 2020 and $100,947,000 at December 31, 2019. The reserve for obsolete and slow moving inventory is $13,828,000 at December 31, 2020 and $10,467,000 at December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

Note 7: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2020	2019
(in thousands)
Land	$19,474	$18,945
Buildings and leasehold improvements	122,289	114,318
Operating equipment	645,576	1,194,071
Computer software	24,681	25,247
Furniture and fixtures	6,692	7,086
Vehicles	236,411	553,968
Gross property, plant and equipment	1,055,123	1,913,635
Less: accumulated depreciation	(790,712)	(1,396,908)
Net property, plant and equipment	$264,411	$516,727

Depreciation expense was $95.3 million in 2020, $172.6 million in 2019, and $166.2 million in 2018. There were no capital leases outstanding as of December 31, 2020 and December 31, 2019. The Company had accounts payable for purchases of property and equipment of $3.9 million as of December 31, 2020, $6.8 million as of December 31, 2019, and $14.8 million as of December 31, 2018. The Company transferred inventory to property, plant and equipment totaling $8.6 million in 2020 and $20.8 million in 2019.

Note 8: Income Taxes

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") which among other changes, eliminated the taxable income limit for certain net operating losses ("NOL"), allowed businesses to carryback NOLs arising in 2018, 2019 and 2020 to the five prior years, and provided a payment delay of employer payroll taxes during 2020 after the date of enactment. These provisions enabled RPC to carryback federal tax losses related to 2019 and 2020. The Company recorded net tax benefits totaling $29 million in 2020 related to these provisions.

The Tax Cuts and Jobs Act (“the Act”) effective January 1, 2018, included a reduction to the US federal tax rate from 35 percent to 21 percent, and a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Act also resulted in an adjustment of deferred tax assets and liabilities for the new corporate tax rate, and adjustments to deductible compensation of our executive officers. In addition, the Act imposes a new tax on foreign earnings and profits in excess of a deemed return on tangible assets of foreign subsidiaries referred to as Global Low Taxed Intangible Income (“GILTI”), a new tax on certain payments between a U.S. corporation and its foreign subsidiaries referred to as Base Erosion and Anti-Abuse Minimum Tax (“BEAT”), and a new tax deduction on certain qualifying income related to export sales of property or services referred to as Foreign Derived Intangible Income (“FDII”).

In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, the Company completed its accounting for the provisional amounts recognized as of December 31, 2017 and recorded a reduction in tax expense of $5.1 million, recorded in 2018 as a discrete tax benefit. These adjustments were recorded as components of income tax expense from continuing operations.

The following table lists the components of the provision (benefit) for income taxes:

Years ended December 31,	2020	2019	2018
(in thousands)
Current provision (benefit):
Federal	$(74,841)	$(3,548)	$13,708
State	2,200	(3,185)	3,932
Foreign	1,247	2,968	6,843
Deferred provision (benefit):
Federal	(16,376)	(26,493)	23,203
State	(9,469)	4,268	(1,808)
Total income tax (benefit) provision	$(97,239)	$(25,990)	$45,878

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.5	(0.3)	2.6
Tax credits	0.1	0.3	(0.1)
Non-deductible expenses	(0.1)	(1.9)	1.8
Adjustments related to CARES Act	8.5	—	—
Adjustments related to the Act	—	—	(2.3)
Adjustments related to vesting of restricted stock	(0.8)	(0.4)	(0.8)
Other	1.2	4.3	(1.5)
Effective tax rate	31.4%	23.0%	20.7%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2020	2019
(in thousands)
Deferred tax assets:
Self-insurance	$4,773	$5,729
Pension	8,105	9,617
State net operating loss carryforwards	5,853	1,445
Bad debt	1,302	1,392
Stock-based compensation	2,291	3,358
Inventory reserve	3,226	2,478
Impairment reserve	338	2,802
Foreign tax credit carryforwards	—	3,086
Federal net operating loss carryforwards	—	19,664
Basis differences in consolidated limited liability company	486	5,778
All others	1,126	2,191
Gross deferred tax assets	27,500	57,540
Deferred tax liabilities:
Depreciation	(33,486)	(87,647)
Goodwill amortization	(6,893)	(6,763)
Basis differences in joint ventures	(448)	(444)
All others	(5)	(5)
Gross deferred tax liabilities	(40,832)	(94,859)
Net deferred tax liabilities	$(13,332)	$(37,319)

The Company’s current intention is to permanently reinvest funds held in our foreign subsidiaries outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective through the utilization of foreign tax credits, or would otherwise create no additional U.S. tax cost.

As of December 31, 2020, the Company had net operating losses related to federal income taxes of $95.5 million which will be carried back to 2015 due to the CARES Act. As of December 31, 2020, the Company has net operating loss carryforwards related to state income taxes of $60.2 million (gross) that will expire between 2021 and 2036, with a valuation allowance of $434 thousand. The valuation allowance is representing the tax-affected amount of loss carryforwards that the Company does not expect to utilize, against the corresponding deferred tax asset.

As of December 31, 2020, the Company has foreign tax credits of $4.8 million that the Company intends to carryback to the 2017 tax year.

Additionally, as of December 31, 2020, the Company has capital loss carryforwards of $56 thousand that are not expected to be utilized, and therefore has a full valuation allowance against the corresponding deferred tax asset.

Total net income tax payments (refunds) were $(10.1) million in 2020, $(11.8) million in 2019, and $18.0 million in 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

The Company and its subsidiaries are subject to U.S. federal and state income taxes in multiple jurisdictions. In many cases, our uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. In general, the Company’s 2016 through 2019 tax returns remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

As of December 31, 2020 and 2019, our liability for unrecognized tax benefits related to state income taxes was recorded as part of our 2020 effective rate, due to the expiration of the related state tax statute. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019
Balance at January 1	$2,215,000	$2,215,000
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	$(2,215,000)	—
Balance at December 31	—	$2,215,000

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

The Company's policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties as of December 31, 2020, 2019, and 2018 were $17 thousand, $203 thousand, and $263 thousand, respectively.

Note 9: Long-Term Debt

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

The Credit Agreement includes the following covenants: (i) when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum debt service coverage ratio of 2.00:1.00, and (ii) when RPC's trailing fourth quarter EBITDA is less than $50 million, a minimum tangible net worth of no less than $400 million. As of December 31, 2020, the Company was in compliance with these covenants.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.4 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance of $0.3 million at December 31, 2020 is classified as part of non-current other assets.

As of December 31, 2020, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $18.3 million; therefore, a total of $81.7 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan cost, and interest paid on the credit facility were as follows for the periods indicated:

Years Ended December 31,	2020	2019	2018
(in thousands)
Interest incurred	$276	$256	$390
Interest paid	$160	$162	$241

Note 10: Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2018	$(15,878)	$(2,868)	$(18,746)
Change during 2019:
Before-tax amount	(3,962)	553	(3,409)
Tax (expense) benefit	970	—	970
Adoption of accounting standard	(2,732)	—	(2,732)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	694	—	694
Total activity in 2019	(5,030)	553	(4,477)
Balance at December 31, 2019	$(20,908)	$(2,315)	$(23,223)
Change during 2020:
Before-tax amount	1,940	(210)	1,730
Tax (expense) benefit	(475)	—	(475)
Pension settlement loss	3,518	—	3,518
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	744	—	744
Total activity in 2020	5,727	(210)	5,517
Balance at December 31, 2020	$(15,181)	$(2,525)	$(17,706)

(1)   Reported as part of selling, general and administrative expenses.

Note 11: Fair Value Disclosures

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2020 and 2019:

Fair Value Measurements at December 31, 2020 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities – equity securities	$132	$132	$—	$—
Investments measured at net asset value - trading securities	$32,039

Fair Value Measurements at December 31, 2019 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities – equity securities	$237	$237	$—	$—
Investments measured at net asset value - trading securities	$28,476

The Company determines the fair value of marketable securities classified as available-for-sale through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities classified as trading are comprised of the SERP assets, as described in Note 13, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2020 there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at December 31, 2020 and 2019. Outstanding balances based on the quote from the lender (level 2 inputs) is similar to the fair value as of the same date. The borrowings under our revolving credit facility bear variable interest rates as described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

The Company’s real estate classified as held for sale has been stated at fair value less costs to sell since the fair value less costs to sell is lower than its carrying amount. The non-recurring fair value measurement was completed in the third quarters of 2020 and 2019 and determined based on observable market data that includes price per square foot involving comparable properties in similar locations and reflected in the tables below:

Fair Value Measurements at December 31, 2020 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$4,032	$—	$4,032	$—

Fair Value Measurements at December 31, 2019 with:
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
(in thousands)	Total	identical assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$5,385	$—	$5,385	$—

Note 12: Commitments and Contingencies

Income Taxes - The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments.

Sales and Use Taxes - The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statute that could result in unfavorable outcomes. Any probable and reasonable estimate of assessment costs are included in accrued state, local and other taxes.

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

Note 13: Employee Benefit Plans

Defined Benefit Pension Plan

The Company’s Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon normal retirement at age 65 or early retirement at age 59 1/2 to substantially all employees with at least one year of service prior to 2002. During 2001, the plan became a multiple employer plan, with Marine Products Corporation as an adopting employer.

In October 2020, the Company amended the Retirement Income Plan to add a limited lump-sum payment window for vested terminated participants who had terminated employment before July 1, 2020 and for active employees who reached age 59 ½ by December 1, 2020, with a vested balance. The participants could elect to receive their vested balance immediately as a lump-sum or a monthly annuity payment. The lump-sum payment window offering ended during the fourth quarter of 2020 and plan assets were used to fund participant elections. The resulting non-cash settlement charges represent the accelerated recognition of actuarial losses reflected in Accumulated Other Comprehensive Income (Loss) (AOCI). A settlement loss of $4.7 million associated with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

acceptance of these lump-sum payments is included as part of impairment and other charges. See Note 3 for additional information related to the settlement loss.

The Company’s projected benefit obligation exceeds the fair value of the plan assets under its pension plan by $2.1 million as of December 31, 2020. The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2020	2019
(in thousands)
Accumulated benefit obligation at end of year	$41,120	$48,519

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$48,519	$43,417
Service cost	—	—
Interest cost	1,645	1,960
Amendments	—	—
Actuarial loss	3,066	5,521
Benefits paid	(2,581)	(2,379)
Settlement	(9,529)	—
Projected benefit obligation at end of year	$41,120	$48,519
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$40,142	$38,364
Actual return on plan assets	6,586	4,157
Employer contribution	4,450	—
Benefits paid	(2,581)	(2,379)
Settlements	(9,529)	—
Fair value of plan assets at end of year	$39,068	$40,142
Funded status at end of year	$(2,052)	$(8,377)

December 31,	2020	2019
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss	$20,108	$27,693
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$20,108	$27,693

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2020 and 2019 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan.

Amounts recognized in the consolidated balance sheets consist of:

December 31,	2020	2019
(in thousands)
Funded status of the Retirement Income Plan	$(2,052)	$(8,377)
SERP liability	(31,028)	(30,877)
Long-term pension liabilities	$(33,080)	$(39,254)

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. The Company made a cash contribution of $4,450,000 to the plan in 2020. There were no contributions made to the plan in 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

The components of net periodic benefit cost of the Retirement Income Plan are summarized as follows:

Years ended December 31,	2020	2019	2018
(in thousands)
Service cost for benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,645	1,960	1,832
Expected return on plan assets	(1,581)	(2,598)	(2,837)
Amortization of net loss	986	919	824
Settlement loss	4,660	—	—
Net periodic benefit plan cost	$5,710	$281	$(181)

The Company recognized pre-tax (increases) decreases to the funded status in accumulated other comprehensive loss of $6,863,000 in 2020, $3,043,000 in 2019, and $1,888,000 in 2018. There were no previously unrecognized prior service costs as of December 31, 2020, 2019 and 2018. The pre-tax amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

(in thousands)	2020	2019	2018
Net (gain) loss	$(1,217)	$3,962	$2,712
Amortization of net loss	(986)	(919)	(824)
Net transition obligation (asset)	—	—	—
Settlement loss	(4,660)	—	—
Amount recognized in accumulated other comprehensive loss	$6,863	$3,043	$1,888

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2020	2019	2018
Projected Benefit Obligation:
Discount rate	2.50%	3.60%	4.65%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	3.60%	4.65%	4.00%
Expected return on plan assets	4.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

The Company’s expected return on assets assumption is derived from a detailed periodic assessment conducted by its management and its investment advisor. It includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the rate of return assumption is derived primarily from a long-term, prospective view. Based on its recent assessment, the Company has concluded that its 2020 expected long-term return assumption of four percent is reasonable.

The plan’s weighted average asset allocation at December 31, 2020 and 2019 by asset category along with the target allocation for 2021 are as follows:

	Target Allocation	Percentage of Plan Assets
December 31,	2021	2020	2019
Asset Category
Cash and cash equivalents	0% - 5%	2.0%	1.3%
Fixed income securities	15% - 100%	98.0%	91.7%
Investments measured at net asset value	—%	—%	7.0%
Total	100.0%	100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

The Company’s investments in 2020 consist primarily of fixed income securities that include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets while minimizing the level of risk to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plan utilizes a number of investment approaches, including but not limited to fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation. Although not required, Company management will evaluate contributing to the pension plan during 2021.

The following tables present our plan assets using the fair value hierarchy as of December 31, 2020 and 2019. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 11 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2020:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$736	$736	$—
Fixed Income Securities	(2)	38,332	—	38,332
Total Assets in the Fair Value Hierarchy		$39,068	$736	$38,332
Investments measured at Net Asset Value		—
Investments at Fair Value		$39,068

Fair Value Hierarchy as of December 31, 2019:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$505	$505	$—
Fixed Income Securities	(2)	36,813	—	36,813
Domestic Equity Securities	(3)	3	3	—
Total Assets in the Fair Value Hierarchy		$37,321	$508	$36,813
Investments measured at Net Asset Value		2,821
Investments at Fair Value		$40,142

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
(3)	Domestic equity securities are valued using a market approach based on the quoted market prices of identical instruments in their respective markets.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2021	$2,688
2022	2,646
2023	2,615
2024	2,614
2025	2,587
2026‑2030	$12,112

Supplemental Executive Retirement Plan (SERP)

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligations of the SERP. The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time. Investments in COLI policies consisted of variable life insurance policies totaling $58.0 million as of December 31, 2020 and $55.3 million as of December 31, 2019. In the COLI policies, the Company is able to allocate the investment of the assets across a set of choices provided by the insurance underwriters, including fixed income securities and equity funds. The COLI policies are recorded at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1. The fair value of these assets totaled $32,039,000 as of December 31, 2020 and $28,476,000 as of December 31, 2019. The SERP assets are reported in other assets on the balance sheet. The changes in the fair value of these assets, and normal insurance expenses are recorded in the consolidated statement of operations as compensation cost within selling, general and administrative expenses. Trading gains (losses) related to the SERP assets totaled $2,620,000 in 2020, $(5,524,000) in 2019, and $(2,282,000) in 2018. The SERP liability includes participant deferrals net of distributions and is recorded on the balance sheet in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

As a result of Company-owned life insurance policy claims, the Company recorded tax-free gains of $891,000 during 2020; these gains are recorded as an adjustment to compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Proceeds received totaling $1,566,000 have been reinvested into mutual funds held as SERP assets.

401(k) Plan

RPC sponsors a defined contribution 401(k) Plan that is available to substantially all full-time employees with more than three months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. Effective January 1, 2020, the Company began making 100 percent matching contributions for each dollar $(1.00) of a participant’s contribution to the 401(k) Plan for the first three percent of his or her annual compensation and fifty cents $(0.50) for each dollar $(1.00) of a participant’s contribution to the 401(k) Plan for the next three percent of his or her annual compensation. During 2019, the Company made matching contributions of fifty cents $(0.50) for each dollar $(1.00) of a participant's contribution to the 401(k) Plan that did not exceed six percent of his or her annual compensation. Employees vest in the RPC contributions after two years of service. The charges to expense for the Company’s contributions to the 401(k) Plan were $ 5,641,000 in 2020, $10,805,000 in 2019, and $5,704,000 in 2018.

Stock Incentive Plans

The Company has issued stock options and restricted stock to employees under three 10-year stock incentive plans that were approved by stockholders in 1994, 2004 and 2015. The 1994 plan expired in 2004 and the 2004 Plan expired in 2015. In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares. As of December 31, 2020, 4,012,780 shares were available for grant. As of December 31, 2019, 4,729,863 shares were available for grant.

The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards is based on their fair value at the grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Pre-tax stock-based employee compensation expense was $8,735,000 in 2020 $(6,595,000 after tax), $8,630,000 in 2019 $(6,516,000 after tax) and $9,419,000 in 2018 $(7,111,000 after tax).

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

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2003. There were no stock options exercised during 2020, 2019 or 2018 and there are no stock options outstanding as of December 31, 2020 and 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

Restricted Stock

The Company has granted certain employees time lapse restricted stock which vest after a stipulated number of years from the grant date, depending on the terms of the issue. Time lapse restricted shares issued to date vest in 20 percent increments annually starting with the second anniversary of the grant. Grantees receive dividends declared and retain voting rights for the granted shares. The agreement under which the restricted stock is issued provides that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed. Upon termination of employment from RPC, with the exception of death (fully vests), disability or retirement (partially vests based on duration of service), shares with restrictions are forfeited in accordance with the plan.

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2020:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2020	2,393,557	$13.23
Granted	1,085,875	4.59
Vested	(875,202)	14.96
Forfeited	(369,051)	13.60
Non-vested shares at December 31, 2020	2,235,179	$6.81

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2019:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2019	2,352,150	$17.15
Granted	858,150	11.39
Vested	(625,465)	14.73
Forfeited	(191,278)	15.90
Non-vested shares at December 31, 2019	2,393,557	$13.23

The fair value of restricted share awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. The weighted average grant date fair value per share of these restricted stock awards was $4.59 for 2020, $11.39 for 2019 and $25.13 for 2018. The total fair value of shares vested was $3,474,000 during 2020, $7,026,000 during 2019 and $16,483,000 during 2018.

The consolidated statements of cash flows reflect discrete income tax adjustments that resulted in no detrimental impact in 2020 and $442,000 of detrimental impact in 2019 realized from tax compensation deductions and classified within operating activities as part of net income.

Other Information

As of December 31, 2020, total unrecognized compensation cost related to non-vested restricted shares was $40,891,000 which is expected to be recognized over a weighted-average period of 3.8 years.

Note 14: Related Party Transactions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $846,000 in 2020, $865,000 in 2019, and $873,000 in 2018. The Company’s receivable due from Marine Products for these services was $49,000 as of December 31, 2020 and $55,000 as of December 31, 2019. Many of the Company’s directors are also directors of Marine Products and the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business equipment or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1,030,000 in 2020, $1,625,000 in 2019 and $1,467,000 in 2018.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. Gary W. Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $104,000 in 2020, $104,000 in 2019 and $101,000 in 2018.

A group that includes the Company’s Chairman of the Board, Gary W. Rollins, who is also a director of the Company, and certain companies under his control, controls in excess of fifty percent of the Company’s voting power.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is currently a party to an operating lease agreement with 255 RC, LLC for a period of five years. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $200,000 in 2020 and $199,000 in 2019 and 2018 for the corporate aircraft. The Company has a payable to 255 RC, LLC of $1.2 million as of December 31, 2020 and $1.0 million as of December 31, 2019. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2020, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC and the undistributed earnings represented in retained earnings was approximately $462,440.

Note 15: Business Segment and Entity wide Disclosures

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

(in thousands)	2020	2019	2018
Technical Services:
Pressure Pumping	$221,597	$519,543	$945,919
Downhole Tools	195,052	414,352	423,811
Coiled Tubing	51,616	80,758	100,049
Nitrogen	30,213	45,658	49,198
Snubbing	8,016	14,520	17,818
All other	49,994	70,723	110,418
Total Technical Services	$556,488	$1,145,554	$1,647,213

Support Services:
Rental Tools	$25,280	$51,792	$50,809
All other	16,534	25,063	22,983
Total Support Services	$41,814	$76,855	$73,792

Total Revenues	$598,302	$1,222,409	$1,721,005

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

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2020, 2019 and 2018 are shown in the following table:

				Gain on	Impairment
	Technical	Support		disposition of	and other
(in thousands)	Services	Services	Corporate	assets, net	charges		Total
2020
Revenues	$556,488	$41,814	$—	$—	$—		$598,302
Operating (loss) profit	(82,525)	(6,714)	(12,426)	9,523	(217,493)	(1)	(309,635)
Capital expenditures	54,327	10,224	514	—	—		65,065
Depreciation and amortization	80,877	14,377	276	—	—		95,530
Identifiable assets	499,764	64,457	226,284	—	—		790,505
2019
Revenues	$1,145,554	$76,855	$—	$—	$—		$1,222,409
Operating (loss) profit	(32,993)	10,016	(12,745)	3,707	(82,273)	(2)	(114,288)
Capital expenditures	237,950	10,330	2,349	—	—		250,629
Depreciation and amortization	154,776	15,328	305	—	—		170,409
Identifiable assets	848,264	72,351	132,603	—	—		1,053,218
2018
Revenues	$1,647,213	$73,792	$—	$—	$—		$1,721,005
Operating profit (loss)	216,703	4,612	(14,629)	3,344	—		210,030
Capital expenditures	230,262	10,364	1,984	—	—		242,610
Depreciation and amortization	150,508	12,174	438	—	—		163,120
Identifiable assets	925,305	78,413	195,862	—	—		1,199,580

(1)Represents $212,292 related to technical services, $4,660 related to pension settlement loss and the remainder related to corporate expenses.
(2)Represents $80,263 related to technical services and $2,010 related to corporate expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

The following summarizes revenues for the United States and separately for all international locations combined for the years ended December 31, 2020, 2019 and 2018. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

Years ended December 31,	2020	2019	2018
(in thousands)
United States Revenues	$562,390	$1,157,760	$1,630,569
International Revenues	35,912	64,649	90,436
	$598,302	$1,222,409	$1,721,005

Note 16: Leases

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

The Company subleases certain real estate to third parties. Our sublease portfolio consists solely of operating leases. As of December 31, 2020, the Company had no operating leases that had not yet commenced. During the year ended December 31, 2020, the Company entered into new leases or modified existing leases that resulted in an increase of ROU assets in exchange for operating lease liabilities as disclosed below.

Lease position:

The table below presents the assets and liabilities related to operating leases recorded on the consolidated balance sheets:

December 31,	2020	2019
(in thousands)
Assets:
Operating lease right-of-use assets	$27,270	$33,850

Liabilities:
Current portion of operating leases	$9,192	$10,625
Long-term operating lease liabilities	21,090	28,378
Total lease liabilities	$30,282	$39,003

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2020, 2019 and 2018

Lease costs:

The components of lease expense are included in costs of goods sold, and selling, general and administrative expenses in the consolidated statements of operations as disclosed below

Year ended December 31,	2020	2019
(in thousands)
Operating lease cost	$8,373	$14,109
Short-term lease cost	2,577	7,254
Variable lease cost	624	521
Sublease income	(295)	(72)
Total lease cost	$11,279	$21,812

Total rental expense, including short-term rentals charged to operations related to operating leases under the previous lease standard, was $21.6 million in 2018.

Other information:
As of December 31,	2020	2019
Cash paid for amounts included in the measurement of lease liabilities – operating leases (in thousands)	$11,922	$12,863
ROU assets obtained in exchange for operating lease liabilities (in thousands)	$3,202	$7,992
Weighted average remaining lease term – operating leases (years)	5.2	5.5
Weighted average discount rate – operating leases	2.82%	3.58%

Lease Commitments:

Maturity of lease liabilities - Operating Leases:

As of December 31,	2020	2019
(in thousands)
2020	$—	$12,091
2021	9,911	9,623
2022	6,889	6,608
2023	4,135	4,153
2024	3,127	3,078
2025	2,181	_
Thereafter	6,404	9,132
Total lease payments	32,647	44,685
Less: Amounts representing interest	(2,365)	(5,682)
Present value of lease liabilities	$30,282	$39,003

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

As of the end of the period covered by this report, December 31, 2020 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 29 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2020 and issued a report thereon which is included on page 30 of this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers will be included in the RPC Proxy Statement for its 2021 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on Page 15 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2021 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2021 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership will be included in the RPC Proxy Statement for its 2021 Annual Meeting of Stockholders, in the sections “Capital Stock” and “Election of Directors.” This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2020.

	(A)		(C)
	Number of Securities	(B)	Number of Securities Remaining
	To Be Issued Upon	Weighted Average	Available for Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities Reflected in
Plan category	Rights	Warrants and Rights	Column (A))
Equity compensation plans approved by securityholders	—	$—	4,012,780	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	$—	4,012,780

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 13 to the consolidated financial statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2021 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the RPC Proxy Statement for its 2021 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled “Independent Registered Public Accounting Firm” in the RPC Proxy Statement for its 2021 Annual Meeting of Stockholders. This information is incorporated herein by reference.

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

10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).
10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).
10.14	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.15	Summary of Compensation Arrangements with Non-Employee Directors (incorporated herein by reference to Exhibit 10.15 to the form 10-K filed on February 28, 2019)
10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
10.20	Form of award agreement under Performance-Based Incentive Cash Compensation Plan (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on February 28, 2017).

Exhibits (inclusive of item 3 above):

Exhibit Number	Description

3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).
3.1C	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q filed August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated by reference to Exhibit 99 to the Registrant’s Current Report on Form 8-K filed on February 2, 2021).
4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
4.2	Description of Registrant's Securities. (incorporated herein by reference to Exhibit 4.2 to the Form 10-K filed on February 28, 2020).
10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).
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

10.6	Form of Time Lapse Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 2, 2004).
10.7	Form of Performance Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 2, 2004).

Exhibit Number	Description

10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).
10.9	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).
10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).
10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).
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

10.22

Amendment to No. 5 to Credit Agreement dated as of July 26, 2020 among RPC, Bank of America, N.A., certain other lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99 to the Registrants Current Report on Form 8-K filed on October 1, 2020).

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

February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2021

/s/ Ben M. Palmer
Ben M. Palmer	Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 26, 2021

The Directors of RPC (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

Gary W. Rollins, Director	Amy R. Kreisler, Director
Jerry W. Nix, Director	Pamela R. Rollins, Director
Harry J. Cynkus, Director	Patrick J. Gunning, Director
Susan R. Bell, Director

/s/	Richard A. Hubbell
Richard A. Hubbell
Director and as Attorney-in-fact
February 26, 2021

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended
	December 31, 2020, 2019 and 2018
	Balance at	Charged to			Balance
	Beginning	Costs and	Net (Deductions)		at End of
(in thousands)	of Period	Expenses	Recoveries		Period
Year ended December 31, 2020
Credit loss allowance for accounts receivable	$5,181	$342	$(708)	(1)	$4,815
Deferred tax asset valuation allowance	$471	$—	$19	(2)	$490
Reserve for obsolete or slow moving inventory	$10,467	$5,826	$(2,464)	(3)	$13,829
Year ended December 31, 2019
Credit loss allowance for accounts receivable	$4,813	$1,481	$(1,113)	(1)	$5,181
Deferred tax asset valuation allowance	$445	$—	$26	(2)	$471
Reserve for obsolete or slow moving inventory	$10,169	$6,467	$(6,169)	(3)	$10,467
Year ended December 31, 2018
Credit loss allowance for accounts receivable	$4,471	$588	$(246)	(1)	$4,813
Deferred tax asset valuation allowance	$3,994	$—	$(3,549)	(2)	$445
Reserve for obsolete or slow moving inventory	$3,875	$8,088	$(1,794)	(3)	$10,169

(1)	Net (deductions) recoveries in the credit loss allowance principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	The valuation allowance for deferred tax assets is increased or decreased each year to reflect the net operating losses, foreign tax credits and capital losses that management believes will not be utilized before they expire.
(3)	Net (deductions) recoveries in the reserve for obsolete or slow moving inventory principally reflect the write-off and/ or disposal of previously reserved inventory.