Form 10-Q
period 2021-03-31
RPC INC
filed 2021-04-30
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of April 23, 2021, RPC, Inc. had 215,735,024 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(In thousands)

(Unaudited)

	March 31,	December 31,
	2021	2020
		(Note 1)
ASSETS
Cash and cash equivalents	$85,421	$84,496
Accounts receivable, net of allowance for credit losses of $5,717 in 2021 and $4,815 in 2020	186,891	161,771
Inventories	80,165	82,918
Income taxes receivable	82,612	82,943
Prepaid expenses	8,027	9,124
Assets held for sale	4,032	4,032
Other current assets	2,493	3,075
Total current assets	449,641	428,359
Property, plant and equipment, less accumulated depreciation of $788,922 in 2021 and $790,712 in 2020	257,309	264,411
Operating lease right-of-use assets	25,400	27,270
Goodwill	32,150	32,150
Other assets	35,573	38,315
Total assets	$800,073	$790,505
LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$60,649	$41,080
Accrued payroll and related expenses	23,074	18,428
Accrued insurance expenses	4,443	5,489
Accrued state, local and other taxes	4,539	2,788
Income taxes payable	1,302	1,115
Current portion of operating lease liabilities	8,594	9,192
Other accrued expenses	946	1,473
Total current liabilities	103,547	79,565
Long-term accrued insurance expenses	10,543	11,822
Long-term pension liabilities	31,088	33,080
Deferred income taxes	12,631	13,332
Long-term operating lease liabilities	19,088	21,090
Other long-term liabilities	—	49
Total liabilities	176,897	158,938
Common stock	21,574	21,495
Capital in excess of par value	—	—
Retained earnings	619,019	627,778
Accumulated other comprehensive loss	(17,417)	(17,706)
Total stockholders’ equity	623,176	631,567
Total liabilities and stockholders’ equity	$800,073	$790,505

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Revenues	$182,610	$243,777
Cost of revenues (exclusive of items shown below)	146,223	181,944
Selling, general and administrative expenses	30,595	36,530
Impairment and other charges	—	205,536
Depreciation and amortization	17,773	39,293
Gain on disposition of assets, net	(1,460)	(819)
Operating loss	(10,521)	(218,707)
Interest expense	(380)	(113)
Interest income	18	334
Other income (expense), net	507	(308)
Loss before income taxes	(10,376)	(218,794)
Income tax benefit	(714)	(58,371)
Net loss	$(9,662)	$(160,423)
Loss per share
Basic	$(0.05)	$(0.76)
Diluted	$(0.05)	$(0.76)

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Net loss	$(9,662)	$(160,423)
Other comprehensive income (loss):
Pension adjustment	153	732
Foreign currency translation	136	(712)
Comprehensive loss	$(9,373)	$(160,403)

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands)

(Unaudited)

	Three months ended March 31, 2021
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2020	214,951	$21,495	$—	$627,778	$(17,706)	$631,567
Stock issued for stock incentive plans, net	924	93	1,446	—	—	1,539
Stock purchased and retired	(140)	(14)	(1,446)	903	—	(557)
Net loss	—	—	—	(9,662)	—	(9,662)
Pension adjustment	—	—	—	—	153	153
Foreign currency translation	—	—	—	—	136	136
Balance, March 31, 2021	215,735	$21,574	$—	$619,019	$(17,417)	$623,176

	Three months ended March 31, 2020
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2019	214,423	$21,443	$—	$832,113	$(23,223)	$830,333
Stock issued for stock incentive plans, net	1,014	100	1,997	—	—	2,097
Stock purchased and retired	(177)	(17)	(1,997)	1,222	—	(792)
Net loss	—	—	—	(160,423)	—	(160,423)
Pension adjustment	—	—	—	—	732	732
Foreign currency translation	—	—	—	—	(712)	(712)
Balance, March 31, 2020	215,260	$21,526	$—	$672,912	$(23,203)	$671,235

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(9,662)	$(160,423)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	17,800	39,532
Stock-based compensation expense	1,539	2,097
Gain on disposition of assets, net	(1,460)	(819)
Deferred income tax benefit	(752)	(33,495)
Impairment and other non-cash charges	—	205,437
(Increase) decrease in assets:
Accounts receivable	(25,076)	(5,664)
Income taxes receivable	331	(10,855)
Inventories	2,800	3,286
Prepaid expenses	1,097	1,753
Other current assets	614	81
Other non-current assets	2,735	4,980
Increase (decrease) in liabilities:
Accounts payable	18,155	17,004
Income taxes payable	187	257
Accrued payroll and related expenses	4,638	182
Accrued insurance expenses	(1,046)	(448)
Accrued state, local and other taxes	1,751	1,347
Other accrued expenses	(1,611)	(2,733)
Pension liabilities	(1,788)	(5,070)
Long-term accrued insurance expenses	(1,279)	825
Other long-term liabilities	291	(2,435)
Net cash provided by operating activities	9,264	54,839
INVESTING ACTIVITIES
Capital expenditures	(11,750)	(25,019)
Proceeds from sale of assets	3,968	3,595
Net cash used for investing activities	(7,782)	(21,424)
FINANCING ACTIVITIES
Cash paid for common stock purchased and retired	(557)	(792)
Net cash used for financing activities	(557)	(792)
Net increase in cash and cash equivalents	925	32,623
Cash and cash equivalents at beginning of period	84,496	50,023
Cash and cash equivalents at end of period	$85,421	$82,646

Supplemental cash flows disclosure:
Income taxes refund, net	$(481)	$(12,281)
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$5,271	$7,250

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020.

A group that includes the Company’s Chairman of the Board, Gary W. Rollins, controls in excess of fifty percent of the Company’s voting power.

2.    RECENT ACCOUNTING STANDARDS

The FASB issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Standards:

● Accounting Standards Update (ASU) No. 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing the exceptions to the incremental approach for intra-period tax allocation in certain situations, requirement to recognize a deferred tax liability for a change in the status of a foreign investment, and the general methodology for computing income taxes in an interim period when year-to date loss exceeds the anticipated loss for the year. The amendments also simplify the accounting for income taxes with regard to franchise tax, evaluation of step up in the tax basis goodwill in certain business combinations, allocating current and deferred tax expense to legal entities that are not subject to tax and enacted change in tax laws or rates. The Company adopted these provisions in the first quarter of 2021 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

●	ASU No. 2020-04 — Reference Rate Reform (Topic 848): The amendments in this ASU, provides optional guidance for a limited time to ease the impact of the reference rate reform on financial reporting. The amendments, which are elective, provide expedients to contract modifications, affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or other reference rate that is expected to be discontinued due to reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company will adopt these provisions when LIBOR is discontinued, and does not expect adoption to have a material impact on its consolidated financial statements.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended
	March 31,
(in thousands)	2021	2020
Oilfield services transferred at a point in time	$—	$—
Oilfield services transferred over time	182,610	243,777
Total revenues	$182,610	$243,777

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net on the consolidated balance sheets are shown below:

	March 31,	December 31,
(in thousands)	2021	2020
Unbilled trade receivables	$50,370	$29,754

Substantially all of the unbilled trade receivables disclosed were or are expected to be invoiced during the following quarter.

4.    IMPAIRMENT AND OTHER CHARGES

The Company recorded the following pre-tax charges during the three months ended March 31, 2021 and 2020 which are reflected in “Impairment and other charges” in the consolidated statements of operations:

	Three months ended
	March 31,	March 31,
(in thousands)	2021	2020

Long-lived asset impairments (1)	$—	$204,765
Severance costs	—	395
Other (2)	—	376
Total	$—	$205,536

(1).     Relates solely to the Technical Services segment and primarily includes pressure pumping and coiled tubing assets.

(2).     Includes interest costs related to leased assets that were impaired in the third and fourth quarter of 2019 and additional costs related to abandoned assets.

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

	Three months ended
	March 31,
(In thousands)	2021	2020
Net loss available for stockholders :	$(9,662)	$(160,423)
Less: Adjustments for earnings attributable to participating securities	—	—
Net loss used in calculating earnings per share	$(9,662)	$(160,423)

Weighted average shares outstanding (including participating securities)	215,538	215,007
Adjustment for participating securities	(2,579)	(2,696)
Shares used in calculating basic and diluted earnings per share	212,959	212,311

6.    STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others incentive and non-qualified stock options and restricted shares. As of March 31, 2021, there were 3,089,330 shares available for grant.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2021	2020
Pre-tax expense	$1,539	$2,097
After tax expense	$1,154	$1,583

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2021:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at December 31, 2020	2,235,179	$6.81
Granted	1,010,700	3.87
Vested	(429,748)	15.02
Forfeited	(87,250)	6.93
Non-vested shares at March 31, 2021	2,728,881	$7.91

The total fair value of shares vested was $1,732,000 during the three months ended March 31, 2021 and $2,461,000 during the three months ended March 31, 2020. Excess tax benefits or deficits realized from tax compensation deductions in excess of, or lower than compensation expense are recorded as either a beneficial or detrimental discrete tax adjustment. This was a detrimental adjustment of $1,160,000 for the three months ended March 31, 2021 and a detrimental adjustment of $1,631,000 for the three months ended March 31, 2020.

As of March 31, 2021, total unrecognized compensation cost related to non-vested restricted shares was $43,264,000 which is expected to be recognized over a weighted-average period of 4.6 years.

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

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended
	March 31,
(in thousands)	2021	2020
Technical Services:
Pressure Pumping	$74,900	$96,765
Downhole Tools	56,377	85,908
Coiled Tubing	14,768	16,239
Nitrogen	11,160	9,931
Snubbing	3,832	2,304
All other	11,604	16,553
Total Technical Services	$172,641	$227,700

Support Services:
Rental Tools	$6,032	$10,404
All other	3,937	5,673
Total Support Services	$9,969	$16,077
Total Revenues	$182,610	$243,777

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes revenues for the United States and separately for all international locations combined for the three months ended March 31, 2021 and 2020. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

	Three months ended
	March 31,
(in thousands)	2021	2020

United States revenues	$172,929	$227,994
International revenues	9,681	15,783
Total revenues	$182,610	$243,777

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

Summarized financial information with respect RPC’s reportable segments for the three months ended March 31, 2021 and 2020 are shown in the following table:

	Three months ended
	March 31,
(in thousands)	2021	2020
Revenues:
Technical Services	$172,641	$227,700
Support Services	9,969	16,077
Total revenues	$182,610	$243,777
Operating (loss) income:
Technical Services	$(5,762)	$(12,207)
Support Services	(2,896)	1,547
Corporate Expenses	(3,323)	(3,330)
Impairment and Other Charges (1)	-	(205,536)
Gain on disposition of assets, net	1,460	819
Total operating loss	$(10,521)	$(218,707)
Interest expense	(380)	(113)
Interest income	18	334
Other income (expense) , net	507	(308)
Loss before income taxes	$(10,376)	$(218,794)
(1)	Relates exclusively to Technical Services.

As of and for the three months ended	Technical	Support
March 31, 2021	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$15,728	$1,977	$68	$17,773
Capital expenditures	9,648	1,937	165	11,750
Identifiable assets	$507,815	$70,304	$221,954	$800,073

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended	Technical	Support
March 31, 2020	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$36,995	$2,228	$70	$39,293
Capital expenditures	20,338	4,681	—	25,019
Identifiable assets	$654,354	$70,022	$173,254	$897,630

8.    CURRENT EXPECTED CREDIT LOSSES

The Company utilizes an expected credit loss model for valuing its accounts receivable, a financial asset measured at amortized cost. The Company is exposed to credit losses primarily from providing oilfield services. The Company’s expected credit loss allowance for accounts receivable is based on historical collection experience, current and future economic and market conditions and a review of the current status of customers’ account receivable balances. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on aging of the account receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible and recoveries of amounts previously written off are recorded when collected. Estimates used to determine the allowance for current expected credit losses are based on an assessment of anticipated payment and all other historical, current and future information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Three months ended March 31,	2021	2020
(in thousands)
Beginning balance	$4,815	$5,181
Provision (benefit) for current expected credit losses	946	212
Write-offs	(53)	(301)
Recoveries collected (net of expenses)	9	8
Ending balance	$5,717	$5,100

9.    INVENTORIES

Inventories of $80,165,000 at March 31, 2021 and $82,918,000 at December 31, 2020 consist of raw materials, parts and supplies.

10.    EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan:

	Three months ended
	March 31,
(in thousands)	2021	2020
Interest cost	$247	$411
Expected return on plan assets	(377)	(395)
Amortization of net losses	202	246
Net periodic benefit cost	$72	$262

The Company did not make a contribution to this plan during the three months ended March 31, 2021 or March 31, 2020.

In October 2020, the Company amended the Retirement Income Plan to add a limited lump-sum payment window for vested terminated participants who had terminated employment before July 1, 2020 and for active employees who reached age 59 ½ by

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2020, with a vested balance. The participants could elect to receive their vested balance immediately as a lump-sum or by initiating a monthly annuity payment. The lump-sum payment window offering ended during the fourth quarter of 2020 and plan assets were used to fund participant elections. The resulting non-cash settlement charges represent the accelerated recognition of actuarial losses reflected in Accumulated Other Comprehensive Income (Loss) (AOCI). A settlement loss of $4.7 million associated with the acceptance of these lump-sum payments was included as part of impairment and other charges during the fourth quarter of 2020.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and Company owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading, and are stated at fair value totaling $29.6 million as of March 31, 2021 and $32.0 million as of December 31, 2020. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses. Trading gains, net related to the SERP assets were approximately as follows:

	Three months ended
	March 31,
(in thousands)	2021	2020
Trading gains (losses), net	$471	$(4,987)

The SERP liabilities includes participant deferrals net of distributions and is recorded on the consolidated balance sheets in long-term pension liabilities with any change in the fair value recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

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

The Credit Agreement includes the following covenants: (i) when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum debt service coverage ratio of 2.00:1.00, and (ii)  when RPC's trailing four quarter EBITDA is less than $50 million, a minimum tangible net worth of no less than $400 million.

As of March 31, 2021, the Company was in compliance with these covenants.

Revolving loans under the amended revolving credit facility bear interest at one of the following two rates at the Company’s election:

●	the Eurodollar Rate, which is the rate per annum equal to the London Interbank Offering Rate (“LIBOR”); plus, a margin ranging from 1.125% to 2.125%, based on a quarterly consolidated leverage ratio calculation; or

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.4 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance of $0.3 million at March 31, 2021 is classified as part of non-current other assets.

As of March 31, 2021, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $18.2 million; therefore, a total of $81.8 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan cost, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2021	2020
Interest incurred	$41	$113
Interest paid	42	40

12.  INCOME TAXES

The effective tax rate for the first quarter of 2021 reflects a benefit of 6.9 percent, compared to a benefit of 26.7 percent for the first quarter of the prior year. Historically, the Company has determined its quarterly income tax expense (benefit) under ASC 740, Income Taxes (“ASC 740”) by computing an estimated annual effective tax rate and applying the rate to the current period income (loss) and adjusting for discrete items including changes to prior period estimates. However, the Company recorded income taxes for the first quarter of 2021, using the discrete method, provided for under ASC 740-270-30-18, by applying the actual year-to-date effective tax rate to its current period pre-tax loss for the quarter. The Company believes at this time that the discrete method provides a more reliable estimate of its income tax benefit for the three months ended March 31, 2021 because small changes in the projected annual income resulted in significant changes to the estimated annual effective tax rate.

The effective tax rate for the first quarter of 2021 reflects a net discrete provision totaling $1.2 million compared to a net discrete provision totaling $22.8 million for the first quarter of 2020. The effective rate for both the first quarter of 2021 and the first quarter of 2020 include discrete adjustments related to share based compensation of $1.2 million and $1.6 million, respectively. Additionally, the effective rate for the first quarter of 2020 reflects tax impacts from the provisions provided for in the Coronavirus Aid Relief and Economic Securities Act of 2020 (“CARES Act”), including the revaluation impact of certain deferred tax assets and liabilities that were recognized in 2020, partially offset by the beneficial revaluation of net operating losses related to tax year 2019 which the Company carried back to the 2014 tax year.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of March 31, 2021 and December 31, 2020:

Fair Value Measurements at March 31, 2021 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$147	$147	$—	$—
Investments measured at net asset value	$29,585

Fair Value Measurements at December 31, 2020 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$132	$132	$—	$—
Investments measured at net asset value	$32,039

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, as described in Note 10, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance or investment company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended March 31, 2021, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at March 31, 2021 and December 31, 2020. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 11. The Company is subject to interest rate risk on the variable component of the interest rate.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The non-recurring fair value measurement of both these asset categories are reflected in the table below:

Fair Value Measurements at March 31, 2021 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$4,032	$—	$4,032	$—

Fair Value Measurements at December 31, 2020 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$4,032	$—	$4,032	$—

14.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2020	$(15,181)	$(2,525)	$(17,706)
Change during the period:
Before-tax amount	—	136	136
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	153	—	153
Total activity for the period	153	136	289
Balance at March 31, 2021	$(15,028)	$(2,389)	$(17,417)
(1)	Reported as part of selling, general and administrative expenses.

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2019	$(20,908)	$(2,315)	$(23,223)
Change during the period:
Before-tax amount	—	(712)	(712)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	732	—	732
Total activity for the period	732	(712)	20
Balance at March 31, 2020	$(20,176)	$(3,027)	$(23,203)
(1)	Reported as part of selling, general and administrative expenses.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also “Forward-Looking Statements” on page 28.

RPC, Inc. (“RPC”) provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest, Rocky Mountain and Appalachian regions, and in selected international locations. The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells. We continuously monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel. Our financial results are affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities.

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020 is incorporated herein by reference. In 2020, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the three months ended March 31, 2021, capital expenditures totaled $11.8 million, primarily for capitalized maintenance of our existing equipment and selected new revenue producing equipment.

The oil and gas industry experienced an unprecedented disruption during 2020 due to the substantial decline in global demand for oil caused by the combined impact of the OPEC disputes, and the COVID-19 pandemic that has continued during the first quarter of 2021. The pandemic has significantly impacted the economic conditions in the United States, as federal, state and local governments have reacted to the public health crisis, creating significant uncertainties in the United States, as well as the global economy. RPC continued our regular operations during the period since we function as an essential infrastructure business in the energy sector under guidance issued by the Department of Homeland Security. In response to the pandemic, RPC instituted strict procedures to assess employee health and safety while in its facilities or on operational locations.

During the first quarter of 2021, revenues of $182.6 million decreased by $61.2 million or 25.1 percent compared to the same period in the prior year. The decrease in revenues is due to significantly lower activity levels and lower pricing within most of RPC’s service lines. The economic slowdown that ocurred due to the COVID-19 pandemic began at the end of the first quarter of 2020, therefore the impact was not felt for the entire first quarter of 2020 contributing to the significant decline in revenues during the first quarter of 2021 compared to the prior year. International revenues for the first quarter of 2021 decreased 39.0 percent to $9.7 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the future.

Cost of revenues decreased during the first quarter of 2021 in comparison to the same period of the prior year primarily due to decreases in expenses consistent with lower activity levels and RPC’s cost reduction initiatives. Cost of revenues as a percentage of revenues increased primarily due to labor and other cost inefficiencies resulting from lower activity levels and pricing, as well as increased fuel costs, in the first quarter as compared to the prior year

Selling, general and administrative expenses were $30.6 million in the first quarter of 2021 compared to $36.5 million in the first quarter of 2020. These expenses decreased due to lower employment costs, primarily the result of cost reduction initiatives during previous quarters. These expenses increased from 15.0 percent of revenues in the first quarter of 2020 to 16.8 percent of revenues in the first quarter of 2021 due to the fixed nature of many of these expenses during the short term.

In connection with the preparation of our financial statements for the quarter ended March 31, 2020, we recorded impairment and other charges, primarily non-cash, of $205.5 million. These charges were recorded in connection with the decline in the fair value of several of our business units within RPC’s Technical Services operating segment.

Loss before income taxes was $10.4 million for the three months ended March 31, 2021 compared to $218.8 million loss before income taxes in the same period of 2020. Diluted loss per share was $0.05 for the three months ended March 31, 2021 compared to

RPC, INC. AND SUBSIDIARIES

diluted loss per share of $0.76 in the same period of 2020. Cash provided by operating activities decreased to $9.3 million for the three months ended March 31, 2021 compared to $54.8 million in the same period of 2020 due to lower revenues resulting from lower activity levels and pricing, coupled with a smaller favorable change in working capital.

We expect capital expenditures in 2021 will be approximately $55 million, and will be directed mostly towards capitalized maintenance of our existing equipment, as well as upgrades of selected pressure pumping equipment for dual-fuel capability.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,083 during the fourth quarter of 2018. Between the fourth quarter of 2018 and the third quarter of 2020, the drilling rig count fell by 77 percent. During the third quarter of 2020, the U.S. domestic drilling rig count reached the lowest level recorded up to that time. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets resulting from the decline in global oil demand associated with the COVID-19 pandemic which began in the first quarter of 2020. RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions during 2018 increased by approximately 25 percent compared to 2017, and by approximately five percent in 2019 compared to 2018. Well completions in 2020 decreased by approximately 49 percent compared to 2019. Although the price of oil and well completions increased in the first quarter of 2021, we believe that U.S. oilfield well completion activity will remain weak during the near term because of continued projections of depressed industry activity.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. Following the trough of the most recent oilfield downturn in the second quarter of 2020, the average price of oil has risen by more than 100 percent in the first quarter of 2021 compared to the average price of oil in the second quarter of 2020. The average price of natural gas has also risen by more than 100 percent during the same time period, due to steady demand for natural gas and normal seasonal demand in the first quarter of 2021. Following a low price of $0.23 per gallon in the first quarter of 2020, the price of benchmark natural gas liquids has risen to $0.90 per gallon in the first quarter of 2021, an increase of almost 300 percent. The price increases in these commodities during the past three quarters are encouraging, and RPC believes that they have encouraged our customers to continue increasing drilling and completion activities. We remain cautious, however, because we do not believe that current commodity prices are sufficiently high to encourage our customers to continue increasing their drilling and production activities to previous cyclical peak levels.

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

We continue to monitor the market for our services and the competitive environment. An increasingly important factor impacting the demand for our services is the growing efficiency with which oilfield completion crews are providing services. We began to observe this in 2018, and we believe that this higher efficiency has contributed to the oversupplied nature of the oilfield services market. In addition, the U.S. domestic rig count began to decline during the first quarter of 2019, and by the beginning of the second quarter of 2020 had fallen to the lowest level ever recorded. Combined with the long-term trend of increased efficiency, the U.S. domestic rig count levels when compared to periods prior to 2018 has continued to negatively impact activity levels and pricing for our services.

RPC expanded its fleet of revenue-producing equipment in 2019, while also retiring older equipment which could no longer function effectively in service-intensive operating environments. We continue to selectively upgrade our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection. However, we do not currently expect to meaningfully increase our fleet capacity either through purchases of new equipment or bringing idled equipment into service until the projected financial returns for such an investment are justified. Our consistent response to the near-term potential of lower activity levels and competitive pricing has been to undertake moderate fleet expansions which we believe will allow us to maintain a strong balance sheet, while also positioning RPC for long-term growth and strong financial returns.

RPC, INC. AND SUBSIDIARIES

In connection with the preparation of our financial statements for the quarter ended March 31, 2020, the Company recorded long-lived asset impairment and other charges of $205.5 million. We are aware that our customers have been forced to conduct their operations with limited access to outside capital for the first time in many years, and we anticipate that this aspect of exploration and production financing will remain in place for the foreseeable future, thereby impacting the volume of future drilling and completion of new wells.

Results of Operations

	Three months ended
	March 31
	2021	2020

Consolidated revenues [in thousands]	$182,610	$243,777
Revenues by business segment [in thousands]:
Technical	$172,641	$227,700
Support	9,969	16,077

Consolidated operating loss [in thousands]	$(10,521)	$(218,707)
Operating (loss) profit by business segment [in thousands]:
Technical	$(5,762)	$(12,207)
Support	(2,896)	1,547
Corporate	(3,323)	(3,330)
Impairment and other charges (1)	—	(205,536)
Gain on disposition of assets, net	1,460	819

Percentage cost of revenues to revenues	80.1%	74.6%
Percentage selling, general & administrative expenses to revenues	16.8%	15.0%
Percentage depreciation and amortization expense to revenues	9.7%	16.1%
Average U.S. domestic rig count	396	785
Average natural gas price (per thousand cubic feet (mcf))	$3.59	$1.92
Average oil price (per barrel)	$58.13	$47.23
(1)	2020 relates exclusively to Technical Services.

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THREE MONTHS ENDED MARCH 31, 2020

Revenues. Revenues of $182.6 million for the three months ended March 31, 2021 decreased 25.1 percent compared to the three months ended March 31, 2020. Domestic revenues of $172.9 million decreased 24.0 percent for the three months ended March 31, 2021 compared to the same period in the prior year. The decrease in revenues was due to significantly lower activity levels and pricing compared to the first quarter of the prior year. International revenues of $9.7 million decreased 39.0 percent for the three months ended March 31, 2021 compared to the same period in the prior year.

During the first quarter of 2021, the average price of natural gas was 87.0 percent higher and the average price of oil was 23.1 percent higher, both as compared to the same period in the prior year. The average domestic rig count during the first quarter of 2021 was 49.6 percent lower than the same period in 2020.

The Technical Services segment revenues for the first quarter of 2021 decreased by 24.2 percent compared to the same period of the prior year due to significantly lower activity and pricing. The Support Services segment revenues for the first quarter of 2021 decreased by 38.0 percent compared to the same period in the prior year. This decrease was due principally to significantly lower activity levels for rental tools. Technical Services reported an operating loss of $5.8 million during the first quarter of 2021 compared to an operating loss of $12.2 million in the first quarter of 2020 due to lower pricing and activity levels. Support Services reported an operating loss of $2.9 million for the first quarter of 2021 compared to operating profit of $1.5 million for the first quarter of 2020 due to lower revenues from reduced activity levels.

RPC, INC. AND SUBSIDIARIES

Cost of revenues. Cost of revenues decreased 19.6 percent to $146.2 million for the three months ended March 31, 2021 compared to $181.9 million for the three months ended March 31, 2020. Cost of revenues declined primarily due to decreases in expenses consistent with lower activity levels and RPC’s cost reduction initiatives. Cost of revenues as a percentage of revenues increased primarily due to labor and other cost inefficiencies resulting from lower activity levels, as well as increased fuel costs, in the first quarter of 2021 as compared to the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses were $30.6 million for the three months ended March 31, 2021 and $36.5 million for the three months ended March 31, 2020. These expenses decreased due to lower employment costs, primarily the result of cost reduction initiatives during previous quarters. These expenses increased from 15.0 percent of revenues in the first quarter of 2020 to 16.8 percent of revenues in the first quarter of 2021 due to the fixed nature of many of these expenses during the short term.

Depreciation and amortization. Depreciation and amortization decreased 54.8 percent to $17.8 million for the three months ended March 31, 2021, compared to $39.3 million for the three months ended March 31, 2020. Depreciation and amortization decreased significantly because of the asset impairment charges recorded during the previous quarters.

Impairment and other charges. There were no impairment and other charges for the three months ended March 31, 2021 and $205.5 million for the three months ended March 31, 2020. See Note 4 of the notes to the consolidated financial statements for a detail of these charges.

Gain on disposition of assets, net. Gain on disposition of assets, net was $1.5 million for the three months ended March 31, 2021 compared to a gain on disposition of assets of $0.8 million for the three months ended March 31, 2020. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income (expense), net. Other income, net was $507 thousand for the three months ended March 31, 2021 compared to other expense, net of $308 thousand for the same period in the prior year.

Interest expense. Interest expense was $380 thousand for the three months ended March 31, 2021 compared to $113 thousand for the three months ended March 31, 2020. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs. The increase in interest expense during the first quarter of 2021 is primarily due to the interest charged in connection with resolution of a state well servicing tax audit.

Income tax benefit. Income tax benefit was $0.7 million during the three months ended March 31, 2021 compared to $58.4 million income tax benefit for the same period in 2020. The effective benefit rate was 6.9 percent for the three months ended March 31, 2021 compared to a 26.7 percent effective benefit rate for the three months ended March 31, 2020. The effective rate for the first quarter of 2021 reflects net detrimental discrete item totaling $1.2 million, related to restricted stock vesting.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents as of March 31, 2021 were $85.4 million. The following table sets forth the historical cash flows for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(In thousands)	2021	2020
Net cash provided by operating activities	$9,264	$54,839
Net cash used for investing activities	(7,782)	(21,424)
Net cash used for financing activities	(557)	(792)

Cash provided by operating activities for the three months ended March 31, 2021 decreased by $45.6 million compared to the same period in the prior year. This decrease is due primarily to lower revenues resulting from lower activity levels and pricing coupled with a smaller favorable changes in working capital during the three months ended March 31, 2021. The net favorable change in

RPC, INC. AND SUBSIDIARIES

working capital is due primarily to favorable changes of $18.2 million in accounts payable and $4.7 million in accrued payroll and related expense, partially offset by an unfavorable changes of $25.1 million in accounts receivable.

Cash used for investing activities for the three months ended March 31, 2021 decreased by $13.6 million compared to the three months ended March 31, 2020, primarily because of a reduction in capital expenditures coupled with an increase in proceeds from the sale of assets.

Cash used for financing activities for the three months ended March 31, 2021 decreased by $0.2 million primarily as a result lower cost of repurchases of the Company’s shares for taxes related to the vesting of restricted shares.

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2021 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company’s decisions about the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not expect to need our revolving credit facility to meet these liquidity requirements.

The Company currently has a $100 million revolving credit facility that matures in July 2023, as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On September 25, 2020, the Company further amended the revolving credit facility. Among other matters, the amendment (1) reduced the maximum amount available for borrowing from $125 million to $100 million, (2) decreased the minimum tangible net worth covenant level from not less than $600 million to not less than $400 million, and (3) increased the margin spreads and commitment fees payable by 37.5 and 5 basis points, respectively, at each pricing level of the applicable rate without any changes to the leverage ratios used to calculate such spreads. As of March 31, 2021, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $18.2 million; therefore, a total of $81.8 million of the facility was available. The Company was in compliance with the credit facility financial covenants as of March 31, 2021. For additional information with respect to RPC’s facility, see Note 11 of the Notes to Consolidated Financial Statements included in this report.

Cash Requirements

The Company currently expects that capital expenditures will be approximately $55 million during 2021, of which $11.8 million has been spent as of March 31, 2021. We expect capital expenditures for the remainder of 2021 will be directed mostly towards capitalized maintenance of our existing equipment, as well as upgrades of selected pressure pumping equipment for dual-fuel capability. The actual amount of 2021 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable. There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the three months ended March 31, 2021, the Company did not make a cash contribution to the plan and does not currently expect to make any additional contributions for the remainder of 2021.

As of March 31, 2021, the Company’s stock buyback program authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. No shares have been purchased on the open market during the three months ended March 31, 2021, and 8,248,184 shares remain available to be repurchased under the current authorization. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

RPC, INC. AND SUBSIDIARIES

On July 22, 2019, the Board of Directors voted to suspend RPC’s dividend to common stockholders. The Company expects to resume cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company has no timetable for the resumption of dividends.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. In addition, labor costs declined during 2020 due to the significant decline in oilfield activity. However, during the fourth quarter of 2020 and the first quarter of 2021, the price of labor began to rise due to increasing oilfield activity and the departure of skilled labor from the domestic oilfield industry during 2020. Also, the prices of raw materials used in the Company’s operations have began to increase because many suppliers of these materials ceased operations or materials availability have been interupted by adverse weather conditions. The Company is attempting to pass these price increases along to our customers, but due to the competitive nature of the oilfield services business, there is no assurance that these efforts will be successful.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

Effective February 28, 2001, the Company spun-off the business conducted through Chaparral Boats, Inc., RPC’s former powerboat manufacturing segment. In conjunction with the spin-off, RPC and Marine Products Corporation entered into various agreements that define the companies’ relationship. During the three months ended March 31, 2021, RPC charged Marine Products Corporation for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $219,000 for the three months ended March 31, 2021 compared to $217,000 for the comparable period in 2020.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $266,000 for the three months ended March 31, 2021 and $411,000 for the three months ended March 31, 2020.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. Gary W. Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on three months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $26,000 for the three months ended March 31, 2021 and $18,000 for the three months ended March 31, 2020.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020. There have been no significant changes in the critical accounting policies since year-end.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include without limitation statements regarding natural gas prices, production levels and drilling activities; our belief that oil-directed drilling will continue to represent the majority of the total drilling rig activity; our continued belief in the long-term stability for our business; our belief that unconventional wells will continue to comprise the majority of drilling activities; our expectation to continue to focus on the development of international growth opportunities; our belief that international revenues will continue to be less than ten percent (10%) of our consolidated revenues; the impact of lawsuits, legal proceedings and claims on our financial position and results of operation; our belief that recent price increases have encouraged our customers to increase drilling and completion activities; our belief that oil-directed drilling will remain the majority of domestic drilling and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near-term; our belief that oilfield well completion activity will remain weak during the near-term; our belief that little or no access to outside capital for exploration and production financing will remain in place for the foreseeable future and impact the volume of drilling and completion of new wells; our expectations about contributions to the defined benefit pension plan in 2021; our ability to meet our cash requirements in the future; the estimated amount and focus of our capital expenditures; our belief that we will not need our revolving credit facility to meet our liquidity requirements; our expectations to resume payments of cash dividends; our expectations regarding the costs of skilled labor and many of the raw materials used in providing our services; estimates made with respect to our critical accounting policies; the effect of new accounting standards; and the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the combined impact of the OPEC disputes and the COVID-19 pandemic on our operating results, the declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, the potential impact of possible future regulations on hydraulic fracturing on our business, risks of international operations, and reliance on large customers. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in this 10-Q.

RPC, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of March 31, 2021, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, March 31, 2021 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A. RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased by the Company and affiliated purchasers in the first quarter of 2021 are outlined below.

				Total Number	Maximum
				of Shares (or	Number (or
				Units)	Approximate
				Purchased as	Dollar Value) of
				Part of	Shares (or Units)
	Total Number of		Average Price	Publicly	that May Yet Be
	Shares		Paid Per	Announced	Purchased Under
	(or Units)		Share	Plans or	the Plans or
Period	Purchased		(or Unit)	Programs (1)	Programs (1)

January 1, 2021 to January 31, 2021	139,519	(2)	$4.00	—	8,248,184
February 1, 2021 to February 28, 2021	—		—	—	8,248,184
March 1, 2021 to March 31, 2021	—		—	—	8,248,184
Totals	139,519		$4.00	—	8,248,184
(1)

The Company has a stock buyback program initially adopted in 1998 (and subsequently amended in 2013 and 2019) that authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. There were no shares purchased on the open market during 2021 and 8,248,184 remain available to be repurchased under the current authorization as of March 31, 2021. Currently the program does not have a predetermined expiration date.

(2)	Represent shares repurchased in connection with taxes related to the vesting of certain restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

RPC, INC.

/s/ Richard A. Hubbell
Date: April 30, 2021	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: April 30, 2021	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)