Form 10-Q
period 2021-06-30
RPC INC
filed 2021-07-30
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer		Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 23, 2021, RPC, Inc. had 215,725,436 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(In thousands)

(Unaudited)

	June 30,	December 31,
	2021	2020
		(Note 1)
ASSETS
Cash and cash equivalents	$121,015	$84,496
Accounts receivable, net of allowance for doubtful accounts of $6,405 in 2021 and $5,181 in 2020	180,674	161,771
Inventories	81,198	82,918
Income taxes receivable	51,002	82,943
Prepaid expenses	5,659	9,124
Assets held for sale	4,032	4,032
Other current assets	2,648	3,075
Total current assets	446,228	428,359
Property, plant and equipment, less accumulated depreciation of $796,143 in 2021 and $790,712 in 2020	251,396	264,411
Operating lease right-of-use assets	23,321	27,270
Goodwill	32,150	32,150
Other assets	37,111	38,315
Total assets	$790,206	$790,505
LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$53,524	$41,080
Accrued payroll and related expenses	21,079	18,428
Accrued insurance expenses	5,007	5,489
Accrued state, local and other taxes	3,879	2,788
Income taxes payable	1,418	1,115
Current portion of operating lease liabilities	7,909	9,192
Other accrued expenses	3,407	1,473
Total current liabilities	96,223	79,565
Long-term accrued insurance expenses	10,481	11,822
Long-term pension liabilities	32,789	33,080
Deferred income taxes	9,093	13,332
Long-term operating lease liabilities	17,486	21,090
Other long-term liabilities	—	49
Total liabilities	166,072	158,938
Common stock	21,573	21,495
Capital in excess of par value	—	—
Retained earnings	619,756	627,778
Accumulated other comprehensive loss	(17,195)	(17,706)
Total stockholders’ equity	624,134	631,567
Total liabilities and stockholders’ equity	$790,206	$790,505

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$188,757	$89,300	$371,367	$333,077
Cost of revenues (exclusive of items shown below)	145,789	80,037	292,012	261,981
Selling, general and administrative expenses	29,403	28,775	59,998	65,305
Impairment and other charges	—	1,639	—	207,175
Depreciation and amortization	17,896	19,573	35,669	58,866
Gain on disposition of assets, net	(3,111)	(3,194)	(4,571)	(4,013)
Operating loss	(1,220)	(37,530)	(11,741)	(256,237)
Interest expense	(103)	(71)	(483)	(184)
Interest income	14	68	32	402
Other income (expense), net	616	(1,481)	1,123	(1,789)
Loss before income taxes	(693)	(39,014)	(11,069)	(257,808)
Income tax provision (benefit)	33	(13,921)	(681)	(72,292)
Net loss	$(726)	$(25,093)	$(10,388)	$(185,516)
Loss per share
Basic	$—	$(0.12)	$(0.05)	$(0.87)
Diluted	$—	$(0.12)	$(0.05)	$(0.87)

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(726)	$(25,093)	$(10,388)	$(185,516)
Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	153	186	306	918
Foreign currency translation	69	314	205	(398)
Comprehensive loss	$(504)	$(24,593)	$(9,877)	$(184,996)

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands)

(Unaudited)

	Six months ended June 30, 2021
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2020	214,951	$21,495	$—	$627,778	$(17,706)	$631,567
Stock issued for stock incentive plans, net	924	93	1,446	—	—	1,539
Stock purchased and retired	(140)	(14)	(1,446)	903	—	(557)
Net loss	—	—	—	(9,662)	—	(9,662)
Pension adjustment, net of taxes	—	—	—	—	153	153
Foreign currency translation	—	—	—	—	136	136
Balance, March 31, 2021	215,735	$21,574	$—	$619,019	$(17,417)	$623,176
Stock issued for stock incentive plans, net	(9)	(1)	1,472	—	—	1,471
Stock purchased and retired	(1)	—	(1,472)	1,463	—	(9)
Net loss	—	—	—	(726)	—	(726)
Pension adjustment, net of taxes	—	—	—	—	153	153
Foreign currency translation	—	—	—	—	69	69
Balance, June 30, 2021	215,725	$21,573	$—	$619,756	$(17,195)	$624,134

	Six months ended June 30, 2020
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2019	214,423	$21,443	$—	$832,113	$(23,223)	$830,333
Stock issued for stock incentive plans, net	1,014	100	1,997	—	—	2,097
Stock purchased and retired	(177)	(17)	(1,997)	1,222	—	(792)
Net loss	—	—	—	(160,423)	—	(160,423)
Pension adjustment, net of taxes	—	—	—	—	732	732
Foreign currency translation	—	—	—	—	(712)	(712)
Balance, March 31, 2020	215,260	$21,526	$—	$672,912	$(23,203)	$671,235
Stock issued for stock incentive plans, net	(135)	(4)	2,021	—	—	2,017
Stock purchased and retired	(2)	(10)	(2,021)	2,025	—	(6)
Net loss	—	—	—	(25,093)	—	(25,093)
Pension adjustment, net of taxes	—	—	—	—	186	186
Foreign currency translation	—	—	—	—	314	314
Balance, June 30, 2020	215,123	$21,512	$—	$649,844	$(22,703)	$648,653

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands)

(Unaudited)

	Six months ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(10,388)	$(185,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	35,589	58,924
Stock-based compensation expense	3,010	4,114
Gain on disposition of assets, net	(4,571)	(4,013)
Deferred income tax benefit	(4,338)	(36,723)
Impairment and other non-cash charges	—	206,264
(Increase) decrease in assets:
Accounts receivable	(18,779)	133,223
Income taxes receivable	31,941	(22,762)
Inventories	1,836	7,320
Prepaid expenses	3,465	4,601
Other current assets	508	235
Other non-current assets	1,191	(423)
Increase (decrease) in liabilities:
Accounts payable	12,168	(27,451)
Income taxes payable	303	(1,099)
Accrued payroll and related expenses	2,635	(6,373)
Accrued insurance expenses	(482)	(1,228)
Accrued state, local and other taxes	1,091	1,304
Other accrued expenses	49	(4,966)
Pension liabilities	113	(610)
Long-term accrued insurance expenses	(1,341)	(1,045)
Other long-term liabilities	866	(1,677)
Net cash provided by operating activities	54,866	122,099
INVESTING ACTIVITIES
Capital expenditures	(25,875)	(38,659)
Proceeds from sale of assets	8,094	12,740
Net cash used for investing activities	(17,781)	(25,919)
FINANCING ACTIVITIES
Cash paid for common stock purchased and retired	(566)	(798)
Net cash used for financing activities	(566)	(798)
Net increase in cash and cash equivalents	36,519	95,382
Cash and cash equivalents at beginning of period	84,496	50,023
Cash and cash equivalents at end of period	$121,015	$145,405

Supplemental cash flows disclosure:
Income taxes refund, net	$(28,386)	$(9,847)
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$4,131	$2,185

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

2.    RECENT ACCOUNTING STANDARDS

The FASB issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Standards:

● Accounting Standards Update (ASU) No. 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing the exceptions to the incremental approach for intra-period tax allocation in certain situations, requirement to recognize a deferred tax liability for a change in the status of a foreign investment, and the general methodology for computing income taxes in an interim period when year-to date loss exceeds the anticipated loss for the year. The amendments also simplify the accounting for income taxes with regard to franchise tax, evaluation of step up in the tax basis goodwill in certain business combinations, allocating current and deferred tax expense to legal entities that are not subject to tax and enacted change in tax laws or rates. The Company adopted these provisions in the second quarter of 2021 and the adoption did not have a material impact on its consolidated financial statements.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Disaggregation of revenues:

See Note 7 for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions.

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Oilfield services transferred at a point in time	$—	$—	$—	$—
Oilfield services transferred over time	188,757	89,300	371,367	333,077
Total revenues	$188,757	$89,300	$371,367	$333,077

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net on the consolidated balance sheets are shown below:

	June 30,	December 31,	June 30,	December 31,
(in thousands)	2021	2020	2020	2019
Unbilled trade receivables	$45,183	$29,574	$21,578	$52,052

Substantially all of the unbilled trade receivables disclosed were or are expected to be invoiced during the following quarter.

4.    IMPAIRMENT AND OTHER CHARGES

The Company recorded the following pre-tax charges during the three and six months ended June 30, 2021 and 2020 which are reflected in “Impairment and other charges” in the consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Long Lived Asset Impairments (1)	$—	$—	$—	$204,765
Severance Costs	—	1,487	—	1,882
Other (2)	—	152	—	528
Total	$—	$1,639	$—	$207,175

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

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Net loss available for stockholders :	$(726)	$(25,093)	$(10,388)	$(185,516)
Less: Adjustments for earnings attributable to participating securities	—	—	—	—
Net loss used in calculating earnings per share	$(726)	$(25,093)	$(10,388)	$(185,516)

Weighted average shares outstanding (including participating securities)	215,728	215,174	215,633	215,090
Adjustment for participating securities	(2,719)	(2,772)	(2,663)	(2,730)
Shares used in calculating basic and diluted earnings per share	213,009	212,402	212,970	212,360

6.    STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others incentive and non-qualified stock options and restricted shares. As of June 30, 2021, there were 3,097,340 shares available for grant.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Pre-tax expense	$1,471	$2,017	$3,010	$4,114
After tax expense	$1,103	$1,523	$2,257	$3,106

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2021:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at December 31, 2020	2,235,179	$6.81
Granted	1,010,700	3.87
Vested	(434,208)	14.96
Forfeited	(95,260)	6.85
Non-vested shares at June 30, 2021	2,716,411	$7.91

The total fair value of shares vested was $1,757,000 during the six months ended June 30, 2021 and $2,467,000 during the six months ended June 30, 2020. Excess tax benefits or deficits realized from tax compensation deductions in excess of, or lower than compensation expense are recorded as either a beneficial or detrimental discrete income tax adjustment. This was a detrimental adjustment of $1,164,000 for the six months ended June 30, 2021 and a detrimental adjustment of $1,655,000 for the six months ended June 30, 2020.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021, total unrecognized compensation cost related to non-vested restricted shares was $41,793,000 which is expected to be recognized over a weighted-average period of 4.4 years.

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

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Technical Services:
Pressure Pumping	$72,179	$23,717	$147,079	$120,481
Downhole Tools	58,853	35,151	115,230	121,059
Coiled Tubing	20,399	8,973	35,167	25,212
Nitrogen	8,039	5,621	19,199	15,553
Snubbing	3,105	1,093	6,937	3,397
All other	13,544	5,977	25,148	22,530
Total Technical Services	$176,119	$80,532	$348,760	$308,232
Support Services:
Rental Tools	$8,549	$5,069	$14,581	$15,475
All other	4,089	3,699	8,026	9,370
Total Support Services	$12,638	$8,768	$22,607	$24,845
Total revenues	$188,757	$89,300	$371,367	$333,077

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes revenues for the United States and separately for all international locations combined for the three and six months ended June 30, 2021 and 2020. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
United States revenues	$181,530	$82,506	$354,459	$310,500
International revenues	7,227	6,794	16,908	22,577
Total revenues	$188,757	$89,300	$371,367	$333,077

The accounting policies of the reportable segments are the same as those referenced in Note 1 to these consolidated financial statements. RPC evaluates the performance of its segments based on revenues, operating profits and return on invested capital. Gains or losses on disposition of assets are reviewed by the CODM on a consolidated basis, and accordingly the Company does not report gains or losses at the segment level. Inter-segment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results.

Summarized financial information with respect RPC’s reportable segments for the three and six months ended June 30, 2021 and 2020 are shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Revenues:
Technical Services	$176,119	$80,532	$348,760	$308,232
Support Services	12,638	8,768	22,607	24,845
Total revenues	$188,757	$89,300	$371,367	$333,077
Operating income (loss):
Technical Services	$1,428	$(34,100)	$(4,334)	$(46,307)
Support Services	(2,402)	(1,846)	(5,298)	(299)
Corporate Expenses	(3,357)	(3,139)	(6,680)	(6,469)
Impairment and Other Charges (1)	—	(1,639)	—	(207,175)
Gain on disposition of assets, net	3,111	3,194	4,571	4,013
Total operating loss	$(1,220)	$(37,530)	$(11,741)	$(256,237)
Interest expense	(103)	(71)	(483)	(184)
Interest income	14	68	32	402
Other income (expense), net	616	(1,481)	1,123	(1,789)
Loss before income taxes	$(693)	$(39,014)	$(11,069)	$(257,808)
(1)	Represents $541 related to Corporate and the remainder to Technical Services.

As of and for the six months ended	Technical	Support
June 30, 2021	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$31,189	$4,344	$136	$35,669
Capital expenditures	21,295	4,347	233	25,875
Identifiable assets	$485,058	$73,815	$231,333	$790,206

As of and for the six months ended	Technical	Support
June 30, 2020	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$54,615	$4,111	$140	$58,866
Capital expenditures	31,296	7,027	336	38,659
Identifiable assets	$474,670	$62,867	$245,331	$782,868

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.    CURRENT EXPECTED CREDIT LOSSES

The Company utilizes an expected credit loss model for valuing its accounts receivable, a financial asset measured at amortized cost. The Company is exposed to credit losses primarily from providing oilfield services. The Company’s expected credit loss allowance for accounts receivable is based on historical collection experience, current and future economic and market conditions and a review of the current status of customers’ account receivable balances. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible and recoveries of amounts previously written off are recorded when collected. Estimates used to determine the allowance for current expected credit losses are based on an assessment of anticipated payment and all other historical, current and future information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Six months ended June 30,	2021	2020
(in thousands)
Beginning balance	$4,815	$5,181
Provision (benefit) for current expected credit losses	2,113	(828)
Write-offs	(530)	(302)
Recoveries collected (net of expenses)	7	—
Ending balance	$6,405	$4,051

9.    INVENTORIES

Inventories of $81,198,000 at June 30,2021 and $82,918,000 at December 31, 2020 consist of raw materials, parts and supplies.

Inventories, which consist principally of (i) raw materials and supplies that are consumed providing services to the Company’s customers, (ii) spare parts for equipment used in providing these services and (iii) components and attachments for manufactured equipment used in providing services, are recorded at the lower of cost or net realizable value.

10.     COMMITMENTS AND CONTINGENCIES

Sales and Use Taxes - The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statute that could result in unfavorable outcomes. In accordance with ASC 450-20, Loss Contingencies, any probable and reasonable estimate of assessment costs have been included in accrued state, local and other taxes.

The Company recently received a state tax notification of audit results related to sales and use tax on July 12, 2021. The Company and its outside legal counsel are currently evaluating the perceived merits of the tax assessment. The Company believes the likelihood of a material loss related to this contingency is remote and cannot be reasonably estimated at this time. Therefore, no loss has been recorded and the Company currently does not believe the resolution of this claim will have a material impact on its consolidated financial position, results of operations or cash flows.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.    EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Interest cost	$247	$412	$494	$823
Expected return on plan assets	(377)	(396)	(754)	(791)
Amortization of net losses	202	247	404	493
Net periodic benefit cost	$72	$263	$144	$525

The Company did not make a contribution to this plan during the six months ended June 30, 2021 or June 30, 2020.

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

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading, and are stated at fair value totaling $31,183,000 as of June 30, 2021 and $32,039,000 as of December 31, 2020. Trading gains related to the SERP assets totaled approximately $1,599,000 during the three months ended June 30, 2021, compared to trading gains of approximately $4,029,000 during the three months ended June 30, 2020. Trading gains related to the SERP assets totaled approximately $2,070,000 during the six months ended June 30, 2021, compared to trading losses of approximately $958,000 during the six months ended June 30, 2020. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses.

The SERP liabilities includes participant deferrals net of distributions and are stated at fair value of approximately $30,998,000 as of June 30, 2021 and $29,733,000 as of December 31, 2020. The SERP liabilities are reported on the consolidated balance sheets in long-term pension liabilities and any change in the fair value is recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Changes in the fair value of the SERP liabilities represented unrealized gains of approximately $1,703,000 during the three months ended June 30, 2021, compared to unrealized gains of approximately $4,156,000 during the three months ended June 30, 2020. Changes in the fair value of the SERP liabilities represented unrealized gains of approximately $2,290,000 during the six months ended June 30, 2021, compared to unrealized losses of approximately $713,000 during the six months ended June 30, 2020.

12.    NOTES PAYABLE TO BANKS

The Company has a revolving Credit Agreement with Bank of America and four other lenders which provides for a line of credit of up to $100 million, including a $35 million letter of credit subfacility, and a $35 million swingline subfacility. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company's 100 percent owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors. The Credit Agreement’s maturity date is July 26, 2023.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Credit Agreement includes the following covenants: (i) when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum debt service coverage ratio of 2.00:1.00, and (ii)  when RPC’s trailing four quarter EBITDA is less than $50 million, a minimum tangible net worth of no less than $400 million.

As of June 30, 2021, the Company was in compliance with these covenants.

Revolving loans under the amended revolving credit facility bear interest at one of the following two rates at the Company’s election:

●	the Eurodollar Rate, which is the rate per annum equal to the London Interbank Offering Rate (“LIBOR”); plus, a margin ranging from 1.5% to 2.5%, based on a quarterly consolidated leverage ratio calculation; or
●	the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s publicly announced “prime rate,” and (c) the Eurodollar Rate plus 1.00%; in each case plus a margin that ranges from 0.5% to 1.5% based on a quarterly consolidated leverage ratio calculation.

In addition, the Company pays an annual fee ranging from 0.20% to 0.30%, based on a quarterly consolidated leverage ratio calculation, on the unused portion of the credit facility.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.4 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance of $0.3 million at June 30, 2021 is classified as part of non-current other assets.

As of June 30, 2021, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $17.9 million; therefore, a total of $82.1 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan cost, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Interest incurred	$65	$40	$106	$153
Interest paid	40	40	82	80

13.  INCOME TAXES

The Company generally determines its periodic income tax expense or benefit based upon the current period income or loss and the annual estimated tax rate for the Company adjusted for discrete items including changes to prior period estimates. In certain instances the Company uses the discrete method when it believes the actual year-to-date effective rate provides a more reliable estimate of its income tax rate for the period. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the three months ended June 30, 2021, the effective rate reflects a provision of 4.8 percent compared to a benefit of 35.7 percent for the comparable period in the prior year. For the six months ended June 30, 2021, the effective rate reflects a benefit of 6.2 percent compared to a benefit of 28.0 percent for the comparable period in the prior year. The beneficial effective tax rate is mainly related to the unfavorable permanent adjustments together with detrimental discrete adjustments related to restricted stock vesting and the employee retention credit.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.  FAIR VALUE DISCLOSURES

The various inputs used to measure assets at fair value establish a hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of six broad levels as follows:

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of June 30, 2021 and December 31, 2020:

Fair Value Measurements at June 30, 2021 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$184	$184	$—	$—
Investments measured at net asset value	$31,183

Fair Value Measurements at December 31, 2020 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$132	$132	$—	$—
Investments measured at net asset value	$32,039

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance or investment company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended June 30, 2021, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at June 30, 2021 and December 31, 2020. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 11. The Company is subject to interest rate risk on the variable component of the interest rate.

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

The non-recurring fair value measurement of both these asset categories are reflected in the table below:

Fair Value Measurements at June 30, 2021 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$4,032	$—	$4,032	$—

Fair Value Measurements at December 31, 2020 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$4,032	$—	$4,032	$—

15.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2020	$(15,181)	$(2,525)	$(17,706)
Change during the period:
Before-tax amount	—	205	205
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	306	—	306
Total activity for the period	306	205	511
Balance at June 30, 2021	$(14,875)	$(2,320)	$(17,195)
(1)	Reported as part of selling, general and administrative expenses.

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2019	$(20,908)	$(2,315)	$(23,223)
Change during the period:
Before-tax amount	—	(398)	(398)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	918	—	918
Total activity for the period	918	(398)	520
Balance at June 30, 2020	$(19,990)	$(2,713)	$(22,703)
(1)	Reported as part of selling, general and administrative expenses.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020 is incorporated herein by reference. In 2021, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the six months ended June 30, 2021, capital expenditures totaled $25.9 million, primarily for capitalized maintenance and upgrages of our existing equipment and selected new revenue-producing equipment.

The oil and gas industry experienced an unprecedented disruption during 2020 due to the substantial decline in global demand for oil caused by the combined impact of the OPEC disputes, and the COVID-19 pandemic that has continued during the second quarter of 2021. The pandemic has significantly impacted the economic conditions in the United States, as federal, state and local governments have reacted to the public health crisis, creating significant uncertainties in the United States, as well as the global economy. RPC continued our regular operations during the period since we function as an essential infrastructure business in the energy sector under guidance issued by the Department of Homeland Security. In response to the pandemic, RPC instituted strict procedures to assess employee health and safety while in its facilities or on operational locations.

During the second quarter of 2021, revenues of $188.8 million increased by $99.5 million or 111.4 percent compared to the same period in the prior year. The increase in revenues is due to significantly higher activity levels within all of RPC’s major service lines. The economic slowdown that occurred due to the COVID-19 pandemic began at the end of the first quarter of 2020, therefore the second quarter of 2020 reflects the significant decline in business activity levels, explaining the significant increase in revenues during the second quarter of 2021 when compared to the prior year. International revenues for the second quarter of 2021 increased 6.0 percent to $7.2 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the future.

Cost of revenues increased during the second quarter of 2021 in comparison to the same period of the prior year primarily due to increases in expenses consistent with higher activity levels, as well as higher fuel costs. Cost of revenues as a percentage of revenues decreased primarily due to the positive leverage of these expenses over higher revenues, in the second quarter of 2021 as compared to the prior year.

Selling, general and administrative expenses were $29.4 million in the second quarter of 2021 compared to $28.8 million in the second quarter of 2020. The expenses for the second quarter of 2021 include higher bad debt expense and expenses consistent with higher activity levels.

In connection with the preparation of our financial statements for the quarter ended June 30, 2020, we recorded impairment and other charges totaling $1.6 million. These charges represent primarily severance costs due to cost reduction initiatives. For the six months ending June 30, 2020, impairment and other charges include long-lived asset impairment and other charges of $205.5 million.

RPC, INC. AND SUBSIDIARIES

Loss before income taxes was $0.7 million for the three months ended June 30, 2021 compared to $39.0 million loss before income taxes in the same period of 2020. Diluted loss per share was $0.00 for the three months ended June 30, 2021 compared to diluted loss per share of $0.12 in the same period of 2020. Cash provided by operating activities decreased to $54.9 million for the six months ended June 30, 2021 compared to $122.1 million in the same period of 2020 primarily due to a significantly smaller favorable change in working capital.

We expect capital expenditures in 2021 will be approximately $65 million, and will be directed mostly towards capitalized maintenance and upgrades of our existing equipment, including upgrades of selected pressure pumping equipment for dual-fuel capability.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,083 during the fourth quarter of 2018. Beginning in the fourth quarter of 2018, the drilling rig count began to decline and by the third quarter of 2020, the U.S. domestic drilling rig count fell 77 percent reaching the lowest level recorded up to that time. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets resulting from the decline in global oil demand associated with the COVID-19 pandemic which began in the second quarter of 2020.

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

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. Following the trough of the most recent oilfield downturn in the second quarter of 2020, the average price of oil has risen by more than 66 percent in the second quarter of 2021 compared to the average price of oil in the second quarter of 2020. The average price of natural gas has also risen by more than 74 percent during the same time period, due to steady demand for natural gas. Following a low price of $0.23 per gallon in the first quarter of 2020, the price of benchmark natural gas liquids has risen to $0.88 per gallon in the second quarter of 2021, an increase of almost 283 percent. The price increases in these commodities during the past three quarters are encouraging, and RPC believes that they have encouraged our customers to increase drilling and completion activities.

The majority of the U.S. domestic rig count remains directed towards oil. Early in the second quarter of 2021, approximately 79 percent of the U.S. domestic rig count was directed towards oil, a decrease compared with approximately 85 percent during the same period in the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. We believe that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term.

We continue to monitor the market for our services and the competitive environment. An increasingly important factor impacting the demand for our services is the growing efficiency with which oilfield completion crews are providing services. We began to observe this in 2018, and we believe that this higher efficiency has contributed to the oversupplied nature of the oilfield services market. In addition, the U.S. domestic rig count began to decline during the second quarter of 2019, and by the beginning of the second quarter of 2020 had fallen to the lowest level ever recorded. Combined with the long-term trend of increased efficiency, the U.S. domestic rig count decline has caused significant decreases in activity levels and pricing for our services.

RPC expanded its fleet of revenue-producing equipment in 2019, while also retiring older equipment which could no longer function effectively in service-intensive operating environments. We continue to selectively upgrade our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection. We will continue to monitor current and expected customer activity levels and projected financial returns as we consider activating additional idle equipment during the near term. Our consistent response to the near-term potential of lower activity levels and competitive pricing has been to undertake moderate fleet expansions which we believe will allow us to maintain a strong balance sheet, while also positioning RPC for long-term growth and strong financial returns.

RPC, INC. AND SUBSIDIARIES

Results of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Consolidated revenues [in thousands]	$188,757	$89,300	$371,367	$333,077
Revenues by business segment [in thousands]:
Technical	$176,119	$80,532	$348,760	$308,232
Support	12,638	8,768	22,607	24,845

Consolidated operating loss [in thousands]	$(1,220)	$(37,530)	$(11,741)	$(256,237)
Operating income (loss) by business segment [in thousands]:
Technical	$1,429	$(34,100)	$(4,334)	$(46,307)
Support	(2,402)	(1,846)	(5,298)	(299)
Corporate	(3,358)	(3,139)	(6,680)	(6,469)
Impairment and other charges (1)	—	1,639	-	207,175
Gain on disposition of assets, net	3,111	3,194	4,571	4,013

Percentage cost of revenues to revenues	77.2%	89.6%	78.6%	78.7%
Percentage selling, general & administrative expenses to revenues	15.6%	32.2%	16.2%	19.6%
Percentage depreciation and amortization expense to revenues	9.5%	21.9%	9.6%	17.7%
Average U.S. domestic rig count	453	392	425	589
Average natural gas price (per thousand cubic feet (mcf))	$2.98	$1.71	$3.29	$1.82
Average oil price (per barrel)	$66.6	$27.32	$62.4	$37.3
(1)	Includes $541 related to Corporate and the remainder to Technical Services.

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THREE MONTHS ENDED JUNE 30, 2020

Revenues. Revenues of $188.8 million for the three months ended June 30, 2021 increased 111.4 percent compared to the three months ended June 30, 2020. Domestic revenues of $181.5 million increased 120.0 percent for the three months ended June 30, 2021 compared to the same period in the prior year. The increase in revenues was due to significantly higher activity levels compared to the second quarter of the prior year which was negatively impacted by COVID-19 shutdowns. International revenues of $7.2 million increased 6.0 percent for the three months ended June 30, 2021 compared to the same period in the prior year.

During the second quarter of 2021, the average price of natural gas was 74.3 percent higher and the average price of oil was 143.7 percent higher, both as compared to the same period in the prior year. The average domestic rig count during the second quarter of 2021 was 15.6 percent higher than the same period in 2020.

The Technical Services segment revenues for the second quarter of 2021 increased by 118.7 percent compared to the same period of the prior year due to significantly higher activity and pricing. Technical Services reported operating income of $1.4 million during the second quarter of 2021 compared to an operating loss of $34.1 million in the second quarter of 2020 due to higher activity levels. The Support Services segment revenues for the second quarter of 2021 increased by 44.1 percent compared to the same period in the prior year. This increase was due principally to higher activity levels for rental tools. Support Services reported an operating loss of $2.4 million for the second quarter of 2021 compared to an operating loss of $1.8 million for the second quarter of 2020 due to lower pricing on rental tools.

Cost of revenues. Cost of revenues increased 82.2 percent to $145.8 million for the three months ended June 30, 2021 compared to $80.0 million for the three months ended June 30, 2020. Cost of revenues increased primarily due to increases in expenses consistent with higher activity levels, as well as higher fuel costs. Cost of revenues as a percentage of revenues decreased primarily due to labor and other cost efficiencies resulting from higher activity levels.

Selling, general and administrative expenses. Selling, general and administrative expenses were $29.4 million for the three months ended June 30, 2021 compared to $28.8 million for the three months ended June 30, 2020. These expenses for the three months ended June 30, 2021 include higher bad debt expense and expenses consistent with higher activity levels. Selling, general and

RPC, INC. AND SUBSIDIARIES

administrative expenses decreased from 32.2 percent of revenues in the second quarter of 2020 to 15.6 percent of revenues in the second quarter of 2021 due to the fixed nature of many of these expenses during the short term.

Depreciation and amortization. Depreciation and amortization decreased 8.6 percent to $17.9 million for the three months ended June 30, 2021, compared to $19.6 million for the three months ended June 30, 2020. Depreciation and amortization decreased due lower capital expenditures in recent years, coupled with assets becoming fully depreciated for book purposes during the previous quarters.

Impairment and other charges. There were no impairment and other charges for the three months ended June 30, 2021 and $1.6 million for the three months ended June 30, 2020. See Note 4 of the notes to the consolidated financial statements for a detail of these charges.

Gain on disposition of assets, net. Gain on disposition of assets, net was $3.1 million for the three months ended June 30, 2021 compared to a gain on disposition of assets, net of $3.2 million for the three months ended June 30, 2020. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income (expense), net. Other income, net was $616 thousand for the three months ended June 30, 2021 compared to other expense, net of $1.5 million for the same period in the prior year.

Interest expense. Interest expense was $103 thousand for the three months ended June 30, 2021 compared to $71 thousand for the three months ended June 30, 2020. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax provision (benefit). Income tax provision was $33 thousand during the three months ended June 30, 2021 compared to a $13.9 million income tax benefit for the same period in 2020. The effective tax rate was 4.8 percent for the three months ended June 30, 2021 compared to a 35.7 percent effective benefit rate for the three months ended June 30, 2020. The effective rate reflects a provision due to a net detrimental impact related to the employee retention credit.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO SIX MONTHS ENDED JUNE 30, 2020

Revenues. Revenues of $371.4 million for the six months ended June 30, 2021 increased 11.5 percent compared to the six months ended June 30, 2020. Domestic revenues of $354.5 million increased 14.2 percent for the six months ended June 30, 2021 compared to the same period in the prior year. The increase in revenues was due to higher activity levels compared to the prior year which was negatively impacted during the second quarter of 2020 by COVID-19 shutdowns. International revenues of $16.9 million decreased 25.1 percent for the six months ended June 30, 2021 compared to the same period in the prior year.

During the first six months of 2021, the average price of natural gas was 81.0 percent higher and the average price of oil was 67.3 percent higher, both as compared to the same period in the prior year. The average domestic rig count during the first six months of 2021 was 27.8 percent lower than the same period in 2020.

The Technical Services segment revenues for the first six months of 2021 increased by 13.1 percent compared to the same period of the prior year due to higher activity levels. Technical Services reported an operating loss of $4.3 million during the first six months of 2021 compared to an operating loss of $46.3 million for the first six months of 2020. The Support Services segment revenues for the first six months of 2021 decreased by 9.0 percent compared to the same period in the prior year. This decrease was due principally to lower activity levels for rental tools. Support Services reported an operating loss of $5.3 million for the first six months of 2021 compared to operating loss of $0.3 million for the first six months of 2020 due to lower revenues from reduced activity levels.

Cost of revenues. Cost of revenues increased 11.5 percent to $292.0 million for the six months ended June 30, 2021 compared to $262.0 million for the six months ended June 30, 2020. Cost of revenues increased primarily due to increases in expenses consistent with higher activity levels, partially offset by efficiencies resulting from RPC’s cost reduction initiatives. Cost of revenues as a percentage of revenues was essentially unchanged in the first six months of 2021 as compared to the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses were $60.0 million for the six months ended June 30, 2021 and $65.3 million for the six months ended June 30, 2020. These expenses decreased due to lower employment costs, primarily the result of cost reduction initiatives during previous quarters. Selling, general and administrative expenses decreased

RPC, INC. AND SUBSIDIARIES

from 19.6 percent of revenues in the six months ended June 30, 2020 compared to 16.2 percent of revenues for the six months ended June 30, 2021 primarily due to cost reduction initiatives during previous quarters, coupled with the fixed nature of many of these expenses during the short term.

Depreciation and amortization. Depreciation and amortization decreased 39.4 percent to $35.7 million for the six months ended June 30, 2021, compared to $58.9 million for the six months ended June 30, 2020. Depreciation and amortization decreased significantly because of the asset impairment charges recorded during the first quarter of 2020.

Impairment and other charges. There were no impairment and other charges for the six months ended June 30, 2021 and $207.2 million for the six months ended June 30, 2020. This amount represents primarily the total amount by which several of our asset groups’ carrying amounts exceeded their fair value, coupled with severance costs. See Note 4 of the notes to the consolidated financial statements for further discussion of these charges.

Gain on disposition of assets, net. Gain on disposition of assets, net was $4.6 million for the six months ended June 30, 2021 compared to a gain on disposition of assets of $4.0 million for the six months ended June 30, 2020. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income (expense), net. Other income, net was $1.1 million for the six months ended June 30, 2021 compared to other expense, net of $1.8 million for the same period in the prior year.

Interest expense. Interest expense was $483 thousand for the six months ended June 30, 2021 compared to $184 thousand for the six months ended June 30, 2020. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs. The increase in interest expense during the first six months of 2021 is primarily due to the interest charged in connection with resolution of a state well servicing tax audit.

Income tax benefit. Income tax benefit was $0.7 million during the six months ended June 30, 2021 compared to $72.3 million tax benefit for the same period in 2020. The effective benefit rate was 6.2 percent for the six months ended June 30, 2021 compared to a 28.0 percent effective benefit rate for the six months ended June 30, 2020. The effective rate reflects a detrimental discrete adjustment related to restricted stock in addition to a net detrimental impact related to the employee retention credit.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents increased $36.5 million to $121.0 million as of June 30, 2021 compared to cash and cash equivalents of $84.5 million as of December 31, 2020.

The following table sets forth the historical cash flows for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$54,866	$122,099
Net cash used for investing activities	(17,781)	(25,919)
Net cash used for financing activities	(566)	(798)

Cash provided by operating activities for the six months ended June 30, 2021 was $54.9 million. Net loss of $10.4 million was offset by a favorable change in the primary components of our working capital (taxes receivable, accounts receivable, inventories and accounts payable) of $27.1 million, mainly due to an increase in taxes receivable, primarily due to a federal tax refund collected during the period.

Cash used for investing activities for the six months ended June 30, 2021 decreased by $8.1 million compared to the six months ended June 30, 2020, primarily because of a reduction in capital expenditures, partially offset by a decrease in proceeds from the sale of assets.

RPC, INC. AND SUBSIDIARIES

Cash used for financing activities for the six months ended June 30, 2021 decreased by $0.2 million primarily as a result of the lower cost of repurchases of the Company’s shares for taxes related to the vesting of restricted shares.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2021 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company’s decisions relating to the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not expect to utilize our revolving credit facility to meet these liquidity requirements.

The Company currently has a $100 million revolving credit facility that matures in July 2023, as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On September 25, 2020, the Company further amended the revolving credit facility. Among other matters, the amendment (1) reduced the maximum amount available for borrowing from $125 million to $100 million, (2) decreased the minimum tangible net worth covenant level from not less than $600 million to not less than $400 million, and (3) increased the margin spreads and commitment fees payable by 37.5 and 5 basis points, respectively, at each pricing level of the applicable rate without any changes to the leverage ratios used to calculate such spreads. As of June 30, 2021, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $17.9 million; therefore, a total of $82.1 million of the facility was available. The Company was in compliance with the credit facility financial covenants as of June 30, 2021. For additional information with respect to RPC’s facility, see Note 12 of the Notes to Consolidated Financial Statements included in this report.

Cash Requirements

The Company currently expects that capital expenditures will be approximately $65 million during 2021, of which $25.9 million has been spent as of June 30, 2021. We expect capital expenditures for the remainder of 2021 will be directed mostly towards capitalized maintenance and upgrades of our existing equipment, including upgrades of selected pressure pumping equipment for dual-fuel capability. The actual amount of 2021 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable. There are issues that could result in unfavorable outcomes that cannot be currently estimated. See note Note 10 of the Notes to Consolidated Financial Statements for additional information.

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the six months ended June 30, 2021, the Company did not make a cash contribution to the plan and does not currently expect to make any additional contributions for the remainder of 2021.

As of June 30, 2021, the Company’s stock buyback program authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. No shares have been purchased on the open market during the six months ended June 30, 2021, and 8,248,184 shares remain available to be repurchased under the current authorization. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On July 22, 2019, the Board of Directors voted to suspend RPC’s dividend to common stockholders. The Company expects to resume cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company has no timetable for the resumption of dividends.

RPC, INC. AND SUBSIDIARIES

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, higher activity can cause increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. In addition, labor costs decreased during 2020 due to the significant decline in oilfield activity. However, during the fourth quarter of 2020 and the first six months of 2021, the price of labor has begun to rise due to increasing oilfield activity and the departure of skilled labor from the domestic oilfield industry during 2020. Also, the prices of raw materials used in the Company’s operations have begun to increase because many suppliers of these materials ceased operations or other supply chain disruptions have occurred. The Company is attempting to pass these price increases along to our customers, but due to the competitive nature of the oilfield services business, there is no assurance that these efforts will be successful.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

In conjunction with the spin-off of its former power boat manufacturing segment conducted through Chaparral Boats, Inc., RPC and Marine Products Corporation (Marine Products) entered into various agreements that define the companies’ relationship. RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $437,000 for the six months ended June 30, 2021 and $433,000 for the comparable period in 2020.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $514,000 for the six months ended June 30, 2021 and $610,000 for the six months ended June 30, 2020.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. Gary W. Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include office space, selected administration services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $52,000 for the six months ended June 30, 2021 and $52,000 for the six months ended June 30, 2020.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $100,000 for each of the six months ended June 30, 2021 and 2020.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include without limitation statements regarding natural gas prices, production levels and drilling activities; our expectation to continue to focus on the development of international growth opportunities; our belief that international revenues will continue to be less than ten percent (10%) of our consolidated revenues; our belief that recent price increases have encouraged our customers to increase drilling and completion activities; our belief that oil-directed drilling will remain the majority of domestic drilling and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near-term; our belief that this relationship will continue due to relatively low prices for natural gas, high production from existing natural gas wells, and industry projections of limited increases in domestic natural gas demand during the near term; our expectation that we will not meaningfully increase our fleet capacity until the projected financial returns for such an investment are justified; our belief that limited or no access to outside capital for exploration and production financing will remain in place for the foreseeable future and impact the volume of drilling and completion of new wells; our expectations about contributions to the defined benefit pension plan in 2021; our ability to meet our cash requirements in the future; the estimated amount and focus of our capital expenditures; our belief that we will not need our revolving credit facility to meet our liquidity requirements; our expectations to resume payments of cash dividends; estimates made with respect to our critical accounting policies; the effect of new accounting standards; the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition; and the impact of lawsuits, legal proceedings and claims on our financial position and results of operation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of June 30, 2021, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, June 30, 2021 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A. RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares repurchased by the Company and affiliated purchasers in the second quarter of 2021 are outlined below.

				Total Number	Maximum
				of Shares (or	Number (or
				Units)	Approximate
				Purchased as	Dollar Value) of
				Part of	Shares (or Units)
	Total Number of		Average Price	Publicly	that May Yet Be
	Shares		Paid Per	Announced	Purchased Under
	(or Units)		Share	Plans or	the Plans or
Period	Purchased		(or Unit)	Programs (1)	Programs (1)

April 1, 2021 to April 30, 2021	1,578	(2)	$5.65	—	8,248,184
May 1, 2021 to May 31, 2021	—		—	—	8,248,184
June 1, 2021 to June 30, 2021	—		—	—	8,248,184
Totals	1,578		$5.65	—	8,248,184
(1)

The Company has a stock buyback program initially adopted in 1998 (and subsequently amended in 2013 and 2019) that authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. There were no shares purchased on the open market during 2021 and 8,248,184 remain available to be repurchased under the current authorization as of June 30, 2021. Currently the program does not have a predetermined expiration date.

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

RPC, INC.

/s/ Richard A. Hubbell
Date: July 30, 2021	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: July 30, 2021	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)