Form 10-Q
period 2021-09-30
RPC INC
filed 2021-10-29
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

As of October 22, 2021, RPC, Inc. had 215,725,436 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(In thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS		(Note 1)

Cash and cash equivalents	$80,835	$84,496
Accounts receivable, net of allowance for doubtful accounts of $7,342 in 2021 and $5,181 in 2020	238,192	161,771
Inventories	79,881	82,918
Income taxes receivable	51,021	82,943
Prepaid expenses	4,371	9,124
Assets held for sale	692	4,032
Other current assets	2,863	3,075
Total current assets	457,855	428,359
Property, plant and equipment, less accumulated depreciation of $792,763 in 2021 and $790,712 in 2020	253,095	264,411
Operating lease right-of-use assets	21,408	27,270
Finance lease right-of-use assets	21,415	—
Goodwill	32,150	32,150
Other assets	40,717	38,315
Total assets	$826,640	$790,505
LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$60,862	$41,080
Accrued payroll and related expenses	17,146	18,428
Accrued insurance expenses	6,555	5,489
Accrued state, local and other taxes	4,603	2,788
Income taxes payable	689	1,115
Current portion of operating lease liabilities	7,197	9,192
Current portion of finance lease liabilities	21,382	—
Other accrued expenses	2,287	1,473
Total current liabilities	120,721	79,565
Long-term accrued insurance expenses	13,652	11,822
Long-term pension liabilities	30,945	33,080
Deferred income taxes	9,099	13,332
Long-term operating lease liabilities	16,066	21,090
Other long-term liabilities	5,374	49
Total liabilities	195,857	158,938
Common stock	21,564	21,495
Capital in excess of par value	—	—
Retained earnings	626,501	627,778
Accumulated other comprehensive loss	(17,282)	(17,706)
Total stockholders’ equity	630,783	631,567
Total liabilities and stockholders’ equity	$826,640	$790,505

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$225,310	$116,588	$596,677	$449,665
Cost of revenues (exclusive of items shown below)	170,621	100,872	462,633	362,853
Selling, general and administrative expenses	31,446	32,376	91,444	97,681
Impairment and other charges	—	—	—	207,175
Depreciation and amortization	18,106	18,655	53,775	77,521
Gain on disposition of assets, net	(2,837)	(3,563)	(7,408)	(7,576)
Operating income (loss)	7,974	(31,752)	(3,767)	(287,989)
Interest expense	(1,280)	(73)	(1,763)	(257)
Interest income	15	29	47	431
Other income (expense), net	448	769	1,571	(1,020)
Income (loss) before income taxes	7,157	(31,027)	(3,912)	(288,835)
Income tax provision (benefit)	1,891	(14,590)	1,210	(86,882)
Net income (loss)	$5,266	$(16,437)	$(5,122)	$(201,953)

Earnings(loss) per share
Basic	$0.02	$(0.08)	$(0.02)	$(0.95)
Diluted	$0.02	$(0.08)	$(0.02)	$(0.95)

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$5,266	$(16,437)	$(5,122)	$(201,953)
Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	152	186	458	1,104
Foreign currency translation	(239)	(25)	(34)	(423)
Comprehensive income (loss)	$5,179	$(16,276)	$(4,698)	$(201,272)

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands)

(Unaudited)

	Nine months ended September 30, 2021
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2020	214,951	$21,495	$—	$627,778	$(17,706)	$631,567
Stock issued for stock incentive plans, net	924	93	1,446	—	—	1,539
Stock purchased and retired	(140)	(14)	(1,446)	903	—	(557)
Net loss	—	—	—	(9,662)	—	(9,662)
Pension adjustment, net of taxes	—	—	—	—	153	153
Foreign currency translation	—	—	—	—	136	136
Balance, March 31, 2021	215,735	$21,574	$—	$619,019	$(17,417)	$623,176
Stock issued for stock incentive plans, net	(9)	(1)	1,472	—	—	1,471
Stock purchased and retired	(1)	—	(1,472)	1,463	—	(9)
Net loss	—	—	—	(726)	—	(726)
Pension adjustment, net of taxes	—	—	—	—	153	153
Foreign currency translation	—	—	—	—	69	69
Balance, June 30, 2021	215,725	$21,573	$—	$619,756	$(17,195)	$624,134
Stock issued for stock incentive plans, net	(82)	(9)	1,480	—	—	1,471
Stock purchased and retired	—	—	(1,480)	1,479	—	(1)
Net Income	—	—	—	5,266	—	5,266
Pension adjustment, net of taxes	—	—	—	—	152	152
Foreign currency translation	—	—	—	—	(239)	(239)
Balance, September 30, 2021	215,643	$21,564	$—	$626,501	$(17,282)	$630,783

	Nine months ended September 30, 2020
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2019	214,423	$21,443	$—	$832,113	$(23,223)	$830,333
Stock issued for stock incentive plans, net	1,014	100	1,997	—	—	2,097
Stock purchased and retired	(177)	(17)	(1,997)	1,222	—	(792)
Net loss	—	—	—	(160,423)	—	(160,423)
Pension adjustment, net of taxes	—	—	—	—	732	732
Foreign currency translation	—	—	—	—	(712)	(712)
Balance, March 31, 2020	215,260	$21,526	$—	$672,912	$(23,203)	$671,235
Stock issued for stock incentive plans, net	(135)	(4)	2,021	—	—	2,017
Stock purchased and retired	(2)	(10)	(2,021)	2,025	—	(6)
Net loss	—	—	—	(25,093)	—	(25,093)
Pension adjustment, net of taxes	—	—	—	—	186	186
Foreign currency translation	—	—	—	—	314	314
Balance, June 30, 2020	215,123	$21,512	$—	$649,844	$(22,703)	$648,653
Stock issued for stock incentive plans, net	(54)	(5)	5,212	—	—	5,207
Stock purchased and retired	(2)	—	(5,212)	5,183	—	(29)
Net loss	—	—	—	(16,437)	—	(16,437)
Pension adjustment, net of taxes	—	—	—	—	186	186
Foreign currency translation	—	—	—	—	(25)	(25)
Balance, September 30, 2020	215,067	$21,507	$—	$638,590	$(22,542)	$637,555

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(5,122)	$(201,953)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	53,754	77,582
Stock-based compensation expense	4,481	9,321
Gain on disposition of assets, net	(7,408)	(7,576)
Deferred income tax benefit	(4,385)	(35,901)
Impairment and other non-cash charges	—	205,299
(Increase) decrease in assets:
Accounts receivable	(71,702)	119,272
Income taxes receivable	31,922	(40,163)
Inventories	3,044	16,234
Prepaid expenses	4,754	6,309
Other current assets	140	(70)
Other non-current assets	(982)	(1,393)
Increase (decrease) in liabilities:
Accounts payable	17,562	(4,628)
Income taxes payable	(426)	1,433
Accrued payroll and related expenses	(1,282)	(1,706)
Accrued insurance expenses	1,066	(585)
Accrued state, local and other taxes	1,815	3,180
Other accrued expenses	(2,575)	(5,181)
Pension liabilities	(1,526)	(6,163)
Long-term accrued insurance expenses	1,830	137
Other long-term liabilities	1,456	(2,084)
Net cash provided by operating activities	26,416	131,364
INVESTING ACTIVITIES
Capital expenditures	(44,925)	(52,313)
Proceeds from sale of assets	15,811	17,372
Net cash used for investing activities	(29,114)	(34,941)
FINANCING ACTIVITIES
Cash paid for common stock purchased and retired	(567)	(827)
Cash paid for finance lease	(396)	—
Net cash used for financing activities	(963)	(827)
Net (decrease) increase in cash and cash equivalents	(3,661)	95,596
Cash and cash equivalents at beginning of period	84,496	50,023
Cash and cash equivalents at end of period	$80,835	$145,619

Supplemental cash flows disclosure:
Income taxes refund, net	$(25,435)	$(10,137)
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$6,077	$4,992

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

RPC contracts with its customers to provide the following services by reportable segment:

Technical Services

●Includes pressure pumping, downhole tools services, coiled tubing, nitrogen, snubbing and other oilfield related services including wireline, well control, fishing and pump down services.

Support Services

●Rental tools – RPC rents tools to its customers for use with onshore and offshore oil and gas well drilling, completion and workover activities.
●Other support services include oilfield pipe inspection services, pipe management and pipe storage; well control training and consulting.

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

Disaggregation of revenues:

See Note 7 for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions.

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Oilfield services transferred at a point in time	$—	$—	$—	$—
Oilfield services transferred over time	225,310	116,588	596,677	449,665
Total revenues	$225,310	$116,588	$596,677	$449,665

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net on the consolidated balance sheets are shown below:

	September 30,	December 31,
(in thousands)	2021	2020
Unbilled trade receivables	$52,710	$29,574

Substantially all of the unbilled trade receivables disclosed were or are expected to be invoiced during the following quarter.

4.    IMPAIRMENT AND OTHER CHARGES

The Company recorded the following pre-tax charges during the three and nine months ended September 30, 2021 and 2020 which are reflected in “Impairment and other charges” in the consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Long Lived Asset Impairments (1)	$—	$—	$—	$204,765
Severance Costs	—	—	—	1,882
Other (2)	—	—	—	528
Total	$—	$—	$—	$207,175

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.    EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. The following table sets forth the restricted shares of common stock (participating securities) outstanding and a reconciliation of outstanding weighted average shares:

	Three months ended		Nine months ended
	September 30		September 30
(In thousands)	2021	2020	2021	2020
Net income (loss) available for stockholders:	$5,266	$(16,437)	$(5,122)	$(201,953)
Less: Adjustments for earnings attributable to participating securities	(41)	—	—	—
Net income (loss) used in calculating earnings per share	$5,225	$(16,437)	$(5,122)	$(201,953)

Weighted average shares outstanding (including participating securities)	215,677	215,083	215,648	215,088
Adjustment for participating securities	(2,649)	(2,539)	(2,665)	(2,697)
Shares used in calculating basic and diluted earnings per share	213,028	212,544	212,983	212,391

6.    STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others incentive and non-qualified stock options and restricted shares. As of September 30, 2021, there were 3,180,060 shares available for grant.

During the third quarter of 2020, the Company recorded $3.3 million of accelerated amortization of restricted stock related to the passing of R. Randall Rollins, RPC’s chairman.

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Pre-tax expense	$1,471	$5,207	$4,481	$9,321
After tax expense	$1,103	$3,419	$3,360	$6,525

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2021:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at December 31, 2020	2,235,179	$6.81
Granted	1,010,700	3.87
Vested	(434,208)	14.96
Forfeited	(177,980)	7.72
Non-vested shares at September 30, 2021	2,633,691	$7.89

The total fair value of shares vested was $1,757,000 during the nine months ended September 30, 2021 and $3,452,000 during the nine months ended September 30, 2020. Excess tax benefits or deficits realized from tax compensation deductions in excess of, or lower than compensation expense are recorded as either a beneficial or detrimental discrete income tax adjustment. This was a detrimental adjustment of $1,164,000 for the nine months ended September 30, 2021 and a detrimental adjustment of $2,241,000 for the nine months ended September 30, 2020.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2021, total unrecognized compensation cost related to non-vested restricted shares was $40,322,000 which is expected to be recognized over a weighted-average period of 4.1 years.

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

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Technical Services:
Pressure Pumping	$96,322	$43,133	$243,401	$163,614
Downhole Tools	61,979	34,331	177,209	148,994
Coiled Tubing	26,733	12,407	61,900	37,619
Nitrogen	8,996	8,281	28,195	23,834
Snubbing	3,748	1,974	10,685	5,371
All other	14,064	9,152	39,212	38,079
Total Technical Services	$211,842	$109,278	$560,602	$417,511
Support Services:
Rental Tools	$8,545	$3,752	$23,126	$19,227
All other	4,923	3,558	12,949	12,927
Total Support Services	$13,468	$7,310	$36,075	$32,154
Total revenues	$225,310	$116,588	$596,677	$449,665

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes revenues for the United States and separately for all international locations combined for the three and nine months ended September 30, 2021 and 2020. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
United States revenues	$217,711	$110,823	$572,170	$421,323
International revenues	7,599	5,765	24,507	28,342
Total revenues	$225,310	$116,588	$596,677	$449,665

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

Summarized financial information with respect RPC’s reportable segments for the three and nine months ended September 30, 2021 and 2020 are shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Revenues:
Technical Services	$211,842	$109,278	$560,602	$417,511
Support Services	13,468	7,310	36,075	32,154
Total revenues	$225,310	$116,588	$596,677	$449,665
Operating income (loss):
Technical Services	$8,272	$(24,941)	$3,938	$(71,248)
Support Services	(55)	(3,840)	(5,353)	(4,139)
Corporate Expenses	(3,080)	(6,534)	(9,760)	(13,003)
Impairment and Other Charges (1)	—	—	—	(207,175)
Gain on disposition of assets, net	2,837	3,563	7,408	7,576
Total operating income (loss)	$7,974	$(31,752)	$(3,767)	$(287,989)
Interest expense	(1,280)	(73)	(1,763)	(257)
Interest income	15	29	47	431
Other income (expense), net	448	769	1,571	(1,020)
Income (loss) before income taxes	$7,157	$(31,027)	$(3,912)	$(288,835)
(1)	Represents $541 related to Corporate and the remainder to Technical Services.

As of and for the nine months ended	Technical	Support
September 30, 2021	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$46,341	$7,232	$202	$53,775
Capital expenditures	38,794	5,436	695	44,925
Identifiable assets	$556,385	$74,135	$196,120	$826,640

As of and for the nine months ended	Technical	Support
September 30, 2020	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$77,224	$5,088	$209	$77,521
Capital expenditures	43,437	8,338	538	52,313
Identifiable assets	$475,168	$64,463	$261,246	$800,877

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Nine months ended September 30,	2021	2020
(in thousands)
Beginning balance	$4,815	$5,181
Provision (benefit) for current expected credit losses	3,848	(448)
Write-offs	(1,330)	(315)
Recoveries collected (net of expenses)	9	(8)
Ending balance	$7,342	$4,410

9.    INVENTORIES

Inventories consist of (i) raw materials and supplies that are consumed providing services to the Company’s customers, (ii) spare parts for equipment used in providing these services and (iii) components and attachments for manufactured equipment used in providing services. In the table below, spare parts and components are included as part of raw materials and supplies; tools that are assembled using components are reported as finished goods. Inventories are recorded at the lower of cost or net realizable value. Cost is determined using first-in, first-out method or the weighted average cost method.

	September 30,	December 31,
	2021	2020
(in thousands)
Raw materials and supplies	$78,298	$81,278
Finished goods	1,583	1,640
Ending balance	$79,881	$82,918

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

The Company received a state tax notification of audit results related to sales and use tax on July 12, 2021. The Company and its outside legal counsel continue to evaluate the perceived merits of the tax assessment. The Company believes the likelihood of a material loss related to this contingency is remote and cannot be reasonably estimated at this time. Therefore, no loss has been recorded and the Company currently does not believe the resolution of this claim will have a material impact on its consolidated financial position, results of operations or cash flows.

During the quarter, the Company recorded an estimated liability of $4.5 million to reflect the resolution of a long-term contractual dispute with a vendor which is disclosed as part of accrued insurance expense on the consolidated balance sheet; $3.3 million of the total amount has been included in cost of revenues and the remainder in interest expense.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.    EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employers Retirement Income Plan:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Interest cost	$247	$411	$741	$1,234
Expected return on plan assets	(378)	(395)	(1,132)	(1,186)
Amortization of net losses	202	246	606	739
Net periodic benefit cost	$71	$262	$215	$787

The Company did not make a contribution to this plan during the nine months ended September 30, 2021 or September 30, 2020.

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

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading, and are stated at fair value totaling $31.6 million as of September 30, 2021 and $32.0 million as of December 31, 2020. Trading gains related to the SERP assets totaled approximately $407 thousand during the three months ended September 30, 2021, compared to trading gains of approximately $1.1 million during the three months ended September 30, 2020. Trading gains related to the SERP assets totaled approximately $2.5 million during the nine months ended September 30, 2021, compared to trading gains of approximately $178 thousand during the nine months ended September 30, 2020. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses.

The SERP liabilities includes participant deferrals net of distributions and are stated at fair value of approximately $29.3 million as of September 30, 2021 and $29.7 million as of December 31, 2020. The SERP liabilities are reported on the consolidated balance sheets in long-term pension liabilities and any change in the fair value is recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Changes in the fair value of the SERP liabilities represented unrealized gains of approximately $502 thousand during the three months ended September 30, 2021, compared to unrealized gains of approximately $1.2 million during the three months ended September 30, 2020. Changes in the fair value of the SERP liabilities represented unrealized gains of approximately $2.8 million during the nine months ended September 30, 2021, compared to unrealized gains of approximately $486 thousand during the nine months ended September 30, 2020.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2020, the Company entered into Amendment No. 5 to Credit Agreement (the “Amendment”). This Amendment (1) reduced the maximum amount available for borrowing under the credit facility from $125 million to $100 million, (2) decreased the minimum tangible net worth covenant level from not less than $600 million to not less than $400 million, and (3) increased the margin spreads and commitment fees payable by RPC by 37.5 and 5 basis points, respectively, at each pricing level of the applicable rate without any changes to the leverage ratios used to calculate such spreads.

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

As of September 30, 2021, the Company was in compliance with these covenants.

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

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.4 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining unamortized balance of $0.2 million at September 30, 2021 is classified as part of non-current other assets.

As of September 30, 2021, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $17.7 million; therefore, a total of $82.3 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan cost, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Interest incurred	$86	$20	$192	$173
Interest paid	42	40	124	120

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

For the three months ended September 30, 2021, the effective rate reflects a provision of 26.4 percent compared to a benefit of 47.0 percent for the comparable period in the prior year. For the nine months ended September 30, 2021, the effective rate reflects a provision of 30.9 percent compared to a benefit of 30.1 percent for the comparable period in the prior year. The effective tax rate is mainly related to the unfavorable permanent adjustments together with detrimental discrete adjustments related to restricted stock vesting and approximately $0.6 million related to the employee retention credit.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.  FAIR VALUE DISCLOSURES

The various inputs used to measure assets at fair value establish a hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of nine broad levels as follows:

1.Level 1 – Quoted market prices in active markets for identical assets or liabilities.
2.Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
3.Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of September 30, 2021 and December 31, 2020:

Fair Value Measurements at September 30, 2021 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$180	$180	$—	$—
Investments measured at net asset value	$31,591

Fair Value Measurements at December 31, 2020 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$132	$132	$—	$—
Investments measured at net asset value	$32,039

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance or investment company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended September 30, 2021, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at September 30, 2021 and December 31, 2020. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 11. The Company is subject to interest rate risk on the variable component of the interest rate.

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

The non-recurring fair value measurement of both these asset categories are reflected in the table below:

Fair Value Measurements at September 30, 2021 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$692	$—	$692	$—

Fair Value Measurements at December 31, 2020 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$4,032	$—	$4,032	$—

15.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2020	$(15,181)	$(2,525)	$(17,706)
Change during the period:
Before-tax amount	—	(34)	(34)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	458	—	458
Total activity for the period	458	(34)	424
Balance at September 30, 2021	$(14,723)	$(2,559)	$(17,282)
(1)	Reported as part of selling, general and administrative expenses.

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2019	$(20,908)	$(2,315)	$(23,223)
Change during the period:
Before-tax amount	—	(423)	(423)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	1,104	—	1,104
Total activity for the period	1,104	(423)	681
Balance at September 30, 2020	$(19,804)	$(2,738)	$(22,542)
(1)	Reported as part of selling, general and administrative expenses.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.  LEASES:

During the third quarter of 2021, the Company entered into two Agreements (Agreement 1 and Agreement 2) for certain operating equipment rentals with an industrial manufacturer. Per the terms of Agreement 1, the equipment is being rented for one year and RPC is required to purchase the assets at the end of the lease term for the guaranteed purchase price less the monthly amounts paid during the year. As a result, the Company classified this arrangement as a finance lease and recorded the lease liability using its one year incremental borrowing rate. At the initiation of the lease, the Company recorded finance lease right-of-use assets and short –term finance lease liabilities of $21.7 million.

Per the terms of Agreement 2, certain operating equipment is being rented for one year with variable lease payments based on usage. The Company evaluated the terms of the terms of the contract and concluded that the arrangement contains a lease since it has the rights to obtain substantially all of the economic benefits and to direct the use of the operating equipment. In addition the Company has made an accounting policy election to account for this as a short-term lease and therefore not recognize a related right-of-use asset or lease liability.

Lease Costs (in thousands):

Finance lease costs are comprised of amortization of leased assets of $363 and interest on lease liabilities of $29.

Operating lease costs related to the lease described above total approximately $152.

Undiscounted cash flows (in thousands):

As of September 30, 2021, projected future lease payments on the finance lease total $21,675 scheduled to be paid as follows: $1,275 in 2021 and $20,400 in 2022, with amounts representing interest of $293 over the term of the lease.

Other information:

Weighted average remaining lease term – finance lease (months)	11	months
Weighted average discount rate – finance lease	1.682%

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020 is incorporated herein by reference. In 2021, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the nine months ended September 30, 2021, capital expenditures totaled $44.9 million, excluding equipment acquired under finance leases in the third quarter, primarily for capitalized maintenance and upgrades of our existing equipment, including upgrades of selected pressure pumping equipment for dual-fuel capability.

The oil and gas industry experienced an unprecedented disruption during 2020 due to the substantial decline in global demand for oil caused by the combined impact of the OPEC disputes, and the COVID-19 pandemic that has continued during the third quarter of 2021. The pandemic has significantly impacted the economic conditions in the United States, as federal, state and local governments have reacted to the public health crisis, creating significant uncertainties in the United States, as well as the global economy. RPC continued our regular operations during the period since we function as an essential infrastructure business in the energy sector under guidance issued by the Department of Homeland Security. In response to the pandemic, RPC instituted strict procedures to assess employee health and safety while in its facilities or on operational locations.

During the third quarter of 2021, revenues of $225.3 million increased by $108.7 million or 93.3 percent compared to the same period in the prior year. The increase in revenues is due to activity increases in all of our service lines as well as slight pricing improvement in several of our larger service lines. The economic slowdown that occurred due to the COVID-19 pandemic began at the end of the first quarter of 2020, therefore the third quarter of 2020 reflects the significant decline in business activity levels, explaining the significant increase in revenues during the third quarter of 2021 when compared to the prior year. International revenues for the third quarter of 2021 increased 32.0 percent to $7.6 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the future.

Cost of revenues increased during the third quarter of 2021 in comparison to the same period of the prior year primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, maintenance and repairs costs and fuel costs. Cost of revenues as a percentage of revenues decreased primarily due to the leverage of higher revenues over direct employment costs. During the third quarter of 2021 RPC recorded a $3.3 million expense related to the resolution of a long-term contractual dispute with a vendor, partially offset by a CARES tax credit of approximately $2.3 million.

Selling, general and administrative expenses were $31.4 million in the third quarter of 2021 compared to $32.4 million in the third quarter of 2020. The expenses for the third quarter of 2020 reflect $3.3 million of accelerated vesting of restricted stock due to the death of on officer. The expenses for the third quarter of 2021 reflect higher bad debt expense and some expense growth consistent with higher activity levels. Selling general and administrative expenses decreased from 27.8 percent of revenues in the third quarter of 2020 to 14.0 percent of revenues in the third quarter of 2021 due to leverage of higher revenues our cost that are relatively fixed during the short term.

Income before income taxes was $7.2 million for the three months ended September 30, 2021 compared to $31.0 million loss before income taxes in the same period of 2020. Diluted earnings per share was $0.02 for the three months ended September 30, 2021 compared to a loss per share of $0.08 in the same period of 2020. Cash provided by operating activities decreased to $26.4 million for

RPC, INC. AND SUBSIDIARIES

the nine months ended September 30, 2021 compared to $131.4 million in the same period of 2020 primarily due to an unfavorable change in working capital in 2021.

We expect capital expenditures, excluding lease financed equipment, in 2021 will be approximately $65 million, and will be directed mostly towards capitalized maintenance of our existing equipment and selected growth opportunities.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,083 during the fourth quarter of 2018. Beginning in the fourth quarter of 2018, the drilling rig count began to decline and by the third quarter of 2020, the U.S. domestic drilling rig count fell 77 percent reaching the lowest level recorded up to that time. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets resulting from the decline in global oil demand associated with the COVID-19 pandemic which began in the third quarter of 2020.

RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions during 2018 increased by approximately 25 percent compared to 2017, and by approximately five percent in 2019 compared to 2018. Well completions in 2020 decreased by approximately 49 percent compared to 2019. For the nine months ended September 30, 2021, well completions increased by approximately 29 percent compared to the same period in the prior year.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. Following the trough of the most recent oilfield downturn in the third quarter of 2020, the average price of oil has risen by more than 72 percent in the third quarter of 2021 compared to the average price of oil in the third quarter of 2020. The average price of natural gas has also risen by more than 119 percent during the same time period, due to steady demand for natural gas. Following a low price of $0.23 per gallon in the first quarter of 2020, the price of benchmark natural gas liquids has risen to $1.17 per gallon in the third quarter of 2021. The price increases in these commodities during the past three quarters are encouraging, and RPC believes that they have encouraged our customers to increase drilling and completion activities.

The majority of the U.S. domestic rig count remains directed towards oil. Early in the fourth quarter of 2021, approximately 82 percent of the U.S. domestic rig count was directed towards oil, an increase compared with approximately 73 percent during the same period in the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. However, we believe that natural gas-directed drilling has increased and will continue to increase in natural gas-directed basins in the United States due to the current and projected high prices of natural gas. This trend should be favorable for the demand for RPC’s services in these basins.

We continue to monitor the market for our services and the competitive environment, including the current trends and expectations with regard to environmental concerns and related impact on our fleets. The growing efficiency with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market. Early in the fourth quarter of 2021, we believe that most of the feasible efficiency gains have been realized, and a number of our smaller competitors have ceased operations. These factors, combined with the increase in drilling and completion and the improvement in commodity prices, leads us to believe that the competitive market for our services will improve during the near term.

During the third quarter of 2021, RPC entered into an agreement for a new Tier IV dual-fuel pressure pumping fleet, which immediately went to work at the beginning of the fourth quarter. In 2019, RPC expanded its fleet of revenue-producing equipment, while also retiring older equipment which could no longer function effectively in service-intensive operating environments. We continue to selectively upgrade our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection. We will continue to monitor current and expected customer activity levels and projected financial returns as we consider activating additional idle equipment during the near term. Our consistent response to the near-term potential of lower activity levels and competitive pricing has been to undertake moderate fleet expansions which we believe will allow us to maintain a strong balance sheet, while also positioning RPC for long-term growth and strong financial returns.

RPC, INC. AND SUBSIDIARIES

Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Consolidated revenues [in thousands]	$225,310	$116,588	$596,677	$449,665
Revenues by business segment [in thousands]:
Technical	$211,842	$109,278	$560,602	$417,511
Support	13,468	7,310	36,075	32,154

Consolidated operating income (loss) [in thousands]	$7,974	$(31,752)	$(3,767)	$(287,989)
Operating income (loss) by business segment [in thousands]:
Technical	$8,272	$(24,941)	$3,938	$(71,248)
Support	(55)	(3,840)	(5,353)	(4,139)
Corporate	(3,080)	(6,534)	(9,760)	(13,003)
Impairment and other charges (1)	—	—	—	(207.175)
Gain on disposition of assets, net	2,837	3,563	7,408	7,576

Percentage cost of revenues to revenues	75.7%	86.5%	77.5%	80.7%
Percentage selling, general & administrative expenses to revenues	14.0%	27.8%	15.3%	21.7%
Percentage depreciation and amortization expense to revenues	8.0%	16.0%	9.0%	17.2%
Average U.S. domestic rig count	500	254	425	477
Average natural gas price (per thousand cubic feet (mcf))	$4.39	$2.00	$3.29	$1.88
Average oil price (per barrel)	$70.5	$40.83	$62.4	$38.46
(1)	Includes $541 related to Corporate and the remainder to Technical Services.

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2020

Revenues. Revenues of $225.3 million for the three months ended September 30, 2021 increased 93.3 percent compared to the three months ended September 30, 2020. Domestic revenues of $217.7 million increased 96.0 percent for the three months ended September 30, 2021 compared to the same period in the prior year. The increase in revenues was due to higher activity levels compared to the third quarter of the prior year which was negatively impacted by COVID-19 shutdowns. International revenues of $7.6 million increased 32.0 percent for the three months ended September 30, 2021 compared to the same period in the prior year.

During the third quarter of 2021, the average price of natural gas was 119.5 percent higher and the average price of oil was 72.7 percent higher, both as compared to the same period in the prior year. The average domestic rig count during the third quarter of 2021 was 96.9 percent higher than the same period in 2020.

The Technical Services segment revenues for the third quarter of 2021 increased by 93.9 percent compared to the same period of the prior year due to significantly higher activity levels and slightly improved pricing. Technical Services reported operating income of $8.3 million during the third quarter of 2021 compared to an operating loss of $24.9 million in the third quarter of 2020 due to higher activity levels. The Support Services segment revenues for the third quarter of 2021 increased by 84.2 percent compared to the same period in the prior year. This increase was due principally to higher activity levels for rental tools. Support Services reported an operating loss of $55 thousand for the third quarter of 2021 compared to an operating loss of $3.8 million for the third quarter of 2020 due to higher pricing on rental tools.

Cost of revenues. Cost of revenues increased 69.1 percent to $170.6 million for the three months ended September 30, 2021 compared to $100.9 million for the three months ended September 30, 2020. Cost of revenues increased primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, maintenance and repairs costs and fuel costs. Cost of revenues as a percentage of revenues decreased primarily due to the leverage of higher revenues over direct employment costs. During the third quarter of 2021 RPC recorded a $3.3 million expense related to the resolution of a long-term contractual dispute with a vendor, partially offset by a CARES tax credit of approximately $2.3 million.

RPC, INC. AND SUBSIDIARIES

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $31.4 million for the three months ended September 30, 2021 compared to $32.4 million for the three months ended September 30, 2020. The expenses for the third quarter of 2020 reflect $3.3 million of accelerated vesting of restricted stock due to the death of on officer. The expenses for the third quarter of 2021, reflect higher bad debt expense and some expenses quarter consistent with higher activity levels. Selling, general and administrative expenses decreased from 27.8 percent of revenues in the third quarter of 2020 to 14.0 percent of revenues in the third quarter of 2021 due to leverage of higher revenues our cost that are relatively fixed during the short term.

Depreciation and amortization. Depreciation and amortization decreased 2.9 percent to $18.1 million for the three months ended September 30, 2021, compared to $18.7 million for the three months ended September 30, 2020. Depreciation and amortization decreased due to lower capital expenditures in recent years, coupled with assets becoming fully depreciated for book purposes during the previous quarters.

Gain on disposition of assets, net. Gain on disposition of assets, net was $2.8 million for the three months ended September 30, 2021 compared to a gain on disposition of assets, net of $3.6 million for the three months ended September 30, 2020. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $448 thousand for the three months ended September 30, 2021 compared to other income, net of $769 thousand for the same period in the prior year.

Interest expense. Interest expense was $1.3 million for the three months ended September 30, 2021 compared to $73 thousand for the three months ended September 30, 2020. Interest expense increased compared to the prior year due to interest expense related to the resolution of a long-term contractual dispute with a vendor. Interest expense also includes facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax provision (benefit). Income tax provision was $1.9 million during the three months ended September 30, 2021 compared to $14.6 million tax benefit for the same period in 2020. The effective tax rate was 26.4 percent for the three months ended September 30, 2021 compared to a 47.0 percent effective benefit rate for the three months ended September 30, 2020. The effective rate for the third quarter of 2021, reflects a provision due to a net detrimental impact of around $0.6 million related to the employee retention credit.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2020

Revenues. Revenues of $596.7 million for the nine months ended September 30, 2021 increased 32.7 percent compared to the nine months ended September 30, 2020. Domestic revenues of $572.2 million increased 35.8 percent for the nine months ended September 30, 2021 compared to the same period in the prior year. The increase in revenues was due to higher activity levels compared to the prior year which was negatively impacted during 2020 by COVID-19 shutdowns. International revenues of $24.5 million decreased 13.5 percent for the nine months ended September 30, 2021 compared to the same period in the prior year.

During the first nine months of 2021, the average price of natural gas was 81.0 percent higher and the average price of oil was 67.3 percent higher, both as compared to the same period in the prior year. The average domestic rig count during the first nine months of 2021 was 27.8 percent lower than the same period in 2020.

The Technical Services segment revenues for the first nine months of 2021 increased by 34.3 percent compared to the same period of the prior year due to higher activity levels. Technical Services reported operating income of $3.9 million during the first nine months of 2021 compared to an operating loss of $71.2 million for the first nine months of 2020. The Support Services segment revenues for the first nine months of 2021 increased by 12.2 percent compared to the same period in the prior year. This increase was due principally to higher activity levels for rental tools. Support Services reported an operating loss of $5.4 million for the first nine months of 2021 compared to operating loss of $4.1 million for the first nine months of 2020 due to lower pricing.

Cost of revenues. Cost of revenues increased 27.5 percent to $462.6 million for the nine months ended September 30, 2021 compared to $362.9 million for the nine months ended September 30, 2020. Cost of revenues increased primarily due to increases in expenses consistent with higher activity levels. Cost of revenues as a percentage of revenues decreased from 80.7 percent in the nine months ended September 30, 2020 to 77.5 percent for the nine months ended September 30, 2021 primarily due to labor and other cost efficiencies resulting from higher activity levels.

RPC, INC. AND SUBSIDIARIES

Selling, general and administrative expenses. Selling, general and administrative expenses were $91.4 million for the nine months ended September 30, 2021 and $97.7 million for the nine months ended September 30, 2020. These expenses decreased primarily due to lower employment costs. Employment costs for 2020 reflect $3.3 million of acclerated vesting of restricted stock due to the death of on officer. Selling, general and administrative expenses decreased from 21.7 percent of revenues in the nine months ended September 30, 2020 compared to 15.3 percent of revenues for the nine months ended September 30, 2021 primarily due to higher revenues over cost that are relatively fixed during the short term.

Depreciation and amortization. Depreciation and amortization decreased 30.6 percent to $53.8 million for the nine months ended September 30, 2021, compared to $77.5 million for the nine months ended September 30, 2020. Depreciation and amortization decreased significantly because of the asset impairment charges recorded during the first quarter of 2020.

Impairment and other charges. There were no impairment and other charges for the nine months ended September 30, 2021 and $207.2 million for the nine months ended September 30, 2020. These changes represent primarily the total amount by which several of our asset groups’ carrying amounts exceeded their fair value, coupled with severance costs. See Note 4 of the notes to the consolidated financial statements for further discussion of these charges.

Gain on disposition of assets, net. Gain on disposition of assets, net was $7.4 million for the nine months ended September 30, 2021 compared to a gain on disposition of assets of $7.6 million for the nine months ended September 30, 2020. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income (expense), net. Other income, net was $1.6 million for the nine months ended September 30, 2021 compared to other expense, net of $1.0 million for the same period in the prior year.

Interest expense. Interest expense was $1.8 million for the nine months ended September 30, 2021 compared to $257 thousand for the nine months ended September 30, 2020. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs. The increase in interest expense during the first nine months of 2021 compared to the same period in the prior year is primarily due to interest expense related to the resolution of a long-term contractual dispute with a vendor coupled with interest charged in connection with resolution of a state well servicing tax audit.

Income tax provision (benefit). Income tax provision was $1.2 million during the nine months ended September 30, 2021 compared to $86.9 million tax benefit for the same period in 2020. The effective tax rate was 30.9 percent for the nine months ended September 30, 2021 compared to a 30.1 percent effective benefit rate for the nine months ended September 30, 2020. The effective rate reflects a detrimental discrete adjustment related to restricted stock in addition to a net detrimental impact of around $0.6 million related to the employee retention credit.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents decreased $3.7 million to $80.8 million as of September 30, 2021 compared to cash and cash equivalents of $84.5 million as of December 31, 2020.

The following table sets forth the historical cash flows for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$26,416	$131,364
Net cash used for investing activities	(29,114)	(34,941)
Net cash used for financing activities	(963)	(827)

Cash provided by operating activities for the nine months ended September 30, 2021 was $26.4 million. Cash provided by operating activities includes a net loss of $5.1 million coupled with an unfavorable change in accounts receivable of $71.7 million, partially offset by favorable changes in other components of our working capital (taxes receivable, accounts payable and inventories) of $53.5 million, mainly due to an increase in taxes receivable, primarily due to a federal tax refund collected during the period.

RPC, INC. AND SUBSIDIARIES

Cash used for investing activities for the nine months ended September 30, 2021 decreased by $5.8 million compared to the nine months ended September 30, 2020, primarily because of a reduction in capital expenditures, partially offset by a decrease in proceeds from the sale of assets.

Cash used for financing activities for the nine months ended September 30, 2021 increased by $136 thousand primarily as a result of cash paid for a finance lease, partially offset by lower cost of repurchases of the Company’s shares for taxes related to the vesting of restricted shares.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2021 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company’s decisions relating to the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not expect to utilize our revolving credit facility to meet these liquidity requirements.

The Company currently has a $100 million revolving credit facility that matures in July 2023, as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. During the third quarter of 2020, the Company further amended the revolving credit facility. Among other matters, the amendment (1) reduced the maximum amount available for borrowing from $125 million to $100 million, (2) decreased the minimum tangible net worth covenant level from not less than $600 million to not less than $400 million, and (3) increased the margin spreads and commitment fees payable by 37.5 and 5 basis points, respectively, at each pricing level of the applicable rate without any changes to the leverage ratios used to calculate such spreads. As of September 30, 2021, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $17.7 million; therefore, a total of $82.3 million of the facility was available. The Company was in compliance with the credit facility financial covenants as of September 30, 2021. For additional information with respect to RPC’s facility, see Note 12 of the Notes to Consolidated Financial Statements included in this report.

Cash Requirements

The Company currently expects that capital expenditures, excluding lease financed equipment, will be approximately $65 million, and will be directed mostly towards capitalized maintenance of our existing equipment and selected growth opportunities. During the third quarter of 2021, RPC made the strategic decision to add a Tier IV dual-fuel fleet. This fleet was put into service late in the third quarter and is reflected as a finance lease with a balloon payment at the end of 12 months. The actual amount of 2021 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

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

The Company’s Retirement Income Plan, a multiple employer trusteed defined benefit pension plan, provides monthly benefits upon retirement at age 65 to eligible employees. During the nine months ended September 30, 2021, the Company did not make a cash contribution to the plan and does not currently expect to make any additional contributions for the remainder of 2021.

As of September 30, 2021, the Company’s stock buyback program authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. No shares have been purchased on the open market during the nine months ended September 30, 2021, and 8,248,184 shares remain available to be repurchased under the current authorization. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On July 22, 2019, the Board of Directors voted to suspend RPC’s dividend to common stockholders. The Company expects to resume cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company has no timetable for the resumption of dividends.

RPC, INC. AND SUBSIDIARIES

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, higher activity can cause increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. Labor costs decreased during 2020 due to the significant decline in oilfield activity. However, during the fourth quarter of 2020 and the first nine months of 2021, the price of labor has begun to rise due to increasing oilfield activity and the departure of skilled labor from the domestic oilfield industry during 2020. Also, the prices of raw materials used in the Company’s operations have begun to increase because many suppliers of these materials ceased operations or other supply chain disruptions have occurred. The Company is attempting to pass these price increases along to our customers, but due to the competitive nature of the oilfield services business, there is no assurance that these efforts will be successful.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

In conjunction with the spin-off of its former power boat manufacturing segment conducted through Chaparral Boats, Inc., RPC and Marine Products Corporation (Marine Products) entered into various agreements that define the companies’ relationship. RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $670,000 for the nine months ended September 30, 2021 and $646,000 for the comparable period in 2020.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers who are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $751,000 for the nine months ended September 30, 2021 and $710,000 for the nine months ended September 30, 2020.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. Gary W. Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on nine months’ notice. The services covered by these agreements include office space, selected administrative services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $78,000 for the nine months ended September 30, 2021 and $78,000 for the nine months ended September 30, 2020.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $150,000 for each of the nine months ended September 30, 2021 and 2020.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include without limitation statements regarding natural gas prices, production levels and drilling activities; our expectation to continue to focus on the development of international growth opportunities; our belief that international revenues will continue to be less than ten percent (10%) of our consolidated revenues; our belief that recent price increases have encouraged our customers to increase drilling and completion activities; our belief that oil-directed drilling will remain the majority of domestic drilling and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near-term; our belief that gas-directed drilling will continue to increase and that this trend will be favorable for the demand for RPC services; our belief that the increased efficiencies of oilfield completion services have been realized; our belief that the competitive market for our services will improve in the near-term; expectations about contributions to the defined benefit pension plan in 2021; our ability to meet our cash requirements in the future; the estimated amount and focus of our capital expenditures; our belief that we will not need our revolving credit facility to meet our liquidity requirements; our expectations to resume payments of cash dividends; estimates made with respect to our critical accounting policies; the effect of new accounting standards; the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition; and the impact of lawsuits, legal proceedings and claims on our financial position and results of operation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of September 30, 2021, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, September 30, 2021 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Board of Directors adopted resolutions approving amendments to the Company’s Bylaws effective October 26, 2021, to further clarify the parameters for board meetings and the annual meeting of the stockholders and establish the size of the board of directors. The Amended and Restated Bylaws, as so amended, are filed herewith as an exhibit.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. effective October 26, 2021.
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Richard A. Hubbell
Date: October 29, 2021	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: October 29, 2021	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)