Form 10-K
period 2021-12-31
RPC INC
filed 2022-02-28
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☐ Emerging growth company ☐

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

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $355,427,058 based on the closing price on the New York Stock Exchange on June 30, 2021 of $4.95 per share.

RPC, Inc. had 216,586,626 shares of Common Stock outstanding as of February 18, 2022.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business and financial strategies, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report also include without limitation statements regarding: our belief that the demand for our oil and gas services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or addressing well control issues; our belief that the common drivers of operational and financial success of Technical Services include diligent equipment maintenance, strong logistical processes, and appropriately trained personnel who function well in a team environment; our belief that the primary drivers of operational success for services and equipment provided off the well site without our personnel are offering safe, high quality and in-demand equipment appropriate for the well design characteristics; our belief that the primary drivers of operational success for other Support Services relate to meeting customer needs off the well site and competitive marketing of such services; our belief that demand for equipment and services offered tends to be influenced primarily by customer drilling-related activity levels; our belief that our supply sources are adequate; our belief that customer activity levels are influenced by their decisions about capital investment toward the development and product of oil and gas reserves; natural gas prices, production levels and drilling activities; our belief that oil-directed drilling will continue to represent the majority of the total drilling rig count for the foreseeable future; our continued belief in the long-term importance of our business due to continued worldwide demand for hydrocarbons generally and the high production of oil in the domestic U.S. market; our belief that unconventional wells will continue to comprise the majority of drilling activity because of their high initial production rates; our belief that the advent of unconventional drilling in the U.S. domestic market will be a permanent change and will continue to have a positive impact on the demand for our services; our expectation to continue to focus on the selected development of international business opportunities in current and other international markets and our belief that international revenues will continue to be less than ten percent of total revenues in 2022; our primary objective, which is to generate excellent long-term returns on investment through the effective and conservative management of our invested capital to generate strong cash flow; our plans to continue to pursue such primary objective through strategic investments and opportunities designed to enhance the long-term value of our company while improving market share, product offerings and the profitability of existing businesses; our expectations regarding acquisition targets in our industry; our belief that the principal competitive factors in the market areas that we serve are product availability and quality of our equipment and raw materials used to provide our services, service quality, reputation for safety and technical proficiency and price; our belief that our facilities are adequate for our current operations and reasonably anticipated future needs; our belief that oil production in the United States has become an increasingly important determinant of global oil prices; our belief that statistics regarding well completions are meaningful indicators of the outlook for our activity levels and revenues; our belief that current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity; the adequacy of our insurance coverage; the impact of lawsuits, legal proceedings and claims on our business and financial condition; our belief that recent price increases have encouraged our customers to increase drilling and completion activities; our belief that oil-directed drilling will remain the majority of domestic drilling and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near-term; our belief that natural gas-directed drilling has increased and will continue to increase in natural gas-directed basins in the United States due to the current and projected high prices of natural gas and our belief that this trend should be favorable for the demand for our services in such basins; our belief that the competitive market for our services will improve during the near term; our belief that our response to the near-term potential of lower activity levels and competitive pricing will allow us to maintain a strong balance sheet and position us for long-term growth and strong financial results;; our belief that the liquidity provided by our cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our expectation that we will not need our revolving credit facility to meet liquidity requirements in the near term; our expectations about cash contributions to the defined benefit pension plan in 2022; our ability to fund capital requirements in the future; the estimated amount of our capital expenditures and contractual obligations for future periods; our expectations to resume payments of cash dividends; our expectations regarding the costs of skilled labor and many of the raw materials used in providing our services; estimates made with respect to our critical accounting policies; the effect of new accounting standards; and the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements. See “Risk Factors” contained in Item 1A. for a discussion of factors that may cause actual results to differ from our projections..

Item 1. Business

Organization and Overview

RPC is a Delaware corporation originally organized in 1984 as a holding company for several oilfield services companies and is headquartered in Atlanta, Georgia.

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of Mexico and Appalachian regions, and in selected international markets. RPC acts as a holding company for the following legal entity groupings: Cudd Energy Services, Cudd Pressure Control, Thru Tubing Solutions and Patterson Services. Selected overhead including centralized support services and regulatory compliance are classified as Corporate. RPC is further organized into Technical Services and Support Services which are its operating segments. As of December 31, 2021, RPC had approximately 2,250 employees.

Business Segments

RPC manages its business as either services offered on the well site with equipment and personnel (Technical Services) or services and equipment offered off the well site (Support Services). The businesses under Technical Services generate revenues based on equipment, personnel operating the equipment and the materials utilized to provide the service. They are all managed, analyzed and reported based on the similarities of the operational characteristics and costs associated with providing the service. The businesses under Support Services are primarily able to generate revenues through equipment or services offered off the well site. During 2021, less than five percent of RPC’s consolidated revenues were generated from offshore operations in the U.S. Gulf of Mexico. In 2021, we also estimate that 65 percent of our revenues were related to drilling and production activities for oil, while 35 percent of revenues were related to drilling and production activities for natural gas.

Technical Services include RPC’s oil and gas services that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or to address well control issues. This operating segment consists primarily of pressure pumping, downhole tools, coiled tubing, snubbing, nitrogen, well control, wireline and fishing. Customers include major multi-national and independent oil and gas producers, and selected nationally owned oil companies. The services offered under Technical Services are high capital and personnel intensive businesses. The common drivers of operational and financial success of these services include diligent equipment maintenance, strong logistical processes, and appropriately trained personnel who function well in a team environment. The Company considers all of these services to be closely integrated oil and gas well servicing businesses, and makes resource allocation and performance assessment decisions based on this operating segment as a whole across these various services. The principal markets for this business segment include the United States, including the southwest, mid-continent, Gulf of Mexico and Appalachian regions, and selected international markets.

Support Services include all of the services that provide (i) equipment offered off the well site without RPC personnel and (ii) services that are provided in support of customer operations off the well site such as classroom and computer training, and other consulting services. The primary drivers of operational success for services and equipment provided off the well site without RPC personnel are offering safe, high quality and in-demand equipment appropriate for the well design characteristics. The drivers of operational success for the other Support Services relate to meeting customer needs off the well site and competitive marketing of such services. The equipment and services offered include rental tools, drill pipe and related tools, pipe handling, pipe inspection and storage services, and oilfield training and consulting services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico, mid-continent and Appalachian regions and project work in selected international locations. Customers primarily include domestic operations of independent oil and gas producers and major multi-nationals and selected nationally owned oil companies.

A brief description of the primary services conducted within each of the operating segments follows:

Technical Services

Pressure Pumping. Pressure pumping services, which accounted for 43 percent of 2021 revenues, 37 percent of 2020 revenues and 42 percent of 2019 revenues are provided to customers throughout Texas, and the mid-continent regions of the United States. We primarily provide these services to customers to enhance the initial production of hydrocarbons in formations that have low permeability. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in pressure pumping operations include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

Fracturing — Fracturing services are performed to stimulate production of oil and natural gas by increasing the permeability of a formation. Fracturing is particularly important in shale formations, which have low permeability, and unconventional completion, because the formation containing hydrocarbons is not concentrated in one area and requires multiple fracturing operations. The fracturing process consists of pumping fluids and sometimes nitrogen into a cased well at sufficient pressure to fracture the formation at desired locations and depths. Sand, ceramics, or synthetic materials, which are often coated with a material to increase their resistance to crushing, are pumped into the fracture. When the pressure is released at the surface, the fluid returns to the well surface, but the proppant remains in the fracture, thus keeping it open to allow oil and natural gas to flow through the fracture into the production tubing and ultimately to the well surface. In some cases, fracturing is performed in formations with a high amount of carbonate rock by an acid solution pumped under pressure without a proppant or with small amounts of proppant.

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

Downhole Tools. Thru Tubing Solutions (“TTS”) accounted for 29 percent of revenues in 2021, 34 percent of revenues in 2020 and 34 percent of 2019 revenues. TTS provides services and proprietary downhole motors, fishing tools and other specialized downhole tools and processes to operators and service companies in drilling and production operations, including casing perforation and bridge plug drilling at the completion stage of an oil or gas well. The services that TTS provides are especially suited for unconventional drilling and completion activities. TTS’ experience providing reliable tool services allows it to work in a pressurized environment with virtually any coiled tubing unit or snubbing unit.

Coiled Tubing. Coiled tubing services, which accounted for ten percent of revenues in 2021, nine percent of revenues in 2020 and seven percent of revenues in 2019, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, costlier workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig. Coiled tubing units are also used to support completion activities in directional and horizontal wells. Such completion activities usually require multiple entrances in a wellbore to complete multiple fractures during a pressure pumping operation. A coiled tubing unit can accomplish this type of operation because its flexibility allows it to be steered in a direction other than vertical, which is necessary in this type of wellbore. At the same time, the strength of the coiled tubing string allows various types of tools or motors to be conveyed into the well effectively. The uses for coiled tubing in directional and horizontal wells have been enhanced by improved fabrication techniques and higher-diameter coiled tubing which allows coiled tubing units to be used effectively over greater distances, thus allowing them to function in more of the completion activities currently taking place in the U.S. domestic market. There are several manufacturers of flexible steel pipe used in coiled tubing, and the Company believes that its sources of supply are adequate.

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for two percent of revenues in 2021, one percent of revenues in 2020 and one percent of revenues in 2019, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure on the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing unit can perform many applications at a lower cost than other alternatives. Because the well being serviced by a hydraulic workover unit is often under pressure, which is hazardous by nature, the snubbing segment of the oil and gas services industry is limited to relatively few operators who have the experience and knowledge required to perform such services safely. Increasingly, snubbing units are used for unconventional completions at the outer reaches of long wellbores which cannot be serviced by coiled tubing because coiled tubing has a more limited range than drill pipe conveyed by a snubbing unit.

Nitrogen. Nitrogen accounted for four percent of revenues in 2021, five percent of revenues in 2020 and four percent of revenues in 2019. There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. Increasingly, it is used as a displacement medium to increase production in older wells in which production has depleted. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service. In addition, nitrogen can be complementary to our snubbing and coiled tubing services, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer's well.

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

Support Services

Rental Tools. Rental tools accounted for four percent of revenues in 2021, four percent of revenues in 2020 and four percent of revenues in 2019. The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular assets with rental items instead of owning a complete set of assets. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in Texas, the Gulf of Mexico, mid-continent region and the Appalachian region.

Patterson Rental Tools offers a broad range of rental tools including drill pipe and associated handling tools, blowout preventers and a variety of tool assemblages that provide well control.

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

Industry

United States. RPC provides its services to its domestic customers through a network of facilities strategically located to serve oil and gas drilling and production activities of its customers in Texas, the mid-continent, the southwest, the Gulf of Mexico and the Appalachian regions. Demand for RPC’s services in the U.S. is extremely volatile and fluctuates with current and projected price levels of oil and natural gas and activity levels in the oil and gas industry. Customer activity levels are influenced by their decisions about capital investment toward the development and production of oil and gas reserves.

Due to improved drilling technology, the drilling rig count in the U.S. has declined dramatically since the early 1980’s. Due to continuously enhanced rig and other technologies during the last decade, an increased number of wells have been drilled during periods of strong industry activity, and the domestic production of both oil and natural gas in these wells rose to record levels in 2019. Oil and gas industry activity levels have historically been volatile, experiencing multiple cycles, including seven down cycle troughs between 1981 and 2020, with August 2020 marking the lowest U.S. domestic rig count in U.S. oilfield history. Between August 2020 and early in the first quarter of 2022, the U.S. domestic rig count rose by approximately 138 percent.

Since the majority of RPC’s services are utilized at the completion stage of an oil or gas well’s life cycle, the Company closely monitors well completion trends in the U.S. domestic oilfield. As recently reported by the U.S. Energy Information Administration, annual well completions fell from a cyclical peak of 21,382 in 2014 to 8,135 in 2016. Between 2016 and 2019, annual well completions increased by 6,227 or 76.6 percent. During the oilfield downturn that occurred in 2020, only 7,387 wells were completed, the lowest number of annual well completions recorded during the seven years that these data have been reported. During 2021, reported well completions increased to 9,810, an increase of 2,423 wells or 32.8 percent compared to 2020.

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

The average price of natural gas increased by approximately 93 percent during 2021 as compared with 2020. Early in the first quarter of 2022, the price of natural gas was approximately 19.9 percent higher than the price at the end of 2021. RPC believes that the recent increase in the price of natural gas is sufficient to encourage increasing levels of natural gas-directed drilling, and we note that many oil-directed wells produce a great deal of natural gas and natural gas liquids as well. In addition to oil and natural gas, the prices of various natural gas liquids also determine our customers’ activity levels, since it is produced in many of the shale resource plays which also produce oil, and production of various natural gas liquids has increased to a level comparable to that of natural gas. During 2021 the average price of benchmark natural gas liquids increased by approximately 97 percent compared with 2020. Early in the first quarter of 2022, the price of natural gas liquids increased by approximately 7.0 percent compared to the average price in 2021.

From 2001 to 2009, gas drilling rigs represented over 80 percent of the drilling rig count. In 2010, the percentage of drilling rigs drilling for natural gas began to decline, and since that time has consistently comprised less than 50 percent of total U.S. drilling.

Although U.S. domestic demand for natural gas has increased, and U.S. exports of liquified natural gas have become a source of demand for U.S. natural gas, the price of natural gas generally has fallen in recent years. Unlike oil demand, which is impacted by numerous global factors, the demand for natural gas is determined by U.S. domestic and export demand. We anticipate that oil-directed drilling will continue to represent the majority of the total drilling rig count for the foreseeable future. We continue to believe in the long-term importance of our business due to continued worldwide demand for hydrocarbons generally and the high production of oil in the domestic U.S. market.

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

International. RPC has historically operated in several countries outside of the United States, and international revenues accounted for four percent of RPC’s consolidated revenues in 2021, six percent in 2020 and five percent in 2019. RPC’s allocation of growth capital over the last several years have emphasized domestic rather than international expansion because of higher domestic activity levels and expected financial returns. International revenues decreased 13.0 percent in 2021 compared to the prior year primarily due to lower customer activity levels in Algeria and Saudi Arabia, partially offset by higher activity in Canada. During 2021, RPC provided downhole motors and tools in Argentina, Canada, Mexico and Saudi Arabia. We continue to focus on the selected development of international opportunities in these and other markets, although we believe that it will continue to be less than ten percent of total revenues in 2022.

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

RPC has a revolving credit facility which can be used to fund working capital and other capital requirements. The borrowing base for this credit facility is $100 million, including a $35 million letter of credit sublimit, and a $35 million swingline sublimit. There was no outstanding balance on this credit facility as of December 31, 2021. Our capital structure is more conservative than that of many of our peers.

Customers

Demand for RPC’s services and equipment depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies. During 2021, RPC provided oilfield services to several hundred customers. Of these customers, there was no customer in 2021 or 2020 that accounted for 10 percent or more of revenues.

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

Competition

RPC operates in highly competitive areas of the oilfield services industry. We sell our equipment and services in highly competitive markets, and the revenues and earnings generated are affected by changes in prices for our services, fluctuations in the level of customer activity in major markets, general economic conditions and governmental regulation. RPC competes with many large and small oilfield industry competitors, including the largest integrated oilfield services companies. During the oilfield downturn that began in 2015, a number of oilfield services companies reduced the scope of their operations or became insolvent. During the most recent downturn that began in 2019, fewer oilfield services companies became insolvent than in the previous downturn, partially because of COVID-19 – related Federal stimulus that supported operations that would otherwise have become insolvent. Oilfield activity levels began to improve during the fourth quarter of 2020, and pricing for our services began to improve during the fourth quarter of 2021, both of which supported the operations of oilfield services companies that remained in operation. In addition, improving completion services efficiency during this period served to increase effective capacity and impose another catalyst for declining pricing and utilization. The combination of a large number of oilfield services companies and the increased efficiency with which these companies provide services have caused the oilfield services business to remain competitive. RPC believes that the principal competitive factors in the market areas that it serves are product availability and quality of our equipment and raw materials used to provide our services, service quality, reputation for safety and technical proficiency, and price.

The oil and gas services industry includes dominant global competitors including, among others, Halliburton Energy Services Group, a division of Halliburton Company, Baker Hughes Company, and Schlumberger Ltd. The industry also includes a number of other publicly traded peers whose operations are more similar to RPC, including Liberty Oilfield Services, Mammoth Energy Services, Inc., NCS Multistage Holdings, Inc., NexTier Oilfield Solutions, Nine Energy Services, Patterson-UTI Energy, Inc. and ProPetro Holding Corporation, as well as numerous smaller, locally owned competitors.

Human Capital

The table below shows the number of employees at December 31, 2021 and 2020:

At December 31,	2021	2020
Employees	2,250	2,005

The Company operates in a cyclical business where financial performance and headcount is influenced by, among other things, changes in oil and natural gas prices. The Company’s key human capital management objectives are focused on fostering talent in the following areas:

Diversity and Equality - The Company’s workforce reflects the diversity of the communities in which it operates. Our dedicated team of employees works towards a common purpose. Our Company is strong in its values, relationships and consistency in management. We have long been dedicated to recruiting and hiring recently discharged military personnel, and dedicated resources undertake this recruiting effort at our company. The Company received the U.S. Department of Labor's "2019 Hire Vets Medallion Award" in recognition of this effort and its success. The Board of Directors has a Human Capital Management and Compensation Committee that monitors compliance with applicable non-discrimination laws related to race, gender and other protected classes. The Committee provides a report of such incidences to the Board on an annual basis.

Development and Training - The Company’s management team and all its employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. We have implemented and maintained a corporate compliance program to provide guidance for everyone associated with the Company, including its employees, officers and directors (the "Code"). Annual review of the Code is required, and the code prohibits unlawful or unethical activity, including discrimination, and directs our employees, officers, and directors to avoid actions that, even if not unlawful or unethical, might create an appearance of illegality or impropriety. In addition, the Company provides annual training for preventing, identifying, reporting and ending any type of unlawful discrimination. The Company also provides a wide variety of opportunities for professional growth for all employees with in-classroom and online training, on-the-job experience and counseling.

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

RPC owns and leases regional and district facilities from which its oilfield services are provided to land-based and offshore customers. RPC’s principal executive offices in Atlanta, Georgia are leased. The Company has four primary administrative buildings, two leased facilities, one in each of The Woodlands, Texas, and Midland, Texas, that include the Company’s operations, engineering, sales and marketing headquarters, and two owned facilities, one in Houma, Louisiana that includes certain administrative functions and one in Newcastle, Oklahoma that includes certain administrative functions, operations, engineering, sales and equipment storage yards. RPC believes that its facilities are adequate for its current operations. For additional information with respect to RPC’s lease commitments, see Note 16 of the consolidated Financial Statements.

Governmental Regulation

RPC’s business is affected by state, federal and foreign laws and other regulations relating to the oil and gas industry, as well as laws and regulations relating to worker safety and environmental protection. RPC cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on it, its businesses or financial condition. More stringent environmental standards compel the Company to buy more expensive equipment to meet those standards and also renders older equipment obsolete.

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

The price of oil, a world-wide commodity, is affected by, among other things, the potential of armed conflict in politically unstable areas such as the Middle East as well as the actions of OPEC, an oil cartel which controls approximately 40 percent of global oil production. OPEC’s actions have historically been unpredictable and can contribute to the volatility of the price of oil on the world market.

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

At times our business has had a concentration of one or more major customers. There was no customer that accounted for 10 percent or more of the Company’s revenues in 2021, 2020 or 2019. In addition, there was no customer as of December 31, 2021 or 2020 that accounted for 10 percent or more of accounts receivable. The reliance on a large customer for a significant portion of our total revenues exposes us to the risk that the loss or reduction in revenues from this customer, which could occur unexpectedly, could have a material and disproportionate adverse impact upon our revenues and operating results.

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

Our operations are directly affected by the weather conditions in several domestic regions, including the Gulf of Mexico, the Gulf Coast, the mid-continent and the Appalachian region. Hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast during certain times of the year may also affect our operations, and severe hurricanes may affect our customers' activities for a period of several years. While the impact of these storms may increase the need for certain of our services over a longer period of time, such storms can also decrease our customers' activities immediately after they occur. Such hurricanes may also affect the prices of oil and natural gas by disrupting supplies in the short term, which may increase demand for our services in geographic areas not damaged by the storms. Prolonged rain, snow or ice in many of our locations may temporarily prevent our crews and equipment from reaching customer work sites. Due to seasonal differences in weather patterns, our crews may operate more days in some periods than others. Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions.

Our ability to attract and retain skilled workers may impact growth potential and profitability.

Our ability to be productive and profitable will depend substantially on our ability to attract and retain skilled workers. Our ability to expand our operations is, in part, impacted by our ability to increase our labor force. A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates paid by us, or both. Early in the first quarter of 2022, the Company and our industry is being affected by shortages of skilled labor. If labor shortages continue or a significant increase in wages occur, our capacity and profitability could be diminished, and our growth potential could be impaired.

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

The oil and gas industry experienced an unprecedented disruption during 2020 due to the substantial decline in global oil demand caused partly by the COVID-19 pandemic. Although global demand began to rebound in 2021, a worsening of the pandemic could continue to impact the economic conditions in the United States, as federal, state and local governments react to the public health crisis, creating uncertainties in the United States, as well as the global economy. RPC instituted strict procedures to assess employee health and safety while in its facilities or on operational locations and attempted to hire redundant crews in order to continue to provide services to its customers. These measures increased the Company’s operating expenses, and such higher operating expenses could continue if the COVID-19 pandemic continues during 2022.

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

RPC’s pressure pumping services are the subject of continuing federal, state and local regulatory oversight. This scrutiny is prompted in part by public concern regarding the potential impact on drinking and ground water and other environmental issues arising from the growing use of hydraulic fracturing. Among these regulatory entities is the White House Council on Environmental Quality, which coordinated a review of hydraulic fracturing practices. In addition, a committee of the United States House of Representatives investigated hydraulic fracturing practices and publicized information regarding the materials used in hydraulic fracturing. The U.S. Environmental Protection Agency (EPA) also conducted a study of the environmental impact of hydraulic fracturing practices, and in 2015, issued a report which concluded that hydraulic fracturing had not caused a measurable impact on drinking water sources in the U.S. This and similar conclusions from similar investigations carry positive implications for our industry. In spite of these favorable empirical data, the current administration imposed a temporary suspension of new oil and gas leasing permits on federal oil and gas drilling areas. This suspension has been challenged in court and was blocked in the fourth quarter of 2021. Early in 2022 a final decision was still pending. This legislation has had a minimal impact on RPC’s Technical Services Segment’s revenues. Furthermore, we do not believe that this ban, or any similar future ban, would impact RPC’s Technical Services Segment’s revenues because this or similar bans would only apply to drilling and completion on Federal lands, which account for less than 10 percent of U.S. oilfield activity.

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

The Company has elected the “Controlled Corporation” exemption under Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual. The Company is a “Controlled Corporation” because a group that includes the Company’s Chairman of the Board, Gary W. Rollins, who is also a director of the Company, and certain companies under his control (the “Controlling Group”), controls in excess of fifty percent of the Company’s voting power. As a “Controlled Corporation,” the Company need not comply with certain NYSE rules including those requiring a majority of independent directors, and independent compensation and nominating committees.

RPC’s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, 67 percent of RPC’s outstanding shares of common stock. As a result, these stockholders effectively control the operations of RPC, including the election of directors and approval of significant corporate transactions such as acquisitions and other matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over the Company at a premium.

The Controlling Group could take actions that could negatively impact our results of operations, financial condition or stock price.

The Controlling Group may from time to time and at any time, in their sole discretion, acquire or cause to be acquired, additional equity or other instruments of the Company, its subsidiaries or affiliates, or derivative instruments the value of which is linked to Company securities, or dispose or cause to be disposed, such equity or other securities or instruments, in any amount that the Controlling Group may determine in their sole discretion, through open market transactions, privately negotiated transactions or otherwise. In addition, depending upon a variety of factors, the Controlling Group may at any time engage in discussions with the

Company and its affiliates, and other persons, including retained outside advisers, concerning the Company’s business, management, strategic alternatives and direction, and in their sole discretion, consider, formulate and implement various plans or proposals intended to enhance the value of their investment in the Company. In the event the Controlling Group were to engage in any of these actions, our common stock price could be negatively impacted, such actions could cause volatility in the market for our common stock or could have a material adverse effect on our results of operations and our financial condition.

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

RPC’s certificate of incorporation, bylaws and other documents contain provisions including advance notice requirements for stockholder proposals and director nominations, and staggered terms for the Board of Directors. These provisions may make a tender offer, change in control or takeover attempt that is opposed by RPC’s Board of Directors more difficult or expensive.

Risks Related to Digital operations, Cybersecurity and Business Disruption.

Our operations rely on digital systems and processes that are subject to cyber-attacks or other threats that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Our operations are dependent on digital technologies and services. We use these technologies and services for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Digital technologies are subject to the risk of cyber-attacks, both from internal and external threats. Internal threats in cybersecurity are caused by the misuse of access to networks and assets by individuals within the Company by maliciously or negligently disclosing, modifying or deleting sensitive information. Individuals within the Company include current employees, contractors and partners. External threats in cybersecurity are caused by unauthorized parties attempting to gain access to our networks and assets by exploiting security vulnerabilities or through the introduction of malicious code, such as viruses, worms, Trojan horses and ransomware. In response to the risk of cyber-attacks, we regularly review and update processes to prevent unauthorized access to our networks and assets and misuse of data. We provide regular security awareness training for all employees, simulate phishing assessments and closely manage the accounts and privileges of all employees and contractors. We also maintain an up-to-date incident response plan to quickly address cybersecurity incidents. We have experienced cyberattacks, including phishing and other attempts to gain unauthorized access to our network. To date, these attacks have not had a material impact on our operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

RPC owns or leases approximately 65 offices and operating facilities. The Company leases approximately 21,200 square feet of office space in Atlanta, Georgia that serves as its headquarters, a portion of which is allocated and charged to Marine Products Corporation. See “Related Party Transactions” contained in Item 7. As of December 31, 2021, the lease agreement on the headquarters is effective through May 2031. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities used in our operations are as follows:

Owned Locations
Broussard, Louisiana — Operations, sales and equipment storage yard
Elk City, Oklahoma — Operations, sales and equipment storage yard
Houma, Louisiana — Administrative office
Channelview, Texas — Pipe storage yard and inspection services
Odessa, Texas — Pumping services facility
Rock Springs, Wyoming — Operations, sales and equipment storage yard
Vernal, Utah — Operations, sales and equipment storage yards
Newcastle, Oklahoma — Operations, sales and administrative offices

Leased Locations
Midland, Texas — Operations, sales and administrative offices
Seminole, Oklahoma — Pumping services facility
The Woodlands, Texas — Operations, sales and administrative office
Odessa, Texas — Pumping services facility

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

Item 4A. Information About Our Executive Officers

In April of 2021, the Executive Officers of the Company were elected by the Board of Directors to serve at least one year, or until the April 2022 Board of Directors’ meeting, or until their earlier removal by the Board of Directors or their resignation. The following table lists the executive officers of RPC and their ages, offices, and terms of office with RPC.

Name and Office with Registrant	Age	Date First Elected to Present Office

Richard A. Hubbell (1)	77	4/22/03

President and Chief Executive Officer

Ben M. Palmer (2)	61	7/8/96

Vice President, Chief Financial Officer and Corporate Secretary

(1)	Richard A. Hubbell has been the President of RPC since 1987 and Chief Executive Officer since 2003. He has also been the President and Chief Executive Officer of Marine Products Corporation since it was spun off from RPC in 2001. Mr. Hubbell serves on the Board of Directors of both of these companies.

(2)	Ben M. Palmer has been the Vice President and Chief Financial Officer of RPC since 1996. He has also been the Vice President and Chief Financial Officer of Marine Products Corporation since it was spun off from RPC in 2001. He assumed the responsibilities as Corporate Secretary of RPC and Marine Products Corporation in July 2017.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES. As of February 18, 2022 there were 216,586,626 shares of common stock outstanding and approximately 10,700 beneficial holders of our common stock.

Issuer Purchases of Equity Securities

Shares repurchased by the Company and affiliated purchases in the fourth quarter of 2021 are outlined below.

			Total Number	Maximum
			of Shares (or	Number (or
			Units)	Approximate
			Purchased as	Dollar Value) of
			Part of	Shares (or Units)
	Total Number of	Average Price	Publicly	that May Yet Be
	Shares	Paid Per	Announced	Purchased Under
	(or Units)	Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs (1)	Programs (1)

October 1, 2021 to October 31, 2021	—	$—	—	8,248,184
November 1, 2021 to November 30, 2021	—	—	—	8,248,184
December 1, 2021 to December 31, 2021	—	—	—	8,248,184
Totals	—	$—	—	8,248,184

(1)	The Company has a stock buyback program initially adopted in 1998 and subsequently amended in 2013 and 2019 that authorizes the repurchase of up to 41,578,125 shares. On February 12, 2018, the Board of Directors increased the number of shares authorized for repurchase by 10,000,000 shares. There were no shares repurchased as part of this program during the fourth quarter of 2021. As of December 31, 2021, there are 8,248,184 shares available to be repurchased under the current authorization. Currently the program does not have a predetermined expiration date.

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

The Company was a component of the Russell 2000 during 2021. The Russell 2000 is a stock index measuring the performance of the small-cap segment of the US equity universe. The components of the index had a weighted average market capitalization in 2021 of $3.0 billion, and a median market capitalization of $1.3 billion. The Russell 2000 was chosen because it represents companies with comparable market capitalizations to the Company, and because the Company is a component of the index. The OSX is a stock index of 15 companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services. The Company is not a component of the OSX, but this index was chosen because it represents a large group of companies that provide the same or similar equipment and services as the Company. The companies included in the Peer Group are Weatherford International plc, Oil States International, Inc., Patterson-UTI Energy, Inc., and Halliburton Company. The companies included in the Peer Group have been weighted according to each respective issuer's stock market capitalization at the beginning of each year. The peer group used in the immediately preceding fiscal year (“the Former Peer Group”) included Weatherford International, Inc., Superior Energy Services, Inc., Patterson-UTI Energy, Inc., and Halliburton Company. Superior Energy Services, Inc., was included in the Former Peer Group but not the Peer Group because its common stock no longer trades on a recognized exchange. The Company included Oil States International, Inc. in the Peer Group because it engages in similar oilfield businesses.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN *
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
RPC, Inc. Common Stock
OSX
Peer Group
Russell 2000 Index
* Assumes Reinvestment of Dividends

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with “Selected Financial Data” and the consolidated financial statements included elsewhere in this document. See also “Forward-Looking Statements” on page 2. Discussions of year-to-year comparisons of 2020 and 2019 items that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual report on Form 10-K for the year ended December 31, 2020, which Item is incorporated herein by reference.

RPC, Inc. (“RPC”) provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of Mexico and Appalachian regions, and in selected international markets. The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells.

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

The oil and gas industry experienced an unprecedented disruption during 2020 due to the substantial decline in global oil demand caused partly by the COVID-19 pandemic. Although global demand began to rebound in 2021, the pandemic could continue to impact the economic conditions in the United States, as federal, state and local governments react to the public health crisis, creating uncertainties in the United States, as well as the global economy. RPC instituted strict procedures to assess employee health and safety in its facilities and operational locations and attempted to hire redundant crews in order to continue to provide services to its customers.

Current industry conditions are characterized by oil prices which have risen from less than $20 per barrel in the second quarter of 2020 to approximately $86 per barrel early in the first quarter of 2022, the highest recorded oil price since the fourth quarter of 2014. While there are many factors influencing the price of oil, we note that the global oil market was oversupplied by approximately six percent during the second and third quarters of 2020 but was undersupplied by approximately two percent during the third and fourth quarters of 2020 and throughout 2021. We believe that the imbalance in global supply and demand have been an important catalyst for the significant increase in the price of oil since the cyclical low during the second quarter of 2020. In response to this significant increase in the price of oil, the U.S. domestic rig count has risen from a low of 244 in the third quarter of 2020 to 610 early in the first quarter of 2022. In addition, well completions have increased from 1,110 in the third quarter of 2020 to 2,578 in the fourth quarter of 2021.

RPC believes that oil production in the United States has also become an increasingly important determinant of global oil prices, because the United States has grown to be the world’s largest producer of oil and is more flexible in its ability to increase or decrease drilling and production activities more rapidly than the state-owned oil companies which comprise OPEC membership. During the past several years, improving drilling and completion activity have caused U.S. domestic oil production to continue to rise to a record production level in December 2019. Oil production fell during 2020 during the downturn caused by the COVID-19 pandemic, but by the end of 2021 had increased by approximately 17 percent compared to the lowest oil production recorded during the second quarter of 2020. Customer activities directed towards natural gas drilling and production have been weak for several years because of the high production of shale-directed natural gas wells, the high amount of natural gas production associated with oil-directed shale wells in the U.S. domestic market, and relatively constant consumption of natural gas in the United States. One of these factors has been mitigated by the decline in oil-directed drilling. As a result, the price of natural gas has recovered from a low of $1.63 per Mcf during the second quarter of 2020 to $4.30 per Mcf early in the first quarter of 2022. The price increases in natural gas during the 2021 and early 2022 are encouraging, and RPC believes that they have encouraged our customers to increase drilling and completion activities.

The Company’s strategy of utilizing equipment in unconventional basins continued. During 2021, we made capital expenditures, excluding the equipment acquired under a finance lease, totaling $67.6 million, an increase of $2.6 million compared to the prior year. Capital expenditures during 2021 were primarily directed towards capitalized maintenance and selected growth opportunities.

Revenues during 2021 totaled $864.9 million, an increase of 44.6 percent compared to 2020. This increase was primarily due to higher customer activity levels during 2021 compared to the prior year which was negatively impacted by COVID-19 shutdowns. Cost of revenues increased $182.5 million in 2021 compared to the prior year primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, employment costs and fuel costs. In addition, these costs increased due to higher market prices for materials and supplies, fuel and other raw materials. As a percentage of revenues, cost of revenues decreased to 76.7 percent in 2021 compared to 80.4 percent in 2020 due to the leverage of higher revenues over direct employment costs and improved pricing for RPC’s services.

Selling, general and administrative expenses as a percentage of revenues decreased to 14.3 percent in 2021 compared to 20.7 percent in 2020, primarily due to leverage of higher revenues over costs that are relatively fixed during the short term.

Income before income taxes was $16.4 million for 2021 compared to loss before income taxes of $309.4 million in 2020. Net income for 2021 was $7.2 million, or $0.03 earnings per share compared to net loss of $212.2 million, or $1.00 loss per share in 2020. The net loss in 2020 includes non cash charges of $211.0 million related primarily to asset impairments.

Cash flows from operating activities decreased to $47.7 million in 2021 compared to $78.0 million in 2020 primarily due to increased working capital requirements in 2021 compared to decreased working capital requirements in 2020. As of December 31, 2021, there were no outstanding borrowings under our credit facility.

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

RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions during 2018 increased by approximately 25 percent compared to 2017, and by approximately five percent in 2019 compared to 2018. Well completions in 2020 decreased by approximately 49 percent compared to 2019. However, well completions in 2021 increased by approximately 33 percent compared to 2020.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. Following the trough of the most recent oilfield downturn in the second quarter of 2020, the price of oil has risen by more than 215 percent early in the first quarter of 2022 compared to the average price of oil in the second quarter of 2020. The price of natural gas has risen by approximately 150 percent during the same time period, due to steady demand for natural gas and normal seasonal demand in the first quarter of 2022. Following a low price of $0.23 per gallon in the first quarter of 2020, the price of benchmark natural gas liquids has risen to $1.18 per gallon early in the first quarter of 2022. The price increases in these commodities during the past year are encouraging, and RPC believes that they have encouraged our customers to increase drilling and completion activities.

The majority of the U.S. domestic rig count remains directed towards oil. Early in the first quarter of 2022, approximately 82 percent of the U.S. domestic rig count was directed towards oil, an increase compared with approximately 77 percent during the same period in the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. However, we believe that natural gas-directed drilling has increased and will continue to increase in natural gas-directed basins in the United States due to the current and projected high prices of natural gas. This trend should be favorable for the demand for RPC’s services in these basins.

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

Results of Operations

	2021	2020	2019
Consolidated revenues [in thousands]	$864,929	$598,302	$1,222,409
Revenues by business segment [in thousands]:
Technical	$815,046	$556,488	$1,145,554
Support	$49,883	$41,814	76,855

Consolidated operating income (loss) [in thousands]	$16,291	$(309,635)	$(114,288)
Operating income (loss) by business segment [in thousands]:
Technical	$24,434	$(82,525)	$(32,993)
Support	(2,725)	(6,714)	10,016
Corporate	(13,300)	(12,426)	(12,745)
Impairment and other charges (1)(2)	—	(217,493)	(82,273)
Gain on disposition of assets, net	$10,882	$9,523	$3,707

Net income (loss)	$7,217	$(212,192)	$(87,111)
Earnings (Loss) per share — diluted	$0.03	$(1.00)	$(0.41)
Percentage cost of revenues to revenues	77%	80%	75%
Percentage selling, general & administrative expenses to revenues	14%	21%	14%
Percentage depreciation and amortization expense to revenues	8%	16%	14%
Effective income tax rate	56.1%	31.4%	23.0%
Average U.S. domestic rig count	478	436	943
Average natural gas price (per thousand cubic feet (mcf))	$3.92	$2.03	$2.57
Average oil price (per barrel)	$68.13	$39.50	$56.90

(1)	Amount in 2020 includes $212,292 related to technical services, $4,660 related to pension settlement loss and the remainder related to corporate expenses.
(2)	Amount in 2019 includes $80,263 related to technical services and $2,010 related to corporate expenses.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenues. Revenues in 2021 increased $266.6 million or 44.6 percent compared to 2020 primarily due to higher activity levels as 2020 was negatively impacted by COVID-19 shutdowns. The Technical Services segment revenues in 2021 increased $258.6 million or 46.5 percent compared to the prior year. The increase is due primarily to higher activity levels and higher pricing within most of our service lines as compared to the prior year. The Support Services segment revenues in 2021 increased $8.1 million or 19.3 percent compared to 2020 due primarily to higher activity levels in the rental tools service line, which is the largest service line within this segment. Technical Services reported operating income of $24.4 million during 2021 compared to an operating loss of $82.5 million in the prior year, while Support Services reported an operating loss of $5.7 million in 2021 compared to an operating loss of $6.7 million in the prior year. The average price of oil increased 72.5 percent and the average price of natural gas increased 93.0 percent during 2021 compared to the prior year. The average domestic rig count during 2021 was 9.5 percent higher than 2020. International revenues, which decreased from $35.9 million in 2020 to $31.2 million in 2021, were four percent of consolidated revenues in 2021 compared to six percent in 2020. International revenues decreased in 2021 primarily due to lower customer activity levels in Algeria, and Saudi Arabia, partially offset by higher activity in Canada compared to the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of revenues. Cost of revenues in 2021 increased $182.5 million or 38.0 percent compared to 2020 primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, employment costs and fuel costs. In addition, these costs increased due to higher market prices for materials and supplies, fuel and other raw materials. As a percentage of revenues, cost of revenues decreased to 76.7 percent in 2021 compared to 80.4 percent in 2020 due to the leverage of higher revenues over direct employment costs and improved pricing for RPC’s services.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased slightly to $123.6 million in 2021 compared to $123.7 million in 2020. Selling, general and administrative expenses as a percentage of revenues decreased to 14.3 percent of revenues in 2021 compared to 20.7 percent of revenues in 2020 due to higher revenues over costs that are relatively fixed during the short term.

Depreciation and amortization. Depreciation and amortization were $72.7 million in 2021, a decrease of $22.8 million, compared to $95.5 million in 2020. Depreciation and amortization decreased significantly because of the asset impairment charges recorded during the first quarter of 2020.

Impairment and other charges. There were no impairment and other charges for the year ended December 31, 2021 compared to $217.5 million in 2020. Impairment and other charges in 2020 was comprised primarily of the total amount by which several of our asset groups’ carrying amounts exceeded their fair value, a non-cash pension settlement loss, costs to finalize the disposal of our former sand facility and employee severance costs.

Gain on disposition of assets, net. Gain on disposition of assets, net was $10.9 million in 2021 compared to $9.5 million in 2020. The gain on disposition of assets, net is generally comprised of gains or losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income (expense), net. Other income, net was $2.0 million in 2021 compared to other expense, net of $0.1 million in 2020.

Interest expense and interest income. Interest expense was $1.9 million in 2021 compared to $0.4 million in 2020. The increase in interest expense during 2021compared to the same period in the prior year is primarily due to interest expense related to the resolution of a long-term contractual dispute with a vendor and an indirect tax audit assessment. Interest expense in 2021 and 2020 also includes fees on the unused portion of the credit facility. Interest income decreased to $0.1 million in 2021 compared to $0.5 million in 2020 due to lower interest rates earned on cash balances.

Income tax provision (benefit).  Income tax provision was $9.2 million in 2021, compared to an income tax benefit of $97.2 million in 2020. The effective tax rate was 56.1 percent for 2021 compared to 31.4 percent for 2020. The effective tax rate in 2021 results from low income before income taxes coupled with unfavorable discrete tax adjustments.

Net income (loss) and diluted earnings (loss) per share. Net income was $7.2 million in 2021, or $0.03 diluted earnings per share, compared to net loss of $212.2 million in 2020, or $1.00 diluted loss per share. This improvement in earnings per share was due to higher profitability, partially due to impairment charges recorded in 2020, as average shares outstanding was essentially unchanged.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $82.4 million as of December 31, 2021, $84.5 million as of December 31, 2020 and $50.0 million as of December 31, 2019.

The following table sets forth the historical cash flows for the years ended December 31:

	(in thousands)
	2021	2020	2019

(In thousands)
Net cash provided by operating activities	$47,719	$77,958	$209,141
Net cash used for investing activities	(47,631)	(42,659)	(235,788)
Net cash used for financing activities	(2,151)	(826)	(39,592)

Cash provided by operating activities for 2021 decreased by $30.2 million compared to the prior year. Cash provided by operating activities during 2021 resulted from net income of $7.2 million coupled with an unfavorable change in accounts receivable of $91.1 million, partially offset by favorable changes in other components of our working capital (accounts payable and taxes receivable) of $57.3 million. Working capital increased primarily due to higher activity levels, partially offset by receipts of income tax refunds related to net operating loss carrybacks.

Cash used for investing activities for 2021 increased by $4.0 million compared to 2021, primarily due to an increase in capital expenditures, partially offset by a decrease in proceeds from the sale of assets.

Cash used for financing activities for 2021 increased by $1.3 million primarily as a result of cash paid for a finance lease, partially offset by lower cost of repurchases of the Company’s shares for taxes related to the vesting of restricted shares. There were no dividends paid to common stockholders in 2021 or 2020.

Financial Condition and Liquidity

The Company’s financial condition as of December 31, 2021 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company’s decisions about the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not expect to need our revolving credit facility to meet these liquidity requirements in the near term.

The Company currently has a $100 million revolving credit facility that matures in October 2023, as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. On September 25, 2020, the Company further amended the revolving credit facility. Among other matters, the amendment (1) reduced the maximum amount available for borrowing from $125 million to $100 million, (2) decreased the minimum tangible net worth covenant level from not less than $600 million to not less than $400 million, and (3) increased the margin spreads and commitment fees payable by 37.5 and 5 basis points, respectively, at each pricing level of the applicable rate without any changes to the leverage ratios used to calculate such spreads. As of December 31, 2021, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.3 million; therefore, a total of $83.7 million of the facility was available. The Company was in compliance with the credit facility financial covenants as of December 31, 2021. For additional information with respect to RPC’s facility, see Note 9 of the consolidated financial statements.

Cash Requirements

Capital expenditures were $67.6 million in 2021, and we currently expect capital expenditures to be approximately $120 million in 2022, comprised primarily of capitalized maintenance for existing equipment and selected growth opportunities. During the third quarter of 2021, RPC made the strategic decision to add a Tier IV dual-fuel fleet. This fleet was put into service late in the third quarter and is reflected as a finance lease with a balloon payment at the end of 12 months. The actual amount of capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or can be reasonably estimated. There are issues that could result in unfavorable outcomes that cannot be currently estimated. See Note 12 for additional information.

During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan and as such, the year-end pension obligation has been valued on a termination basis. Specifically, the actuaries utilized an approach based on their experience with other plan terminations that (i) estimated a take rate for lump sums; (ii) for those participants electing a lump-sum, calculated the amount using the November 2021 IRS segment rates and (iii) for those participants with annuities purchased, calculated the amount using estimated insurance settlement rates. The Company currently expects to make no cash contributions to the plan in 2022 and approximately $6.0 million in final cash contribution to the benefit plan in early 2023 as part of termination.

As of December 31, 2021, the Company’s stock buyback program authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. No shares were purchased on the open market during the twelve months ended December 31, 2021, and 8,248,184 shares remain available to be repurchased under the current authorization. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On July 22, 2019, the Board of Directors voted to suspend RPC’s dividend to common stockholders. The Company expects to resume cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company has no timetable for the resumption of dividends.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable leases, purchase obligations, amounts related to the usage of corporate aircraft and other long-term liabilities. See note 16 for details regarding RPC’s lease obligations.

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

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause increases in the costs of certain materials and key equipment components used to provide services to the Company’s customers. Beginning in 2018, prices for the raw material comprising the Company’s single largest purchase began to decline due to increased sources of supply of the material, particularly in geographic markets located close to the largest U.S. oil and gas basin. In addition, labor costs declined throughout 2020 due to the significant decline in oilfield activity. However, during the fourth quarter of 2020 and throughout 2021, the price of labor began to rise due to increasing oilfield activity and the departure of skilled labor from the domestic oilfield industry during 2020. Early in the first quarter of 2022, market prices of some raw materials have increased significantly. We have successfully passed some of these costs to customers, but due to the competitive nature of the oilfield services business, there is no assurance that we will continue to so in the future.

Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements.

Related Party Transactions

See “NOTE 14: RELATED PARTY TRANSACTIONS” of the consolidated financial statements, which is incorporated herein by reference, for a description of related party transactions.

Critical Accounting Policies and Estimates

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

Credit loss allowance for accounts receivable — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies. Our credit loss allowance is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Credit loss allowance for accounts receivable are recorded in selling, general and administrative expenses. Accounts are written off against the allowance when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery, thereby causing credit loss allowance to fluctuate significantly from period to period. Recoveries were insignificant in 2021, 2020 and 2019. We record specific provisions when we become aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to a customer changes, our estimate of the realizability of the receivable would be further adjusted, either upward or downward.

The estimated credit loss allowance is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region. In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables which we adjust periodically based on management judgment and the economic strength of our customers. The net credit loss allowance as a percentage of revenues ranged from 0.03 percent to 0.8 percent over the last three years. Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2021 would have resulted in a change of $4.3 million in the recorded provision for current expected credit losses.

Insurance expenses —The Company self-insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability. The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims. The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims. As of December 31, 2021, the Company estimates the range of exposure to be from $19.4 million to $24.5 million. The Company has recorded liabilities at December 31, 2021 of $21.9 million which represents management’s best estimate of probable loss.

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

During the year ended December 31, 2020, the Company recorded an asset impairment loss totaling $204.8 million related to its long-lived asset groups, in response to the drastic decline in oilfield drilling and completion activities that began in the first quarter of 2020. See Note 3 of the consolidated financial statements for additional information which is incorporated herein by reference.

Recent Accounting Pronouncements

See Note 1 of the consolidated financial statements, which is incorporated herein by reference for a description of recent accounting standards, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its revolving credit facility. As of December 31, 2021, there are no outstanding interest-bearing advances on our credit facility which bear interest at a floating rate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2021 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2021.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2021, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 27.

/s/ Richard A. Hubbell	/s/ Ben M. Palmer
Richard A. Hubbell President and Chief Executive Officer	Ben M. Palmer Vice President, Chief Financial Officer and Corporate Secretary

Atlanta, Georgia
February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

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
February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2022 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/	GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia
February 28, 2022

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

December 31,	2021	2020
ASSETS
Cash and cash equivalents	$82,433	$84,496
Accounts receivable, net of allowance for doubtful accounts of $6,765 in 2021 and $4,815 in 2020	258,635	161,771
Inventories	78,983	82,918
Income taxes receivable	58,504	82,943
Prepaid expenses	9,773	9,124
Assets held for sale	692	4,032
Other current assets	2,990	3,075
Total current assets	492,010	428,359
Property, plant and equipment, less accumulated depreciation of $763,304 in 2021 and $790,712 in 2020	254,408	264,411
Operating lease right-of-use assets	24,572	27,270
Finance lease right-of-use assets	20,327	—
Goodwill	32,150	32,150
Other assets	40,898	38,315
Total assets	$864,365	$790,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$74,404	$41,080
Accrued payroll and related expenses	15,350	18,428
Accrued insurance expenses	10,129	5,489
Accrued state, local and other taxes	1,905	2,788
Income taxes payable	656	1,115
Current portion of operating lease liabilities	6,387	9,192
Current portion of finance lease liabilities	20,194	—
Other accrued expenses	1,824	1,473
Total current liabilities	130,849	79,565
Long-term accrued insurance expenses	11,770	11,822
Long-term pension liabilities	35,376	33,080
Deferred income taxes	17,749	13,332
Long-term operating lease liabilities	19,719	21,090
Other long-term liabilities	7,111	49
Total liabilities	222,574	158,938
Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 215,628,716 and 214,951,093 shares issued and outstanding in 2021 and 2020, respectively	21,563	21,495
Capital in excess of par value	—	—
Retained earnings	640,936	627,778
Accumulated other comprehensive loss	(20,708)	(17,706)
Total stockholders’ equity	641,791	631,567
Total liabilities and stockholders’ equity	$864,365	$790,505

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2021	2020	2019
Revenues	$864,929	$598,302	$1,222,409
COSTS AND EXPENSES:
Cost of revenues (exclusive of items shown below)	663,262	480,739	919,595
Selling, general and administrative expenses	123,572	123,698	168,127
Impairment and other charges	—	217,493	82,273
Depreciation and amortization	72,686	95,530	170,409
Gain on disposition of assets, net	(10,882)	(9,523)	(3,707)
Operating income (loss)	16,291	(309,635)	(114,288)
Interest expense	(1,929)	(373)	(334)
Interest income	59	496	1,906
Other income (expense), net	2,027	81	(385)
Income (loss) before income taxes	16,448	(309,431)	(113,101)
Income tax provision (benefit)	9,231	(97,239)	(25,990)
Net income (loss)	$7,217	$(212,192)	$(87,111)
Earnings (loss) per share
Basic	$0.03	$(1.00)	$(0.41)
Diluted	$0.03	$(1.00)	$(0.41)
Dividends paid per share	—	$—	$0.15

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2021	2020	2019
Net income (loss)	$7,217	$(212,192)	$(87,111)
Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	(2,890)	5,727	(5,030)
Foreign currency translation	(112)	(210)	553
Comprehensive income (loss)	$4,215	$(206,675)	$(91,588)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

RPC, INC. AND SUBSIDIARIES

(in thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2018	214,544	$21,454	$—	$947,711	$(18,746)	$950,419
Adoption of accounting standard (Note 1)	—	—	—	2,464	(2,732)	(268)
Stock issued for stock incentive plans, net	667	66	8,564	—	—	8,630
Stock purchased and retired	(788)	(77)	(8,564)	1,280	—	(7,361)
Net loss	—	—	—	(87,111)	—	(87,111)
Pension adjustment, net of taxes	—	—	—	—	(2,298)	(2,298)
Foreign currency translation	—	—	—	—	553	553
Dividends declared	—	—	—	(32,231)	—	(32,231)
Balance, December 31, 2019	214,423	21,443	—	832,113	(23,223)	830,333
Stock issued for stock incentive plans, net	716	71	8,664	—	—	8,735
Stock purchased and retired	(188)	(19)	(8,664)	7,857	—	(826)
Net loss	—	—	—	(212,192)	—	(212,192)
Pension adjustment, net of taxes	—	—	—	—	5,727	5,727
Foreign currency translation	—	—	—	—	(210)	(210)
Balance, December 31, 2020	214,951	21,495	—	627,778	(17,706)	631,567
Stock issued for stock incentive plans, net	819	82	6,494	—	—	6,576
Stock purchased and retired	(141)	(14)	(6,494)	5,941	—	(567)
Net income	—	—	—	7,217	—	7,217
Pension adjustment, net of taxes	—	—	—	—	(2,890)	(2,890)
Foreign currency translation	—	—	—	—	(112)	(112)
Balance, December 31, 2021	215,629	$21,563	$—	$640,936	$(20,708)	$641,791

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RPC, Inc. and Subsidiaries

(in thousands)

Years ended December 31,	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$7,217	$(212,192)	$(87,111)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	72,506	95,309	172,607
Stock-based compensation expense	6,576	8,735	8,630
Gain on disposition of assets, net	(10,882)	(9,523)	(2,645)
Gain due to benefit plan financing arrangement	—	(891)	(126)
Deferred income tax provision (benefit)	4,888	(25,845)	(22,225)
Impairment and other non-cash charges	—	211,043	73,560
(Increase) decrease in assets:
Accounts receivable	(91,082)	80,769	81,094
Income taxes receivable	24,439	(58,798)	11,687
Inventories	3,951	18,076	20,962
Prepaid expenses	(650)	1,337	(692)
Other current assets	90	227	300
Other non-current assets	(1,170)	(3,819)	(3,024)
Increase (decrease) in liabilities:
Accounts payable	32,900	(9,130)	(42,241)
Income taxes payable	(459)	(419)	(3,172)
Accrued payroll and related expenses	(3,080)	(1,219)	(6,103)
Accrued insurance expenses	4,640	(2,051)	1,357
Accrued state, local and other taxes	(883)	361	(654)
Other accrued expenses	(4,061)	(6,541)	(2,089)
Pension liabilities	(1,065)	(3,249)	6,575
Long-term accrued insurance expenses	(52)	(2,218)	1,968
Other long-term liabilities	3,896	(2,004)	483
Net cash provided by operating activities	47,719	77,958	209,141
INVESTING ACTIVITIES
Capital expenditures	(67,645)	(65,065)	(250,629)
Proceeds from sale of assets	20,014	22,406	14,841
Proceeds from benefit plan financing arrangement	—	1,566	507
Re-investment in benefit plan financing arrangement	—	(1,566)	(507)
Net cash used for investing activities	(47,631)	(42,659)	(235,788)
FINANCING ACTIVITIES
Payment of dividends	—	—	(32,231)
Cash paid for common stock purchased and retired	(567)	(826)	(7,361)
Cash paid for finance lease	(1,584)	—	—
Net cash used for financing activities	(2,151)	(826)	(39,592)

Net (decrease) increase in cash and cash equivalents	(2,063)	34,473	(66,239)
Cash and cash equivalents at beginning of period	84,496	50,023	116,262
Cash and cash equivalents at end of period	$82,433	$84,496	$50,023

Supplemental cash flows disclosure:
Income taxes refund, net	$(20,903)	$(10,051)	$(11,817)
Interest paid	166	160	162
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$4,282	$3,859	$6,795

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

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

Preferred Stock

RPC is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2021, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

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

Significant estimates are used in the determination of the credit loss allowance, income taxes, goodwill impairment, accrued insurance expenses, depreciable lives of assets, and pension liabilities.

Revenues

RPC recognizes revenues from contracts with its customers based on the amount of consideration it receives in exchange for the services provided. See Note 2 for additional information.

Concentration of Credit Risk

Substantially all of the Company’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company provided oilfield services to several hundred customers during each of the last three years. There was no customer that accounted for 10 percent or more of the Company’s revenues in 2021, 2020 or 2019. Additionally, there was no customer that accounted for 10 percent or more of accounts receivable as of December 31, 2021 or 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

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

Investments

Investments classified as available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company realized no gains or losses on its available-for-sale securities during 2021, 2020 and 2019. Securities that are held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) are classified as trading. See Note 13 for further information regarding the SERP. The change in fair value of trading securities is presented as compensation cost in selling, general and administrative expenses on the consolidated statements of operations.

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

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

During the year ended December 31, 2020, the Company recorded accelerated depreciation related to certain operating equipment that was retired. In addition, the Company recorded a write down for certain real estate that was classified as held for sale. See Note 3 for additional information. The Company did not record accelerated depreciation related to impairment for the year ended December 31, 2021.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill by reporting unit was as follows:

Years Ended December 31,	2021	2020
(in thousands)
Technical Services	$30,992	$30,992
Support Services	1,158	1,158
Goodwill	$32,150	$32,150

Goodwill is reviewed annually, or more frequently, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, for impairment. In 2021 and 2020, the Company performed a quantitative impairment test by estimating the fair value of each of its reporting units by considering both comparable public company multiples (a market approach) and projected discounted future cash flows (an income approach). The discounted cash flow analysis is based on management’s short-term and long-term forecast of operating results for each reporting unit and includes assumptions regarding discount rates, revenue growth rates, expected profitability margins, forecasted capital expenditures, and the timing of expected future cash flows. Based on this analysis, the Company concluded that the fair value of its reporting units exceeded their carrying amount and therefore no impairment of goodwill occurred during the years ended December 31, 2021 and 2020.

Advertising

Advertising expenses are charged to expense during the period in which they are incurred. Advertising expenses totaled $1,099,000 in 2021, $806,000 in 2020, and $2,003,000 in 2019.

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

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

Defined Benefit Pension Plan

The Company has a defined benefit pension plan that provides monthly benefits upon normal retirement at age 65, or reduced early retirement benefits at age 59 ½ or at age 55 or older with 15 or more years of service, to substantially all employees with at least one year of service prior to 2002. In 2002, RPC’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the defined benefit pension plan. During the fourth quarter of 2021, the Company resolved to terminate the defined benefit pension plan. See Note 13 for a full description of this plan and the related accounting and funding policies.

Share Repurchases

The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value and retained earnings if capital in excess of par value is depleted. The Company tracks capital in excess of par value on a cumulative basis for each reporting period, and discloses the excess over capital in excess of par value as part of stock purchased and retired in the consolidated statements of stockholders’ equity.

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

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

(In thousands)	2021	2020	2019
Net income (loss) available for stockholders:	$7,217	$(212,192)	$(87,111)
Less: Adjustments for earnings attributable to participating securities	(89)	—	(334)
Net income (loss) used in calculating earnings per share	$7,128	$(212,192)	$(87,445)

Weighted average shares outstanding (including participating securities)	215,646	215,063	214,730
Adjustment for participating securities	(2,656)	(2,571)	(2,509)
Shares used in calculating basic and diluted earnings per share	212,990	212,492	212,221

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, and debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The Company’s investments are classified as available-for-sale securities with the exception of investments held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) which are classified as trading securities. All of these securities are carried at fair value in the accompanying consolidated balance sheets. See Note 11 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payment awards, net of estimated forfeitures. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 13 for additional information.

Leases

The Company determines at contract inception, if an arrangement is a lease or contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant and equipment for a period of time in exchange for consideration. The Company’s lease population consists primarily of real estate including its corporate headquarters, office space and warehouses, in addition to vehicles, storage containers, office equipment and operating equipment. The Company’s population of month-to-month real estate leases have been classified as short-term leases, and therefore the Company has not recognized a right-of-use (ROU) asset or lease liability related to them. The Company has elected not to separate non-lease components from lease components for its leases. Variable lease payments relate primarily to taxes and insurance on real estate contracts and are recognized as expense when incurred. During 2021, the Company entered into an agreement with an industrial manufacturer for certain operating equipment rentals. This agreement is classified as a finance lease. See note 16 for additional information.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Standards:

• Accounting Standards Update (ASU) No. 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing the exceptions to the incremental approach for intra-period tax allocation in certain situations, requirement to recognize a deferred tax liability for a change in the status of a foreign investment, and the general methodology for computing income taxes in an interim period when year-to date loss exceeds the anticipated loss for the year. The amendments also simplify the accounting for income taxes with regard to franchise tax, evaluation of step up in the tax basis goodwill in certain business combinations, allocating current and deferred tax expense to legal entities that are not subject to tax and enacted change in tax laws or rates. The Company adopted these provisions in the first quarter of 2021 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

●	ASU No. 2020-04 — Reference Rate Reform (Topic 848): The amendments in this ASU, provides optional guidance for a limited time to ease the impact of the reference rate reform on financial reporting. The amendments, which are elective, provide expedients to contract modifications, affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or other reference rate that is expected to be discontinued due to reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company will adopt these provisions when LIBOR is discontinued and does not expect adoption to have a material impact on its consolidated financial statements.
●	ASU No. 2021-08: Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: The amendments in this ASU address diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination, by adopting guidance requiring an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer would recognize and measure the acquired contract assets and contract liabilities in the same manner that they were recognized and measured in the acquiree's financial statements before the acquisition. These amendments are effective beginning in the first quarter of 2023 with early implementation permitted and should be applied prospectively to business combinations occurring on or after January 1, 2023. The company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

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

Payment terms

RPC’s contracts with customers states the final terms of the sales, including the description, quantity, and price of each service to be delivered. The Company’s contracts are generally short-term in nature and in most situations, RPC provides services ahead of payment - i.e., RPC has fulfilled the performance obligation prior to submitting a customer invoice. RPC invoices the customer upon completion of the specified services and collection generally occurs between 30 to 60 days after invoicing. As the Company enters into contracts with its customers, it generally expects there to be no significant timing difference between the date the services are provided to the customer (satisfaction of the performance obligation) and the date cash consideration is received. Accordingly, there is no financing component to our arrangements with customers.

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

Disaggregation of revenues

See Note 15 for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions. Timing of revenue recognition for each of the periods presented is shown below:

(in thousands)	2021	2020	2019
Oilfield services transferred at a point in time	$—	$—	$—
Oilfield services transferred over time	864,929	598,302	1,222,409
Total revenues	$864,929	$598,302	$1,222,409

Contract balances

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in Accounts receivable, net on the consolidated balance sheets are shown below:

(in thousands)	2021	2020
Unbilled trade receivables	$70,353	$29,574

Substantially all of the unbilled trade receivables as of December 31, 2021 and December 31, 2020 were invoiced during the following quarter.

Note 3: Impairment and Other Charges

The Company recorded the following pre-tax charges during 2021 and 2020 as impairment and other charges in the consolidated statements of operations.

(in thousands)	2021	2020
Long lived asset impairments (1)	$—	$204,765
Abandonment of assets (2)	—	5,976
Pension settlement loss (3)	—	4,660
Severance costs	—	1,882
Assets held for sale write down (4)	—	192
Other	—	18
Total	$—	$217,493

(1).	Relates solely to the Technical Services segment and primarily includes pressure pumping and coiled tubing assets.
(2).	Represents the final disposition of assets that were ceased to be used during 2019 and recorded at salvage value. Also includes interest costs related to leased assets that were impaired in 2019.
(3).	Represents the non-cash settlement loss related to the lump-sum payment window offered to certain participants in connection with the Company’s Retirement Income Plan. See Note 13 for further details.
(4).

Represents the final settlement on certain real estate properties that were recorded as held for sale. The Company continues to disclose the remaining real estate properties that are being held for sale at their carrying value on the consolidated balance sheets under the caption Assets held for sale.

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

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

Note 4: Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2021	2020
(in thousands)
Trade receivables:
Billed	$181,500	$135,201
Unbilled	70,353	29,754
Other receivables	13,547	1,631
Total	265,400	166,586
Less: allowance for credit losses	(6,765)	(4,815)
Accounts receivable, net	$258,635	$161,771

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

Years Ended December 31,	2021	2020
(in thousands)
Beginning balance	$4,815	$5,181
Provision for current expected credit losses	4,019	342
Write-offs	(2,098)	(739)
Recoveries collected (net of expenses)	29	31
Ending balance	$6,765	$4,815

Note 6: Inventories

Inventories consist of (i) raw materials and supplies that are consumed providing services to the Company’s customers, (ii) spare parts for equipment used in providing these services and (iii) components and attachments for manufactured equipment used in providing services. In the table below, spare parts and components are included as part of raw materials and supplies; tools that are assembled using components are reported as finished goods. Inventories are recorded at the lower of cost or net realizable value. Cost is determined using either the first-in, first-out, or the weighted average cost method.

December 31,	2021	2020
(in thousands)
Raw materials and supplies	$77,709	$81,403
Finished goods	1,274	1,515
Total Inventory	$78,983	$82,918

Note 7: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2021	2020
(in thousands)
Land	$18,180	$19,474
Buildings and leasehold improvements	120,649	122,289
Operating equipment	606,089	645,576
Computer software	22,925	24,681
Furniture and fixtures	6,222	6,692
Vehicles	243,647	236,411
Gross property, plant and equipment	1,017,712	1,055,123
Less: accumulated depreciation	(763,304)	(790,712)
Net property, plant and equipment	$254,408	$264,411

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

Depreciation expense was $72.7 million in 2021, $95.3 million in 2020, and $172.6 million in 2019. The Company had accounts payable for purchases of property and equipment of $4.3 million as of December 31, 2021 and $3.9 million as of December 31, 2020. The Company transferred inventory to property, plant and equipment totaling $11.1 million in 2021 and $8.6 million in 2020.

Note 8: Income Taxes

The following table lists the components of the provision (benefit) for income taxes:

Years ended December 31,	2021	2020	2019
(in thousands)
Current provision (benefit):
Federal	$4,946	$(74,841)	$(3,548)
State	(1,387)	2,200	(3,185)
Foreign	784	1,247	2,968
Deferred provision (benefit):
Federal	2,287	(16,376)	(26,493)
State	2,601	(9,469)	4,268
Total income tax provision (benefit)	$9,231	$(97,239)	$(25,990)

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted in 2020, among other changes, eliminated the taxable income limit for certain net operating losses (“NOL”). This allowed businesses to carryback NOLs arising in 2018, 2019 and 2020 to the five prior years, and provided a payment delay of employer payroll taxes during 2020 after the date of enactment. These provisions enabled a carryback of federal tax losses related to 2019 and 2020. The Company recorded net tax benefits totaling $29 million in 2020 related to certain of these provisions.

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.9	1.5	(0.3)
Foreign taxes, net of federal benefit	5.1	(0.4)	(0.2)
Tax credits	(3.5)	0.1	0.3
Change in contingencies	8.6	—	—
Non-deductible expenses	(2.8)	(0.1)	(1.9)
Adjustments related to CARES Act	3.2	8.5	—
Change in estimated deferred rate	10.2	—	—
Adjustments related to vesting of restricted stock	7.1	(0.8)	(0.4)
Other	4.3	1.6	4.5
Effective tax rate	56.1%	31.4%	23.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2021	2020
(in thousands)
Deferred tax assets:
Self-insurance	$5,673	$4,773
Pension	7,982	8,105
State net operating loss carryforwards	5,558	5,853
Allowance for credit losses	1,692	1,302
Stock-based compensation	2,532	2,291
Inventory reserve	2,868	3,226
Lease liability	5,620	7,125
Employee retention credit	1,360	—
Valuation allowance	(865)	(546)
All others	1,850	1,763
Gross deferred tax assets	34,270	33,892
Deferred tax liabilities:
Depreciation	(39,253)	(33,486)
Right of use asset	(5,834)	(6,392)
Goodwill amortization	(6,556)	(6,893)
All others	(376)	(453)
Gross deferred tax liabilities	(52,019)	(47,224)
Net deferred tax liabilities	$(17,749)	$(13,332)

The Company's current intention is to permanently reinvest funds held in our foreign subsidiaries outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective through the utilization of foreign tax credits, or would otherwise create no additional U.S. tax cost.

Total income tax refunds, net were $20.9 million in 2021, $10.1 million in 2020, and $11.8 million in 2019. As of December 31, 2021, the Company had net operating losses related to 2020 federal income taxes of $82 million which were carried back to 2017 as allowed by the CARES Act. As of December 31, 2021, the Company has net operating loss carryforwards recorded related to state income taxes of $89.9 million (gross) that will expire between 2022 and 2040, net of a valuation allowance totaling $537 thousand. The valuation allowance is recorded and represents the tax-affected amount of loss carryforwards that the Company does not expect to utilize, against the corresponding deferred tax assets.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of December 31, 2021 and 2020.

During 2021, the Company recognized an increase in its liability for unrecognized tax benefits related primarily to current year positions. This liability, if released, would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020
(in thousands)
Balance at January 1	$—	$2,215
Additions (reductions) based on tax positions related to the current year	1,737	—
Additions (reductions) for tax positions of prior years	—	(2,215)
Balance at December 31	$1,737	$—

It is reasonably possible that the amount of the unrecognized benefits with respect to the Company’s unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, expiration of stature of limitations, or conclusions of ongoing examinations or reviews. However, quantification of an estimated range cannot be made at this time.

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases, the uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

general, the Company’s 2018 through 2020 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

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

The Credit Agreement includes the following covenants: (i) when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million, a maximum consolidated leverage ratio of 2.50:1.00 and a minimum debt service coverage ratio of 2.00:1.00, and (ii) when RPC's trailing fourth quarter EBITDA is less than $50 million, a minimum tangible net worth of no less than $400 million. As of both December 31, 2021 and December 31, 2020, the Company was in compliance with these covenants.

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

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance of $0.2 million at December 31, 2021 is classified as non-current other assets. The remaining net balance of these costs was $0.2 million as of December 31, 2020.

As of December 31, 2021, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $17.3 million; therefore, a total of $82.7 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan cost, and interest paid on the credit facility were as follows for the periods indicated:

Years Ended December 31,	2021	2020	2019
(in thousands)
Interest incurred	$257	$276	$256
Interest paid	$166	$160	$162

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

Note 10: Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2019	$(20,908)	$(2,315)	$(23,223)
Change during 2020:
Before-tax amount	1,940	(210)	1,730
Tax (expense) benefit	(475)	—	(475)
Pension settlement loss	3,518	—	3,518
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	744	—	744
Total activity in 2020	5,727	(210)	5,517
Balance at December 31, 2020	$(15,181)	$(2,525)	$(17,706)
Change during 2021:
Before-tax amount	(3,500)	(112)	(3,612)
Tax (expense) benefit	1,220	—	1,220
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	(610)	—	(610)
Total activity in 2021	(2,890)	(112)	(3,002)
Balance at December 31, 2021	$(18,071)	$(2,637)	$(20,708)

(1)   Reported as selling, general and administrative expenses.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2021 and 2020:

Fair Value Measurements at December 31, 2021 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$197	$197	$—	$—
Investments measured at net asset value	$31,738

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

Fair Value Measurements at December 31, 2020 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$132	$132	$—	$—
Investments measured at net asset value	$32,039

The Company determines the fair value of marketable securities classified as available-for-sale through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities classified as trading are comprised of the SERP assets, as described in Note 13, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. The expected holding period for these assets measured at net asset value is unknown. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2021 there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at December 31, 2021 and 2020. Outstanding balances based on the quote from the lender (level 2 inputs) is similar to the fair value as of the same date. The borrowings under our revolving credit facility bear variable interest rates as described in Note 9. The Company is subject to interest rate risk on the variable component of the interest rate.

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

The Company’s real estate classified as held for sale has been stated at fair value less costs to sell since the fair value less costs to sell is lower than its carrying amount. The non-recurring fair value measurement was completed in the third quarters of 2021 and 2020 and determined based on observable market data that includes price per square foot involving comparable properties in similar locations and reflected in the tables below:

Fair Value Measurements at December 31, 2021 with:
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

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

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

Note 13: Employee Benefit Plans

Defined Benefit Pension Plan

The Company’s Retirement Income Plan, a trusteed defined benefit pension plan, provides monthly benefits upon normal retirement at age 65, or reduced early retirement benefits at age 591/2, or 55 or older with 15 or more years of service.to substantially all employees with at least one year of service prior to 2002. During 2001, the plan became a multiple employer plan, with Marine Products Corporation as an adopting employer.

During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan and as such, the year-end pension obligation has been valued on a termination basis. Specifically, the actuaries utilized an approach based on their experience with other plan terminations that (i) estimated a take rate for lump sums; (ii) for those participants electing a lump-sum, calculated the amount using the November 2021 IRS segment rates and (iii) for those participants with annuities purchased, calculated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

the amount using estimated insurance settlement rates. The Company currently expects to make a final cash contribution of approximately $6.0 million to the benefit plan as part of the termination in early 2023.

The Company’s projected benefit obligation exceeds the fair value of the plan assets under its pension plan by $5.7 million as of December 31, 2021. The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2021	2020
(in thousands)
Accumulated benefit obligation at end of year	$41,038	$41,120

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$41,120	$48,519
Service cost	—	—
Interest cost	988	1,645
Actuarial loss	1,365	3,066
Benefits paid	(2,435)	(2,581)
Settlement	—	(9,529)
Projected benefit obligation at end of year	$41,038	$41,120
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$39,068	$40,142
Actual return on plan assets	(1,294)	6,586
Employer contribution	—	4,450
Benefits paid	(2,435)	(2,581)
Settlement	—	(9,529)
Fair value of plan assets at end of year	$35,339	$39,068
Funded status at end of year	$(5,699)	$(2,052)

December 31,	2021	2020
(in thousands)
AMOUNTS (PRE-TAX) RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) CONSIST OF:
Net loss	$23,468	$20,108
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$23,468	$20,108

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2021 and 2020 has been disclosed above. The Company uses a December 31 measurement date for this qualified plan. As part of the plan termination, the Company expects to recognize a non-cash settlement charge of the remaining balance in the accumulated other comprehensive loss at the time.

Amounts recognized in the consolidated balance sheets consist of:

December 31,	2021	2020
(in thousands)
Funded status of the Retirement Income Plan	$(5,699)	$(2,052)
SERP liability	(29,677)	(31,028)
Long-term pension liabilities	$(35,376)	$(33,080)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. The Company made no cash contributions in 2021 and a cash contribution of $4,450,000 in 2020.

The components of net periodic benefit cost of the Retirement Income Plan are summarized as follows:

(in thousands)	2021	2020	2019
Service cost for benefits earned during the period	$—	$—	$—
Interest cost	988	1,645	1,960
Expected return on plan assets	(1,509)	(1,581)	(2,598)
Amortization of net losses	808	986	919
Settlement loss	—	4,660	—
Net periodic benefit cost	$287	$5,710	$281

The Company recognized pre-tax decreases (increases) to the funded status in accumulated other comprehensive loss of $3,361,000 in 2021, ($6,863,000) in 2020, and $3,043,000 in 2019. There were no previously unrecognized prior service costs as of December 31, 2021, 2020 and 2019. In 2020, the Company offered a limited lump-sum payment window for vested terminated participants who had terminated employment before July 1, 2020 and for active employees who reached age 59 ½ by December 1, 2020, with a vested balance. The participants at their election, could receive their vested balance either immediately as a lump-sum or as a monthly annuity payment. Non-cash settlement charges of $4.7 million recorded for the year ended December 31, 2020 and shown above represents the accelerated recognition of actuarial losses previously reflected in accumulated other comprehensive loss.

The pre-tax amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

(in thousands)	2021	2020	2019
Net loss (gain)	$4,169	$(1,217)	$3,962
Amortization of net loss	(808)	(986)	(919)
Net transition obligation (asset)	—	—	—
Settlement loss	—	(4,660)	—
Amount recognized in accumulated other comprehensive loss	$3,361	$(6,863)	$3,043

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2021	2020	2019
Projected Benefit Obligation:
Discount rate	Note (1)%	2.50%	3.60%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	2.50%	3.60%	4.65%
Expected return on plan assets	4.00%	4.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A
(1)	Projected benefit obligation as of December 31, 2021 reflects proposed termination of the Plan and is calculated based on various assumptions in accordance with the Plan agreement.

The Company’s expected return on assets assumption is derived from a detailed periodic assessment conducted by its management and its investment advisor. It includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the rate of return assumption is derived primarily from a long-term, prospective view. Based on its recent assessment, the Company has concluded that its 2021 expected long-term return assumption of four percent is reasonable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

The plan’s weighted average asset allocation at December 31, 2021 and 2020 by asset category along with the target allocation for 2022 are as follows:

	Target Allocation	Percentage of Plan Assets
December 31,	2022	2021	2020
Asset Category
Cash and cash equivalents	0% - 5%	1.3%	2.0%
Fixed income securities	15% - 100%	98.7%	98.0%
Total		100.0%	100.0%

The Company’s investments consist primarily of fixed-income securities that include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries. For each of the asset categories in the pension plan, the investment strategy is identical – maximize the long-term rate of return on plan assets while minimizing the level of risk to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. The plan utilizes a number of investment approaches, including but not limited to individual market securities, equity and fixed income funds in which the underlying securities are marketable, and debt funds to achieve this target allocation.

The following tables present our plan assets using the fair value hierarchy as of December 31, 2021 and 2020. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 11 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2021:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$444	$444	$—
Fixed Income Securities	(2)	34,895	—	34,895
Total Assets in the Fair Value Hierarchy		$35,339	$444	$34,895
Investments measured at Net Asset Value		—
Investments at Fair Value		$35,339

Fair Value Hierarchy as of December 31, 2020:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$736	$736	$—
Fixed Income Securities	(2)	38,332	—	38,332
Total Assets in the Fair Value Hierarchy		$39,068	$736	$38,332
Investments measured at Net Asset Value		—
Investments at Fair Value		$39,068

(1)	Cash and cash equivalents, which are used to pay benefits and plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2022	$9,026,000
2023	35,511,000
2024	—
2025	—
2026	—
2027‑2031	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

Supplemental Executive Retirement Plan (SERP)

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligations of the SERP. The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time. Investments in COLI policies consisted of variable life insurance policies totaling $60.7 million as of December 31, 2021 and $58.0 million as of December 31, 2020. In the COLI policies, the Company is able to allocate the investment of the assets across a set of choices provided by the insurance underwriters, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1. The fair value of these assets totaled $31,738,000 as of December 31, 2021 and $32,039,000 as of December 31, 2020. The SERP assets are reported in other assets on the balance sheet. The changes in the fair value of these assets, and normal insurance expenses are recorded in the consolidated statement of operations as compensation cost within selling, general and administrative expenses. Trading gains (losses) related to the SERP assets totaled $2,624,000 in 2021, $2,620,000 in 2020, and $(5,524,000) in 2019. The SERP liability includes participant deferrals net of distributions and is recorded on the balance sheet in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

As a result of Company-owned life insurance policy claims, the Company recorded tax-free gains of $891,000 during 2020; these gains were recorded as an adjustment to compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Proceeds received totaling $1,566,000 were reinvested in mutual funds held as SERP assets.

401(k) Plan

RPC sponsors a defined contribution 401(k) Plan that is available to substantially all full-time employees with more than three months of service. This plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. Effective January 1, 2020, the Company began making 100 percent matching contributions for each dollar $(1.00) of a participant’s contribution to the 401(k) Plan for the first three percent of his or her annual compensation and fifty cents $(0.50) for each dollar $(1.00) of a participant’s contribution to the 401(k) Plan for the next three percent of his or her annual compensation. During 2019, the Company made matching contributions of fifty cents $(0.50) for each dollar $(1.00) of a participant's contribution to the 401(k) Plan that did not exceed six percent of his or her annual compensation. Employees vest in the RPC contributions after two years of service. The charges to expense for the Company’s contributions to the 401(k) Plan were $6,910,000 in 2021, $5,641,000 in 2020, and $10,805,000 in 2019.

Stock Incentive Plans

The Company has issued stock options and restricted stock to employees under three 10-year stock incentive plans that were approved by stockholders in 1994, 2004 and 2014. The 1994 plan expired in 2004 and the 2004 Plan expired in 2014. In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted shares. As of December 31, 2021, 3,194,060 shares were available for grant. As of December 31, 2020, 4,012,780 shares were available for grant.

The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards is based on their fair value at the grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Pre-tax stock-based employee compensation expense was $6,576,000 in 2021 $(5,064,000 after tax), $8,735,000 in 2020 $(6,595,000 after tax) and $8,630,000 in 2019 $(6,516,000 after tax).

Stock Options

Stock options are granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant except for grants of incentive stock options to owners of greater than 10 percent of the Company’s voting securities which must

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

be made at 110 percent of the fair market value of the Company’s common stock. Options generally vest ratably over a period of five years and expire in 10 years, except incentive stock options granted to owners of greater than 10 percent of the Company’s voting securities, which expire in five years.

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options to employees since 2003. There were no stock options exercised during 2021, 2020 or 2019 and there are no stock options outstanding as of December 31, 2021 and 2020.

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

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2021:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2021	2,235,179	$6.81
Granted	1,010,700	3.87
Vested	(434,208)	14.96
Forfeited	(191,980)	7.71
Non-vested shares at December 31, 2021	2,619,691	$7.89

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2020:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2020	2,393,557	$13.23
Granted	1,085,875	4.59
Vested	(875,202)	14.96
Forfeited	(369,051)	13.60
Non-vested shares at December 31, 2020	2,235,179	$6.81

The fair value of restricted share awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. The weighted average grant date fair value per share of these restricted stock awards was $3.87 for 2021, $4.59 for 2020 and $11.39 for 2019. The total fair value of shares vested was $1,757,000 during 2021, $3,474,000 during 2020 and $7,026,000 during 2019.

The consolidated statements of cash flows reflect discrete income tax expense of $1,164,000 in 2021 and $0 in 2020 related to tax compensation deductions classified within operating activities as part of net income.

Other Information

As of December 31, 2021, total unrecognized compensation cost related to non-vested restricted shares was $38,227,000 which is expected to be recognized over a weighted-average period of 3.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

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

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $867,000 in 2021, $846,000 in 2020, and $865,000 in 2019. The Company’s receivable due from Marine Products for these services was $87,000 as of December 31, 2021 and $49,000 as of December 31, 2020. The majority of the Company’s directors are also directors of Marine Products and the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business equipment or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1,275,000 in 2021, $1,030,000 in 2020 and $1,625,000 in 2019.

RPC receives certain administrative services from Rollins, Inc. (a company of which Mr. Gary W. Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include selected administration services for certain employee benefit programs and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $104,000 in 2021, $104,000 in 2020 and $104,000 in 2019.

A group that includes the Company’s Chairman of the Board, Gary W. Rollins, who is also a director of the Company, and certain companies under his control, controls in excess of fifty percent of the Company’s voting power.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is currently a party to an operating lease agreement with 255 RC, LLC for a period of five years. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $200,000 in 2021, $200,000 in 2020 and $199,000 in 2019 for the corporate aircraft. The Company has a payable to 255 RC, LLC of $1.4 million as of December 31, 2021 and $1.2 million as of December 31, 2020. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2021, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC and the undistributed earnings represented in retained earnings was approximately $521,000.

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

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

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

(in thousands)	2021	2020	2019
Technical Services:
Pressure Pumping	$369,028	$221,597	$519,543
Downhole Tools	247,019	195,052	414,352
Coiled Tubing	88,946	51,616	80,758
Nitrogen	38,773	30,213	45,658
Snubbing	15,408	8,016	14,520
All other	55,872	49,994	70,723
Total Technical Services	$815,046	$556,488	$1,145,554

Support Services:
Rental Tools	$32,167	$25,280	$51,792
All other	17,716	16,534	25,063
Total Support Services	$49,883	$41,814	$76,855

Total revenues	$864,929	$598,302	$1,222,409

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2021, 2020 and 2019 are shown in the following table:

				Gain on	Impairment
	Technical	Support		disposition of	and other
(in thousands)	Services	Services	Corporate	assets, net	charges		Total
2021
Revenues	$815,046	$49,883	$—	$—	$—		$864,929
Operating profit (loss)	24,434	(5,725)	(13,300)	10,882	—		16,291
Capital expenditures	59,316	7,012	1,317	—	—		67,645
Depreciation and amortization	62,667	9,752	267	—	—		72,686
Identifiable assets	580,406	69,345	214,614	—	—		864,365
2020
Revenues	$556,488	$41,814	$—	$—	$—		$598,302
Operating (loss) profit	(82,525)	(6,714)	(12,426)	9,523	(217,493)	(1)	(309,635)
Capital expenditures	54,327	10,224	514	—	—		65,065
Depreciation and amortization	80,877	14,377	276	—	—		95,530
Identifiable assets	499,764	64,457	226,284	—	—		790,505
2019
Revenues	$1,145,554	$76,855	$—	$—	$—		$1,222,409
Operating profit (loss)	(32,993)	10,016	(12,745)	3,707	(82,273)	(2)	(114,288)
Capital expenditures	237,950	10,330	2,349	—	—		250,629
Depreciation and amortization	154,776	15,328	305	—	—		170,409
Identifiable assets	848,264	72,351	132,603	—	—		1,053,218

(1)Represents $212,292 related to technical services, $4,660 related to pension settlement loss and the remainder related to corporate expenses.

(2)Represents $80,263 related to technical services and $2,010 related to corporate expenses.

The following summarizes revenues for the United States and separately for all international locations combined for the years ended December 31, 2021, 2020 and 2019. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

(in thousands)	2021	2020	2019
United States revenues	$833,686	$562,390	$1,157,760
International revenues	31,243	35,912	64,649
Total revenues	$864,929	$598,302	$1,222,409

Note 16: Leases

The Company has recorded the related Right-Of-Use (ROU) asset and liability at the present value of lease payments over the term, for leases with terms greater than 12 months. Leases that include rental escalation clauses or renewal options are factored into the determination of lease payments when appropriate. There are no residual value guarantees on the existing leases. The Company estimates its incremental borrowing rate, based on the interest rate in the Company’s current credit facility, at lease commencement to determine the present value of lease payments, since most of the Company’s leases do not provide an implicit rate of return. ROU assets exclude lessor incentives received.

The Company subleases certain real estate to third parties. Our sublease portfolio consists solely of operating leases. As of December 31, 2021, the Company had no operating leases that had not yet commenced. During the year ended December 31, 2021, the Company entered into new leases or modified existing leases that resulted in an increase of ROU assets in exchange for operating lease liabilities as disclosed below.

During the year ended December 31, 2021, the Company entered into two Agreements (Agreement 1 and Agreement 2) for certain operating equipment rentals with an industrial manufacturer. Per the terms of Agreement 1, the equipment is being rented for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

one year and RPC is required to purchase the assets at the end of the lease term for the guaranteed purchase price less the monthly amounts paid during the year. As a result, the Company classified this arrangement as a finance lease and recorded the lease liability using its one-year incremental borrowing rate. Per the terms of Agreement 2, certain operating equipment is being rented for one year with variable lease payments based on usage, which has been recognized as a short-term lease. Amounts totaling $2.1 million related to this lease are included in the short-term lease costs disclosed below.

Lease Position:

The table below represents the assets and liabilities related to operating leases recorded on the balance sheet:

December 31,	2021	2020
(in thousands)
Assets:
Finance lease right-of-use assets	$20,327	—
Operating lease right-of-use assets	$24,572	$27,270

Liabilities:
Current portion of finance lease	20,194	—
Current portion of operating leases	$6,387	$9,192
Long-term operating lease liabilities	19,719	21,090
Total operating lease liabilities	$26,106	$30,282

Lease costs:

The cos components of the finance lease are included in depreciation and amortization, and interest expense; operating lease expense are included in costs of goods sold, and selling, general and administrative expenses in the consolidated statements of operations as disclosed below.

Year ended December 31,	2021	2020
(in thousands)
Finance lease cost
Amortization of leased assets	$1,452	$—
Interest on lease liabilities	116	—
Total finance lease cost	$1,568	$—

Operating lease cost	$7,580	$8,373
Short-term lease cost	3,626	2,577
Variable lease cost	772	624
Sublease income	(831)	(295)
Total operating lease cost	$11,147	$11,279

Total lease cost	$12,715	$11,279

Other information:
As of December 31,	2021	2020
Cash paid for amounts included in the measurement of lease liabilities – operating leases (in thousands)	$10,151	$11,922
ROU assets obtained in exchange for operating lease liabilities (in thousands)	$5,974	$3,202
ROU assets obtained in exchange for finance lease liabilities (in thousands)	$21,778	—
Weighted average remaining lease term – finance lease (months)	8	—
Weighted average remaining lease term – operating leases (years)	5.41	5.20
Weighted average discount rate – finance lease	1.7%	—
Weighted average discount rate – operating leases	2.29%	2.82%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2021, 2020 and 2019

Lease Commitments:

Maturity of lease liabilities - Operating Leases:

As of December 31,	2021	2020
(in thousands)
2021	$—	$9,911
2022	7,015	6,889
2023	4,483	4,135
2024	3,619	3,127
2025	2,667	2,181
2026	2,421	—
Thereafter	7,742	6,404
Total lease payments	27,947	32,647
Less: Amounts representing interest	(1,841)	(2,365)
Present value of lease liabilities	$26,106	$30,282

Maturity of lease liabilities - Finance Lease:

As of December 31, 2021, projected future lease payments on the finance lease total $20,400,000 and are scheduled to be paid in 2022, with amounts representing interest of $206,000 over the term of the lease.

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

As of the end of the period covered by this report, December 31, 2021 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 26 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2021 and issued a report thereon which is included on page 27 of this report.

Changes in internal control over financial reporting — Management’s evaluation of changes in internal control did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and director nominees will be included in the RPC Proxy Statement for its 2022 Annual Meeting of Stockholders, in the section titled “Election of Directors.” This information is incorporated herein by reference. Information about executive officers is contained on Page 15 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2022 Annual Meeting of Stockholders, in the section titled “Corporate Governance and Board of Directors, Committees and Meetings – Audit Committee.” This information is incorporated herein by reference.

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

RPC, Inc. intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its code that relates to any elements of the code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2022 Annual Meeting of Stockholders, in the sections titled “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management, and such all officers and directors as a group, will be included in the RPC Proxy Statement for its 2022 Annual Meeting of Stockholders, in the section titled “Stock Ownership of Certain Beneficial Owners and Management.” Such ownership information with respect to individual directors and nominees shall be set forth in the same document in the section titled “Election of Directors.” This information is incorporated herein by reference. Arrangements known to the Company, if any, the operation of which may at a subsequent date result in a change in control of the Company will be included in the RPC Proxy Statement for its 2022 Annual Meeting of Stockholders in the section titled “Certain Relationships and Related Party Transactions.” Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2021..

	(A)		(C)
	Number of Securities	(B)	Number of Securities Remaining
	To Be Issued Upon	Weighted Average	Available for Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities Reflected in
Plan category	Rights	Warrants and Rights	Column (A))
Equity compensation plans approved by securityholders	—	$—	3,194,060	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	$—	3,194,060

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 13 to the consolidated financial statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2022 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the RPC Proxy Statement for its 2022 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled “Independent Registered Public Accounting Firm” in the RPC Proxy Statement for its 2022 Annual Meeting of Stockholders. This information is incorporated herein by reference.

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

10.6	Form of Time Lapse Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 2, 2004).
10.7	Form of Performance Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 2, 2004).
10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).
10.9	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

Exhibit Number	Description

10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).
10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).
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

21	Subsidiaries of RPC
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer
95.1	Mine Safety Disclosure
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report for the year ended December 31, 2021, formatted in Inline XBRL

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, Inc.

/s/	Richard A. Hubbell

Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard A. Hubbell
Richard A. Hubbell	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2022

/s/ Ben M. Palmer
Ben M. Palmer	Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 28, 2022

The Directors of RPC (listed below) executed a power of attorney, appointing Richard A. Hubbell their attorney-in-fact, empowering him to sign this report on their behalf.

Gary W. Rollins, Director	Amy R. Kreisler, Director
Jerry W. Nix, Director	Pamela R. Rollins, Director
Susan R. Bell, Director	Patrick J. Gunning, Director

/s/	Richard A. Hubbell
Richard A. Hubbell
Director and as Attorney-in-fact
February 28, 2022

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended
	December 31, 2021, 2020 and 2019
	Balance at	Charged to			Balance
	Beginning	Costs and	Net (Deductions)		at End of
(in thousands)	of Period	Expenses	Recoveries		Period
Year ended December 31, 2021
Credit loss allowance for accounts receivable	$4,815	$4,019	$(2,069)	(1)	$6,765
Deferred tax asset valuation allowance	$490	$—	$375	(2)	$865
Reserve for obsolete or slow moving inventory	$13,829	$5,016	$(5,609)	(3)	$13,236
Year ended December 31, 2020
Credit loss allowance for accounts receivable	$5,181	$342	$(708)	(1)	$4,815
Deferred tax asset valuation allowance	$471	$—	$19	(2)	$490
Reserve for obsolete or slow moving inventory	$10,467	$5,826	$(2,464)	(3)	$13,829
Year ended December 31, 2019
Credit loss allowance for accounts receivable	$4,813	$1,481	$(1,113)	(1)	$5,181
Deferred tax asset valuation allowance	$445	$—	$26	(2)	$471
Reserve for obsolete or slow moving inventory	$10,169	$6,467	$(6,169)	(3)	$10,467

(1)	Net (deductions) recoveries in the credit loss allowance principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	The valuation allowance for deferred tax assets is increased or decreased each year to reflect the net operating losses, foreign tax credits and capital losses that management believes will not be utilized before they expire.
(3)	Net (deductions) recoveries in the reserve for obsolete or slow moving inventory principally reflect the write-off and/ or disposal of previously reserved inventory.