Form 10-Q
period 2022-03-31
RPC INC
filed 2022-04-29
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of April 22, 2022, RPC, Inc. had 216,476,421 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(In thousands)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS		(Note 1)
Cash and cash equivalents	$73,189	$82,433
Accounts receivable, net of allowance for credit losses of $6,190 in 2022 and $5,717 in 2021	285,517	258,635
Inventories	84,381	78,983
Income taxes receivable	57,448	58,504
Prepaid expenses	13,545	9,773
Assets held for sale	692	692
Other current assets	2,430	2,990
Total current assets	517,202	492,010
Property, plant and equipment, less accumulated depreciation of $771,267 in 2022 and $788,922 in 2021	257,137	254,408
Operating lease right-of-use assets	23,741	24,572
Finance lease right-of-use assets	22,922	20,327
Goodwill	32,150	32,150
Other assets	38,016	40,898
Total assets	$891,168	$864,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$76,974	$74,404
Accrued payroll and related expenses	21,888	15,350
Accrued insurance expenses	5,380	10,129
Accrued state, local and other taxes	2,996	1,905
Income taxes payable	982	656
Current portion of operating lease liabilities	6,655	6,387
Current portion of finance lease liabilities	22,694	20,194
Other accrued expenses	1,663	1,824
Total current liabilities	139,232	130,849
Long-term accrued insurance expenses	10,628	11,770
Long-term pension liabilities	32,570	35,376
Deferred income taxes	24,787	17,749
Long-term operating lease liabilities	18,562	19,719
Other long-term liabilities	7,621	7,111
Total liabilities	233,400	222,574
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 216,476,421 and 215,628,716 shares issued and outstanding in 2022 and 2021, respectively	21,648	21,563
Capital in excess of par value	—	—
Retained earnings	656,517	640,936
Accumulated other comprehensive loss	(20,397)	(20,708)
Total stockholders’ equity	657,768	641,791
Total liabilities and stockholders’ equity	$891,168	$864,365

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Revenues	$284,624	$182,610
COSTS AND EXPENSES:
Cost of revenues (exclusive of items shown below)	208,837	146,223
Selling, general and administrative expenses	36,240	30,595
Depreciation and amortization	19,466	17,773
Gain on disposition of assets, net	(2,954)	(1,460)
Operating income (loss)	23,035	(10,521)
Interest expense	(178)	(380)
Interest income	15	18
Other income, net	504	507
Income (loss) before income taxes	23,376	(10,376)
Income tax provision (benefit)	8,297	(714)
Net income (loss)	$15,079	$(9,662)
Earnings (loss) per share
Basic	$0.07	$(0.05)
Diluted	$0.07	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Net income (loss)	$15,079	$(9,662)
Other comprehensive income (loss):
Pension adjustment and reclassification adjustment, net of taxes	195	153
Foreign currency translation	116	136
Comprehensive income (loss)	$15,390	$(9,373)

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In thousands)

(Unaudited)

	Three months ended March 31, 2022
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2021	215,629	$21,563	$—	$640,936	$(20,708)	$641,791
Stock issued for stock incentive plans, net	1,037	104	1,393	—	—	1,497
Stock purchased and retired	(190)	(19)	(1,393)	502	—	(910)
Net income	—	—	—	15,079	—	15,079
Pension adjustment, net of taxes	—	—	—	—	195	195
Foreign currency translation	—	—	—	—	116	116
Balance, March 31, 2022	216,476	$21,648	$—	$656,517	$(20,397)	$657,768

	Three months ended March 31, 2021
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2020	214,951	$21,495	$—	$627,778	$(17,706)	$631,567
Stock issued for stock incentive plans, net	924	93	1,446	—	—	1,539
Stock purchased and retired	(140)	(14)	(1,446)	903	—	(557)
Net loss	—	—	—	(9,662)	—	(9,662)
Pension adjustment, net of taxes	—	—	—	—	153	153
Foreign currency translation	—	—	—	—	136	136
Balance, March 31, 2021	215,735	$21,574	$—	$619,019	$(17,417)	$623,176

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$15,079	$(9,662)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	19,343	17,800
Stock-based compensation expense	1,497	1,539
Gain on disposition of assets, net	(2,954)	(1,460)
Deferred income tax provision (benefit)	6,975	(752)
(Increase) decrease in assets:
Accounts receivable	(26,586)	(25,076)
Income taxes receivable	1,056	331
Inventories	(5,326)	2,800
Prepaid expenses	(3,771)	1,097
Other current assets	677	614
Other non-current assets	2,875	2,735
Increase (decrease) in liabilities:
Accounts payable	(168)	18,155
Income taxes payable	326	187
Accrued payroll and related expenses	6,529	4,638
Accrued insurance expenses	(4,749)	(1,046)
Accrued state, local and other taxes	1,091	1,751
Other accrued expenses	(1,746)	(1,611)
Pension liabilities	(2,548)	(1,788)
Long-term accrued insurance expenses	(1,142)	(1,279)
Other long-term liabilities	1,790	291
Net cash provided by operating activities	8,248	9,264
INVESTING ACTIVITIES
Capital expenditures	(19,084)	(11,750)
Proceeds from sale of assets	3,825	3,968
Net cash used for investing activities	(15,259)	(7,782)

FINANCING ACTIVITIES
Cash paid for common stock purchased and retired	(910)	(557)
Cash paid for finance lease	(1,323)	—
Net cash used for financing activities	(2,233)	(557)

Net (decrease) increase in cash and cash equivalents	(9,244)	925
Cash and cash equivalents at beginning of period	82,433	84,496
Cash and cash equivalents at end of period	$73,189	$85,421

Supplemental cash flows disclosure:
Income taxes refund, net	$(333)	$(481)
Interest paid	$43	$42
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$7,020	$5,271

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

A group that includes the Company’s Chairman of the Board, Gary W. Rollins, controls in excess of fifty percent of the Company’s voting power.

Recently Issued Accounting Standards Not Yet Adopted:

●	ASU No. 2020-04 — Reference Rate Reform (Topic 848): The amendments in this ASU, provides optional guidance for a limited time to ease the impact of the reference rate reform on financial reporting. The amendments, which are elective, provide expedients to contract modifications, affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or other reference rate that is expected to be discontinued due to reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company plans to adopt these provisions when LIBOR is discontinued (currently expected to be in July 2022) and does not expect adoption to have a material impact on its consolidated financial statements.

●	ASU No. 2021-08: Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: The amendments in this ASU address diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination, by adopting guidance requiring an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer would recognize and measure the acquired contract assets and contract liabilities in the same manner that they were recognized and measured in the acquiree's financial statements before the acquisition. The company plans to adopt these provisions prospectively to business combinations occurring after January 1, 2023 and does not expect adoption to have a material impact on its consolidated financial statements.

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

Payment terms:

RPC’s contracts with customers state the final terms of the sales, including the description, quantity, and price of each service to be delivered. The Company’s contracts are generally short-term in nature and in most situations, RPC provides services ahead of payment - i.e., RPC has fulfilled the performance obligation prior to submitting a customer invoice. RPC invoices the customer upon completion of the specified services and collection is generally expected between 30 to 60 days after invoicing. As the Company enters into contracts with its customers, it generally expects there to be no significant timing difference between the date the services are provided to the customer (satisfaction of the performance obligation) and the date cash consideration is received. Accordingly, there is no financing component to our arrangements with customers.

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

Timing of revenue recognition for each of the periods presented is shown below:

	Three months ended
	March 31,
(in thousands)	2022	2021
Oilfield services transferred at a point in time	$—	$—
Oilfield services transferred over time	284,624	182,610
Total revenues	$284,624	$182,610

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net on the consolidated balance sheets are shown below:

	March 31,	December 31,
(in thousands)	2022	2021
Unbilled trade receivables	$70,061	$50,370

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

	Three months ended
	March 31
(In thousands)	2022	2021
Net income (loss) available for stockholders:	$15,079	$(9,662)
Less: Adjustments for earnings attributable to participating securities	(208)	—
Net income (loss) used in calculating earnings per share	$14,871	$(9,662)

Weighted average shares outstanding (including participating securities)	216,242	215,538
Adjustment for participating securities	(2,990)	(2,579)
Shares used in calculating basic and diluted earnings per share	213,252	212,959

5.    STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others incentive and non-qualified stock options and restricted shares. As of March 31, 2022, there were 2,188,635 shares available for grant.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2022	2021
Pre-tax expense	$1,497	$1,539
After tax expense	$1,130	$1,154

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2022:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2022	2,619,691	$7.89
Granted	1,037,350	6.23
Vested	(490,313)	11.91
Forfeited	(31,925)	6.49
Non-vested shares at March 31, 2022	3,134,803	$6.73

The total fair value of shares vested was $2,831,000 during the three months ended March 31, 2022 and $1,732,000 during the three months ended March 31, 2021. Excess tax benefits or deficits realized from tax compensation deductions in excess of, or lower than compensation expense are recorded as either a beneficial or detrimental discrete income tax adjustment. This was a detrimental adjustment of $669,000 for the three months ended March 31, 2022 and a detrimental adjustment of $1,160,000 for the three months ended March 31, 2021.

As of March 31, 2022, total unrecognized compensation cost related to non-vested restricted shares was $43,193,000 which is expected to be recognized over a weighted-average period of 4.2 years.

6.    BUSINESS SEGMENT INFORMATION

RPC’s reportable segments are the same as its operating segments. RPC manages its business under Technical Services and Support Services. Technical Services is comprised of service lines that generate revenue based on equipment, personnel or materials at the well site and are closely aligned with completion and production activities of the customers. Support Services is comprised of service lines which generate revenue from services and tools offered off the well site and are more closely aligned with the customers’ drilling activities. Selected overhead including certain centralized support services and regulatory compliance are classified as Corporate.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended
	March 31,
(in thousands)	2022	2021
Technical Services:
Pressure Pumping	$119,898	$74,900
Downhole Tools	81,070	56,377
Coiled Tubing	26,850	14,768
Nitrogen	7,603	11,160
Snubbing	6,212	3,832
All other	24,716	11,604
Total Technical Services	$266,349	$172,641

Support Services:
Rental Tools	$13,063	$6,032
All other	5,212	3,937
Total Support Services	$18,275	$9,969

Total revenues	$284,624	$182,610

The following summarizes revenues for the United States and separately for all international locations combined for the three months ended March 31, 2022 and 2021. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

(in thousands)	2022	2021
United States revenues	$275,345	$172,929
International revenues	9,279	9,681
Total revenues	$284,624	$182,610

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information with respect RPC’s reportable segments for the three months ended March 31, 2022 and 2021 are shown in the following table:

	Three months ended
	March 31,
(in thousands)	2022	2021
Revenues:
Technical Services	$266,349	$172,641
Support Services	18,275	9,969
Total revenues	$284,624	$182,610
Operating income (loss):
Technical Services	$21,811	$(5,762)
Support Services	2,780	(2,896)
Corporate Expenses	(4,510)	(3,323)
Gain on disposition of assets, net	2,954	1,460
Total operating income (loss)	$23,035	$(10,521)
Interest expense	(178)	(380)
Interest income	15	18
Other income, net	504	507
Income (loss) before income taxes	$23,376	$(10,376)

As of and for the three months ended	Technical	Support
March 31, 2022	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$16,974	$2,427	$65	$19,466
Capital expenditures	16,624	2,410	50	19,084
Identifiable assets	$616,961	$74,021	$200,186	$891,168

As of and for the three months ended	Technical	Support
March 31, 2021	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$15,728	$1,977	$68	$17,773
Capital expenditures	9,648	1,937	165	11,750
Identifiable assets	$507,815	$70,304	$221,954	$800,073

7.    CURRENT EXPECTED CREDIT LOSSES

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Three months ended March 31,	2022	2021
(in thousands)
Beginning balance	$6,765	$4,815
Provision for current expected credit losses	1,131	946
Write-offs	(1,708)	(53)
Recoveries collected (net of expenses)	2	9
Ending balance	$6,190	$5,717

8.    INVENTORIES

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

	March 31,	December 31,
	2022	2021
(in thousands)
Raw materials and supplies	$83,001	$77,709
Finished goods	1,380	1,274
Ending balance	$84,381	$78,983

9.     COMMITMENTS AND CONTINGENCIES

Sales and Use Taxes - The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statute that could result in unfavorable outcomes. In accordance with ASC 450-20, Loss Contingencies, any probable and reasonable estimate of assessment costs have been included in accrued state, local and other taxes.

The Company has received a state tax notification of audit results related to sales and use tax and with its outside legal counsel has evaluated the perceived merits of this tax assessment. The Company believes the likelihood of a material loss related to this contingency is remote and cannot be reasonably estimated at this time. Therefore, no loss has been recorded and the Company currently does not believe the resolution of this claim will have a material impact on its consolidated financial position, results of operations or cash flows.

10.    EMPLOYEE BENEFIT PLAN

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan, a trusteed defined benefit pension plan:

	Three months ended March 31,
(in thousands)	2022	2021
Interest cost	$243	$247
Expected return on plan assets	-	(377)
Amortization of net losses	253	202
Net periodic benefit cost	$496	$72

During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan, which is expected to be completed in early 2023. The Company currently expects to make a final cash contribution of approximately $6 million to $7 million as part of the termination. As of the plan termination date, the Company will recognize a pre-tax, non-cash settlement charge representing the unamortized net loss in the plan which was approximately $23.2 million as of March 31, 2022. The final amount is subject to change based on the actual return on plan assets and the periodic actuarial updates of the net losses

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

in the plan. For the year ending December 31, 2022, the Company has utilized an expected return on plan assets of zero percent based on the current short-term rates and investment horizon as a result of the expected plan termination.

The Company did not make a cash contribution to this plan during the three months ended March 31, 2022 or March 31, 2021.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading, and are stated at fair value totaling $30.2 million as of March 31, 2022 and $31.7 million as of December 31, 2021. Trading losses related to the SERP assets totaled approximately $1.5 million during the three months ended March 31, 2022, compared to trading gains of approximately $471 thousand during the three months ended March 31, 2021. The SERP assets are reported in non-current other assets on the consolidated balance sheets and changes in the fair value of these assets are reported in the consolidated statements of operations as compensation cost in selling, general and administrative expenses.

The SERP liabilities includes participant deferrals net of distributions and are stated at fair value of approximately $26.6 million as of March 31, 2022 and $29.7 million as of December 31, 2021. The SERP liabilities are reported on the consolidated balance sheets in long-term pension liabilities and any change in the fair value is recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Changes in the fair value of the SERP liabilities represented unrealized losses of approximately $1.4 million during the three months ended March 31, 2022, compared to unrealized gains of approximately $586 thousand during the three months ended March 31, 2021.

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

As of March 31, 2022, the Company was in compliance with these covenants.

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

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.4 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining unamortized balance of $0.2 million at March 31, 2022 is classified as part of non-current other assets.

As of March 31, 2022, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.3 million; therefore, a total of $83.7 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2022	2021
Years Ended December 31,
(in thousands)
Interest incurred	$65	$41
Interest paid	43	42

12.  INCOME TAXES

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

In the first quarter of 2021, the Company used the discrete method since the actual year-to-date effective rate provided a more reliable estimate of its income tax rate for the period. For the three months ended March 31, 2022, the effective rate reflects a provision of 35.5 percent compared to a benefit of 6.9 percent for the comparable period in the prior year. In addition to the discrete method used in the first quarter of 2021, the change in effective tax rate for the quarter ended March 31, 2022 is mainly related to unfavorable permanent adjustments together with detrimental discrete adjustments related to restricted stock vesting and other deferred items.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of March 31, 2022 and December 31, 2021:

Fair Value Measurements at March 31, 2022 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$228	$228	$—	$—
Investments measured at net asset value	$30,194

Fair Value Measurements at December 31, 2021 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$197	$197	$—	$—
Investments measured at net asset value	$31,738

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance or investment company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended March 31, 2022, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at March 31, 2022 and December 31, 2021. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 11. The Company is subject to interest rate risk, to the extent there are outstanding borrowings on the variable component of the interest rate.

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

The non-recurring fair value measurement of both these asset categories are reflected in the table below:

Fair Value Measurements at March 31, 2022 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$692	$—	$692	$—

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements at December 31, 2021 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$4,032	$—	$4,032	$—

14.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2021	$(18,071)	$(2,637)	$(20,708)
Change during the period:
Before-tax amount	—	116	116
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	195	—	195
Total activity for the period	195	116	311
Balance at March 31, 2022	$(17,876)	$(2,521)	$(20,397)
(1)	Reported as part of selling, general and administrative expenses.

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2020	$(15,181)	$(2,525)	$(17,706)
Change during the period:
Before-tax amount	—	136	136
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	153	—	153
Total activity for the period	153	136	289
Balance at March 31, 2021	$(15,028)	$(2,389)	$(17,417)
(1)	Reported as part of selling, general and administrative expenses.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021 is incorporated herein by reference. In 2022, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the three months ended March 31, 2022, capital expenditures totaled $19.1 million, primarily for capitalized maintenance and upgrades of our existing equipment.

During the first quarter of 2022, revenues of $284.6 million increased by $102.0 million or 55.9 percent compared to the same period in the prior year. The increase in revenues is due to higher customer activity levels, pricing improvements and a larger fleet of pressure pumping equipment in service. International revenues for the first quarter of 2022 decreased 4.0 percent to $9.3 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the future.

Cost of revenues increased primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, maintenance and repairs expenses, employment costs and fuel costs. In addition, these costs increased due to higher market prices for materials and supplies, fuel and other raw materials. Cost of revenues as a percentage of revenues decreased due to the leverage of higher revenues over direct employment costs and a favorable job mix within pressure pumping.

Selling, general and administrative expenses increased to $36.2 million in the first quarter of 2022 from $30.6 million in the first quarter of 2021 primarily due to increases in employment related costs. Selling, general and administrative expenses decreased from 16.8 percent of revenues in the first quarter of 2021 to 12.7 percent of revenues in the first quarter of 2022 due to leverage of higher revenues over costs that are relatively fixed during the short term.

Income before income taxes was $23.4 million for the three months ended March 31, 2022 compared to $10.4 million loss before income taxes in the same period of 2021. Diluted earnings per share were $0.07 for the three months ended March 31, 2022 compared to a loss per share of $0.05 in the same period of 2021. Despite higher earnings, cash provided by operating activities decreased slightly to $8.2 million for the three months ended March 31, 2022 compared to $9.3 million in the same period of 2021 primarily due to unfavorable changes in working capital from higher business activity levels experienced in the first three months of 2022.

We currently expect capital expenditures to be approximately $115 million during 2022 and to be directed primarily towards capitalized maintenance of our existing equipment and selected growth opportunities. In addition, RPC will make $24 million of finance lease payments during 2022 for a pressure pumping fleet acquired in 2021, inclusive of a $20 million final payment to be made in the third quarter of 2022.

RPC, INC. AND SUBSIDIARIES

Outlook

RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions during 2018 increased by approximately 25 percent compared to 2017, and by approximately five percent in 2019 compared to 2018. Well completions in 2020 decreased by approximately 49 percent compared to 2019 due to the impact of Covid-19. However, well completions in 2021 increased by approximately 33 percent compared to 2020.

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

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. Following the trough of the most recent oilfield downturn in the second quarter of 2020, the price of oil has risen by more than 247 percent in the first quarter of 2022 compared to the average price of oil in the second quarter of 2020. The price of natural gas has risen by approximately 174 percent during the same time period, due to steady demand for natural gas and normal seasonal demand in the first quarter of 2022. Following a low price of $0.23 per gallon in the first quarter of 2020, the price of benchmark natural gas liquids has risen to $1.40 per gallon in the first quarter of 2022. In addition, oil and gas prices experienced increases beginning in February 2022 due to concerns about potential world-wide supply constraints resulting from the Russian invasion of Ukraine. The price increases in these commodities during the past year are favorable for our business, and RPC believes that they have encouraged our customers to increase drilling and completion activities.

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

We continue to monitor the market for our services and the competitive environment, including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets. The growing efficiency with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market. We believe that most of the feasible efficiency gains have been realized, and a number of our smaller competitors have ceased operations. These factors, combined with the increase in drilling and completion and the improvement in commodity prices, leads us to believe that the competitive market for our services will improve during the near term.

During the third quarter of 2021, RPC entered into a finance lease arrangement for a new Tier IV dual-fuel pressure pumping fleet, which immediately went to work at the beginning of the fourth quarter. In 2019, RPC expanded its fleet of revenue-producing equipment, while also retiring older equipment which could no longer function effectively in service-intensive operating environments. We have selectively upgraded our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection. We will continue to monitor current and expected customer activity levels and projected financial returns as we consider activating additional idle equipment during the near term. RPC’s response to our industry’s current higher activity levels and improved service pricing is to maintain and upgrade our fleet of revenue-producing equipment as well as to add new revenue-producing equipment if the projected financial returns of such capital expenditures meet our financial return criteria.

RPC, INC. AND SUBSIDIARIES

Results of Operations

	Three months ended
	March 31,
	2022	2021

Consolidated revenues [in thousands]	$284,624	$182,610
Revenues by business segment [in thousands]:
Technical	$266,349	$172,641
Support	18,275	9,969

Consolidated operating income (loss) [in thousands]	$23,035	$(10,521)
Operating income (loss) by business segment [in thousands]:
Technical	$21,811	$(5,762)
Support	2,780	(2,896)
Corporate	(4,510)	(3,323)
Gain on disposition of assets, net	2,954	1,460

Percentage cost of revenues to revenues	73.4%	80.1%
Percentage selling, general & administrative expenses to revenues	12.7%	16.8%
Percentage depreciation and amortization expense to revenues	6.8%	9.7%
Average U.S. domestic rig count	636	396
Average natural gas price (per thousand cubic feet (mcf))	$4.68	$3.59
Average oil price (per barrel)	$95.1	$58.13

THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THREE MONTHS ENDED MARCH 31, 2021

Revenues. Revenues of $284.6 million for the three months ended March 31, 2022 increased 55.9 percent compared to the three months ended March 31, 2021. Domestic revenues of $275.3 million increased 59.0 percent for the three months ended March 31, 2022 compared to the same period in the prior year. The increase in revenues was due to higher customer activity levels, pricing improvements and a larger fleet of pressure pumping equipment in service. International revenues of $9.3 million decreased 4.0 percent for the three months ended March 31, 2022 compared to the same period in the prior year.

During the first quarter of 2022, the average price of natural gas was 30.4 percent higher, and the average price of oil was 63.5 percent higher, both as compared to the same period in the prior year. Oil and gas prices are higher due to continued strong demand as well as potential supply constraints worldwide due to the Russian invasion of Ukraine during the first quarter of 2022. The average domestic rig count during the first quarter of 2022 was 60.6 percent higher than the same period in 2021.

The Technical Services segment revenues for the first quarter of 2022 increased by 54.3 percent compared to the same period of the prior year due to higher activity levels and improved pricing. Technical Services reported operating income of $21.8 million during the first quarter of 2022 compared to an operating loss of $5.8 million in the first quarter of 2021. The Support Services segment revenues for the first quarter of 2021 increased by 83.3 percent compared to the same period in the prior year. This increase was due principally to higher activity levels for rental tools. Support Services reported operating income of $2.8 million for the first quarter of 2022 compared to an operating loss of $2.9 million for the first quarter of 2021 due to higher pricing on rental tools.

Cost of revenues. Cost of revenues increased 42.8 percent to $208.8 million for the three months ended March 31, 2022 compared to $146.2 million for the three months ended March 31, 2021. Cost of revenues increased primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, maintenance and repairs expenses, employment costs and fuel costs. In addition, these costs increased due to higher market prices for materials and supplies, fuel and other raw materials. Cost of revenues as a percentage of revenues decreased due to the leverage of higher revenues over direct employment costs and a favorable job mix within pressure pumping.

RPC, INC. AND SUBSIDIARIES

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $36.2 million for the three months ended March 31, 2022 compared to $30.6 million for the three months ended March 31, 2021, primarily due to increases in employment related costs including incentive compensation. Selling, general and administrative expenses decreased from 16.8 percent of revenues in the first quarter of 2021 to 12.7 percent of revenues in the first quarter of 2022 due to leverage of higher revenues over cost that are relatively fixed during the short term.

Depreciation and amortization. Depreciation and amortization increased 9.5 percent to $19.5 million for the three months ended March 31, 2022, compared to $17.8 million for the three months ended March 31, 2021. Depreciation and amortization increased due to capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $3.0 million for the three months ended March 31, 2022 compared to a gain on disposition of assets, net of $1.5 million for the three months ended March 31, 2021. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $504 thousand for the three months ended March 31, 2022 compared to other income, net of $507 thousand for the same period in the prior year.

Interest expense. Interest expense was $178 thousand for the three months ended March 31, 2022 compared to $380 thousand for the three months ended March 31, 2021. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax provision (benefit). Income tax provision was $8.3 million during the three months ended March 31, 2022 compared to $0.7 million tax benefit for the same period in 2021. The effective tax rate was 35.5 percent for the three months ended March 31, 2022 compared to a 6.9 percent effective benefit rate for the three months ended March 31, 2021. The effective rate for the first quarter of 2022 reflects the impact of unfavorable permanent adjustments and detrimental discrete adjustments.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents decreased $9.2 million to $73.2 million as of March 31, 2022 compared to cash and cash equivalents of $82.4 million as of December 31, 2021.

The following table sets forth the historical cash flows for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$8,248	$9,264
Net cash used for investing activities	(15,259)	(7,782)
Net cash used for financing activities	(2,233)	(557)

Cash provided by operating activities for the three months ended March 31, 2022 was $8.2 million. Cash provided by operating activities includes net income of $15.1 million coupled with a favorable change in accrued payroll expenses of $6.5 million, offset by unfavorable changes in other components of our working capital (accounts receivable, accrued insurance expense and inventories) totaling $36.7 million. These unfavorable changes were primarily due to increased business activity levels.

Cash used for investing activities for the three months ended March 31, 2022 increased by $7.5 million compared to the three months ended March 31, 2021, primarily because of an increase in capital expenditures consistent with higher business activity levels.

Cash used for financing activities for the three months ended March 31, 2022 increased by $2.2 million primarily as a result of cash paid for a finance lease initiated in the third quarter of 2021.

RPC, INC. AND SUBSIDIARIES

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2022 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company’s decisions relating to the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not currently expect to utilize our revolving credit facility to meet these liquidity requirements.

The Company currently has a $100 million revolving credit facility that matures in July 2023. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The latest amendment to the credit facility (1) reduced the maximum amount available for borrowing from $125 million to $100 million, (2) decreased the minimum tangible net worth covenant level from not less than $600 million to not less than $400 million, and (3) increased the margin spreads and commitment fees payable by 37.5 and 5 basis points, respectively, at each pricing level of the applicable rate without any changes to the leverage ratios used to calculate such spreads. As of March 31, 2022, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.3 million; therefore, a total of $83.7 million of the facility was available. The Company was in compliance with the credit facility financial covenants as of March 31, 2022. For additional information with respect to RPC’s facility, see Note 11 of the Notes to Consolidated Financial Statements included in this report.

Cash Requirements

The Company currently expects that capital expenditures will be approximately $115 million in 2022 and will be directed towards both capitalized maintenance of our existing equipment and selected growth opportunities. Also, during the current year, RPC will make $24 million of finance lease payments for a pressure pumping fleet acquired in 2021, inclusive of a $20 million final payment in the third quarter of 2022. The actual amount of 2022 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable. There are issues that could result in unfavorable outcomes that cannot be currently estimated. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan which is expected to be completed in early 2023. The Company currently expects to make a final cash contribution of approximately $6 million to $7 million as part of the termination. The Company did not make a cash contribution to this plan during the three months ended March 31, 2022 or March 31, 2021.

As of March 31, 2022, the Company’s stock buyback program authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors in 2018. No shares have been purchased on the open market during the three months ended March 31, 2022, and 8,248,184 shares remain available to be repurchased under the current authorization. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On July 22, 2019, the Board of Directors voted to suspend RPC’s dividend to common stockholders. The Company expects to resume cash dividends to common stockholders, subject to the earnings and financial condition of the Company and other relevant factors. The Company has no timetable for the resumption of dividends.

RPC, INC. AND SUBSIDIARIES

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide services to the Company’s customers. Beginning in 2018, prices for the raw material comprising the Company’s single largest purchase began to decline due to increased sources of supply of the material, particularly in geographic markets located close to the largest U.S. oil and gas basin. In addition, labor costs declined throughout 2020 due to the significant decline in oilfield activity. However, during the fourth quarter of 2020, 2021 and continuing into 2022, the price of labor has been increasing due to improving oilfield activity and labor shortages caused by the departure of skilled labor from the domestic oilfield industry in prior years.

Early in 2022, market prices of some raw materials and key equipment components have increased significantly. We have successfully passed some of these costs to customers through increased pricing for our equipment and services, but due to the competitive nature of the oilfield services business, there is no assurance that we will be able to continue to do this successfully in the future.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

In conjunction with the spin-off of its former power boat manufacturing segment conducted through Chaparral Boats, Inc., RPC and Marine Products Corporation (Marine Products) entered into various agreements that define the companies’ relationship. RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $253,000 for the three months ended March 31, 2022 and $219,000 for the comparable period in 2021.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $348,000 for the three months ended March 31, 2022 and $266,000 for the three months ended March 31, 2021.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. Gary W. Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on three months’ notice. The services covered by these agreements include office space, selected administrative services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $26,000 for both the three months ended March 31, 2022 and the three months ended March 31, 2021.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $50,000 for each of the three months ended March 31, 2022 and March 31, 2021.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes in the critical accounting policies since year-end.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include, without limitation, statements regarding: our ability to monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel; the effect of geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the Unites States, the prices of oil and natural gas, and our customers’ drilling and production activities on our financial results; our strategy of utilizing equipment in unconventional basins; our plans to continue to pursue international growth opportunities; our belief that international revenues will continue to be less than ten percent of our consolidated revenues in the future; our expectation that capital expenditures will be approximately $115 million during 2022 and will be directed primarily towards capitalized maintenance of our existing equipment and selected growth opportunities; our belief that the statistics regarding well completions are more meaningful indicators of the outlook for our activity levels and revenues; our belief that oil and gas price increases during the past year are encouraging and our belief that such price increases have encouraged our customers to increase drilling and completion activities; our belief that oil-directed drilling will remain the majority of domestic drilling and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near-term; our belief that natural gas-directed drilling has increased and will continue to increase in natural gas-directed basins in the United States due to the current and projected high prices of natural gas and that this trend should be favorable for the demand for our services in these basins; our plans to continue to monitor the market for our services and the competitive environment, including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets; our belief that the growing efficiency with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market; our belief that most of the feasible efficiency gains have been realized and that a number of our smaller competitors have ceased operations; our belief that the competitive market for our services will improve during the near term; our plans to continue to selectively upgrade our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection; our plans to continue to monitor current and expected customer activity levels and projected financial returns as we consider activating additional idle equipment during the near term; our plans to respond to the industry’s current higher activity levels and improved service pricing by maintaining and upgrading our fleet of revenue-producing equipment as well as adding new revenue-producing equipment if the projected financial returns of such capital expenditures meet our financial return criteria; the strength of our financial condition; expectations about contributions to the defined benefit pension plan in 2022 and thereafter; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our belief that we will not need our revolving credit facility to meet our liquidity requirements; our expectations to resume payments of cash dividends; estimates made with respect to our critical accounting policies; the effect of new accounting standards; the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition; and the impact of lawsuits, legal proceedings and claims on our financial position and results of operation.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which

RPC, INC. AND SUBSIDIARIES

may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the combined impact of the OPEC disputes and the COVID-19 pandemic on our operating results, the declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, the potential impact of possible future regulations on hydraulic fracturing on our business, risks of international operations, and reliance on large customers. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in this 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of March 31, 2022, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, March 31, 2022 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

ITEM 1A. RISK FACTORS

See the risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2022 to January 31, 2022	156,090	(2)	$5.77	—	8,248,184
February 1, 2022 to February 28, 2022	1,630	(2)	5.78	—	8,248,184
March 1, 2022 to March 31, 2022	—		—	—	8,248,184
Total	157,720	(2)	$5.77	—	8,248,184

(1)The Company has a stock buyback program initially adopted in 1998 (and subsequently amended in 2013 and 2021) that authorizes the repurchase of up to 41,578,125 shares. There were no shares purchased on the open market during the first quarter of 2022 and 8,248,184 shares remain available to be repurchased under the current authorization as of March 31, 2022. Currently the program does not have a predetermined expiration date.

(2)Represent shares repurchased by the Company in connection with taxes related to vesting of certain restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

RPC, INC. AND SUBSIDIARIES

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. effective October 26, 2021 (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2021).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL)

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Richard A. Hubbell
Date: April 29, 2022	Richard A. Hubbell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben M. Palmer
Date: April 29, 2022	Ben M. Palmer
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)