Form 10-Q
period 2022-06-30
RPC INC
filed 2022-07-29
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of July 22, 2022, RPC, Inc. had 216,661,757 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(In thousands)

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$78,233	$82,433
Accounts receivable, net of allowance for credit losses of $5,831 in 2022 and $5,717 in 2021	357,582	258,635
Inventories	90,090	78,983
Income taxes receivable	45,477	58,504
Prepaid expenses	8,717	9,773
Assets held for sale	692	692
Other current assets	2,429	2,990
Total current assets	583,220	492,010
Property, plant and equipment, less accumulated depreciation of $776,163 in 2022 and $788,922 in 2021	269,521	254,408
Operating lease right-of-use assets	22,970	24,572
Finance lease right-of-use assets	21,624	20,327
Goodwill	32,150	32,150
Other assets	35,594	40,898
Total assets	$965,079	$864,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$102,190	$74,404
Accrued payroll and related expenses	24,218	15,350
Accrued insurance expenses	5,599	10,129
Accrued state, local and other taxes	4,982	1,905
Income taxes payable	528	656
Pension liabilities	6,185	—
Current portion of operating lease liabilities	6,577	6,387
Current portion of finance lease liabilities	21,304	20,194
Other accrued expenses	1,650	1,824
Total current liabilities	173,233	130,849
Long-term accrued insurance expenses	9,930	11,770
Long-term pension and retirement plans liabilities	24,247	35,376
Deferred income taxes	25,663	17,749
Long-term operating lease liabilities	17,804	19,719
Other long-term liabilities	7,540	7,111
Total liabilities	258,417	222,574
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 216,661,757 and 215,628,716 shares issued and outstanding in 2022 and 2021, respectively	21,666	21,563
Capital in excess of par value	—	—
Retained earnings	705,133	640,936
Accumulated other comprehensive loss	(20,137)	(20,708)
Total stockholders’ equity	706,662	641,791
Total liabilities and stockholders’ equity	$965,079	$864,365

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$375,507	$188,757	$660,131	$371,367
COSTS AND EXPENSES:
Cost of revenues	260,917	145,789	469,754	292,012
Selling, general and administrative expenses	35,879	29,403	72,119	59,998
Depreciation and amortization	20,094	17,896	39,560	35,669
Gain on disposition of assets, net	(1,798)	(3,111)	(4,752)	(4,571)
Operating income (loss)	60,415	(1,220)	83,450	(11,741)
Interest expense	(222)	(103)	(400)	(483)
Interest income	128	14	143	32
Other income, net	79	616	583	1,123
Income (loss) before income taxes	60,400	(693)	83,776	(11,069)
Income tax provision (benefit)	13,461	33	21,758	(681)
Net income (loss)	$46,939	$(726)	$62,018	$(10,388)
Earnings (loss) per share
Basic	$0.22	$—	$0.29	$(0.05)
Diluted	$0.22	$—	$0.29	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$46,939	$(726)	$62,018	$(10,388)
Other comprehensive income:
Pension adjustment and reclassification adjustment, net of taxes	195	153	390	306
Foreign currency translation	65	69	181	205
Comprehensive income (loss)	$47,199	$(504)	$62,589	$(9,877)

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands)

(Unaudited)

	Six months ended June 30, 2022
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2021	215,629	$21,563	$—	$640,936	$(20,708)	$641,791
Stock issued for stock incentive plans, net	1,037	104	1,393	—	—	1,497
Stock purchased and retired	(190)	(19)	(1,393)	502	—	(910)
Net income	—	—	—	15,079	—	15,079
Pension adjustment, net of taxes	—	—	—	—	195	195
Foreign currency translation	—	—	—	—	116	116
Balance, March 31, 2022	216,476	$21,648	$—	$656,517	$(20,397)	$657,768
Stock issued for stock incentive plans, net	186	18	1,677	—	—	1,695
Stock purchased and retired	—	—	(1,677)	1,677	—	—
Net Income	—	—	—	46,939	—	46,939
Pension adjustment, net of taxes	—	—	—	—	195	195
Foreign currency translation	—	—	—	—	65	65
Balance, June 30, 2022	216,662	$21,666	$—	$705,133	$(20,137)	$706,662

	Six months ended June 30, 2021
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total
Balance, December 31, 2020	214,951	$21,495	$—	$627,778	$(17,706)	$631,567
Stock issued for stock incentive plans, net	924	93	1,446	—	—	1,539
Stock purchased and retired	(140)	(14)	(1,446)	903	—	(557)
Net loss	—	—	—	(9,662)	—	(9,662)
Pension adjustment, net of taxes	—	—	—	—	153	153
Foreign currency translation	—	—	—	—	136	136
Balance, March 31, 2021	215,735	$21,574	$—	$619,019	$(17,417)	$623,176
Stock issued for stock incentive plans, net	(9)	(1)	1,472	—	—	1,471
Stock purchased and retired	(1)	—	(1,472)	1,463	—	(9)
Net loss	—	—	—	(726)	—	(726)
Pension adjustment, net of taxes	—	—	—	—	153	153
Foreign currency translation	—	—	—	—	69	69
Balance, June 30, 2021	215,725	$21,573	$—	$619,756	$(17,195)	$624,134

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$62,018	$(10,388)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	39,863	35,589
Stock-based compensation expense	3,192	3,010
Gain on disposition of assets, net	(4,752)	(4,571)
Deferred income tax provision (benefit)	7,788	(4,338)
(Increase) decrease in assets:
Accounts receivable	(98,745)	(18,779)
Income taxes receivable	13,027	31,941
Inventories	(11,172)	1,836
Prepaid expenses	1,054	3,465
Other current assets	540	508
Other non-current assets	5,290	1,191
Increase (decrease) in liabilities:
Accounts payable	23,824	12,168
Income taxes payable	(128)	303
Accrued payroll and related expenses	8,881	2,635
Accrued insurance expenses	(4,530)	(482)
Accrued state, local and other taxes	3,077	1,091
Other accrued expenses	(2,351)	49
Pension and retirement plans liabilities	(4,429)	113
Long-term accrued insurance expenses	(1,840)	(1,341)
Other long-term liabilities	2,246	866
Net cash provided by operating activities	42,853	54,866
INVESTING ACTIVITIES
Capital expenditures	(50,578)	(25,875)
Proceeds from sale of assets	7,148	8,094
Net cash used for investing activities	(43,430)	(17,781)

FINANCING ACTIVITIES
Cash paid for common stock purchased and retired	(910)	(566)
Cash paid for finance lease	(2,713)	—
Net cash used for financing activities	(3,623)	(566)

Net (decrease) increase in cash and cash equivalents	(4,200)	36,519
Cash and cash equivalents at beginning of period	82,433	84,496
Cash and cash equivalents at end of period	$78,233	$121,015

Supplemental cash flows disclosure:
Income taxes payment (refund), net	$872	$(28,386)
Interest paid	$123	$82
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$8,248	$4,131

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

A group that includes a member of the Company’s Board of Directors, Gary W. Rollins, controls in excess of fifty percent of the Company’s voting power.

2. RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards:

●	ASU No. 2020-04 — Reference Rate Reform (Topic 848): The amendments in this ASU provide optional guidance for a limited time to ease the impact of the reference rate reform on financial reporting. The amendments, which are elective, provide expedients to contract modifications, affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (LIBOR) or other reference rate that is expected to be discontinued due to reference rate reform. In the second quarter of 2022, the Company adopted these provisions as part of the amendment no. 6 to its credit agreement wherein LIBOR was replaced with the Term Secured Overnight Financing Rate (SOFR). Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

●	ASU No. 2021-08: Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: The amendments in this ASU address diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination, by adopting guidance requiring an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer would recognize and measure the acquired contract assets and contract liabilities in the same manner that they were recognized and measured in the acquiree's financial statements before the acquisition. The Company plans to adopt these provisions prospectively to business combinations occurring after January 1, 2023 and does not expect adoption to have a material impact on its consolidated financial statements.

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

Sales tax charged to customers is presented on a net basis within the accompanying Consolidated Statements of Operations and therefore excluded from revenues.

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

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net in the accompanying Consolidated Balance Sheets are shown below:

	June 30,	December 31,
(in thousands)	2022	2021
Unbilled trade receivables	$92,756	$50,370

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

	Three months ended		Six months ended
	June 30		June 30
(in thousands)	2022	2021	2022	2021
Net income (loss) available for stockholders:	$46,939	$(726)	$62,018	$(10,388)
Less: Adjustments for earnings attributable to participating securities	(695)	—	(886)	—
Net income (loss) used in calculating earnings per share	$46,244	$(726)	$61,132	$(10,388)

Weighted average shares outstanding (including participating securities)	216,565	215,728	216,403	215,633
Adjustment for participating securities	(3,206)	(2,719)	(3,090)	(2,663)
Shares used in calculating basic and diluted earnings per share	213,359	213,009	213,313	212,970

5.    STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others incentive and non-qualified stock options and restricted shares. As of June 30, 2022, there were 2,003,299 shares available for grant.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Pre-tax expense	$1,695	$1,471	$3,192	$3,010
After tax expense	$1,279	$1,103	$2,409	$2,257

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2022:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2022	2,619,691	$7.89
Granted	1,254,276	6.72
Vested	(507,239)	11.87
Forfeited	(63,515)	5.99
Non-vested shares at June 30, 2022	3,303,213	$6.87

The total fair value of shares vested was $2.8 million during the six months ended June 30, 2022 and $1.8 million during the six months ended June 30, 2021. Excess tax benefits or deficits realized from tax compensation deductions in excess of, or lower than, compensation expense are recorded as either a beneficial or detrimental discrete income tax adjustment. This was a detrimental adjustment of $669 thousand for the six months ended June 30, 2022 and a detrimental adjustment of $1.2 million for the six months ended June 30, 2021.

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

Technical Services consists primarily of pressure pumping, downhole tools, coiled tubing, snubbing, nitrogen, well control, wireline and fishing. The services offered under Technical Services are high capital and personnel intensive businesses. The Company considers all of these services to be closely integrated oil and gas well servicing businesses and makes resource allocation and performance assessment decisions based on this operating segment as a whole across these various services.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Technical Services:
Pressure Pumping	$194,641	$72,179	$314,539	$147,079
Downhole Tools	89,927	58,853	170,997	115,230
Coiled Tubing	36,315	20,399	63,165	35,167
Nitrogen	10,789	8,039	18,392	19,199
Snubbing	7,025	3,105	13,237	6,937
All other	17,406	13,544	42,122	25,148
Total Technical Services	$356,103	$176,119	$622,452	$348,760

Support Services:
Rental Tools	$14,314	$8,549	$27,377	$14,581
All other	5,090	4,089	10,302	8,026
Total Support Services	$19,404	$12,638	$37,679	$22,607

Total revenues	$375,507	$188,757	$660,131	$371,367

The following summarizes revenues for the United States and separately for all international locations combined for the three and six months ended June 30, 2022 and 2021. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
United States revenues	$368,824	$181,530	$644,169	$354,459
International revenues	6,683	7,227	15,962	16,908
Total revenues	$375,507	$188,757	$660,131	$371,367

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information with respect RPC’s reportable segments for the three and six months ended June 30, 2022 and 2021 are shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Revenues:
Technical Services	$356,103	$176,119	$622,452	$348,760
Support Services	19,404	12,638	37,679	22,607
Total revenues	$375,507	$188,757	$660,131	$371,367
Operating income (loss):
Technical Services	$59,827	$1,429	$81,638	$(4,334)
Support Services	3,334	(2,402)	6,114	(5,298)
Corporate Expenses	(4,544)	(3,358)	(9,054)	(6,680)
Gain on disposition of assets, net	1,798	3,111	4,752	4,571
Total operating income (loss)	$60,415	$(1,220)	$83,450	$(11,741)
Interest expense	(222)	(103)	(400)	(483)
Interest income	128	14	143	32
Other income, net	79	616	583	1,123
Income (loss) before income taxes	$60,400	$(693)	$83,776	$(11,069)

As of and for the six months ended	Technical	Support
June 30, 2022	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$34,682	$4,752	$126	$39,560
Capital expenditures	43,418	7,066	94	50,578
Identifiable assets	702,162	76,205	186,712	965,079

As of and for the six months ended	Technical	Support
June 30, 2021	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$31,189	$4,344	$136	$35,669
Capital expenditures	21,295	4,347	233	25,875
Identifiable assets	485,058	73,815	231,333	790,206

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Six months ended June 30,	2022	2021
(in thousands)
Beginning balance	$6,765	$4,815
Provision for current expected credit losses	762	2,113
Write-offs	(1,708)	(530)
Recoveries collected (net of expenses)	12	7
Ending balance	$5,831	$6,405

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

	June 30,	December 31,
	2022	2021
(in thousands)
Raw materials and supplies	$88,622	$77,709
Finished goods	1,468	1,274
Ending balance	$90,090	$78,983

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

10.    PENSION AND RETIREMENT PLANS LIABILITIES

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan, a trusteed defined benefit pension plan:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Interest cost	$243	$247	$486	$494
Expected return on plan assets	—	(377)	-	(754)
Amortization of net losses	252	202	505	404
Net periodic benefit cost	$495	$72	$991	$144

During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan, which is expected to be completed in early 2023 and therefore the funded status of the plan is being reported as part of Pension plan liabilities in the accompanying Consolidated Balance Sheets. The Company currently expects to make a final cash contribution of approximately $7.0 million to $8.0 million as part of the termination. As of the plan termination date, the Company will recognize a pre-tax, non-cash settlement charge representing the unamortized net loss in the plan which was approximately $23.0

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

million as of June 30, 2022. The final amount is subject to change based on the actual return on plan assets and the periodic actuarial updates of the net losses in the plan. For the year ending December 31, 2022, the Company is utilizing an expected return on plan assets of zero percent based on the current short-term rates and investment horizon as a result of the expected plan termination.

The Company did not make a cash contribution to this plan during the six months ended June 30, 2022 or June 30, 2021.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading, and are stated at fair value totaling $27.6 million as of June 30, 2022 and $31.7 million as of December 31, 2021. Trading losses related to the SERP assets totaled approximately $2.6 million during the three months ended June 30, 2022, compared to trading gains of approximately $1.6 million during the three months ended June 30, 2021. Trading losses related to the SERP assets totaled approximately $4.1 million during the six months ended June 30, 2022, compared to trading gains of approximately $2.1 million during the six months ended June 30, 2021. The SERP assets are reported in non-current Other assets in the accompanying Consolidated Balance Sheets and changes in the fair value of these assets are reported in the accompanying Consolidated Statements of Operations as compensation cost in Selling, general and administrative expenses.

The SERP liabilities includes participant deferrals net of distributions and are stated at fair value of approximately $24.2 million as of June 30, 2022 and $29.7 million as of December 31, 2021. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Long-term pension and retirement plans liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities represented unrealized losses of approximately $2.5 million during the three months ended June 30, 2022, compared to unrealized gains of approximately $586 thousand during the three months ended June 30, 2021. Changes in the fair value of the SERP liabilities represented unrealized losses of approximately $3.9 million during the six months ended June 30, 2022, compared to unrealized gains of approximately $2.3 million during the six months ended June 30, 2021.

11.    NOTES PAYABLE TO BANKS

The Company has a revolving Credit Agreement with Bank of America and four other lenders which provides for a line of credit of up to $100.0 million, including a $35.0 million letter of credit subfacility, and a $35.0 million swingline subfacility. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company's 100 percent owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries.

During the second quarter of 2022, the Company entered into Amendment No. 6 to Credit Agreement (the “Amendment”). This Amendment (1) extends the termination date for revolving loans from July 26, 2023 to June 22, 2027, (2) replaces LIBOR with the Term SOFR as an interest rate option in connection with revolving loan borrowings and reduces the applicable rate margins by approximately 25.0 basis points at each pricing level, (3) introduces a 1.00% per annum floor for Base Rate borrowings, and (4) permits the issuance of letters of credit in currencies other than U.S. dollars.

The Credit Agreement has three financial covenants when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50.0 million: (i) the consolidated leverage ratio cannot exceed 2.50:1.00 and (ii) the debt service coverage ratio must be equal to or greater than 2.00:1.00; otherwise, the minimum tangible net worth must be greater than or equal to $400.0 million.

As of June 30, 2022, the Company was in compliance with all covenants.

Revolving loans under the amended revolving credit facility bear interest at one of the following two rates at the Company’s election:

●	Term SOFR; plus, a margin ranging from 1.25% to 2.25%, based on a quarterly consolidated leverage ratio calculation, and an additional SOFR Adjustment ranging from 10 to 30 basis points depending upon maturity length; or

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

●	the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s publicly announced, “prime rate,” (c) the Term SOFR plus 1.00%, or (d) 1.00%; in each case plus a margin that ranges from 0.25% to 1.25% based on a quarterly consolidated leverage ratio calculation.

In addition, the Company pays an annual fee ranging from 0.20% to 0.30%, based on a quarterly consolidated leverage ratio calculation, on the unused portion of the credit facility.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.7 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining unamortized balance of $400 thousand at June 30, 2022 is classified as part of non-current Other assets.

As of June 30, 2022, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.3 million; therefore, a total of $83.7 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Interest incurred	$63	$65	$128	$106
Interest paid	80	40	123	82

12.  INCOME TAXES

The Company generally determines its periodic income tax expense or benefit based upon the current period income or loss and the annual estimated tax rate for the Company adjusted for discrete items including changes to prior period estimates. In certain instances, the Company uses the discrete method when it believes the actual year-to-date effective rate provides a more reliable estimate of its income tax rate for the period. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

For the three months ended June 30, 2022, the effective rate reflects a provision of 22.3 percent compared to a provision of 4.8 percent for the comparable period in the prior year. For the six months ended June 30, 2022, the effective rate reflects a provision of 26.0 percent compared to a benefit of 6.2 percent for the comparable period in the prior year. The increase in effective tax rate is primarily due to higher pre-tax income together with an unfavorable permanent adjustment partially offset by incrementally favorable discrete adjustments.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of June 30, 2022 and December 31, 2021:

Fair Value Measurements at June 30, 2022 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$222	$222	$—	$—
Investments measured at net asset value	$27,626

Fair Value Measurements at December 31, 2021 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$197	$197	$—	$—
Investments measured at net asset value	$31,738

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance or investment company. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended June 30, 2022, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at June 30, 2022 and December 31, 2021. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 11. The Company is subject to interest rate risk, to the extent there are outstanding borrowings on the variable component of the interest rate.

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

The Company’s real estate classified as Assets held for sale in the accompanying Consolidated Balance Sheets has been stated at fair value less costs. The fair value measurement was based on observable market data that includes estimated values per square foot involving comparable properties in similar locations. The non-recurring fair value measurement is reflected in the table below:

Fair Value Measurements at June 30, 2022 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$692	$—	$692	$—

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements at December 31, 2021
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$692	$—	$692	$—

14.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2021	$(18,071)	$(2,637)	$(20,708)
Change during the period:
Before-tax amount	—	181	181
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	390	—	390
Total activity for the period	390	181	571
Balance at June 30, 2022	$(17,681)	$(2,456)	$(20,137)
(1)	Reported as part of Selling, general and administrative expenses.

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2020	$(15,181)	$(2,525)	$(17,706)
Change during the period:
Before-tax amount	—	205	205
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	306	—	306
Total activity for the period	306	205	511
Balance at June 30, 2021	$(14,875)	$(2,320)	$(17,195)
(1)	Reported as part of Selling, general and administrative expenses.

15. SUBSEQUENT EVENT

On July 26, 2022, the Board of Directors approved the reinstatement and declaration of a regular quarterly cash dividend of $0.02 per share payable September 9, 2022 to common stockholders of record at the close of business on August 10, 2022.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021 is incorporated herein by reference. In 2022, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the six months ended June 30, 2022, capital expenditures totaled $50.6 million, primarily for capitalized maintenance and upgrades of our existing equipment.

During the second quarter of 2022, revenues of $375.5 million increased by $186.8 million or 98.9 percent compared to the same period in the prior year. The increase in revenues is due to improved pricing and higher customer activity levels as well as a larger fleet of active pressure pumping equipment. International revenues for the second quarter of 2022 decreased 7.5 percent to $6.7 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the future.

Cost of revenues increased primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, maintenance and repairs expenses, employment costs and fuel costs. In addition, these costs increased due to higher market prices for materials and supplies, fuel and other raw materials. Cost of revenues as a percentage of revenues decreased due to leverage of direct costs over higher revenues as well as improved pricing for our services.

Selling, general and administrative expenses increased to $35.9 million in the second quarter of 2022 from $29.4 million in the second quarter of 2021 primarily due to increases in employment costs. Selling, general and administrative expenses decreased from 15.6 percent of revenues in the second quarter of 2021 to 9.6 percent of revenues in the second quarter of 2022 due to leverage of costs that are relatively fixed during the short term over higher revenues.

Income before income taxes was $60.4 million for the three months ended June 30, 2022 compared to a $693 thousand loss before income taxes in the same period of 2021. Diluted earnings per share were $0.22 for the three months ended June 30, 2022 compared to $0.00 per share in the same period of 2021. Despite higher earnings, cash provided by operating activities decreased to $42.9 million for the six months ended June 30, 2022 compared to $54.9 million in the same period of 2021 primarily due to unfavorable changes in working capital from higher business activity levels experienced in the first six months of 2022.

We currently expect capital expenditures to be approximately $150.0 million during 2022 and to be directed primarily towards capitalized maintenance of our existing equipment and selected growth opportunities. In addition, RPC will make $24.0 million of finance lease payments during 2022 for a pressure pumping fleet acquired in 2021, inclusive of a $20.0 million final payment to be made in the third quarter of 2022.

RPC, INC. AND SUBSIDIARIES

Outlook

RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions during 2018 increased by approximately 25 percent compared to 2017, and by approximately five percent in 2019 compared to 2018. Well completions in 2020 decreased by approximately 49 percent compared to 2019 due to the impact of COVID-19. However, well completions in 2021 increased by approximately 33 percent compared to 2020. Well completions for the first six months of 2022 increased 26.3 percent compared to the same period in the prior year.

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,083 during the fourth quarter of 2018. Between the fourth quarter of 2018 and the third quarter of 2020, the drilling rig count fell by 77 percent. During the third quarter of 2020, the U.S. domestic drilling rig count reached the lowest level recorded up to that time. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets resulting from the decline in global oil demand associated with the COVID-19 pandemic which began in the first quarter of 2020. Rig count for the first six months of 2022 increased 59.5 percent compared to the same period in the prior year.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. Following the trough of the most recent oilfield downturn in the second quarter of 2020, the price of oil has risen by more than 298 percent in the second quarter of 2022 compared to the average price of oil in the second quarter of 2020. The price of natural gas has risen by over 300 percent during the same time period. Following a low price of $0.23 per gallon in the second quarter of 2020, the price of benchmark natural gas liquids has risen to $1.26 per gallon in the second quarter of 2022. In addition, oil and gas prices experienced increases beginning in February 2022 due to concerns about potential world-wide supply constraints resulting from the Russian invasion of Ukraine. The price increases in these commodities during the past year are favorable for our business, and RPC believes that they have encouraged our customers to increase drilling and completion activities.

The Russian invasion of Ukraine during the first quarter of 2022 prompted Western European countries to curtail or eliminate their purchases of natural gas from Russia. As a result, the demand for liquified natural gas from the United States increased significantly, which increased the price for natural gas in the United States to its highest level since 2008 and has encouraged additional investment in liquified natural gas production facilities in the United States. These higher prices and additional investments in natural gas infrastructure should encourage RPC’s customers to increase their natural gas-directed exploration and production activities.

The majority of the U.S. domestic rig count remains directed towards oil. In the second quarter of 2022, approximately 79 percent of the U.S. domestic rig count was directed towards oil, unchanged compared to the same period in the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. However, we believe that natural gas-directed drilling has increased and will continue to increase in natural gas-directed basins in the United States due to the current and projected high prices of natural gas. This trend should be favorable for the demand for RPC’s services in these basins.

We continue to monitor the market for our services and the competitive environment, including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets. The growing efficiency with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market. We believe that most of the feasible efficiency gains have been realized, and a number of our smaller competitors have ceased operations. These factors, combined with the increase in drilling and completion activities and the improvement in commodity prices, leads us to believe that the competitive market for our services has improved during the first six months of 2022 and we expect demand will continue to improve during the near term.

RPC, INC. AND SUBSIDIARIES

During the third quarter of 2021, RPC entered into a finance lease arrangement for a new Tier 4 dual-fuel pressure pumping fleet, which immediately went to work at the beginning of the fourth quarter of 2021. We have selectively upgraded our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection. We will continue to monitor current and expected customer activity levels and projected financial returns as we consider activating additional idle equipment during the near term. RPC’s response to our industry’s current higher activity levels and improved service pricing is to maintain and upgrade our fleet of revenue-producing equipment as well as to add new revenue-producing equipment if the projected financial returns of such capital expenditures meet our financial return criteria. The Company is allocating capital to maintain the capacity of its pressure pumping fleet to offset anticipated fleet retirements. RPC is currently refurbishing an existing pressure pumping fleet that will be placed in service in early 2023, and we have ordered a pressure pumping fleet that is projected to be delivered in the first half of 2023.

Results of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Consolidated revenues [in thousands]	$375,507	$188,757	$660,131	$371,367
Revenues by business segment [in thousands]:
Technical	$356,103	$176,119	$622,452	$348,760
Support	19,404	12,638	37,679	22,607

Consolidated operating income (loss) [in thousands]	$60,415	$(1,220)	$83,450	$(11,741)
Operating income (loss) by business segment [in thousands]:
Technical	$59,827	$1,428	$81,638	$(4,334)
Support	3,334	(2,402)	6,114	(5,298)
Corporate	(4,544)	(3,357)	(9,054)	(6,680)
Gain on disposition of assets, net	1,798	3,111	4,752	4,571

Percentage cost of revenues to revenues	69.5%	77.2%	71.2%	78.6%
Percentage selling, general & administrative expenses to revenues	9.6%	15.6%	10.9%	16.2%
Percentage depreciation and amortization expense to revenues	5.4%	9.5%	6.0%	9.6%
Average U.S. domestic rig count	719	453	678	425
Average natural gas price (per thousand cubic feet (mcf))	$7.49	$2.98	$6.09	$3.29
Average oil price (per barrel)	$108.99	$66.6	$102.03	$62.40

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THREE MONTHS ENDED JUNE 30, 2021

Revenues. Revenues of $375.5 million for the three months ended June 30, 2022 increased 98.9 percent compared to the three months ended June 30, 2021. Domestic revenues of $368.8 million increased 103.2 percent for the three months ended June 30, 2022 compared to the same period in the prior year. The increase in revenues was primarily due to improved pricing and higher customer activity levels as well as a larger fleet of active pressure pumping equipment. International revenues of $6.7 million decreased 7.5 percent for the three months ended June 30, 2022 compared to the same period in the prior year.

During the second quarter of 2022, the average price of oil was 63.6 percent higher and the average price of natural gas was 151.3 percent higher, both as compared to the same period in the prior year. Oil and gas prices are higher due to continued strong demand as well as supply constraints worldwide due to the Russian invasion of Ukraine during the first quarter of 2022. The average domestic rig count during the second quarter of 2022 was 58.7 percent higher than the same period in 2021.

The Technical Services segment revenues for the second quarter of 2022 increased by 102.2 percent compared to the same period of the prior year due to higher customer activity levels, improved pricing and a larger fleet of pressure pumping equipment in service. Technical Services reported operating income of $59.8 million during the second quarter of 2022 compared to operating income of $1.4 million in the second quarter of 2021. The Support Services segment revenues for the second quarter of 2022 increased by 53.5 percent compared to the same period in the prior year, primarily due to higher activity levels and improved pricing within rental tools.

RPC, INC. AND SUBSIDIARIES

Support Services reported operating income of $3.3 million for the second quarter of 2022 compared to an operating loss of $2.4 million for the second quarter of 2021.

Cost of revenues. Cost of revenues increased 79.0 percent to $260.9 million for the three months ended June 30, 2022 compared to $145.8 million for the three months ended June 30, 2021. Cost of revenues increased primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, maintenance and repairs expenses, employment costs and fuel costs. In addition, these costs increased due to higher market prices for materials and supplies, fuel and other raw materials. Cost of revenues as a percentage of revenues decreased primarily due to leverage of direct costs over higher revenues as well as improved pricing for our services.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $35.9 million for the three months ended June 30, 2022 compared to $29.4 million for the three months ended June 30, 2021, primarily due to increases in employment related costs. Selling, general and administrative expenses decreased from 15.6 percent of revenues in the second quarter of 2021 to 9.6 percent of revenues in the second quarter of 2022 due to leverage of costs that are relatively fixed during the short term over higher revenues.

Depreciation and amortization. Depreciation and amortization increased 12.3 percent to $20.1 million for the three months ended June 30, 2022, compared to $17.9 million for the three months ended June 30, 2021. Depreciation and amortization increased due to capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $1.8 million for the three months ended June 30, 2022 compared to a gain on disposition of assets, net of $3.1 million for the three months ended June 30, 2021. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $79 thousand for the three months ended June 30, 2022 compared to other income, net of $616 thousand for the same period in the prior year.

Interest expense. Interest expense was $222 thousand for the three months ended June 30, 2022 compared to $103 thousand for the three months ended June 30, 2021. The increase in interest expense is primarily due to interest related to the finance lease that began in the third quarter of 2021. Interest expense also includes facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax provision. Income tax provision was $13.5 million during the three months ended June 30, 2022 compared to $33 thousand for the same period in 2021. The effective tax rate was 22.3 percent for the three months ended June 30, 2022 compared to 4.8 percent for the three months ended June 30, 2021. The increase in the 2022 effective tax rate is primarily due to an increase in pre-tax income coupled with unfavorable permanent adjustments, partially offset by incrementally favorable discrete adjustments.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO SIX MONTHS ENDED JUNE 30, 2021

Revenues. Revenues of $660.1 million for the six months ended June 30, 2022 increased 77.8 percent compared to the six months ended June 30, 2021. Domestic revenues of $644.2 million increased 107.5 percent for the six months ended June 30, 2022 compared to the same period in the prior year. The increase in revenues was due to higher customer activity levels, pricing improvements and a larger fleet of pressure pumping equipment in service. International revenues of $16.0 million decreased 29.3 percent for the six months ended June 30, 2022 compared to the same period in the prior year.

During the first six months of 2022, the average price of oil was 63.5 percent higher and the average price of natural gas was 85.1 percent higher, both as compared to the same period in the prior year. Oil and gas prices are higher due to continued strong demand as well as supply constraints worldwide due to the Russian invasion of Ukraine during the first quarter of 2022. The average domestic rig count during the first six months of 2022 was 59.5 percent higher than the same period in 2021.

The Technical Services segment revenues for the first six months of 2022 increased by 78.5 percent compared to the same period of the prior year due to higher activity levels and improved pricing. Technical Services reported operating income of $81.6 million during the first six months of 2022 compared to an operating loss of $4.3 million during the first six months of 2021. The Support Services segment revenues for the first six months of 2022 increased by 66.7 percent compared to the same period in the prior year,

RPC, INC. AND SUBSIDIARIES

primarily due to higher activity levels for rental tools. Support Services reported operating income of $6.1 million for the first six months of 2022 compared to an operating loss of $5.3 million for the first six months of 2021.

Cost of revenues. Cost of revenues increased 60.9 percent to $469.8 million for the six months ended June 30, 2022 compared to $292.0 million for the six months ended June 30, 2021. Cost of revenues increased primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, maintenance and repairs expenses, employment costs and fuel costs. In addition, these costs increased due to higher market prices for materials and supplies, fuel and other raw materials. Cost of revenues as a percentage of revenues decreased due to the leverage of direct employment costs over higher revenues and a favorable job mix within pressure pumping.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $72.1 million for the six months ended June 30, 2022 compared to $60.0 million for the six months ended June 30, 2021, primarily due to increases in employment related costs including incentive compensation. Selling, general and administrative expenses decreased from 16.2 percent of revenues in the second quarter of 2021 to 10.9 percent of revenues in the second quarter of 2022 due to leverage of costs that are relatively fixed during the short term over higher revenues.

Depreciation and amortization. Depreciation and amortization increased 10.9 percent to $39.6 million for the six months ended June 30, 2022, compared to $35.7 million for the six months ended June 30, 2021. Depreciation and amortization increased due to capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $4.8 million for the six months ended June 30, 2022 compared to a gain on disposition of assets, net of $4.6 million for the six months ended June 30, 2021. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $583 thousand for the six months ended June 30, 2022 compared to other income, net of $1.1 million for the same period in the prior year.

Interest expense. Interest expense was $400 thousand for the six months ended June 30, 2022 compared to $483 thousand for the six months ended June 30, 2021. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest expense for the first six months of 2022 includes interest related to the finance lease that began in the third quarter of 2021.

Income tax provision (benefit). Income tax provision was $21.8 million during the six months ended June 30, 2022 compared to $681 thousand tax benefit for the same period in 2021. The effective provision rate was 26.0 percent for the six months ended June 30, 2022 compared to a 6.2 percent effective benefit rate for the six months ended June 30, 2021. The increase in the 2022 effective tax rate is primarily due an increase in pre-tax income coupled with unfavorable permanent adjustments and discrete adjustments.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents decreased $4.2 million to $78.2 million as of June 30, 2022 compared to cash and cash equivalents of $82.4 million as of December 31, 2021.

The following table sets forth the historical cash flows for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$42,853	$54,866
Net cash used for investing activities	(43,430)	(17,781)
Net cash used for financing activities	(3,623)	(566)

RPC, INC. AND SUBSIDIARIES

Cash provided by operating activities for the six months ended June 30, 2022 was $42.9 million, a decrease of $12.0 million compared to the six months ended June 30, 2021. Cash provided by operating activities for the six months ended June 30, 2022 includes net income of $62.0 million, less an unfavorable change in accounts receivable of $98.8 million, partially offset by favorable changes in other components of our working capital (accounts payable, accrued payroll and taxes receivable) totaling $45.7 million. The net unfavorable changes in working capital were the result of increased business activity levels.

Cash used for investing activities for the six months ended June 30, 2022 increased by $25.6 million compared to the six months ended June 30, 2021, primarily because of an increase in capital expenditures consistent with higher business activity levels.

Cash used for financing activities for the six months ended June 30, 2022 increased by $3.1 million primarily as a result of cash paid for a finance lease initiated in the third quarter of 2021.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2022 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company’s decisions relating to the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not currently expect to utilize our revolving credit facility to meet these liquidity requirements.

The Company currently has a $100.0 million revolving credit facility that matures in June 2027 as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. In the second quarter of 2022, the company further amended the revolving credit facility. Among other matters, the amendment (1) extends the termination date for revolving loans from July 26, 2023 to June 22, 2027, (2) replaces LIBOR with Term SOFR as an interest rate option in connection with revolving loan borrowings and reduces the applicable rate margins by approximately 25.0 basis points at each pricing level, (3) introduces a 1.00% per annum floor for base rate borrowings, (4) permits the issuance of letters of credit in currencies other than U.S. dollars. As of June 30, 2022, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.3 million; therefore, a total of $83.7 million of the facility was available. The Company was in compliance with the credit facility financial covenants as of June 30, 2022. For additional information with respect to RPC’s facility, see Note 11 of the Notes to Consolidated Financial Statements included in this report.

Cash Requirements

The Company currently expects that capital expenditures will be approximately $150.0 million in 2022 and will be directed towards both capitalized maintenance of our existing equipment and selected growth opportunities. The Company is allocating capital to maintain the capacity of its pressure pumping fleet to offset anticipated fleet retirements. RPC is currently refurbishing an existing fleet that will be placed in service in early 2023, and has ordered a pressure pumping fleet expected to be delivered and paid for in the first half of 2023. Also, during the current year, RPC will make $24.0 million of finance lease payments for a pressure pumping fleet acquired in 2021, inclusive of a $20.0 million final payment in the third quarter of 2022. The actual amount of 2022 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

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

During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan which is expected to be completed in early 2023. The Company currently expects to make a final cash contribution of approximately $7.0 million to $8.0 million as part of the termination. The Company did not make a cash contribution to this plan during the six months ended June 30, 2022 or June 30, 2021.

As of June 30, 2022, the Company’s stock buyback program authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors in 2018. No shares have been purchased on the open market during the three months ended June 30, 2022, and 8,248,184 shares remain available to be repurchased under the

RPC, INC. AND SUBSIDIARIES

current authorization. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On July 26, 2022, the Board of Directors approved the reinstatement and declaration of a regular quarterly cash dividend of $0.02 per share payable September 9, 2022 to common stockholders of record at the close of business on August 10, 2022. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide services to the Company’s customers. Beginning in 2018, prices for the raw material comprising the Company’s single largest purchase began to decline due to increased sources of supply of the material, particularly in geographic markets located close to the largest U.S. oil and gas basin. In addition, labor costs declined throughout 2020 due to the significant decline in oilfield activity. However, during 2021 and continuing into 2022, the price of labor has been increasing due to improving oilfield activity and labor shortages caused by the departure of skilled labor from the domestic oilfield industry in prior years.

During 2022, market prices of some raw materials and key equipment components have increased significantly. We have successfully increased the pricing for our equipment and services to cover much of these cost increases, but due to the competitive nature of the oilfield services business, there is no assurance that we will be able to continue to do this successfully in the future.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

In conjunction with the spin-off of its former power boat manufacturing segment conducted through Chaparral Boats, Inc., RPC and Marine Products Corporation (Marine Products) entered into various agreements that define the companies’ relationship. RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $473 thousand for the six months ended June 30, 2022 and $437 thousand for the comparable period in 2021.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $740 thousand for the six months ended June 30, 2022 and $514 thousand for the six months ended June 30, 2021.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. Gary W. Rollins is Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on three months’ notice. The services covered by these agreements include office space, selected administrative services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $52 thousand for each of the six months ended June 30, 2022 and June 30, 2021.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $100 thousand for each of the six months ended June 30, 2022 and June 30, 2021.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include, without limitation, statements regarding: our ability to continue to monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel; the effect of geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the Unites States, the prices of oil and natural gas, and our customers’ drilling and production activities on our financial results; our strategy of utilizing equipment in unconventional basins; our plans to continue to pursue international growth opportunities; our belief that international revenues will continue to be less than ten percent of our consolidated revenues in the future; our expectation that capital expenditures will be approximately $150.0 million during 2022 and will be directed primarily towards capitalized maintenance of our existing equipment and selected growth opportunities; our belief that the statistics regarding well completions are more meaningful indicators of the outlook for our activity levels and revenues; our belief that oil and gas price increases during the past year are favorable for our business and our belief that such price increases have encouraged our customers to increase drilling and completion activities; our belief that higher prices for natural gas and additional investments in natural gas infrastructure should encourage our customers to increase their natural gas-directed exploration and production activities; our belief that oil-directed drilling will remain the majority of domestic drilling and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near-term; our belief that natural gas-directed drilling has increased and will continue to increase in natural gas-directed basins in the United States due to the current and projected high prices of natural gas and that this trend should be favorable for the demand for our services in these basins; our plans to continue to monitor the market for our services and the competitive environment, including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets; our belief that the growing efficiency with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market; our belief that most of the feasible efficiency gains have been realized and that a number of our smaller competitors have ceased operations; our belief that the competitive market for our services will improve during the near term; our plans to continue to selectively upgrade our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection; our plans to continue to monitor current and expected customer activity levels and projected financial returns as we consider activating additional idle equipment during the near term; our plans to allocate capital to maintain the capacity of our pressure pumping fleet to offset anticipated fleet requirements; our plans to refurbish an existing fleet that will be activated in 2023 and our expectations regarding the delivery of a pressure pumping fleet in the first half of 2023; our plans to respond to the industry’s current higher activity levels and improved service pricing by maintaining and upgrading our fleet of revenue-producing equipment as well as adding new revenue-producing equipment if the projected financial returns of such capital expenditures meet our financial return criteria; the strength of our financial condition; expectations about contributions to the defined benefit pension plan in 2022 and thereafter; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong

RPC, INC. AND SUBSIDIARIES

capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our belief that we will not need our revolving credit facility to meet our liquidity requirements; our expectations to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC earnings, financial condition and other relevant factors; estimates made with respect to our critical accounting policies; the effect of new accounting standards; the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition; and the impact of lawsuits, legal proceedings and claims on our financial position and results of operation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of June 30, 2022, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, June 30, 2022 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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
10.1

Amendment No. 6 to Credit Agreement between RPC, the Lenders party thereto, the Subsidiary Loan Parties party thereto and Bank of America, N.A., as Administrative Agent. (incorporated by reference to Exhibit 99 to the Registrant’s Current Report on 8-K filed on June 23, 2022).

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

RPC, INC.

/s/ Ben M. Palmer
Date: July 29, 2022	Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael L. Schmit
Date: July 29, 2022	Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)