Form 10-Q
period 2022-09-30
RPC INC
filed 2022-10-28
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of October 21, 2022, RPC, Inc. had 216,631,140 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(In thousands)

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$35,885	$82,433
Accounts receivable, net of allowance for credit losses of $6,555 in 2022 and $5,717 in 2021	470,000	258,635
Inventories	93,346	78,983
Income taxes receivable	45,466	58,504
Prepaid expenses	6,866	9,773
Assets held for sale	692	692
Other current assets	2,867	2,990
Total current assets	655,122	492,010
Property, plant and equipment, less accumulated depreciation of $790,032 in 2022 and $763,304 in 2021	312,596	254,408
Operating lease right-of-use assets	21,768	24,572
Finance lease right-of-use assets	—	20,327
Goodwill	32,150	32,150
Other assets	33,947	40,898
Total assets	$1,055,583	$864,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$146,569	$74,404
Accrued payroll and related expenses	26,046	15,350
Accrued insurance expenses	4,427	10,129
Accrued state, local and other taxes	6,214	1,905
Income taxes payable	517	656
Pension liabilities	6,429	—
Current portion of operating lease liabilities	6,299	6,387
Current portion of finance lease liabilities	—	20,194
Other accrued expenses	1,743	1,824
Total current liabilities	198,244	130,849
Long-term accrued insurance expenses	8,008	11,770
Long-term pension and retirement plans liabilities	22,128	35,376
Deferred income taxes	31,223	17,749
Long-term operating lease liabilities	16,832	19,719
Other long-term liabilities	5,738	7,111
Total liabilities	282,173	222,574
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 216,631,140 and 215,628,716 shares issued and outstanding in 2022 and 2021, respectively	21,663	21,563
Capital in excess of par value	—	—
Retained earnings	771,779	640,936
Accumulated other comprehensive loss	(20,032)	(20,708)
Total stockholders’ equity	773,410	641,791
Total liabilities and stockholders’ equity	$1,055,583	$864,365

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$459,601	$225,310	$1,119,732	$596,677
COSTS AND EXPENSES:
Cost of revenues	309,790	170,621	779,544	462,633
Selling, general and administrative expenses	38,243	31,446	110,362	91,444
Depreciation and amortization	20,941	18,106	60,501	53,775
Gain on disposition of assets, net	(1,543)	(2,837)	(6,295)	(7,408)
Operating income (loss)	92,170	7,974	175,620	(3,767)
Interest expense	(143)	(1,280)	(543)	(1,763)
Interest income	329	15	472	47
Other (expense) income, net	(67)	448	516	1,571
Income (loss) before income taxes	92,289	7,157	176,065	(3,912)
Income tax provision	22,949	1,891	44,707	1,210
Net income (loss)	$69,340	$5,266	$131,358	$(5,122)
Earnings (loss) per share
Basic	$0.32	$0.02	$0.61	$(0.02)
Diluted	$0.32	$0.02	$0.61	$(0.02)
Dividends paid per share	$0.02	$—	$0.02	$—

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$69,340	$5,266	$131,358	$(5,122)
Other comprehensive income:
Pension adjustment and reclassification adjustment, net of taxes	195	152	585	458
Foreign currency translation	(90)	(239)	91	(34)
Comprehensive income (loss)	$69,445	$5,179	$132,034	$(4,698)

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In thousands)

(Unaudited)

	Nine months ended September 30, 2022
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2021	215,629	$21,563	$—	$640,936	$(20,708)	$641,791
Stock issued for stock incentive plans, net	1,037	104	1,393	—	—	1,497
Stock purchased and retired	(190)	(19)	(1,393)	502	—	(910)
Net income	—	—	—	15,079	—	15,079
Pension adjustment, net of taxes	—	—	—	—	195	195
Foreign currency translation	—	—	—	—	116	116
Balance, March 31, 2022	216,476	$21,648	$—	$656,517	$(20,397)	$657,768
Stock issued for stock incentive plans, net	186	18	1,677	—	—	1,695
Stock purchased and retired	—	—	(1,677)	1,677	—	—
Net income	—	—	—	46,939	—	46,939
Pension adjustment, net of taxes	—	—	—	—	195	195
Foreign currency translation	—	—	—	—	65	65
Balance, June 30, 2022	216,662	$21,666	$—	$705,133	$(20,137)	$706,662
Stock issued for stock incentive plans, net	(31)	(3)	1,575	—	—	1,572
Stock purchased and retired	—	—	(1,575)	1,573	—	(2)
Net income	—	—	—	69,340	—	69,340
Pension adjustment, net of taxes	—	—	—	—	195	195
Foreign currency translation	—	—	—	—	(90)	(90)
Dividends declared	—	—	—	(4,267)
Balance, September 30, 2022	216,631	$21,663	$—	$771,779	$(20,032)	$773,410

	Nine months ended September 30, 2021
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2020	214,951	$21,495	$—	$627,778	$(17,706)	$631,567
Stock issued for stock incentive plans, net	924	93	1,446	—	—	1,539
Stock purchased and retired	(140)	(14)	(1,446)	903	—	(557)
Net loss	—	—	—	(9,662)	—	(9,662)
Pension adjustment, net of taxes	—	—	—	—	153	153
Foreign currency translation	—	—	—	—	136	136
Balance, March 31, 2021	215,735	$21,574	$—	$619,019	$(17,417)	$623,176
Stock issued for stock incentive plans, net	(9)	(1)	1,472	—	—	1,471
Stock purchased and retired	(1)	—	(1,472)	1,463	—	(9)
Net loss	—	—	—	(726)	—	(726)
Pension adjustment, net of taxes	—	—	—	—	153	153
Foreign currency translation	—	—	—	—	69	69
Balance, June 30, 2021	215,725	$21,573	$—	$619,756	$(17,195)	$624,134
Stock issued for stock incentive plans, net	(82)	(9)	1,480	—	—	1,471
Stock purchased and retired	—	—	(1,480)	1,479	—	(1)
Net income	—	—	—	5,266	—	5,266
Pension adjustment, net of taxes	—	—	—	—	152	152
Foreign currency translation	—	—	—	—	(239)	(239)
Balance, September 30, 2021	215,643	$21,564	$—	$626,501	$(17,282)	$630,783

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$131,358	$(5,122)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	61,352	53,754
Stock-based compensation expense	4,764	4,481
Gain on disposition of assets, net	(6,295)	(7,408)
Deferred income tax provision (benefit)	13,284	(4,385)
(Increase) decrease in assets:
Accounts receivable	(211,375)	(71,702)
Income taxes receivable	13,038	31,922
Inventories	(14,708)	3,044
Prepaid expenses	2,907	4,754
Other current assets	(83)	140
Other non-current assets	6,393	(982)
Increase (decrease) in liabilities:
Accounts payable	42,700	17,562
Income taxes payable	(139)	(426)
Accrued payroll and related expenses	10,759	(1,282)
Accrued insurance expenses	(5,702)	1,066
Accrued state, local and other taxes	4,309	1,815
Other accrued expenses	(2,804)	(2,575)
Pension and retirement plans liabilities	(6,044)	(1,526)
Long-term accrued insurance expenses	(3,762)	1,830
Other long-term liabilities	976	1,456
Net cash provided by operating activities	40,928	26,416
INVESTING ACTIVITIES
Capital expenditures	(90,227)	(44,925)
Proceeds from sale of assets	11,572	15,811
Net cash used for investing activities	(78,655)	(29,114)

FINANCING ACTIVITIES
Payment of dividends	(4,267)	—
Cash paid for common stock purchased and retired	(912)	(567)
Cash paid for finance lease	(3,642)	(396)
Net cash used for financing activities	(8,821)	(963)

Net decrease in cash and cash equivalents	(46,548)	(3,661)
Cash and cash equivalents at beginning of period	82,433	84,496
Cash and cash equivalents at end of period	$35,885	$80,835

Supplemental cash flows disclosure:
Income taxes payment (refund), net	$18,615	$(25,435)
Interest paid	$127	$124
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$13,912	$6,077

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

2. RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards:

●	ASU No. 2020-04 — Reference Rate Reform (Topic 848): The amendments in this ASU provide optional guidance for a limited time to ease the impact of the reference rate reform on financial reporting. The amendments, which are elective, provide expedients to contract modifications, affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (LIBOR) or other reference rate that is expected to be discontinued due to reference rate reform. In the second quarter of 2022, the Company adopted these provisions as part of the Amendment No. 6 to its Credit Agreement (see note 11) wherein LIBOR was replaced with the Term Secured Overnight Financing Rate (SOFR). Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

●	ASU No. 2021-08: Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: The amendments in this ASU address diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination, by adopting guidance requiring an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer would recognize and measure the acquired contract assets and contract liabilities in the same manner that they were recognized and measured in the acquiree's financial statements before the acquisition. The Company plans to adopt these provisions prospectively to business combinations occurring after January 1, 2023 and does not expect adoption to have a material impact on its consolidated financial statements.

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

	September 30,	December 31,
(in thousands)	2022	2021
Unbilled trade receivables	$140,908	$50,370

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

	Three months ended		Nine months ended
	September 30		September 30
(in thousands)	2022	2021	2022	2021
Net income (loss) available for stockholders:	$69,340	$5,266	$131,358	$(5,122)
Less: Adjustments for earnings attributable to participating securities	(1,041)	(65)	(1,910)	—
Net income (loss) used in calculating earnings per share	$68,299	$5,201	$129,448	$(5,122)

Weighted average shares outstanding (including participating securities)	216,647	215,677	216,485	215,648
Adjustment for participating securities	(3,288)	(2,649)	(3,163)	(2,665)
Shares used in calculating basic and diluted earnings per share	213,359	213,028	213,322	212,983

5.    STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others incentive and non-qualified stock options and restricted shares. As of September 30, 2022, there were 2,033,715 shares available for grant.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-based employee compensation expense was as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Pre-tax expense	$1,572	$1,471	$4,764	$4,481
After tax expense	$1,145	$1,103	$3,554	$3,360

Restricted Stock

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2022:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2022	2,619,691	$7.89
Granted	1,254,276	6.72
Vested	(507,918)	11.87
Forfeited	(93,931)	6.31
Non-vested shares at September 30, 2022	3,272,118	$6.87

The total fair value of shares vested was $2.8 million during the nine months ended September 30, 2022 and $1.8 million during the nine months ended September 30, 2021. Excess tax benefits or deficits realized from tax compensation deductions in excess of, or lower than, compensation expense are recorded as either a beneficial or detrimental discrete income tax adjustment. This was a detrimental adjustment of $655,000 for the nine months ended September 30, 2022 and a detrimental adjustment of $1,164,000 for the nine months ended September 30, 2021.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Technical Services:
Pressure Pumping	$257,933	$96,322	$572,472	$243,401
Downhole Tools	102,831	61,979	273,828	177,209
Coiled Tubing	37,407	26,733	100,572	61,900
Nitrogen	10,335	8,996	28,727	28,195
Snubbing	7,100	3,748	20,337	10,685
All other	20,169	14,064	62,291	39,212
Total Technical Services	$435,775	$211,842	$1,058,227	$560,602

Support Services:
Rental Tools	$17,880	$8,545	$45,257	$23,126
All other	5,946	4,923	16,248	12,949
Total Support Services	$23,826	$13,468	$61,505	$36,075

Total revenues	$459,601	$225,310	$1,119,732	$596,677

The following summarizes revenues for the United States and separately for all international locations combined for the three and nine months ended September 30, 2022 and 2021. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
United States revenues	$450,359	$217,711	$1,094,528	$572,170
International revenues	9,242	7,599	25,204	24,507
Total revenues	$459,601	$225,310	$1,119,732	$596,677

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information with respect RPC’s reportable segments for the three and nine months ended September 30, 2022 and 2021 are shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Revenues:
Technical Services	$435,775	$211,842	$1,058,227	$560,602
Support Services	23,826	13,468	61,505	36,075
Total revenues	$459,601	$225,310	$1,119,732	$596,677
Operating income (loss):
Technical Services	$89,455	$8,272	$171,093	$3,938
Support Services	5,278	(55)	11,392	(5,353)
Corporate expenses	(4,106)	(3,080)	(13,160)	(9,760)
Gain on disposition of assets, net	1,543	2,837	6,295	7,408
Total operating income (loss)	$92,170	$7,974	$175,620	$(3,767)
Interest expense	(143)	(1,280)	(543)	(1,763)
Interest income	329	15	472	47
Other (expense) income, net	(67)	448	516	1,571
Income (loss) before income taxes	$92,289	$7,157	$176,065	$(3,912)

As of and for the nine months ended	Technical	Support
September 30, 2022	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$53,002	$7,346	$153	$60,501
Capital expenditures	79,828	9,558	841	90,227
Identifiable assets	836,310	79,546	139,727	1,055,583

As of and for the nine months ended	Technical	Support
September 30, 2021	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$46,341	$7,232	$202	$53,775
Capital expenditures	38,794	5,436	695	44,925
Identifiable assets	556,385	74,135	196,120	826,640

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Nine months ended September 30,	2022	2021
(in thousands)
Beginning balance	$6,765	$4,815
Provision for current expected credit losses	1,484	3,848
Write-offs	(1,708)	(1,330)
Recoveries collected (net of expenses)	14	9
Ending balance	$6,555	$7,342

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

	September 30,	December 31,
(in thousands)	2022	2021
Raw materials and supplies	$92,028	$77,709
Finished goods	1,318	1,274
Ending balance	$93,346	$78,983

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

10.    PENSION AND RETIREMENT PLANS LIABILITIES

The following represents the net periodic benefit cost and related components of the Company’s multiple employer Retirement Income Plan, a trusteed defined benefit pension plan:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Interest cost	$243	$247	$729	$741
Expected return on plan assets	—	(378)	-	(1,132)
Amortization of net losses	253	202	758	606
Net periodic benefit cost	$496	$71	$1,487	$215

During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan, which is expected to be completed in early 2023 and therefore the funded status of the plan is being reported as part of Pension liabilities in the accompanying Consolidated Balance Sheets. The Company currently expects to make a final cash contribution of approximately $8.0 million to $9.0 million in connection with the plan termination. As of the plan termination date, the Company will recognize a pre-tax, non-cash settlement charge representing the unamortized net loss in the plan which was approximately

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$22.7 million as of September 30, 2022. The final amount is subject to change based on the actual return on plan assets and the periodic actuarial updates of the net losses in the plan. For the year ending December 31, 2022, the Company is utilizing an expected return on plan assets of zero percent based on the current short-term rates and investment horizon as a result of the expected plan termination.

The Company did not make a cash contribution to this plan during the nine months ended September 30, 2022 or September 30, 2021.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (“SERP”). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading, and are stated at fair value totaling $26.6 million as of September 30, 2022 and $31.7 million as of December 31, 2021. Trading losses related to the SERP assets totaled approximately $1.1 million during the three months ended September 30, 2022, compared to trading gains of approximately $407 thousand during the three months ended September 30, 2021. Trading losses related to the SERP assets totaled approximately $5.2 million during the nine months ended September 30, 2022, compared to trading gains of approximately $2.5 million during the nine months ended September 30, 2021. The SERP assets are reported in non-current Other assets in the accompanying Consolidated Balance Sheets and changes in the fair value of these assets are reported in the accompanying Consolidated Statements of Operations as compensation cost in Selling, general and administrative expenses.

The SERP liabilities includes participant deferrals net of distributions and are stated at fair value of approximately $22.1 million as of September 30, 2022 and $29.7 million as of December 31, 2021. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Long-term pension and retirement plans liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities represented unrealized losses of approximately $1.0 million during the three months ended September 30, 2022, compared to unrealized gains of approximately $502 thousand during the three months ended September 30, 2021. Changes in the fair value of the SERP liabilities represented unrealized losses of approximately $4.9 million during the nine months ended September 30, 2022, compared to unrealized gains of approximately $2.8 million during the nine months ended September 30, 2021.

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

During the second quarter of 2022, the Company entered into Amendment No. 6 to its Credit Agreement (the “Amendment”). This Amendment (1) extends the termination date for revolving loans from July 26, 2023 to June 22, 2027, (2) replaces LIBOR with the Term SOFR as an interest rate option in connection with revolving loan borrowings and reduces the applicable rate margins by approximately 25.0 basis points at each pricing level, (3) introduces a 1.00% per annum floor for Base Rate borrowings, and (4) permits the issuance of letters of credit in currencies other than U.S. dollars.

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

As of September 30, 2022, the Company was in compliance with all covenants.

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

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.7 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining unamortized balance of $348 thousand at September 30, 2022 is classified as part of non-current Other assets.

As of September 30, 2022, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.3 million; therefore, a total of $83.7 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Interest incurred	$60	$86	$188	$192
Interest paid	4	42	127	124

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

For the three months ended September 30, 2022, the effective rate reflects a provision of 24.9 percent compared to a provision of 26.4 percent for the comparable period in the prior year. For the nine months ended September 30, 2022, the effective rate reflects a provision of 25.4 percent compared to a provision of 30.9 percent for the comparable period in the prior year. For the quarter ended September 30, 2022 the decrease in effective tax rate is primarily related to an increase in pretax income coupled with favorable changes in permanent differences and discrete items.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of September 30, 2022 and December 31, 2021:

Fair Value Measurements at September 30, 2022 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$224	$224	$—	$—
Investments measured at net asset value	$26,551

Fair Value Measurements at December 31, 2021 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$197	$197	$—	$—
Investments measured at net asset value	$31,738

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance or investment company. Significant observable inputs, in addition to quoted market prices, were used to value the equity securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended September 30, 2022, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at September 30, 2022 and December 31, 2021. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 11. The Company is subject to interest rate risk, to the extent there are outstanding borrowings on the variable component of the interest rate.

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

The Company’s real estate classified as Assets held for sale in the accompanying Consolidated Balance Sheets has been stated at fair value less costs. The fair value measurement was based on observable market data that includes estimated values per square foot involving comparable properties in similar locations. The non-recurring fair value measurement is reflected in the table below:

Fair Value Measurements at September 30, 2022 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$692	$—	$692	$—

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements at December 31, 2021
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Assets held for sale	$692	$—	$692	$—

14.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive (loss) income consists of the following (in thousands):

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2021	$(18,071)	$(2,637)	$(20,708)
Change during the period:
Before-tax amount	—	91	91
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	585	—	585
Total activity for the period	585	91	676
Balance at September 30, 2022	$(17,486)	$(2,546)	$(20,032)
(1)	Reported as part of Selling, general and administrative expenses.

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2020	$(15,181)	$(2,525)	$(17,706)
Change during the period:
Before-tax amount	—	(34)	(34)
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	458	—	458
Total activity for the period	458	(34)	424
Balance at September 30, 2021	$(14,723)	$(2,559)	$(17,282)
(1)	Reported as part of Selling, general and administrative expenses.

15. SUBSEQUENT EVENT

On October 25, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.02 per share payable December 9, 2022 to common stockholders of record at the close of business on November 10, 2022.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021 is incorporated herein by reference. In 2022, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the nine months ended September 30, 2022, capital expenditures totaled $90.2 million, primarily for capitalized maintenance and upgrades of our existing equipment.

During the third quarter of 2022, revenues of $459.6 million increased by $234.3 million or 104.0 percent compared to the same period in the prior year. The increase in revenues is due to improved pricing, higher customer activity levels and a larger active fleet of revenue-producing equipment. International revenues for the third quarter of 2022 increased 21.6 percent to $9.2 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the future.

Cost of revenues increased primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, maintenance and repairs expenses, employment costs and fuel costs. In addition, these costs increased due to higher market prices for materials and supplies, fuel and other raw materials. Cost of revenues as a percentage of revenues decreased due to improved pricing for our services and leverage of employment costs.

Selling, general and administrative expenses increased to $38.2 million in the third quarter of 2022 from $31.4 million in the third quarter of 2021 primarily due to increases in variable employment compensation costs. Selling, general and administrative expenses decreased from 14.0 percent of revenues in the third quarter of 2021 to 8.3 percent of revenues in the third quarter of 2022 due to leverage of costs that are relatively fixed during the short term over higher revenues.

Income before income taxes was $92.3 million for the three months ended September 30, 2022 compared to $7.2 million during the same period of 2021. Diluted earnings per share were $0.32 for the three months ended September 30, 2022 compared to $0.02 per share in the same period of 2021. Cash provided by operating activities increased to $40.9 million for the nine months ended September 30, 2022 compared to $26.4 million in the same period of 2021 primarily due to a significant increase in earnings, partially offset by unfavorable changes in working capital from higher business activity levels experienced in the first nine months of 2022.

We currently expect capital expenditures to be approximately $150.0 million during 2022 and to be directed primarily towards capitalized maintenance of our existing equipment and selected growth opportunities. In addition, finance lease payments of approximately of $24.3 million have or will be made during 2022 for a pressure pumping fleet we began operating in 2021, inclusive of an approximately $20.0 million final payment to be made in the fourth quarter of 2022.

RPC, INC. AND SUBSIDIARIES

Outlook

RPC monitors rig count efficiencies and well completion trends because the majority of our services are directed toward well completions. Improvements in drilling rig efficiencies have increased the number of potential well completions for a given drilling rig count; therefore, the statistics regarding well completions are more meaningful indicators of the outlook for RPC’s activity levels and revenues. Annual well completions during 2018 increased by approximately 25 percent compared to 2017, and by approximately five percent in 2019 compared to 2018. Well completions in 2020 decreased by approximately 49 percent compared to 2019 due to the impact of COVID-19. However, well completions in 2021 increased by approximately 33 percent compared to 2020. Well completions for the first nine months of 2022 increased 24.5 percent compared to the same period in the prior year.

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,083 during the fourth quarter of 2018. Between the fourth quarter of 2018 and the third quarter of 2020, the drilling rig count fell by 77 percent. During the third quarter of 2020, the U.S. domestic drilling rig count reached the lowest level recorded up to that time. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets resulting from the decline in global oil demand associated with the COVID-19 pandemic which began in the first quarter of 2020. Rig count for the first nine months of 2022 increased 56.7 percent compared to the same period in the prior year.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. Following the trough of the most recent oilfield downturn in the second quarter of 2020, the price of oil has risen by more than 250 percent in the third quarter of 2022 compared to the average price of oil in the second quarter of 2020. The price of natural gas has risen by over 300 percent during the same time period. Following a low price of $0.23 per gallon in the first quarter of 2020, the price of benchmark natural gas liquids has risen to $1.08 per gallon in the third quarter of 2022. In addition, oil and gas prices experienced increases beginning in February 2022 due to concerns about potential world-wide supply constraints resulting from the Russian invasion of Ukraine. The price increases in these commodities during the past year are favorable for our business, and RPC believes that they have encouraged our customers to increase drilling and completion activities.

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

The majority of the U.S. domestic rig count remains directed towards oil. In the third quarter of 2022, approximately 79 percent of the U.S. domestic rig count was directed towards oil, unchanged compared to the same period in the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. However, we believe that natural gas-directed drilling has increased and will continue to increase in natural gas-directed basins in the United States due to the current and projected high prices of natural gas. This trend should be favorable for the demand for RPC’s services in these basins.

We continue to monitor the market for our services and the competitive environment, including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets. The growing efficiency with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market. We believe that most of the feasible efficiency gains have been realized, and a number of our smaller competitors have ceased operations. These factors, combined with the increase in drilling and completion activities and the improvement in commodity prices, leads us to believe that the competitive market for our services has improved during the first nine months of 2022 and we expect demand will continue to improve during the near term.

RPC, INC. AND SUBSIDIARIES

During the third quarter of 2022, RPC continued to make payments under a finance lease arrangement for a new Tier 4 dual-fuel pressure pumping fleet, which immediately went to work at the beginning of the fourth quarter of 2021. We have selectively upgraded our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection. We will continue to monitor current and expected customer activity levels and projected financial returns as we consider activating additional idle equipment during the near term. RPC’s response to our industry’s current higher activity levels and improved service pricing is primarily to maintain and upgrade our current fleet capacity of revenue-producing equipment. We will remain highly disciplined about adding new revenue-producing equipment capacity and will only when we believe the projected financial returns of such capital expenditures meet our financial return criteria. The Company is allocating capital in the coming quarter to maintain the capacity of its pressure pumping fleet to offset anticipated future fleet retirements. Consistent with this strategy, RPC is currently refurbishing an existing pressure pumping fleet that will be placed in service in early 2023, and we have ordered a pressure pumping fleet that is projected to be delivered in the first half of 2023.

Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Consolidated revenues [in thousands]	$459,601	$225,310	$1,119,732	$596,677
Revenues by business segment [in thousands]:
Technical	$435,775	$211,842	$1,058,227	$560,602
Support	23,826	13,468	61,505	36,075

Consolidated operating income (loss) [in thousands]	$92,170	$7,974	$175,620	$(3,767)
Operating income (loss) by business segment [in thousands]:
Technical	$89,455	$8,272	$171,093	$3,938
Support	5,278	(55)	11,392	(5,353)
Corporate	(4,106)	(3,080)	(13,160)	(9,760)
Gain on disposition of assets, net	1,543	2,837	6,295	7,408

Percentage cost of revenues to revenues	67.4%	75.7%	69.6%	77.5%
Percentage selling, general & administrative expenses to revenues	8.3%	14.0%	9.9%	15.3%
Percentage depreciation and amortization expense to revenues	4.6%	8.0%	5.4%	9.0%
Average U.S. domestic rig count	761	500	705	425
Average natural gas price (per thousand cubic feet (mcf))	$8.0	$4.4	$6.7	$3.3
Average oil price (per barrel)	$92.8	$70.5	$99.0	$62.4

THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2021

Revenues. Revenues of $459.6 million for the three months ended September 30, 2022 increased 104.0 percent compared to the three months ended September 30, 2021. Domestic revenues of $450.4 million increased 22.1 percent for the three months ended September 30, 2022 compared to the same period in the prior year. The increase in revenues was primarily due to improved pricing, higher customer activity levels and a larger active fleet of pressure pumping equipment. International revenues of $9.2 million increased 21.6 percent for the three months ended September 30, 2022 compared to the same period in the prior year.

During the third quarter of 2022, the average price of oil was 31.6 percent higher and the average price of natural gas was 82.9 percent higher, both as compared to the same period in the prior year. Oil and gas prices are higher due to continued strong demand as well as supply constraints worldwide due to the Russian invasion of Ukraine during the first quarter of 2022. The average domestic rig count during the third quarter of 2022 was 52.2 percent higher than the same period in 2021.

The Technical Services segment revenues for the third quarter of 2022 increased by 105.7 percent compared to the same period of the prior year due to higher customer activity levels, improved pricing and a larger fleet of pressure pumping equipment in service. Technical Services reported operating income of $89.5 million during the third quarter of 2022 compared to operating income of $8.3 million in the third quarter of 2021. The Support Services segment revenues for the third quarter of 2022 increased by 76.9 percent compared to the same period in the prior year, primarily due to higher activity levels and improved pricing within rental tools. Support

RPC, INC. AND SUBSIDIARIES

Services reported operating income of $5.3 million for the third quarter of 2022 compared to an operating loss of $55 thousand for the third quarter of 2021.

Cost of revenues. Cost of revenues increased 81.6 percent to $309.8 million for the three months ended September 30, 2022 compared to $170.6 million for the three months ended September 30, 2021. Cost of revenues increased primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, maintenance and repairs expenses, employment costs and fuel costs. In addition, these costs increased due to higher market prices for materials and supplies, fuel and other raw materials. Cost of revenues, as a percentage of revenues, decreased from 75.7 percent in the third quarter of 2021 to 67.4 percent in the third quarter of 2022 primarily due to improved pricing for our services and leverage of employment costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $38.2 million for the three months ended September 30, 2022 compared to $31.4 million for the three months ended September 30, 2021, primarily due to increases in variable incentive compensation costs consistent with improved operating results. Selling, general and administrative expenses, as a percentage of revenues, decreased from 14.0 percent in the third quarter of 2021 to 8.3 percent in the third quarter of 2022 due to leverage of costs that are relatively fixed during the short term over higher revenues.

Depreciation and amortization. Depreciation and amortization increased 15.7 percent to $20.9 million for the three months ended September 30, 2022, compared to $18.1 million for the three months ended September 30, 2021. Depreciation and amortization increased due to capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $1.5 million for the three months ended September 30, 2022 compared to a gain on disposition of assets, net of $2.8 million for the three months ended September 30, 2021. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other (expense) income, net. Other expense, net was $67 thousand for the three months ended September 30, 2022 compared to other income, net of $448 thousand for the same period in the prior year.

Interest expense. Interest expense was $143 thousand for the three months ended September 30, 2022 compared to $1.3 million for the three months ended September 30, 2021. The decrease in interest expense is primarily due to interest expense related to the settlement of a legal dispute with a supplier in the third quarter of 2021. Interest expense also includes facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax provision. Income tax provision was $22.9 million during the three months ended September 30, 2022 compared to $1.9 million tax provision for the same period in 2021. The effective tax rate was 24.9 percent for the three months ended September 30, 2022 compared to a 26.4 percent effective benefit rate for the three months ended September 30, 2021. The increase in income tax provision is mainly related to an increase in pretax income for the quarter ended September 30, 2022. In addition, this is what created a decrease in the effective tax rate by diluting the impact the unfavorable permanent and discrete adjustments had on the rate.

NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2021

Revenues. Revenues of $1.1 billion for the nine months ended September 30, 2022 increased 87.7 percent compared to the nine months ended September 30, 2021. Domestic revenues of $1.1 billion increased 87.7 percent for the nine months ended September 30, 2022 compared to the same period in the prior year. The increase in revenues was due to higher customer activity levels, pricing improvements and a larger fleet of pressure pumping equipment in service. International revenues of $25.2 million increased 2.8 percent for the nine months ended September 30, 2022 compared to the same period in the prior year.

During the first nine months of 2022, the average price of oil was 52.1 percent higher and the average price of natural gas was 84.3 percent higher, both as compared to the same period in the prior year. Oil and gas prices are higher due to continued strong demand as well as supply constraints worldwide due to the Russian invasion of Ukraine during the first quarter of 2022. The average domestic rig count during the first nine months of 2022 was 56.7 percent higher than the same period in 2021.

The Technical Services segment revenues for the first nine months of 2022 increased by 88.8 percent compared to the same period of the prior year due to higher activity levels and improved pricing. Technical Services reported operating income of $171.1 million during the first nine months of 2022 compared to operating income of $3.9 million during the first nine months of 2021. The Support Services segment revenues for the first nine months of 2022 increased by 70.5 percent compared to the same period in the

RPC, INC. AND SUBSIDIARIES

prior year, primarily due to higher activity levels for rental tools. Support Services reported operating income of $5.3 million for the first nine months of 2022 compared to an operating loss of $5.4 million for the first nine months of 2021.

Cost of revenues. Cost of revenues increased 68.5 percent to $779.5 million for the nine months ended September 30, 2022 compared to $462.6 million for the nine months ended September 30, 2021. Cost of revenues increased primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, maintenance and repairs expenses, employment costs and fuel costs. In addition, these costs increased due to higher market prices for materials and supplies, fuel and other raw materials. Cost of revenues as a percentage of revenues decreased from 77.5 percent in the nine months ended September 30, 2021 to 69.6 percent in the nine months ended September 30, 2022 due to the leverage of direct employment costs over higher revenues and a favorable job mix within pressure pumping.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $110.4 million for the nine months ended September 30, 2022 compared to $91.4 million for the nine months ended September 30, 2021, primarily due to increases in employment related costs including variable incentive compensation costs consistent with improved operating results. Selling, general and administrative expenses, as a percentage of revenues, decreased from 15.3 percent in the nine months ended September 30, 2021 to 9.9 percent in the nine months ended September 30, 2022 due to leverage of costs that are relatively fixed during the short term over higher revenues.

Depreciation and amortization. Depreciation and amortization increased 12.5 percent to $65.5 million for the nine months ended September 30, 2022, compared to $53.8 million for the nine months ended September 30, 2021. Depreciation and amortization increased due to capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $6.3 million for the nine months ended September 30, 2022 compared to a gain on disposition of assets, net of $7.4 million for the nine months ended September 30, 2021. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $516 thousand for the nine months ended September 30, 2022 compared to other income, net of $1.6 million for the same period in the prior year.

Interest expense. Interest expense was $543 thousand for the nine months ended September 30, 2022 compared to $1.8 million for the nine months ended September 30, 2021. Interest expense for the first nine months of 2021 was unusually high, primarily due to interest expense related to the settlement of a legal dispute with a supplier coupled with interest charged in connection with resolution of a state well servicing audit. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs.

Income tax provision. Income tax provision was $44.7 million during the nine months ended September 30, 2022 compared to $1.2 million tax provision for the same period in 2021. The effective provision rate was 25.4 percent for the nine months ended September 30, 2022 compared to a 30.9 percent effective provision rate for the nine months ended September 30, 2021. The increase in income tax provision is mainly related to an increase in pretax income for the nine months ended September 30, 2022. In addition, this is what created a decrease in the effective tax rate by diluting the impact the unfavorable permanent and discrete adjustments had on the rate.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents decreased $46.5 million to $35.9 million as of September 30, 2022 compared to cash and cash equivalents of $82.4 million as of December 31, 2021. This decrease is primarily due to an increase in working capital needs to support higher business level activities, coupled with capital expenditures in the first nine months of 2022.

The following table sets forth the historical cash flows for the nine months ended September 30, 2022 and 2021:

RPC, INC. AND SUBSIDIARIES

	Nine months ended September 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$40,928	$26,416
Net cash used for investing activities	(78,655)	(29,114)
Net cash used for financing activities	(8,821)	(963)

Cash provided by operating activities for the nine months ended September 30, 2022 increased by $14.5 million compared to the nine months ended September 30, 2021. Cash provided by operating activities for the nine months ended September 30, 2022 includes net income of $131.4 million, less an unfavorable change in accounts receivable of $211.4 million, partially offset by favorable changes in other components of our working capital (accounts payable, accrued payroll and taxes receivable) totaling $66.5 million. The net unfavorable changes in working capital were the result of increased business activity levels.

Cash used for investing activities for the nine months ended September 30, 2022 increased by $49.5 million compared to the nine months ended September 30, 2021, primarily due to an increase in capital expenditures consistent with higher business activity levels and an environment of improved pricing for our services.

Cash used for financing activities for the nine months ended September 30, 2022 increased by $7.9 million primarily due to reinstatement of cash dividends paid to common stockholders in the third quarter of 2022, coupled with cash paid for a finance lease initiated in the third quarter of 2021.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2022 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company’s decisions relating to the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not currently expect to utilize our revolving credit facility to meet these liquidity requirements.

The Company currently has a $100.0 million revolving credit facility that matures in June 2027 as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. In the second quarter of 2022, the company further amended the revolving credit facility. Among other matters, the amendment (1) extends the termination date for revolving loans from July 26, 2023 to June 22, 2027, (2) replaces LIBOR with Term SOFR as an interest rate option in connection with revolving loan borrowings and reduces the applicable rate margins by approximately 25.0 basis points at each pricing level, (3) introduces a 1.00% per annum floor for base rate borrowings, (4) permits the issuance of letters of credit in currencies other than U.S. dollars. As of September 30, 2022, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.3 million; therefore, a total of $83.7 million of the facility was available. The Company was in compliance with the credit facility financial covenants as of September 30, 2022. For additional information with respect to RPC’s facility, see Note 11 of the Notes to Consolidated Financial Statements included in this report.

Cash Requirements

The Company currently expects that capital expenditures will be approximately $150.0 million in 2022 and will be directed towards both capitalized maintenance of our existing equipment and selected growth opportunities. The Company is allocating capital to maintain the capacity of its pressure pumping fleet to offset anticipated future fleet retirements. RPC is currently refurbishing an existing fleet that will be placed in service in early 2023, and has ordered a pressure pumping fleet expected to be delivered and paid for in the first half of 2023. Also, during the current year, RPC has continued to make payments for a pressure pumping equipment acquired under finance lease acquired in 2021. Total finance lease payments in 2022 will total approximately $24.3 million, with approximately $20.0 million outstanding as of September 30, 2022, which is expected to be paid in the fourth quarter of 2022. The actual amount of 2022 capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are reasonably estimable. There are issues

RPC, INC. AND SUBSIDIARIES

that could result in unfavorable outcomes that cannot be currently estimated. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan which is expected to be completed in early 2023. The Company currently expects to make a final cash contribution of approximately $8.0 million to $9.0 million as part of the termination. The Company did not make a cash contribution to this plan during the nine months ended September 30, 2022 or September 30, 2021.

As of September 30, 2022, the Company’s stock buyback program authorizes the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors in 2018. No shares were purchased on the open market during the three months ended September 30, 2022, and 8,248,184 shares remain available to be repurchased under the current authorization. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On October 25, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.02 per share payable December 9, 2022 to common stockholders of record at the close of business on November 10, 2022. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide services to the Company’s customers. Beginning in 2018, prices for the raw material comprising the Company’s single largest purchase began to decline due to increased sources of supply of the material, particularly in geographic markets located close to the largest U.S. oil and gas basin. In addition, labor costs declined throughout 2020 due to the significant decline in oilfield activity. However, during 2021 and continuing into 2022, the price of labor and raw materials have been increasing due to improving oilfield activity and labor shortages caused by the departure of skilled labor from the domestic oilfield industry in prior years.

During 2022, market prices of some raw materials and key equipment components have increased significantly and availability has been challenged. We have successfully increased the pricing for our equipment and services to cover much of these cost increases, but due to the competitive nature of the oilfield services business, there is no assurance that we will be able to continue to do this successfully in the future.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

In conjunction with the spin-off of its former power boat manufacturing segment conducted through Chaparral Boats, Inc., RPC and Marine Products Corporation (Marine Products) entered into various agreements that define the companies’ relationship. RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $682 thousand for the nine months ended September 30, 2022 and $670 thousand for the comparable period in 2021.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1.3 million for the nine months ended September 30, 2022 and $751 thousand for the nine months ended September 30, 2021.

RPC, INC. AND SUBSIDIARIES

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. Gary W. Rollins is Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on three months’ notice. The services covered by these agreements include office space, selected administrative services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $62 thousand for the nine months ended September 30, 2022 and $78 thousand for the nine months ended September 30, 2021.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $150 thousand for each of the nine months ended September 30, 2022 and September 30, 2021.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include, without limitation, statements regarding: our ability to continue to monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel; the effect of geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities on our financial results; our strategy of utilizing equipment in unconventional basins; our plans to continue to pursue international growth opportunities; our belief that international revenues will continue to be less than ten percent of our consolidated revenues in the future; our expectation that capital expenditures will be approximately $150.0 million during 2022 and will be directed primarily towards capitalized maintenance of our existing equipment and selected growth opportunities; our belief that the statistics regarding well completions are more meaningful indicators of the outlook for our activity levels and revenues; our belief that the current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity; our belief that oil and gas price increases during the past year are favorable for our business and our belief that such price increases have encouraged our customers to increase drilling and completion activities; our belief that higher prices for natural gas and additional investments in natural gas infrastructure should encourage our customers to increase their natural gas-directed exploration and production activities; our belief that oil-directed drilling will remain the majority of domestic drilling and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near-term; our belief that natural gas-directed drilling has increased and will continue to increase in natural gas-directed basins in the United States due to the current and projected high prices of natural gas and that this trend should be favorable for the demand for our services in these basins; our plans to continue to monitor the market for our services and the competitive environment,

RPC, INC. AND SUBSIDIARIES

including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets; our belief that the growing efficiency with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market; our belief that most of the feasible efficiency gains have been realized and that a number of our smaller competitors have ceased operations; our belief that the competitive market for our services will improve during the near term; our plans to continue to selectively upgrade our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection; our plans to continue to monitor current and expected customer activity levels and projected financial returns as we consider activating additional idle equipment during the near term; our plans to allocate capital to maintain the capacity of our pressure pumping fleet to offset anticipated fleet requirements; our plans to refurbish an existing fleet that will be activated in 2023 and our expectations regarding the delivery of a pressure pumping fleet in the first half of 2023; our plans to respond to the industry’s current higher activity levels and improved service pricing by maintaining and upgrading our fleet of revenue-producing equipment as well as adding new revenue-producing equipment if the projected financial returns of such capital expenditures meet our financial return criteria; our expectations with respect to capital expenditures; the strength of our financial condition; expectations about contributions to the defined benefit pension plan in 2022 and thereafter, including our plans with respect to the termination of such plan in early 2023; our plans with respect to our stock buyback program; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our belief that we will not need our revolving credit facility to meet our liquidity requirements; our expectations to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC earnings, financial condition and other relevant factors; estimates made with respect to our critical accounting policies; the effect of new accounting standards; the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition; and the impact of lawsuits, legal proceedings and claims on our financial position and results of operation.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the combined impact of the OPEC disputes and the COVID-19 pandemic on our operating results, possible declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, the potential impact of possible future regulations on hydraulic fracturing on our business, risks of international operations, and reliance on large customers. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in this 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of September 30, 2022, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, September 30, 2022 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief

RPC, INC. AND SUBSIDIARIES

Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

RPC, INC.

/s/ Ben M. Palmer
Date: October 28, 2022	Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael L. Schmit
Date: October 28, 2022	Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)