Form 10-K
period 2022-12-31
RPC INC
filed 2023-02-27
CIK 742278

down

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $564,113,681 based on the closing price on the New York Stock Exchange on June 30, 2022 of $6.91 per share.

RPC, Inc. had 217,535,918 shares of Common Stock outstanding as of February 17, 2023.

Documents Incorporated by Reference

Portions of the proxy statement for the 2023 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as “we,” “us,” “RPC” or “the Company.”

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business and financial strategies, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report also include without limitation statements regarding: our belief that the demand for our oil and gas services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or addressing well control issues; our belief that the common drivers of operational and financial success of Technical Services include diligent equipment maintenance, strong logistical processes, and appropriately trained personnel who function well in a team environment; our belief that the primary drivers of operational success for services and equipment provided off the well site without our personnel are offering safe, high quality and in-demand equipment appropriate for the well design characteristics; our belief that the primary drivers of operational success for other Support Services relate to meeting customer needs off the well site and competitive marketing of such services; our belief that demand for equipment and services offered tends to be influenced primarily by customer drilling-related activity levels; our belief that our supply sources for flexible steel pipe used in coiled tubing are adequate; our belief that customer activity levels are influenced by their decisions about capital investment toward the development and product of oil and gas reserves; natural gas prices, production levels and drilling activities; our belief that the recent decrease in the price of natural gas may discourage drilling and completion of natural gas-directed wells during the near term; our belief that the future export demand will continue to be strong, and combined with increased natural gas export activity, will encourage natural gas-directed filling in the future; our belief that oil-directed drilling will continue to represent the majority of the total drilling rig count for the foreseeable future; our continued belief in the long-term importance of our business due to continued worldwide demand for hydrocarbons generally and the high production of oil in the domestic U.S. market; our belief that unconventional wells will continue to comprise the majority of drilling activity because of their high initial production rates; our belief that the advent of unconventional drilling in the U.S. domestic market will be a permanent change and will continue to have a positive impact on the demand for our services; our expectation to continue to focus on the selected development of international business opportunities in current and other international markets and our belief that international revenues will continue to be less than ten percent of total revenues in 2023; our belief that due to the significant investment requirement and complexity of international projects, customers’ drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing, and therefore have the potential to be more stable than most U.S. domestic operations; our primary objective, which is to generate excellent long-term returns on investment through the effective and conservative management of our invested capital to generate strong cash flow; our plans to continue to pursue such primary objective through strategic investments and opportunities designed to enhance the long-term value of our company while improving market share, product offerings and the profitability of existing businesses; our plan to continue to consider the acquisitions of existing businesses while also continuing to maintain a conservative capital structure, which may limit our ability to consummate large transactions; our belief that the principal competitive factors in the market areas that we serve are product availability and quality of our equipment and raw materials used to provide our services, service quality, reputation for safety and technical proficiency and price; our belief that the temporary suspension of new oil and gas leasing permits on federal oil and gas drilling areas, or any similar future bans, would not impact RPC’s Technical Services Segment’s revenues because this or similar bans would only apply to drilling and completion on Federal lands, which account for less than 10 percent of U.S. oilfield activity; our belief that our operating facilities are suitable and adequate to meet current and reasonably anticipated future needs; our belief that the outcome of various routine lawsuits, legal proceedings and claims, even if determined adversely, will not have a material adverse effect on RPC’s business or financial condition; our belief that oil production in the United States has become an increasingly important determinant of global oil prices; our belief that the long-term outlook for natural gas-directed drilling and completion activities in the United States is favorable due to global political instability and projected increases in U.S. natural gas export capabilities; our belief that current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity; the adequacy of our insurance coverage; our belief that recent price increases in commodities remain above levels sufficient to motivate our customers to increase drilling and completion activities; our belief that higher prices and additional investments in natural gas infrastructure should encourage our customers to increase their natural gas-directed exploration and production activities; our belief that oil-directed drilling will remain the majority of domestic drilling and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near-term; our belief that natural gas-directed drilling has increased and will continue to increase in natural gas-directed basins in the United States due to the current and projected high prices of natural gas and our belief that this trend should be favorable for the demand for our services in such basins; our belief that the competitive market for our services will improve during the near term; our belief that the liquidity provided by our cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our expectation that we will not need our revolving credit facility to meet liquidity requirements in the near term; our expectation that capital expenditures will be between $250 million to $300 million in 2023, and will be directed towards both capitalized maintenance of our existing equipment and selected growth opportunities; our expectations about final cash contributions to the defined benefit pension plan in 2023; our ability to fund capital requirements in the future; the estimated amount of our capital expenditures and contractual obligations for future periods; our expectations to continue to pay cash dividends to common stockholders; our expectations regarding the costs of skilled labor and many of the raw materials used in providing our services; estimates made with respect to our critical accounting policies; the effect of new accounting standards; the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition; our expectation that the adoption of amendments in ASU No. 2022-08 will not have a material impact on our financial statements; and our expectation that during the first quarter of 2023, we will recognize a pre-tax, non-cash settlement charge representing the unamortized net loss in the pension plan which was approximately $22.5 million as of December 31, 2022.

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

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets. RPC acts as a holding company for the following legal entity groupings: Cudd Energy Services, Cudd Pressure Control, Thru Tubing Solutions and Patterson Services. Selected overhead including centralized support services and regulatory compliance are classified as Corporate. RPC is further organized into Technical Services and Support Services which are its operating segments. As of December 31, 2022, RPC had 2,732 employees.

Business Segments

RPC manages its business as either services offered on the well site with equipment and personnel (Technical Services) or services and equipment offered off the well site (Support Services). The businesses under Technical Services generate revenues based on equipment, personnel operating the equipment and the materials utilized to provide the service. They are all managed, analyzed and reported based on the similarities of the operational characteristics and costs associated with providing the service. The businesses under Support Services are primarily able to generate revenues through equipment or services offered off the well site. During 2022, approximately five percent of RPC’s consolidated revenues were generated from offshore operations in the U.S. Gulf of Mexico. In 2022, we also estimate that 77 percent of our revenues were related to drilling and production activities for oil, while 23 percent of revenues were related to drilling and production activities for natural gas.

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

Support Services include all of the services that provide (i) equipment offered off the well site without RPC personnel and (ii) services that are provided in support of customer operations off the well site such as classroom and computer training. The primary drivers of operational success for services and equipment provided off the well site without RPC personnel are offering safe, high quality and in-demand equipment appropriate for the well design characteristics. The drivers of operational success for the other Support Services relate to meeting customer needs off the well site and competitive marketing of such services. The equipment and services offered include rental tools, drill pipe and related tools, pipe handling, pipe inspection and storage services, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The principal markets for this segment include the United States, including the Gulf of Mexico, mid-continent, Rocky Mountain and Appalachian regions and project work in selected international locations. Customers primarily include domestic operations of independent oil and gas producers and major multi-nationals and selected nationally owned oil companies.

A brief description of the primary services conducted within each of the operating segments follows:

Technical Services

Pressure Pumping. Pressure pumping services, which accounted for 53 percent of 2022 revenues, 43 percent of 2021 revenues and 37 percent of 2020 revenues are provided to customers throughout Texas, and the mid-continent regions of the United States. We primarily provide these services to customers to enhance the initial production of hydrocarbons in formations that have low permeability. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in pressure pumping operations include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

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

Downhole Tools. Thru Tubing Solutions’ (“TTS”) downhole tools division accounted for 23 percent of revenues in 2022, 29 percent of revenues in 2021 and 33 percent of 2020 revenues. TTS provides services and proprietary downhole motors, fishing tools and other specialized downhole tools and processes to operators and service companies in drilling and production operations, including casing perforation and bridge plug drilling at the completion stage of an oil or gas well. The services that TTS provides are especially suited for unconventional drilling and completion activities. TTS’ experience providing reliable tool services allows it to work in a pressurized environment with virtually any coiled tubing unit or snubbing unit.

Coiled Tubing. Coiled tubing services, which accounted for nine percent of revenues in 2022, ten percent of revenues in 2021 and nine percent of revenues in 2020, involve the injection of coiled tubing into wells to perform various applications and functions for use principally in well-servicing operations and to facilitate completion of horizontal wells. Coiled tubing is a flexible steel pipe with a diameter of less than four inches manufactured in continuous lengths of thousands of feet and wound or coiled around a large reel. It can be inserted through existing production tubing and used to perform workovers without using a larger, costlier workover rig. Principal advantages of employing coiled tubing in a workover operation include: (i) not having to “shut-in” the well during such operations, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, (iii) the ability to direct fluids into a wellbore with more precision, and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit compared to a workover rig. Coiled tubing units are also used to support completion activities in directional and horizontal wells. Such completion activities usually require multiple entrances in a wellbore to complete multiple fractures during a pressure pumping operation. A coiled tubing unit can accomplish this type of operation because its flexibility allows it to be steered in a direction other than vertical, which is necessary in this type of wellbore. At the same time, the strength of the coiled tubing string allows various types of tools or motors to be conveyed into the well effectively. The uses for coiled tubing in directional and horizontal wells have been enhanced by improved fabrication techniques and higher-diameter coiled tubing which allows coiled tubing units to be used effectively over greater distances, thus allowing them to function in more of the completion activities currently taking place in the U.S. domestic market. There are several manufacturers of flexible steel pipe used in coiled tubing, and the Company believes that its sources of supply are adequate.

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for two percent of revenues in both 2022 and 2021 and one percent of revenues in 2020, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment in a high-pressure environment. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure on the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing unit can perform many applications at a lower cost than other alternatives. Because the well being serviced by a hydraulic workover unit is often under pressure, which is hazardous by nature, the snubbing segment of the oil and gas services industry is limited to relatively few operators who have the experience and knowledge required to perform such services safely. Increasingly, snubbing units are used for unconventional completions at the outer reaches of long wellbores which cannot be serviced by coiled tubing because coiled tubing has a more limited range than drill pipe conveyed by a snubbing unit.

Nitrogen. Nitrogen accounted for two percent of revenues in 2022, four percent of revenues in 2021 and five percent of revenues in 2020. There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. Increasingly, it is used as a displacement medium to increase production in older wells in which production has depleted. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service. In addition, nitrogen can be complementary to our snubbing and coiled tubing services, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer's well.

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

Support Services

Rental Tools. Rental tools accounted for four percent of revenues in 2022, 2021 and 2020. The Company rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion and workover activities. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular assets with rental items instead of owning a complete set of assets. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities in Texas, the Gulf of Mexico, mid-continent region, Rocky Mountain and the Appalachian region.

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

Industry

United States. RPC provides its services to its domestic customers through a network of facilities strategically located to serve oil and gas drilling and production activities of its customers in Texas, the mid-continent, the southwest, the Gulf of Mexico, the Rocky Mountain and the Appalachian regions. Demand for RPC’s services in the U.S. is extremely volatile and fluctuates with current and projected price levels of oil and natural gas and activity levels in the oil and gas industry. Customer activity levels are influenced by their decisions about capital investment toward the development and production of oil and gas reserves.

Due to improved drilling technology, the drilling rig count in the U.S. has declined dramatically since the early 1980’s (source: Baker Hughes, Inc.). Due to continuously enhanced rig and other technologies during the last decade, an increased number of wells have been drilled during periods of strong industry activity, and the domestic production of both oil and natural gas in these wells rose to record levels in 2019. Oil and gas industry activity levels have historically been volatile, experiencing multiple cycles, including seven down cycle troughs between 1981 and 2020, with August 2020 marking the lowest U.S. domestic rig count in U.S. oilfield history. Between August 2020 and the fourth quarter of 2022, the U.S. domestic rig count rose by approximately 206 percent.

Since the majority of RPC’s services are utilized at the completion stage of an oil or gas well’s life cycle, the Company closely monitors well completion trends in the U.S. domestic oilfield. As recently reported by the U.S. Energy Information Administration, annual well completions fell from a cyclical peak of 21,382 in 2014 to 8,135 in 2016. Between 2016 and 2019, annual well completions increased by 6,227 or 76.6 percent. During the oilfield downturn that occurred in 2020, only 7,387 wells were completed, the lowest number of annual well completions recorded during the nine years that these data have been reported. During 2022, reported well completions increased to 11,451, an increase of approximately 22 percent compared to 2021.

Historical fluctuations in domestic drilling and completions activity are consistent with the prices of oil and natural gas, global supply and demand for oil and natural gas, the domestic supply of natural gas, capital availability to fund the operations of exploration and production companies, projected near-term economic growth and fluctuations in the value of the U.S. dollar on world currency markets. Following the most recent cyclical peak in the fourth quarter of 2018, the price of oil fell by approximately 25 percent by the first quarter of 2020. During 2020, the historic collapse in oil prices discouraged drilling and production activity as our customers faced a potential collapse in global oil demand. Following the cyclical trough in oilfield activity which occurred in the third quarter of 2020, commodity prices and the U.S. domestic rig count began to recover, and by the end of 2021, the U.S. domestic rig count was more than 100 percent higher than the historic low level recorded in 2020. Beginning in the first quarter of 2022, the U.S domestic rig count continued to rise as customer activities increased due to higher oil process and global uncertainty caused by Russia’s invasion of

Ukraine. By the end of 2022, the U.S. domestic rig count had risen to the level recorded immediately prior to the onset of the COVID-19 pandemic in the first quarter of 2020. The Company anticipates that oilfield activity will remain consistent with this level during 2023. Fluctuations in the prices of these commodities, particularly the price of oil, significantly impact RPC’s financial results.

The average price of natural gas increased by approximately 64.1 percent during 2022 as compared with 2021. Early in the first quarter of 2023, the price of natural gas was approximately 15.6 percent lower than the price at the end of 2022 (source: U.S. Energy Information Administration). RPC believes that the recent decrease in the price of natural gas may discourage drilling and completion of natural gas-directed wells during the near term. In addition to oil and natural gas, the prices of various natural gas liquids also determine our customers’ activity levels, since it is produced in many of the shale resource plays which also produce oil, and production of various natural gas liquids has increased to a level comparable to that of natural gas. During 2022 the average price of benchmark natural gas liquids increased by approximately seven percent compared with 2021 (source: U.S. Energy Information Administration). Early in the first quarter of 2023, the price of natural gas liquids was approximately 14.5 percent higher than the price at the end of 2022.

During the first decade of the twenty-first century, natural gas-directed drilling rigs comprised most of the U.S. drilling rig count. Beginning in 2010, the percentage of drilling rigs drilling for natural gas began to decline, and since that time has consistently comprised less than 50 percent of total U.S. drilling. Rising U.S. domestic demand for natural gas and the advent of U.S. exports of liquified natural gas have been offset by increasing production, thus preventing the price of natural gas from rising. During 2022, however, the price of natural gas increased significantly following Russia’s invasion of Ukraine, as many European countries boycotted imported Russian natural gas and signaled an increasing reliance on sources such as the U.S. The price of U.S. natural gas has fallen significantly early in the first quarter of 2023, due to a warm winter in Western Europe and insufficient U.S. export capacity. However, the Company believes that future export demand will continue to be strong, and combined with increased natural gas export capacity, will encourage natural gas-directed drilling in the future. In spite of this potential increase in demand and export infrastructure, we anticipate that oil-directed drilling will continue to represent the majority of the total drilling rig count for the foreseeable future. We continue to believe in the long-term importance of our business due to continued worldwide demand for hydrocarbons generally and the high production of oil in the domestic U.S. market.

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

International. RPC has historically operated in several countries outside of the United States, and international revenues accounted for two percent of RPC’s consolidated revenues in 2022, four percent in 2021 and six percent in 2020. RPC’s allocation of growth capital over the last several years have emphasized domestic rather than international expansion because of higher domestic activity levels and expected financial returns. International revenues increased 4.3 percent in 2022 compared to the prior year primarily due to higher customer activity levels in Canada. During 2022, RPC provided downhole motors and tools in Argentina, Canada, Mexico and Saudi Arabia. We continue to focus on the selected development of international opportunities in these and other markets, although we believe that it will continue to be less than ten percent of total revenues in 2023.

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

RPC has a revolving credit facility which can be used to fund working capital and other capital requirements. The borrowing base for this credit facility is $100 million, including a $35 million letter of credit sublimit, and a $35 million swingline sublimit. There was no outstanding balance on this credit facility as of December 31, 2022. Our capital structure is more conservative than that of many of our peers.

Customers

Demand for RPC’s services and equipment depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies. During 2022, RPC provided oilfield services to several hundred customers. Of these customers, only one customer, a private exploration and production company, accounted for approximately 11 percent of the Company’s revenues in 2022 with no other customers exceeding 10 percent of revenues in 2022. There was no customer in 2021 that accounted for 10 percent or more of revenues.

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

Competition

RPC operates in highly competitive areas of the oilfield services industry. We sell our equipment and services in highly competitive markets, and the revenues and earnings generated are affected by changes in prices for our services, fluctuations in the level of customer activity in major markets, general economic conditions and governmental regulation. RPC competes with many large and small oilfield industry competitors, including the largest integrated oilfield services companies. During the oilfield downturn that began in 2015, a number of oilfield services companies reduced the scope of their operations or became insolvent. During the most recent downturn that began in 2019, fewer oilfield services companies became insolvent than in the previous downturn, partially because of COVID-19 – related Federal stimulus that supported operations that would otherwise have become insolvent. Oilfield activity levels began to improve during the fourth quarter of 2020, and pricing for our services began to improve during the fourth quarter of 2021, both of which supported the operations of oilfield services companies that remained in operation. During 2022, Russia’s invasion of Ukraine destabilized global oil markets, causing prices to rise, while also increasing the attractiveness of the U.S.

domestic oilfield due to its oil and natural gas reserves, political stability and downstream energy infrastructure. In addition, improving completion services efficiency has served to increase effective capacity and impose another catalyst for declining pricing and utilization. The combination of a large number of oilfield services companies and the increased efficiency with which these companies provide services have caused the oilfield services business to remain competitive. RPC believes that the principal competitive factors in the market areas that it serves are product availability and quality of our equipment and raw materials used to provide our services, service quality, reputation for safety and technical proficiency, and price.

The oil and gas services industry includes dominant global competitors including, among others, Halliburton Energy Services Group, a division of Halliburton Company, Baker Hughes Company, and Schlumberger Ltd. The industry also includes a number of other publicly traded peers whose operations are more similar to RPC, including Liberty Oilfield Services, Mammoth Energy Services, Inc., NCS Multistage Holdings, Inc., NexTier Oilfield Solutions, Nine Energy Services, Patterson-UTI Energy, Inc., ProFrac and ProPetro Holding Corporation, as well as numerous smaller, locally owned competitors.

Human Capital

The table below shows the number of employees at December 31, 2022 and 2021:

At December 31,	2022	2021
Employees	2,732	2,250

The Company operates in a cyclical business where financial performance and headcount is influenced by, among other things, changes in oil and natural gas prices. The Company’s key human capital management objectives are focused on fostering talent in the following areas:

Diversity and Equality - The Company’s workforce is diverse and our dedicated team of employees works towards a common purpose. Our Company is strong in its values, relationships and consistency in management. We have long been dedicated to recruiting and hiring recently discharged military personnel, and dedicated resources undertake this recruiting effort at our company. The Company received the U.S. Department of Labor's "2019 Hire Vets Medallion Award" in recognition of this effort and its success. The Board of Directors has a Human Capital Management and Compensation Committee that monitors compliance with applicable non-discrimination laws related to race, gender and other protected classes. The Committee provides a report of such incidences to the Board on an annual basis.

Development and Training - The Company’s management team and all its employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. We have implemented and maintained a corporate compliance program to provide guidance for everyone associated with the Company, including its employees, officers and directors (the "Code"). The code prohibits unlawful or unethical activity, including discrimination, and directs our employees, officers, and directors to avoid actions that, even if not unlawful or unethical, might create an appearance of illegality or impropriety. The Code is updated annually and certain employees at the supervisory level and above are required to review the code; any reported non-compliance is followed up on and resolved, as appropriate. In addition, the Company provides annual training for preventing, identifying, reporting and ending any type of unlawful discrimination. We also have escalation policies in place to address various issues including employee discrimination. The Company also provides a wide variety of opportunities for professional growth for all employees with in-classroom and online training, on-the-job experience and counseling.

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

Facilities/Equipment

RPC’s equipment consists primarily of oil and gas services equipment used either in servicing customer wells or provided on a rental basis for customer use. Most of this equipment is Company owned. RPC purchases oilfield service equipment from a limited number of manufacturers. These manufacturers may not be able to meet our requests for timely delivery during periods of high demand which may result in delayed deliveries of equipment and higher prices for equipment.

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

At times our business has had a concentration of one or more major customers. One of our customers, a private exploration and production company, accounted for approximately 11 percent of the Company’s revenues in 2022 with no other customers exceeding 10 percent of revenues in 2022. There was no customer that accounted for 10 percent or more of the Company’s revenues in 2021 or 2020. In addition, there was no customer as of December 31, 2022 or 2021 that accounted for 10 percent or more of accounts receivable. The reliance on a large customer for a significant portion of our total revenues exposes us to the risk that the loss or reduction in revenues from this customer, which could occur unexpectedly, could have a material and disproportionate adverse impact upon our revenues and operating results.

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

Our business requires a great deal of capital to maintain our equipment and increase our fleet of equipment to expand our operations, and we have access to our credit facility to fund our necessary working capital and other capital requirements. Our credit facility, as amended June 22, 2022, provides a borrowing base of $100 million less the amount of any outstanding letters of credit, and bears interest at a floating rate, which exposes us to market risks as interest rates rise. If our existing capital resources become unavailable, inadequate or unfavorable for purposes of funding our capital requirements, we would need to raise additional funds through alternative debt or equity financings to maintain our equipment and continue our growth. Such additional financing sources may not be available when we need them, or may not be available on favorable terms. If we fund our growth through the issuance of public equity, the holdings of stockholders will be diluted. If capital generated either by cash provided by operating activities or outside financing is not available or sufficient for our needs, we may be unable to maintain our equipment, expand our fleet of equipment, or take advantage of other potentially profitable business opportunities, which could reduce our future revenues and profits.

Our international operations could have a material adverse effect on our business.

Our operations in various international markets including, but not limited to, Africa, Canada, Argentina, China, Mexico, Latin America and the Middle East are subject to risks. These risks include, but are not limited to, political changes, expropriation, currency restrictions and changes in currency exchange rates, taxes, boycotts and other civil disturbances. The occurrence of any one of these events could have a material adverse effect on our operations.

Our financial results could continue to be negatively impacted by the COVID-19 pandemic.

The oil and gas industry experienced an unprecedented disruption during 2020 due to the substantial decline in global oil demand caused partly by the COVID-19 pandemic. Although global demand began to rebound in 2021, and has remained strong throughout 2022 and in early 2023, a worsening of the pandemic or a new global pandemic could further impact the economic conditions in the United States, as federal, state and local governments react to the public health crisis, creating uncertainties in the United States, as well as the global economy. RPC instituted strict procedures to assess employee health and safety while in its facilities or on operational locations and attempted to hire redundant crews in order to continue to provide services to its customers. These measures increased the Company’s operating expenses, and such higher operating expenses could continue if the COVID-19 pandemic continues during 2023 or a new global pandemic arises.

Increasing expectations from customers, investors and other stakeholders regarding our environmental, social and governance (ESG) practices may affect our business, may create additional costs for us, or expose us to related risks.

Many companies are receiving greater attention from stakeholders regarding their ESG practices, as well as their oversight of relevant ESG issues. The various stakeholders are placing growing importance on our potential environmental and social issue risk exposure and the impact of our choices. This trend appears likely to continue. Increased focus on ESG and related decision-making may negatively impact us as customers, investors and other stakeholders may choose to not work with us or reallocate capital or decline to make an investment as a result of their assessment of our ESG practices. Companies that do not comport with, or do not adapt to, these evolving investor and stakeholder ESG-related expectations and standards, or that are assessed as not having responded appropriately to the growing focus on ESG matters, may have their brand and reputation harmed, and we or our stock price may be adversely affected even though we may be in full compliance with all relevant laws and regulations.

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

Our business is significantly affected by stringent environmental laws and other regulations relating to the oil and gas industry and by changes in such laws and the level of enforcement of such laws. We are unable to predict the level of enforcement of existing laws and regulations, how such laws and regulations may be interpreted by enforcement agencies or court rulings, or whether additional laws and regulations will be adopted. The adoption of laws and regulations curtailing exploration and development of oil and gas fields in our areas of operations for economic, environmental or other policy reasons would adversely affect our operations by limiting demand for our services. We also have potential environmental liabilities with respect to our offshore and onshore operations, and could be liable for cleanup costs, or environmental and natural resource damage due to conduct that was lawful at the time it occurred, but is later ruled to be unlawful. We also may be subject to claims for personal injury and property damage due to the generation or disposal of hazardous substances in connection with our operations. We believe that our present operations substantially comply with applicable federal and state pollution control and environmental protection laws and regulations. We also believe that compliance with such laws has had no material adverse effect on our operations to date. However, such environmental laws are changed frequently. We are unable to predict whether environmental laws will, in the future, materially adversely affect our operations and financial condition. Penalties for noncompliance with these laws may include cancellation of permits, fines, and other corrective actions, which would negatively affect our future financial results.

Compliance with federal and state regulations relating to hydraulic fracturing could increase our operating costs, cause operational delays, and could reduce or eliminate the demand for our pressure pumping services.

RPC’s pressure pumping services are the subject of continuing federal, state and local regulatory oversight. This scrutiny is prompted in part by public concern regarding the potential impact on drinking and ground water and other environmental issues arising from the growing use of hydraulic fracturing. Among these regulatory entities is the White House Council on Environmental Quality, which coordinated a review of hydraulic fracturing practices. In addition, a committee of the United States House of Representatives investigated hydraulic fracturing practices and publicized information regarding the materials used in hydraulic fracturing. The U.S. Environmental Protection Agency (EPA) also conducted a study of the environmental impact of hydraulic fracturing practices, and in 2015, issued a report which concluded that hydraulic fracturing had not caused a measurable impact on drinking water sources in the U.S. This and similar conclusions from similar investigations carry positive implications for our industry. In spite of these favorable empirical data, the current administration imposed a temporary suspension of new oil and gas leasing permits on federal oil and gas drilling areas. This suspension has been challenged in court and was blocked in the fourth quarter of 2021. Early in 2023 a final decision was still pending. This legislation has had a minimal impact on RPC’s Technical Services Segment’s revenues. Furthermore, we do not believe that this ban, or any similar future ban, would impact RPC’s Technical Services Segment’s revenues because this or similar bans would only apply to drilling and completion on Federal lands, which account for less than 10 percent of U.S. oilfield activity.

General Risks.

Our common stock price has been volatile.

Historically, the market price of common stock of companies engaged in the oil and gas services industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past.

Risks Related to our Capital and Ownership Structure.

Our management and directors have a substantial ownership interest, and public stockholders may have no effective voice in the management of the Company.

The Company has elected the “Controlled Corporation” exemption under Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual. The Company is a “Controlled Corporation” because a group that includes Gary W. Rollins, Pamela R. Rollins, Amy Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power. As a “Controlled Corporation,” the Company need not comply with certain NYSE rules including those requiring a majority of independent directors, and independent compensation and nominating committees.

RPC’s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, 61 percent of RPC’s outstanding shares of common stock. As a result, these stockholders effectively control the operations of RPC, including the election of directors and approval of significant corporate transactions such as acquisitions and other matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over the Company at a premium.

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

Our management and directors have a substantial ownership interest, and the availability of the Company’s common stock to the investing public may be limited.

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

Our operations are dependent on digital technologies and services. We use these technologies and services for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Digital technologies are subject to the risk of cyber-attacks, both from internal and external threats. Internal threats in cybersecurity are caused by the misuse of access to networks and assets by individuals within the Company by maliciously or negligently disclosing, modifying or deleting sensitive information. Individuals within the Company include current employees, contractors and partners. External threats in cybersecurity are caused by unauthorized parties attempting to gain access to our networks and assets by exploiting security vulnerabilities or through the introduction of malicious code, such as viruses, worms, Trojan horses and ransomware. In response to the risk of cyber-attacks, we regularly review and update processes to prevent unauthorized access to our networks and assets and misuse of data. We provide regular security awareness training for all employees, simulate phishing attempts and closely manage the accounts and privileges of all employees and contractors. In addition, we have adopted an established cybersecurity framework that provides significant risk management across several areas. We also maintain an up-to-date incident response plan to quickly address cybersecurity incidents. We have experienced unsuccessful cyberattack attempts to gain unauthorized access to our network. To date, these attacks have not had a material impact on our operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

RPC owns or leases approximately 60 offices and operating facilities. The Company leases approximately 21,200 square feet of office space in Atlanta, Georgia that serves as its headquarters, a portion of which is allocated and charged to Marine Products Corporation. See “Related Party Transactions” contained in Item 7. As of December 31, 2021, the lease agreement on the headquarters is effective through May 2031. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities used in our operations are as follows:

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

Item 4A. Information About Our Executive Officers

The Executive Officers have been elected by the Board of Directors to serve until the April 2023 Board of Directors’ meeting, or until their earlier removal by the Board of Directors or their resignation. The following table lists the executive officers of RPC and their ages, offices, and terms of office with RPC.

Name and Office with Registrant	Age	Date First Elected to Present Office
Ben M. Palmer (1)	62	5/17/22

President and Chief Executive Officer

Michael L. Schmit (2)	50	5/17/22

Vice President, Chief Financial Officer and Corporate Secretary

Richard A. Hubbell (3)	78	5/17/22

Executive Chairman of the Board

(1)	Ben M. Palmer became President and Chief Executive Officer of the Company, effective May 17, 2022. Previously, he served as Vice President, Chief Financial Officer and Treasurer of the Company since 1996 and assumed responsibility as Corporate

Secretary in 2018. He is also the President and Chief Executive Officer of Marine Products Corporation and previously served as its Vice President, Chief Financial Officer, Treasurer and Corporate Secretary. Mr. Palmer serves on the Board of Directors for both of these companies.

(2)	Michael L. Schmit has been Vice President, Chief Financial Officer and Corporate Secretary of the Company since May 17, 2022. He is also Vice President, Chief Financial Officer and Corporate Secretary of Marine Products Corporation.

(3)	Richard A. Hubbell has been Executive Chairman of the Board, since May 17, 2022. Prior to that, he served as the Company’s President since 1987 and Chief Executive Officer since 2003. He is also the Executive Chairman of the Board at Marine Products Corporation. and previously served as its President and Chief Executive Officer since 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES. As of February 17, 2023 there were 217,535,918 shares of common stock outstanding and approximately 22,000 beneficial holders of our common stock.

Issuer Purchases of Equity Securities

Shares repurchased by the Company and affiliated purchases in the fourth quarter of 2022 are outlined below.

				Total Number	Maximum
				of Shares (or	Number (or
				Units)	Approximate
				Purchased as	Dollar Value) of
				Part of	Shares (or Units)
	Total Number of		Average Price	Publicly	that May Yet Be
	Shares		Paid Per	Announced	Purchased Under
	(or Units)		Share	Plans or	the Plans or
Period	Purchased		(or Unit)	Programs (1)	Programs (1)

October 1, 2022 to October 31, 2022	—		$—	—	8,248,184
November 1, 2022 to November 30, 2022	—		—	—	8,248,184
December 1, 2022 to December 31, 2022	728	(2)	8.71	—	8,248,184
Totals	728		$8.71	—	8,248,184

(1)	The Company has a stock buyback program initially adopted in 1998 and subsequently amended in 2013 and 2018 that authorizes the repurchase of up to 41,578,125 shares. There were no shares repurchased as part of this program during the fourth quarter of 2022. As of December 31, 2022, there are 8,248,184 shares available to be repurchased under the current authorization. Currently the program does not have a predetermined expiration date.

(2)	Represents shares repurchased by the Company in connection with taxes related to vesting of certain shares.

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

The Company was a component of the Russell 2000 during 2022. The Russell 2000 is a stock index measuring the performance of the small-cap segment of the US equity universe. The components of the index had a weighted average market capitalization in 2022 of $2.8 billion, and a median market capitalization of $950 million. The Russell 2000 was chosen because it represents companies with comparable market capitalizations to the Company, and because the Company is a component of the index. The OSX is a stock index of 15 companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services. The Company is not a component of the OSX, but this index was chosen because it represents a large group of companies that provide the same or similar equipment and services as the Company. The companies included in the Peer Group are Halliburton Company, NexTier Oilfield Solutions, Inc., Oil States International, Inc., and Patterson-UTI Energy, Inc. The companies included in the Peer Group have been weighted according to each respective issuer's stock market capitalization at the beginning of each year. The peer group used in the immediately preceding fiscal year (“the Former Peer Group”) included Oil States International, Inc., Patterson-UTI Energy, Inc. and Halliburton Company. NexTier Oilfield Solutions, Inc. is included for this fiscal year because it operates similar service lines in similar domestic markets as the Company and has sufficient trading history to be included for this fiscal year.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN *
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
RPC, Inc. Common Stock
Russell 2000 Index
OSX
Former Peer Group
Peer Group
* Assumes Reinvestment of Dividends

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with “Selected Financial Data” and the consolidated financial statements included elsewhere in this document. See also “Forward-Looking Statements” on page 2. Discussions of year-to-year comparisons of 2021 and 2020 items that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual report on Form 10-K for the year ended December 31, 2021, which Item is incorporated herein by reference.

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

The oil and gas industry experienced an unprecedented disruption during 2020 due to the substantial decline in global oil demand caused partly by the COVID-19 pandemic. Although global demand began to rebound in 2021, and has remained strong throughout 2022, the pandemic could continue to impact the economic conditions in the United States, as federal, state and local governments react to the public health crisis, creating uncertainties in the United States, as well as the global economy. RPC instituted strict procedures to assess employee health and safety in its facilities and operational locations and attempted to hire redundant crews in order to continue to provide services to its customers.

Current industry conditions are characterized by oil prices which have risen from less than $20 per barrel in the second quarter of 2020 to approximately $80 per barrel early in the first quarter of 2023. While there are many factors influencing the price of oil, we believe that Russia’s invasion of Ukraine in the first quarter of 2022 destabilized global oil markets, causing prices to rise, while also increasing the attractiveness of the U.S. domestic oilfield due to its oil and natural gas reserves, political stability and downstream energy infrastructure. In response to these conditions, the U.S. domestic rig count has risen from a low of 244 in the third quarter of 2020 to 771 early in the first quarter of 2023. In addition, well completions have increased from 1,110 in the third quarter of 2020 to 2,959 in the fourth quarter of 2022.

RPC believes that oil production in the United States has also become an increasingly important determinant of global oil prices, because the United States has grown to be the world’s largest producer of oil and is more flexible in its ability to increase or decrease drilling and production activities more rapidly than the state-owned oil companies which comprise OPEC membership. During the past several years, improving drilling and completion activity have caused U.S. domestic oil production to rise to record production levels. Oil production fell during 2020 and 2021 during the downturn caused by the COVID-19 pandemic, but by the fourth quarter of 2022 had increased to within five percent of record oil production recorded during the fourth quarter of 2019 (source: U.S. Energy Information Administration). Customer activities directed towards natural gas drilling and production have been weak for many years because of the high production of shale-directed natural gas wells, the high amount of natural gas production associated with oil-directed shale wells in the U.S. domestic market, and relatively constant consumption of natural gas in the United States. One result of high natural gas production and steady demand has been a decline in the price of natural gas. The price of natural gas briefly rose to $9.56 per Mcf during the third quarter of 2022 as the market assessed the impact of European sanctions against Russian natural gas imports and the potential of a cold winter. However, the price of natural gas fell during the fourth quarter of 2022 and early 2023. The price of natural gas early in the first quarter of 2023 was $3.46 per Mcf, which was approximately 17.4 percent lower than at the same time in 2022. The Company believes that the recent decline in the price of natural gas discourages our customers from conducting natural gas-directed drilling and completion activities during the near term. However, the Company also believes that the long-term outlook for natural gas-directed drilling and completion activities in the United States is favorable due to global political instability and projected increases in U.S. natural gas export capabilities.

The Company’s strategy of utilizing equipment in unconventional basins continued. During 2022, we made capital expenditures, excluding the equipment acquired under a finance lease, totaling $139.6 million, an increase of $72.0 million compared to the prior year. Capital expenditures during 2022 were primarily directed towards capitalized maintenance and selected growth opportunities.

Revenues during 2022 totaled $1.6 billion, an increase of 85.2 percent compared to 2021. This increase was primarily due to improved pricing, higher customer activity levels and a larger active fleet of revenue-producing equipment. Cost of revenues increased $424.9 million in 2022 compared to the prior year primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, employment costs and fuel costs. In addition, these costs increased due to higher market prices for materials and supplies, fuel and other raw materials. As a percentage of revenues, cost of revenues decreased to 67.9 percent in 2022 compared to 76.7 percent in 2021 due to improved pricing for our services and leverage of employment costs.

Selling, general and administrative expenses as a percentage of revenues decreased to 9.3 percent in 2022 compared to 14.3 percent in 2021, primarily due to leverage of costs that are relatively fixed during the short term over higher revenues.

Income before income taxes was $289.6 million for 2022 compared to $16.4 million in 2021. Net income for 2022 was $218.4 million, or $1.01 earnings per share compared to net income of $7.2 million, or $0.03 earnings per share in 2021.

Cash flows from operating activities increased to $201.3 million in 2022 compared to $47.7 million in 2021 primarily due to a significant increase in net income, partially offset by increased working capital requirements in 2022 compared to 2021. As of December 31, 2022, there were no outstanding borrowings under our credit facility.

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,083 during the fourth quarter of 2018 (Source: Baker Hughes, Inc.). Between the fourth quarter of 2018 and the third quarter of 2020, the drilling rig count fell by 77 percent. During the third quarter of 2020, the U.S. domestic drilling rig count reached the lowest level recorded up to that time. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets resulting from the decline in global oil demand associated with the COVID-19 pandemic which began in the first quarter of 2020. Rig count during 2022 increased 51.3 percent compared to 2021.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. Following the trough of the most recent oilfield downturn in the second quarter of 2020, the price of oil has risen by more than 100 percent in the fourth quarter of 2022 compared to the average price of oil in the second quarter of 2020. The price of natural gas has risen by over 225 percent during the same time period. Following a low price of $0.23 per gallon in the first quarter of 2020, the price of benchmark natural gas liquids has risen to $0.80 per gallon in the fourth quarter of 2022 (Source: U.S. Energy Information Administration). In addition, oil and gas prices experienced increases beginning in February 2022 due to concerns about potential world-wide supply constraints resulting from the Russian invasion of Ukraine. Although the price increases in these commodities have recently moderated from their highs, RPC believes that they remain above levels sufficient to motivate our customers to increase drilling and completion activities.

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

The majority of the U.S. domestic rig count remains directed towards oil. In the fourth quarter of 2022, approximately 79 percent of the U.S. domestic rig count was directed towards oil, compared to 82 percent in the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. However, we believe that natural gas-directed drilling will increase because of favorable long-term market dynamics. This projected higher demand should drive increased activity in most of the basins in which RPC operates.

We continue to monitor the market for our services and the competitive environment, including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets. The growing efficiency with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market. We believe that most of the feasible efficiency gains have been realized, and a number of our smaller competitors have ceased operations. These factors, combined with the increase in drilling and completion activities and the improvement in commodity prices, leads us to believe that the competitive market for our services has improved during 2022 and we expect demand will continue to improve during the near term.

During 2022, RPC made payments under a finance lease arrangement, with a final payment in the third quarter of 2022, for a new Tier 4 dual-fuel pressure pumping fleet that went to work during the fourth quarter of 2021. In addition, the Company refurbished an existing fleet that was placed into service during 2022 and is currently refurbishing another existing fleet that will be placed in service in early 2023. Additionally, the Company has ordered a pressure pumping fleet that is projected to be delivered in the first half of 2023. We have selectively upgraded our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection. RPC’s response to our industry’s current higher activity levels and improved service pricing is primarily to maintain and upgrade our current fleet capacity of revenue-producing equipment. We will remain highly disciplined about adding new revenue-producing equipment capacity and will only expand when we believe the projected financial returns of such capital expenditures meet our financial return criteria. The Company is allocating capital in the coming year to maintain the capacity of its pressure pumping fleet to offset anticipated future fleet retirements.

Results of Operations

	2022	2021	2020
Consolidated revenues [in thousands]	$1,601,762	$864,929	$598,302
Revenues by business segment [in thousands]:
Technical	$1,516,363	$815,046	$556,488
Support	$85,399	$49,883	$41,814

Consolidated operating income (loss) [in thousands]	$287,940	$16,291	$(309,635)
Operating income (loss) by business segment [in thousands]:
Technical	$281,622	$24,434	$(82,525)
Support	18,095	(5,725)	(6,714)
Corporate	(17,660)	(13,300)	(12,426)
Pension settlement, impairment and other charges (1)(2)	(2,921)	—	(217,493)
Gain on disposition of assets, net	$8,804	$10,882	$9,523

Net income (loss) [in thousands]	$218,363	$7,217	$(212,192)
Earnings (loss) per share — diluted	$1.01	$0.03	$(1.00)
Percentage cost of revenues to revenues	68%	77%	80%
Percentage selling, general & administrative expenses to revenues	9%	14%	21%
Percentage depreciation and amortization expense to revenues	5%	8%	16%
Effective income tax rate	24.6%	56.1%	31.4%
Average U.S. domestic rig count	723	478	436
Average natural gas price (per thousand cubic feet (mcf))	$6.44	$3.92	$2.03
Average oil price (per barrel)	$94.89	$68.13	$39.50

(1)	Amount in 2022 relates to pension settlement loss. See note 13 of the consolidated financial statements.
(2)	Amount in 2020 includes $212,292 related to technical services, $4,660 related to pension settlement loss and the remainder related to corporate expenses.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues. Revenues in 2022 increased $736.8 million or 85.2 percent compared to 2021 primarily due to higher customer activity levels, pricing improvements and a larger fleet of pressure pumping equipment in service. The Technical Services segment revenues in 2022 increased $701.3 million or 86.0 percent compared to the prior year. The increase is primarily due to higher activity levels and improved pricing as compared to the prior year. The Support Services segment revenues in 2022 increased $35.5 million or 71.2 percent compared to 2021 due to higher activity levels for rental tools. Technical Services reported operating income of $281.6 million during 2022 compared to an operating income of $24.4 million in the prior year, while Support Services reported an operating income of $18.1 million in 2022 compared to an operating loss of $5.7 million in the prior year. The average price of oil increased 39.3 percent and the average price of natural gas increased 64.1 percent during 2022 compared to the prior year. The average domestic rig count during 2022 was 51.3 percent higher than 2021. International revenues, which increased slightly from $31.2 million in 2021 to $32.6 million in 2022, were two percent of consolidated revenues in 2022 compared to four percent in 2021. International revenues decreased in 2022 primarily due to lower activity levels in Canada compared to the prior year. Our international revenues are impacted by the timing of project initiation and their ultimate duration.

Cost of revenues. Cost of revenues in 2022 increased $424.9 million or 64.1 percent compared to 2021 primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, maintenance and repairs expenses, employment costs and fuel costs. In addition, these costs increased due to higher market prices for materials and supplies, fuel and other raw materials. As a percentage of revenues, cost of revenues decreased to 67.9 percent in 2022 compared to 76.7 percent in 2021 due to the leverage of direct employment costs over higher revenues, improved pricing and a favorable job mix within pressure pumping.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $148.6 million in 2022 compared to $123.6 million in 2021 primarily due to increases in employment related costs including variable incentive compensation costs consistent with improved operating results. Selling, general and administrative expenses as a percentage of revenues decreased to 9.3 percent of revenues in 2022 compared to 14.3 percent of revenues in 2021 due to leverage of costs that are relatively fixed during the short term over higher revenues.

Depreciation and amortization. Depreciation and amortization were $83.0 million in 2022, an increase of $10.3 million, compared to $72.7 million in 2021. Depreciation and amortization increased due to capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $8.8 million in 2022 compared to $10.9 million in 2021. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $1.1 million in 2022 compared to other income, net of $2.0 million in 2021.

Interest expense and interest income. Interest expense was $0.6 million in 2022 compared to interest expense of $1.9 million in 2021. Interest expense for 2021 was unusually high, primarily due to interest expense related to the settlement of a legal dispute with a supplier coupled with interest charged in connection with resolution of a state well servicing audit. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income increased to $1.2 million in 2022 compared to $0.1 million in 2021 due to a higher average cash balance coupled with an increase in investment yields consistent with higher interest rates.

Income tax provision. Income tax provision was $71.3 million in 2022, compared to $9.2 million income tax provision for the same period in 2021. The effective tax rate was 24.6 percent for 2022 compared to 56.1 percent for 2021. The increase in the income tax provision in 2022 is primarily related to an increase in pretax income. The decrease in the effective tax rate resulted from higher pre tax income which diluted the impact of the unfavorable permanent and discrete adjustments.

Net income and diluted earnings per share. Net income was $218.4 million in 2022, or $1.01 diluted earnings per share, compared to net income of $7.2 million in 2021, or $0.03 diluted earnings per share. This improvement in earnings per share was primarily due to higher profitability, as average shares outstanding was essentially unchanged.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $126.4 million as of December 31, 2022, $82.4 million as of December 31, 2021 and $84.5 million as of December 31, 2020.

The following table sets forth the historical cash flows for the years ended December 31:

	2022	2021	2020
(In thousands)
Net cash provided by operating activities	$201,286	$47,719	$77,958
Net cash used for investing activities	(123,715)	(47,631)	(42,659)
Net cash used for financing activities	(33,580)	(2,151)	(826)

Cash provided by operating activities for the year ended December 31, 2022 increased by $153.6 million compared to the year ended December 31, 2021. Cash provided by operating activities for the year ended December 31, 2022 includes net income of $218.4 million, less an unfavorable change in accounts receivable of $157.9 million, partially offset by favorable changes in other components of our working capital (accounts payable, accrued payroll and taxes receivable) totaling $69.8 million. The net unfavorable changes in working capital were the result of increased business activity levels.

Cash used for investing activities for 2022 increased by $76.1 million compared to 2021, primarily due to an increase in capital expenditures consistent with higher business activity levels and an improved operating environment.

Cash used for financing activities for 2022 increased by $31.4 million primarily due to cash paid for a finance lease beginning in the third quarter of 2021, coupled with the reinstatement of cash dividends paid to common stockholders in the third quarter of 2022.

Financial Condition and Liquidity

The Company’s financial condition remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company’s decisions about the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not expect to utilize our revolving credit facility to meet these liquidity requirements in the near term.

The Company currently has a $100.0 million revolving credit facility that matures in June 2027 as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. In the second quarter of 2022, the Company further amended the revolving credit facility. Among other matters, the amendment (1) extends the termination date for revolving loans from July 26, 2023 to June 22, 2027, (2) replaces LIBOR with Term SOFR as an interest rate option in connection with revolving loan borrowings and reduces the applicable rate margins by approximately 25.0 basis points at each pricing level, (3) introduces a 1.00% per annum floor for base rate borrowings, (4) permits the issuance of letters of credit in currencies other than U.S. dollars. As of December 31, 2022, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $17.5 million; therefore, a total of $82.5 million of the facility was available. The Company was in compliance with the credit facility financial covenants as of December 31, 2022. For additional information with respect to RPC’s facility, see Note 9 of the consolidated financial statements.

Cash Requirements

Capital expenditures were $139.6 million in 2022, and we currently expect capital expenditures to be between $250 million to $300 million in 2023, which will be directed towards both capitalized maintenance of our existing equipment and selected growth opportunities. The Company is allocating capital to maintain the capacity of its pressure pumping fleet to offset anticipated future fleet retirements. RPC refurbished an existing fleet that was placed into service during 2022 and is currently refurbishing another existing fleet that will be placed in service in early 2023. In addition, the Company ordered a pressure pumping fleet that is expected to be delivered and paid for in the first half of 2023. During 2022, RPC made payments totaling $24.0 million for a pressure pumping fleet under a finance lease which was initiated in 2021. The actual amount of capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or can be reasonably estimated. There are issues that could result in unfavorable outcomes that cannot be currently estimated. See Note 12 of the consolidated financial statements for additional information.

During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan which are expected to be completed in early 2023. The Company currently expects to make a final cash contribution of approximately $6.0 million to $10.0 million as part of the termination. The Company did not make any cash contributions to this plan during 2022 or 2021.

As of December 31, 2022, the Company’s stock buyback program has authorized the aggregate repurchase of up to 41,578,125 shares, including an additional 10,000,000 shares authorized for repurchase by the Board of Directors on February 12, 2018. No shares were purchased on the open market during the twelve months ended December 31, 2022, and 8,248,184 shares remain available to be repurchased under the current authorization. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On January 24, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable March 10, 2023 to common stockholders of record at the close of business on February 10, 2023. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable leases, purchase obligations, amounts related to the usage of corporate aircraft and other long-term liabilities. See note 16 of the consolidated financial statements for details regarding RPC’s lease obligations.

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

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide services to the Company’s customers. During 2021 and continuing through 2022, the price of labor and raw materials have been increasing due to improving oilfield activity and labor shortages caused by the departure of skilled labor from the domestic oilfield industry in prior years.

During 2022, market prices of some raw materials and key equipment components increased significantly and availability has been challenged. We have successfully increased the pricing for our equipment and services to cover much of these cost increases, but due to the competitive nature of the oilfield services business, there is no assurance that we will be able to continue to do this successfully in the future.

Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements.

Related Party Transactions

See Note 14 of the consolidated financial statements, which is incorporated herein by reference, for a description of related party transactions.

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

Credit loss allowance for accounts receivable — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies. Our credit loss allowance is determined using a combination of factors to ensure that our receivables are not overstated due to uncollectibility. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Credit loss allowance for accounts receivable are recorded in selling, general and administrative expenses. Accounts are written off against the allowance when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery, thereby causing credit loss allowance to fluctuate significantly from period to period. Recoveries were insignificant in 2022, 2021 and 2020. We record specific provisions when we become aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to a customer changes, our estimate of the realizability of the receivable would be further adjusted, either upward or downward.

The estimated credit loss allowance is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region. In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables which we adjust periodically based on management judgment and the economic strength of our customers. The net credit loss allowance as a percentage of revenues ranged from 0.4 percent to 0.8 percent over the last three years. Increasing or decreasing the estimated general reserve percentages by 0.50 percentage points as of December 31, 2022 would have resulted in a change of $1.9 million in the recorded provision for current expected credit losses.

Insurance expenses —The Company self-insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability. The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored and the cost estimates are revised as developments occur relating to such claims. The Company has retained an independent third party actuary to assist in the calculation of a range of exposure for these claims. As of December 31, 2022, the Company estimates the range of exposure to be from $8.4 million to $12.4 million. The Company has recorded liabilities at December 31, 2022 of $10.4 million which represents management’s best estimate of probable loss.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its revolving credit facility. As of December 31, 2022, there were no outstanding interest-bearing advances on our credit facility which bore interest at a floating rate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2022 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2022.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2022, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 28.

/s/ Ben M. Palmer	/s/ Michael L. Schmit
Ben M. Palmer President and Chief Executive Officer	Michael L. Schmit Vice President, Chief Financial Officer and Corporate Secretary

Atlanta, Georgia
February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 27, 2023 expressed an unqualified opinion on those financial statements.

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
February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2023 expressed an unqualified opinion.

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
February 27, 2023

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

	December 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$126,424	$82,433
Accounts receivable, net of allowance for credit losses of $7,078 in 2022 and $6,765 in 2021	416,568	258,635
Inventories	97,107	78,983
Income taxes receivable	42,403	58,504
Prepaid expenses	17,753	9,773
Other current assets	3,086	3,682
Total current assets	703,341	492,010
Property, plant and equipment, less accumulated depreciation of $775,334 in 2022 and $763,304 in 2021	333,093	254,408
Operating lease right-of-use assets	28,864	24,572
Finance lease right-of-use assets	—	20,327
Goodwill	32,150	32,150
Other assets	31,565	40,898
Total assets	$1,129,013	$864,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$115,213	$74,404
Accrued payroll and related expenses	33,161	15,350
Accrued insurance expenses	3,232	10,129
Accrued state, local and other taxes	4,296	1,905
Income taxes payable	499	656
Pension liabilities	9,610	—
Current portion of operating lease liabilities	10,728	6,387
Current portion of finance lease liabilities	—	20,194
Other accrued expenses	1,864	1,824
Total current liabilities	178,603	130,849
Long-term accrued insurance expenses	7,149	11,770
Long-term pension and retirement plans liabilities	23,106	35,376
Deferred income taxes	37,473	17,749
Long-term operating lease liabilities	19,517	19,719
Other long-term liabilities	5,430	7,111
Total liabilities	271,278	222,574
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 216,609,191 and 215,628,716 shares issued and outstanding in 2022 and 2021, respectively	21,661	21,563
Capital in excess of par value	—	—
Retained earnings	856,013	640,936
Accumulated other comprehensive loss	(19,939)	(20,708)
Total stockholders’ equity	857,735	641,791
Total liabilities and stockholders’ equity	$1,129,013	$864,365

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2022	2021	2020
Revenues	$1,601,762	$864,929	$598,302
COSTS AND EXPENSES:
Cost of revenues	1,088,115	663,262	480,739
Selling, general and administrative expenses	148,573	123,572	123,698
Pension settlement, impairment and other charges	2,921	—	217,493
Depreciation and amortization	83,017	72,686	95,530
Gain on disposition of assets, net	(8,804)	(10,882)	(9,523)
Operating income (loss)	287,940	16,291	(309,635)
Interest expense	(614)	(1,929)	(373)
Interest income	1,171	59	496
Other income, net	1,135	2,027	81
Income (loss) before income taxes	289,632	16,448	(309,431)
Income tax provision (benefit)	71,269	9,231	(97,239)
Net income (loss)	$218,363	$7,217	$(212,192)
Earnings (loss) per share
Basic	$1.01	$0.03	$(1.00)
Diluted	$1.01	$0.03	$(1.00)
Dividends paid per share	$0.04	$—	$—

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2022	2021	2020
Net income (loss)	$218,363	$7,217	$(212,192)
Other comprehensive income:
Pension adjustment and reclassification adjustment, net of taxes	764	(2,890)	5,727
Foreign currency translation	5	(112)	(210)
Comprehensive income (loss)	$219,132	$4,215	$(206,675)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

RPC, INC. AND SUBSIDIARIES

(in thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2019	214,423	$21,443	$—	$832,113	$(23,223)	$830,333
Stock issued for stock incentive plans, net	716	71	8,664	—	—	8,735
Stock purchased and retired	(188)	(19)	(8,664)	7,857	—	(826)
Net loss	—	—	—	(212,192)	—	(212,192)
Pension adjustment, net of taxes	—	—	—	—	5,727	5,727
Foreign currency translation	—	—	—	—	(210)	(210)
Balance, December 31, 2020	214,951	21,495	—	627,778	(17,706)	631,567
Stock issued for stock incentive plans, net	819	82	6,494	—	—	6,576
Stock purchased and retired	(141)	(14)	(6,494)	5,941	—	(567)
Net income	—	—	—	7,217	—	7,217
Pension adjustment, net of taxes	—	—	—	—	(2,890)	(2,890)
Foreign currency translation	—	—	—	—	(112)	(112)
Balance, December 31, 2021	215,629	21,563	—	640,936	(20,708)	641,791
Stock issued for stock incentive plans, net	1,139	114	6,261	—	—	6,375
Stock purchased and retired	(159)	(16)	(6,261)	5,359	—	(918)
Net income	—	—	—	218,363	—	218,363
Pension adjustment, net of taxes	—	—	—	—	764	764
Foreign currency translation	—	—	—	—	5	5
Dividends	—	—	—	(8,645)	—	(8,645)
Balance, December 31, 2022	216,609	$21,661	$—	$856,013	$(19,939)	$857,735

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RPC, INC. AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$218,363	$7,217	$(212,192)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	83,664	72,506	95,309
Stock-based compensation expense	6,375	6,576	8,735
Gain on disposition of assets, net	(8,804)	(10,882)	(9,523)
Gain due to benefit plan financing arrangement	—	—	(891)
Deferred income tax provision (benefit)	19,496	4,888	(25,845)
Pension settlement, impairment and other non-cash charges	2,921	—	211,043
(Increase) decrease in assets:
Accounts receivable	(157,894)	(91,082)	80,769
Income taxes receivable	16,101	24,439	(58,798)
Inventories	(18,413)	3,951	18,076
Prepaid expenses	(7,980)	(650)	1,337
Other current assets	406	90	227
Other non-current assets	9,306	(1,170)	(3,819)
Increase (decrease) in liabilities:
Accounts payable	35,759	32,900	(9,130)
Income taxes payable	(157)	(459)	(419)
Accrued payroll and related expenses	17,864	(3,080)	(1,219)
Accrued insurance expenses	(6,897)	4,640	(2,051)
Accrued state, local and other taxes	2,391	(883)	361
Other accrued expenses	(3,703)	(4,061)	(6,541)
Pension and retirement plans liabilities	(4,589)	(1,065)	(3,249)
Long-term accrued insurance expenses	(4,621)	(52)	(2,218)
Other long-term liabilities	1,698	3,896	(2,004)
Net cash provided by operating activities	201,286	47,719	77,958
INVESTING ACTIVITIES
Capital expenditures	(139,552)	(67,645)	(65,065)
Proceeds from sale of assets	15,837	20,014	22,406
Proceeds from benefit plan financing arrangement	—	—	1,566
Re-investment in benefit plan financing arrangement	—	—	(1,566)
Net cash used for investing activities	(123,715)	(47,631)	(42,659)

FINANCING ACTIVITIES
Payment of dividends	(8,645)	—	—
Cash paid for common stock purchased and retired	(918)	(567)	(826)
Cash paid for finance lease	(24,017)	(1,584)	—
Net cash used for financing activities	(33,580)	(2,151)	(826)

Net increase (decrease) in cash and cash equivalents	43,991	(2,063)	34,473
Cash and cash equivalents at beginning of period	82,433	84,496	50,023
Cash and cash equivalents at end of period	$126,424	$82,433	$84,496

Supplemental cash flows disclosure:
Income taxes payment (refund), net	$35,809	$(20,903)	$(10,051)
Interest paid	170	166	160
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$9,334	$4,282	$3,859

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

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

Preferred Stock

RPC is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2022, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

Dividends

On January 24, 2023, the Board of Directors declared a $0.04 per share cash dividend payable March 10, 2023 to stockholders of record at the close of business on February 10, 2023.

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

Concentration of Credit Risk

Substantially all of the Company’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company provided oilfield services to several hundred customers during each of the last three years. One of our customers, a private exploration and production company, accounted for approximately 11 percent of the Company’s revenues in 2022 with no other customers exceeding 10 percent of revenues in 2022. There was no customer that accounted for 10 percent or more of the Company’s revenues in 2021 or 2020. Additionally, there was no customer that accounted for 10 percent or more of accounts receivable as of December 31, 2022 or 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

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

Investments

Investments classified as available-for-sale securities are stated at their fair values, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method. Realized gains and losses, declines in value judged to be other than temporary, interest, and dividends with respect to available-for-sale securities are included in interest income. The Company realized no gains or losses on its available-for-sale securities during 2022, 2021 and 2020. Securities that are held in the non-qualified Supplemental Executive Retirement Plan (“SERP”) are classified as trading. See Note 13 for further information regarding the SERP. The change in fair value of trading securities is presented as compensation cost in selling, general and administrative expenses on the consolidated statements of operations.

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill by reporting unit was as follows:

Years Ended December 31,	2022	2021
(in thousands)
Technical Services	$30,992	$30,992
Support Services	1,158	1,158
Goodwill	$32,150	$32,150

Goodwill is reviewed annually, or more frequently, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, for impairment. In 2022, due to improved industry conditions, its reporting units’ performance and public market indications of value, the Company elected to perform a qualitative assessment of its goodwill and concluded that it is more likely than not that fair value of each of its reporting unit is more than its carrying amount, including goodwill. In 2021, the Company performed a quantitative impairment test by estimating the fair value of each of its reporting units by considering both comparable public company multiples (a market approach) and projected discounted future cash flows (an income approach). The discounted cash flow analysis is based on management’s short-term and long-term forecast of operating results for each reporting unit and includes assumptions regarding discount rates, revenue growth rates, expected profitability margins, forecasted capital expenditures, and the timing of expected future cash flows. Based on these assessments the Company concluded that the fair value of its reporting units exceeded their carrying amount and therefore no impairment of goodwill occurred during the years ended December 31, 2022 and 2021.

Advertising

Advertising expenses are charged to expense during the period in which they are incurred. Advertising expenses totaled $2.0 million in 2022, $1.1 million in 2021, and $806 thousand in 2020.

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

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

Defined Benefit Pension Plan

The Company has a defined benefit pension plan that provides monthly benefits upon normal retirement at age 65, or reduced early retirement benefits at age 59 ½ or at age 55 or older with 15 or more years of service, to substantially all employees with at least one year of service prior to 2002. In 2002, RPC’s Board of Directors approved a resolution to cease all future retirement benefit accruals under the defined benefit pension plan. During the fourth quarter of 2021, the Company initiated actions to terminate the defined benefit pension plan. See Note 13 for a full description of this plan, the status of the plan termination and the related accounting and funding policies.

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

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

(in thousands)	2022	2021	2020
Net income (loss) available for stockholders:	$218,363	$7,217	$(212,192)
Less: Adjustments for earnings attributable to participating securities	(3,197)	(89)	—
Net income (loss) used in calculating earnings per share	$215,166	$7,128	$(212,192)

Weighted average shares outstanding (including participating securities)	216,518	215,646	215,063
Adjustment for participating securities	(3,187)	(2,656)	(2,571)
Shares used in calculating basic and diluted earnings per share	213,331	212,990	212,492

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payment awards, net of estimated forfeitures. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 13 for additional information.

Leases

The Company determines at contract inception if an arrangement is a lease or contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant and equipment for a period of time in exchange for consideration. The Company’s lease population consists primarily of real estate including its corporate headquarters, office space and warehouses, in addition to vehicles. storage containers and office equipment. The Company’s population of month-to-month real estate leases have been classified as short-term leases. The Company has elected not to separate non-lease components from lease components for its leases. Variable lease payments relate primarily to taxes and insurance on real estate contracts and are recognized as expense when incurred.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Standards:

●	ASU No. 2020-04 — Reference Rate Reform (Topic 848): The amendments in this ASU provide optional guidance for a limited time to ease the impact of the reference rate reform on financial reporting. The amendments, which are elective, provide expedients to contract modifications, affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (LIBOR) or other reference rate that is expected to be discontinued due to reference rate reform. In the second quarter of 2022, the Company adopted these provisions as part of the Amendment No. 6 to its Credit Agreement (see note 9) wherein LIBOR was replaced with the Term Secured Overnight Financing Rate (SOFR). Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

●	ASU No. 2021-08: Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: The amendments in this ASU address diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination, by adopting guidance requiring an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer would recognize and measure the acquired contract assets and contract liabilities in the same manner that they were recognized and measured in the acquiree's financial statements before the acquisition. The Company plans to adopt these provisions prospectively to business combinations occurring after January 1, 2023 and does not expect adoption to have a material impact on its consolidated financial statements.

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

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

Disaggregation of revenues

See Note 15 for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions. Timing of revenue recognition for each of the periods presented is shown below:

(in thousands)	2022	2021	2020
Oilfield services transferred at a point in time	$—	$—	$—
Oilfield services transferred over time	1,601,762	864,929	598,302
Total revenues	$1,601,762	$864,929	$598,302

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

Contract balances

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in Accounts receivable, net on the consolidated balance sheets are shown below:

	December 31,	December 31,
(in thousands)	2022	2021
Unbilled trade receivables	$103,498	$70,353

Substantially all of the unbilled trade receivables as of December 31, 2022 and December 31, 2021 were invoiced during the following quarter.

Note 3: Pension Settlement, Impairment and Other Charges

The Company recorded the following pre-tax amounts during 2022 for pension settlement charges and for 2020 as impairment and other charges in the consolidated statements of operations.

(in thousands)	2022	2021	2020
Long lived asset impairments (1)	$—	$—	$204,765
Abandonment of assets (2)	—	—	5,976
Pension settlement loss (3)	2,921	—	4,660
Severance costs	—	—	1,882
Assets held for sale write down (4)	—	—	192
Other	—	—	18
Total	$2,921	$—	$217,493

(1).	Relates solely to the Technical Services segment and primarily includes pressure pumping and coiled tubing assets.
(2).	Represents the final disposition of assets that were ceased to be used during 2019 and recorded at salvage value. Also includes interest costs related to leased assets that were impaired in 2019.
(3).	Represents the non-cash settlement loss. See Note 13 for further details.
(4).	Represents the final settlement on certain real estate properties that were recorded as held for sale.

During 2021, the Company initiated actions to terminate its Retirement Income Plan (Plan), a defined benefit pension plan. Pension settlement loss of $2.9 million recognized in 2022 represents the accelerated recognition of actuarial losses related to the lump-sum window offered as part of the Plan termination. During the first quarter of 2023, the Company expects to recognize a pre-tax, non-cash settlement charge representing the unamortized net loss in the Plan which was approximately $22.5 million as of December 31, 2022. The final amount is subject to change based on the actual return on Plan assets and the periodic actuarial updates of the net losses in the Plan. See note 13 for additional information regarding the Plan.

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

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

Note 4: Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2022	2021
(in thousands)
Trade receivables:
Billed	$315,332	$181,500
Unbilled	103,498	70,353
Other receivables	4,816	13,547
Total	423,646	265,400
Less: allowance for credit losses	(7,078)	(6,765)
Accounts receivable, net	$416,568	$258,635

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Years Ended December 31,	2022	2021
(in thousands)
Beginning balance	$6,765	$4,815
Provision for current expected credit losses	2,029	4,019
Write-offs	(1,752)	(2,098)
Recoveries collected (net of expenses)	36	29
Ending balance	$7,078	$6,765

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

assembled using components are reported as finished goods. Inventories are recorded at the lower of cost or net realizable value. Cost is determined using either the first-in, first-out, or the weighted average cost method.

December 31,	2022	2021
(in thousands)
Raw materials and supplies	$95,384	$77,709
Finished goods	1,723	1,274
Total Inventory	$97,107	$78,983

Note 7: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2022	2021
(in thousands)
Land	$17,287	$18,180
Buildings and leasehold improvements	120,506	120,649
Operating equipment	683,027	606,089
Computer software	22,194	22,925
Furniture and fixtures	5,480	6,222
Vehicles	259,933	243,647
Gross property, plant and equipment	1,108,427	1,017,712
Less: accumulated depreciation	(775,334)	(763,304)
Net property, plant and equipment	$333,093	$254,408

Depreciation expense was $83.0 million in 2022, $72.7 million in 2021, and $95.5 million in 2020. The Company had accounts payable for purchases of property and equipment of $9.3 million as of December 31, 2022 and $4.3 million as of December 31, 2021. The Company transferred inventory to property, plant and equipment totaling $9.9 million in 2022 and $11.1 million in 2021.

Note 8: Income Taxes

The following table lists the components of the provision (benefit) for income taxes:

Years ended December 31,	2022	2021	2020
(in thousands)
Current provision (benefit):
Federal	$47,744	$4,946	$(74,841)
State	3,164	(1,387)	2,200
Foreign	865	784	1,247
Deferred provision (benefit):
Federal	14,026	2,287	(16,376)
State	5,470	2,601	(9,469)
Total income tax provision (benefit)	$71,269	$9,231	$(97,239)

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted in 2020, which among other changes, eliminated the taxable income limit for certain net operating losses (“NOL”). This allowed businesses to carryback NOLs arising in 2018, 2019 and 2020 to the five prior years, and provided a payment delay of employer payroll taxes during 2020 after the date of enactment. These provisions enabled a carryback of federal tax losses related to 2019 and 2020. The Company recorded net tax benefits totaling $29 million in 2020 related to these provisions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.9	2.9	1.5
Foreign taxes, net of federal benefit	0.3	5.1	(0.4)
Tax credits	(0.1)	(3.5)	0.1
Change in contingencies	—	8.6	—
Non-deductible expenses	0.7	(2.8)	(0.1)
Adjustments related to CARES Act	—	3.2	8.5
Change in estimated deferred rate	0.4	10.2	—
Adjustments related to vesting of restricted stock	0.2	7.1	(0.8)
Other	0.2	4.3	1.6
Effective tax rate	24.6%	56.1%	31.4%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2022	2021
(in thousands)
Deferred tax assets:
Self-insurance	$3,051	$5,673
Pension	5,237	7,982
State net operating loss carryforwards	1,960	5,558
Allowance for credit losses	1,757	1,692
Stock-based compensation	2,531	2,532
Inventory reserve	3,290	2,868
Lease liability	6,701	5,620
Valuation allowance	(990)	(865)
All others, net	3,427	2,834
Gross deferred tax assets	26,964	33,894
Deferred tax liabilities:
Depreciation	(51,494)	(39,253)
Right of use asset	(6,397)	(5,834)
Goodwill amortization	(6,546)	(6,556)
Gross deferred tax liabilities	(64,437)	(51,643)
Net deferred tax liabilities	$(37,473)	$(17,749)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

The Company's current intention is to permanently reinvest funds held in our foreign subsidiaries outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective through the utilization of foreign tax credits, or would otherwise create no additional U.S. tax cost.

Total net income tax payments (refunds) were $35.8 million in 2022, $(20.9) million in 2021, and $(10.1) million in 2020. As of December 31, 2022, the Company has net operating loss carryforwards recorded related to state income taxes of $36.9 million (gross) that will expire between 2023 and 2042.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of December 31, 2022 and 2021.

During 2022, the Company recognized an increase in its liability for unrecognized tax benefits related primarily to current year positions and disclosed as part of other long-term liabilities on the consolidated balance sheet. This liability, if released, would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021
(in thousands)
Balance at January 1	$1,737	$—
Additions (reductions) based on tax positions related to the current year	197	1,737
Additions (reductions) for tax positions of prior years	(17)	—
Balance at December 31	$1,917	$1,737

It is reasonably possible that the amount of the unrecognized benefits with respect to the Company’s unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, expiration of statute of limitation, or conclusions of examinations or reviews. However, quantification of an estimated range cannot be made at this time.

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases, the uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. In general, the Company’s 2019 through 2021 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

Note 9: Long-Term Debt

The Company has a revolving Credit Agreement with Bank of America and four other lenders which provides for a line of credit of up to $100 million, including a $35 million letter of credit subfacility, and a $35 million swingline subfacility. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company's 100 percent owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors. The Credit Agreement’s maturity date is June 22, 2027.

The Company executed Amendment No. 6 to its Credit Agreement (the “Amendment”). This Amendment (1) extends the termination date for revolving loans from July 26, 2023 to June 22, 2027, (2) replaces LIBOR with the Term Secured Overnight Financing Rate (Term SOFR) as an interest rate option in connection with revolving loan borrowings and reduces the applicable rate margins by approximately 25.0 basis points at each pricing level, (3) introduces a 1.00% per annum floor for Base Rate borrowings, and (4) permits the issuance of letters of credit in currencies other than U.S. dollars.

The Credit Agreement has three financial covenants- when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million: (i) the consolidated leverage ratio cannot exceed 2.50:1.00 and (ii) the debt service coverage ratio must be equal to or greater than 2.00:1.00; otherwise, the minimum tangible net worth must be greater than or equal to $400 million. As of both December 31, 2022 and December 31, 2021, the Company was in compliance with these covenants.

Revolving loans under the amended revolving credit facility bear interest at one of the following two rates at the Company’s election:

●	Term SOFR; plus, a margin ranging from 1.25% to 2.25%, based on a quarterly consolidated leverage ratio calculation, and an additional SOFR Adjustment ranging from 10 to 30 basis points depending upon maturity length; or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

●	the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s publicly announced “prime rate,” and (c) the Term SOFR plus 1.00%, or (d) 1.00%; in each case plus a margin that ranges from 0.25% to 1.25% based on a quarterly consolidated leverage ratio calculation.

In addition, the Company pays an annual fee ranging from 0.20% to 0.30%, based on a quarterly consolidated leverage ratio calculation, on the unused portion of the credit facility.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance of $0.3 million at December 31, 2022 is classified as non-current other assets. The remaining net balance of these costs was $0.2 million as of December 31, 2021.

As of December 31, 2022, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $17.5 million; therefore, a total of $82.5 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan cost, and interest paid on the credit facility were as follows for the periods indicated:

Years Ended December 31,	2022	2021	2020
(in thousands)
Interest incurred	$246	$257	$276
Interest paid	$170	$166	$160

Note 10: Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2020	$(15,181)	$(2,525)	$(17,706)
Change during 2021:
Before-tax amount	(3,500)	(112)	(3,612)
Tax benefit	1,220	—	1,220
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	(610)	—	(610)
Total activity in 2021	(2,890)	(112)	(3,002)
Balance at December 31, 2021	$(18,071)	$(2,637)	$(20,708)
Change during 2022:
Before-tax amount	(2,934)	5	(2,929)
Tax benefit	671	—	671
Pension settlement loss	2,249	—	2,249
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	778	—	778
Total activity in 2022	764	5	769
Balance at December 31, 2022	$(17,307)	$(2,632)	$(19,939)

(1)   Reported as selling, general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2022 and 2021:

Fair Value Measurements at December 31, 2022 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$305	$305	$—	$—
Investments measured at net asset value	$24,175

Fair Value Measurements at December 31, 2021 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$197	$197	$—	$—
Investments measured at net asset value	$31,738

The Company determines the fair value of marketable securities classified as available-for-sale through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities classified as trading are comprised of the SERP assets, as described in Note 13, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. The expected holding period for these assets measured at net asset value is unknown. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2022 there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at December 31, 2022 and 2021. Borrowings, if any, under our revolving credit facility bear variable interest rates as described in Note 9 and are classified as a level 2, based on quotes from the lender. The Company is subject to interest rate risk on the variable component of the interest rate.

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

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

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

Note 13: Employee Benefit Plans

Defined Benefit Pension Plan

The Company’s Plan provides monthly benefits upon normal retirement at age 65, or reduced early retirement benefits at age 59 and a half, or 55 or older with 15 or more years of service.to substantially all employees with at least one year of service prior to 2002. During 2001, the Plan became a multiple employer plan, with Marine Products Corporation as an adopting employer.

During 2021, the Company initiated actions to terminate the defined benefit pension Plan and as such, the year-end pension obligation has been valued on a termination basis. As part of the termination process, the Company offered a lump-sum window in the fourth quarter of 2022 and used the following assumptions to calculate the projected benefit obligation as of 2022; (i) updated census data and removed participants who elected to receive a lump-sum during the lump-sum window; (ii) annuities to be purchased for all remaining participants effective March 1, 2023 and (iii) using appropriate discount rates and mortality tables for participants depending on their pay status. A $2.9 million settlement loss representing the accelerated recognition of actuarial losses was recognized in the fourth quarter of 2022 and is reflected as part of Pension settlement charges. During the first quarter of 2023, the Company expects to recognize a pre-tax, non-cash settlement charge representing the unamortized net loss in the Plan which was approximately $22.5 million as of December 31, 2022. The final amount is subject to change based on the actual return on Plan assets and the periodic actuarial updates of the net losses in the Plan.  For the year ending December 31, 2022, the Company has utilized an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

expected return on plan assets of zero percent based on the current short-term rates and investment horizon as a result of the expected Plan termination.

Subsequent to December 31, 2022, the Company completed an annuity purchase to transfer risk from the Plan to a commercial annuity provider for all of the remaining Plan participants through the liquidation of its investments in the Plan and a Company contribution of approximately $6.0 million to $10.0 million.

The Company’s projected benefit obligation exceeds the fair value of the Plan assets under its pension Plan by $9.6 million as of December 31, 2022. The following table sets forth the funded status of the Retirement Income Plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2022	2021
(in thousands)
Accumulated benefit obligation at end of year	$29,651	$41,038

Change in projected benefit obligation:
Benefit obligation at beginning of year	$41,038	$41,120
Service cost	—	—
Interest cost	972	988
Actuarial (gain) loss	(5,258)	1,365
Benefits paid	(3,248)	(2,435)
Settlement	(3,853)	—
Projected benefit obligation at end of year	$29,651	$41,038
Change in Plan assets:
Fair value of Plan assets at beginning of year	$35,339	$39,068
Actual return on Plan assets	(8,197)	(1,294)
Employer contribution	—	—
Benefits paid	(3,248)	(2,435)
Settlement	(3,853)	—
Fair value of Plan assets at end of year	$20,041	$35,339
Funded status at end of year	$(9,610)	$(5,699)

December 31,	2022	2021
(in thousands)
Amounts (pre-tax) recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$22,476	$23,468
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$22,476	$23,468

The accumulated benefit obligation for the Retirement Income Plan at December 31, 2022 and 2021 has been disclosed above. The Company uses a December 31 measurement date for this qualified Plan. As part of the Plan termination, the Company expects to recognize a non-cash settlement charge of the remaining balance in the accumulated other comprehensive loss at the time.

Funded status of the Plan as of December 31, 2022 was a deficit of $9.6 million and is disclosed as part of current liabilities on the consolidated balance sheets.  Long-term pension and retirement plan liabilities recognized in the consolidated balance sheets consist of:

December 31,	2022	2021
(in thousands)
Funded status of the Retirement Income Plan	$—	$(5,699)
SERP liability	(23,106)	(29,677)
Long-term pension liabilities	$(23,106)	$(35,376)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

RPC’s funding policy is to contribute to the defined benefit pension plan the amount required, if any, under the Employee Retirement Income Security Act of 1974. The Company made no cash contributions in 2022 or 2021.

The components of net periodic benefit cost of the Retirement Income Plan are summarized as follows:

December 31,	2022	2021	2020
(in thousands)
Interest cost	$972	$988	$1,645
Expected return on Plan assets	—	(1,509)	(1,581)
Amortization of net losses	1,010	808	986
Settlement loss	2,921	—	4,660
Net periodic benefit cost	$4,903	$287	$5,710

The Company recognized pre-tax (increases) decreases to the funded status in accumulated other comprehensive loss of $(992 thousand) in 2022, $3.4 million in 2021, and $(6.9 million) in 2020. There were no previously unrecognized prior service costs as of December 31, 2022, 2021 and 2020. Non-cash settlement charges shown above represent the accelerated recognition of actuarial losses previously reflected in accumulated other comprehensive loss related to the lump-sum window offered in each of the years.

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

The pre-tax amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020 are summarized as follows:

December 31,	2022	2021	2020
(in thousands)
Net loss (gain)	$2,939	$4,169	$(1,217)
Amortization of net loss	(1,010)	(808)	(986)
Net transition obligation (asset)	—	—	—
Settlement loss	(2,921)	—	(4,660)
Amount recognized in accumulated other comprehensive loss	$(992)	$3,361	$(6,863)

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2022	2021	2020
Projected Benefit Obligation:
Discount rate	Note (1)%	Note (1)%	2.50%
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	4.86%	2.50%	3.60%
Expected return on Plan assets	0.0%	4.00%	4.00%
Rate of compensation increase	N/A	N/A	N/A
(1)	Projected benefit obligation as of December 31, 2022 and December 31, 2021 reflects proposed termination of the Plan and is calculated based on various assumptions in accordance with the Plan agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

The Plan’s weighted average asset allocation at December 31, 2022 and 2021 by asset category along with the target allocation for 2023 are as follows:

	Target Allocation	Percentage of Plan Assets
December 31,	2023	2022	2020
Asset Category
Cash and cash equivalents	0% - 5%	3.7%	1.3%
Fixed income securities	15% - 100%	96.3%	98.7%
Total		100.0%	100.0%

The Company’s Plan investments consist primarily of fixed-income securities that include corporate bonds, mortgage-backed securities, sovereign bonds, and U.S. Treasuries. For each of the asset categories in the Plan, the investment strategy is intended to minimize the level of risk as compared to the Plan’s liability and to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class which is rebalanced as required. While not limited in approach, the Plan utilizes fixed income funds in which the underlying securities are marketable, to achieve this target allocation.

The following tables present our Plan assets using the fair value hierarchy as of December 31, 2022 and 2021. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 11 for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2022:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$740	$740	$—
Fixed Income Securities	(2)	19,301	—	19,301
Total Assets in the Fair Value Hierarchy		$20,041	$740	$19,301
Investments measured at Net Asset Value		—
Investments at Fair Value		$20,041

Fair Value Hierarchy as of December 31, 2021:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$444	$444	$—
Fixed Income Securities	(2)	34,895	—	34,895
Total Assets in the Fair Value Hierarchy		$35,339	$444	$34,895
Investments measured at Net Asset Value		—
Investments at Fair Value		$35,339

(1)	Cash and cash equivalents, which are used to pay benefits and Plan administrative expenses, are held in Rule 2a-7 money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades. Subsequent to December 31, 2022 these securities were liquidated to fund the annuity purchases.

The Company estimates that the future benefits payable for the Retirement Income Plan over the next ten years are as follows:

(in thousands)
2023	$29,888
2024	—
2025	—
2026	—
2027	—
2028‑2032	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

Supplemental Executive Retirement Plan (SERP)

The Company permits selected highly compensated employees to defer a portion of their compensation into the SERP. The SERP assets are invested primarily in company-owned life insurance (“COLI”) policies as a funding source to satisfy the obligations of the SERP. The assets are subject to claims by creditors, and the Company can designate them to another purpose at any time. Investments in COLI policies consisted of variable life insurance policies totaling $45.4 million as of December 31, 2022 and $60.7 million as of December 31, 2021. In the COLI policies, the Company is able to allocate the investment of the assets across a set of choices provided by the insurance underwriters, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in Note 1. The fair value of these assets totaled $24.2 million as of December 31, 2022 and $31.7 million as of December 31, 2021. The SERP assets are reported in other assets on the balance sheet. The changes in the fair value of these assets, and normal insurance expenses are recorded in the consolidated statement of operations as compensation cost within selling, general and administrative expenses. Trading (losses) gains related to the SERP assets totaled ($4.4 million) in 2022, $2.6 million in 2021, and $2.6 million in 2020. The SERP liability includes participant deferrals net of distributions and is recorded on the balance sheet in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations.

As a result of Company-owned life insurance policy claims, the Company recorded tax-free gains of $891 thousand during 2020; these gains were recorded as an adjustment to compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Proceeds received totaling $1.6 million were reinvested in mutual funds held as SERP assets.

401(k) Plan

RPC sponsors a defined contribution 401(k) Plan that is available to substantially all full-time employees with more than three months of service. This Plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. Effective January 1, 2019, the Company began making 100 percent matching contributions for each dollar $(1.00) of a participant’s contribution to the 401(k) Plan for the first three percent of his or her annual compensation and fifty cents $(0.50) for each dollar $(1.00) of a participant’s contribution to the 401(k) Plan for the next three percent of his or her annual compensation. Employees vest in the RPC contributions after two years of service. The charges to expense for the Company’s contributions to the 401(k) Plan were $9.8 million in 2022, $6.9 million in 2021, and $5.6 million in 2020.

Stock Incentive Plans

The Company has issued stock options and restricted stock to employees under three 10-year stock incentive plans that were approved by stockholders in 1994, 2004 and 2014. The 1994 plan expired in 2004 and the 2004 plan expired in 2014. In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive plan with a term of 10 years expiring in April 2024. This plan allows for a wide variety of stock-based awards such as stock options and restricted stock. In recent years, we have awarded time-based restricted stock in lieu of granting stock options. We have not issued any stock options since 2003 and have no immediate plans to issue additional stock options. As of December 31, 2022, 2,046,199 shares were available for grant. As of December 31, 2021, 3,194,060 shares were available for grant.

The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards is based on their fair value at the grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Pre-tax stock-based employee compensation expense included as part of selling, general and administrative expense was $6.4 million in 2022 $(4.9 million after tax), $6.6 million in 2021 $(5.1 million after tax) and $8.7 million in 2020 $(6.6 million after tax).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

Restricted Stock

The Company has granted certain employees and directors time lapse restricted stock which vest after a stipulated number of years from the grant date, depending on the terms of the issue. The 2023 time-lapse restricted shares will vest ratably over a period of four years; the shares granted in 2022 vest ratably over a period of five years. Prior to 2022, the time lapse restricted shares vested one-fifth per year beginning on the second anniversary of the grant date. Grantees receive dividends declared and retain voting rights for the granted shares. The agreement under which the restricted stock is issued provides that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed. Upon termination of employment from RPC, with the exception of death (fully vests) or disability (partially vests based on pre-approved formula), shares with restrictions are forfeited in accordance with the plan.

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2022:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2022	2,619,691	$7.89
Granted	1,254,276	6.72
Vested	(510,084)	11.86
Forfeited	(115,155)	6.29
Non-vested shares at December 31, 2022	3,248,728	$6.87

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2021:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2021	2,235,179	$6.81
Granted	1,010,700	3.87
Vested	(434,208)	14.96
Forfeited	(191,980)	7.71
Non-vested shares at December 31, 2021	2,619,691	$7.89

The fair value of restricted share awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. The weighted average grant date fair value per share of these restricted stock awards was $6.72 for 2022, $3.87 for 2021 and $4.59 for 2020. The total fair value of shares vested was $2.9 million during 2022, $1.8 million during 2021 and $3.5 million during 2020.

The consolidated statements of cash flows reflect discrete income tax adjustments that resulted in $640,000 of detrimental impact in 2022 and $1,164,000 of detrimental impact in 2021 realized from tax compensation deductions and classified within operating activities as part of net income.

Other Information

As of December 31, 2022, total unrecognized compensation cost related to non-vested restricted shares was $13.8 million which is expected to be recognized over a weighted-average period of 3.3 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

In accordance with a Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $922 thousand in 2022, $867 thousand in 2021, and $846 thousand in 2020. The Company’s receivable due from Marine Products for these services was $26 thousand as of December 31, 2022 and $87 thousand as of December 31, 2021. The majority of the Company’s directors are also directors of Marine Products and the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases in the ordinary course of business equipment or services from suppliers, who are owned by significant officers or stockholders, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1.8 million in 2022, $1.3 million in 2021 and $1.0 million in 2020.

RPC receives certain administrative services from Rollins, Inc. (a company of which Mr. Gary W. Rollins is also Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on six months’ notice. The services covered by these agreements include selected administration services for certain employee benefit programs and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $71 thousand in 2022, $108 thousand in 2021 and $104 thousand in 2020.

A group that includes Gary W. Rollins, Pamela R. Rollins, Amy Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power. RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is currently a party to an operating lease agreement with 255 RC, LLC for a period of five years. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $200 thousand in 2022, $200 thousand in 2021 and $200 thousand in 2020 for the corporate aircraft. The Company has a payable to 255 RC, LLC of $1.6 million as of December 31, 2022 and $1.4 million as of December 31, 2021. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2022, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC and the undistributed earnings represented in retained earnings was approximately $580 thousand.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

(in thousands)	2022	2021	2020
Technical Services:
Pressure Pumping	$846,939	$369,028	$221,597
Downhole Tools	374,081	247,019	195,052
Coiled Tubing	140,889	88,946	51,616
Nitrogen	39,596	38,773	30,213
Snubbing	28,028	15,408	8,016
All other	86,830	55,872	49,994
Total Technical Services	$1,516,363	$815,046	$556,488

Support Services:
Rental Tools	$62,780	$32,167	$25,280
All other	22,619	17,716	16,534
Total Support Services	$85,399	$49,883	$41,814

Total revenues	$1,601,762	$864,929	$598,302

The accounting policies of the reportable segments are the same as those described in Note 1. RPC evaluates the performance of its segments based on revenues, operating profits and return on invested capital. Gains or losses on disposition of assets are reviewed by the CODM on a consolidated basis, and accordingly the Company does not report gains or losses at the segment level. Inter-segment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results.

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2022, 2021 and 2020 are shown in the following table:

				Gain on	Pension Settlement,
	Technical	Support		disposition of	Impairment and
(in thousands)	Services	Services	Corporate	assets, net	other charges		Total
2022
Revenues	$1,516,363	$85,399	$—	$—	$—		$1,601,762
Operating profit (loss)	281,622	18,095	(17,660)	8,804	(2,921)	(1)	287,940
Capital expenditures	126,327	12,320	905	—	—		139,552
Depreciation and amortization	73,016	9,840	161	—	—		83,017
Identifiable assets	823,434	80,104	225,475	—	—		1,129,013
2021
Revenues	$815,046	$49,883	$—	$—	$—		$864,929
Operating profit (loss)	24,434	(5,725)	(13,300)	10,882	—		16,291
Capital expenditures	59,316	7,012	1,317	—	—		67,645
Depreciation and amortization	62,667	9,752	267	—	—		72,686
Identifiable assets	580,406	69,345	214,614	—	—		864,365
2020
Revenues	$556,488	$41,814	$—	$—	$—		$598,302
Operating (loss) profit	(82,525)	(6,714)	(12,426)	9,523	(217,493)	(2)	(309,635)
Capital expenditures	54,327	10,224	514	—	—		65,065
Depreciation and amortization	80,877	14,377	276	—	—		95,530
Identifiable assets	499,764	64,457	226,284	—	—		790,505

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

(1)	Represents $2,921 related to pension settlement loss.
(2)	Represents $212,292 related to technical services, $4,660 related to pension settlement loss and the remainder related to corporate expenses.

The following summarizes revenues for the United States and separately for all international locations combined for the years ended December 31, 2022, 2021 and 2020. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

(in thousands)	2022	2021	2020
United States revenues	$1,569,160	$833,686	$562,390
International revenues	32,602	31,243	35,912
Total revenues	$1,601,762	$864,929	$598,302

Note 16: Leases

The Company recognizes leases with a duration greater than 12 months on the balance sheet with a Right-Of-Use (ROU) asset and liability at the present value of lease payments over the term. Leases that include rental escalation clauses or renewal options are factored into the determination of lease payments when appropriate. There are no residual value guarantees on the existing leases. The Company estimates its incremental borrowing rate, at lease commencement, to determine the present value of lease payments, since most of the Company’s leases do not provide an implicit rate of return. ROU assets exclude lessor incentives received.

The Company subleases certain real estate to third parties. Our sublease portfolio consists solely of operating leases. As of December 31, 2022, the Company had no operating leases that had not yet commenced. During the year ended December 31, 2022, the Company entered into new leases or modified existing leases that resulted in an increase of ROU assets in exchange for operating lease liabilities as disclosed below.

During the year ended December 31, 2022, the Company purchased assets under an arrangement that was recorded as a finance lease, at the end of its lease term. In addition, the Company continued the short-term leasing arrangement for certain operating equipment until it ended in 2022.

Lease Position:

The table below represents the assets and liabilities related to operating leases recorded on the balance sheet:

December 31,	2022	2021
(in thousands)
Assets:
Finance lease right-of-use assets	$—	$20,327
Operating lease right-of-use assets	$28,864	$24,572

Liabilities:
Current portion of finance lease	—	20,194
Current portion of operating leases	$10,728	$6,387
Long-term operating lease liabilities	19,517	19,719
Total operating lease liabilities	$30,245	$26,106

Lease costs:

The components of finance lease are included in depreciation and amortization and interest expense; operating lease expense are included in costs of goods sold, and selling, general and administrative expenses in the consolidated statements of operations as disclosed below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2022, 2021 and 2020

Year ended December 31,	2022	2021	2020
(in thousands)
Finance lease cost
Amortization of leased assets	$3,390	$1,452	$—
Interest on lease liabilities	283	116	—
Total finance lease cost	$3,673	$1,568	$—

Operating lease cost	$9,615	$7,580	$8,373
Short-term lease cost	9,192	3,626	2,577
Variable lease cost	647	772	624
Sublease income	(1,021)	(831)	(295)
Total operating lease cost	$18,433	$11,147	$11,279

Total lease cost	$22,106	$12,715	$11,279

Other information:
As of December 31,	2022	2021
Cash paid for amounts included in the measurement of lease liabilities – operating leases (in thousands)	$8,742	$10,151
ROU assets obtained in exchange for operating lease liabilities (in thousands)	$12,882	$5,974
ROU assets obtained in exchange for finance lease liabilities (in thousands)	$—	$21,778
Weighted average remaining lease term – finance lease (months)	—	8
Weighted average remaining lease term – operating leases (years)	5.14	5.41
Weighted average discount rate – finance lease	—%	1.68%
Weighted average discount rate – operating leases	3.93%	2.29%

Lease Commitments:

Maturity of lease liabilities - Operating Leases:

As of December 31,	2022	2021
(in thousands)
2022	$—	$7,015
2023	12,091	4,483
2024	6,164	3,619
2025	4,001	2,667
2026	3,380	2,421
2027	2,615	—
Thereafter	6,618	7,742
Total lease payments	34,869	27,947
Less: Amounts representing interest	(4,623)	(1,841)
Present value of lease liabilities	$30,246	$26,106

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

As of the end of the period covered by this report, December 31, 2022 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 27 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2022 and issued a report thereon which is included on page 28 of this report.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors and director nominees will be included in the RPC Proxy Statement for its 2023 Annual Meeting of Stockholders, in the section titled “ Information Regarding Director Nominees and Continuing Directors.” This information is incorporated herein by reference. Information about executive officers is contained on Page 16 of this document.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2023 Annual Meeting of Stockholders, in the section titled “Board of Directors and Corporate Governance, Meetings and Committees of the Board of Directors – Audit Committee.” This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2023 Annual Meeting of Stockholders, in the sections titled “Human Capital Management and Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Human Capital Management and Compensation Committee Report” and “Executive Compensation.” This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management, and such all officers and directors as a group, will be included in the RPC Proxy Statement for its 2023 Annual Meeting of Stockholders, in the section titled “Stock Ownership of Certain Beneficial Owners and Management.” This information is incorporated herein by reference. Arrangements known to the Company, if any, the operation of which may at a subsequent date result in a change in control of the Company will be included in the RPC Proxy Statement for its 2023 Annual Meeting of Stockholders in the section titled “Certain Relationships and Related Party Transactions.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2022.

	(A)		(C)
	Number of Securities	(B)	Number of Securities Remaining
	To Be Issued Upon	Weighted Average	Available for Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities Reflected in
Plan category	Rights	Warrants and Rights	Column (A)
Equity compensation plans approved by securityholders	—	$—	2,046,199	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	$—	2,046,199

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See Note 13 to the consolidated financial statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2023 Annual Meeting of Stockholders, in the sections titled, “Certain Relationships and Related Party Transactions.” Information regarding director independence will be included in the RPC Proxy Statement for its 2023 Annual Meeting of Stockholders in the section titled “Director Independence and NYSE Requirements.” This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled “Audit Matters, Independent Registered Public Accounting Firm” in the RPC Proxy Statement for its 2023 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to consolidated financial statements and Schedule are filed as part of this report.
2.	The financial statement schedule listed in the accompanying Index to consolidated financial statements and Schedule is filed as part of this report.
3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:
10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).

10.6 Form of Time Lapse Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2004).

10.7 Form of Performance Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2004).

10.8 Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.9	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).
10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).
10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).
10.14	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.15	Summary of Compensation Arrangements with Non-Employee Directors (incorporated herein by reference to Exhibit 10.15 to the form 10-K filed on February 28, 2019)
10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
10.20	Form of award agreement under Performance-Based Incentive Cash Compensation Plan (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on February 28, 2017).

Exhibits (inclusive of item 3 above):

Exhibit Number	Description

3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).
3.1C	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q filed August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated by reference to Exhibit 99 to the Registrant’s Current Report on Form 8-K filed on February 2, 2022).
4	Form of Stock Certificate (incorporated herein by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
4.2	Description of Registrant's Securities. (incorporated herein by reference to Exhibit 4.2 to the Form 10-K filed on February 28, 2021).
10.1	2004 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed on March 24, 2004).
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

10.6	Form of Time Lapse Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 2, 2004).
10.7	Form of Performance Restricted Stock Grant Agreement (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on November 2, 2004).
10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

Exhibit Number	Description

10.9	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).
10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).
10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).
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

10.22 10.23

Amendment to No. 5 to Credit Agreement dated as of July 26, 2020 among RPC, Bank of America, N.A., certain other lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99 to the Registrants Form 8-K filed on October 1, 2020).

Amendment to No. 6 to Credit Agreement dated as of June 22, 2022 among RPC, Bank of America, N.A., certain other lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99 to the Registrants Current Report on Form 8-K filed on June 23, 2022).

21	Subsidiaries of RPC
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer
95.1	Mine Safety Disclosure
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description

101.DEF	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report for the year ended December 31, 2022, formatted in Inline XBRL

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, Inc.

/s/	Ben M. Palmer

Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

February 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ben M. Palmer
Ben M. Palmer	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2023

/s/ Michael L. Schmit
Michael L. Schmit	Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 27, 2023

The Directors of RPC (listed below) executed a power of attorney, appointing Ben M. Palmer their attorney-in-fact, empowering him to sign this report on their behalf.

Richard A. Hubbell, Director	Gary W. Rollins, Director
Jerry W. Nix, Director	Patrick J. Gunning, Director
Susan R. Bell, Director	John F. Wilson, Director
Pamela R. Rollins, Director	Amy R. Kreisler, Director
Timothy C. Rollins, Director

/s/	Ben M. Palmer
Ben M. Palmer
Director and as Attorney-in-fact
February 27, 2023

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended
	December 31, 2022, 2021 and 2020
	Balance at	Charged to			Balance
	Beginning	Costs and	Net (Deductions)		at End of
(in thousands)	of Period	Expenses	Recoveries		Period
Year ended December 31, 2022
Credit loss allowance for accounts receivable	$6,765	$2,029	$(1,716)	(1)	$7,078
Deferred tax asset valuation allowance	$865	$—	$125	(2)	$990
Reserve for obsolete or slow moving inventory	$13,236	$4,080	$(1,942)	(3)	$15,374
Year ended December 31, 2021
Credit loss allowance for accounts receivable	$4,815	$4,019	$(2,069)	(1)	$6,765
Deferred tax asset valuation allowance	$490	$—	$375	(2)	$865
Reserve for obsolete or slow moving inventory	$13,829	$5,016	$(5,609)	(3)	$13,236
Year ended December 31, 2020
Credit loss allowance for accounts receivable	$5,181	$342	$(708)	(1)	$4,815
Deferred tax asset valuation allowance	$471	$—	$19	(2)	$490
Reserve for obsolete or slow moving inventory	$10,467	$5,826	$(2,464)	(3)	$13,829

(1)	Net (deductions) recoveries in the credit loss allowance principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	The valuation allowance for deferred tax assets is increased or decreased each year to reflect the state and foreign net operating losses and capital losses that management believes will not be utilized before they expire.
(3)	Net (deductions) recoveries in the reserve for obsolete or slow moving inventory principally reflect the write-off and/ or disposal of previously reserved inventory.