Form 10-Q
period 2023-03-31
RPC INC
filed 2023-04-28
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of April 21, 2023, RPC, Inc. had 216,369,714 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(In thousands)

	March 31,	December 31,
	2023	2022
ASSETS	(Unaudited)
Cash and cash equivalents	$177,904	$126,424
Accounts receivable, net of allowance for credit losses of $5,920 in 2023 and $7,078 in 2022	400,359	416,568
Inventories	98,073	97,107
Income taxes receivable	24,346	42,403
Prepaid expenses	16,028	17,753
Other current assets	2,914	3,086
Total current assets	719,624	703,341
Property, plant and equipment, less accumulated depreciation of $768,195 in 2023 and $775,334 in 2022	375,461	333,093
Operating lease right-of-use assets	28,801	28,864
Goodwill	32,150	32,150
Other assets	31,794	31,565
Total assets	$1,187,830	$1,129,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$114,357	$115,213
Accrued payroll and related expenses	19,968	33,161
Accrued insurance expenses	4,097	3,232
Accrued state, local and other taxes	5,987	4,296
Income taxes payable	513	499
Pension liabilities	1,150	9,610
Current portion of operating lease liabilities	10,578	10,728
Other accrued expenses	1,864	1,864
Total current liabilities	158,514	178,603
Long-term accrued insurance expenses	9,167	7,149
Long-term retirement plan liabilities	22,559	23,106
Deferred income taxes	44,990	37,473
Long-term operating lease liabilities	19,638	19,517
Other long-term liabilities	5,267	5,430
Total liabilities	260,135	271,278
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 216,369,714 and 216,609,191 shares issued and outstanding in 2023 and 2022, respectively	21,637	21,661
Capital in excess of par value	—	—
Retained earnings	909,335	856,013
Accumulated other comprehensive loss	(3,277)	(19,939)
Total stockholders’ equity	927,695	857,735
Total liabilities and stockholders’ equity	$1,187,830	$1,129,013

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Revenues	$476,668	$284,624
COSTS AND EXPENSES:
Cost of revenues	305,250	208,837
Selling, general and administrative expenses	42,197	36,240
Pension settlement charge	17,375	—
Depreciation and amortization	24,125	19,466
Gain on disposition of assets, net	(2,936)	(2,954)
Operating income	90,657	23,035
Interest expense	(72)	(178)
Interest income	1,855	15
Other income, net	761	504
Income before income taxes	93,201	23,376
Income tax provision	21,677	8,297
Net income	$71,524	$15,079
Earnings per share
Basic	$0.33	$0.07
Diluted	$0.33	$0.07
Dividends paid per share	$0.04	$—

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Net income	$71,524	$15,079
Other comprehensive income:
Pension adjustment and reclassification adjustment, net of taxes	16,678	195
Foreign currency translation	(16)	116
Comprehensive income	$88,186	$15,390

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands)

(Unaudited)

	Three months ended March 31, 2023
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2022	216,609	$21,661	$—	$856,013	$(19,939)	$857,735
Stock issued for stock incentive plans, net	1,149	115	1,687	—	—	1,802
Stock purchased and retired	(1,388)	(139)	(1,687)	(9,523)	—	(11,349)
Net income	—	—	—	71,524	—	71,524
Dividends	—	—	—	(8,679)	—	(8,679)
Pension adjustment, net of taxes	—	—	—	—	16,678	16,678
Foreign currency translation	—	—	—	—	(16)	(16)
Balance, March 31, 2023	216,370	$21,637	$—	$909,335	$(3,277)	$927,695

	Three months ended March 31, 2022
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2021	215,629	$21,563	$—	$640,936	$(20,708)	$641,791
Stock issued for stock incentive plans, net	1,037	104	1,393	—	—	1,497
Stock purchased and retired	(190)	(19)	(1,393)	502	—	(910)
Net income	—	—	—	15,079	—	15,079
Pension adjustment, net of taxes	—	—	—	—	195	195
Foreign currency translation	—	—	—	—	116	116
Balance, March 31, 2022	216,476	$21,648	$—	$656,517	$(20,397)	$657,768

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$71,524	$15,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	24,131	19,343
Stock-based compensation expense	1,802	1,497
Gain on disposition of assets, net	(2,936)	(2,954)
Deferred income tax provision	2,536	6,975
Pension settlement charge	17,375	-
(Increase) decrease in assets:
Accounts receivable	16,209	(26,586)
Income taxes receivable	18,057	1,056
Inventories	(959)	(5,326)
Prepaid expenses	1,725	(3,771)
Other current assets	141	677
Other non-current assets	(236)	2,875
Increase (decrease) in liabilities:
Accounts payable	(3,389)	(168)
Income taxes payable	14	326
Accrued payroll and related expenses	(13,193)	6,529
Accrued insurance expenses	865	(4,749)
Accrued state, local and other taxes	1,691	1,091
Other accrued expenses	(1,074)	(1,746)
Pension and retirement plans liabilities	(4,723)	(2,548)
Long-term accrued insurance expenses	2,018	(1,142)
Other long-term liabilities	945	1,790
Net cash provided by operating activities	132,523	8,248

INVESTING ACTIVITIES
Capital expenditures	(65,300)	(19,084)
Proceeds from sale of assets	4,285	3,825
Net cash used for investing activities	(61,015)	(15,259)

FINANCING ACTIVITIES
Payment of dividends	(8,679)	—
Cash paid for common stock purchased and retired	(11,349)	(910)
Cash paid for finance lease	—	(1,323)
Net cash used for financing activities	(20,028)	(2,233)

Net increase (decrease) in cash and cash equivalents	51,480	(9,244)
Cash and cash equivalents at beginning of period	126,424	82,433
Cash and cash equivalents at end of period	$177,904	$73,189

Supplemental cash flows disclosure:
Income tax payments (refunds), net	$922	$(333)
Interest paid	$41	$43
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$11,866	$7,020

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

The accompanying unaudited consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (RPC or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements have been prepared in accordance with Accounting Standards Codification (ASC) Topic 810, “Consolidation” and Rule 3A-02(a) of Regulation S-X. In accordance with ASC Topic 810 and Rule 3A-02 (a) of Regulation S-X, the Company’s policy is to consolidate all subsidiaries and investees where it has voting control.

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022.

A group that includes Gary W. Rollins, Pamela R. Rollins, Amy Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

2. RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards:

●	ACCOUNTING STANDARDS UPDATE (ASU) No. 2021-08: Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: The amendments in this ASU address diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination, by adopting guidance requiring an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer would recognize and measure the acquired contract assets and contract liabilities in the same manner that they were recognized and measured in the acquiree's financial statements before the acquisition. The Company adopted these provisions in the first quarter of 2023 prospectively to future business combinations and the adoption did not have a material impact on its consolidated financial statements.

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

	March 31,	December 31,
(in thousands)	2023	2022
Unbilled trade receivables	$83,032	$103,498

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

	Three months ended
	March 31
(in thousands)	2023	2022
Net income available for stockholders	$71,524	$15,079
Less: Adjustments for earnings attributable to participating securities	(1,136)	(208)
Net income used in calculating earnings per share	$70,388	$14,871

Weighted average shares outstanding (including participating securities)	217,152	216,242
Adjustment for participating securities	(3,503)	(2,990)
Shares used in calculating basic and diluted earnings per share	213,649	213,252

5.    STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others incentive and non-qualified stock options and restricted shares. As of March 31, 2023, there were 906,053 shares available for grant.

In the first quarter of 2023, the Company issued time-lapse restricted shares to certain employees that will vest ratably over a period of four years. In addition, the Company granted performance share unit awards to its executive officers and certain other employees that vest based on the achievement of pre-established financial performance targets and relative total shareholder return performance. The awards will be issued at different levels based on the performance achieved with a cliff vesting at the end of fiscal year ending 2025. The Company evaluated the portion of the award that are probable to vest and has accrued compensation expense at 100 percent of the target award.

Stock-based employee compensation expense for both the time-lapse restricted shares and performance share unit awards was as follows:

	Three months ended
	March 31,
(in thousands)	2023	2022
Pre-tax expense	$1,802	$1,497
After tax expense	$1,382	$1,130

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2023:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2023	3,248,728	$6.87
Granted	1,180,400	9.60
Vested	(803,264)	8.69
Forfeited	(31,514)	8.84
Non-vested shares at March 31, 2023	3,594,350	$7.35

The total fair value of shares vested was $7.4 million during the three months ended March 31, 2023 and $2.8 million during the three months ended March 31, 2022. Excess tax benefits or deficits realized from tax compensation deductions in excess of, or lower than, compensation expense are recorded as either a beneficial or detrimental discrete income tax adjustment. This was a favorable adjustment of $133 thousand for the three months ended March 31, 2023 and a detrimental adjustment of $669 thousand for the three months ended March 31, 2022. The table above does not include any of the activity related to performance share unit awards since they are not currently issued or vested.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended
	March 31,
(in thousands)	2023	2022
Technical Services:
Pressure Pumping	$264,801	$119,898
Downhole Tools	107,404	81,070
Coiled Tubing	40,066	26,850
Nitrogen	12,097	7,603
Snubbing	7,091	6,212
All other	20,532	24,716
Total Technical Services	$451,991	$266,349

Support Services:
Rental Tools	$17,676	$13,063
All other	7,001	5,212
Total Support Services	$24,677	$18,275

Total revenues	$476,668	$284,624

The following summarizes revenues for the United States and separately for all international locations combined for the three months ended March 31, 2023 and 2022. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

	Three months ended
	March 31,
(in thousands)	2023	2022
United States revenues	$469,387	$275,345
International revenues	7,281	9,279
Total revenues	$476,668	$284,624

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information with respect RPC’s reportable segments for the three months ended March 31, 2023 and 2022 are shown in the following table:

	Three months ended
	March 31,
(in thousands)	2023	2022
Revenues:
Technical Services	$451,991	$266,349
Support Services	24,677	18,275
Total revenues	$476,668	$284,624
Operating income:
Technical Services	$103,533	$21,811
Support Services	6,644	2,780
Corporate expenses	(5,081)	(4,510)
Pension settlement charge	(17,375)	—
Gain on disposition of assets, net	2,936	2,954
Total operating income	$90,657	$23,035
Interest expense	(72)	(178)
Interest income	1,855	15
Other income, net	761	504
Income before income taxes	$93,201	$23,376

As of and for the three months ended	Technical	Support
March 31, 2023	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$22,008	$2,104	$13	$24,125
Capital expenditures	63,002	1,313	985	65,300
Identifiable assets	851,689	82,530	253,611	1,187,830

As of and for the three months ended	Technical	Support
March 31, 2022	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$16,974	$2,427	$65	$19,466
Capital expenditures	16,624	2,410	50	19,084
Identifiable assets	616,961	74,021	200,186	891,168

7.    CURRENT EXPECTED CREDIT LOSSES

The Company utilizes an expected credit loss model for valuing its accounts receivable, a financial asset measured at amortized cost. The Company is exposed to credit losses primarily from providing oilfield services. The Company’s expected allowance for credit losses for accounts receivable is based on historical collection experience, current and future economic and market conditions and a review of the current status of customers’ account receivable balances. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers’ financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible and recoveries of amounts previously written off are recorded when collected.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Three months ended March 31,	2023	2022
(in thousands)
Beginning balance	$7,078	$6,765
Provision for current expected credit losses	1,074	1,131
Write-offs	(2,232)	(1,708)
Recoveries collected (net of expenses)	—	2
Ending balance	$5,920	$6,190

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

	March 31,	December 31,
(in thousands)	2023	2022
Raw materials and supplies	$96,478	$95,384
Finished goods	1,595	1,723
Ending balance	$98,073	$97,107

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

10.    PENSION AND RETIREMENT PLANS LIABILITIES

The following represents the net periodic benefit cost and related components of the Company’s multiemployer Retirement Income Plan (Plan), a trusteed defined benefit pension plan:

	Three months ended March 31,
December 31,	2023	2022
(in thousands)
Interest cost	$40	$243
Expected return on Plan assets	—	—
Amortization of net losses	220	253
Settlement loss	17,375	—
Net periodic benefit cost	$17,635	$496

During the first quarter of 2023, as part of the termination of the Plan, the Company completed an annuity purchase to transfer the risk from the Plan to a commercial annuity provider for substantially all of the remaining Plan participants through the liquidation of investments in the Plan and an additional cash contribution of $4.0 million. As part of this transfer, the Company

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

recognized a pre-tax, non-cash settlement charge of $17.4 million representing the accelerated recognition of actuarial losses. The Company continues to utilize an expected return on plan assets of zero percent for the current period due to the nature of investments and their short-term duration. Additionally, the Company recorded a payable for approximately $430 thousand to Marine Products Corporation (MPC), which represents reimbursement of funds paid using MPC’s assets in the Plan to settle the Company’s participant liabilities. The Company plans to repay the amounts owed to MPC in the second quarter of 2023. The Company did not contribute to this Plan during the three months ended March 31, 2022.

The Company expects to recognize an estimated additional pre-tax, non-cash settlement charge of approximately $820 thousand and make an additional cash contribution to the plan of $1.2 million, in the second quarter of 2023. The final amount of settlement charge is subject to change based on the actual return on plan assets. The Company currently expects the Plan to be fully terminated in the second quarter of 2023.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan SERP). The Company maintains certain securities primarily in mutual funds and company-owned life insurance (COLI) policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling $24.6 million as of March 31, 2023 and $24.2 million as of December 31, 2022. Trading gains related to the SERP assets totaled approximately $400 thousand during the three months ended March 31, 2023, compared to trading losses of approximately $1.5 million during the three months ended March 31, 2022. The SERP assets are reported in non-current Other assets in the accompanying Consolidated Balance Sheets and changes in the fair value of these assets are reported in the accompanying Consolidated Statements of Operations as compensation cost in Selling, general and administrative expenses.

The SERP liabilities include participant deferrals net of distributions and are stated at fair value of approximately $22.6 million as of March 31, 2023 and $23.1 million as of December 31, 2022. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Long-term retirement plan liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities represented unrealized gains of approximately $417 thousand during the three months ended March 31, 2023, compared to unrealized losses of approximately $1.4 million during the three months ended March 31, 2022.

11.    NOTES PAYABLE TO BANKS

The Company has a revolving Credit Agreement with Bank of America and four other lenders which provides for a line of credit of up to $100.0 million, including a $35.0 million letter of credit subfacility, and a $35.0 million swingline subfacility. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company's 100 percent owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. The Credit Agreement’s maturity date is June 22, 2027.

The Credit Agreement has three financial covenants. When RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50.0 million: (i) the consolidated leverage ratio cannot exceed 2.50:1.00 and (ii) the debt service coverage ratio must be equal to or greater than 2.00:1.00; otherwise, the minimum tangible net worth must be greater than or equal to $400.0 million.

As of March 31, 2023, the Company was in compliance with all covenants.

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

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.7 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining unamortized balance of $312 thousand at March 31, 2023 is classified as part of non-current Other assets.

As of March 31, 2023, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $17.4 million; therefore, a total of $82.6 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2023	2022
Interest incurred	$59	$65
Interest paid	41	43

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

For the three months ended March 31, 2023, the effective rate reflects a provision of 23.3 percent compared to a provision of 35.5 percent for the comparable period in the prior year. The decrease in effective tax rate is primarily related to an increase in pretax income together with favorable discrete adjustments for the quarter ended March 31, 2023.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of March 31, 2023 and December 31, 2022:

Fair Value Measurements at March 31, 2023 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$307	$307	$—	$—
Investments measured at net asset value	$24,575

Fair Value Measurements at December 31, 2022 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$305	$305	$—	$—
Investments measured at net asset value	$24,175

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance or investment company. Significant observable inputs, in addition to quoted market prices, were used to value the equity securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended March 31, 2023, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at March 31, 2023 and December 31, 2022. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 11. The Company is subject to interest rate risk, to the extent there are outstanding borrowings on the variable component of the interest rate.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive (loss) income consists of the following (in thousands):

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2022	$(17,307)	$(2,632)	$(19,939)
Change during the period:
Before-tax amount	4,065	(16)	4,049
Tax expense	(935)		(935)
Pension settlement charge, net of taxes	13,379		13,379
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	169	—	169
Total activity for the period	16,678	(16)	16,662
Balance at March 31, 2023	$(629)	$(2,648)	$(3,277)
(1)	Reported as part of Selling, general and administrative expenses.

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2021	$(18,071)	$(2,637)	$(20,708)
Change during the period:
Before-tax amount	—	116	116
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	195	—	195
Total activity for the period	195	116	311
Balance at March 31, 2022	$(17,876)	$(2,521)	$(20,397)
(1)	Reported as part of Selling, general and administrative expenses.

15. CASH PAID FOR COMMON STOCK PURCHASED AND RETIRED

The Company has a stock buyback program to repurchase up to 41,578,125 shares in the open market of which 7,115,820 shares remained available to be repurchased as of March 31, 2023. The program does not have a preset expiration date. Repurchases of shares of the company’s common stock may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. See Note 16 for a subsequent event relating to the stock buyback program.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Shares purchased for withholding taxes represent taxes due upon vesting of time-lapse restricted shares granted to employees. Total share repurchases for 2023 and 2022 year to date are detailed below:

	Three months ended			Three months ended
	March 31, 2023			March 31, 2022
	No. of shares	Avg. price	Total cost	No. of shares	Avg. price	Total cost
Shares purchased for withholding taxes	256,003	$9.24	$2,364,914	157,720	$5.77	$909,912
Open market purchases	1,132,364	7.93	8,983,973	—	—	—
Total	1,388,367	$8.17	$11,348,887	157,720	$5.77	$909,912

16. SUBSEQUENT EVENT

On April 25, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable June 9, 2023 to common stockholders of record at the close of business on May 10, 2023. Additionally, the Board of Directors increased the number of shares authorized for repurchase under its stock buyback program by 8.0 million shares for a total remaining available for repurchase of 15,115,820 shares.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also Forward-Looking Statements on page 26.

RPC, Inc. (RPC or the Company) provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest, Rocky Mountain and Appalachian regions, and in selected international locations. The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells. We continuously monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel. Our financial results are affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities.

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022 is incorporated herein by reference. In 2023, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the three months ended March 31, 2023, capital expenditures totaled $65.3 million, primarily for capitalized maintenance and upgrades of our existing equipment. We currently expect capital expenditures to be $250 to $300 million during 2023 and to be directed primarily towards capitalized maintenance of our existing equipment and selected growth opportunities.

During the first quarter of 2023, revenues of $476.7 million increased by $192.0 million or 67.5 percent compared to the same period in the prior year. The increase in revenues is due to improved pricing, higher customer activity levels and a larger active fleet of revenue-producing equipment. International revenues for the first quarter of 2023 decreased 21.5 percent to $7.3 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the foreseeable future.

Cost of revenues increased primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, maintenance and repairs expenses, employment costs and fuel costs. In addition, these costs increased due to higher market prices for materials and supplies, fuel and other raw materials. Cost of revenues as a percentage of revenues decreased due to improved pricing for our services and leverage of direct employment costs.

Selling, general and administrative expenses increased to $42.2 million in the first quarter of 2023 from $36.2 million in the first quarter of 2022 primarily due to increases in variable employment compensation costs consistent with improved financial operating results. Selling, general and administrative expenses decreased from 12.7 percent of revenues in the first quarter of 2022 to 8.9 percent of revenues in the first quarter of 2023 due to leverage of costs that are relatively fixed during the short term over higher revenues. Additionally, in connection with the final termination of our pension plan, the Company recorded a non-cash pension settlement charge of $17.4 million in the first quarter of 2023.

Income before income taxes was $93.2 million for the three months ended March 31, 2023 compared to $23.4 million during the same period of 2022. Diluted earnings per share were $0.33 for the three months ended March 31, 2023 compared to $0.07 per share in the same period of 2022. Cash provided by operating activities increased to $132.5 million for the three months ended March 31, 2023 compared to $8.2 million in the same period of 2022 primarily due to a significant increase in earnings, coupled with favorable changes in working capital.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,083 during the fourth quarter of 2018 (Source: Baker Hughes, Inc.). Between the fourth quarter of 2018 and the third quarter of 2020, the drilling rig count fell by 77 percent. During the third quarter of 2020, the U.S. domestic drilling rig count reached the lowest level recorded up to that time. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets resulting from the decline in global oil demand associated with the COVID-19 pandemic which began in the first quarter of 2020. Rig count during the first quarter of 2023 increased 19.5 percent compared to the first quarter of 2022.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. Following the trough of the most recent oilfield downturn in the second quarter of 2020, the price of oil rose by more than 250 percent to the third quarter of 2022 compared to the average price of oil in the second quarter of 2020. The price of natural gas has risen by over 300 percent during the same time period. Following a low price of $0.23 per gallon in the first quarter of 2020, the price of benchmark natural gas liquids rose to $1.08 per gallon in the third quarter of 2022 (Source: U.S. Energy Information Administration). In addition, oil and gas prices experienced increases beginning in February 2022 due to concerns about potential world-wide supply constraints resulting from the Russian invasion of Ukraine. Although the price increases in these commodities have recently moderated from their highs, RPC believes that they remain above levels sufficient to motivate our customers to maintain drilling and completion activities.

The Russian invasion of Ukraine during the first quarter of 2022 prompted Western European countries to curtail or eliminate their purchases of natural gas from Russia. As a result, the demand for liquified natural gas from the United States increased significantly, which increased the price for natural gas in the United States to its highest level since 2008 and encouraged additional investment in liquified natural gas production facilities in the United States. These factors have been offset by warm weather and the idling of a major liquified natural gas facility in the U.S. contributing to the recent decline in price of natural gas. Despite the recent decline in price, we believe the favorable long-term outlook for natural gas provided by the U.S. oil and gas industry is sufficient to encourage our customers to maintain their natural gas-directed exploration and production activities.

The majority of the U.S. domestic rig count remains directed towards oil. In the first quarter of 2023, approximately 79 percent of the U.S. domestic rig count was directed towards oil, compared to 82 percent in the same quarter of the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. However, we believe that natural gas-directed drilling will increase in the future because of favorable long-term market dynamics. This projected higher demand should drive increased activity in most of the basins in which RPC operates.

We continue to monitor the market for our services and the competitive environment, including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets. The growing efficiency in recent years with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market. We believe that most of the feasible efficiency gains have been realized, and a number of our smaller competitors have ceased operations. These factors, combined with the increase in drilling and completion activities and the improvement in commodity prices, leads us to believe that the competitive market for our services improved during 2022 and early 2023 and we expect demand will continue to improve during the near term.

During 2022, RPC completed payment under a finance lease arrangement for a new Tier 4 dual-fuel pressure pumping fleet that went to work during the fourth quarter of 2021 and refurbished an existing fleet that was placed into service during 2022. Additionally, the Company has ordered a pressure pumping fleet that will be completely placed into service during the second quarter of 2023, replacing existing older equipment that will be sent out for refurbishment. We have selectively upgraded our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection. RPC’s response to our industry’s current higher activity levels and improved service pricing is primarily to maintain and upgrade our current fleet capacity of revenue-producing equipment. We will remain highly disciplined about adding new incremental revenue-producing equipment capacity and will only expand when we believe the projected financial returns of such capital expenditures meet our financial return criteria. The Company is allocating capital in the coming year to maintain the capacity of its pressure pumping fleet to offset anticipated future fleet retirements.

RPC, INC. AND SUBSIDIARIES

Results of Operations

	Three months ended
	March 31,
	2023	2022
Consolidated revenues [in thousands]	$476,668	$284,624
Revenues by business segment [in thousands]:
Technical	$451,991	$266,349
Support	24,677	18,275

Consolidated operating income [in thousands]	$90,657	$23,035
Operating income (loss) by business segment [in thousands]:
Technical	$103,533	$21,811
Support	6,644	2,780
Corporate	(5,081)	(4,510)
Pension settlement charges	(17,375)	—
Gain on disposition of assets, net	2,936	2,954

Percentage cost of revenues to revenues	64.0%	73.4%
Percentage selling, general & administrative expenses to revenues	8.9%	12.7%
Percentage depreciation and amortization expense to revenues	5.1%	6.8%
Average U.S. domestic rig count	760	636
Average natural gas price (per thousand cubic feet (mcf))	$2.7	$4.7
Average oil price (per barrel)	$76.0	$95.1

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THREE MONTHS ENDED MARCH 31, 2022

Revenues. Revenues of $476.7 million for the three months ended March 31, 2023 increased 67.5 percent compared to the three months ended March 31, 2022. Domestic revenues of $469.4 million increased 70.5 percent for the three months ended March 31, 2023 compared to the same period in the prior year. The increase in revenues was primarily due to improved pricing, higher customer activity levels and a larger active fleet of pressure pumping equipment. International revenues of $7.3 million decreased 21.5 percent for the three months ended March 31, 2023 compared to the same period in the prior year.

During the first quarter of 2023, the average price of oil was 20.1 percent lower and the average price of natural gas was 43.2 percent lower, both as compared to the same period in the prior year. The average domestic rig count during the first quarter of 2023 was 19.5 percent higher than the same period in 2022.

The Technical Services segment revenues for the first quarter of 2023 increased by 69.7 percent compared to the same period of the prior year due to higher customer activity levels, improved pricing and a larger fleet of pressure pumping equipment in service. Technical Services reported operating income of $103.5 million during the first quarter of 2023 compared to operating income of $21.8 million in the first quarter of 2022. The Support Services segment revenues for the first quarter of 2023 increased by 35.0 percent compared to the same period in the prior year, primarily due to higher activity levels and improved pricing within rental tools. Support Services reported operating income of $6.6 million for the first quarter of 2023 compared to an operating income of $2.8 million for the first quarter of 2022.

Cost of revenues. Cost of revenues increased 46.2 percent to $305.3 million for the three months ended March 31, 2023 compared to $208.8 million for the three months ended March 31, 2022. Cost of revenues increased primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, maintenance and repairs expenses, employment costs and fuel costs. In addition, these costs increased due to higher market prices for materials and supplies, fuel and other raw materials. Cost of revenues, as a percentage of revenues, decreased from 73.4 percent in the first quarter of 2022 to 64.0 percent in the first quarter of 2023 primarily due to improved pricing for our services and leverage of direct employment costs.

RPC, INC. AND SUBSIDIARIES

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $42.2 million for the three months ended March 31, 2023 compared to $36.2 million for the three months ended March 31, 2022, primarily due to increases in variable employee compensation costs consistent with improved operating financial results. Selling, general and administrative expenses, as a percentage of revenues, decreased from 12.7 percent in the first quarter of 2022 to 8.9 percent in the first quarter of 2023 due to leverage of costs that are relatively fixed during the short term over higher revenues.

Pension settlement charge. There was no pension settlement charge for the three months ended March 31, 2022 compared to $17.4 million for the three months ended March 31, 2023. See note 10 of the notes to the consolidated financial statements for more information.

Depreciation and amortization. Depreciation and amortization increased 23.9 percent to $24.1 million for the three months ended March 31, 2023, compared to $19.5 million for the three months ended March 31, 2022. Depreciation and amortization increased due to capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $2.9 million for the three months ended March 31, 2023 compared to a gain on disposition of assets, net of $3.0 million for the three months ended March 31, 2022. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $761 thousand for the three months ended March 31, 2023 compared to other income, net of $504 thousand for the same period in the prior year.

Interest expense and interest income. Interest expense was $72 thousand for the three months ended March 31, 2023 compared to $178 thousand for the three months ended March 31, 2022. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income increased to $1.9 million compared to $15 thousand in the prior year due to a higher average cash balance coupled with higher interest rates.

Income tax provision. Income tax provision was $21.7 million during the three months ended March 31, 2023 compared to $8.3 million tax provision for the same period in 2022. The effective tax rate was 23.3 percent for the three months ended March 31, 2023 compared to a 35.5 percent effective tax rate for the three months ended March 31, 2022. The increase in income tax provision is related to an increase in pretax income. The decrease in the effective tax rate resulted from higher pretax income which diluted the impact of the unfavorable permanent and favorable discrete adjustments.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents increased $51.5 million to $177.9 million as of March 31, 2023 compared to cash and cash equivalents of $126.4 million as of December 31, 2022. This increase is primarily due to an increase in net income in the first three months of 2023 compared to the prior year.

The following table sets forth the historical cash flows for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$132,523	$8,248
Net cash used for investing activities	(61,015)	(15,259)
Net cash used for financing activities	(20,028)	(2,233)

Cash provided by operating activities for the three months ended March 31, 2023 increased by $124.3 million compared to the three months ended March 31, 2022. Cash provided by operating activities for the three months ended March 31, 2023 includes net income of $71.5 million, coupled with favorable changes in accounts receivable of $16.2 million primarily due to improved collections and taxes receivable of $18.1 million primarily due to the reclass of tax refunds from long-term. These were partially offset

RPC, INC. AND SUBSIDIARIES

by unfavorable changes in other components of our working capital (accounts payable and accrued payroll) totaling $16.6 million. The net favorable changes in working capital were the result of accounts receivable receipts in the first three months of 2023.

Cash used for investing activities for the three months ended March 31, 2023 increased by $45.8 million compared to the three months ended March 31, 2022, primarily due to an increase in capital expenditures primarily due to the timing of new equipment deliveries and consistent with higher business activity levels and an environment of improved pricing for our services.

Cash used for financing activities for the three months ended March 31, 2023 increased by $17.8 million primarily due to resumption of cash dividends paid to common stockholders in the first quarter of 2023, coupled with repurchase of the Company’s shares on the open market and for taxes related to the vesting of restricted shares.

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2023 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company’s decisions relating to the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not currently expect to utilize our revolving credit facility to meet these liquidity requirements.

The majority of our cash and cash equivalents are held at a single financial institution and are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). This financial institution is among the largest in the United States and we believe it is a safe place to hold our deposits.

The Company currently has a $100.0 million revolving credit facility that matures in June 2027 as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. In the second quarter of 2022, the Company further amended the revolving credit facility. Among other matters, the amendment (1) extends the termination date for revolving loans from July 26, 2023 to June 22, 2027, (2) replaces LIBOR with Term SOFR as an interest rate option in connection with revolving loan borrowings and reduces the applicable rate margins by approximately 25.0 basis points at each pricing level, (3) introduces a 1.00% per annum floor for base rate borrowings, (4) permits the issuance of letters of credit in currencies other than U.S. dollars. As of December 31, 2022, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $17.4 million; therefore, a total of $82.6 million of the facility was available. The Company was in compliance with the credit facility financial covenants as of March 31, 2023. For additional information with respect to RPC’s facility, see Note 11 of the consolidated financial statements.

Cash Requirements

The Company currently expects that capital expenditures to be $250 to $300 million in 2023 and will be directed towards both capitalized maintenance of our existing equipment and selected growth opportunities. The Company is allocating capital to maintain the capacity of its pressure pumping fleet to offset anticipated future fleet retirements. During 2022, RPC completed payment under a finance lease arrangement for a new Tier 4 dual-fuel pressure pumping fleet that went to work during the fourth quarter of 2021 and refurbished an existing fleet that was placed into service during 2022. Additionally, the Company ordered a pressure pumping fleet in 2022 that will be completely placed into service during the second quarter of 2023, replacing existing older equipment that will be sent out for refurbishment. The actual amount of capital expenditures will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

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

During the first quarter of 2023, the Company made a cash contribution of $4.0 million to its Retirement Income Plan and currently expects to make a final cash contribution of approximately $1.2 million in the second quarter of 2023.

The Company has a stock buyback program to repurchase up to 41,578,125 shares in the open market of which 7,115,820 shares remained available to be repurchased as of March 31, 2023. Subsequent to quarter end, the Board of Directors increased the number of

RPC, INC. AND SUBSIDIARIES

shares authorized for repurchase under its stock buyback program by 8.0 million shares for a total remaining available for repurchase of 15,115,820 shares. During the three months ended March 31, 2023, 1,132,364 shares were purchased in the open market. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On April 25, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable June 9, 2023 to common stockholders of record at the close of business on May 10, 2023. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices, and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide services to the Company’s customers. In recent years, the price of labor and raw materials have been increasing due to improving oilfield activity and labor shortages caused by the departure of skilled labor from the domestic oilfield industry in prior years.

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

RELATED PARTY TRANSACTIONS

Marine Products Corporation

In conjunction with the spin-off of its former power boat manufacturing segment conducted through Chaparral Boats, Inc., RPC and Marine Products Corporation (Marine Products) entered into various agreements that define the companies’ relationship. RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $306 thousand for the three months ended March 31, 2023 and $253 thousand for the comparable period in 2022.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $715 thousand for the three months ended March 31, 2023 and $348 thousand for the three months ended March 31, 2022.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. Gary W. Rollins is Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on three months’ notice. The services covered by these agreements include office space, selected administrative services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $3 thousand for the three months ended March 31, 2023 and $26 thousand for the three months ended March 31, 2022.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $50 thousand for each of the three months ended March 31, 2023 and March 31, 2022.

During the first quarter of 2023, as part of the termination of the Defined benefit pension plan, RPC completed an annuity purchase to transfer the risk from the Plan to a commercial annuity provider for substantially all of the remaining Plan participants

RPC, INC. AND SUBSIDIARIES

through the liquidation of investments in the Plan. In connection with this, the Company recorded a payable of approximately $430 thousand to Marine Products which represents reimbursement of funds paid using Marine Product’s assets in the Plan to settle its participant liabilities as of March 31, 2023 and expects to repay these amounts in the second quarter of 2023.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes in the critical accounting policies since year-end.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include, without limitation, statements regarding: our ability to continue to monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel; the effect of geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities on our financial results; our strategy of utilizing equipment in unconventional basins; our expectation that capital expenditures will be $250 to $300 million during 2023 and our expectation that such expenditures will be directed primarily towards capitalized maintenance of our existing equipment and selected growth opportunities; our plans to continue to pursue international growth opportunities; our belief that international revenues will continue to be less than ten percent of our consolidated revenues in the foreseeable future; our belief that oil and gas price increases during the past year are favorable for our business and our belief that such price increases have encouraged our customers to increase drilling and completion activities; our belief that higher prices for natural gas and additional investments in natural gas infrastructure should encourage our customers to increase their natural gas-directed exploration and production activities; our belief that oil-directed drilling will remain the majority of domestic drilling and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near-term; our belief that natural gas-directed drilling will increase in natural gas-directed basins in the United States because of favorable long-term market dynamics and our belief that this projected higher demand should drive increased activity in most of the basins in which we operate; our plans to continue to monitor the market for our services and the competitive environment and related impact on our equipment fleets; our belief that the growing efficiency with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market; our belief that most of the feasible efficiency gains have been realized and that a number of our smaller competitors have ceased operations; our belief that the competitive market for our services will improve during the near term; our plans to remain highly disciplined for about adding new incremental revenue-producing equipment capacity and to expand only when we believe the projected financial returns of such capital expenditures meet our financial return criteria; our plans to allocate capital to maintain the capacity of our pressure pumping fleet to offset anticipated fleet requirements; our plans to refurbish an existing fleet that will be activated in 2023 and our expectations regarding the delivery of a pressure pumping fleet in the first half of 2023; the strength of our financial condition; expectations about our plan to terminate the Plan in the second quarter of 2023; our plans with respect to our stock buyback program; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to

RPC, INC. AND SUBSIDIARIES

meet our requirements for at least the next twelve months; our belief that we will not need our revolving credit facility to meet our liquidity requirements; our expectations to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC earnings, financial condition and other relevant factors; estimates made with respect to our critical accounting policies; the effect of new accounting standards; the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition; and the impact of lawsuits, legal proceedings and claims on our financial position and results of operation.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the combined impact of the OPEC disputes and the COVID-19 pandemic on our operating results, possible declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services, the actions of the OPEC cartel, the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico, competition in the oil and gas industry, the Company’s ability to implement price increases, the potential impact of possible future regulations on hydraulic fracturing on our business, risks of international operations, and reliance on large customers. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of March 31, 2023, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, March 31, 2023 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

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

RPC, INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS

General Risks.

Our cash and cash equivalents are held primarily at a single financial institution.

The majority of our cash and cash equivalents are held at a single financial institution and are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). This financial institution is among the largest in the United States and we believe it is a safe place to hold our deposits. However, we may be subject to losses in excess of the FDIC insured limit in the event of a failure of this financial institution and the subsequent lack of intervention by the federal government.

See additional risk factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 to January 31, 2023	253,669	(2)	$9.23	—	8,248,184
February 1, 2023 to February 28, 2023	2,334	(2)	9.80	—	8,248,184
March 1, 2023 to March 31, 2023	1,132,364	(1)	7.93	1,132,364	7,115,820
Total	1,388,367		$8.17	1,132,364	7,115,820
(1)	The Company has a stock buyback program to repurchase up to 41,578,125 shares in the open market of which 7,115,820 shares remained available to be repurchased as of March 31, 2023. Subsequent to quarter end, the Board of Directors increased the number of shares authorized for repurchase under its stock buyback program by 8.0 million shares for a total remaining available for repurchase of 15,115,820 shares. During the three months ended March 31, 2023, 1,132,364 shares were purchased on the open market.
(2)	Represent shares repurchased by the Company in connection with taxes related to vesting of certain restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

RPC, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. effective October 26, 2021 (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2021).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.24	Form of Performance Share Unit Award Agreement.
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL)

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Ben M. Palmer
Date: April 28, 2023	Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael L. Schmit
Date: April 28, 2023	Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)