Form 10-Q
period 2023-06-30
RPC INC
filed 2023-07-28
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

Commission File No. 001-08726

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

As of July 21, 2023, RPC, Inc. had 216,408,974 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(In thousands)

	June 30,	December 31,
	2023	2022
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$100,535	$126,424
Accounts receivable, net of allowance for credit losses of $6,574 in 2023 and $7,078 in 2022	393,609	416,568
Inventories	104,194	97,107
Income taxes receivable	53,148	42,403
Prepaid expenses	14,427	17,753
Purchase of business - advance (Note 16)	78,982	—
Other current assets	3,440	3,086
Total current assets	748,335	703,341
Property, plant and equipment, less accumulated depreciation of $782,144 in 2023 and $775,334 in 2022	387,988	333,093
Operating lease right-of-use assets	27,331	28,864
Goodwill	32,150	32,150
Other assets	32,384	31,565
Total assets	$1,228,188	$1,129,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$88,006	$115,213
Accrued payroll and related expenses	26,099	33,161
Accrued insurance expenses	5,165	3,232
Accrued state, local and other taxes	6,417	4,296
Income taxes payable	404	499
Pension liabilities	—	9,610
Current portion of operating lease liabilities	9,201	10,728
Other accrued expenses	1,807	1,864
Total current liabilities	137,099	178,603
Long-term accrued insurance expenses	9,640	7,149
Long-term retirement plan liabilities	23,526	23,106
Deferred income taxes	47,028	37,473
Long-term operating lease liabilities	19,555	19,517
Other long-term liabilities	3,938	5,430
Total liabilities	240,786	271,278
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 216,408,974 and 216,609,191 shares issued and outstanding in 2023 and 2022, respectively	21,641	21,661
Capital in excess of par value	—	—
Retained earnings	968,023	856,013
Accumulated other comprehensive loss	(2,262)	(19,939)
Total stockholders’ equity	987,402	857,735
Total liabilities and stockholders’ equity	$1,228,188	$1,129,013

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$415,858	$375,507	$892,526	$660,131
Cost of revenues	265,786	260,917	571,036	469,754
Selling, general and administrative expenses	43,604	35,879	85,801	72,119
Pension settlement charges	911	—	18,286	—
Depreciation and amortization	26,203	20,094	50,328	39,560
Gain on disposition of assets, net	(3,015)	(1,798)	(5,951)	(4,752)
Operating income	82,369	60,415	173,026	83,450
Interest expense	(73)	(222)	(145)	(400)
Interest income	2,698	128	4,553	143
Other income, net	631	79	1,392	583
Income before income taxes	85,625	60,400	178,826	83,776
Income tax provision	20,612	13,461	42,289	21,758
Net income	$65,013	$46,939	$136,537	$62,018
Earnings per share
Basic	$0.30	$0.22	$0.63	$0.29
Diluted	$0.30	$0.22	$0.63	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$65,013	$46,939	$136,537	$62,018
Other comprehensive income:
Pension adjustment and reclassification adjustment, net of taxes	576	195	17,254	390
Foreign currency translation	439	65	423	181
Comprehensive income	$66,028	$47,199	$154,214	$62,589

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands)

(Unaudited)

	Six months ended June 30, 2023
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2022	216,609	$21,661	$—	$856,013	$(19,939)	$857,735
Stock issued for stock incentive plans, net	1,149	115	1,687	—	—	1,802
Stock purchased and retired	(1,388)	(139)	(1,687)	(9,523)	—	(11,349)
Net income	—	—	—	71,524	—	71,524
Dividends	—	—	—	(8,679)	—	(8,679)
Pension adjustment, net of taxes	—	—	—	—	16,678	16,678
Foreign currency translation	—	—	—	—	(16)	(16)
Balance, March 31, 2023	216,370	$21,637	$—	$909,335	$(3,277)	$927,695
Stock issued for stock incentive plans, net	40	4	2,312	—	—	2,316
Stock purchased and retired	(1)	—	(2,312)	2,310	—	(2)
Net income	—	—	—	65,013	—	65,013
Dividends	—	—	—	(8,635)	—	(8,635)
Pension adjustment, net of taxes	—	—	—	—	576	576
Foreign currency translation	—	—	—	—	439	439
Balance, June 30, 2023	216,409	$21,641	$—	$968,023	$(2,262)	$987,402

	Six months ended June 30, 2022
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2021	215,629	$21,563	$—	$640,936	$(20,708)	$641,791
Stock issued for stock incentive plans, net	1,037	104	1,393	—	—	1,497
Stock purchased and retired	(190)	(19)	(1,393)	502	—	(910)
Net income	—	—	—	15,079	—	15,079
Pension adjustment, net of taxes	—	—	—	—	195	195
Foreign currency translation	—	—	—	—	116	116
Balance, March 31, 2022	216,476	$21,648	$—	$656,517	$(20,397)	$657,768
Stock issued for stock incentive plans, net	186	18	1,677	—	—	1,695
Stock purchased and retired	—	—	(1,677)	1,677	—	—
Net income	—	—	—	46,939	—	46,939
Pension adjustment, net of taxes	—	—	—	—	195	195
Foreign currency translation	—	—	—	—	65	65
Balance, June 30, 2022	216,662	$21,666	$—	$705,133	$(20,137)	$706,662

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$136,537	$62,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	50,570	39,863
Stock-based compensation expense	4,118	3,192
Gain on disposition of assets, net	(5,951)	(4,752)
Deferred income tax provision	4,401	7,788
Pension settlement charges	18,286	-
(Increase) decrease in assets:
Accounts receivable	23,017	(98,745)
Income taxes receivable	(10,745)	13,027
Inventories	(7,001)	(11,172)
Prepaid expenses	3,327	1,054
Other current assets	(297)	540
Other non-current assets	(833)	5,290
Increase (decrease) in liabilities:
Accounts payable	(30,646)	23,824
Income taxes payable	(95)	(128)
Accrued payroll and related expenses	(7,075)	8,881
Accrued insurance expenses	1,933	(4,530)
Accrued state, local and other taxes	2,121	3,077
Other accrued expenses	(2,938)	(2,351)
Pension and retirement plans liabilities	(5,068)	(4,429)
Long-term accrued insurance expenses	2,491	(1,840)
Other long-term liabilities	1,406	2,246
Net cash provided by operating activities	177,558	42,853

INVESTING ACTIVITIES
Capital expenditures	(104,488)	(50,578)
Proceeds from sale of assets	8,688	7,148
Purchase of business - advance (Note 16)	(78,982)	—
Net cash used for investing activities	(174,782)	(43,430)

FINANCING ACTIVITIES
Payment of dividends	(17,314)	—
Cash paid for common stock purchased and retired	(11,351)	(910)
Cash paid for finance lease	—	(2,713)
Net cash used for financing activities	(28,665)	(3,623)

Net decrease in cash and cash equivalents	(25,889)	(4,200)
Cash and cash equivalents at beginning of period	126,424	82,433
Cash and cash equivalents at end of period	$100,535	$78,233

Supplemental cash flows disclosure:
Income tax payments, net	$48,553	$872
Interest paid	$83	$123
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$12,769	$8,248

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

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

2. RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards:

ACCOUNTING STANDARDS UPDATE (ASU) No. 2021-08: Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: The amendments in this ASU address diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination, by adopting guidance requiring an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer would recognize and measure the acquired contract assets and contract liabilities in the same manner that they were recognized and measured in the acquiree's financial statements before the acquisition. The Company adopted these provisions in the second quarter of 2023 prospectively to future business combinations and the adoption did not have a material impact on its consolidated financial statements.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

markets. RPC manages its business as either (1) services offered on the well site with equipment and personnel (Technical Services) or (2) services and tools offered off the well site (Support Services). For more detailed information about operating segments, see Note 6.

RPC contracts with its customers to provide the following services by reportable segment:

Technical Services

●Includes pressure pumping, downhole tools services, coiled tubing, nitrogen, snubbing and other oilfield related services including wireline, well control, fishing, pump down services and cementing.

Support Services

●Rental tools – RPC rents tools to its customers for use with onshore and offshore oil and gas well drilling, completion and workover activities.
●Other support services include oilfield pipe inspection services, pipe management and pipe storage, well control training and consulting.

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

	June 30,	December 31,
(in thousands)	2023	2022
Unbilled trade receivables	$60,139	$103,498

Substantially all of the unbilled trade receivables disclosed were or are expected to be invoiced during the following quarter.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

	Three months ended		Six months ended
	June 30		June 30
(in thousands)	2023	2022	2023	2022
Net income available for stockholders	$65,013	$46,939	$136,537	$62,018
Less: Adjustments for earnings attributable to participating securities	(1,056)	(695)	(2,193)	(886)
Net income used in calculating earnings per share	$63,957	$46,244	$134,344	$61,132

Weighted average shares outstanding (including participating securities)	216,398	216,565	216,762	216,403
Adjustment for participating securities	(3,584)	(3,206)	(3,544)	(3,090)
Shares used in calculating basic and diluted earnings per share	212,814	213,359	213,218	213,313

5.    STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others incentive and non-qualified stock options and restricted shares. As of June 30, 2023, there were 866,487 shares available for grant.

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

Stock-based employee compensation expense for the three and six months ended June 30, 2023 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Pre-tax expense	$2,316	$1,695	$4,118	$3,192
After tax expense	$1,744	$1,279	$3,126	$2,409

The following is a summary of the changes in non-vested restricted shares for the six months ended June 30, 2023:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2023	3,248,728	$6.87
Granted	1,235,728	9.50
Vested	(858,425)	8.60
Forfeited	(47,276)	8.22
Non-vested shares at June 30, 2023	3,578,755	$7.35

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of shares vested was $7.8 million during the six months ended June 30, 2023 and $2.8 million during the six months ended June 30, 2022. Excess tax benefits or deficits realized from tax compensation deductions in excess of, or lower than, compensation expense are recorded as either a beneficial or detrimental discrete income tax adjustment. This was a favorable adjustment of $165 thousand for the six months ended June 30, 2023 and a detrimental adjustment of $669 thousand for the six months ended June 30, 2022. The table above does not include any of the activity related to performance share unit awards since they are not currently issued or vested.

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

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Technical Services:
Pressure Pumping	$209,820	$194,641	$474,621	$314,539
Downhole Tools	101,589	89,927	208,993	170,997
Coiled Tubing	38,355	36,315	78,421	63,165
Nitrogen	12,719	10,789	24,816	18,392
Snubbing	7,672	7,025	14,763	13,237
All other	19,863	17,406	40,395	42,122
Total Technical Services	$390,018	$356,103	$842,009	$622,452

Support Services:
Rental Tools	$18,334	$14,314	$36,010	$27,377
All other	7,506	5,090	14,507	10,302
Total Support Services	$25,840	$19,404	$50,517	$37,679

Total revenues	$415,858	$375,507	$892,526	$660,131

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes revenues for the United States and separately for all international locations combined for the three and six months ended June 30, 2023 and 2022. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
United States revenues	$409,431	$368,824	$878,818	$644,169
International revenues	6,427	6,683	13,708	15,962
Total revenues	$415,858	$375,507	$892,526	$660,131

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

Summarized financial information with respect RPC’s reportable segments for the three and six months ended June 30, 2023, and 2022 are shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Revenues:
Technical Services	$390,018	$356,103	$842,009	$622,452
Support Services	25,840	19,404	50,517	37,679
Total revenues	$415,858	$375,507	$892,526	$660,131
Operating income:
Technical Services	$77,017	$59,827	$180,550	$81,638
Support Services	7,920	3,334	14,564	6,114
Corporate expenses	(4,672)	(4,544)	(9,753)	(9,054)
Pension settlement charges	(911)	—	(18,286)	—
Gain on disposition of assets, net	3,015	1,798	5,951	4,752
Total operating income	$82,369	$60,415	$173,026	$83,450
Interest expense	(73)	(222)	(145)	(400)
Interest income	2,698	128	4,553	143
Other income, net	631	79	1,392	583
Income before income taxes	$85,625	$60,400	$178,826	$83,776

As of and for the six months ended	Technical	Support
June 30, 2023	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$45,580	$4,723	$25	$50,328
Capital expenditures	97,317	5,285	1,886	104,488
Identifiable assets	853,837	87,972	286,379	1,228,188

As of and for the six months ended	Technical	Support
June 30, 2022	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$34,682	$4,752	$126	$39,560
Capital expenditures	43,418	7,066	94	50,578
Identifiable assets	702,162	76,205	186,712	965,079

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Six months ended June 30,	2023	2022
(in thousands)
Beginning balance	$7,078	$6,765
Provision for current expected credit losses	1,678	762
Write-offs	(2,300)	(1,708)
Recoveries collected (net of expenses)	118	12
Ending balance	$6,574	$5,831

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

	June 30,	December 31,
(in thousands)	2023	2022
Raw materials and supplies	$102,391	$95,384
Finished goods	1,803	1,723
Ending balance	$104,194	$97,107

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.    PENSION AND RETIREMENT PLANS LIABILITIES

The following represents the net periodic benefit cost and related components of the Company’s multiemployer Retirement Income Plan (Plan), a trusteed defined benefit pension plan:

	Three months ended June 30,		Six months ended June 30,
December 31,	2023	2022	2023	2022
(in thousands)
Interest cost	$1	$243	$41	$486
Expected return on Plan assets	—	—	—	—
Amortization of net losses	4	252	224	505
Settlement loss	911	—	18,286	—
Net periodic benefit cost	$916	$495	$18,551	$991

During the second quarter of 2023, as part of the termination of the Plan, the Company transferred approximately $1.2 million to a government agency for participants that were not included in the first quarter transfer of liabilities to a commercial annuity provider. The Company made a total cash contribution to the plan of $5.4 million during the six months ended June 30, 2023. As part of this transfer, the Company recognized a pre-tax, non-cash settlement charge of $911 thousand in the second quarter of 2023, which represents the accelerated recognition of actuarial losses. In addition, the Company paid $482 thousand to Marine Products, during the second quarter of 2023, to reimburse funds paid using Marine Product’s assets in the Plan to settle its participant liabilities. The Company did not contribute to this Plan during the six months ended June 30, 2022.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (SERP). The Company maintains certain securities primarily in mutual funds and company-owned life insurance policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling $25.4 million as of June 30, 2023 and $24.2 million as of December 31, 2022. Trading gains related to the SERP assets totaled approximately $808 thousand during the three months ended June 30, 2023, compared to trading losses of approximately $2.6 million during the three months ended June 30, 2022. Trading gains related to the SERP assets totaled approximately $1.2 million during the six months ended June 30, 2023, compared to trading losses of approximately $4.1 million during the six months ended June 30, 2022. The SERP assets are reported in non-current Other assets in the accompanying Consolidated Balance Sheets and changes in the fair value of these assets are reported in the accompanying Consolidated Statements of Operations as compensation cost in Selling, general and administrative expenses.

The SERP liabilities include participant deferrals, net of distributions, and are stated at fair value of approximately $23.5 million as of June 30, 2023 and $23.1 million as of December 31, 2022. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Long-term retirement plan liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities resulted in unrealized gains of approximately $872 thousand during the three months ended June 30, 2023, compared to unrealized losses of approximately $2.5 million during the three months ended June 30, 2022. Changes in the fair value of the SERP liabilities resulted in unrealized gains of approximately $1.3 million during the six months ended June 30, 2023, compared to unrealized losses of approximately $3.9 million during the six months ended June 30, 2022.

11.    NOTES PAYABLE TO BANKS

The Company has a revolving Credit Agreement with Bank of America and four other lenders which provides for a line of credit of up to $100.0 million, including a $35.0 million letter of credit subfacility, and a $35.0 million swingline subfacility. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company's 100 percent owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. The Credit Agreement has a maturity date of June 22, 2027.

The Credit Agreement contains three financial covenants. When RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50.0 million: (i) the consolidated leverage ratio cannot exceed 2.50:1.00 and (ii) the debt service coverage ratio must be equal to or greater than 2.00:1.00; otherwise, the minimum tangible net worth must be greater than or equal to $400.0 million.

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023, the Company was in compliance with all covenants.

Revolving loans under the amended revolving credit facility bear interest at one of the following two rates at the Company’s election:

●	Term SOFR; plus, a margin ranging from 1.25% to 2.25%, based on a quarterly consolidated leverage ratio calculation, and an additional SOFR Adjustment ranging from 0.10% to 0.30% depending upon maturity length; or
●	the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s publicly announced, “prime rate,” (c) the Term SOFR plus 1.00%, or (d) 1.00%; in each case plus a margin that ranges from 0.25% to 1.25% based on a quarterly consolidated leverage ratio calculation.

In addition, the Company pays an annual fee ranging from 0.20% to 0.30%, based on a quarterly consolidated leverage ratio calculation, on the unused portion of the credit facility.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.7 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining unamortized balance of approximately $300 thousand at June 30, 2023 is classified as part of non-current Other assets.

As of June 30, 2023, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.4 million; therefore, a total of $83.6 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Interest incurred	$61	$63	$120	$128
Interest paid	42	80	83	123

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

For the three months ended June 30, 2023, the effective rate reflects a provision of 24.1 percent compared to a provision of 22.3 percent for the comparable period in the prior year. For the six months ended June 30, 2023, the effective rate reflects a provision of 23.6 percent compared to a provision of 26.0 percent for the comparable period in the prior year. The decrease in the comparative effective tax rate year to date is primarily due to favorable discrete items.

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of June 30, 2023 and December 31, 2022:

Fair Value Measurements at June 30, 2023 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$284	$284	$—	$—
Investments measured at net asset value	$25,385

Fair Value Measurements at December 31, 2022 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$305	$305	$—	$—
Investments measured at net asset value	$24,175

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance or investment company. Significant observable inputs, in addition to quoted market prices, were used to value the equity securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended June 30, 2023, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at June 30, 2023 and December 31, 2022. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 11. The Company is subject to interest rate risk, to the extent there are outstanding borrowings on the variable component of the interest rate.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive (loss) income consists of the following (in thousands):

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2022	$(17,307)	$(2,632)	$(19,939)
Change during the period:
Before-tax amount	3,897	423	4,320
Tax expense	(896)	—	(896)
Pension settlement charges, net of taxes	14,080	—	14,080
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	173	—	173
Total activity for the period	17,254	423	17,677
Balance at June 30, 2023	$(53)	$(2,209)	$(2,262)
(1)	Reported as part of Selling, general and administrative expenses.

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2021	$(18,071)	$(2,637)	$(20,708)
Change during the period:
Before-tax amount	—	181	181
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	390	—	390
Total activity for the period	390	181	571
Balance at June 30, 2022	$(17,681)	$(2,456)	$(20,137)
(1)	Reported as part of Selling, general and administrative expenses.

15. CASH PAID FOR COMMON STOCK PURCHASED AND RETIRED

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market, including an additional 8,000,000 shares authorized for repurchase by the Board of Directors in the second quarter of 2023. As of June 30, 2023, 15,115,820 shares remained available to be repurchased. The program does not have a preset expiration date. Repurchases of shares of the Company’s common stock may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.

Shares purchased for withholding taxes represent taxes due upon vesting of time-lapse restricted shares granted to employees. Total share repurchases for 2023 and 2022 year to date are detailed below:

	Six months ended			Six months ended
	June 30, 2023			June 30, 2022
	No. of shares	Avg. price	Total cost	No. of shares	Avg. price	Total cost
Shares purchased for withholding taxes	256,309	$9.24	$2,367,178	157,720	$5.77	$909,912
Open market purchases	1,132,364	7.93	8,983,973	—	—	—
Total	1,388,673	$8.17	$11,351,151	157,720	$5.77	$909,912

RPC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. SUBSEQUENT EVENTS

Acquisition of Spinnaker Oilwell Services, LLC.

Effective July 1, 2023, the Company completed its acquisition of all of the outstanding equity interests in Spinnaker Oilwell Services, LLC ("Spinnaker"), pursuant to a Merger Agreement ("Merger Agreement") with Catapult Energy Services Group, LLC, as the representative of the Sellers.

Spinnaker, which is headquartered in Oklahoma City, Oklahoma, is a leading provider of oilfield cementing services in the Permian and Mid-Continent basins. Spinnaker operates two facilities located in El Reno, OK and Hobbs, NM and maintains 18 full-service cementing spreads. This acquisition will significantly expand RPC's cementing business from its presence in South Texas to basins in which we currently provide other services.

The purchase price was $79.5 million for 100 percent of Spinnaker’s equity. The acquisition was effective July 1, 2023 and amounts advanced as of June 30, 2023, consisted of approximately $77.0 million in cash and a $2.0 million pay-off of capital lease liabilities. Additionally, the Company assumed $518 thousand of capital lease liabilities effective July 1, 2023. The agreement contains a post-closing adjustment window for an agreed-upon level of Spinnaker’s working capital, as well as other usual and customary items, which we expect to finalize during the third quarter of 2023. Spinnaker will be included in the Technical Services Segment, post-acquisition.

As of June 30, 2023, $79.0 million, representing the cash portion of the purchase price, has been recorded as Purchase of business – advance in the current assets section of the Consolidated Balance Sheets. The assumption of $518 thousand in capital lease liabilities was effective on July 1, 2023, and is therefore not reflected in the June 30, 2023 financial statements. In addition, the Company recorded $243 thousand related to representations and warranties, and directors’ and officers’ insurance in Prepaid expenses on the Consolidated Balance Sheets as of June 30, 2023. Acquisition-related transaction costs of $616 thousand were recorded during the second quarter of 2023 and are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

The Company will account for this transaction as a purchase of business under the acquisition method of accounting. The required disclosures under ASC 805, "Business Combinations" will be included in the Quarterly Report on Form 10-Q for the period ended September 30, 2023.

Dividends

On July 25, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable September 11, 2023 to common stockholders of record at the close of business on August 10, 2023.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022 is incorporated herein by reference. In 2023, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the six months ended June 30, 2023, capital expenditures totaled $104.5 million, primarily for new tier four dual fuel equipment that was placed into service during the quarter, coupled with capitalized maintenance and upgrades of our existing equipment. We currently expect capital expenditures to be $200 to $250 million during 2023 and to be directed primarily towards capitalized maintenance of our existing equipment and selected growth opportunities.

During the second quarter of 2023, revenues of $415.9 million increased by $40.4 million or 10.7 percent compared to the same period in the prior year. The increase in revenues is due to improved pricing, higher customer activity levels and a larger active fleet of revenue-producing equipment. International revenues for the second quarter of 2023 decreased 3.8 percent to $6.4 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the foreseeable future.

Cost of revenues increased in the second quarter of 2023 compared to the same period in the prior year, primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, maintenance and repairs expenses, employment costs and fuel costs. Cost of revenues as a percentage of revenues decreased primarily due to improved pricing for our services as well as reduced maintenance expenses due to a decrease in the average age of our equipment.

Selling, general and administrative expenses increased to $43.6 million in the second quarter of 2023 from $35.9 million in the second quarter of 2022 primarily due to costs related to the settlement of a vendor dispute and the acquisition of Spinnaker Oilwell Services. Selling, general and administrative expenses increased from 9.6 percent of revenues in the second quarter of 2022 to 10.5 percent of revenues in the second quarter of 2023.

Income before income taxes was $85.6 million for the three months ended June 30, 2023 compared to $60.4 million during the same period of 2022. Diluted earnings per share were $0.30 for the three months ended June 30, 2023 compared to $0.22 per share in the same period of 2022. Cash provided by operating activities increased to $177.6 million for the six months ended June 30, 2023 compared to $42.9 million in the same period of 2022 primarily due to a significant increase in earnings.

RPC, INC. AND SUBSIDIARIES

Outlook

Drilling activity in the U.S. domestic oilfields, as measured by the rotary drilling rig count, reached a cyclical peak of 1,083 during the fourth quarter of 2018 (Source: Baker Hughes, Inc.). Between the fourth quarter of 2018 and the third quarter of 2020, the drilling rig count fell by 77 percent. During the third quarter of 2020, the U.S. domestic drilling rig count reached the lowest level recorded up to that time. The principal catalyst for this steep rig count decline was the decrease in the price of oil in the world markets resulting from the decline in global oil demand associated with the COVID-19 pandemic which began in the first quarter of 2020. The drilling rig count during the second quarter of 2023 was relatively unchanged compared to the second quarter of 2022.

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. Following the trough of the most recent oilfield downturn in the second quarter of 2020, the price of oil rose by more than 250 percent in the third quarter of 2022 compared to the average price of oil in the second quarter of 2020. The price of natural gas has risen by over 300 percent during the same time period. Following a low price of $0.23 per gallon in the second quarter of 2020, the price of benchmark natural gas liquids rose to $1.25 per gallon in the third quarter of 2022 (Source: U.S. Energy Information Administration). In addition, oil and gas prices experienced increases beginning in February 2022 due to concerns about potential world-wide supply constraints resulting from the Russian invasion of Ukraine. Although the price increases in these commodities have recently moderated from their highs, RPC believes that they remain above levels sufficient to motivate our customers to maintain drilling and completion activities.

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

The majority of the U.S. domestic rig count remains directed towards oil. In the second quarter of 2023, approximately 79 percent of the U.S. domestic rig count was directed towards oil, compared to 82 percent in the same quarter of the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. However, we believe that natural gas-directed drilling will increase in the future because of favorable long-term market dynamics. This projected higher demand for oil and natural gas should drive increased activity in most of the basins in which RPC operates.

We continue to monitor the market for our services and the competitive environment, including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets. The growing efficiency in recent years with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market. We believe that most of the feasible efficiency gains have been realized, and a number of our smaller competitors have ceased operations. These factors, combined with the increase in drilling and completion activities and the improvement in commodity prices, leads us to believe that the competitive market for our services improved during 2022 and early 2023, and despite what we believe is a temporary moderation of customer drilling and completion activity we expect demand will continue to improve over the next several quarters.

During 2022, RPC completed payment under a finance lease arrangement for a new Tier 4 dual-fuel pressure pumping fleet that went to work during the fourth quarter of 2021 and refurbished an existing fleet that was placed into service during 2022. Additionally, during the second quarter of 2023 the Company placed into service another pressure pumping fleet, replacing existing older equipment sent out for refurbishment. We have selectively upgraded our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection. RPC’s response to our industry’s recent higher activity levels and improved service pricing is primarily to maintain and upgrade our current fleet capacity of revenue-producing equipment. We will remain highly disciplined about adding new incremental revenue-producing equipment capacity and will only expand when we believe the projected financial returns of such capital expenditures meet our financial return criteria. The Company is allocating capital to maintain the capacity of our pressure pumping fleet to offset anticipated future fleet retirements.

Effective July 1, 2023, the Company acquired Spinnaker, a leading provider of oilfield cementing services in the Permian and Mid-Continent basins. The Company expects the acquisition of Spinnaker will expand RPC’s cementing business from its presence in South Texas to basins in which we currently provide other services.

RPC, INC. AND SUBSIDIARIES

Results of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Consolidated revenues [in thousands]	$415,858	$375,507	$892,526	$660,131
Revenues by business segment [in thousands]:
Technical	$390,018	$356,103	$842,009	$622,452
Support	25,840	19,404	50,517	37,679

Consolidated operating income [in thousands]	$82,369	$60,415	$173,026	$83,450
Operating income (loss) by business segment [in thousands]:
Technical	$77,017	$59,827	$180,550	$81,638
Support	7,920	3,334	14,564	6,114
Corporate	(4,672)	(4,544)	(9,753)	(9,054)
Pension settlement charges	(911)	—	(18,286)	—
Gain on disposition of assets, net	3,015	1,798	5,951	4,752

Percentage cost of revenues to revenues	63.9%	69.5%	64.0%	71.2%
Percentage selling, general & administrative expenses to revenues	10.5%	9.6%	9.6%	10.9%
Percentage depreciation and amortization expense to revenues	6.3%	5.4%	5.6%	6.0%
Average U.S. domestic rig count	719	719	740	678
Average natural gas price (per thousand cubic feet (mcf))	$2.2	$7.5	$2.4	$6.1
Average oil price (per barrel)	$73.5	$109.0	$74.8	$102.0

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THREE MONTHS ENDED JUNE 30, 2022

Revenues. Revenues of $415.9 million for the three months ended June 30, 2023 increased 10.7 percent compared to the three months ended June 30, 2022. Domestic revenues of $409.4 million increased 11.0 percent for the three months ended June 30, 2023 compared to the same period in the prior year. The increase in revenues was primarily due to improved pricing, higher customer activity levels and a larger active fleet of pressure pumping equipment. International revenues of $6.4 million decreased 3.8 percent for the three months ended June 30, 2023 compared to the same period in the prior year.

During the second quarter of 2023, the average price of oil was 32.5 percent lower and the average price of natural gas was 71.2 percent lower, both as compared to the same period in the prior year. Oil and gas prices have moderated since the price increases in the prior year due to the Russian invasion of Ukraine but remain at sufficient levels to encourage customer drilling and completion activities. The average domestic rig count during the second quarter of 2023 was unchanged compared to the same period in 2022.

The Technical Services segment revenues for the second quarter of 2023 increased by 9.5 percent compared to the same period of the prior year due to higher customer activity levels, improved pricing and a larger fleet of pressure pumping equipment in service. Technical Services reported operating income of $77.0 million during the second quarter of 2023 compared to operating income of $59.8 million in the second quarter of 2022. The Support Services segment revenues for the second quarter of 2023 increased by 33.2 percent compared to the same period in the prior year, primarily due to higher activity levels and improved pricing within rental tools. Support Services reported operating income of $7.9 million for the second quarter of 2023 compared to an operating income of $3.3 million for the second quarter of 2022. Second quarter 2023 Support Services operating profit increased by $4.6 million compared to the second quarter of the prior year due to higher activity levels, improved pricing, and leverage of higher revenues over costs that are fixed during the short term.

Cost of revenues. Cost of revenues increased 1.9 percent to $265.8 million for the three months ended June 30, 2023 compared to $260.9 million for the three months ended June 30, 2022. Cost of revenues increased primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, maintenance and repairs expenses, employment costs and fuel costs. Cost of revenues, as a percentage of revenues, decreased from 69.5 percent in the second quarter of 2022 to 63.9 percent in the

RPC, INC. AND SUBSIDIARIES

second quarter of 2023 primarily due to improved pricing for our services as well as reduced maintenance expense due to a decrease in the average age of our equipment.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $43.6 million for the three months ended June 30, 2023 compared to $35.9 million for the three months ended June 30, 2022, primarily due to costs related to the settlement of a vendor dispute and the acquisition of Spinnaker Oilwell Services. Selling, general and administrative expenses increased from 9.6 percent of revenues in the second quarter of 2022 to 10.5 percent of revenues in the second quarter of 2023.

Pension settlement charges. Pension settlement charges were $911 thousand for the three months ended June 30, 2023. There were no pension settlement charges for the three months ended June 30, 2022. See note 10 of the notes to the consolidated financial statements for more information.

Depreciation and amortization. Depreciation and amortization increased 30.4 percent to $26.2 million for the three months ended June 30, 2023, compared to $20.1 million for the three months ended June 30, 2022. Depreciation and amortization increased due to capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $3.0 million for the three months ended June 30, 2023 compared to a gain on disposition of assets, net of $1.8 million for the three months ended June 30, 2022. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $631 thousand for the three months ended June 30, 2023 compared to other income, net of $79 thousand for the same period in the prior year.

Interest expense and interest income. Interest expense was $73 thousand for the three months ended June 30, 2023 compared to $222 thousand for the three months ended June 30, 2022. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income increased to $2.7 million compared to $128 thousand in the prior year due to a higher average cash balance coupled with higher investment yields.

Income tax provision. Income tax provision was $20.6 million during the three months ended June 30, 2023 compared to $13.5 million tax provision for the same period in 2022. The effective tax rate was 24.1 percent for the three months ended June 30, 2023 compared to a 22.3 percent for the three months ended June 30, 2022. The increase in the 2023 effective tax rate is primarily due to unfavorable permanent items.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO SIX MONTHS ENDED JUNE 30, 2022

Revenues. Revenues of $892.5 million for the six months ended June 30, 2023 increased 35.2 percent compared to the six months ended June 30, 2022. Domestic revenues of $878.8 million increased 36.4 percent for the six months ended June 30, 2023 compared to the same period in the prior year. The increase in revenues was primarily due to improved pricing, higher customer activity levels and a larger active fleet of pressure pumping equipment. International revenues of $13.7 million decreased 14.1 percent for the six months ended June 30, 2023 compared to the same period in the prior year.

During the first six months of 2023, the average price of oil was 26.7 percent lower, and the average price of natural gas was 60.4 percent lower, both as compared to the same period in the prior year. The average domestic rig count for the six months ended June 30, 2023 was 9.1 percent higher than the same period in 2022.

The Technical Services segment revenues for the first six months of 2023 increased by 35.3 percent compared to the same period of the prior year due to higher customer activity levels, improved pricing and a larger fleet of pressure pumping equipment in service. Technical Services reported operating income of $180.6 million during the first six months of 2023 compared to operating income of $81.6 million in the same period of 2022. The Support Services segment revenues for the first six months of 2023 increased by 34.1 percent compared to the same period in the prior year, primarily due to higher activity levels and improved pricing within rental tools. Support Services reported operating income of $14.6 million for the first six months of 2023 compared to an operating income of $6.1 million for the same period of 2022.

Cost of revenues. Cost of revenues increased 21.6 percent to $571.0 million for the six months ended June 30, 2023 compared to $469.8 million for the six months ended June 30, 2022. Cost of revenues increased primarily due to increases in expenses consistent

RPC, INC. AND SUBSIDIARIES

with higher activity levels, such as materials and supplies expenses, maintenance and repairs expenses, employment costs and fuel costs. Cost of revenues, as a percentage of revenues, decreased from 71.2 percent for the six months ended June 30, 2022 to 64.0 percent for the six months ended June 30, 2023 primarily due to improved pricing for our services, as well as reduced maintenance expense due to a decrease in the average age of our equipment.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $85.8 million for the six months ended June 30, 2023 compared to $72.1 million for the six months ended June 30, 2022, primarily due to costs related to the settlement of a vendor dispute and the acquisition of Spinnaker Oilwell Services, as well as increases in variable employee compensation costs consistent with improved financial operating results. Selling, general and administrative expenses, as a percentage of revenues, decreased from 10.9 percent in the first six months of 2022 to 9.6 percent in the same period of 2023 primarily due to the leverage of costs that are relatively fixed during the short term over higher revenues, partially offset by the impact of the acquisition of Spinnaker Oilwell Services.

Pension settlement charges. Pension settlement charges were $18.3 million for the six months ended June 30, 2023. There was no pension settlement charge for the six months ended June 30, 2022. See note 10 of the notes to the consolidated financial statements for more information.

Depreciation and amortization. Depreciation and amortization increased 27.2 percent to $50.3 million for the six months ended June 30, 2023, compared to $39.6 million for the six months ended June 30, 2022. Depreciation and amortization increased due to capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $6.0 million for the six months ended June 30, 2023 compared to a gain on disposition of assets, net of $4.8 million for the six months ended June 30, 2022. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $1.4 million for the six months ended June 30, 2023 compared to other income, net of $583 thousand for the same period in the prior year.

Interest expense and interest income. Interest expense was $145 thousand for the six months ended June 30, 2023 compared to $400 thousand for the six months ended June 30, 2022. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income increased to $4.6 million compared to $143 thousand in the prior year due to a higher average cash balance coupled with higher investment yields.

Income tax provision. Income tax provision. Income tax provision was $42.3 million during the six months ended June 30, 2023 compared to $21.8 million tax provision for the same period in 2022. The effective tax rate was 23.6 percent for the six months ended June 30, 2023 compared to a 26.0 percent effective tax rate for the six months ended June 30, 2022. The decrease in the 2023 effective tax rate is primarily due to favorable discrete adjustments.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents decreased $25.9 million to $100.5 million as of June 30, 2023 compared to cash and cash equivalents of $126.4 million as of December 31, 2022. This decrease is primarily due to the advance of cash to fund the purchase of business on June 30, 2023, partially offset by an increase in net income during 2023 compared to the prior year.

The following table sets forth the historical cash flows for the six months ended June 30, 2023 and 2022:

RPC, INC. AND SUBSIDIARIES

	Six months ended June 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$177,558	$42,853
Net cash used for investing activities	(174,782)	(43,430)
Net cash used for financing activities	28,665	(3,623)

Cash provided by operating activities for the six months ended June 30, 2023 increased by $134.7 million compared to the six months ended June 30, 2022. Cash provided by operating activities for the six months ended June 30, 2023 includes net income of $136.5 million, coupled with favorable changes in accounts receivable of $23.0 million primarily due to improved collections, offset by unfavorable changes in other components of our working capital (accounts payable and accrued payroll) totaling $37.7 million primarily due to the timing of payments.

Cash used for investing activities for the six months ended June 30, 2023 increased by $131.4 million compared to the six months ended June 30, 2022, primarily due to the advance of cash to fund the purchase of business on June 30, 2023, coupled with an increase in capital expenditures primarily due to the timing of new equipment deliveries and consistent with higher business activity levels.

Cash used for financing activities for the six months ended June 30, 2023 increased by $25.0 million primarily due to the resumption of cash dividends paid to common stockholders beginning in the third quarter of 2022, coupled with repurchases during the first quarter of 2023 of the Company’s common shares on the open market and repurchases for taxes related to the vesting of restricted shares.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2023 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company’s decisions relating to the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not currently expect to utilize our revolving credit facility to meet these liquidity requirements.

The majority of our cash and cash equivalents are held at a single financial institution and are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). This financial institution is among the largest in the United States and we believe it is a safe place to hold our deposits.

The Company currently has a $100.0 million revolving credit facility that matures in June 2027 as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. In the second quarter of 2022, the Company amended the revolving credit facility. Among other matters, the amendment (1) extends the termination date for revolving loans from July 26, 2023 to June 22, 2027, (2) replaces LIBOR with Term SOFR as an interest rate option in connection with revolving loan borrowings and reduces the applicable rate margins by approximately 0.25% at each pricing level, (3) introduces a 1.00% per annum floor for base rate borrowings, (4) permits the issuance of letters of credit in currencies other than U.S. dollars. As of June 30, 2023, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.4 million; therefore, a total of $83.6 million of the facility was available. The Company was in compliance with the credit facility financial covenants as of June 30, 2023. For additional information with respect to RPC’s facility, see Note 11 of the consolidated financial statements.

Cash Requirements

The Company currently expects capital expenditures to be $200 million to $250 million in 2023 and to be directed towards both capitalized maintenance of our existing equipment and selected growth opportunities. The Company is allocating capital to maintain the capacity of its pressure pumping fleet to offset anticipated future fleet retirements. During the second quarter of 2023 the Company placed into service a new pressure pumping fleet, replacing existing older equipment sent out for refurbishment. The actual amount of capital expenditures in 2023 will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

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

During the first six months of 2023, the Company made cash contributions of $5.4 million to its Retirement Income Plan and currently expects to make minimal contributions for the remainder of the year.

Effective July 1, 2023, the Company acquired Spinnaker, a leading provider of oilfield cementing services in the Permian and Mid-Continent basins. The purchase price was $79.5 million for 100 percent of Spinnaker’s equity. The acquisition was effective July 1, 2023 and amounts advanced as of June 30, 2023, consisted of approximately $77.0 million in cash and a $2.0 million pay-off of capital lease liabilities. Additionally, the Company assumed $518 thousand of capital lease liabilities effective July 1, 2023. The agreement contains a post-closing adjustment window for an agreed-upon level of Spinnaker’s working capital, as well as other usual and customary items, which we expect to finalize during the third quarter of 2023.

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market, including an additional 8,000,000 shares authorized for repurchase by the Board of Directors in the second quarter of 2023. As of June 30, 2023, 15,115,820 shares remained available to be repurchased. During the three months ended June 30, 2023 there were no shares repurchased in the open market primarily due to our self-imposed trading blackout pending the closing of the Spinnaker acquisition. During the first quarter of 2023 the Company repurchased 1,132,364 shares on the open market. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date.

On July 25, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable September 11, 2023 to common stockholders of record at the close of business on August 10, 2023. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices and employs skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide services to the Company’s customers. In recent years, the price of labor and raw materials increased due to higher oilfield activity and labor shortages caused by the departure of skilled labor from the domestic oilfield industry in prior years. These cost increases moderated in the second quarter of 2023 but remain high by historical standards.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

In conjunction with the spin-off of its former power boat manufacturing segment conducted through Chaparral Boats, Inc., RPC and Marine Products Corporation (Marine Products) entered into various agreements that define the companies’ relationship. RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $526 thousand for the six months ended June 30, 2023 and $473 thousand for the comparable period in 2022.

As part of the termination of the Retirement income plan, The Company paid $482 thousand to Marine Products, during the second quarter of 2023, to reimburse funds paid using Marine Product’s assets in the Plan to settle its participant liabilities.

RPC, INC. AND SUBSIDIARIES

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of, or affiliated with the directors of RPC. The total amounts paid to these affiliated parties were $1.1 million for the six months ended June 30, 2023 and $740 thousand for the six months ended June 30, 2022.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. Gary W. Rollins is Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on three months’ notice. The services covered by these agreements include selected administrative services for certain employee benefit programs, and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $3 thousand for the six months ended June 30, 2023 and $52 thousand for the six months ended June 30, 2022.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $100 thousand for each of the six months ended June 30, 2023 and June 30, 2022.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include, without limitation, statements regarding: our ability to continue to monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel; the effect of geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities on our financial results; our strategy of utilizing equipment in unconventional basins; our expectation that capital expenditures will be $200 million to $250 million during 2023 and our expectation that such expenditures will be directed primarily towards capitalized maintenance of our existing equipment and selected growth opportunities; our plans to continue to pursue international growth opportunities; our belief that international revenues will continue to be less than ten percent of our consolidated revenues in the foreseeable future; our belief that current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity; our belief that oil and gas price increases motivate our customers to maintain drilling and completion activities; our belief that the favorable long-term outlook for natural gas provided by the U.S. oil and gas industry is sufficient to encourage our customers to maintain their natural gas-directed exploration and production activities; our belief that oil-directed drilling will remain the majority of domestic drilling and that

RPC, INC. AND SUBSIDIARIES

natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near-term; our belief that natural gas-directed drilling will increase in the future because of favorable long-term market dynamics and our belief that this projected higher demand should drive increased activity in most of the basins in which we operate; our plans to continue to monitor the market for our services and the competitive environment and related impact on our equipment fleets; our belief that the growing efficiency with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market; our belief that most of the feasible efficiency gains have been realized and that a number of our smaller competitors have ceased operations; our belief that the competitive market for our services improved during 2022 and early 2023 and will continue to improve during the near term; our plans to remain highly disciplined for about adding new incremental revenue-producing equipment capacity and to expand only when we believe the projected financial returns of such capital expenditures meet our financial return criteria; our plans to allocate capital to maintain the capacity of our pressure pumping fleet to offset anticipated fleet requirements; our plans to refurbish an existing fleet that will be activated in 2023 and our expectations regarding the delivery of a pressure pumping fleet in the second half of 2023; the strength of our financial condition; our plans with respect to our stock buyback program; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our belief that we will not need our revolving credit facility to meet our liquidity requirements; our expectations to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC earnings, financial condition and other relevant factors; estimates made with respect to our critical accounting policies; the effect of new accounting standards; the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition; and the impact of lawsuits, legal proceedings and claims on our financial position and results of operation.

The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the volatility of oil and natural gas prices; our concentration of customers in the energy industry and periodic downturns; our business depends on capital spending by our customers, many of whom rely on outside financing to fund their operations; dependence on our key personnel; our ability to identify or complete acquisitions; our ability to attract and retain skilled workers; some of our equipment and several types of materials used in providing our services are available from a limited number of suppliers; whether outside financing is available or favorable to us; increasing expectations from customers, investors and other stakeholders regarding our environmental, social and governance practices; our compliance with regulations and environmental laws; the combined impact of the OPEC disputes and the COVID-19 pandemic on our operating results; possible declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services; the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico; competition in the oil and gas industry; the Company’s ability to implement price increases; the potential impact of possible future regulations on hydraulic fracturing on our business; risks of international operations; reliance on large customers; our operations rely on digital systems and processes that are subject to cyber-attacks or other threats; and our cash and cash equivalents are held primarily at a single financial institution. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of June 30, 2023, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

RPC, INC. AND SUBSIDIARIES

management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, June 30, 2023 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting – Management’s evaluation of the effectiveness of the design and operation of its disclosure controls and procedures described above did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

RPC is involved in litigation from time to time in the ordinary course of its business. RPC does not believe that the outcome of such litigation will have a material adverse effect on the financial position or results of operations of RPC.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2023 to April 30, 2023	306	(2)	$7.39	—	15,115,820
May 1, 2023 to May 31, 2023	—		—	—	15,115,820
June 1, 2023 to June 30, 2023	—		—	—	15,115,820
Total	306		$7.39	—	15,115,820
(1)	The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market, including an additional 8,000,000 shares authorized for repurchase by the Board of Directors in the second quarter of 2023. As of June 30, 2023, 15,115,820 shares remained available to be repurchased. During the three months ended June 30, 2023 there were no shares purchased in the open market.
(2)	Represent shares repurchased by the Company in connection with taxes related to vesting of certain restricted shares.

RPC, INC. AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. effective October 26, 2021 (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2021).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.25*	Merger agreement between Catapult services.
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104 *	Cover Page Interactive Data File (formatted as Inline XBRL) Portions of this Exhibit have been omitted pursuant to Item 601(a)(6) of Regulation S-K

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Ben M. Palmer
Date: July 28, 2023	Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael L. Schmit
Date: July 28, 2023	Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)