Form 10-Q
period 2023-09-30
RPC INC
filed 2023-10-26
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of October 20, 2023, RPC, Inc. had 216,228,372 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(In thousands)

	September 30,	December 31,
	2023	2022
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$171,874	$126,424
Accounts receivable, net of allowance for credit losses of $6,910 in 2023 and $7,078 in 2022	326,778	416,568
Inventories	109,969	97,107
Income taxes receivable	62,889	42,403
Prepaid expenses	11,701	17,753
Other current assets	3,228	3,086
Total current assets	686,439	703,341
Property, plant and equipment, less accumulated depreciation of $795,047 in 2023 and $775,334 in 2022	436,336	333,093
Operating lease right-of-use assets	25,567	28,864
Finance lease right-of-use assets	1,101	—
Goodwill	50,824	32,150
Other intangibles, net	13,354	1,084
Other assets	33,752	30,481
Total assets	$1,247,373	$1,129,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$88,389	$115,213
Accrued payroll and related expenses	27,909	33,161
Accrued insurance expenses	6,760	3,232
Accrued state, local and other taxes	6,196	4,296
Income taxes payable	259	499
Pension liabilities	—	9,610
Current portion of operating lease liabilities	7,959	10,728
Accrued expenses and other liabilities	2,640	1,864
Total current liabilities	140,112	178,603
Long-term accrued insurance expenses	9,489	7,149
Long-term retirement plan liabilities	21,898	23,106
Deferred income taxes	50,472	37,473
Long-term operating lease liabilities	19,040	19,517
Long-term finance lease liabilities	882	—
Other long-term liabilities	7,724	5,430
Total liabilities	249,617	271,278
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 216,228,372 and 216,609,191 shares issued and outstanding in 2023 and 2022, respectively	21,623	21,661
Capital in excess of par value	—	—
Retained earnings	978,496	856,013
Accumulated other comprehensive loss	(2,363)	(19,939)
Total stockholders’ equity	997,756	857,735
Total liabilities and stockholders’ equity	$1,247,373	$1,129,013

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$330,417	$459,601	$1,222,943	$1,119,732
Cost of revenues (exclusive of depreciation and amortization shown separately below)	239,084	309,790	810,120	779,544
Selling, general and administrative expenses	42,012	38,243	127,813	110,362
Pension settlement charges	—	—	18,286	—
Depreciation and amortization	28,388	20,941	78,716	60,501
Gain on disposition of assets, net	(1,778)	(1,543)	(7,729)	(6,295)
Operating income	22,711	92,170	195,737	175,620
Interest expense	(101)	(143)	(246)	(543)
Interest income	1,450	329	6,003	472
Other income (expense), net	804	(67)	2,196	516
Income before income taxes	24,864	92,289	203,690	176,065
Income tax provision	6,547	22,949	48,836	44,707
Net income	$18,317	$69,340	$154,854	$131,358
Earnings per share
Basic	$0.08	$0.32	$0.71	$0.61
Diluted	$0.08	$0.32	$0.71	$0.61
Dividends paid per share	$0.04	$0.02	$0.12	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$18,317	$69,340	$154,854	$131,358
Other comprehensive income:
Pension adjustment and reclassification adjustment, net of taxes	—	195	17,254	585
Foreign currency translation	(101)	(90)	322	91
Comprehensive income	$18,216	$69,445	$172,430	$132,034

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands)

(Unaudited)

	Nine months ended September 30, 2023
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2022	216,609	$21,661	$—	$856,013	$(19,939)	$857,735
Stock issued for stock incentive plans, net	1,149	115	1,687	—	—	1,802
Stock purchased and retired	(1,388)	(139)	(1,687)	(9,523)	—	(11,349)
Net income	—	—	—	71,524	—	71,524
Dividends	—	—	—	(8,679)	—	(8,679)
Pension adjustment, net of taxes	—	—	—	—	16,678	16,678
Foreign currency translation	—	—	—	—	(16)	(16)
Balance, March 31, 2023	216,370	$21,637	$—	$909,335	$(3,277)	$927,695
Stock issued for stock incentive plans, net	40	4	2,312	—	—	2,316
Stock purchased and retired	(1)	—	(2,312)	2,310	—	(2)
Net income	—	—	—	65,013	—	65,013
Dividends	—	—	—	(8,635)	—	(8,635)
Pension adjustment, net of taxes	—	—	—	—	576	576
Foreign currency translation	—	—	—	—	439	439
Balance, June 30, 2023	216,409	$21,641	$—	$968,023	$(2,262)	$987,402
Stock issued for stock incentive plans, net	(44)	(4)	1,919	—	—	1,915
Stock purchased and retired	(137)	(14)	(1,919)	790	—	(1,143)
Net income	—	—	—	18,317	—	18,317
Dividends	—	—	—	(8,634)	—	(8,634)
Pension adjustment, net of taxes	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	(101)	(101)
Balance, September 30, 2023	216,228	$21,623	$—	$978,496	$(2,363)	$997,756

	Nine months ended September 30, 2022
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2021	215,629	$21,563	$—	$640,936	$(20,708)	$641,791
Stock issued for stock incentive plans, net	1,037	104	1,393	—	—	1,497
Stock purchased and retired	(190)	(19)	(1,393)	502	—	(910)
Net income	—	—	—	15,079	—	15,079
Pension adjustment, net of taxes	—	—	—	—	195	195
Foreign currency translation	—	—	—	—	116	116
Balance, March 31, 2022	216,476	$21,648	$—	$656,517	$(20,397)	$657,768
Stock issued for stock incentive plans, net	186	18	1,677	—	—	1,695
Stock purchased and retired	—	—	(1,677)	1,677	—	—
Net income	—	—	—	46,939	—	46,939
Pension adjustment, net of taxes	—	—	—	—	195	195
Foreign currency translation	—	—	—	—	65	65
Balance, June 30, 2022	216,662	$21,666	$—	$705,133	$(20,137)	$706,662
Stock issued for stock incentive plans, net	(31)	(3)	1,575	—	—	1,572
Stock purchased and retired	—	—	(1,575)	1,573	—	(2)
Net income	—	—	—	69,340	—	69,340
Pension adjustment, net of taxes	—	—	—	—	195	195
Foreign currency translation	—	—	—	—	(90)	(90)
Dividends declared	—	—	—	(4,267)	—	(4,267)
Balance, September 30, 2022	216,631	$21,663	$—	$771,779	$(20,032)	$773,410

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$154,854	$131,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	78,758	61,352
Stock-based compensation expense	6,033	4,764
Gain on disposition of assets, net	(7,729)	(6,295)
Deferred income tax provision	7,845	13,284
Pension settlement charges	18,286	-
(Increase) decrease in assets:
Accounts receivable	102,591	(211,375)
Income taxes receivable	(20,486)	13,038
Inventories	(11,506)	(14,708)
Prepaid expenses	6,437	2,907
Other current assets	(167)	(83)
Other non-current assets	(2,341)	6,393
Increase (decrease) in liabilities:
Accounts payable	(31,569)	42,700
Income taxes payable	(240)	(139)
Accrued payroll and related expenses	(5,245)	10,759
Accrued insurance expenses	3,528	(5,702)
Accrued state, local and other taxes	1,900	4,309
Accrued expenses and other liabilities	(4,385)	(2,804)
Pension and retirement plans liabilities	(6,696)	(6,044)
Long-term accrued insurance expenses	2,340	(3,762)
Other long-term liabilities	6,934	976
Net cash provided by operating activities	299,142	40,928

INVESTING ACTIVITIES
Capital expenditures	(148,816)	(90,227)
Proceeds from sale of assets	12,569	11,572
Purchase of business	(78,798)	—
Net cash used for investing activities	(215,045)	(78,655)

FINANCING ACTIVITIES
Payment of dividends	(25,948)	(4,267)
Cash paid for common stock purchased and retired	(12,445)	(912)
Cash paid for finance lease and finance obligations	(254)	(3,642)
Net cash used for financing activities	(38,647)	(8,821)

Net increase (decrease) in cash and cash equivalents	45,450	(46,548)
Cash and cash equivalents at beginning of period	126,424	82,433
Cash and cash equivalents at end of period	$171,874	$35,885

Supplemental cash flows disclosure:
Income tax payments, net	$61,484	$18,615
Interest paid	$124	$127
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$9,527	$13,912

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

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

2. RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards:

ACCOUNTING STANDARDS UPDATE (ASU) No. 2021-08: Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: The amendments in this ASU address diversity in practice related to the accounting for revenue contracts with customers acquired in a business combination, by adopting guidance requiring an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer would recognize and measure the acquired contract assets and contract liabilities in the same manner that they were recognized and measured in the acquiree's financial statements before the acquisition. The Company adopted these provisions in the second quarter of 2023 prospectively for future acquisitions. For the acquisition completed effective in the third quarter of 2023, the Company has recognized the contract assets and contract liabilities in the same manner as the acquiree. See Note 3 titled Business Acquisition for additional information. The adoption did not have a material impact on its consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. BUSINESS ACQUISITION

Effective July 1, 2023 (Effective Date), the Company completed its acquisition of all of the outstanding equity interests in Spinnaker Oilwell Services, LLC (Spinnaker), pursuant to a Merger Agreement (Merger Agreement) with Catapult Energy Services Group, LLC, as the representative of the Sellers.

Spinnaker, headquartered in Oklahoma City, Oklahoma, is a leading provider of oilfield cementing services in the Permian and Mid-Continent basins. Spinnaker operates two facilities located in El Reno, Oklahoma and Hobbs, New Mexico and maintains 18 full-service cementing spreads. This acquisition significantly expanded RPC's cementing business from its presence in South Texas to basins in which it currently provides other services. Spinnaker is included in our Technical Services Segment.

The purchase price was $79.3 million for 100 percent of Spinnaker’s equity, and consisted of approximately $76.8 million in cash, a $2.0 million pay-off of capital lease liabilities together with an assumption of $518 thousand of capital lease liabilities. The Merger Agreement includes a post-closing adjustment window for an agreed-upon level of Spinnaker’s working capital, as well as other usual and customary items, which is reflected in the purchase price allocation below and expected to be finalized during the fourth quarter of 2023. Acquisition-related transaction costs of $767 thousand were recorded during the nine months ended September 30, 2023, and included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The acquisition was funded with cash on hand.

The acquisition was accounted for as a business combination with the assets acquired and liabilities assumed measured at their fair values as of the acquisition date, primarily using Level 3 inputs.

The acquisition consideration allocation below is preliminary, pending finalization of the working capital settlement and the final review of certain assets’ fair value. The excess of the acquisition consideration over the estimated fair values of the acquired assets and assumed liabilities has been assigned to goodwill which is primarily attributable to expected revenue synergies. As additional information becomes available, we may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which will not exceed twelve months from the closing of the acquisition. Such revisions or changes, if any, are currently not expected but may be material.

Preliminary Fair Value
(in thousands)	as of July 1, 2023
Accounts receivable	$12,836
Inventories	1,373
Prepaid and other current assets	384
Accounts payable	(4,499)
Property, plant and equipment	37,374
Operating lease right-of-use assets	46
Current portion of operating lease liabilities	(31)
Long-term operating lease liabilities	(15)
Finance lease right-of-use assets	1,165
Current portion of finance lease liabilities	(247)
Long-term finance lease liabilities	(944)
Goodwill	18,674
Other intangibles	13,200
Total consideration	79,316
Less: Assumption of capital lease liabilities (1)	(518)
Total cash consideration	$78,798

(1) Disclosed as part of Accrued expenses and other current liabilities on the Consolidated Balance Sheet as of September 30, 2023.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of receivables acquired approximates the gross contractual value. The contractual amount not expected to be collected is immaterial. The fair value of acquired inventory was based on the lower of cost and net realizable value, with cost determined using the weighted-average cost method.

Property, plant and equipment is comprised of buildings and leasehold improvements, machinery and equipment, vehicles, land, and information technology. The preliminary estimated fair value was determined using the cost and market approaches.

The Company assumed the following leases and obligations as of the Effective Date - a finance lease for certain land and facilities with a remaining lease term of approximately 4.5 years; three spreads under failed sale and lease back arrangements with varying expiration dates; and an operating lease for an office space with a remaining lease term of approximately 1.5 years. There were no favorable or unfavorable market terms for the leases.

Acquired intangible assets include customer relationships, tradenames and trademarks. Intangible assets were valued using the multi-period excess earnings and relief-from-royalty methods, both forms of the income approach which considers a forecast of future cash flows generated from the use of each asset. The following table shows the preliminary fair values assigned to identifiable intangible assets:

		Weighted-Average
(in thousands)	Fair Value	Amortization Period (Years)

Customer Relationships	$10,000	10
Trade Names and Trademarks	3,200	10
Total Amortizable Intangible Assets	$13,200

Revenues and Net income of Spinnaker included in the Company's Consolidated Statements of Operations from the acquisition date are as follows:

(in thousands)	Three months ended September 30, 2023
Revenues	$22,173
Net income	1,761

Spinnaker’s duration of contracts is typically a day or less and their contract assets and liabilities are measured similar to RPC’s other businesses.

The supplemental pro forma financial information has been prepared using the acquisition method of accounting and is based on the historical financial information of Spinnaker and RPC. This proforma financial information does not necessarily represent what the combined company’s revenues or results of operations would have been had the acquisition been completed on January 1, 2022, nor do they intend to be a projection of future operating results of the combined company. It also does not reflect any operating efficiencies or potential cost savings that might be achieved from synergies of combining Spinnaker and RPC.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2022.

	Three months ended September 30,
(in thousands)	2023	2022
Revenues	$330,417	$482,779
Net income	18,317	73,405

	Nine months ended September 30,
(in thousands)	2023	2022
Revenues	$1,274,700	$1,183,765
Net income	163,951	143,075

4.    REVENUES

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

Nature of services:

RPC provides a broad range of specialized oilfield services to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States and in selected international markets. RPC manages its business as either (1) services offered on the well site with equipment and personnel (Technical Services) or (2) services and tools offered off the well site (Support Services). For more detailed information about operating segments, see Note 8.

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

Disaggregation of revenues:

See Note 8 for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions.

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net in the accompanying Consolidated Balance Sheets are shown below:

	September 30,	December 31,
(in thousands)	2023	2022
Unbilled trade receivables	$75,670	$103,498

Substantially all of the unbilled trade receivables disclosed were or are expected to be invoiced during the following quarter.

5. DEPRECIATION AND AMORTIZATION

Depreciation and amortization disclosed in the Consolidated Statements of Operations related to the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenues	$25,590	$18,795	$71,249	$53,942
Selling, general and administrative expenses	2,798	2,146	7,467	6,559
Total	28,388	20,941	78,716	60,501

6.    EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. The following table shows the

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restricted shares of common stock (participating securities) outstanding and a reconciliation of outstanding weighted average shares:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Net income available for stockholders	$18,317	$69,340	$154,854	$131,358
Less: Adjustments for earnings attributable to participating securities	(279)	(1,041)	(2,477)	(1,910)
Net income used in calculating earnings per share	$18,038	$68,299	$152,377	$129,448

Weighted average shares outstanding (including participating securities)	216,333	216,647	216,631	216,485
Adjustment for participating securities	(3,543)	(3,288)	(3,549)	(3,163)
Shares used in calculating basic and diluted earnings per share	212,790	213,359	213,082	213,322

7.    STOCK-BASED COMPENSATION

In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive Plan with a term of 10 years expiring in April 2024. This plan provides for the issuance of various forms of stock incentives, including, among others incentive and non-qualified stock options and restricted shares. As of September 30, 2023, there were 910,397 shares available for grant.

In the first quarter of 2023, the Company issued time-lapse restricted shares to certain employees that will vest ratably over a period of four years. In addition, the Company granted performance share unit awards to its executive officers and certain other employees that vest based on the achievement of pre-established financial performance targets and relative total shareholder return performance. The awards will be issued at different levels based on the performance achieved with a cliff vesting at the end of the Company’s fiscal year ending 2025. The Company evaluated the portions of the awards that are probable to vest and has accrued compensation expense at 100 percent of the target awards.

Stock-based employee compensation expense for the three and nine months ended September 30, 2023 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Pre-tax expense	$1,915	$1,572	$6,033	$4,764
After tax expense	$1,320	$1,145	$4,446	$3,554

The following is a summary of the changes in non-vested restricted shares for the nine months ended September 30, 2023:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2023	3,248,728	$6.87
Granted	1,235,728	9.50
Vested	(858,425)	8.60
Forfeited	(91,186)	7.71
Non-vested shares at September 30, 2023	3,534,845	$7.35

The total fair value of shares vested was $7.8 million during the nine months ended September 30, 2023 and $2.8 million during the nine months ended September 30, 2022. Excess tax benefits or deficits realized from tax compensation deductions in excess of, or lower than, compensation expense are recorded as either a beneficial or detrimental discrete income tax adjustment. This was a favorable adjustment of $195 thousand for the nine months ended September 30, 2023 and a detrimental adjustment of $655 thousand for the nine months ended September 30, 2022. The table above does not include any of the activity related to performance share unit awards since they are not currently issued or vested.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    BUSINESS SEGMENT INFORMATION

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

Technical Services consists primarily of pressure pumping, downhole tools, coiled tubing, cementing, snubbing, nitrogen, well control, wireline and fishing. The services offered under Technical Services are high capital and personnel intensive businesses. The Company considers all of these services to be closely integrated oil and gas well servicing businesses and makes resource allocation and performance assessment decisions based on this operating segment as a whole across these various services.

Support Services consist primarily of drill pipe and related tools, pipe handling, pipe inspection and storage services, and oilfield training and consulting services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels.

The Company’s Chief Operating Decision Maker (CODM) assesses performance and makes resource allocation decisions regarding, among others, staffing, growth and maintenance capital expenditures and key initiatives based on the operating segments outlined above.

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Technical Services:
Pressure Pumping	$110,622	$257,933	$585,243	$572,472
Downhole Tools	96,261	102,831	305,254	273,828
Coiled Tubing	36,820	37,407	115,241	100,572
Cementing	26,731	6,489	38,995	15,429
Nitrogen	12,211	10,335	37,027	28,727
Snubbing	5,669	7,100	20,432	20,337
All other	14,755	13,680	42,886	46,862
Total Technical Services	$303,069	$435,775	$1,145,078	$1,058,227

Support Services:
Rental Tools	$20,119	$17,880	$56,129	$45,257
All other	7,229	5,946	21,736	16,248
Total Support Services	$27,348	$23,826	$77,865	$61,505

Total revenues	$330,417	$459,601	$1,222,943	$1,119,732

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes revenues for the United States and separately for all international locations combined for the three and nine months ended September 30, 2023 and 2022. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10 percent of RPC’s consolidated assets, and therefore are not presented.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
United States revenues	$323,159	$450,359	$1,201,977	$1,094,528
International revenues	7,258	9,242	20,966	25,204
Total revenues	$330,417	$459,601	$1,222,943	$1,119,732

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

Summarized financial information with respect RPC’s reportable segments for the three and nine months ended September 30, 2023, and 2022 are shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Revenues:
Technical Services	$303,069	$435,775	$1,145,078	$1,058,227
Support Services	27,348	23,826	77,865	61,505
Total revenues	$330,417	$459,601	$1,222,943	$1,119,732
Operating income:
Technical Services	$18,912	$89,455	$199,462	$171,093
Support Services	6,861	5,278	21,425	11,392
Corporate expenses	(4,840)	(4,106)	(14,593)	(13,160)
Pension settlement charges	—	—	(18,286)	—
Gain on disposition of assets, net	1,778	1,543	7,729	6,295
Total operating income	$22,711	$92,170	$195,737	$175,620
Interest expense	(101)	(143)	(246)	(543)
Interest income	1,450	329	6,003	472
Other income (expense), net	804	(67)	2,196	516
Income before income taxes	$24,864	$92,289	$203,690	$176,065

As of and for the nine months ended	Technical	Support
September 30, 2023	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$71,175	$7,503	$38	$78,716
Capital expenditures	136,237	9,159	3,420	148,816
Identifiable assets	873,819	84,156	289,398	1,247,373

As of and for the nine months ended	Technical	Support
September 30, 2022	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$53,002	$7,346	$153	$60,501
Capital expenditures	79,828	9,558	841	90,227
Identifiable assets	836,310	79,546	139,727	1,055,583

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    CURRENT EXPECTED CREDIT LOSSES

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Nine months ended September 30,	2023	2022
(in thousands)
Beginning balance	$7,078	$6,765
Provision for current expected credit losses	2,449	1,484
Write-offs	(2,736)	(1,708)
Recoveries collected (net of expenses)	119	14
Ending balance	$6,910	$6,555

10.    INVENTORIES

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

	September 30,	December 31,
(in thousands)	2023	2022
Raw materials and supplies	$108,842	$95,384
Finished goods	1,127	1,723
Ending balance	$109,969	$97,107

11. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The following is a summary of the changes in Goodwill by reporting unit for the nine months ended September 30, 2023:

(in thousands)	Technical Services	Support Services	Total
Beginning balance at January 1, 2023	$30,992	$1,158	$32,150
Business acquisition (see note 3)	18,674	—	18,674
Ending balance at September 30, 2023	$49,666	$1,158	$50,824

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. OTHER INTANGIBLES, NET

Intangible assets are amortized over their legal or estimated useful life. The following table provides a summary of the gross carrying value and accumulated amortization by each major intangible class as of September 30, 2023, and December 31,2022:

	2023		2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived Intangibles:
Customer Relationships	$10,000	$(250)	$—	$—
Trade Names and Trademarks	3,200	(80)	—	—
Software licenses	2,202	(1,723)	2,202	(1,143)
Patents and Technology	300	(295)	300	(275)
	$15,702	$(2,348)	$2,502	$(1,418)

During the third quarter of 2023, the Company acquired intangible assets; see Note 3 for additional details related to the intangible assets acquired. Amortization expense for each of the periods presented was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Amortization of finite-lived intangible assets	$530	$200	$931	$601

Estimated amortization expenses based on balances as of September 30, 2023 were as follows: $528 thousand for the remainder of 2023; $1.7 million for 2024; $1.3 million for the years 2025 to 2028.

13.     COMMITMENTS AND CONTINGENCIES

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    PENSION AND RETIREMENT PLANS LIABILITIES

The following represents the net periodic benefit cost and related components of the Company’s multiemployer Retirement Income Plan (Plan), a trusteed defined benefit pension plan:

	Three months ended September 30,		Nine months ended September 30,
December 31,	2023	2022	2023	2022
(in thousands)
Interest cost	$—	$243	$41	$729
Expected return on Plan assets	—	—	—	—
Amortization of net losses	1	253	225	758
Settlement loss	—	—	18,286	—
Net periodic benefit cost	$1	$496	$18,552	$1,487

As part of its ongoing plan termination, the Company made a total cash contribution to the Plan of $5.4 million during the nine months ended September 30, 2023. The Company did not contribute to this Plan during the nine months ended September 30, 2022.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (SERP). The Company maintains certain securities primarily in mutual funds and company-owned life insurance policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling $25.1 million as of September 30, 2023 and $24.2 million as of December 31, 2022. Trading losses related to the SERP assets totaled approximately $305 thousand during the three months ended September 30, 2023, compared to trading losses of approximately $2.6 million during the three months ended September 30, 2022. Trading gains related to the SERP assets totaled approximately $903 thousand during the nine months ended September 30, 2023, compared to trading losses of approximately $4.1 million during the nine months ended September 30, 2022. The SERP assets are reported in non-current Other assets in the accompanying Consolidated Balance Sheets and changes in the fair value of these assets are reported in the accompanying Consolidated Statements of Operations as compensation cost in Selling, general and administrative expenses.

The SERP liabilities include participant deferrals, net of distributions, and are stated at fair value of approximately $21.9 million as of September 30, 2023 and $23.1 million as of December 31, 2022. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Long-term retirement plan liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities resulted in unrealized losses of approximately $262 thousand during the three months ended September 30, 2023, compared to unrealized losses of approximately $2.5 million during the three months ended September 30, 2022. Changes in the fair value of the SERP liabilities resulted in unrealized gains of approximately $1.0 million during the nine months ended September 30, 2023, compared to unrealized losses of approximately $3.9 million during the nine months ended September 30, 2022.

15.    NOTES PAYABLE TO BANKS

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

As of September 30, 2023, the Company was in compliance with all covenants.

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

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.7 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining unamortized balance of approximately $300 thousand at September 30, 2023 is classified as part of non-current Other assets.

As of September 30, 2023, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.6 million; therefore, a total of $83.4 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Interest incurred	$61	$60	$181	$188
Interest paid	41	4	124	127

16.  INCOME TAXES

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

For the three months ended September 30, 2023, the effective rate reflects a provision of 26.3 percent compared to a provision of 24.9 percent for the comparable period in the prior year. For the nine months ended September 30, 2023, the effective rate reflects a provision of 24.0 percent compared to a provision of 25.4 percent for the comparable period in the prior year. The increase in the quarterly effective tax rate is primarily due to a decrease in pretax income and unfavorable discrete adjustments.

17.  FAIR VALUE DISCLOSURES

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheets as of September 30, 2023 and December 31, 2022:

Fair Value Measurements at September 30, 2023 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$349	$349	$—	$—
Investments measured at net asset value	$25,081

Fair Value Measurements at December 31, 2022 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$305	$305	$—	$—
Investments measured at net asset value	$24,175

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities comprised of the SERP assets, are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance or investment company. Significant observable inputs, in addition to quoted market prices, were used to value the equity securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended September 30, 2023, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at September 30, 2023 and December 31, 2022. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in Note 13. The Company is subject to interest rate risk, to the extent there are outstanding borrowings on the variable component of the interest rate.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

		Foreign
	Pension	Currency
(in thousands)	Adjustment	Translation	Total
Balance at December 31, 2022	$(17,307)	$(2,632)	$(19,939)
Change during the period:
Before-tax amount	3,897	322	4,219
Tax expense	(896)	—	(896)
Pension settlement charges, net of taxes	14,080	—	14,080
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	173	—	173
Total activity for the period	17,254	322	17,576
Balance at September 30, 2023	$(53)	$(2,310)	$(2,363)
(1)	Reported as part of Selling, general and administrative expenses.

		Foreign
	Pension	Currency
(in thousands)	Adjustment	Translation	Total
Balance at December 31, 2021	$(18,071)	$(2,637)	$(20,708)
Change during the period:
Before-tax amount	—	91	91
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	585	—	585
Total activity for the period	585	91	676
Balance at September 30, 2022	$(17,486)	$(2,546)	$(20,032)
(1)	Reported as part of Selling, general and administrative expenses.

19. CASH PAID FOR COMMON STOCK PURCHASED AND RETIRED

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market, including an additional 8,000,000 shares authorized for repurchase by the Board of Directors in the second quarter of 2023. As of September 30, 2023, 14,979,128 shares remained available to be repurchased. The program does not have a preset expiration date. Repurchases of shares of the Company’s common stock may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.

Shares purchased for withholding taxes represent taxes due upon vesting of time-lapse restricted shares granted to employees. Total share repurchases for 2023 and 2022 year to date are detailed below:

	Nine months ended			Nine months ended
	September 30, 2023			September 30, 2022
	No. of shares	Avg. price	Total cost	No. of shares	Avg. price	Total cost
Shares purchased for withholding taxes	256,309	$9.24	$2,367,178	157,921	$5.77	$911,503
Open market purchases	1,269,056	7.94	10,077,532	—	—	—
Total	1,525,365	$8.16	$12,444,710	157,921	$5.77	$911,503

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. SUBSEQUENT EVENTS

On October 24, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable December 11, 2023 to common stockholders of record at the close of business on November 10, 2023.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also Forward-Looking Statements on page 30.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022 is incorporated herein by reference. In 2023, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the nine months ended September 30, 2023, capital expenditures totaled $148.8 million, including the purchase of a new tier four dual fuel equipment that was placed into service, coupled with capitalized maintenance and upgrades of our existing equipment. We currently expect capital expenditures, excluding the acquisition of Spinnaker, to be $200 million to $250 million during 2023 and to be directed primarily towards capitalized maintenance of our existing equipment and selected growth opportunities.

During the third quarter of 2023, total revenues of $330.4 million decreased by $129.2 million or 28.1 percent compared to the same period in the prior year. The decrease in revenues is primarily due to lower activity levels and more competitive pricing, partially offset by financial results from the Company’s recent acquisition of Spinnaker. Domestic revenues of $323.1 million decreased 28.2 percent for the three months ended September 30, 2023 compared to the same period in the prior year. International revenues for the third quarter of 2023 decreased 21.5 percent to $7.3 million compared to the same period in the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the foreseeable future.

Cost of revenues decreased in the third quarter of 2023 compared to the same period in the prior year, primarily due to decreases in expenses consistent with lower activity levels, such as materials and supplies expenses, maintenance and repairs expenses and fuel costs. Cost of revenues as a percentage of revenues increased primarily due to a decrease in revenues, coupled with the relatively fixed nature of direct employment costs.

Selling, general and administrative expenses increased to $42.0 million in the third quarter of 2023 from $38.2 million in the third quarter of 2022 primarily due to expenses incurred from recently acquired Spinnaker, coupled with consulting fees related to ongoing projects. Selling, general and administrative expenses increased to 12.7 percent of revenues in the third quarter of 2023 from 8.3 percent of revenues in the third quarter of 2022 due to lower revenues over costs that are relatively fixed during the short term.

Income before income taxes was $24.9 million for the three months ended September 30, 2023 compared to $92.3 million during the same period of 2022. Diluted earnings per share were $0.08 for the three months ended September 30, 2023 compared to $0.32 per share in the same period of 2022. Net cash provided by operating activities increased to $299.1 million for the nine months ended September 30, 2023 compared to $40.9 million in the same period of 2022 primarily due to lower working capital needs resulting from a decrease in business activity levels in the third quarter of 2023 coupled with an increase in earnings during the first nine months of 2023.

RPC, INC. AND SUBSIDIARIES

Outlook

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity. Following the trough of the most recent oilfield downturn in the second quarter of 2020, the price of oil rose by more than 250 percent in the third quarter of 2022 compared to the average price of oil in the second quarter of 2020. The price of natural gas rose by over 300 percent during the same time period. Following a low price of $0.23 per gallon in the second quarter of 2020, the price of benchmark natural gas liquids rose to $1.25 per gallon in the third quarter of 2022 (Source: U.S. Energy Information Administration). In addition, oil and gas prices experienced increases beginning in February 2022 due to concerns about potential world-wide supply constraints resulting from the Russian invasion of Ukraine. The price increases in these commodities moderated from their highs in the first six months of 2023, however oil prices increased during the third quarter of 2023 due primarily to the recent unrest in the Middle East. RPC believes that commodity prices will remain above levels sufficient to motivate our customers to maintain drilling and completion activities.

The Russian invasion of Ukraine during the first quarter of 2022 prompted Western European countries to curtail or eliminate their purchases of natural gas from Russia. As a result, the demand for liquified natural gas from the United States increased significantly, which increased the price for natural gas in the United States to its highest level since 2008 and encouraged additional investment in liquified natural gas production facilities in the United States. These factors have been offset by warm weather and the idling of a major liquified natural gas facility in the U.S. contributing to the decline in price of natural gas during the first six months of 2023. Despite the decline in price, we believe the favorable long-term outlook for natural gas provided by the U.S. oil and gas industry is sufficient to encourage our customers to maintain their natural gas-directed exploration and production activities.

The majority of the U.S. domestic rig count remains directed towards oil. In the third quarter of 2023, approximately 79 percent of the U.S. domestic rig count was directed towards oil, compared to 82 percent in the same quarter of the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. However, we believe that natural gas-directed drilling will increase in the future because of favorable long-term market dynamics. This projected higher demand for oil and natural gas should drive increased activity in most of the basins in which RPC operates.

We continue to monitor the market for our services and the competitive environment, including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets. The growing efficiency in recent years with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market. We believe that most of the feasible efficiency gains have been realized, and a number of our smaller competitors have ceased operations. These factors, combined with the increase in drilling and completion activities and the improvement in commodity prices, led to improved demand for our services during 2022 and the first six months of 2023, and despite what we believe was a temporary moderation of customer drilling and completion activity during the third quarter of 2023, we expect demand will improve in the fourth quarter of 2023.

We have selectively upgraded our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection. RPC continues to maintain and upgrade our current fleet capacity of revenue-producing equipment. We will remain highly disciplined about adding new incremental revenue-producing equipment capacity and will only expand when we believe the projected financial returns of such capital expenditures meet our financial return criteria. The Company is allocating capital to maintain the capacity of our pressure pumping fleet to offset anticipated future fleet retirements. During the second quarter of 2023 the Company placed into service a new pressure pumping fleet, replacing existing older equipment sent out for refurbishment.

Effective July 1, 2023, the Company acquired Spinnaker, a leading provider of oilfield cementing services in the Permian and Mid-Continent basins. The acquisition of Spinnaker will expand RPC’s cementing business from its presence in South Texas to basins in which we currently provide other services.

RPC, INC. AND SUBSIDIARIES

Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Consolidated revenues [in thousands]	$330,417	$459,601	$1,222,943	$1,119,732
Revenues by business segment [in thousands]:		—
Technical	$303,069	$435,775	$1,145,078	$1,058,227
Support	27,348	23,826	77,865	61,505
		—
Consolidated operating income [in thousands]	$22,711	$92,170	$195,737	$175,620
Operating income (loss) by business segment [in thousands]:		—
Technical	$18,912	$89,455	$199,462	$171,093
Support	6,861	5,278	21,425	11,392
Corporate	(4,840)	(4,106)	(14,593)	(13,160)
Pension settlement charges	—	—	(18,286)	—
Gain on disposition of assets, net	1,778	1,543	7,729	6,295

Percentage cost of revenues(1) to revenues	72.4%	67.4%	66.2%	69.6%
Percentage selling, general & administrative expenses to revenues	12.7%	8.3%	10.5%	9.9%
Percentage depreciation and amortization expense to revenues	8.6%	4.6%	6.4%	5.4%
Average U.S. domestic rig count	649	761	709	705
Average natural gas price (per thousand cubic feet (mcf))	$2.6	$8.0	$2.5	$6.7
Average oil price (per barrel)	$82.2	$92.8	$77.2	$99.0

(1) Depreciation and amortization excluded from cost of revenues [in thousands]	$25,590	$18,795	$71,249	$53,942

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2022

Revenues. Revenues of $330.4 million for the three months ended September 30, 2023 decreased 28.1 percent compared to the three months ended September 30, 2022. Domestic revenues of $323.1 million decreased 28.2 percent for the three months ended September 30, 2023 compared to the same period in the prior year. The decrease in revenues is primarily due to lower customer activity levels and competitive pricing, partially offset by financial results from the Company’s recent acquisition of Spinnaker. International revenues of $7.3 million decreased 21.5 percent for the three months ended September 30, 2023 compared to the same period in the prior year.

During the third quarter of 2023, the average price of oil was 11.4 percent lower and the average price of natural gas was 67.5 percent lower, both as compared to the same period in the prior year. Oil and gas prices have moderated since the price increases in the prior year due to the Russian invasion of Ukraine but remain at sufficient levels to encourage customer drilling and completion activities. The average domestic rig count (Source: Baker Hughes, Inc.) for the three months ended September 30, 2023 was 14.7 percent lower than the same period in 2022.

The Technical Services segment revenues for the third quarter of 2023 decreased by 30.5 percent compared to the same period of the prior year due to a decrease in Pressure Pumping revenues due to lower customer activity, partially offset by financial results from the Company’s recent acquisition of Spinnaker. Technical Services reported operating income of $18.9 million during the third quarter of 2023 compared to operating income of $89.5 million in the third quarter of 2022. The decrease in Technical Services operating income was primarily due to a decrease in pressure pumping revenues. Support Services segment revenues for the third quarter of 2023 increased by 14.8 percent compared to the same period in the prior year, primarily due to higher activity levels within rental tools. Support Services reported operating income of $6.9 million for the third quarter of 2023 compared to operating income of $5.3 million for the third quarter of 2022. Third quarter 2023 Support Services operating profit increased by $1.6 million compared to the third quarter of the prior year due to higher activity levels and leverage of higher revenues over costs that are fixed during the short term.

RPC, INC. AND SUBSIDIARIES

Cost of revenues. Cost of revenues decreased 22.8 percent to $239.1 million for the three months ended September 30, 2023 compared to $309.8 million for the three months ended September 30, 2022. Cost of revenues decreased primarily due to decreases in expenses consistent with lower activity levels, such as materials and supplies expenses, maintenance and repairs expenses and fuel costs. Cost of revenues as a percentage of revenues, increased from 67.4 percent in the third quarter of 2022 to 72.4 percent in the third quarter of 2023 primarily due to a decrease in revenues, coupled with the relatively fixed nature of direct employment costs. In accordance with Staff Accounting Bulletin (SAB) Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $25.6 million for the third quarter of 2023 compared to $18.8 million for the third quarter of 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $42.0 million for the three months ended September 30, 2023 compared to $38.2 million for the three months ended September 30, 2022, primarily due to expenses incurred from recently acquired Spinnaker, coupled with consulting fees related to ongoing projects. Selling, general and administrative expenses increased from 8.3 percent of revenues in the third quarter of 2022 to 12.7 percent of revenues in the third quarter of 2023 due to lower revenues over costs that are relatively fixed during the short term.

Depreciation and amortization. Depreciation and amortization increased 35.6 percent to $28.4 million for the three months ended September 30, 2023, compared to $20.9 million for the three months ended September 30, 2022. Depreciation and amortization increased due to capital expenditures in the past year, coupled with additional depreciation from the acquisition of Spinnaker.

Gain on disposition of assets, net. Gain on disposition of assets, net was $1.8 million for the three months ended September 30, 2023 compared to a gain on disposition of assets, net of $1.5 million for the three months ended September 30, 2022. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income (expense), net. Other income, net was $804 thousand for the three months ended September 30, 2023 compared to other expense, net of $67 thousand for the same period in the prior year.

Interest expense and interest income. Interest expense was $101 thousand for the three months ended September 30, 2023 compared to $143 thousand for the three months ended September 30, 2022. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income increased to $1.5 million compared to $329 thousand in the prior year due to a higher average cash balance coupled with higher investment yields.

Income tax provision. Income tax provision was $6.5 million during the three months ended September 30, 2023 compared to $22.9 million tax provision for the same period in 2022. The effective tax rate was 26.3 percent for the three months ended September 30, 2023 compared to 24.9 percent for the three months ended September 30, 2022. The increase in the 2023 effective tax rate is primarily due to a decrease in pretax income and larger unfavorable discrete adjustments.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2022

Revenues. Revenues of $1.2 billion for the nine months ended September 30, 2023 increased 9.2 percent compared to the nine months ended September 30, 2022. Domestic revenues of $1.2 billion increased 9.8 percent for the nine months ended September 30, 2023 compared to the same period in the prior year. The increase in revenues was primarily due to improved pricing, higher customer activity levels and a larger active fleet of pressure pumping equipment. International revenues of $21.0 million decreased 16.8 percent for the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to a decrease in revenues from Algeria.

During the first nine months of 2023, the average price of oil was 22.0 percent lower, and the average price of natural gas was 63.3 percent lower, both as compared to the same period in the prior year. The average domestic rig count for the nine months ended September 30, 2023 was 0.6 percent higher than the same period in 2022.

The Technical Services segment revenues for the first nine months of 2023 increased by 8.2 percent compared to the same period of the prior year due to higher customer activity levels, improved pricing and a larger fleet of pressure pumping equipment in service. Technical Services reported operating income of $199.5 million during the first nine months of 2023 compared to operating income of $171.1 million in the same period of 2022. Support Services segment revenues for the first nine months of 2023 increased by 26.6 percent compared to the same period in the prior year, primarily due to higher activity levels and improved pricing within rental tools.

RPC, INC. AND SUBSIDIARIES

Support Services reported operating income of $21.4 million for the first nine months of 2023 compared to operating income of $11.4 million for the same period of 2022.

Cost of revenues. Cost of revenues increased 3.9 percent to $810.1 million for the nine months ended September 30, 2023 compared to $779.5 million for the nine months ended September 30, 2022. Cost of revenues increased primarily due to increases in expenses consistent with higher activity levels, such as materials and supplies expenses, maintenance and repairs expenses, employment costs and fuel costs. Cost of revenues as a percentage of revenues, decreased from 69.6 percent for the nine months ended September 30, 2022 to 66.2 percent for the nine months ended September 30, 2023 primarily due to improved pricing for our services, as well as reduced maintenance expense due to a decrease in the average age of our equipment. In accordance with SAB Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $71.2 million for the nine months ended September 30, 2023, compared to $53.9 million for the nine months ended September 30, 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $127.8 million for the nine months ended September 30, 2023 compared to $110.4 million for the nine months ended September 30, 2022, primarily due to costs related to the settlement of a vendor dispute coupled with expenses incurred from recently acquired Spinnaker, as well as increases in variable costs consistent with higher activity levels. Selling, general and administrative expenses, as a percentage of revenues, increased from 9.9 percent in the first nine months of 2022 to 10.5 percent in the same period of 2023 primarily due to the settlement of a vendor dispute and the acquisition of Spinnaker during the first nine months of 2023.

Pension settlement charges. Pension settlement charges were $18.3 million for the nine months ended September 30, 2023. There was no pension settlement charge for the nine months ended September 30, 2022. See note 14 of the notes to the Consolidated Financial Statements for more information.

Depreciation and amortization. Depreciation and amortization increased 30.1 percent to $78.7 million for the nine months ended September 30, 2023, compared to $60.5 million for the nine months ended September 30, 2022. Depreciation and amortization increased due to capital expenditures in the past year coupled with additional depreciation from the acquisition of Spinnaker.

Gain on disposition of assets, net. Gain on disposition of assets, net was $7.7 million for the nine months ended September 30, 2023 compared to a gain on disposition of assets, net of $6.3 million for the nine months ended September 30, 2022. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $2.2 million for the nine months ended September 30, 2023 compared to other income, net of $516 thousand for the same period in the prior year.

Interest expense and interest income. Interest expense was $246 thousand for the nine months ended September 30, 2023 compared to $543 thousand for the nine months ended September 30, 2022. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income increased to $6.0 million compared to $472 thousand in the prior year due to a higher average cash balance coupled with higher investment yields.

Income tax provision. Income tax provision was $48.8 million during the nine months ended September 30, 2023 compared to $44.7 million tax provision for the same period in 2022. The effective tax rate was 24.0 percent for the nine months ended September 30, 2023 compared to a 25.4 percent effective tax rate for the nine months ended September 30, 2022. The decrease in the 2023 effective tax rate is primarily due to smaller unfavorable discrete adjustments.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents increased $45.5 million to $171.9 million as of September 30, 2023 compared to cash and cash equivalents of $126.4 million as of December 31, 2022. This increase is primarily due to favorable changes in working capital coupled with an increase in net income during 2023 compared to the prior year, partially offset by the cash acquisition of Spinnaker during 2023.

The following table sets forth the historical cash flows for the nine months ended September 30, 2023 and 2022:

RPC, INC. AND SUBSIDIARIES

	Nine months ended September 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$299,142	$40,928
Net cash used for investing activities	(215,045)	(78,655)
Net cash used for financing activities	(38,647)	(8,821)

Cash provided by operating activities for the nine months ended September 30, 2023 increased by $258.2 million compared to the nine months ended September 30, 2022. Cash provided by operating activities for the nine months ended September 30, 2023 includes net income of $154.9 million, coupled with a favorable change in accounts receivable of $102.6 million, offset by unfavorable changes in other components of our working capital (accounts payable and taxes receivable) totaling $52.1 million primarily due to the timing of payments and receipts.

Cash used for investing activities for the nine months ended September 30, 2023 increased by $136.4 million compared to the nine months ended September 30, 2022, primarily due to cash paid for the acquisition of Spinnaker during the second quarter of 2023, coupled with an increase in capital expenditures primarily due to the timing of new equipment deliveries and consistent with higher business activity levels.

Cash used for financing activities for the nine months ended September 30, 2023 increased by $29.8 million primarily due to an increase in cash dividends paid to common stockholders, coupled with repurchases during 2023 of the Company’s common shares in the open market and repurchases for taxes related to the vesting of employees’ restricted shares. The Company resumed dividend payments to common stockholders during the third quarter of 2022.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2023 remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company’s decisions relating to the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not currently expect to utilize our revolving credit facility to meet these liquidity requirements.

The majority of our cash and cash equivalents are held at a single financial institution and are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). This financial institution is among the largest in the United States and we believe it is a safe place to hold our deposits.

The Company currently has a $100.0 million revolving credit facility that matures in June 2027 as amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. In the second quarter of 2022, the Company amended the revolving credit facility. Among other matters, the amendment (1) extends the termination date for revolving loans from July 26, 2023 to June 22, 2027, (2) replaces LIBOR with Term SOFR as an interest rate option in connection with revolving loan borrowings and reduces the applicable rate margins by approximately 0.25% at each pricing level, (3) introduces a 1.00% per annum floor for base rate borrowings, (4) permits the issuance of letters of credit in currencies other than U.S. dollars. As of September 30, 2023, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.4 million; therefore, a total of $83.6 million of the facility was available. The Company was in compliance with the credit facility financial covenants as of September 30, 2023. For additional information with respect to RPC’s facility, see Note 15 of the Consolidated Financial Statements.

Cash Requirements

The Company currently expects capital expenditures, excluding the acquisition of Spinnaker, to be $200 million to $250 million in 2023 and to be directed towards both capitalized maintenance of our existing equipment and selected growth opportunities. The Company is allocating capital to maintain the capacity of its pressure pumping fleet to offset anticipated future fleet retirements. During the second quarter of 2023 the Company placed into service a new pressure pumping fleet, replacing existing older equipment sent out for refurbishment. The actual amount of capital expenditures in 2023 will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

RPC, INC. AND SUBSIDIARIES

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are probable and reasonably estimable. There are issues that could result in unfavorable outcomes that cannot be currently estimated. See Note 13 of the Notes to Consolidated Financial Statements for additional information.

During the first nine months of 2023, the Company made cash contributions of $5.4 million to its Retirement Income Plan and currently expects to make minimal contributions for the remainder of the year.

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market, including an additional 8,000,000 shares authorized for repurchase by the Board of Directors in the second quarter of 2023. As of September 30, 2023, 14,979,128 shares remained available to be repurchased. During the three months ended September 30, 2023 there were 136,692 shares repurchased in the open market. During the first nine months of 2023 the Company repurchased 1,269,056 shares in the open market. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date. For additional information with respect to RPC’s stock buyback program, see Note 19 of the Consolidated Financial Statements.

On October 24, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable December 11, 2023 to common stockholders of record at the close of business on November 10, 2023. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices and employ skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide services to the Company’s customers. In recent years, the price of labor and raw materials increased due to higher oilfield activity and labor shortages caused by the departure of skilled labor from the domestic oilfield industry in prior years. These cost increases moderated during 2023 but remain high by historical standards.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation

In conjunction with the spin-off of its former power boat manufacturing segment conducted through Chaparral Boats, Inc., RPC and Marine Products Corporation (Marine Products) entered into various agreements that define the companies’ relationship. RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $786 thousand for the nine months ended September 30, 2023 and $682 thousand for the comparable period in 2022.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of, or affiliated with certain directors of RPC. The total amounts paid to these affiliated parties were $1.3 million for both the nine months ended September 30, 2023 and for the nine months ended September 30, 2022.

RPC receives certain administrative services and rents office space from Rollins, Inc. (a company of which Mr. Gary W. Rollins is Chairman, and which is controlled by Mr. Rollins and his affiliates). The service agreements between Rollins, Inc. and the Company provide for the provision of services on a cost reimbursement basis and are terminable on three months’ notice. The services covered by these agreements include selected administrative services for certain employee benefit programs, and other administrative

RPC, INC. AND SUBSIDIARIES

services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent aggregated $3 thousand for the nine months ended September 30, 2023 and $52 thousand for the nine months ended September 30, 2022.

RPC and Marine Products own 50 percent each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $150 thousand for each of the nine months ended September 30, 2023 and September 30, 2022.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include, without limitation, statements regarding: our expectations that the acquisition of Spinnaker will expand RPC’s cementing business from its presence in South Texas to basins in which we currently provide other services, our ability to continue to monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel; the effect of geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities on our financial results; our strategy of utilizing equipment in unconventional basins; our expectation that capital expenditures will be $200 million to $250 million during 2023 and our expectation that such expenditures will be directed primarily towards capitalized maintenance of our existing equipment and selected growth opportunities; our plans to continue to pursue international growth opportunities; our belief that international revenues will continue to be less than ten percent of our consolidated revenues in the foreseeable future; our belief that current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity; our belief that commodity prices will stay above levels sufficient to motivate our customers to maintain drilling and completion activities; our belief that the favorable long-term outlook for natural gas provided by the U.S. oil and gas industry is sufficient to encourage our customers to maintain their natural gas-directed exploration and production activities; our belief that oil-directed drilling will remain the majority of domestic drilling and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near-term; our belief that natural gas-directed drilling will increase in the future because of favorable long-term market dynamics and our belief that this projected higher demand should drive increased activity in most of the basins in which we operate; our plans to continue to monitor the market for our services and the competitive environment including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets; our belief that the growing efficiency with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market; our belief that most of the feasible efficiency gains have been realized and that a number of our smaller competitors have ceased operations; our belief that demand for our services will continue to improve over

RPC, INC. AND SUBSIDIARIES

the next several quarters; our plans to remain highly disciplined for about adding new incremental revenue-producing equipment capacity and to expand only when we believe the projected financial returns of such capital expenditures meet our financial return criteria; our plans to allocate capital to maintain the capacity of our pressure pumping fleet to offset anticipated fleet requirements; the strength of our financial condition; our plans with respect to our stock buyback program; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our belief that we will not need our revolving credit facility to meet our liquidity requirements; our expectations to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC earnings, financial condition and other relevant factors; estimates made with respect to our critical accounting policies; the effect of new accounting standards; the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition; and the impact of lawsuits, legal proceedings and claims on our financial position and results of operation.

Such forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the volatility of oil and natural gas prices; our concentration of customers in the energy industry and periodic downturns; our business depends on capital spending by our customers, many of whom rely on outside financing to fund their operations; dependence on our key personnel; our ability to identify or complete acquisitions; our ability to attract and retain skilled workers; some of our equipment and several types of materials used in providing our services are available from a limited number of suppliers; whether outside financing is available or favorable to us; increasing expectations from customers, investors and other stakeholders regarding our environmental, social and governance practices; our compliance with regulations and environmental laws; the combined impact of the OPEC disputes and the COVID-19 pandemic on our operating results; possible declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services; the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, including the current conflict involving Israel and the Gaza Strip, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico; competition in the oil and gas industry; the Company’s ability to implement price increases; the potential impact of possible future regulations on hydraulic fracturing on our business; risks of international operations; reliance on large customers; our operations rely on digital systems and processes that are subject to cyber-attacks or other threats; and our cash and cash equivalents are held primarily at a single financial institution. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of September 30, 2023, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, September 30, 2023 (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

RPC, INC. AND SUBSIDIARIES

Changes in internal control over financial reporting – There were no changes in the Company’s internal control over financial reporting during the third quarter of 2023 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 to July 31, 2023	—	$—	—	15,115,820
August 1, 2023 to August 31, 2023	—	—	136,692	14,979,128
September 1, 2023 to September 30, 2023	—	—	—	14,979,128
Total	—	$—	—	14,979,128
(1)	The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market, including an additional 8,000,000 shares authorized for repurchase by the Board of Directors in the second quarter of 2023. As of September 30, 2023, 14,979,128 shares remained available to be repurchased. During the three months ended September 30, 2023 there were 136,692 shares purchased in the open market.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

RPC, INC. AND SUBSIDIARIES

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

RPC, INC.

/s/ Ben M. Palmer
Date: October 26, 2023	Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael L. Schmit
Date: October 26, 2023	Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)