Form 10-K
period 2023-12-31
RPC INC
filed 2024-02-28
CIK 742278

down

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $216,408,974 based on the closing price on the New York Stock Exchange on June 30, 2023, of $7.15 per share.

RPC, Inc. had 215,445,398 shares of Common Stock outstanding as of February 16, 2024.

Documents Incorporated by Reference

Portions of the proxy statement for the 2024 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as we, us, RPC or the Company.

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “seek,” “project,” “estimate,” “focus,” “plan,” “continue,” “likely,” “design,” “strategies,” “outlook,” “trend,” the negative of such terms and different forms thereof (e.g., different tenses or number or principle parts, as well as gerunds and other parts of speech such as adjectives, adverbs and nouns derived therefrom), and similar expressions generally identify forward-looking statements.

Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, including without limitation the discussion under the heading, “Business – Growth Strategies,” and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include, without limitation, statements regarding: our expectations that the acquisition of Spinnaker will expand RPC’s cementing business from its presence in South Texas to basins in which we currently provide other services; our ability to continue to monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel; the effect of geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities on our financial results; our strategy of utilizing equipment in unconventional basins; our expectation that capital expenditures will be $200 million to $250 million during 2024; and our expectation that such expenditures will be directed primarily towards capitalized maintenance of our existing equipment to improve efficiency and selected growth opportunities; our intention to replace a Tier 2 diesel fleet with a recently ordered Tier 4 dual-fuel fleet; our plans to continue to pursue international growth opportunities; our belief that international revenues will continue to be less than ten percent of our consolidated revenues in the foreseeable future; our belief that current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity; our belief that oil prices will stay above levels sufficient to motivate our customers to maintain drilling and completion activities: our belief that the favorable long-term outlook for natural gas provided by the U.S. oil and gas industry is sufficient to encourage our customers to maintain their natural gas-directed exploration and production activities; our belief in the long-term importance of our business due to continued worldwide demand for hydrocarbons generally and the high production of oil in the domestic U.S. market; our belief that unconventional wells will continue to comprise the majority of drilling activity because of their high initial production rates, that the advent of unconventional drilling in the U.S. domestic market will be a permanent change and continue to have a positive impact on the demand for our services; our emphasis on domestic rather than international expansion because of higher domestic activity levels and expected financial returns; our belief that our international customers’ drilling decisions have the potential to be more stable than domestic operations due to the significant investment requirement and complexity of such projects and, in our assessment, the enhanced operating stability of the major oil companies and national oil companies that dominate the international market, although this market is prone to uncertainties including civil unrest and conflicts; our belief that oil-directed drilling will remain the majority of domestic drilling and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near-term; our belief that natural gas-directed drilling will increase in the future because of favorable long-term market dynamics and our belief that this projected higher demand for oil and natural gas products should drive increased activity in most of the basins in which we operate; our plans to continue to monitor the market for our services and the competitive environment including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets; our belief that the growing efficiency with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market; our belief that most of the feasible efficiency gains have been realized; our belief that demand for our services will remain consistent with 2023 levels during the near term; our plan to continue to maintain and upgrade our revenue-producing equipment; our plans to remain highly disciplined about adding new incremental revenue-producing equipment capacity and to expand only if we believe the projected financial returns of such capital expenditures meet our financial return criteria; our plans to allocate capital to maintain the capacity of our pressure pumping fleet to offset anticipated fleet retirements; the strength of our financial condition; our plans with respect to our stock buyback program; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our belief that we will not need our revolving credit facility to meet our liquidity requirements; our expectations to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC earnings, financial condition and other relevant factors; estimates made with respect to our critical accounting policies; the effect of new accounting standards; the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition; our belief that our sources of supply, including of nitrogen in liquid form, are adequate; our belief that our facilities, including our rental tool facilities, are strategically located to serve the major staging points for oil and gas activities, and are suitable and adequate for our current and reasonably anticipated future needs; our anticipation that 2024 oilfield activity will remain consistent with 2023 levels; our objective to generate attractive long-term returns on investment through effective and conservative management of invested capital to generate strong cash flow; our plans to improve market share, product offerings and profitability of existing businesses; our plans to focus on selected customers and markets where we believe there are opportunities for higher growth, customers and market penetration, or enhanced returns achieved through acquisitions or through providing proprietary value added equipment and services; our goal to expand our service capabilities through a combination of internal growth, acquisitions, joint ventures and strategic alliances; our belief that a number of acquisition opportunities exist; our plan to continue to consider acquisitions while also maintaining a conservative capital structure; our assessments regarding the principal competitive factors in the market areas we serve; our human resources objectives described under “Business—Human Capital,” including but not limited to, our goals to attract and retain employees by providing competitive compensation and benefit packages and to reduce safety hazard exposure for employees; our intention to seek patent protection when possible; our key business and financial strategies outlined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” including but not limited to our goals related to focusing on investments that we believe will earn high returns on capital, increasing market share, maintaining flexible and low-cost capital structure, maintaining flexible cost structure, and maximizing stockholder return; statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook,” including but not limited to our belief that oil prices will remain above levels sufficient to motivate our customers to maintain drilling and completion activities; our statements that we may repurchase outstanding common shares periodically based on market conditions and other factors; estimates, assumptions and projections related to our application of critical accounting policies, including those related to credit losses and allowance related to same, self-insurance, goodwill, and acquisitions, described in more detail below under “Critical Accounting Policies and Estimates,” and the impact of lawsuits, legal proceedings and claims on our financial position and results of operation.

Such forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the volatility of oil and natural gas prices; volatility in demand for our services due to, among other things, fluctuations in price levels of oil and natural gas, activity levels in the oil and gas industry in general, driven in part by customer decisions about capital investment toward the development and production of oil and gas reserves; fluctuations in drilling rig count and well completions; our concentration of customers in the energy industry and periodic downturns; our business depends on capital spending by our customers, many of whom rely on outside financing to fund their operations; dependence on our key personnel; our ability to identify or complete acquisitions; our ability to attract and retain skilled workers; some of our equipment and several types of materials used in providing our services are available from a limited number of suppliers; whether outside financing is available or favorable to us; increasing expectations from customers, investors and other stakeholders regarding our environmental, social and governance practices; our compliance with regulations and environmental laws; the combined impact of the OPEC disputes and the COVID-19 pandemic on our operating results; possible declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services; the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, including the current conflict involving Israel and the Gaza Strip, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico; competition in the oil and gas industry; the Company’s ability to implement price increases; the potential impact of possible future regulations on hydraulic fracturing on our business; risks of international operations; reliance on large customers; our operations rely on digital systems and processes that are subject to cyber attacks or other threats; our cash and cash equivalents are held primarily at a single financial institution; certain ongoing sales and use tax audits in various jurisdictions that involve issues that could result in unfavorable outcomes that cannot be currently estimated; and inflation in the general economy, upward wage pressures in the labor markets, supply disruptions, and higher costs of certain materials and key equipment components, and decreased supply of skilled labor; and changes in assumptions underlying our critical accounting judgments and estimates. See “Risk Factors” contained in Item 1A. for a discussion of factors that may cause actual results to differ from our projections.

Item 1. Business

Organization and Overview

RPC is a Delaware corporation originally organized in 1984 as a holding company for several oilfield services companies and is headquartered in Atlanta, Georgia.

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets. RPC acts as a holding company for the following legal entity groupings: Cudd Energy Services, Cudd Pressure Control, Thru Tubing Solutions and Patterson Services. Selected overhead including centralized support services and regulatory compliance are classified as Corporate. RPC is further organized into Technical Services and Support Services, which are its operating segments. As of December 31, 2023, RPC had 2,691 employees.

Business Segments

RPC manages its business as either services offered on the well site with equipment and personnel (Technical Services), or services and equipment offered off the well site (Support Services). The businesses under Technical Services generate revenues based on equipment, personnel operating the equipment and the materials utilized to provide the service. They are all managed, analyzed and reported based on the similarities of the operational characteristics and costs associated with providing the service. In 2023, we estimate that 74% of our revenues were related to drilling and production activities for oil, while 26% of revenues were related to drilling and production activities for natural gas. During 2023, approximately five percent of RPC’s consolidated revenues were generated from offshore operations in the U.S. Gulf of Mexico.

Technical Services include RPC’s oil and gas services that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or to address well control issues. This operating segment consists primarily of pressure pumping, downhole tools, coiled tubing, snubbing, nitrogen, well control, wireline and fishing. Customers include major multi-national and independent oil and gas producers and selected nationally owned oil companies. The services offered under Technical Services are high capital and personnel intensive businesses. The common drivers of operational and financial success of these services include diligent equipment maintenance, strong logistical processes, and appropriately trained personnel who function well in a team environment. Technical Services are provided in all of RPC’s principal geographical markets.

Support Services include all of the services that provide (i) equipment offered off the well site without RPC personnel and (ii) services that are provided in support of customer operations off the well site such as classroom and computer training. The equipment and services offered include rental tools, drill pipe and related tools, pipe handling, pipe inspection and storage services, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The primary drivers of operational success for Support Services are offering safe, high quality and in-demand equipment, as well as meeting customer needs and competitive marketing of such services. Customers primarily include domestic operations of independent oil and gas producers and major multi-nationals and selected nationally owned oil companies. Support Services are provided in all of RPC’s principal geographical markets.

A brief description of the primary services conducted within each of the operating segments follows:

Technical Services

Pressure Pumping. Pressure pumping services, which accounted for 48% of 2023 revenues, 53% of 2022 revenues and 43% of 2021 revenues are provided to customers throughout Texas, and the mid-continent regions of the United States. We primarily provide these services to customers to enhance the initial production of hydrocarbons in formations that have low permeability. Pressure pumping services involve using complex, truck or skid-mounted equipment designed and constructed for each specific pumping service offered. The mobility of this equipment permits pressure pumping services to be performed in varying geographic areas. Principal materials utilized in pressure pumping operations include fracturing proppants, acid and bulk chemical additives. Generally, these items are available from several suppliers, and the Company utilizes more than one supplier for each item. Pressure pumping services offered include:

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

Downhole Tools. Thru Tubing Solutions’ (TTS) downhole tools division accounted for 25% of revenues in 2023, 23% of revenues in 2022 and 29% of revenues in 2021. TTS provides services and proprietary downhole motors, fishing tools and other specialized downhole tools and processes to operators and service companies in drilling and production operations, including casing perforation and bridge plug drilling at the completion stage of an oil or gas well. The services that TTS provides are often proprietary solutions developed by the Company, for which the Company maintains an active intellectual property and patent program. Management believes Downhole Tools represents a differentiated service line.

Coiled Tubing. Coiled tubing services, which accounted for nine percent of revenues in both 2023 and 2022 and ten percent of revenues in 2021, involve the injection of coiled tubing into wells to perform various applications and functions for use principally to facilitate completion of unconventional wells, and to a lesser extent, in well-servicing operations of existing wells. Coiled tubing is a flexible steel pipe thousands of feet in length which is wound or coiled around a large reel and conveyed into a wellbore to conduct a variety of downhole tasks. Coiled tubing is attractive because its flexibility allows it to be steered through wellbores that are other than vertical, while also being strong enough to convey tools or motors at the end of the coiled tubing string. Since it is hollow, it can convey fluid which powers a motor or may be needed to clean out a wellbore. The uses for coiled tubing in directional and horizontal wells have been enhanced by improved fabrication techniques and larger-diameter coiled tubing which allows coiled tubing units to be used effectively over greater distances, thus allowing them to function in more of the completion activities currently taking place in the U.S. domestic market. There are several manufacturers of flexible steel pipe used in coiled tubing, and the Company believes that its sources of supply are adequate.

Cementing. Cementing services, which accounted for four percent of revenues in 2023 and one percent of revenues in both 2022 and 2021 are used at the completion stage of an oil or natural gas well to seal the wellbore after the casing string has been run. The process of cementing includes developing a cement slurry formulated for a well’s unique characteristics, pumping the cement through the wellbore and into the space between the well casing and well bore, and allowing it to harden. In addition to completion uses, cementing can also be used to seal a lost circulation zone in an existing well, and to plug a well at the end of its life cycle. Effective July 1, 2023, the Company acquired Spinnaker, a leading provider of oilfield cementing services in the Permian and Mid-Continent basins. The Company’s cementing revenues increased during 2023 primarily due to the acquisition of Spinnaker.

Snubbing. Snubbing (also referred to as hydraulic workover services), which accounted for two percent of revenues in 2023, 2022 and 2021, involves using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment in a high-pressure environment. Increasingly, snubbing units are used for unconventional completions at the outer reaches of long wellbores which cannot be serviced by coiled tubing because coiled tubing has a more limited range than pipe conveyed by a snubbing unit. A snubbing unit makes it possible to remove and replace downhole equipment while maintaining pressure on the well. Customers benefit because these operations can be performed without removing the pressure from the well, which stops production and can damage the formation, and because a snubbing unit can perform many applications at a lower cost than other alternatives.

Nitrogen. Nitrogen accounted for three percent of revenues in 2023, two percent of revenues in 2022 and four percent of revenues in 2021. There are a number of uses for nitrogen, an inert, non-combustible element, in providing services to oilfield customers and industrial users outside of the oilfield. For our oilfield customers, nitrogen can be used to clean drilling and production pipe and displace fluids in various drilling applications. It also can be used to create a fire-retardant environment in hazardous blowout situations and as a fracturing medium for our fracturing service. In addition, nitrogen can be complementary to our snubbing and coiled tubing services, because it is a non-corrosive medium and is frequently injected into a well using coiled tubing. Nitrogen is complementary to our pressure pumping service as well, because foam-based nitrogen stimulation is appropriate in certain sensitive formations in which the fluids used in fracturing or acidizing would damage a customer's well. For non-oilfield industrial users, nitrogen can be used to purge pipelines and create a non-combustible environment. RPC purchases its nitrogen in liquid form from several suppliers and believes that these sources of supply are adequate.

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

Support Services

Rental Tools. Rental tools accounted for five percent of revenues in 2023 and four percent of revenues in both 2022 and 2021. The Company rents specialized equipment for use with onshore and offshore oil and gas well completion, drilling and workover activities. The Company offers a broad range of rental tools including drill pipe and associated handling tools, blowout preventers and a variety of tool assemblages that provide well control. The drilling and subsequent operation of oil and gas wells generally require a variety of equipment. The equipment needed is in large part determined by the geological features of the production zone and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their tool and tubular assets with rental items instead of owning a complete set of assets. The Company’s facilities are strategically located to serve the major staging points for oil and gas activities.

Oilfield Pipe Inspection Services, Pipe Management and Pipe Storage. Pipe inspection services include Full Body Electromagnetic and Phased Array Ultrasonic inspection of pipe used in oil and gas wells. These services are provided at both the Company’s inspection facilities and at independent tubular mills in accordance with negotiated sales and/or service contracts. Our customers are major oil companies and steel mills, for which we provide in-house inspection services, inventory management and process control of tubing, casing and drill pipe. Our locations in Channelview, Texas and Morgan City, Louisiana are equipped with large capacity cranes, specially designed forklifts and a computerized inventory system to serve a variety of storage and handling requirements.

Well Control School. Well Control School provides industry and government accredited training for the oil and gas industry both in the United States and in limited international locations. Well Control School provides training in various formats including conventional classroom training, interactive computer training including training delivered over the internet, and mobile simulator training.

Refer to note in the consolidated financial statements titled Business Segment and Entity Wide Disclosures for additional financial information on our business segments.

Industry

United States. RPC provides its services to its domestic customers through a network of facilities strategically located to serve oil and gas drilling and production activities of its customers in Texas, the mid-continent, the southwest, the Gulf of Mexico, the Rocky Mountain and the Appalachian regions. Demand for RPC’s services in the U.S. is volatile and fluctuates with current and projected price levels of oil and natural gas and activity levels in the oil and gas industry. Customer activity levels are influenced by their decisions about capital investment toward the development and production of oil and gas reserves.

Due to improved drilling technology, the drilling rig count in the U.S. has declined dramatically since the early 1980’s (source: Baker Hughes, Inc.). While oil and gas industry demand is influenced by many factors, the rig count is often used as a proxy for current and future industry activity. Due to continuously enhanced rig and other technologies during the last decade, an increased number of wells have been drilled during periods of strong industry activity, and the domestic production of both oil and natural gas in these wells rose to record levels in 2019. Oil and gas industry activity levels have historically been volatile, experiencing multiple cycles, including seven down cycle troughs between 1981 and 2020, with August 2020 marking the lowest U.S. domestic rig count in U.S. oilfield history, following the onset of the COVID pandemic. Between August 2020 and the fourth quarter of 2023, the U.S. domestic rig count rose by approximately 149%.

Since the majority of RPC’s services are utilized at the completion stage of an oil or gas well’s life cycle, the Company closely monitors well completion trends in the U.S. domestic oilfield. As recently reported by the U.S. Energy Information Administration, reported well completions increased to 12,250 in 2023, an increase of approximately 8.0% compared to 2022.

Historical fluctuations in domestic drilling and completions activity are consistent with the prices of oil and natural gas, global supply and demand for oil and natural gas, the domestic supply of natural gas, capital availability to fund the operations of exploration and production companies, projected near-term economic growth and fluctuations in the value of the U.S. dollar on world currency markets. During 2020, oil prices suffered a historic decrease due to the global economic disruption and uncertainty following the COVID-19 outbreak, with our customers facing a potential collapse in global oil demand. Following the cyclical trough in oilfield activity in the third quarter of 2020, commodity prices and the U.S. domestic rig count began to recover, and by the end of 2022, the U.S. domestic rig count had more than doubled compared to the historic low level recorded in 2020. During early 2022 the industry also experienced volatility, with higher oil process and global uncertainty caused by Russia’s invasion of Ukraine. During 2023, the U.S. domestic average rig count decreased to 688 compared to 723 in the prior year, in part due to continued productivity and efficiency improvements of oilfield assets. The Company anticipates oilfield activity to remain consistent with 2023 levels during 2024. Fluctuations in the prices of these commodities, particularly the price of oil, significantly impact RPC’s financial results.

The average price of natural gas decreased by approximately 61% during 2023 as compared with 2022 (source: U.S. Energy Information Administration). RPC believes that the recent decrease in the price of natural gas may discourage drilling and completion of natural gas-directed wells during the near term.

During the first decade of the twenty-first century, natural gas-directed drilling rigs comprised most of the U.S. drilling rig count. Beginning in 2010, the percentage of drilling rigs drilling for natural gas began to decline, and since that time has consistently comprised less than 50% of total U.S. drilling. Rising U.S. domestic demand for natural gas and the advent of U.S. exports of liquified natural gas have been offset by increasing production, thus preventing the price of natural gas from rising. The Russian invasion of Ukraine during the first quarter of 2022 prompted Western European countries to curtail or eliminate their purchases of natural gas from Russia. As a result, the demand for liquified natural gas from the United States increased significantly, which increased the price for natural gas in the United States to its highest level since 2008 and encouraged additional investment in liquified natural gas production facilities in the United States. These factors have been offset by warm weather and the idling of a major liquified natural gas facility in the U.S., which contributed to the decline in the price of natural gas during 2023. We continue to believe in the long-term importance of our business due to continued worldwide demand for hydrocarbons and the high production of oil in the domestic U.S. market.

Unconventional wells are drilled in a direction other than a straight vertical direction from the Earth’s surface. Because they are drilled through relatively impermeable formations such as shale, they require additional stimulation when they are completed. Also, many of these formations require high pumping rates of stimulation fluids under high pressures, which can only be accomplished by using a great deal of pressure pumping horsepower to complete the well. Furthermore, since these types of wells are not drilled in a straight vertical direction, they require tools and drilling mechanisms that are flexible, rather than rigid, and can be steered once they are downhole. For these reasons, unconventional wells require more of RPC’s services than conventional wells. Specifically, these types of wells require RPC’s pressure pumping and coiled tubing services, as well as our downhole tools and services. Since 2016, unconventional oil and gas wells have comprised greater than 80% of U.S. domestic drilling and RPC believes that they will continue to comprise the majority of drilling activity because of their high initial production rates. The advent of unconventional drilling in the U.S. domestic market, which RPC believes to be a permanent change, continues to have a positive impact on the demand for RPC’s services.

International. RPC has historically operated in several countries outside of the United States, and international revenues accounted for approximately two percent of RPC’s consolidated revenues in both 2023 and 2022 and four percent in 2021. RPC’s allocation of growth capital over the last several years has emphasized domestic rather than international expansion because of higher domestic activity levels and expected financial returns.

RPC provides services to its international customers through branch locations or wholly owned foreign subsidiaries. The international market is prone to political uncertainties, including the risk of civil unrest and conflicts. However, due to the significant investment requirement and complexity of international projects, customers’ drilling decisions relating to such projects tend to be evaluated and monitored with a longer-term perspective with regard to oil and natural gas pricing, and therefore have the potential to be more stable than most U.S. domestic operations. Additionally, the international market is dominated by major oil companies and national oil companies which tend to have different objectives and more operating stability than the typical independent oil and gas producer in the U.S. Predicting the timing and duration of contract work is not possible. Refer to note in the consolidated financial statements titled Business Segment and Entity wide Disclosures for further information on our international operations.

Growth Strategies

RPC’s primary objective is to generate attractive long-term returns on investment through the effective and conservative management of its invested capital to generate strong cash flow. This objective continues to be pursued through strategic investments and opportunities designed to enhance the long-term value of RPC while improving market share, product offerings and the profitability of existing businesses. Growth strategies are focused on selected customers and markets in which we believe there exist opportunities for higher growth, customer and market penetration, or enhanced returns achieved through acquisitions or through providing proprietary value-added equipment and services. RPC intends to focus on specific market segments in which it believes that it has a competitive advantage and on potential new customers who have a long-term need for our services in markets in which we operate.

RPC seeks to expand its service capabilities through a combination of internal growth, acquisitions, joint ventures and strategic alliances. Historically, we have found that we generate higher financial returns from organic growth with our services and geographical locations in which we have experience. Because of the fragmented nature of the oil and gas services industry, RPC believes a number of acquisition opportunities exist, and we frequently consider such opportunities. In the third quarter of 2023 we successfully completed the acquisition of Spinnaker Oilwell Services, thereby expanding our cementing service line. We will continue to consider the acquisitions of existing businesses but will also continue to maintain a conservative capital structure, which may limit our ability to consummate large transactions.

RPC has a revolving credit facility which can be used to fund working capital and other capital requirements, as needed. The borrowing base for this credit facility is $100 million, including a $35 million letter of credit sublimit, and a $35 million swingline sublimit. There was no outstanding balance on this credit facility as of December 31, 2023. Our capital structure is more conservative than that of many of our peers.

Customers

Demand for RPC’s services and equipment depends primarily upon the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of production enhancement activity worldwide. RPC’s principal customers consist of major and independent oil and natural gas producing companies. There was no customer in 2023 that accounted for 10% or more of revenues. RPC provided oilfield services to several hundred customers during each of the past three years. Of these customers, only one customer, a private exploration and production company, accounted for approximately 11% of the Company’s revenues in 2022 with no other customers exceeding 10% of revenues during 2022 or 2021.

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

Competition

RPC operates in highly competitive areas of the oilfield services industry. We offer our services and equipment in highly competitive markets, and the revenues and earnings generated are affected by changes in prices for our services, fluctuations in the level of customer activity in major markets, general economic conditions and governmental regulation. RPC competes with many large and small oilfield industry competitors, including the largest integrated oilfield services companies. During the most recent downturn that began in 2019, fewer oilfield service companies became insolvent than in previous downturns. This was due in part to COVID-19 – related Federal stimulus that supported businesses that would otherwise have become insolvent. Oilfield activity levels began to improve during the fourth quarter of 2020, and pricing for our services began to improve during the fourth quarter of 2021, both of which supported the operations of oilfield services companies that remained in operation. During 2022, Russia’s invasion of Ukraine destabilized global oil markets, causing prices to rise, while also increasing the attractiveness of the U.S. domestic oilfield due to its oil and natural gas reserves, political stability and downstream energy infrastructure. Instability in the Middle East region has continued including the conflict in Israel and the Gaza Strip, and the Red Sea shipping disruptions.

Improving completion services efficiency has served to increase effective capacity and impose another catalyst for declining pricing and utilization. The combination of a large number of oilfield services companies and the increased efficiency with which these companies provide services has caused the oilfield services business to remain highly competitive. RPC believes that the principal competitive factors in the market areas that it serves are product availability and quality of our equipment and raw materials used to provide our services, service quality, reputation for safety and technical proficiency, and price.

The oil and gas services industry includes dominant global competitors including, among others, Halliburton Company, Baker Hughes Company, and Schlumberger Ltd. The industry also includes a number of other publicly traded peers whose operations are more similar to RPC, including Liberty Energy, Inc, Mammoth Energy Services, Inc., NCS Multistage Holdings, Inc., Nine Energy Services, Patterson-UTI Energy, Inc., ProFrac and ProPetro Holding Corporation, as well as numerous smaller, locally owned competitors. Increased demands for larger-scale and newer technology solutions, as well as business combinations among large oil and gas companies, are driving consolidation of our competitors in certain service lines.

Human Capital

The table below shows the number of employees at December 31, 2023 and 2022:

At December 31,	2023	2022
Employees	2,691	2,732

The Company operates in a cyclical business where financial performance and headcount are influenced by, among other things, changes in oil and natural gas prices. The Company’s key human capital management objectives are focused on fostering talent in the following areas:

Diversity and Equality - The Company’s workforce is diverse and our dedicated team of employees works towards a common purpose. Our Company is strong in its values, relationships, and consistency in management. We have long been dedicated to recruiting and hiring recently discharged military personnel. The Board of Directors has a Human Capital Management and Compensation Committee that monitors compliance with applicable non-discrimination laws related to race, gender, and other protected classes. The Committee provides an update of such incidents to the Board, as needed, at least on an annual basis.

Development and Training - The Company’s management team and all its employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. We have implemented and maintained a Code of Conduct to provide guidance for everyone associated with the Company, including its employees, officers, and directors (the Code). The code prohibits unlawful or unethical activity, including discrimination, and directs our employees, officers, and directors to avoid actions that, even if not unlawful or unethical, might create an appearance of illegality or impropriety. The Code is updated annually and certain employees at the supervisory level and above are required to review the code each year and any reported non-compliance is followed up on and resolved, as appropriate. In addition, the Company provides annual training for preventing, identifying, reporting, and ending any type of unlawful discrimination. We also have escalation policies in place to address various issues including employee discrimination. The Company also provides a wide variety of opportunities for professional growth for all employees with in-classroom and online training, on-the-job experience, and counseling.

Compensation and Benefits - The Company focuses on attracting and retaining employees by providing compensation and benefit packages that are competitive in the market, taking into account the location and responsibilities of the job. We provide competitive financial benefits such as a 401(k) retirement plan with a company match, and generally grant awards of restricted stock for certain of our salaried employees. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs that support their physical and mental health by providing tools and resources to help them improve or maintain their health status.

RPC has always believed in the long-term value of education and has demonstrated this belief through a college scholarship program for the children of employees. This program, which awards four-year college scholarships based on merit, parents' tenure, and need has invested more than $1 million to support hundreds of children of employees as they earn college degrees. A number of these college graduates have come to work for RPC and have followed their parents to become valuable employees.

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

RPC owns and leases regional and district facilities from which its oilfield services are provided to land-based and offshore customers. RPC’s principal executive offices in Atlanta, Georgia are leased. The Company has four primary administrative buildings, two leased facilities, one in each of The Woodlands, Texas, and Midland, Texas, that include the Company’s operations, engineering, sales and marketing headquarters, and two owned facilities, one in Houma, Louisiana that includes certain administrative functions and one in Newcastle, Oklahoma that includes certain administrative functions, operations, engineering, sales and equipment storage yards. RPC believes that its facilities are adequate for its current operations. For additional information with respect to RPC’s lease commitments, see note to the consolidated financial statements titled Leases.

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

Intellectual Property

RPC uses several patented items in its operations which management believes are important, but are not indispensable, to RPC’s success. Although RPC anticipates seeking patent protection, when possible, it relies to a greater extent on the technical expertise and know-how of its personnel to maintain its competitive position.

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

The price of oil, a world-wide commodity, is affected by, among other things, the potential of armed conflict in politically unstable areas such as the Middle East as well as the actions of OPEC, an oil cartel which controls approximately 40% of global oil production. OPEC’s actions have historically been unpredictable and can contribute to the volatility of the price of oil on the world market.

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

At times our business has had a concentration of one or more major customers. There was no customer that accounted for 10% of revenues in 2023. One of our customers, a private exploration and production company, accounted for approximately 11% of the Company’s revenues in 2022, with no other customers in 2022 and no customers in 2021 exceeding 10% of revenues. In addition, there was one customer that accounted for approximately 10% of accounts receivable as of December 31, 2023. There were no other customers as of December 31, 2023, and no customers as of December 31, 2022, that accounted for 10% or more of accounts receivable. The reliance on a large customer for a significant portion of our total revenues exposes us to the risk that the loss or reduction in revenues from this customer, which could occur unexpectedly, could have a material and disproportionate adverse impact upon our revenues and operating results.

Our concentration of customers in one industry and periodic downturns may impact our overall exposure to credit risk and cause us to experience increased credit loss allowance for accounts receivable.

Substantially all of our customers operate in the energy industry. This concentration of customers in one industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. The periodic downturns that our industry experiences may adversely affect our customers' operations, which could cause us to experience increased credit losses for accounts receivable.

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

We may be unable to identify or complete acquisitions, and the completion of significant acquisitions involves integration and other risks.

Acquisitions have been and may continue to be a key element of our business strategy. We cannot assure you that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. We may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. The issuance of additional equity securities could result in significant dilution to our stockholders. We cannot assure you that we will be able to successfully integrate the operations and assets of any acquired business with our own business. Any inability on our part to integrate and manage the growth of acquired businesses could have a material adverse effect on our results of operations and financial condition. We completed the acquisition of Spinnaker Oilwell Services in 2023 and may have difficulty and incur anticipated expenses related to integrating information systems, financial reporting activities, employee retention and integrating and retaining management and personnel. Additionally, we may not be able to achieve the anticipated expansion of our cementing business from its presence in South Texas to basins in which we provide other services.

Our operations are affected by adverse weather conditions.

Our operations are directly affected by the weather conditions in several domestic regions, including the Gulf of Mexico, the Gulf Coast, the mid-continent, and the Appalachian region. Hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast during certain times of the year may also affect our operations, and severe hurricanes may affect our customers' activities for a period of several years. While the impact of these storms may increase the need for certain of our services over a longer period of time, such storms can also decrease our customers' activities immediately after they occur. Such hurricanes may also affect the prices of oil and natural gas by disrupting supplies in the short term, which may increase demand for our services in geographic areas not damaged by the storms. Prolonged rain, snow or ice in many of our locations may temporarily prevent our crews and equipment from reaching customer work sites. Due to seasonal differences in weather patterns, our crews may operate more days in some periods than others. Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions.

Our ability to attract and retain skilled workers may impact growth potential and profitability.

Our ability to be productive and profitable will depend substantially on our ability to attract and retain skilled workers. Our ability to expand our operations is, in part, impacted by our ability to increase our labor force. A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates paid by us, or both. The Company and our industry are being affected by shortages of skilled labor. If labor shortages continue or a significant increase in wages occurs, our capacity and profitability could be diminished, and our growth potential could be impaired.

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

Our business requires a great deal of capital to maintain our equipment and increase our fleet of equipment to expand our operations, and we currently have access to our credit facility to fund our necessary working capital and other capital requirements. Our credit facility provides a borrowing base of $100 million less the amount of any outstanding letters of credit, and bears interest at a floating rate, which exposes us to market risks as interest rates rise. If our existing capital resources become unavailable, inadequate, or unfavorable for purposes of funding our capital requirements, we would need to raise additional funds through alternative debt or equity financings to maintain our equipment and continue our growth. Such additional financing sources may not be available when we need them or may not be available on favorable terms. If we fund our growth through the issuance of public equity, the holdings of stockholders will be diluted. If capital generated either by cash provided by operating activities or outside financing is not available or sufficient for our needs, we may be unable to maintain our equipment, expand our fleet of equipment, or take advantage of other potentially profitable business opportunities, which could reduce our future revenues and profits.

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

Increasing expectations from governments, customers, investors and other stakeholders regarding our environmental, social and governance (ESG) practices may affect our business, may create additional costs for us, or expose us to related risks.

Many companies are receiving greater attention from stakeholders regarding their ESG practices, as well as their oversight of relevant ESG issues. The various stakeholders are placing growing importance on our potential environmental and social issue risk exposure and the impact of our choices. Increased focus on ESG and related decision-making may negatively impact us as customers, investors and other stakeholders may choose to not work with us or reallocate capital or decline to make an investment as a result of their assessment of our ESG practices. Companies that do not comport with, or do not adapt to, these evolving investor and stakeholder ESG-related expectations and standards, or that are assessed as not having responded appropriately to the growing focus on ESG matters, may have their brand and reputation harmed, and the Company or our stock price may be adversely affected even though we may be in full compliance with all relevant laws and regulations.

We are planning to create and publish voluntary disclosures regarding ESG matters from time to time. To the extent that we report Green House Gas (GHG) emissions data, the methodologies that we use to calculate our emissions may change over time based upon changing industry standards. We note that standards and expectations regarding the processes for measuring and counting GHG emissions and GHG emission reductions are evolving, and it is possible that our approach to measuring our emissions maybe considered inconsistent with common or best practices with respect to measuring and accounting for such matters. If our approaches to such matters fall out of step with common or best practice, we may be subject to additional scrutiny, criticism, regulatory and investor engagement or litigation, any of which may adversely impact our business, financial condition or results of operation.

Furthermore, the SEC has announced proposed rules that, among other matters, will establish a framework for reporting climate-related risks. To the extent that any proposed rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient. Furthermore, in November 2022, the U.S. Department of Labor adopted final rules that allow plan fiduciaries to consider climate change and other ESG factors when they select retirement investments and exercise shareholder rights, such as proxy voting. Should plan investors decide to not invest in us based on ESG factors, our business and access to capital may be negatively impacted. In 2023, the State of California enacted legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures starting as early as 2026, and other jurisdictions, domestically and internationally, are also considering various climate change disclosure requirements.

In addition, ESG and climate change issues may cause consumer preference to shift toward other alternative sources of energy, lowering demand for oil and natural gas and consequently lowering demand for our services. In some areas these concerns have caused governments to adopt or consider adopting regulations to transition to a lower-carbon economy. These measures may include adoption of cap-and-trade programs, carbon taxes, increased efficiency standards, prohibitions on the manufacture of certain types of equipment (such as new automobiles with internal combustion engines), and requirements for the use of alternate energy sources such as wind or solar. These types of programs may reduce the demand for oil and natural gas and consequently the demand for our services.

Approaches to climate change and a transition to a lower-carbon economy, including government regulation, company policies, and consumer behavior, are continuously evolving. At this time, we cannot predict how such approaches may develop or otherwise reasonably or reliably estimate their impact on our financial condition, results of operations and ability to compete. However, any long-term material adverse effect on the oil and gas industry may adversely affect our financial condition, results of operations and cash flows.

Risk Management Risks.

Our business has potential liability for litigation, personal injury and property damage claims assessments.

Our operations involve the use of heavy equipment and exposure to inherent risks, including blowouts, explosions, and fires. If any of these events were to occur, it could result in liability for personal injury and property damage, pollution or other environmental hazards or loss of production. Litigation may arise from a catastrophic occurrence at a location where our equipment and services are used. This litigation could result in large claims for damages. The frequency and severity of such incidents will affect our operating costs, insurability and relationships with customers, employees, and regulators. These occurrences could have a material adverse effect on us. We maintain what we believe is prudent insurance protection. We cannot assure you that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims and assessments that may arise.

Regulatory Risks.

Our operations may be adversely affected if we are unable to comply with regulations and environmental laws.

Our business is significantly affected by stringent environmental laws and other regulations relating to the oil and gas industry and by changes in such laws and the level of enforcement of such laws. We are unable to predict the level of enforcement of existing laws and regulations, how such laws and regulations may be interpreted by enforcement agencies or court rulings, or whether additional laws and regulations will be adopted. The adoption of laws and regulations curtailing exploration and development of oil and gas fields in our areas of operations for economic, environmental, or other policy reasons would adversely affect our operations by limiting demand for our services. We also have potential environmental liabilities with respect to our offshore and onshore operations, and could be liable for cleanup costs, or environmental and natural resource damage due to conduct that was lawful at the time it occurred but is later ruled to be unlawful. We also may be subject to claims for personal injury and property damage due to the generation or disposal of hazardous substances in connection with our operations. We believe that our present operations substantially comply with applicable federal and state pollution control and environmental protection laws and regulations. We also believe that compliance with such laws has had no material adverse effect on our operations to date. However, such environmental laws are changed frequently. We are unable to predict whether environmental laws will, in the future, materially adversely affect our operations and financial condition. Penalties for noncompliance with these laws may include cancellation of permits, fines, and other corrective actions, which would negatively affect our future financial results.

Compliance with federal and state regulations relating to pressure pumping services, including hydraulic fracturing, could increase our operating costs, cause operational delays, and could reduce or eliminate the demand for our pressure pumping services.

RPC’s pressure pumping services are the subject of continuing federal, state and local regulatory oversight. This scrutiny is prompted in part by public concern regarding the potential impact on drinking and ground water and other environmental issues arising from the growing use of hydraulic fracturing. Among these regulatory entities is the White House Council on Environmental Quality, which coordinated a review of hydraulic fracturing practices. In addition, a committee of the United States House of Representatives investigated hydraulic fracturing practices and publicized information regarding the materials used in hydraulic fracturing. Compliance with federal and state regulations relating to pressure pumping services could increase our operating costs, cause operational delays, and could reduce or eliminate the demand for our pressure pumping services. The U.S. Environmental Protection Agency (EPA) also conducted a study of the environmental impact of hydraulic fracturing practices, and in 2015, issued a report which concluded that hydraulic fracturing had not caused a measurable impact on drinking water sources in the U.S. This and similar conclusions from similar investigations carry positive implications for our industry; however, more stringent regulations could be imposed in the future, which could have a material adverse impact on our costs and our business.

Risks Related to our Capital and Ownership Structure.

Our management and directors have a substantial ownership interest, and public stockholders may have no effective voice in the management of the Company.

The Company has elected the Controlled Corporation exemption under Section 303A of the New York Stock Exchange (NYSE) Listed Company Manual. The Company is a Controlled Corporation because a group that includes Gary W. Rollins, Pamela R. Rollins, Amy Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company, and certain companies under their control (the Controlling Group), controls in excess of 50% of the Company’s voting power. As a Controlled Corporation, the Company need not comply with certain NYSE rules including those requiring a majority of independent directors, and independent compensation and nominating committees.

RPC’s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 60% of RPC’s outstanding shares of common stock. As a result, these stockholders effectively control the operations of RPC, including the election of directors and approval of significant corporate transactions such as acquisitions and other matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over the Company at a premium.

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

Risks Related to Digital Operations, Cybersecurity and Business Disruption.

Our operations rely on digital systems and processes that are subject to cyber attacks or other threats that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Our operations are dependent on digital technologies and services. We use these technologies and services for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Digital technologies are subject to the risk of cyber attacks, both from internal and external threats. Internal threats in cybersecurity are caused by the misuse of access to networks and assets by individuals within the Company by maliciously or negligently disclosing, modifying or deleting sensitive information. Individuals within the Company include current employees, contractors and partners. External threats in cybersecurity are caused by unauthorized parties attempting to gain access to our networks and assets by exploiting security vulnerabilities or through the introduction of malicious code, such as viruses, worms, Trojan horses and ransomware. In response to the risk of cyber attacks, we regularly review and update processes to prevent unauthorized access to our networks and assets and misuse of data. We provide regular security awareness training for appropriate employees, simulate phishing attempts and closely manage the accounts and privileges of all employees and contractors. In addition, we have adopted an established cybersecurity framework that provides significant risk management across several areas. We also maintain an up-to-date incident response plan to quickly address cybersecurity incidents. We have experienced unsuccessful cyberattack attempts to gain unauthorized access to our network. To date, these attacks have not had a material impact on our operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

RPC approaches cybersecurity as an enterprise-wide risk and has created an accountability framework that includes oversight of cybersecurity risks. We have implemented policies and processes designed to detect, prevent, and respond to cybersecurity incidents. To help guide its overall program, RPC uses the Center for Internet Security (CIS) Controls framework to provide best practices for securing IT systems and data. We have implemented a majority of version 8.0 of the CIS Controls which supports a Zero Trust architecture.  RPC has created a cross-departmental team to continuously monitor and screen Company vendors (also known as partners and managed service providers) for vulnerabilities on their own systems and compliance with RPC’s policies and procedures, to mitigate risks potentially caused by third party breaches. We have completed an initial risk assessment for each vendor and identified an external cybersecurity firm to further assist with this initiative that is being guided by CIS Control Standards.

As part of its Standard Operating Procedures, RPC has adopted Incident Response Policy (IRP), Data Loss Prevention Policy, and other policies regarding key areas of information security. These policies are reviewed periodically and updated as needed to address emerging risks or gaps in compliance. The IRP also includes guidance on internal and external escalation in the event of an incident or breach. RPC has not experienced a material cybersecurity incident to date.  If a material cybersecurity breach occurs, the incident will be reviewed by the cybersecurity team to determine whether further escalation is appropriate. Any incident assessed as potentially being or becoming material will immediately be escalated for further assessment and reported to designated members of our executive leadership team and if deemed necessary, the Board of Directors, We plan to consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and make the final materiality determination regarding disclosure and other compliance decisions. We also plan to keep our independent public accounting firm informed of such incidents as appropriate.

The Company maintains a cyber liability insurance policy that is designed to cover certain expenses, business losses, business interruption, and fines and penalties associated with a data breach or other similar incident. Cyber liability insurance also provides coverage in the event of a ransomware attack. Our cyber risk coverage includes assistance in the timely remediation of material cyberattacks and incidents.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

Governance

Role of the Board

The Board is responsible for overseeing overall risk management for the Company, including review and approval of the enterprise risk management approach and processes implemented by management to identify, assess, manage, and mitigate risk, at least annually. The Board has delegated its responsibility for oversight of the Company’s cybersecurity and information security framework and risk management to the Audit Committee. The Audit Committee receives information and updates at least quarterly and actively engages with senior leaders with respect to the effectiveness of the Company’s cybersecurity and information security framework, data privacy, and risk management. In addition, the Audit Committee receives reports summarizing threat detection and mitigation plans, audits of internal controls, training and certification, and other cyber priorities and initiatives, as well as timely updates from senior leaders on material incidents relating to information systems security, including cybersecurity incidents. The Audit Committee includes members with experience in risk management including cybersecurity.

Role of Management

RPC’s cybersecurity program is overseen by the Chief Information Officer (CIO) as well as several key members of RPCs Enterprise Technology team including the Principal Security Architect. These key leaders collectively have over 50 years of experience in network security, cybersecurity and enterprise risk management. The Chief Executive Officer and CIO receive regular updates on cybersecurity matters, results of mitigation efforts related to existing risks and cybersecurity incident response and remediation. These leaders communicate closely with members of RPCs Information Security Committee (ISC) which oversees the adopted CIS Control Framework, governs the Company’s information security programs and ensures the effectiveness of the Company’s cybersecurity and technology risk management practices. In addition, ISC provides oversight to ensure that security strategies are aligned with business objectives. The Company also maintains business continuity and disaster recovery plans. RPC performs scheduled tabletop exercises periodically to evaluate the resilience of its cyber crisis processes, tools, and proficiency in responding to cyber attacks from both a strategic and technical response perspective.

Item 2. Properties

RPC owns or leases approximately 60 offices and operating facilities. The Company leases approximately 21,200 square feet of office space in Atlanta, Georgia that serves as its headquarters, a portion of which is allocated and charged to Marine Products Corporation. See the note titled Related Party Transactions. The lease agreement on the headquarters is effective through May 2031. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities used in our operations are as follows:

Owned Locations
Broussard, Louisiana — Operations, sales and equipment storage yard
Elk City, Oklahoma — Operations, sales and equipment storage yard
Houma, Louisiana — Administrative office
Channelview, Texas — Pipe storage yard and inspection services
Odessa, Texas — Pumping services facility Vernal, Utah — Operations, sales and equipment storage yards
Newcastle, Oklahoma — Operations, sales and administrative offices

Leased Locations
Midland, Texas — Operations, sales and administrative offices
Seminole, Oklahoma — Pumping services facility
The Woodlands, Texas — Operations, sales and administrative office
Odessa, Texas — Pumping services facility Atlanta, Georgia — Headquarters

Item 3. Legal Proceedings

RPC is a party to various routine legal proceedings primarily involving commercial claims, workers’ compensation claims and claims for personal injury. RPC insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will, in every case, fully indemnify RPC against liabilities arising out of pending and future legal proceedings related to its business activities. RPC is also subject to sales and use tax audits in various jurisdictions. While the outcome of these lawsuits, legal proceedings and audit claims cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on RPC’s business or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES. As of February 20, 2024, there were 215,445,398 shares of common stock outstanding and approximately 23,000 beneficial holders of our common stock.

Dividends

On January 23, 2024, the Board of Directors declared a $0.04 per share cash dividend payable March 11, 2024, to stockholders of record at the close of business on February 9, 2024. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

Issuer Purchases of Equity Securities

Shares repurchased by the Company and affiliated purchasers in the fourth quarter of 2023 are outlined below.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2023, to October 31, 2023	314	(1)	$8.95	—	14,979,128
November 1, 2023, to November 30, 2023	—		—	—	14,979,128
December 1, 2023, December 31, 2023	1,200	(2)	7.20	1,200,000	13,779,128
Total	1,514		$7.20	1,200,000	13,779,128

(1) Represents shares repurchased by the Company in connection with taxes related to vesting of certain restricted shares.

(2) The Company has a stock buyback program initially adopted in 1998 (and subsequently amended in 2013, 2021 and 2023) that authorized the repurchase of up to 49,578,125 shares in the aggregate. There were 1,200,000 shares purchased on the open market during the fourth quarter of 2023 and 13,779,128 shares remained available to be repurchased under the current authorization as of December 31, 2023. Currently the program does not have a predetermined expiration date.

Performance Graph

The following graph shows a five-year comparison of the cumulative total stockholder return based on the performance of the stock of the Company, assuming dividend reinvestment, as compared with both a broad equity market index and an industry or peer group index. The indices included in the following graph are the Russell 2000 Index (Russell 2000), the Philadelphia Stock Exchange’s Oil Service Index (OSX), and a peer group which includes companies that are considered peers of the Company (the Peer Group). The Company has voluntarily chosen to provide both an industry and a peer group index.

The Company was a component of the Russell 2000 during 2023. The Russell 2000 is a stock index measuring the performance of the small-cap segment of the US equity universe. The components of the index had a weighted average market capitalization in 2023 of $3.3 billion, and a median market capitalization of $965 million. The Russell 2000 was chosen because it represents companies with comparable market capitalizations to the Company, and because the Company is a component of the index. The OSX is a stock index of 15 companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services. The Company is not a component of the OSX, but this index was chosen because it represents a large group of companies that provide the same or similar equipment and services as the Company. The companies included in the Peer Group are Halliburton Company, Oil States International, Inc., Patterson-UTI Energy, Inc and Liberty Energy, Inc. The companies included in the Peer Group have been weighted according to each respective issuer's stock market capitalization at the beginning of each year. The peer group used in the immediately preceding fiscal year (the Former Peer Group) included Halliburton Company, NexTier Oilfield Solutions, Inc., Oil States International, Inc., and Patterson-UTI Energy, Inc. Liberty Energy, Inc. is included for this fiscal year because it operates similar service lines in similar domestic markets as the Company and has sufficient trading history to be included for this fiscal year.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN *
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
RPC, Inc. Common Stock
Russell 2000 Index
OSX
Former Peer Group
New Peer Group
* Assumes Reinvestment of Dividends

	December 31,
Company/Index	2018	2019	2020	2021	2022	2023
	Base Period
RPC, Inc. Common Stock	100	54	32	47	90	78
Russell 2000 Index	100	123	146	166	131	150
OSX	100	99	54	65	104	104
Peer Group	100	30	40	49	87	77

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with Selected Financial Data and the consolidated financial statements included elsewhere in this document. See also Forward-Looking Statements on page 2. Discussions of year-to-year comparisons of 2022 and 2021 items that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 on our Annual report on Form 10-K for the year ended December 31, 2022, which Item is incorporated herein by reference.

RPC, Inc. (RPC) provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of Mexico, Rocky Mountain and Appalachian regions, and in selected international markets. The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells.

Our key business and financial strategies are:

-	To focus our management resources on and invest our capital in equipment and geographic markets that we believe will earn high returns on capital.
-	To maintain a flexible cost structure that can respond quickly to volatile industry conditions and business activity levels.
-	To maintain capital strength sufficient to allow us to remain a going concern and maintain our operational strength during protracted industry downturns.
-	To maintain an efficient, low-cost capital structure which includes an appropriate use of debt financing.
-	To optimize asset utilization with the goal of increasing revenues and generating leverage of direct and overhead costs, balanced against increasingly high maintenance requirements and low financial returns experienced during times of low customer pricing for our services.
-	To deliver products and services to our customers safely.
-	To secure adequate sources of supplies of raw materials used in our operations.
-	To maintain and selectively increase market share.
-	To explore potential acquisitions that could increase our scale, bolster selected service lines, broaden our customer base and deliver attractive financial returns.
-	To maximize stockholder return by optimizing the balance between cash invested in the Company's productive assets, the payment of dividends to stockholders, and the repurchase of our common stock on the open market.
-	To align the interests of our management and stockholders.

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

Current industry conditions are characterized by oil prices which have risen from less than $20 per barrel in the second quarter of 2020 to approximately $73 per barrel early in the first quarter of 2024. While there are many factors influencing the price of oil, we believe that Russia’s invasion of Ukraine in the first quarter of 2022 destabilized global oil markets, causing prices to rise, while also increasing the attractiveness of the U.S. domestic oilfield due to its oil and natural gas reserves, political stability and downstream energy infrastructure. In response to these conditions, the U.S. domestic rig count has risen from a low of 244 in the third quarter of 2020 to 620 early in the first quarter of 2024. In addition, well completions have increased from 1,308 in the third quarter of 2020 to 2,850 in the fourth quarter of 2023.

RPC believes that oil production in the United States has also become an increasingly important determinant of global oil prices, because the United States has grown to be the world’s largest producer of oil and is more flexible in its ability to increase or decrease drilling and production activities more rapidly than the state-owned oil companies which comprise OPEC membership. During the past several years, improved drilling and completion techniques have increased productivity and caused U.S. domestic oil production to rise to record production levels, reaching 13.2 million barrels per day in December of 2023. (source: U.S. Energy Information Administration).

Customer activities directed towards natural gas drilling and production have been weak for many years because of the high production of shale-directed natural gas wells, the high amount of natural gas production associated with oil-directed shale wells in the U.S. domestic market, and relatively constant consumption of natural gas in the United States. One result of high natural gas production and steady demand has been a decline in the price of natural gas. The price of natural gas briefly rose to $9.56 per Mcf during the third quarter of 2022 as the market assessed the impact of European sanctions against Russian natural gas imports. However, the price of natural gas fell during the fourth quarter of 2022 and remained low throughout 2023 due to warm weather and the idling of a major liquified natural gas facility in the U.S. The price of natural gas early in the first quarter of 2024 was $2.92 per Mcf, which was approximately 35.1% lower than at the same time in 2023. The Company believes that despite the decline in price, the favorable long-term outlook for natural gas provided by the U.S. oil and gas industry is sufficient to encourage our customers to maintain their natural gas-directed exploration and production activities.

The Company’s strategy of utilizing equipment in unconventional basins has continued. During 2023, capital expenditures totaled $181.0 million which included the purchase of a new Tier 4 dual-fuel equipment, coupled with capitalized maintenance and upgrades of our existing equipment.

Effective July 1, 2023, the Company acquired Spinnaker Oilwell Services, LLC (Spinnaker), a leading provider of oilfield cementing services in the Permian and Mid-Continent basins. The acquisition of Spinnaker expanded RPC’s cementing business from its presence in South Texas to basins in which we currently provide other services. See note titled Business Acquisition for additional information.

Revenues during 2023 totaled $1.6 billion, a slight increase of 1.0% compared to 2022. This increase was primarily due to an increase in cementing revenues due to the Spinnaker acquisition, partially offset by a decrease in pressure pumping activity. Cost of revenues increased 0.1% compared to the prior year, consistent with the slight increase in revenues.

Selling, general and administrative expenses during 2023 totaled $165.9 million, an increase of 11.7% compared to 2022. The increase was primarily due to costs related to the settlement of a vendor dispute during 2023 coupled with the incremental SG&A expenses from the recently acquired Spinnaker.

Income before income taxes was $256.2 million for 2023 compared to $289.6 million in 2022. Net income for 2023 was $195.1 million, or $0.90 earnings per share compared to net income of $218.4 million, or $1.01 earnings per share in 2022. 2023 net income included $18.3 million of non-cash pension settlement charges.

Cash flows from operating activities increased to $394.8 million in 2023 compared to $201.3 million in 2022. Change in working capital generated $57.8 million of cash in 2023, compared to a $122.5 million use of cash in the prior year primarily due to lower business activity levels in the fourth quarter of 2023 compared to the same period in the prior year. This increase in cash flow was partially offset by a decrease in net income, which included the non-cash pension settlement charges referenced above. As of December 31, 2023, there were no outstanding borrowings under our credit facility.

Outlook

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity and can be impacted by economic developments as well as geopolitical disruptions, such as the continuing conflicts in the Middle East as well as Russia and Ukraine. RPC believes that oil prices remain above levels sufficient to motivate our customers to maintain drilling and completion activities.

The majority of the U.S. domestic rig count remains directed towards oil. During 2023, approximately 80% of the U.S. domestic rig count was directed towards oil, consistent with the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. However, we believe that natural gas-directed drilling will increase in the future because of favorable long-term market dynamics. This projected higher demand for oil and natural gas should drive increased activity in most of the basins in which RPC operates.

We continue to monitor the market for our services and the competitive environment, including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets. The growing efficiency in recent years with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market. We believe that most of the feasible efficiency gains have been realized, and a number of our smaller competitors have ceased operations. We expect demand for our services will remain consistent with 2023 levels during the near term.

We have selectively upgraded our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection. RPC continues to maintain and upgrade our current fleet capacity of revenue-producing equipment. We will remain highly disciplined about adding new incremental revenue-producing equipment capacity and will only expand if we believe the projected financial returns of such capital expenditures meet our financial return criteria. The Company is allocating capital to maintain the capacity of our pressure pumping fleet to offset anticipated future fleet retirements. During 2023 the Company placed into service a new pressure pumping fleet, replacing existing older equipment sent out for refurbishment. During 2024, the Company will be replacing a Tier 2 diesel fleet with a recently ordered Tier 4 dual-fuel fleet.

Effective July 1, 2023, the Company acquired Spinnaker Oilwell Services, LLC (Spinnaker), a leading provider of oilfield cementing services in the Permian and Mid-Continent basins. The acquisition of Spinnaker expanded RPC’s legacy cementing business in South Texas to basins in which we currently provide other services. See the note titled Business Acquisition for additional information.

Results of Operations

	2023	2022	2021
Consolidated revenues [in thousands]	$1,617,474	$1,601,762	$864,929
Revenues by business segment [in thousands]:
Technical	$1,516,137	$1,516,363	$815,046
Support	$101,337	$85,399	$49,883

Consolidated operating income [in thousands]	$244,950	$287,940	$16,291
Operating income (loss) by business segment [in thousands]:
Technical	$245,904	$281,622	$24,434
Support	26,461	18,095	(5,725)
Corporate	(18,473)	(17,660)	(13,300)
Pension settlement charges	(18,286)	(2,921)	—
Gain on disposition of assets, net	$9,344	$8,804	$10,882

Average U.S. domestic rig count	688	723	478
Average natural gas price (per thousand cubic feet (mcf))	$2.54	$6.44	$3.92
Average oil price (per barrel)	$77.55	$94.89	$68.13

Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

Revenues. Revenues of $1.6 billion for 2023 increased 1.0% compared to 2022. Domestic revenues in 2023 increased 1.2% compared to the prior year. This increase was primarily due to an increase in cementing revenues due to the Spinnaker acquisition, partially offset by a decrease in pressure pumping activity. In addition to the growth in cementing, other service lines that contributed to revenue growth included coiled tubing, nitrogen, downhole tools and rental tools. International revenues in 2023 of $28.7 million decreased 12.0% compared to the prior year primarily due to a continued emphasis on domestic rather than international expansion because of higher domestic activity levels and expected financial returns. During 2023, the average price of oil was 18.3% lower, and the average price of natural gas was 60.6% lower, both as compared to the prior year. The average domestic rig count for 2023 was 4.8% lower than the prior year.

Technical Services segment revenues were $1.5 billion for both 2023 and 2022. Technical Services reported operating income of $245.9 million during 2023 compared to operating income of $281.6 million in the prior year. Support Services segment revenues for 2023 increased by 18.7% compared to the prior year, primarily due to higher activity levels within rental tools. Support Services reported operating income of $26.5 million for 2023 compared to operating income of $18.1 million for the prior year.

Cost of revenues. Cost of revenues was $1.1 billion for 2023, unchanged compared to the prior year. In accordance with SAB Topic 11.B, cost of revenues presented on the Consolidated Statement of Operations excludes depreciation and amortization totaling $97.7 million for 2023, compared to $74.3 million in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $165.9 million in 2023 compared to $148.6 million in the prior year. The increase was primarily due to costs related to the settlement of a vendor dispute coupled with the incremental SG&A expenses from the recently acquired Spinnaker business.

Pension settlement charges. Pension settlement charges (non-cash) were $18.3 million during 2023. There was no pension settlement charge in the prior year. See note titled Employee Benefit Plans of the notes to the consolidated financial statements for more information.

Depreciation and amortization. Depreciation and amortization increased 30.2% to $108.1 million in 2023, compared to $83.0 million in 2022. Depreciation and amortization increased due to capital expenditures in the past year coupled with amortization of acquired intangible assets expenses related to the acquired Spinnaker business.

Gain on disposition of assets, net. Gain on disposition of assets, net was $9.3 million in 2023 compared to a gain on disposition of assets, net of $8.8 million in 2022. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $3.0 million in 2023 compared to other income, net of $1.1 million in the prior year.

Interest expense and interest income. Interest expense was $341 thousand in 2023 compared to $614 thousand in the prior year. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income increased to $8.6 million compared to $1.2 million in the prior year due to a higher average cash balance coupled with higher investment yields.

Income tax provision. Income tax provision was $61.1 million during the twelve months ended December 31, 2023, compared to $71.3 million tax provision for the same period in 2022. The effective tax rate was 23.9% for the twelve months ended December 31, 2023, compared to a 24.6% effective tax rate for the twelve months ended December 31, 2022. The decrease in the 2023 effective tax rate is primarily due to a beneficial discrete adjustment compared to a detrimental discrete adjustment in 2022.

Net income and diluted earnings per share. Net income was $195.1 million in 2023, or $0.90 diluted earnings per share, compared to net income of $218.4 million in 2022, or $1.01 diluted earnings per share.

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $223.3 million as of December 31, 2023, $126.4 million as of December 31, 2022, and $82.4 million as of December 31, 2021.

(In thousands)	2023	2022	2021
Net cash provided by operating activities	$394,763	$201,286	$47,719
Net cash used for investing activities	(241,712)	(123,715)	(47,631)
Net cash used for financing activities	(56,165)	(33,580)	(2,151)

Cash provided by operating activities for the year ended December 31, 2023, increased by $193.5 million compared to the year ended December 31, 2022. Cash provided by operating activities for the year ended December 31, 2023, includes net income of $195.1 million, coupled with a favorable change in accounts receivable of $104.6 million, partially offset by unfavorable changes in other components of our working capital (accounts payable, inventories and taxes receivable) totaling $56.7 million. The net favorable changes in working capital were the result of decreased business activity levels during the fourth quarter of 2023 compared to the same period in the prior year.

Cash used for investing activities for 2023 increased by $118.0 million compared to 2022, primarily due to cash paid for the acquisition of Spinnaker during the second quarter of 2023, coupled with an increase in capital expenditures primarily due to the timing of new equipment deliveries.

Cash used for financing activities for 2023 increased by $22.6 million primarily due to an increase in cash dividends paid to common stockholders, coupled with repurchases during 2023 of the Company’s common shares on the open market and repurchases for taxes related to the vesting of employees’ restricted shares. These uses were partially offset by a decrease in cash paid for finance lease and finance obligations. The Company resumed dividend payments to common stockholders during the third quarter of 2022.

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

The Company currently has a $100.0 million revolving credit facility that matures in June 2027 as recently amended. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. In the second quarter of 2023, the Company further amended the revolving credit facility. Among other matters, the amendment (1) extends the termination date for revolving loans from July 26, 2023 to June 22, 2027, (2) replaces LIBOR with Term SOFR as an interest rate option in connection with revolving loan borrowings and reduces the applicable rate margins by approximately 25.0 basis points at each pricing level, (3) introduces a 1.00% per annum floor for base rate borrowings, (4) permits the issuance of letters of credit in currencies other than U.S. dollars. As of December 31, 2023, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.6 million; therefore, a total of $83.4 million of the facility was available. The Company is currently in compliance with the credit facility financial covenants. For additional information with respect to RPC’s facility, see note in the consolidated financial statements titled Long-Term Debt.

Cash Requirements

Capital expenditures were $181.0 million in 2023, and we currently expect capital expenditures to be between $200 million and $250 million in 2024, which will be directed towards both capitalized maintenance of our existing equipment to improve efficiency and selected growth opportunities. The Company is allocating capital to maintain the capacity of its pressure pumping fleet to offset anticipated future fleet retirements. During 2024 the Company will be replacing a Tier 2 diesel fleet with a recently ordered Tier 4 dual-fuel fleet. The actual amount of capital expenditures in 2024 will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules. During 2022, RPC made payments totaling $24.0 million for a pressure pumping fleet under a finance lease which was initiated in 2021.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are probable and can be reasonably estimated. There are issues that could result in unfavorable outcomes that cannot be currently estimated.

During 2023, the Company’s Retirement Income Plan was fully terminated through a liquidation of the assets held in a trust and an additional cash contribution of $5.4 million.

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market, including an additional 8,000,000 shares authorized for repurchase by the Board of Directors in the second quarter of 2023. There were 2,469,056 shares repurchased on the open market during 2023 and 13,779,128 shares remained available to be repurchased under the current authorization as of December 31, 2023. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date. For additional information with respect to RPC’s stock buyback program, see note of the consolidated financial statements titled Cash Paid for Common Stock Purchased and Retired.

On January 23, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable March 11, 2024, to common stockholders of record at the close of business on February 9, 2024. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

Contractual Obligations

The Company’s obligations and commitments that require future payments include our credit facility, certain non-cancelable leases, purchase obligations, amounts related to the usage of corporate aircraft and other long-term liabilities. See note to the consolidated financial statements titled Leases for details regarding RPC’s lease obligations.

Fair Value Measurements

The Company’s assets and liabilities measured at fair value are classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation. Assets and liabilities that are traded on an exchange with a quoted price are classified as Level 1. Assets and liabilities that are valued using significant observable inputs in addition to quoted market prices are classified as Level 2. The Company currently has no assets or liabilities measured on a recurring basis that are valued using unobservable inputs and therefore no assets or liabilities measured on a recurring basis are classified as Level 3. For defined benefit plan and Supplemental Executive Retirement Plan (SERP) investments measured at net asset value, the values are computed using inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data or on net asset values calculated by the fund when not publicly available.

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

Related Party Transactions

See note of the consolidated financial statements titled Related Party Transactions for a description of related party transactions.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require significant judgment by management in selecting the appropriate assumptions for calculating accounting estimates. These judgments are based on our historical experience, terms of existing contracts, trends in the industry, and information available from other outside sources, as appropriate. Senior management has discussed the development, selection and disclosure of its critical accounting policies requiring significant judgments and estimates with the Audit Committee of our Board of Directors. The Company believes the following critical accounting policies involve estimates that require a higher degree of judgment and complexity:

Credit loss allowance for accounts receivable — Substantially all of the Company’s receivables are due from oil and gas exploration and production companies in the United States, selected international locations and foreign, nationally owned oil companies. Our credit loss allowance is determined using a combination of factors to estimate the risk of uncollectibility so that our receivables are appropriately stated. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Credit loss allowance for accounts receivable is recorded in selling, general and administrative expenses. Accounts are written off against the allowance when the Company determines that amounts are uncollectible and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery, thereby causing credit loss allowance to fluctuate significantly from period to period. Recoveries were insignificant in 2023, 2022 and 2021. We record specific provisions when we become aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to a customer change, our estimate of the realizability of the receivable would be further adjusted, either upward or downward.

The estimated credit loss allowance is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region. In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables which we adjust periodically based on management judgment and the economic strength of our customers. The net credit loss allowance as a percentage of revenues ranged from 0.4% to 0.8% over the last three years. Increasing or decreasing the estimated general reserve percentage by 0.50 percentage points as of December 31, 2023, would have resulted in a change of $1.4 million in the recorded provision for current expected credit losses.

Insurance expenses —The Company self-insures, up to certain policy-specified limits, certain risks related to general liability, workers’ compensation, vehicle and equipment liability. The cost of claims under these self-insurance programs is estimated and accrued using individual case-based valuations and statistical analysis and is based upon judgment and historical experience; however, the ultimate cost of many of these claims may not be known for several years. These claims are monitored, and the cost estimates are revised as developments occur relating to such claims. The Company has retained an independent third-party actuary to assist in the calculation of a range of exposure for these claims. As of December 31, 2023, the Company estimates the range of exposure to be from $12.6 million to $17.1 million. The Company has recorded liabilities as of December 31, 2023, of $15.5 million which represents management’s best estimate of probable loss.

Long-lived assets including goodwill — RPC carries a variety of long-lived assets on its balance sheet including property, plant and equipment and goodwill. Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The Company conducts impairment tests on goodwill annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate an impairment may exist. The Company completes a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Assessment of goodwill impairment is conducted at the level of each reporting unit, which is the same as our reportable segments, Technical Services and Support Services, comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. The fair value of each reporting unit is estimated using an income approach and a market approach. The income approach uses discounted cash flow analysis based on management’s short-term and long-term forecast of operating performance. This analysis includes significant assumptions regarding discount rates, revenue growth rates, expected profitability margins, forecasted capital expenditures and the timing of expected future cash flows based on market conditions. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is measured and recorded. For goodwill, there are no current events that indicate that these indefinite lived intangibles might be impaired but with the economic uncertainty, it is possible that circumstances could change that would result in the need for impairment testing.

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

Acquisition of business — In accounting for our acquisitions, we evaluate whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires assets acquired and the liabilities assumed to be recognized at the acquisition date fair values, separately from goodwill. The excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed, is recorded as goodwill. The Company uses its best estimates and assumptions to accurately value assets acquired, and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable. However, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, the Company may have to record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations.

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, pre-acquisition contingencies and any contingent consideration, where applicable. Although management believes that the assumptions and estimates the Company has made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Recent Accounting Pronouncements

See note of the consolidated financial statements titled Significant Accounting Policies, which is incorporated herein by reference for a description of recent accounting standards, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its revolving credit facility. As of December 31, 2023, there were no outstanding interest-bearing advances on our credit facility which bore interest at a floating rate.

Additionally, the Company is exposed to market risk resulting from changes in foreign exchange rates. However, since the majority of the Company’s transactions occur in U.S. currency, this risk is not expected to have a material effect on its consolidated results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data

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

Management has excluded Spinnaker Oilwell Services LLC (Spinnaker) , which the Company acquired in July 2023, from its assessment of internal control over financial reporting as of December 31, 2023. Spinnaker a wholly owned subsidiary of the Company, whose total assets and revenues excluded from management’s assessment represented 6% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2023.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2023, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 30.

/s/ Ben M. Palmer	/s/ Michael L. Schmit
Ben M. Palmer President and Chief Executive Officer	Michael L. Schmit Vice President, Chief Financial Officer and Corporate Secretary

Atlanta, Georgia
February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Spinnaker Oilwell Services, LLC, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 6 and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. As indicated in Management’s Report, Spinnaker Oilwell Services, LLC was acquired during 2023. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Spinnaker Oilwell Services, LLC.

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
February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2024 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of trade names and trademarks and customer relationship intangible assets related to the acquisition of Spinnaker Oilwell Services, LLC

As described further in Note 2 to the consolidated financial statements, the Company acquired Spinnaker Oilwell Services, LLC effective July 1, 2023, for total purchase consideration of $79.3 million. As part of the acquisition, the Company acquired $13.2 million of identifiable intangible assets, including trade names and trademarks and customer relationships. We identified the assumptions used in the valuation of trade names and trademarks (specifically revenue growth rates, royalty rates and discount rates) and customer relationships (specifically revenue growth rates, customer attrition rates, forecasted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and discount rates) acquired in the acquisition of Spinnaker Oilwell Services, LLC as a critical audit matter.

The principal consideration for our determination that the valuation of trade names and trademarks and customer relationships is a critical audit matter is the high degree of auditor judgment necessary in evaluating certain inputs and assumptions made by management in the valuation models used to determine fair value. Those key assumptions include revenue growth rates, forecasted EBITDA, customer attrition rates, discount rates, and royalty rates.

Our audit procedures related to the Company’s valuation of trade names and trademarks and customer relationships related to the acquisition of Spinnaker Oilwell Services, LLC included the following, among others:

●	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s relevant controls to value acquired intangible assets, including the Company’s controls over the selection and review of the appropriateness of revenue growth rates, royalty rates, customer attrition rates, forecasted EBITDA and discount rates used in determining fair value.
●	We evaluated the appropriateness of the Company's forecasted revenue growth rates used to value trade names and trademarks and customer relationship intangible assets by (1) comparing forecasted revenue growth rates to forecasted industry growth rates and available market data and (2) comparing forecasted revenue growth rates to historical growth rates of the acquired entity.
●	We evaluated the appropriateness of the Company’s forecasted EBITDA used to value customer relationship intangible assets by (1) comparing forecasted EBITDA margin to historical EBITDA margin and (2) comparing forecasted EBITDA margin to available industry and market data.
●	We utilized a specialist to evaluate key inputs and assumptions used to determine fair value. Our specialist compared the estimated customer attrition rates used to value the customer relationship intangible assets to historical customer retention data of the acquired company, compared the discount rates used to value the trade names and trademarks and customer relationship intangible assets to independently developed discount rates derived from publicly available data for comparable companies, and compared the royalty rates used to value the trade names and trademarks to royalty rates derived from publicly available data for comparable companies.

/s/	GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia
February 28, 2024

CONSOLIDATED BALANCE SHEETS

RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

	2023	2022
ASSETS
Cash and cash equivalents	$223,310	$126,424
Accounts receivable, net of allowance for credit losses of $7,109 in 2023 and $7,078 in 2022	324,915	416,568
Inventories	110,904	97,107
Income taxes receivable	52,269	42,403
Prepaid expenses	12,907	17,753
Other current assets	2,768	3,086
Total current assets	727,073	703,341
Property, plant and equipment, less accumulated depreciation of $810,933 in 2023 and $775,334 in 2022	435,139	333,093
Operating lease right-of-use assets	24,537	28,864
Finance lease right-of-use assets	1,036	—
Goodwill	50,824	32,150
Other intangibles, net	12,825	1,084
Other assets	35,411	30,481
Total assets	$1,286,845	$1,129,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$85,036	$115,213
Accrued payroll and related expenses	30,956	33,161
Accrued insurance expenses	5,340	3,232
Accrued state, local and other taxes	4,461	4,296
Income taxes payable	275	499
Unearned revenue	15,743	—
Pension liabilities	—	9,610
Current portion of operating lease liabilities	7,367	10,728
Current portion of finance lease liabilities and finance obligations	375	—
Accrued expenses and other liabilities	2,304	1,864
Total current liabilities	151,857	178,603
Long-term accrued insurance expenses	10,202	7,149
Long-term retirement plan liabilities	23,724	23,106
Deferred income taxes	51,290	37,473
Long-term operating lease liabilities	18,600	19,517
Long-term finance lease liabilities	819	—
Other long-term liabilities	7,840	5,430
Total liabilities	264,332	271,278
Commitments and contingencies (Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 215,026,458 and 216,609,191 shares issued and outstanding in 2023 and 2022, respectively	21,502	21,661
Capital in excess of par value	—	—
Retained earnings	1,003,380	856,013
Accumulated other comprehensive loss	(2,369)	(19,939)
Total stockholders’ equity	1,022,513	857,735
Total liabilities and stockholders’ equity	$1,286,845	$1,129,013

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2023	2022	2021
Revenues	$1,617,474	$1,601,762	$864,929
COSTS AND EXPENSES:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,089,519	1,088,115	663,262
Selling, general and administrative expenses	165,940	148,573	123,572
Pension settlement charges	18,286	2,921	—
Depreciation and amortization	108,123	83,017	72,686
Gain on disposition of assets, net	(9,344)	(8,804)	(10,882)
Operating income	244,950	287,940	16,291
Interest expense	(341)	(614)	(1,929)
Interest income	8,599	1,171	59
Other income, net	3,035	1,135	2,027
Income before income taxes	256,243	289,632	16,448
Income tax provision	61,130	71,269	9,231
Net income	$195,113	$218,363	$7,217

Earnings per share
Basic	$0.90	$1.01	$0.03
Diluted	$0.90	$1.01	$0.03
Dividends paid per share	$0.16	$0.04	$—

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

RPC, INC. AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2023	2022	2021
Net income	$195,113	$218,363	$7,217
Other comprehensive income:
Pension settlement and adjustment, net of tax	17,307	764	(2,890)
Foreign currency translation	263	5	(112)
Comprehensive income	$212,683	$219,132	$4,215

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

RPC, INC. AND SUBSIDIARIES

(in thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance, December 31, 2020	214,951	$21,495	$—	$627,778	$(17,706)	$631,567
Stock issued for stock incentive plans, net	819	82	6,494	—	—	6,576
Stock purchased and retired	(141)	(14)	(6,494)	5,941	—	(567)
Net income	—	—	—	7,217	—	7,217
Pension adjustment, net of taxes	—	—	—	—	(2,890)	(2,890)
Foreign currency translation	—	—	—	—	(112)	(112)
Balance, December 31, 2021	215,629	21,563	—	640,936	(20,708)	641,791
Stock issued for stock incentive plans, net	1,139	114	6,261	—	—	6,375
Stock purchased and retired	(159)	(16)	(6,261)	5,359	—	(918)
Net income	—	—	—	218,363	—	218,363
Pension settlement and adjustment, net of tax	—	—	—	—	764	764
Foreign currency translation	—	—	—	—	5	5
Dividends	—	—	—	(8,645)	—	(8,645)
Balance, December 31, 2022	216,609	21,661	—	856,013	(19,939)	857,735
Stock issued for stock incentive plans, net	1,143	114	7,767	—	—	7,881
Stock purchased and retired	(2,726)	(273)	(7,767)	(13,184)	—	(21,224)
Net income	—	—	—	195,113	—	195,113
Pension settlement and adjustment, net of tax	—	—	—	—	17,307	17,307
Foreign currency translation	—	—	—	—	263	263
Dividends	—	—	—	(34,562)	—	(34,562)
Balance, December 31, 2023	215,026	$21,502	$—	$1,003,380	$(2,369)	$1,022,513

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RPC, INC. AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2023	2022	2021
OPERATING ACTIVITIES
Net income	$195,113	$218,363	$7,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,123	83,017	72,686
Stock-based compensation expense	7,881	6,375	6,576
Gain on disposition of assets, net	(9,344)	(8,804)	(10,882)
Deferred income tax provision	8,647	19,496	4,888
Pension settlement charges	18,286	2,921	—
Other non-cash adjustments	126	647	(180)
(Increase) decrease in assets:
Accounts receivable	104,574	(157,894)	(91,082)
Income taxes receivable	(9,866)	16,101	24,439
Inventories	(12,341)	(18,413)	3,951
Prepaid expenses	5,233	(7,980)	(650)
Other current assets	311	406	90
Other non-current assets	(1,285)	9,306	(1,170)
Increase (decrease) in liabilities:
Accounts payable	(34,519)	35,759	32,900
Income taxes payable	(224)	(157)	(459)
Unearned revenue	15,743	—	—
Accrued payroll and related expenses	(2,223)	17,864	(3,080)
Pension liabilities	(5,419)	—	—
Accrued insurance expenses	2,108	(6,897)	4,640
Accrued state, local and other taxes	165	2,391	(883)
Other accrued expenses	(5,732)	(3,703)	(4,061)
Pension and retirement plan liabilities	618	(4,589)	(1,065)
Long-term accrued insurance expenses	3,053	(4,621)	(52)
Other long-term liabilities	5,735	1,698	3,896
Net cash provided by operating activities	394,763	201,286	47,719

INVESTING ACTIVITIES
Capital expenditures	(181,005)	(139,552)	(67,645)
Proceeds from sale of assets	18,091	15,837	20,014
Purchase of business	(78,798)	—	—
Net cash used for investing activities	(241,712)	(123,715)	(47,631)

FINANCING ACTIVITIES
Payment of dividends	(34,562)	(8,645)	—
Cash paid for common stock purchased and retired	(21,088)	(918)	(567)
Cash paid for finance lease and finance obligations	(515)	(24,017)	(1,584)
Net cash used for financing activities	(56,165)	(33,580)	(2,151)

Net increase (decrease) in cash and cash equivalents	96,886	43,991	(2,063)
Cash and cash equivalents at beginning of period	126,424	82,433	84,496
Cash and cash equivalents at end of period	$223,310	$126,424	$82,433

Supplemental cash flows disclosure:
Income tax payments, net	$62,226	$35,809	$(20,903)
Interest paid	166	170	166
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$9,036	$9,334	$4,282

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

Note 1: Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (RPC or the Company). All significant intercompany accounts and transactions have been eliminated.

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

Preferred Stock

RPC is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2023, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

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

Significant estimates are used in the determination of the credit loss allowance, income taxes, goodwill and other impairment assessments, accrued insurance expenses and acquisition of business.

Revenues

RPC recognizes revenues from contracts with its customers based on the amount of consideration it receives in exchange for the services provided. See note of the consolidated financial statements titled Revenues for additional information.

Concentration of Credit Risk

Substantially all of the Company’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. There were no customers in 2023 that accounted for 10% or more of revenues. RPC provided oilfield services to several hundred customers during each of the past three years. One of our customers, a private exploration and production company, accounted for approximately 11% of the Company’s revenues in 2022. There were no other customers in 2022 and no customers in 2021 exceeding 10% of revenues. In addition, there was one customer that accounted for approximately 10% of accounts receivable as of December 31, 2023. There were no other customers as of December 31, 2023, and no customers as of December 31, 2022, that accounted for 10% or more of accounts receivable.

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when acquired are considered to be cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. RPC maintains cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

equivalents and investments in one or more large financial institutions, and RPC’s policy restricts investment in any securities rated less than investment grade by national rating services.

Investments

Investments classified as available-for-sale securities are stated at their fair values, with all gains and losses included in other income. The Company recorded gains on its available-for-sale securities of $18 thousand in 2023, $107 thousand in 2022, and $65 thousand in 2021. The Securities that are held in the non-qualified Supplemental Executive Retirement Plan (SERP) are classified as trading. See note titled Employee Benefit Plans for further information regarding the SERP. The change in fair value of trading securities is presented as compensation cost in selling, general and administrative expenses on the consolidated statements of operations.

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

Inventories

Inventories, which consist principally of (i) raw materials and supplies that are consumed providing services to the Company’s customers, (ii) spare parts for equipment used in providing these services and (iii) components and attachments for manufactured equipment used in providing services, are recorded at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method or the weighted average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company regularly reviews inventory quantities on hand and records a write-down for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments.

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

RPC records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment, to determine if any impairments should be recognized. There was no impairment recorded during 2023, 2022 or 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The following is a summary of the changes in Goodwill by reporting unit:

(in thousands)	Technical Services	Support Services	Total
Beginning balance at December 31, 2022	$30,992	$1,158	$32,150
Business acquisition (see note titled Business Acquisition)	18,674	—	18,674
Ending balance at December 31, 2023	$49,666	$1,158	$50,824

Goodwill is reviewed annually, or more frequently, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, for impairment. In both 2022 and 2023 , due to improved industry conditions, its reporting units’ performance and public market indications of value, the Company elected to perform a qualitative assessment of its goodwill and concluded that it is more likely than not that fair value of each of its reporting units is more than the carrying amounts, including goodwill. Based on these assessments the Company concluded that the fair value of its reporting units exceeded their carrying amounts and therefore no impairment of goodwill occurred during the years ended December 31, 2023, and 2022.

Advertising

Advertising expenses are charged to expense during the period in which they are incurred. Advertising expenses totaled $2.4 million in 2023, $2.0 million in 2022, and $1.1 million in 2021.

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

Defined Benefit Pension Plan

The Company’s multiemployer Retirement Income Plan (Plan), a trusteed defined benefit pension plan provided monthly benefits to its participants based on the various provisions contained therein. The Company initiated actions to terminate the Plan in 2021 and it was fully terminated in 2023. See note titled Employee Benefit Plans for details on the termination and related settlement losses.

Share Repurchases

The Company records the cost of share repurchases in stockholders’ equity as a reduction to common stock to the extent of par value of the shares acquired and the remainder is allocated to capital in excess of par value and retained earnings if capital in excess of par value is depleted. The Company tracks capital in excess of par value on a cumulative basis for each reporting period and discloses the excess over capital in excess of par value as part of stock purchased and retired in the consolidated statements of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

Earnings per Share

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. See note titled Employee Benefit Plans for further information on restricted stock granted to employees.

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

(in thousands)	2023	2022	2021
Net income available for stockholders	$195,113	$218,363	$7,217
Less: Adjustments for earnings attributable to participating securities	(3,099)	(3,197)	(89)
Net income used in calculating earnings per share	$192,014	$215,166	$7,128

Weighted average shares outstanding (including participating securities)	216,472	216,518	215,646
Adjustment for participating securities	(3,545)	(3,187)	(2,656)
Shares used in calculating basic and diluted earnings per share	212,927	213,331	212,990

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, and debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The Company’s investments are classified as available-for-sale securities with the exception of investments held in the non-qualified SERP which are classified as trading securities. All of these securities are carried at fair value in the accompanying consolidated balance sheets. See note titled Fair Value Disclosures for additional information.

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payment awards, net of estimated forfeitures. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See note titled Employee Benefit Plans for additional information.

Leases

The Company determines at contract inception if an arrangement is a lease or contains a lease based on whether the Company obtains the right to control the use of specifically identifiable property, plant and equipment for a period of time in exchange for consideration. The Company’s lease population consists primarily of real estate including its corporate headquarters, office space and warehouses, in addition to vehicles, storage containers and office equipment. The Company’s population of month-to-month real estate leases have been classified as short-term leases. The Company has elected not to separate non-lease components from lease components for its leases. Variable lease payments relate primarily to taxes and insurance on real estate contracts and are recognized as expense when incurred.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued the following applicable Accounting Standards Updates (ASU):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

requiring an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer would recognize and measure the acquired contract assets and contract liabilities in the same manner that they were recognized and measured in the acquiree's financial statements before the acquisition. The Company adopted these provisions in the second quarter of 2023 prospectively for future acquisitions. For the acquisition completed effective in the third quarter of 2023, the Company has recognized the contract assets and contract liabilities in the same manner as the acquiree. See note titled Business Acquisition for additional information. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted:

●	ASU No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: The amendments in this ASU require an entity to disclose the title and position of the Chief Operating Decision Maker (CODM) and the significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. These amendments are effective for annual disclosures beginning in 2024 and interim disclosures beginning in the first quarter of 2025, with early adoption permitted. These amendments are effective retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

●	ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures: The amendments in this ASU require an entity to include consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid, disaggregated by jurisdiction. These amendments are effective for annual disclosures beginning in 2025, with early adoption permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

The purchase price was $79.3 million for 100% of Spinnaker’s equity, and consisted of approximately $76.8 million in cash, a $2.0 million pay-off of finance obligations together with an assumption of $518 thousand of finance obligations. The Merger Agreement included a post-closing adjustment window for an agreed-upon level of Spinnaker’s working capital, as well as other usual and customary items, which is reflected in the purchase price allocation below and was finalized during the fourth quarter of 2023. Acquisition-related transaction costs of $767 thousand were recorded during the year ended December 31, 2023, and included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The acquisition was funded with cash on hand.

The acquisition was accounted for as a business combination with the assets acquired and liabilities assumed measured at their fair values as of the acquisition date, primarily using Level 3 inputs.

The acquisition consideration allocation below is the final fair value. The excess of the acquisition consideration over the estimated fair values of the acquired assets and assumed liabilities has been assigned to goodwill which is primarily attributable to expected revenue synergies. During the fourth quarter, we finalized the valuation of the acquired assets and closed the measurement period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

Fair Value
(in thousands)	as of July 1, 2023
Accounts receivable	$12,836
Inventories	1,373
Prepaid and other current assets	384
Accounts payable	(4,499)
Property, plant and equipment	37,374
Operating lease right-of-use assets	46
Current portion of operating lease liabilities	(31)
Long-term operating lease liabilities	(15)
Finance lease right-of-use assets	1,165
Current portion of finance lease liabilities	(247)
Long-term finance lease liabilities	(944)
Goodwill	18,674
Other intangibles	13,200
Total consideration	79,316
Less: Assumption of finance obligations	(518)
Total cash consideration	$78,798

The fair value of receivables acquired approximates the gross contractual value. The contractual amount not expected to be collected is immaterial. The fair value of acquired inventory was based on the lower of cost and net realizable value, with cost determined using the weighted-average cost method.

Property, plant and equipment is comprised of buildings and leasehold improvements, machinery and equipment, vehicles, land, and information technology. The estimated fair value was determined using the cost and market approaches.

The Company assumed the following leases and obligations as of the Effective Date - a finance lease for certain land and facilities with a remaining lease term of approximately 4.5 years; three spreads under failed sale and lease back arrangements with varying expiration dates; and an operating lease for an office space with a remaining lease term of approximately 1.5 years. There were no favorable or unfavorable market terms for the leases. Details regarding the lease costs and remaining lease obligations on the existing leases related to Spinnaker have been included in the footnote titled Leases. The obligations related to failed sale and leaseback arrangements are being reported as part of current portion of finance lease liabilities and finance obligations.

Acquired intangible assets include customer relationships, trade names and trademarks. Intangible assets were valued using the multi-period excess earnings and relief-from-royalty methods, both forms of the income approach which considers a forecast of future cash flows generated from the use of each asset. The following table shows the fair values assigned to identifiable intangible assets:

		Weighted-Average
(in thousands)	Fair Value	Amortization Period (Years)

Customer Relationships	$10,000	10
Trade Names and Trademarks	3,200	10
Total Amortizable Intangible Assets	$13,200

Revenues and net income of Spinnaker included in the Company's Consolidated Statement of Operations from the acquisition date are as follows:

(in thousands)	Six months ended December 31, 2023
Revenues	$44,830
Net income	4,727

Spinnaker’s duration of contracts is typically a day or less and their contract assets and liabilities are measured similar to RPC’s other businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

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

The following table provides unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2022.

(in thousands)	2023	2022
Revenues	$1,669,231	$1,689,559
Net income	204,222	234,284

Note 3: Revenues

Accounting Policy

RPC’s contract revenues are generated principally from providing oilfield services. These services are based on mutually agreed upon pricing with the customer prior to the services being delivered and given the nature of the services, do not include the right of return. Pricing for these services is a function of rates based on the nature of the specific job, with consideration for the extent of equipment, labor, and consumables needed for the job. RPC typically satisfies its performance obligations over time as the services are performed. RPC records revenues based on the transaction price agreed upon with its customers.

Sales tax charged to customers is presented on a net basis within the consolidated statements of operations and therefore excluded from revenues.

Nature of services

RPC provides a broad range of specialized oilfield services to independent and major oil and gas companies engaged in the exploration, production and development of oil gas properties throughout the United States and in selected international markets. RPC manages its business as either (1) services offered on the well site with equipment and personnel (Technical Services) or (2) services and tools offered off the well site (Support Services). For more detailed information about operating segments, see note titled Business Segment and Entity wide Disclosures.

RPC contracts with its customers to provide the following services by reportable segment:

Technical Services

●	Includes pressure pumping, downhole tools services, coiled tubing, cementing, nitrogen, snubbing and other oilfield related services including wireline, well control, fishing and pump down services.

Support Services

●	Rental tools – RPC rents tools to its customers for use with onshore and offshore oil and gas well drilling, completion and workover activities.
●	Other support services include oilfield pipe inspection services, management and storage; well control training; and consulting.

Our contracts with customers are generally short-term in nature and generally consist of a single performance obligation – the provision of oilfield services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

Payment terms

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

Disaggregation of revenues

See note titled Business Segment and Entity Wide Disclosures for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions. Timing of revenue recognition for each of the periods presented is shown below:

(in thousands)	2023	2022	2021
Oilfield services transferred at a point in time	$—	$—	$—
Oilfield services transferred over time	1,617,474	1,601,762	864,929
Total revenues	$1,617,474	$1,601,762	$864,929

Contract balances

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in Accounts receivable, net on the consolidated balance sheets are shown below:

	December 31,	December 31,
(in thousands)	2023	2022
Unbilled trade receivables	$59,831	$103,498

Substantially all of the unbilled trade receivables as of December 31, 2023, and December 31, 2022, were invoiced during the following quarter.

Unearned revenue

Contract liabilities represent the payments received in advance of satisfying the Company’s performance obligation and are recognized over time as the service is performed. For the year ended December 31, 2023, such amounts were $15.7 million and are recorded as Unearned revenue on the Consolidated Balance Sheets. There was no unearned revenue recorded for the year ended December 31, 2022.

Note 4: Depreciation and Amortization

Depreciation and amortization disclosed in the Consolidated Statements of Operations related to the following components:

(in thousands)	2023	2022	2021
Cost of revenues	$97,685	$74,294	$63,068
Selling, general and administrative expenses	10,438	8,723	9,618
Total	$108,123	$83,017	$72,686

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

Note 5: Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2023	2022
(in thousands)
Trade receivables:
Billed	$271,515	$315,332
Unbilled	59,831	103,498
Other receivables	678	4,816
Total	332,024	423,646
Less: allowance for credit losses	(7,109)	(7,078)
Accounts receivable, net	$324,915	$416,568

Trade receivables relate to revenues generated from equipment and services, for which credit is extended based on our evaluation of the customer’s credit worthiness. Unbilled receivables represent revenues earned but not billed to the customer until future dates, usually within one month. Other receivables consists primarily of net amounts receivable from an agent that operates internationally, as well as amounts due from the favorable resolution of state tax audits and rebates due from suppliers.

Note 6: Current Expected Credit Losses

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Years Ended December 31,	2023	2022
(in thousands)
Beginning balance	$7,078	$6,765
Provision for current expected credit losses	2,656	2,029
Write-offs	(2,737)	(1,752)
Recoveries collected (net of expenses)	112	36
Ending balance	$7,109	$7,078

Note 7: Inventories

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

December 31,	2023	2022
(in thousands)
Raw materials and supplies	$109,872	$95,384
Finished goods	1,032	1,723
Total inventory	$110,904	$97,107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

Note 8: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2023	2022
(in thousands)
Land	$18,165	$17,287
Buildings and leasehold improvements	129,513	120,506
Operating equipment	784,826	683,027
Computer software	19,535	22,194
Furniture and fixtures	5,298	5,480
Vehicles	288,735	259,933
Gross property, plant and equipment	1,246,072	1,108,427
Less: accumulated depreciation	(810,933)	(775,334)
Net property, plant and equipment	$435,139	$333,093

Depreciation expense was $108.1 million in 2023, $83.0 million in 2022, and $72.7 million in 2021. The Company had accounts payable for purchases of property and equipment of $9.0 million as of December 31, 2023, and $9.3 million as of December 31, 2022. The Company transferred inventory to property, plant and equipment totaling $10.9 million in 2023 and $9.9 million in 2022.

Note 9: Other Intangibles, net

Intangible assets are amortized over their legal or estimated useful life. The following table provides a summary of the gross carrying value and accumulated amortization by each major intangible class:

	2023		2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived Intangibles:
Customer relationships	$10,000	$(500)	$—	$—
Trade names and trademarks	3,519	(479)	319	(294)
Software licenses	2,202	(1,917)	2,202	(1,143)
Patents and technology	300	(300)	300	(300)
	$16,021	$(3,196)	$2,821	$(1,737)

During 2023, the Company acquired intangible assets; see note titled Business Acquisition for additional details related to the intangible assets acquired. Amortization expense for each of the periods presented was as follows:

Years ended December 31,	2023	2022	2021
(in thousands)
Amortization of finite-lived intangible assets	$1,459	$796	$27

Estimated future amortization expense based on balances as of December 31, 2023, is as follows: $1.7 million for 2024; $1.3 million for the years 2024 to 2028.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

Note 10: Income Taxes

The following table lists the components of the provision for income taxes:

Years ended December 31,	2023	2022	2021
(in thousands)
Current provision (benefit):
Federal	$45,146	$47,744	$4,946
State	6,502	3,164	(1,387)
Foreign	835	865	784
Deferred provision:
Federal	7,116	14,026	2,287
State	1,531	5,470	2,601
Total income tax provision	$61,130	$71,269	$9,231

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.1	1.9	2.9
Foreign taxes, net of federal benefit	0.3	0.3	5.1
Tax credits	(0.3)	(0.1)	(3.5)
Change in contingencies	0.1	—	8.6
Non-deductible expenses	0.8	0.7	(2.8)
Adjustments related to CARES Act	—	—	3.2
Change in estimated deferred rate	—	0.4	10.2
Adjustments related to vesting of restricted stock	(0.1)	0.2	7.1
Other	—	0.2	4.3
Effective tax rate	23.9%	24.6%	56.1%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2023	2022
(in thousands)
Deferred tax assets:
Self-insurance	$4,303	$3,051
Long-term retirement plan	5,101	5,237
State net operating loss carryforwards	1,520	1,960
Allowance for credit losses	1,634	1,757
Stock-based compensation	1,414	2,531
Inventory reserve	3,330	3,290
Lease liability	5,777	6,701
Capitalized research and development	3,066	1,041
Valuation allowance	(1,591)	(990)
All others, net	3,126	2,386
Gross deferred tax assets	27,680	26,964
Deferred tax liabilities:
Depreciation	(66,784)	(51,494)
Right of use asset	(5,461)	(6,397)
Goodwill amortization	(6,725)	(6,546)
Gross deferred tax liabilities	(78,970)	(64,437)
Net deferred tax liabilities	$(51,290)	$(37,473)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

The Company's current intention is to permanently reinvest funds held in our foreign subsidiaries outside of the U.S., with the possible exception of repatriation of funds that have been previously subject to U.S. federal and state taxation or when it would be tax effective through the utilization of foreign tax credits or would otherwise create no additional U.S. tax cost.

Total net income tax payments (refunds) were $62.2 million in 2023, $35.8 million in 2022, and $(20.9) million in 2021. As of December 31, 2023, the Company has net operating loss carryforwards recorded related to state income taxes of $31.0 million (gross) that will expire between 2024 and 2042.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties were immaterial as of December 31, 2023, and 2022.

During 2023, the Company recognized an increase in its liability for unrecognized tax benefits related primarily to current year positions and disclosed as part of other long-term liabilities on the consolidated balance sheet. This liability, if released, would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2023	2022
Balance at January 1	$1,917	$1,737
Additions (reductions) based on tax positions related to the current year	337	197
Additions (reductions) for tax positions of prior years	(86)	(17)
Balance at December 31	$2,168	$1,917

It is reasonably possible that the amount of the unrecognized benefits with respect to the Company’s unrecognized tax positions will increase or decrease in the next 12 months. These changes may be the result of, among other things, expiration of the statute of limitation, or conclusions of examinations or reviews. However, quantification of an estimated range cannot be made at this time.

The Company and its subsidiaries are subject to U.S. federal and state income tax in multiple jurisdictions. In many cases, the uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. In general, the Company’s 2020 through 2022 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

Note 11: Long-Term Debt

The Company has a revolving Credit Agreement with Bank of America and four other lenders which provides for a line of credit of up to $100 million, including a $35 million letter of credit sub-facility, and a $35 million swingline sub-facility. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company's 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors. The Credit Agreement’s maturity date is June 22, 2027.

The Company executed Amendment No. 6 to its Credit Agreement (the Amendment). This Amendment (1) extends the termination date for revolving loans from July 26, 2023 to June 22, 2027, (2) replaces LIBOR with the Term Secured Overnight Financing Rate (Term SOFR) as an interest rate option in connection with revolving loan borrowings and reduces the applicable rate margins by approximately 25.0 basis points at each pricing level, (3) introduces a 1.00% per annum floor for Base Rate borrowings, and (4) permits the issuance of letters of credit in currencies other than U.S. dollars.

Under the Credit Agreement, when RPC’s trailing four quarter adjusted EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million: (i) the consolidated leverage ratio cannot exceed 2.50:1.00 and (ii) the debt service coverage ratio must be equal to or greater than 2.00:1.00; otherwise, the minimum tangible net worth must be greater than or equal to $400 million. As of both December 31, 2023, and December 31, 2022, the Company was in compliance with these covenants.

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

Years ended December 31, 2023, 2022 and 2021

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

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining net balance of approximately $330 thousand as of December 31, 2023, is classified in non-current other assets. The remaining net balance of these costs was $257 thousand as of December 31, 2022.

As of December 31, 2023, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.6 million; therefore, a total of $83.4 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan cost, and interest paid on the credit facility were as follows for the periods indicated:

Years Ended December 31,	2023	2022	2021
(in thousands)
Interest incurred	$242	$246	$257
Interest paid	$166	$170	$166

Note 12: Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following (in thousands):

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
Balance at December 31, 2021	$(18,071)	$(2,637)	$(20,708)
Change during 2022:
Before-tax amount	(2,934)	5	(2,929)
Tax benefit	671	—	671
Pension settlement loss, net of taxes	2,249	—	2,249
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	778	—	778
Total activity in 2022	764	5	769
Balance at December 31, 2022	(17,307)	(2,632)	(19,939)
Change during 2023:
Before-tax amount	3,964	263	4,227
Tax benefit	(911)	—	(911)
Pension settlement loss, net of taxes	14,080	—	14,080
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	174	—	174
Total activity in 2023	17,307	263	17,570
Balance at December 31, 2023	$—	$(2,369)	$(2,369)

(1)   Reported as selling, general and administrative expenses.

Note 13: Cash Paid for Common Stock Purchased and Retired

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market, including an additional 8,000,000 shares authorized for repurchase by the Board of Directors in the second quarter of 2023. As of December 31, 2023, 13,779,128 shares remained available to be repurchased. The program does not have a preset expiration date. Repurchases of shares of the Company’s common stock may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company. The timing of the repurchases and the actual amount

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

repurchased will depend on a variety of factors, including the market price of the Company's shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.

Shares purchased for withholding taxes represent taxes due upon vesting of time-lapse restricted shares granted to employees. Total share repurchases for 2023 and 2022 year to date are detailed below:

	Year ended			Year ended
	December 31, 2023			December 31, 2022
	No. of shares	Avg. price	Total cost	No. of shares	Avg. price	Total cost
Shares purchased for withholding taxes	256,623	$9.24	$2,369,988	158,649	$5.78	$917,645
Open market purchases	2,469,056	7.58	18,717,662	—	—	—
Total	2,725,679	$7.74	$21,087,650	158,649	$5.78	$917,645

Note 14: Fair Value Disclosures

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

The following table summarizes the valuation of financial instruments measured at fair value on a recurring basis on the balance sheet as of December 31, 2023, and 2022:

Fair Value Measurements at December 31, 2023 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$4	$4	$—	$—
Investments measured at net asset value	$26,772

Fair Value Measurements at December 31, 2022 with:
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
(in thousands)	Total	assets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$305	$305	$—	$—
Investments measured at net asset value	$24,175

The Company determines the fair value of marketable securities classified as available-for-sale through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Marketable securities classified as trading are comprised of the SERP assets, as described in the note titled Employee Benefit Plans, and are recorded primarily at their

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance company. The expected holding period for these assets measured at net asset value is unknown. Significant observable inputs, in addition to quoted market prices, were used to value the trading securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2023, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at December 31, 2023 or 2022. Borrowings, if any, under our revolving credit facility bear variable interest rates as described in the note titled Long Term Debt and are classified as a level 2, based on quotes from the lender. The Company is subject to interest rate risk on the variable component of the interest rate.

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

Note 15: Commitments and Contingencies

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

The Company has received a state tax notification of audit results related to sales and use tax and, with its outside legal counsel, has evaluated the perceived merits of this tax assessment. The Company believes the likelihood of a material loss related to this contingency is remote and cannot be reasonably estimated at this time. Therefore, no loss has been recorded and the Company currently does not believe the resolution of this claim will have a material impact on its consolidated financial position, results of operations or cash flows.

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

Note 16: Employee Benefit Plans

Defined Benefit Pension Plan

The Company initiated actions to terminate the Plan in 2021 and it was fully terminated in 2023. As part of termination, the Company settled its participant liabilities in one of the following ways – (i) through a lump-sum settlement at the election of the participants; or (ii) transfer to a commercial annuity provider or a government agency. The Company funded this transfer through the liquidation of investments in the Plan assets and an additional cash contribution of $5.4 million. The Company recognized a pre-tax, non-cash settlement charge of $18.3 million during 2023, which represents the accelerated recognition of net actuarial loss that was previously recorded in accumulated other comprehensive loss (net of tax) and deferred taxes (tax effect). In addition, the Company utilized funds related to Marine Product’s plan assets to settle its participant liabilities, since it was a multiemployer Plan. See footnote titled Related Party Transactions for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

The following table sets forth the funded status of the Plan and the amounts recognized in RPC’s consolidated balance sheets:

December 31,	2023	2022
(in thousands)
Accumulated benefit obligation at end of year	$—	$29,651

Change in projected benefit obligation:
Benefit obligation at beginning of year	$29,651	$41,038
Service cost	—	—
Interest cost	22	972
Actuarial (gain) loss	(3,715)	(5,258)
Benefits paid	(836)	(3,248)
Settlement	(25,122)	(3,853)
Projected benefit obligation at end of year	$—	$29,651
Change in Plan assets:
Fair value of Plan assets at beginning of year	$20,041	$35,339
Actual return on Plan assets	249	(8,197)
Employer contribution	5,454	—
Benefits paid	(836)	(3,248)
Transfer of assets	524	—
Refund related to Plan trust dissolution	(310)	—
Settlement	(25,122)	(3,853)
Fair value of Plan assets at end of year	$—	$20,041
Funded status at end of year	$—	$(9,610)

The Company used a December 31 measurement date for this qualified Plan. As of December 31, 2022, the underfunded status of the Plan was disclosed in the current liabilities section on the Consolidated Balance Sheets.

December 31,	2023	2022
(in thousands)
Amounts (pre-tax) recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$—	$22,476
Prior service cost (credit)	—	—
Net transition obligation (asset)	—	—
	$—	$22,476

The components of net periodic cost of the Retirement Income Plan are summarized as follows:

December 31,	2023	2022	2021
(in thousands)
Interest cost	$22	$972	$988
Expected return on Plan assets	—	—	(1,509)
Amortization of net losses	226	1,010	808
Settlement loss	18,286	2,921	—
Net periodic benefit cost	$18,534	$4,903	$287

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

The pre-tax amounts recognized in accumulated other comprehensive (loss) income for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

December 31,	2023	2022	2021
(in thousands)
Net (loss) gain	$(3,964)	$2,939	$4,169
Amortization of net loss	(226)	(1,010)	(808)
Settlement loss	(18,286)	(2,921)	—
Amount recognized in accumulated other comprehensive (loss) income	$(22,476)	$(992)	$3,361

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2023	2022	2021
Projected Benefit Obligation:
Discount rate	(1)	(1)	(1)
Rate of compensation increase	N/A	N/A	N/A
Net Benefit Cost:
Discount rate	N/A	4.86%	2.50%
Expected return on Plan assets	N/A	0.0%	4.00%
Rate of compensation increase	N/A	N/A	N/A

(1)	As of December 31, 2023, there was no liability in the plan and therefore, a discount rate does not apply. Projected benefit obligation as of December 31, 2022, and 2021 reflects proposed termination of the Plan and is calculated based on various assumptions in accordance with the Plan agreement.

There were no assets in the Plan as of December 31, 2023. The Plan’s weighted average asset allocation as of December 31, 2022, by asset category was as follows:

Percentage of Plan Assets
December 31,	2022
Asset Category
Cash and cash equivalents	3.7%
Fixed income securities	96.3%
Total	100.0%

The following tables present our Plan assets using the fair value hierarchy as of December 31, 2022. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See note titled Fair Value Disclosures for a brief description of the three levels under the fair value hierarchy.

Fair Value Hierarchy as of December 31, 2022:

Investments (in thousands)		Total	Level 1	Level 2
Cash and Cash Equivalents	(1)	$740	$740	$—
Fixed Income Securities	(2)	19,301	—	19,301
Total Assets in the Fair Value Hierarchy		$20,041	$740	$19,301
Investments measured at Net Asset Value		—
Investments at Fair Value		$20,041

(1)	Cash and cash equivalents, which are used to pay benefits and Plan administrative expenses, are held in money market funds.
(2)	Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades. Subsequent to December 31, 2022 these securities were liquidated to fund the annuity purchases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

Supplemental Executive Retirement Plan (SERP)

The Company permits selected highly compensated employees to defer a portion of their compensation to the SERP. The liabilities related to these deferrals are recognized as Long-term retirement plan liabilities in the Consolidated Balance Sheets.

The SERP assets are invested primarily in company-owned life insurance (COLI) policies as a funding source to satisfy the obligations of the SERP. The assets are subject to claims by creditors, and the Company can designate them for another purpose at any time. Investments in COLI policies consisted of variable life insurance policies totaling $49.3 million as of December 31, 2023, and $45.4 million as of December 31, 2022. In the COLI policies, the Company is able to allocate the investment of the assets across a set of choices provided by the insurance underwriters, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in note 1. The fair value of these assets totaled $26.8 million as of December 31, 2023, and $24.2 million as of December 31, 2022. The SERP assets are reported in other assets on the balance sheet. The changes in the fair value of these assets, and normal insurance expenses are recorded in the consolidated statement of operations as compensation cost within selling, general and administrative expenses. Trading gains (losses) related to the SERP assets totaled $2.6 million in 2023, $(4.4 million) in 2022, and $2.6 million in 2021. The SERP liability includes participant deferrals net of distributions and is recorded on the balance sheet in long-term pension liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Trading gains (losses) related to the SERP liability totaled $2.8 million in 2023, $(4.1 million) in 2022, and $3.1 million in 2021.

401(k) Plan

RPC sponsors a defined contribution 401(k) Plan that is available to substantially all full-time employees with more than three months of service. This Plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. Effective January 1, 2019, the Company began making 100 percent matching contributions for each dollar $(1.00) of a participant’s contribution to the 401(k) Plan for the first three percent of his or her annual compensation and fifty cents $(0.50) for each dollar $(1.00) of a participant’s contribution to the 401(k) Plan for the next three percent of his or her annual compensation. Employees vest in the RPC contributions after two years of service. The charges to expense for the Company’s contributions to the 401(k) Plan were $11.3 million in 2023, $9.8 million in 2022, and $6.9 million in 2021.

Stock Incentive Plans

The Company has issued stock options and restricted stock to employees under stock incentive plans that were approved by stockholders. In April 2014, the Company reserved 8,000,000 shares of common stock under the 2014 Stock Incentive plan with a term of 10 years expiring in April 2024. This plan allows for a wide variety of stock-based awards such as stock options and restricted stock. In recent years, we have awarded time-based restricted stock in lieu of granting stock options. We have not issued any stock options since 2003 and have no immediate plans to issue additional stock options. As of December 31, 2023, 911,997 shares were available for grant under the 2014 plan. As of December 31, 2022, 2,046,199 shares were available for grant.

The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards is based on their fair value at the grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Pre-tax stock-based employee compensation expense included as part of selling, general and administrative expense was $7.9 million in 2023 $(6.1 million after tax), $6.4 million in 2022 $(4.9 million after tax) and $6.6 million in 2021 $(5.1 million after tax).

Restricted Stock

The Company has granted certain employees and directors time lapse restricted stock which vests after a stipulated number of years from the grant date in the case of employees and vests immediately for non-employee directors, depending on the terms of the issue. The time-lapse restricted shares granted to employees in 2024 will vest ratably over a period of three years; the shares granted to employees in 2023 vest ratably over a period of four years; the shares granted to employees in 2022 vest ratably over a period of five

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

years. Prior to 2022, the time-lapse restricted shares vested one-fifth per year beginning on the second anniversary of the grant date. Grantees receive dividends declared and retain voting rights for the granted shares. The agreement under which the restricted stock is issued provides that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed. Upon termination of employment from RPC, with the exception of death (fully vests) or disability (partially vests based on pre-approved formula), shares with restrictions are forfeited in accordance with the plan.

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2023:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2023	3,248,728	$6.87
Granted	1,235,728	9.50
Vested	(859,485)	8.63
Forfeited	(92,786)	7.74
Non-vested shares at December 31, 2023	3,532,185	$7.35

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2022:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2022	2,619,691	$7.89
Granted	1,254,276	6.72
Vested	(510,084)	11.86
Forfeited	(115,155)	6.29
Non-vested shares at December 31, 2022	3,248,728	$6.87

The fair value of restricted share awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. The weighted average grant date fair value per share of these restricted stock awards was $9.50 for 2023, $6.72 for 2022 and $3.87 for 2021. The total fair value of shares vested was $7.8 million during 2023, $2.9 million during 2022 and $1.8 million during 2021.

The consolidated statements of cash flows reflect discrete income tax adjustments that resulted in $222,000 of beneficial impact in 2023 and $640,000 of detrimental impact in 2022 realized from tax compensation deductions and classified within operating activities as part of net income.

Other Information

As of December 31, 2023, total unrecognized compensation cost related to non-vested restricted shares was $13.8 million which is expected to be recognized over a weighted-average period of 2.8 years.

Note 17: Related Party Transactions

Marine Products Corporation

In conjunction with RPC’s spin-off of its powerboat manufacturing business, RPC and Marine Products Corporation (Marine Products) entered into various agreements that define the companies’ relationship. Per the terms of their Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $1.0 million in 2023, $922 thousand in 2022, and $867 thousand in 2021. The Company’s receivable due from Marine Products for these services was $120 thousand as of December 31, 2023, and $26 thousand as of December 31, 2022. In addition, the Company owed $524 thousand to Marine Products, for using Marine Product’s assets in the Plan to settle its participant liabilities. Of the total Plan-related amounts owed, the Company reimbursed Marine Products $482 thousand during 2023. All of the Company’s directors are also directors of Marine Products, and the executive officers are employees of both the Company and Marine Products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of or affiliated with certain directors of RPC. The total amounts paid to these affiliated parties were $1.8 million in 2023, $1.8 million in 2022 and $1.3 million in 2021. All of the related party transactions have been approved by the Nominating and Corporate Governance Committee.

RPC received certain administrative services from Rollins, Inc. (a company that has a significant shareholder group that includes Gary W. Rollins, Pamela R. Rollins, Amy Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company). That significant shareholder group had a controlling interest in Rollins, Inc. prior to June 2023. The service agreements between Rollins, Inc. and the Company provided for the provision of services on a cost reimbursement basis; the agreement was terminated in November 2023. The services covered by these agreements included administration services for certain employee benefit programs and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $3 thousand in 2023, $71 thousand in 2022 and $108 thousand in 2021.

A group that includes Gary W. Rollins, Pamela R. Rollins, Amy Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company, and certain companies under their control, controls in excess of 50% of the Company’s voting power. RPC and Marine Products own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is currently a party to an operating lease agreement with 255 RC, LLC for a period of five years. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $200 thousand in 2023, $200 thousand in 2022 and $200 thousand in 2021 for the corporate aircraft. The Company had a payable to 255 RC, LLC of $1.8 million as of December 31, 2023, and $1.6 million as of December 31, 2022. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2023, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC and the undistributed earnings represented in retained earnings were approximately $639 thousand.

Note 18: Business Segment and Entity Wide Disclosures

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

(in thousands)	2023	2022	2021
Technical Services:
Pressure Pumping	$771,542	$846,939	$369,028
Downhole Tools	397,341	374,081	247,019
Coiled Tubing	152,484	140,889	88,946
Cementing	64,481	21,178	10,111
Nitrogen	47,306	39,596	38,773
Snubbing	26,345	28,028	15,408
All other	56,638	65,652	45,761
Total Technical Services	$1,516,137	$1,516,363	$815,046

Support Services:
Rental Tools	$73,301	$62,780	$32,167
All other	28,036	22,619	17,716
Total Support Services	$101,337	$85,399	$49,883

Total revenues	$1,617,474	$1,601,762	$864,929

The accounting policies of the reportable segments are the same as those described in the note titled Significant Accounting Policies. RPC evaluates the performance of its segments based on revenues, operating profits and return on invested capital. Gains or losses on disposition of assets are reviewed by the CODM on a consolidated basis, and accordingly the Company does not report gains or losses at the segment level. Inter-segment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results.

Summarized financial information concerning RPC’s reportable segments for the years ended December 31, 2023, 2022 and 2021 are shown in the following table:

				Gain on	Pension
	Technical	Support		disposition of	Settlement
(in thousands)	Services	Services	Corporate	assets, net	charges	Total
2023
Revenues	$1,516,137	$101,337	$—	$—	$—	$1,617,474
Operating income (loss)	245,904	26,461	(18,473)	9,344	(18,286)	244,950
Capital expenditures	160,799	15,634	4,572	—	—	181,005
Depreciation and amortization	97,773	10,293	57	—	—	108,123
Identifiable assets	867,550	81,754	337,541	—	—	1,286,845
2022
Revenues	$1,516,363	$85,399	$—	$—	$—	$1,601,762
Operating income (loss)	281,622	18,095	(17,660)	8,804	(2,921)	287,940
Capital expenditures	126,327	12,320	905	—	—	139,552
Depreciation and amortization	73,016	9,840	161	—	—	83,017
Identifiable assets	823,434	80,104	225,475	—	—	1,129,013
2021
Revenues	$815,046	$49,883	$—	$—	$—	$864,929
Operating income (loss)	24,434	(5,725)	(13,300)	10,882	—	16,291
Capital expenditures	59,316	7,012	1,317	—	—	67,645
Depreciation and amortization	62,667	9,752	267	—	—	72,686
Identifiable assets	580,406	69,345	214,614	—	—	864,365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

The following summarizes revenues for the United States and separately for all international locations combined for the years ended December 31, 2023, 2022 and 2021. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10% of RPC’s consolidated assets, and therefore are not presented.

(in thousands)	2023	2022	2021
United States revenues	$1,588,774	$1,569,160	$833,686
International revenues	28,700	32,602	31,243
Total revenues	$1,617,474	$1,601,762	$864,929

Note 19: Leases

The Company recognizes operating and finance leases with a duration greater than 12 months on the balance sheet with a Right-Of-Use (ROU) asset and liability at the present value of lease payments over the term. Leases that include rental escalation clauses or renewal options are factored into the determination of lease payments when appropriate. There are no residual value guarantees on the existing leases. The Company estimates its incremental borrowing rate, at lease commencement, to determine the present value of lease payments, since most of the Company’s leases do not provide an implicit rate of return. ROU assets exclude lessor incentives received.

The Company subleases certain real estate to third parties. Our sublease portfolio consists solely of operating leases. As of December 31, 2023, the Company had no operating leases that had not yet commenced. During the year ended December 31, 2023, the Company entered into new leases or modified existing leases that resulted in an increase of ROU assets in exchange for operating lease liabilities as disclosed below.

During the year ended December 31, 2023, the Company assumed certain leases as part of its acquisition of Spinnaker. The disclosures below include the information related to the leases after the acquisition. See note tilted Business Acquisition for further information related to those leases.

Lease Position:

The table below represents the assets and liabilities related to operating leases recorded on the balance sheet:

December 31,	2023	2022
(in thousands)
Assets:
Operating lease right-of-use assets	$24,537	$28,864
Finance lease right-of-use assets	1,036	—
Total lease assets	$25,573	$28,864

Liabilities:
Current portion of operating leases	$7,367	$10,728
Current portion of finance lease liabilities and finance obligations	375	—
Long-term finance lease liabilities	819	—
Long-term operating lease liabilities	18,600	19,517
Total lease liabilities	$27,161	$19,517

Lease costs:

The components of finance lease are included in depreciation and amortization and interest expense; operating lease expense are included in costs of goods sold, and selling, general and administrative expenses in the consolidated statements of operations as disclosed below.

Year ended December 31,	2023	2022	2021
(in thousands)
Finance lease cost
Amortization of leased assets	$129	$3,390	$1,452
Interest on lease liabilities	13	283	116
Total finance lease cost	$142	$3,673	$1,568

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2023, 2022 and 2021

Interest on finance obligation	$35	$—	$—

Operating lease cost	$15,096	$9,615	$7,580
Short-term lease cost	1,862	9,192	3,626
Variable lease cost	774	647	772
Sublease income	(1,400)	(1,021)	(831)
Total operating lease cost	$16,332	$18,433	$11,147

Total lease cost	$16,509	$22,106	$12,715

Other Information:

As of December 31,	2023	2022
Cash paid for amounts included in the measurement of lease liabilities – operating leases (in thousands)	$12,475	$8,742
Cash paid for amounts included in the measurement of lease liabilities – finance lease and finance obligations (in thousands)	$515	$—
ROU assets obtained in exchange for operating lease liabilities (in thousands)	$8,151	$12,882
Weighted average remaining lease term – finance lease (years)	4.00	—
Weighted average remaining lease term – operating leases (years)	5.06	5.14
Weighted average remaining term – finance obligations (months)	8.00	—
Weighted average discount rate – finance lease	2.3%	—%
Weighted average discount rate – operating leases	4.42%	3.93%
Weighted average discount rate – finance obligations	8.40%	—%

Lease Commitments:

Maturity of lease liabilities and finance obligations:

As of December 31,	2023
(in thousands)
2024	$9,197
2025	5,856
2026	4,957
2027	3,863
2028	2,291
Thereafter	4,487
Total lease payments	30,651
Less: Amounts representing interest	(3,490)
Present value of lease liabilities	$27,161

Note 20. Subsequent Event

On January 23, 2024, the Board of Directors declared a $0.04 per share cash dividend payable March 11, 2024, to stockholders of record at the close of business on February 9, 2024.

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

As of the end of the period covered by this report, December 31, 2023 (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s report on internal control over financial reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s report on internal control over financial reporting is included on page 29 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2023, and issued a report thereon which is included on page 30 of this report.

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2023 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation SK.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors, director nominees and executive officers will be included in the RPC Proxy Statement for its 2024 Annual Meeting of Stockholders, in the sections titled Information Regarding Director Nominees, Continuing Directors and Executive Officers.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2024 Annual Meeting of Stockholders, in the section titled Board of Directors and Corporate Governance, Meetings and Committees of the Board of Directors – Audit Committee. This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under Section 16(a) Beneficial Ownership Reporting Compliance in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2024 Annual Meeting of Stockholders, in the sections titled Human Capital Management and Compensation Committee Interlocks and Insider Participation, Director Compensation, Compensation Discussion and Analysis, Human Capital Management and Compensation Committee Report and Executive Compensation. This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management, and such all officers and directors as a group, will be included in the RPC Proxy Statement for its 2024 Annual Meeting of Stockholders, in the section titled Stock Ownership of Certain Beneficial Owners and Management. This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2023.

	(A)		(C)
	Number of Securities	(B)	Number of Securities Remaining
	To Be Issued Upon	Weighted Average	Available for Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities Reflected in
Plan category	Rights	Warrants and Rights	Column (A)
Equity compensation plans approved by securityholders	—	$—	911,997	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	$—	911,997

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See note titled Employee Benefit Plans to the consolidated financial statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2024 Annual Meeting of Stockholders, in the sections titled, Certain Relationships and Related Party Transactions. Information regarding director independence will be included in the RPC Proxy Statement for its 2024 Annual Meeting of Stockholders in the section titled Director Independence and NYSE Requirements. This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled Audit Matters, Independent Registered Public Accounting Firm in the RPC Proxy Statement for its 2024 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to consolidated financial statements and Schedule are filed as part of this report.
2.	The financial statement schedule listed in the accompanying Index to consolidated financial statements and Schedule is filed as part of this report.
3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.8 Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.9	First Amendment to 1994 Employee Stock Incentive Plan and 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 2, 2007).

10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).
10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.17 to the Form 10-K filed on March 3, 2010).
10.14	Form of Time Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
10.20	Form of award agreement under Performance-Based Incentive Cash Compensation Plan (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on February 28, 2017).

Exhibits (inclusive of item 3 above):

Exhibit Number	Description

3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K filed on March 24, 2000).
3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).
3.1C	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q filed August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated by reference to Exhibit 99 to the Registrant’s Current Report on Form 8-K filed on February 2, 2021).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Annual Report on Form 10-K filed on March 25, 1999).
4.2	Description of Registrant's Securities. (incorporated herein by reference to Exhibit 4.2 to the Form 10-K filed on February 26, 2022).
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
10.16

Amendment No. 2 to Credit Agreement and Amendment No. 1 to Subsidiary Guaranty Agreement dated as of January 17, 2014 between RPC, Bank of America, N.A., certain other Lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 24, 2014).

Exhibit Number	Description

10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
10.18	Reduction of Commitment Notice, dated November 3, 2015 (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed on November 6, 2015).
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

10.22

Amendment to No. 5 to Credit Agreement dated as of September 25, 2020 among RPC, Bank of America, N.A., certain other lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99.1 to the Registrants Form 8-K filed on October 1, 2021).

10.23

Amendment to No. 6 to Credit Agreement dated as of June 22, 2022 among RPC, Bank of America, N.A., certain other lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99 to the Registrants Current Report on Form 8-K filed on June 23, 2023).

21	Subsidiaries of RPC
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer
97.1	Policy relating to recovery of erroneously awarded compensation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report for the year ended December 31, 2023, formatted in Inline XBRL

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, Inc.

/s/	Ben M. Palmer

Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ben M. Palmer
Ben M. Palmer	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2024

/s/ Michael L. Schmit
Michael L. Schmit	Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 28, 2024

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
February 28, 2024

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended
	December 31, 2023, 2022 and 2021
	Balance at	Charged to			Balance
	Beginning	Costs and	Net (Deductions)		at End of
(in thousands)	of Period	Expenses	Recoveries		Period
Year ended December 31, 2023
Credit loss allowance for accounts receivable	$7,078	$2,656	$(2,625)	(1)	$7,109
Deferred tax asset valuation allowance	$990	$601	$—	(2)	$1,591
Reserve for obsolete or slow-moving inventory	$15,374	$3,063	$(2,512)	(3)	$15,925
Year ended December 31, 2022
Credit loss allowance for accounts receivable	$6,765	$2,029	$(1,716)	(1)	$7,078
Deferred tax asset valuation allowance	$865	$—	$125	(2)	$990
Reserve for obsolete or slow-moving inventory	$13,236	$4,080	$(1,942)	(3)	$15,374
Year ended December 31, 2021
Credit loss allowance for accounts receivable	$4,815	$4,019	$(2,069)	(1)	$6,765
Deferred tax asset valuation allowance	$490	$—	$375	(2)	$865
Reserve for obsolete or slow-moving inventory	$13,829	$5,016	$(5,609)	(3)	$13,236

(1)	Net (deductions) recoveries in the credit loss allowance principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	The valuation allowance for deferred tax assets is increased or decreased each year to reflect the state and foreign net operating losses and capital losses that management believes will not be utilized before they expire.
(3)	Net (deductions) recoveries in the reserve for obsolete or slow-moving inventory principally reflect the write-off and/ or disposal of previously reserved inventory.