Form 10-Q
period 2024-03-31
RPC INC
filed 2024-04-25
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File No. 001-08726

RPC, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1550825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2801 Buford Highway, Suite 300, Atlanta, Georgia 30329
(Address of principal executive offices)	(Zip code)

(404) 321-2140

(Registrant’s telephone number, including area code)

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

As of April 19, 2024, RPC, Inc. had 214,347,062 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024, AND DECEMBER 31, 2023

(In thousands, except share and par value data)

	March 31,	December 31,
	2024	2023
ASSETS	(Unaudited)	Note 1
Cash and cash equivalents	$212,199	$223,310
Accounts receivable, net of allowance for credit losses of $5,634 in 2024 and $7,109 in 2023	329,654	324,915
Inventories	112,306	110,904
Income taxes receivable	46,269	52,269
Prepaid expenses	10,371	12,907
Other current assets	2,535	2,768
Total current assets	713,334	727,073
Property, plant and equipment, less accumulated depreciation of $826,048 in 2024 and $810,933 in 2023	457,751	435,139
Operating lease right-of-use assets	25,402	24,537
Finance lease right-of-use assets	972	1,036
Goodwill	50,824	50,824
Other intangibles, net	12,302	12,825
Retirement plan assets	28,011	26,772
Other assets	8,637	8,639
Total assets	$1,297,233	$1,286,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$106,836	$85,036
Accrued payroll and related expenses	20,780	30,956
Accrued insurance expenses	5,710	5,340
Accrued state, local and other taxes	4,198	4,461
Income taxes payable	1,610	275
Unearned revenue	572	15,743
Current portion of operating lease liabilities	7,741	7,367
Current portion of finance lease liabilities and finance obligations	253	375
Accrued expenses and other liabilities	2,336	2,304
Total current liabilities	150,036	151,857
Long-term accrued insurance expenses	10,602	10,202
Retirement plan liabilities	24,037	23,724
Deferred income taxes	52,020	51,290
Long-term operating lease liabilities	18,518	18,600
Long-term finance lease liabilities	756	819
Other long-term liabilities	7,974	7,840
Total liabilities	263,943	264,332
Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 214,347,063 and 215,026,458 shares issued and outstanding in 2024 and 2023, respectively	21,434	21,502
Capital in excess of par value	—	—
Retained earnings	1,014,338	1,003,380
Accumulated other comprehensive loss	(2,482)	(2,369)
Total stockholders’ equity	1,033,290	1,022,513
Total liabilities and stockholders’ equity	$1,297,233	$1,286,845

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024, AND 2023

(In thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Revenues	$377,833	$476,668
COSTS AND EXPENSES:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	276,609	305,250
Selling, general and administrative expenses	40,085	42,197
Pension settlement charges	—	17,375
Depreciation and amortization	30,004	24,125
Gain on disposition of assets, net	(1,214)	(2,936)
Operating income	32,349	90,657
Interest expense	(234)	(72)
Interest income	2,965	1,855
Other income, net	767	761
Income before income taxes	35,847	93,201
Income tax provision	8,380	21,677
Net income	$27,467	$71,524

Earnings per share
Basic	$0.13	$0.33
Diluted	$0.13	$0.33
Dividends paid per share	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2024, AND 2023

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Net income	$27,467	$71,524
Other comprehensive income:
Pension settlement and adjustment, net of tax	—	16,678
Foreign currency translation	(113)	(16)
Comprehensive income	$27,354	$88,186

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024, AND 2023

(In thousands)

(Unaudited)

	Three months ended March 31, 2024
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2023	215,026	$21,502	$—	$1,003,380	$(2,369)	$1,022,513
Stock issued for stock incentive plans, net	652	65	1,861	—	—	1,926
Stock purchased and retired	(1,331)	(133)	(1,861)	(7,888)	—	(9,882)
Net income	—	—	—	27,467	—	27,467
Dividends	—	—	—	(8,621)	—	(8,621)
Foreign currency translation	—	—	—	—	(113)	(113)
Balance, March 31, 2024	214,347	$21,434	$—	$1,014,338	$(2,482)	$1,033,290

	Three months ended March 31, 2023
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2022	216,609	$21,661	$—	$856,013	$(19,939)	$857,735
Stock issued for stock incentive plans, net	1,149	115	1,687	—	—	1,802
Stock purchased and retired	(1,388)	(139)	(1,687)	(9,523)	—	(11,349)
Net income	—	—	—	71,524	—	71,524
Dividends	—	—	—	(8,679)	—	(8,679)
Pension adjustment, net of taxes	—	—	—	—	16,678	16,678
Foreign currency translation	—	—	—	—	(16)	(16)
Balance, March 31, 2023	216,370	$21,637	$—	$909,335	$(3,277)	$927,695

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024, AND 2023

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$27,467	$71,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,004	24,125
Stock-based compensation expense	1,926	1,802
Gain on disposition of assets, net	(1,214)	(2,936)
Deferred income tax provision	730	2,536
Pension settlement charges	—	17,375
Other non-cash adjustments	135	6
(Increase) decrease in assets:
Accounts receivable	(4,812)	16,209
Income taxes receivable	6,000	18,057
Inventories	(1,488)	(959)
Prepaid expenses	2,535	1,725
Other current assets	121	141
Other non-current assets	(1,044)	(236)
Increase (decrease) in liabilities:
Accounts payable	19,759	(3,389)
Income taxes payable	1,335	14
Unearned revenue	(15,171)	—
Accrued payroll and related expenses	(10,163)	(13,193)
Accrued insurance expenses	370	865
Accrued state, local and other taxes	(263)	1,691
Other accrued expenses	(2,168)	(1,074)
Pension and retirement plan liabilities	313	(4,723)
Long-term accrued insurance expenses	400	2,018
Other long-term liabilities	1,787	945
Net cash provided by operating activities	56,559	132,523

INVESTING ACTIVITIES
Capital expenditures	(52,778)	(65,300)
Proceeds from sale of assets	3,772	4,285
Net cash used for investing activities	(49,006)	(61,015)

FINANCING ACTIVITIES
Payment of dividends	(8,621)	(8,679)
Cash paid for common stock purchased and retired	(9,858)	(11,349)
Cash paid for finance lease and finance obligations	(185)	—
Net cash used for financing activities	(18,664)	(20,028)

Net (decrease) increase in cash and cash equivalents	(11,111)	51,480
Cash and cash equivalents at beginning of period	223,310	126,424
Cash and cash equivalents at end of period	$212,199	$177,904

Supplemental cash flows disclosure:
Income tax payments, net	$187	$922
Interest paid	$42	$41
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$11,054	$11,866

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023.

A group that includes Gary W. Rollins, Pamela R. Rollins, Amy Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company, and certain companies under their control, controls in excess of fifty percent of the Company’s voting power.

Certain prior year amounts have been reclassified to conform to the presentation in the current year.

2. RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Standards Not Yet Adopted:

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

Spinnaker, headquartered in Oklahoma City, Oklahoma, is a leading provider of oilfield cementing services in the Permian and Mid-Continent basins. Spinnaker operates two facilities located in El Reno, Oklahoma and Hobbs, New Mexico and maintains 18 full-service cementing spreads. This acquisition significantly expanded RPC's cementing business from its presence in South Texas to basins in which it currently provides other services. Spinnaker is included in our Technical Services Segment. As part of the acquisition, the Company recorded goodwill of $18.7 million and intangible assets of $13.2 million consisting of customer relationships and trade names and trademarks.

The supplemental pro forma financial information presented below has been prepared using the acquisition method of accounting and is based on the historical financial information of Spinnaker and RPC. This proforma financial information does not necessarily represent what the combined company’s revenues or results of operations would have been had the acquisition been completed on January 1, 2023, nor do they intend to be a projection of future operating results of the combined company. It also does not reflect any operating efficiencies or potential cost savings that might be achieved from synergies of combining Spinnaker and RPC.

The following table provides unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2023.

	Three months ended March 31,
(in thousands)	2024	2023
Revenues	$377,833	$501,468
Net income	27,467	76,084

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

Nature of services:

RPC provides a broad range of specialized oilfield services to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States and in selected international markets. RPC manages its business as either (1) services offered on the well site with equipment and personnel (Technical Services) or (2) services and tools offered off the well site (Support Services). For more detailed information about operating segments, see note titled Business Segment Information.

Our contracts with customers are generally short-term in nature and generally consist of a single performance obligation – the provision of oilfield services. RPC contracts with its customers to provide the following services by reportable segment:

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Disaggregation of revenues:

See note titled Business Segment Information for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions.

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net in the accompanying Consolidated Balance Sheets and are shown below:

	March 31,	December 31,
(in thousands)	2024	2023
Unbilled trade receivables	$65,642	$59,831

Substantially all of the unbilled trade receivables disclosed were or are expected to be invoiced during the following quarter.

Unearned revenue

Contract liabilities represent payments received in advance of satisfying the Company’s performance obligation and are recognized over time as the service is performed. Of the $15.7 million recorded as unearned revenue as of December 31, 2023, we recognized $15.2 million as revenues during the first quarter of 2024. We expect to satisfy the remaining performance obligation in the second quarter of 2024 and therefore recognize the balance of $572 thousand as revenues during that period.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. DEPRECIATION AND AMORTIZATION

Depreciation and amortization disclosed in the Consolidated Statements of Operations related to the following components:

	Three months ended
	March 31,
(in thousands)	2024	2023
Cost of revenues	$27,320	$21,780
Selling, general and administrative expenses	2,684	2,345
Total	30,004	24,125

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

	Three months ended
	March 31,
(in thousands)	2024	2023
Net income available for stockholders	$27,467	$71,524
Less: Adjustments for earnings attributable to participating securities	(423)	(1,136)
Net income used in calculating earnings per share	$27,044	$70,388

Weighted average shares outstanding (including participating securities)	215,001	217,152
Adjustment for participating securities	(3,310)	(3,503)
Shares used in calculating basic and diluted earnings per share	211,691	213,649

7.    STOCK-BASED COMPENSATION

The Company has issued various forms of stock incentives, including, incentive and non-qualified stock options, time-lapse restricted shares and performance share unit awards under its Stock Incentive Plans to officers, selected employees and non-employee directors.

In the first quarter of 2024, the Company issued time-lapse restricted shares to some of the selected employees that will vest ratably over a period of three years. The officers and remaining selected employees of the Company are likely to be granted shares under the 2024 Stock Incentive Plan. The Company’s 2014 Stock Incentive Plan expired in April 2024. At the April 23, 2024, annual meeting of stockholders, the 2024 Stock Incentive Plan reserving 8,000,000 shares was approved.

In addition to time-lapse restricted shares, officers and selected employees are also eligible to receive performance share unit awards that vest at different levels based on pre-established financial performance targets with a modifier for stock performance based on total shareholder return. The Company periodically evaluates the portion of performance share unit awards that are probable to vest and updates compensation expense accruals accordingly.

As of March 31, 2024, there were 258,122 shares available under the Company’s 2014 Stock Incentive Plan that are reserved for issuance of shares that vest pursuant to the satisfaction of the terms of performance share unit awards.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based employee compensation for both the time-lapse restricted shares and performance share awards, was as follows:

	Three months ended
	March 31,
(in thousands)	2024	2023
Pre-tax expense	$1,926	$1,802
After tax expense	$1,477	$1,382

The following is a summary of the changes in non-vested restricted shares for the three months ended March 31, 2024:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2024	3,532,185	$7.35
Granted	739,200	6.64
Vested	(1,011,633)	8.15
Forfeited	(85,325)	6.76
Non-vested shares at March 31, 2024	3,174,427	$6.94

The total fair value of shares vested was $7.4 million during both the three months ended March 31, 2024, and the three months ended March 31, 2023. Excess tax benefits (beneficial) or deficits (detrimental) realized from tax compensation deductions in excess of, or lower than, compensation expense are recorded as discrete income tax adjustments. For the three months ended March 31, 2024, $163 thousand related to stock-based compensation awards was recorded as a beneficial discrete tax adjustment and classified within Net cash provided by operating activities in the accompanying Consolidated Statements of Cash Flows compared to $133 thousand of beneficial discrete tax adjustment for the three months ended March 31, 2023.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended
	March 31,
(in thousands)	2024	2023
Technical Services:
Pressure Pumping	$176,256	$264,801
Downhole Tools	93,794	107,404
Coiled Tubing	33,168	40,066
Cementing	27,751	6,245
Nitrogen	9,550	12,097
Snubbing	4,856	7,091
All other	11,019	14,287
Total Technical Services	356,394	451,991

Support Services:
Rental Tools	15,974	17,676
All other	5,465	7,001
Total Support Services	21,439	24,677

Total revenues	$377,833	$476,668

The following summarizes revenues for the United States and separately for all international locations combined for the three months ended March 31, 2024 and 2023. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10% of RPC’s consolidated assets, and therefore are not presented.

	Three months ended
	March 31,
(in thousands)	2024	2023
United States revenues	$367,938	$469,387
International revenues	9,895	7,281
Total revenues	$377,833	$476,668

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information with respect RPC’s reportable segments for the three months ended March 31, 2024, and 2023 are shown in the following table:

	Three months ended
	March 31,
(in thousands)	2024	2023
Revenues:
Technical Services	$356,394	$451,991
Support Services	21,439	24,677
Total revenues	$377,833	$476,668
Operating income:
Technical Services	$31,956	$103,533
Support Services	3,599	6,644
Corporate expenses	(4,420)	(5,081)
Pension settlement charges	—	(17,375)
Gain on disposition of assets, net	1,214	2,936
Total operating income	32,349	90,657
Interest expense	(234)	(72)
Interest income	2,965	1,855
Other income, net	767	761
Income before income taxes	$35,847	$93,201

As of and for the three months ended	Technical	Support
March 31, 2024	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$27,170	$2,815	$19	$30,004
Capital expenditures	43,869	7,813	1,096	52,778
Identifiable assets	897,462	79,763	320,008	1,297,233

As of and for the three months ended	Technical	Support
March 31, 2023	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$22,008	$2,104	$13	$24,125
Capital expenditures	63,002	1,313	985	65,300
Identifiable assets	851,689	82,530	253,611	1,187,830

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Three months ended March 31,	2024	2023
(in thousands)
Beginning balance	$7,109	$7,078
Provision for current expected credit losses	(878)	1,074
Write-offs	(599)	(2,232)
Recoveries collected (net of expenses)	2	—
Ending balance	$5,634	$5,920

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

	March 31,	December 31,
(in thousands)	2024	2023
Raw materials and supplies	$110,736	$109,872
Finished goods	1,570	1,032
Ending balance	$112,306	$110,904

11. OTHER INTANGIBLES, NET

Intangible assets are amortized over their legal or estimated useful life. The following table provides a summary of the gross carrying value and accumulated amortization by each major intangible class as of March 31, 2024, and December 31, 2023:

	March 31, 2024		December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived Intangibles:
Customer relationships	$10,000	$(750)	$10,000	$(500)
Trade names and trademarks	3,519	(559)	3,519	(479)
Software licenses	2,202	(2,110)	2,202	(1,917)
Patents and technology	300	(300)	300	(300)
	$16,021	$(3,719)	$16,021	$(3,196)

Amortization expense for each of the periods presented follows:

	Three months ended
	March 31,
(in thousands)	2024	2023
Amortization of finite-lived intangible assets	$523	$200

Estimated amortization expense based on balances as of March 31, 2024, were as follows: $1.2 million for the remainder of 2024; $1.3 million for the years 2025 to 2029.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.     COMMITMENTS AND CONTINGENCIES

Sales and Use Taxes - The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statute that could result in unfavorable outcomes. In accordance with ASC 450-20, Loss Contingencies, any probable and reasonable estimates of assessment costs have been included in Accrued state, local and other taxes.

The Company has an outstanding state tax notification of audit results related to sales and use tax and with its outside legal counsel has evaluated the perceived merits of this tax assessment. The Company believes the likelihood of a material loss related to this contingency is remote and cannot be reasonably estimated at this time. Therefore, no loss has been recorded and the Company currently does not believe the resolution of this claim will have a material impact on its consolidated financial position, results of operations or cash flows.

13.     RETIREMENT PLANS

The Company’s multiemployer Retirement Income Plan (Plan), a trusteed defined benefit pension plan, was fully terminated in 2023. Amounts related to the three months ended March 31, 2023 is disclosed below:

	March 31,
(in thousands)	2023
Interest cost	$40	(1)
Amortization of net losses	220	(1)
Settlement loss	17,375
Net periodic benefit cost	$17,635
(1)	Reported as part of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (SERP). The Company maintains certain securities primarily in mutual funds and company-owned life insurance policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling $28.0 million as of March 31, 2024, and $26.8 million as of December 31, 2023. Trading gains related to the SERP assets totaled approximately $1.2 million during the three months ended March 31, 2024, compared to trading gains of approximately $400 thousand during the three months ended March 31, 2023. The SERP assets are reported in non-current Other assets in the accompanying Consolidated Balance Sheets and changes in the fair value of these assets are reported in the accompanying Consolidated Statements of Operations as compensation cost in Selling, general and administrative expenses.

The SERP liabilities include participant deferrals, net of distributions, and are stated at fair value of approximately $24.0 million as of March 31, 2024, and $23.7 million as of December 31, 2023. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Retirement plan liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities was the result of an increase of approximately $1.3 million due to unrealized gains on participant balances during the three months ended March 31, 2024, compared to an increase of approximately $417 thousand due to unrealized gain on participant deferrals during the three months ended March 31, 2023.

14.    NOTES PAYABLE TO BANKS

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2024, the Company was in compliance with all covenants.

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

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.7 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining unamortized balance of approximately $250 thousand at March 31, 2024 is classified as part of non-current Other assets.

As of March 31, 2024, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.6 million; therefore, a total of $83.4 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2024	2023
Interest incurred	$73	$59
Interest paid	42	41

15.  INCOME TAXES

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

For the three months ended March 31, 2024, the effective rate reflects a provision of 23.4% compared to a provision of 23.3% for the comparable period in the prior year. The increase in effective tax rate is primarily due to a decrease in beneficial discrete adjustments.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.  FAIR VALUE DISCLOSURES

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

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. Equity securities are stated at fair value of approximately $4 thousand as of December 31, 2023. During the first quarter of 2024, the Company sold all of its investment in equity securities. The net gain from sales of the equity securities was insignificant.

Trading securities are comprised of the SERP assets, as described in the note titled Retirement Plans, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance or investment company. Significant observable inputs, in addition to quoted market prices, were used to value the equity securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended March 31, 2024, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at March 31, 2024 and December 31, 2023. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in the note titled Notes Payable to Banks. The Company is subject to interest rate risk, to the extent there are outstanding borrowings on the variable component of the interest rate.

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

17.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

	Foreign
	Currency
(in thousands)	Translation	Total
Balance at December 31, 2023	$(2,369)	$(2,369)
Change during the period:
Before-tax amount	(113)	(113)
Balance at March 31, 2024	$(2,482)	$(2,482)

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Foreign
	Pension	Currency
(in thousands)	Adjustment	Translation	Total
Balance at December 31, 2022	$(17,307)	$(2,632)	$(19,939)
Change during the period:
Before-tax amount	4,065	(16)	4,049
Tax expense	(935)	—	(935)
Pension settlement charges, net of taxes	13,379		13,379
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	169	—	169
Total activity for the period	16,678	(16)	16,662
Balance at March 31, 2023	$(629)	$(2,648)	$(3,277)
(1)	Reported as part of Selling, general and administrative expenses.

18. CASH PAID FOR COMMON STOCK PURCHASED AND RETIRED

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market, including an additional 8,000,000 shares authorized for repurchase by the Board of Directors in the second quarter of 2023. During the three months ended March 31, 2024, there were 1,010,258 shares repurchased in the open market. As of March 31, 2024, there were 12,768,870 shares remaining available to be repurchased. The program does not have a preset expiration date. Repurchases of shares of the Company’s common stock may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.

Shares purchased for withholding taxes represent taxes due upon vesting of time-lapse restricted shares granted to employees. Total share repurchases for 2024 and 2023 year to date are detailed below:

	Three months ended			Three months ended
	March 31, 2024			March 31, 2023
	No. of shares	Avg. price	Total cost	No. of shares	Avg. price	Total cost
Shares purchased for withholding taxes	323,012	$7.26	$2,346,420	256,003	$9.24	$2,364,914
Open market purchases	1,010,258	7.44	7,511,602	1,132,364	7.93	8,983,973
Total	1,333,270	$7.39	$9,858,022	1,388,367	$8.17	$11,348,887

19. SUBSEQUENT EVENTS

On April 23, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable June 10, 2024, to common stockholders of record at the close of business on May 10, 2024.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also Forward-Looking Statements on page 25.

RPC, Inc. (RPC or the Company) provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest, Rocky Mountain and Appalachian regions, and in selected international locations. The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells. We continuously monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel. Our financial results are affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas and our customers’ drilling and production activities.

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, is incorporated herein by reference. In 2024, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the three months ended March 31, 2024, capital expenditures totaled $52.8 million, primarily for capitalized maintenance and upgrades of our existing equipment. We currently expect capital expenditures to be between $200 million and $250 million during 2024 and to be directed primarily towards capitalized maintenance of our existing equipment and selected growth opportunities including a new Tier 4 dual-fuel fleet expected to be placed into service during the second quarter of 2024.

During the first quarter of 2024, total revenues of $377.8 million decreased by $98.8 million or 20.7% compared to the same period in the prior year. The decrease in revenues is primarily due to lower industry activity levels and more competitive pricing, partially offset by revenues from the Company’s recent acquisition of Spinnaker. International revenues represented 2.6% of total revenues in the first quarter of 2024 compared to 1.5% in the same period of the prior year. We continue to pursue international growth opportunities, but the nature of this work is unpredictable and we believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the foreseeable future.

Cost of revenues decreased to $276.6 million in the first quarter of 2024 from $305.3 million in the same period in the prior year. The decrease was primarily due to reduced expenses consistent with lower activity levels, such as materials and supplies expenses, maintenance and repairs expenses and fuel costs. These costs decreased less than the revenue decrease given the fixed nature of some of these costs, including labor, and the timing of maintenance and repairs.

Selling, general and administrative expenses decreased to $40.1 million in the first quarter of 2024 from $42.2 million in the first quarter of 2023 primarily due to a decrease in variable expenses consistent with lower activity levels, partially offset by operating expenses from recently acquired Spinnaker.

Income before income taxes was $35.8 million for the three months ended March 31, 2024, compared to $93.2 million during the same period of 2023. Diluted earnings per share were $0.13 for the three months ended March 31, 2024, compared to $0.33 per share in the same period of 2023. Net cash provided by operating activities decreased to $56.6 million for the three months ended March 31, 2024, compared to $132.5 million in the same period of 2023 primarily due to a decrease in net income during the first three months of 2024.

RPC, INC. AND SUBSIDIARIES

Outlook

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity and can be impacted by economic developments as well as geopolitical disruptions, such as the continuing conflicts in the Middle East as well as Russia and Ukraine. RPC believes that oil prices remain at or above levels sufficient to motivate our customers to continue drilling and completion activities.

The majority of the U.S. domestic rig count remains directed towards oil. During the first quarter of 2024, approximately 81% of the U.S. domestic rig count was directed towards oil, slightly above the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. However, we believe that natural gas-directed drilling will increase in the future because of favorable long-term market dynamics. This projected higher demand for oil and natural gas should drive increased activity in most of the basins in which RPC operates.

We continue to monitor the market for our services and the competitive environment, including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets. The growing efficiency in recent years with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market.

We have selectively upgraded our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection. RPC continues to maintain and upgrade our current fleet capacity of revenue-producing equipment. We intend to remain highly disciplined about investing in new incremental revenue-producing equipment capacity and will only make such investments if we believe the projected financial returns of such capital expenditures meet our financial return criteria. Furthermore, the Company does not intend to add incremental pressure pumping capacity to the industry given the oversupplied nature of oilfield services mentioned above. The Company is allocating capital to maintain the capacity of our pressure pumping fleet to offset anticipated future fleet retirements. During 2023, the Company placed into service a new pressure pumping fleet, replacing existing older equipment sent out for refurbishment. During 2024, the Company will be replacing a Tier 2 diesel fleet with a new Tier 4 dual-fuel fleet.

Effective July 1, 2023, the Company acquired Spinnaker Oilwell Services, LLC (Spinnaker), a leading provider of oilfield cementing services in the Permian and Mid-Continent basins. The acquisition of Spinnaker expanded RPC’s legacy cementing business in South Texas to basins in which we currently provide other services. See the note titled Business Acquisition for additional information.

Results of Operations

	Three months ended
	March 31,
	2024	2023
Consolidated revenues [in thousands]	$377,833	$476,668
Revenues by business segment [in thousands]:
Technical	$356,394	$451,991
Support	21,439	24,677

Consolidated operating income [in thousands]	$32,349	$90,657
Operating income (loss) by business segment [in thousands]:
Technical	$31,956	$103,533
Support	3,599	6,644
Corporate	(4,420)	(5,081)
Pension settlement charges	—	(17,375)
Gain on disposition of assets, net	1,214	2,936

Average U.S. domestic rig count	623	760
Average natural gas price (per thousand cubic feet (mcf))	$2.15	$2.66
Average oil price (per barrel)	$77.46	$75.97

RPC, INC. AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THREE MONTHS ENDED MARCH 31, 2023

Revenues. Revenues of $377.8 million for the three months ended March 31, 2024, decreased 20.7% compared to the three months ended March 31, 2023. The decrease in revenues is primarily due to lower industry activity levels and competitive pricing, partially offset by financial results from the Company’s recent acquisition of Spinnaker.

During the first quarter of 2024, the average price of oil was 2.0% higher but the average price of natural gas was 19.2% lower, both as compared to the same period in the prior year. The average domestic rig count (Source: Baker Hughes, Inc.) for the three months ended March 31, 2024, was 18.0% lower than the same period in 2023.

The Technical Services segment revenues for the first quarter of 2024 decreased by 21.2% compared to the same period of the prior year due primarily to a decrease in Pressure Pumping revenues due to lower industry activity and more competitive pricing, partially offset by financial results from the Company’s recent acquisition of Spinnaker. Technical Services reported operating income of $32.0 million during the first quarter of 2024 compared to operating income of $103.5 million in the first quarter of 2023. The decrease in Technical Services operating income was primarily due to a decrease in pressure pumping activity, competitive pricing and reduced fixed cost absorption. Support Services segment revenues for the first quarter of 2024 decreased by 13.1% compared to the same period in the prior year, primarily due to lower activity levels within rental tools. Support Services reported operating income of $3.6 million for the first quarter of 2024 compared to operating income of $6.6 million for the first quarter of 2023. First quarter 2024 Support Services operating profit decreased by $3.0 million compared to the first quarter of the prior year due to lower activity levels and lower revenues over costs that are relatively fixed during the short term.

Cost of revenues. Cost of revenues decreased 9.4% to $276.6 million for the three months ended March 31, 2024, compared to $305.3 million for the three months ended March 31, 2023. Cost of revenues decreased primarily due to reduced expenses consistent with lower activity levels, such as materials and supplies expenses, maintenance and repairs expenses and fuel costs. These costs decreased less than the revenue decrease given the fixed nature of some of these costs, including labor, and the timing of maintenance and repairs. In accordance with Staff Accounting Bulletin (SAB) Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $27.3 million for the first quarter of 2024 compared to $21.8 million for the first quarter of 2023.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $40.1 million for the three months ended March 31, 2024, compared to $42.2 million for the three months ended March 31, 2023, primarily due to a decrease in variable expenses consistent with lower activity levels, partially offset by operating expenses from recently acquired Spinnaker.

Depreciation and amortization. Depreciation and amortization increased 24.4% to $30.0 million for the three months ended March 31, 2024, compared to $24.1 million for the three months ended March 31, 2023. Depreciation and amortization increased due to capital expenditures in the past year, coupled with additional depreciation from the acquisition of Spinnaker.

Gain on disposition of assets, net. Gain on disposition of assets, net was $1.2 million for the three months ended March 31, 2024, compared to a gain on disposition of assets, net of $2.9 million for the three months ended March 31, 2023. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $767 thousand for the three months ended March 31, 2024, compared to $761 thousand for the same period in the prior year.

Interest expense and interest income. Interest expense increased to $234 thousand for the three months ended March 31, 2024, compared to $72 thousand for the three months ended March 31, 2023. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income increased to $3.0 million compared to $1.9 million in the prior year due to a higher average cash balance coupled with higher investment yields.

Income tax provision. Income tax provision was $8.4 million during the three months ended March 31, 2024, compared to $21.7 million tax provision for the same period in 2023. The effective tax rate was 23.4%for the three months ended March 31, 2024,

RPC, INC. AND SUBSIDIARIES

compared to a 23.3% effective tax rate for the three months ended March 31, 2023. The decrease in income tax provision and increase in effective tax rate is primarily related to a decrease in pretax income.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents decreased $11.1 million to $212.2 million as of March 31, 2024, compared to cash and cash equivalents of $223.3 million as of December 31, 2023.

The following table sets forth the historical cash flows for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$56,559	$132,523
Net cash used for investing activities	(49,006)	(61,015)
Net cash used for financing activities	(18,664)	(20,028)

Cash provided by operating activities for the three months ended March 31, 2024, decreased by $76.0 million compared to the three months ended March 31, 2023, primarily due to the decrease in net income. In addition, working capital was a use of cash of $3.9 million in the first quarter of 2024, compared to being a source of cash of $20.1 million in the same period last year. Working capital was a use in the current quarter primarily due to the following: a decrease of $15.2 million in unearned revenue, offset by a net favorable change of $11.3 million in other working capital components comprised primarily of accrued payroll, accounts receivable, accounts payable and taxes receivable. The decrease in unearned revenue was due to the satisfaction of performance obligations that were associated with a customer cash prepayment we received last year. The changes in the other components were mainly due to the timing of payments and receipts.

Cash used for investing activities for the three months ended March 31, 2024, decreased by $12.0 million compared to the three months ended March 31, 2023, primarily due to a decrease in capital expenditures primarily due to the timing of new equipment deliveries and consistent with lower business activity levels.

Cash used for financing activities for the three months ended March 31, 2024, decreased by $1.2 million compared to the three months ended March 31, 2023, primarily due to a decrease in repurchases during 2024 of the Company’s common shares in the open market.

Financial Condition and Liquidity

The Company’s financial condition as of March 31, 2024, remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company’s decisions relating to the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not currently expect to utilize our revolving credit facility to meet these liquidity requirements.

The majority of our cash and cash equivalents are held at a single financial institution and are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). This financial institution is among the largest in the United States and we believe it is a safe place to hold our deposits.

The Company currently has a $100.0 million revolving credit facility that matures in June 2027. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. In the second quarter of 2023, the Company amended the revolving credit facility. Among other matters, the amendment (1) extends the termination date for revolving loans from July 26, 2024 to June 22, 2027, (2) replaces LIBOR with Term SOFR as an interest rate option in connection with revolving loan borrowings and reduces the applicable rate margins by approximately 0.25% at each pricing level, (3) introduces a 1.00% per annum floor for base rate borrowings, (4) permits the issuance of letters of credit in currencies other than U.S. dollars. As of March 31, 2024, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit

RPC, INC. AND SUBSIDIARIES

outstanding relating to self-insurance programs and contract bids totaled $16.4 million; therefore, a total of $83.6 million of the facility was available. The Company was in compliance with the credit facility financial covenants as of March 31, 2024. For additional information with respect to RPC’s facility, see the note titled Notes Payable to Banks of the Consolidated Financial Statements.

Cash Requirements

The Company currently expects capital expenditures to be between $200 million and $250 million in 2024 and to be directed towards both capitalized maintenance of our existing equipment and selected growth opportunities. The Company is allocating capital to maintain the capacity of its pressure pumping fleet to offset anticipated future fleet retirements. During 2023, the Company placed into service a new pressure pumping fleet, replacing existing older equipment sent out for refurbishment. During 2024, the Company will be replacing a Tier 2 diesel fleet with a new Tier 4 dual-fuel fleet. The actual amount of capital expenditures in 2024 will depend primarily on equipment maintenance requirements, expansion opportunities, and equipment delivery schedules.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are probable and reasonably estimable. There are issues that could result in unfavorable outcomes that cannot be currently estimated. See note of the Consolidated Financial Statements titled Commitments and Contingencies for additional information.

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market, including an additional 8,000,000 shares authorized for repurchase by the Board of Directors in the second quarter of 2023. As of March 31, 2024, 12,768,870 shares remained available to be repurchased. During the three months ended March 31, 2024, the Company repurchased 1,010,258 shares in the open market. During the three months ended March 31, 2023, the Company repurchased 1,132,364 shares in the open market. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date. For additional information with respect to RPC’s stock buyback program, see note of the Consolidated Financial Statements titled Cash Paid for Common Stock Purchased and Retired.

On April 23, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable June 10, 2024, to common stockholders of record at the close of business on May 10, 2024. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

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

RELATED PARTY TRANSACTIONS

Marine Products Corporation

In conjunction with the spin-off of its former power boat manufacturing segment conducted through Chaparral Boats, Inc., RPC and Marine Products Corporation (Marine Products) entered into various agreements that define the companies’ relationship. RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products

RPC, INC. AND SUBSIDIARIES

Corporation totaling $324 thousand for the three months ended March 31, 2024, and $306 thousand for the comparable period in 2023.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of or affiliated with certain directors of RPC. The total amounts paid to these affiliated parties were $284 thousand for the three months ended March 31, 2024, and $715 thousand for the three months ended March 31, 2023.

RPC and Marine Products own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $51 thousand for the three months ended March 31, 2024, and $50 thousand for the three months ended March 31, 2023.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023. There have been no significant changes in the critical accounting policies since year-end.

IMPACT OF RECENT ACCOUNTING STANDARDS

See note to the Consolidated Financial Statements titled Recent Accounting Standards for a description of recent accounting standards, including the expected dates of adoption and estimated effects on results of operations and financial condition.

SEASONALITY

Oil and natural gas prices affect demand throughout the oil and natural gas industry, including the demand for the Company’s products and services. The Company’s business depends in large part on the economic conditions of the oil and gas industry, and specifically on the capital expenditures of its customers related to the exploration and production of oil and natural gas. There is a positive correlation between these expenditures and customers’ demand for the Company’s services. As such, when these expenditures fluctuate, customers’ demand for the Company’s services fluctuates as well. These fluctuations depend on the current and projected prices of oil and natural gas and resulting drilling activity and are not seasonal to any material degree.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include, without limitation, statements regarding: our expectations regarding revenue recognition with respect to our contracts with our customers; our ability to continue to monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel; the effect of geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities on our financial results; our strategy of utilizing equipment in unconventional basins; our expectation that capital expenditures will be approximately $250 million during 2024 and our expectation that such expenditures will be directed primarily towards capitalized maintenance of our existing equipment and selected growth opportunities including a new Tier 4 dual-fuel fleet expected to be placed into service during 2024; our plans to continue to pursue international growth opportunities; our belief that international revenues will continue to be less than ten percent of our consolidated revenues in the foreseeable future; our belief that current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity and can be impacted by economic developments as well as geopolitical disruptions, such as the continuing conflicts in the Middle East as well as Russia and Ukraine; our belief that oil prices remain at or above levels sufficient to motivate our customers to maintain drilling and completion activities; our belief that the

RPC, INC. AND SUBSIDIARIES

majority of the U.S. domestic rig count remains directed towards oil; our belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term; our belief that natural gas-directed drilling will increase in the future because of favorable long-term market dynamics and our belief that this projected higher demand should drive increased activity in most of the basins in which we operate; our plans to continue to monitor the market for our services and the competitive environment including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets; our belief that the growing efficiency with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market; our belief that most of the feasible efficiency gains have been realized and that a number of our smaller competitors have ceased operations; our plans to continue to maintain and upgrade our current fleet capacity of revenue-producing equipment; our plans to remain highly disciplined for about adding new incremental revenue-producing equipment capacity and to expand only when we believe the projected financial returns of such capital expenditures meet our financial return criteria; our intent with respect to adding incremental pressure pumping capacity to the industry given the oversupplied nature of oilfield services; our plans to allocate capital to maintain the capacity of our pressure pumping fleet to offset anticipated fleet requirements; our plans to replace a Tier 2 diesel fleet with a recently ordered Tier 4 dual-fleet; the strength of our financial condition; our plans with respect to our stock buyback program; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our belief that we will not need our revolving credit facility to meet our liquidity requirements; our expectations to continue to pay cash dividends to common stockholders, subject to industry conditions and our earnings, financial condition and other relevant factors; our belief that if inflation in the general economic increases, our costs for equipment, materials and labor could increase as well; our belief that increases in activity in the domestic oilfield can cause upward pressures in the labor markets from which it hires employees, especially if employment in the general economy increases; our belief that activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide our services to our customers; the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition; and the impact of lawsuits, legal proceedings and claims on our financial position and results of operation.

Such forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the volatility of oil and natural gas prices; our concentration of customers in the energy industry and periodic downturns; our business depends on capital spending by our customers, many of whom rely on outside financing to fund their operations; dependence on our key personnel; our ability to identify or complete acquisitions; our ability to attract and retain skilled workers; some of our equipment and several types of materials used in providing our services are available from a limited number of suppliers; whether outside financing is available or favorable to us; increasing expectations from customers, investors and other stakeholders regarding our environmental, social and governance practices; our compliance with regulations and environmental laws; the combined impact of the OPEC disputes and the COVID-19 pandemic on our operating results; possible declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services; the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, including the current conflict involving Israel and the Gaza Strip, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico; competition in the oil and gas industry; the Company’s ability to implement price increases; the potential impact of possible future regulations on hydraulic fracturing on our business; risks of international operations; reliance on large customers; our operations rely on digital systems and processes that are subject to cyber-attacks or other threats; and our cash and cash equivalents are held primarily at a single financial institution. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of March 31, 2024, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, March 31, 2024 (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting – There were no changes in the Company’s internal control over financial reporting during the first quarter of 2024 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

RPC is involved in litigation from time to time in the ordinary course of its business. RPC does not believe that the outcome of such litigation will have a material adverse effect on the financial position or results of operations of RPC.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2024 to January 31, 2024	320,255	(1)	$7.26	—	13,779,128
February 1, 2024 to February 29, 2024	399,947	(2)	7.38	399,947	13,379,181
March 1, 2024 to March 31, 2024	613,068	(2)	7.47	610,311	12,768,870
Total	1,333,270		$7.39	1,010,258	12,768,870
(1)	Represent shares repurchased by the Company in connection with taxes related to vesting of certain restricted shares.

RPC, INC. AND SUBSIDIARIES

(2)	The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market, including an additional 8,000,000 shares authorized for repurchase by the Board of Directors in the second quarter of 2023. As of March 31, 2024, 12,768,870 shares remained available to be repurchased. During the three months ended March 31, 2024, there were 1,010,258 shares purchased in the open market.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. effective October 26, 2021 (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2021).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Ben M. Palmer
Date: April 25, 2024	Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael L. Schmit
Date: April 25, 2024	Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)