Form 10-Q
period 2024-06-30
RPC INC
filed 2024-07-25
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 19, 2024, RPC, Inc. had 215,008,964 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024, AND DECEMBER 31, 2023

(In thousands, except share and par value data)

	June 30,	December 31,
	2024	2023
ASSETS	(Unaudited)	Note 1
Cash and cash equivalents	$261,516	$223,310
Accounts receivable, net of allowance for credit losses of $6,753 in 2024 and $7,109 in 2023	303,074	324,915
Inventories	113,426	110,904
Income taxes receivable	8,253	52,269
Prepaid expenses	8,155	12,907
Other current assets	2,551	2,768
Total current assets	696,975	727,073
Property, plant and equipment, less accumulated depreciation of $846,596 in 2024 and $810,933 in 2023	500,492	435,139
Operating lease right-of-use assets	22,902	24,537
Finance lease right-of-use assets	4,534	1,036
Goodwill	50,824	50,824
Other intangibles, net	11,880	12,825
Retirement plan assets	29,613	26,772
Other assets	8,026	8,639
Total assets	$1,325,246	$1,286,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$100,276	$85,036
Accrued payroll and related expenses	26,503	30,956
Accrued insurance expenses	5,754	5,340
Accrued state, local and other taxes	5,608	4,461
Income taxes payable	303	275
Unearned revenue	—	15,743
Current portion of operating lease liabilities	6,513	7,367
Current portion of finance lease liabilities and finance obligations	3,828	375
Accrued expenses and other liabilities	2,319	2,304
Total current liabilities	151,104	151,857
Long-term accrued insurance expenses	11,316	10,202
Retirement plan liabilities	24,577	23,724
Deferred income taxes	57,958	51,290
Long-term operating lease liabilities	17,308	18,600
Long-term finance lease liabilities	690	819
Other long-term liabilities	2,537	7,840
Total liabilities	265,490	264,332
Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 215,008,964 and 215,026,458 shares issued and outstanding in 2024 and 2023, respectively	21,501	21,502
Capital in excess of par value	—	—
Retained earnings	1,040,790	1,003,380
Accumulated other comprehensive loss	(2,535)	(2,369)
Total stockholders’ equity	1,059,756	1,022,513
Total liabilities and stockholders’ equity	$1,325,246	$1,286,845

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024, AND 2023

(In thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$364,153	$415,858	$741,986	$892,526
COSTS AND EXPENSES:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	262,284	265,786	538,893	571,036
Selling, general and administrative expenses	37,406	43,604	77,491	85,801
Pension settlement charges	—	911	—	18,286
Depreciation and amortization	32,333	26,203	62,337	50,328
Gain on disposition of assets, net	(3,338)	(3,015)	(4,552)	(5,951)
Operating income	35,468	82,369	67,817	173,026
Interest expense	(99)	(73)	(333)	(145)
Interest income	3,343	2,698	6,308	4,553
Other income, net	732	631	1,499	1,392
Income before income taxes	39,444	85,625	75,291	178,826
Income tax provision	7,025	20,612	15,405	42,289
Net income	$32,419	$65,013	$59,886	$136,537

Earnings per share
Basic	$0.15	$0.30	$0.28	$0.63
Diluted	$0.15	$0.30	$0.28	$0.63
Dividends paid per share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024, AND 2023

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$32,419	$65,013	$59,886	$136,537
Other comprehensive income:
Pension settlement and adjustment, net of tax	—	576	—	17,254
Foreign currency translation	(53)	439	(166)	423
Comprehensive income	$32,366	$66,028	$59,720	$154,214

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024, AND 2023

(In thousands)

(Unaudited)

	Six months ended June 30, 2024
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2023	215,026	$21,502	$—	$1,003,380	$(2,369)	$1,022,513
Stock issued for stock incentive plans, net	652	65	1,861	—	—	1,926
Stock purchased and retired	(1,331)	(133)	(1,861)	(7,888)	—	(9,882)
Net income	—	—	—	27,467	—	27,467
Dividends	—	—	—	(8,621)	—	(8,621)
Foreign currency translation	—	—	—	—	(113)	(113)
Balance, March 31, 2024	214,347	$21,434	$—	$1,014,338	$(2,482)	$1,033,290
Stock issued for stock incentive plans, net	662	67	2,615	—	—	2,682
Stock purchased and retired	—	—	(2,615)	2,615	—	—
Net income	—	—	—	32,419	—	32,419
Dividends	—	—	—	(8,582)	—	(8,582)
Foreign currency translation	—	—	—	—	(53)	(53)
Balance, June 30, 2024	215,009	$21,501	$—	$1,040,790	$(2,535)	$1,059,756

	Six months ended June 30, 2023
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2022	216,609	$21,661	$—	$856,013	$(19,939)	$857,735
Stock issued for stock incentive plans, net	1,149	115	1,687	—	—	1,802
Stock purchased and retired	(1,388)	(139)	(1,687)	(9,523)	—	(11,349)
Net income	—	—	—	71,524	—	71,524
Dividends	—	—	—	(8,679)	—	(8,679)
Pension adjustment, net of taxes	—	—	—	—	16,678	16,678
Foreign currency translation	—	—	—	—	(16)	(16)
Balance, March 31, 2023	216,370	$21,637	$—	$909,335	$(3,277)	$927,695
Stock issued for stock incentive plans, net	40	4	2,312	—	—	2,316
Stock purchased and retired	(1)	—	(2,312)	2,310	—	(2)
Net income	—	—	—	65,013	—	65,013
Dividends	—	—	—	(8,635)	—	(8,635)
Pension adjustment, net of taxes	—	—	—	—	576	576
Foreign currency translation	—	—	—	—	439	439
Balance, June 30, 2023	216,409	$21,641	$—	$968,023	$(2,262)	$987,402

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024, AND 2023

(In thousands)

(Unaudited)

	Six months ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$59,886	$136,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,337	50,328
Stock-based compensation expense	4,608	4,118
Gain on disposition of assets, net	(4,552)	(5,951)
Gain due to benefit plan financing arrangement	(1,151)	—
Deferred income tax provision	6,668	4,401
Pension settlement charges	—	18,286
Other non-cash adjustments	193	242
Decrease (increase) in assets:
Accounts receivable	21,716	23,017
Income taxes receivable	44,016	(10,745)
Inventories	(2,648)	(7,001)
Prepaid expenses	4,750	3,327
Other current assets	75	(297)
Other non-current assets	(792)	(833)
Increase (decrease) in liabilities:
Accounts payable	11,760	(30,646)
Income taxes payable	28	(95)
Unearned revenue	(15,743)	—
Accrued payroll and related expenses	(4,429)	(7,075)
Accrued insurance expenses	414	1,933
Accrued state, local and other taxes	1,147	2,121
Other accrued expenses	(4,562)	(2,938)
Pension and retirement plan liabilities	853	(5,068)
Long-term accrued insurance expenses	1,114	2,491
Other long-term liabilities	(1,201)	1,406
Net cash provided by operating activities	184,487	177,558

INVESTING ACTIVITIES
Capital expenditures	(127,799)	(104,488)
Proceeds from sale of assets	8,883	8,688
Purchase of business - advance	—	(78,982)
Proceeds from benefit plan financing arrangement	2,380	—
Re-investment in benefit plan financing arrangement	(2,380)	—
Net cash used for investing activities	(118,916)	(174,782)

FINANCING ACTIVITIES
Payment of dividends	(17,203)	(17,314)
Cash paid for common stock purchased and retired	(9,858)	(11,351)
Cash paid for finance lease and finance obligations	(304)	—
Net cash used for financing activities	(27,365)	(28,665)

Net increase (decrease) in cash and cash equivalents	38,206	(25,889)
Cash and cash equivalents at beginning of period	223,310	126,424
Cash and cash equivalents at end of period	$261,516	$100,535

Supplemental cash flows disclosure:
Income tax (refund) payments, net	$(33,403)	$48,553
Interest paid	$84	$83
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$12,494	$12,769

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

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

2. RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Standards Not Yet Adopted:

Accounting Standards Update (ASU) No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: These amendments require an entity to disclose the title and position of the Chief Operating Decision Maker (CODM) and the significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. These amendments are effective for annual disclosures beginning in 2024 and interim disclosures beginning in the first quarter of 2025, with early adoption permitted. These amendments are effective retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures: These amendments require an entity to include consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid, disaggregated by jurisdiction. These amendments are effective for annual disclosures beginning in 2025, with early adoption permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

Securities and Exchange Commission (SEC) Final Rules: Climate related Disclosure: The SEC adopted final rules designed to enhance public company disclosures related to the risks and impacts of climate-related matters. The new rules require disclosures relating to climate-related risks and risk management as well as the board and management’s governance of such risks. In addition, the rules include requirements to disclose the financial effects of severe weather events and other natural conditions in the audited financial statements and disclose information about greenhouse gas emissions, which will be subject to a phased-in assurance requirement. On April 4, 2024, the SEC stayed its climate disclosure rules to “facilitate the orderly judicial resolution” of pending legal challenges. If litigation is resolved in favor of the SEC, a majority of the final rules are effective for RPC beginning in the year 2026.

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

The following table provides unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2023.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Revenues	$364,153	$442,815	$741,986	$944,283
Net income	32,419	69,585	59,886	145,682

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Technical Services

●Includes pressure pumping, downhole tools services, coiled tubing, cementing, nitrogen, snubbing and other oilfield related services including wireline, well control, fishing, and water management.

Support Services

●Rental tools – RPC rents tools to its customers for use with onshore and offshore oil and gas well drilling, completion and workover activities.
●Other support services include oilfield pipe inspection services, pipe management and pipe storage and well control training.

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

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net in the accompanying Consolidated Balance Sheets and are shown below:

	June 30,	December 31,
(in thousands)	2024	2023
Unbilled trade receivables	$76,271	$59,831

Substantially all of the unbilled trade receivables disclosed were, or are expected to be, invoiced during the following quarter.

Unearned revenue

Contract liabilities represent payments received in advance of satisfying the Company’s performance obligation and are recognized over time as the service is performed. All of the $15.7 million recorded as unearned revenue as of December 31, 2023 has been recognized as revenues during the six months ended June 30, 2024.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. DEPRECIATION AND AMORTIZATION

Depreciation and amortization disclosed in the Consolidated Statements of Operations related to the following components:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenues	$29,524	$23,879	$56,844	$45,659
Selling, general and administrative expenses	2,809	2,324	5,493	4,669
Total	$32,333	$26,203	$62,337	$50,328

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Net income available for stockholders	$32,419	$65,013	$59,886	$136,537
Less: Adjustments for earnings attributable to participating securities	(533)	(1,056)	(953)	(2,193)
Net income used in calculating earnings per share	$31,886	$63,957	$58,933	$134,344

Weighted average shares outstanding (including participating securities)	214,844	216,398	214,922	216,762
Adjustment for participating securities	(3,603)	(3,584)	(3,457)	(3,544)
Shares used in calculating basic and diluted earnings per share	211,241	212,814	211,465	213,218

7.    STOCK-BASED COMPENSATION

The Company has issued various forms of stock incentives, including incentive and non-qualified stock options, time-lapse restricted shares and performance share unit awards under its Stock Incentive Plans to officers, selected employees and non-employee directors. The Company’s 2014 Stock Incentive Plan expired in April 2024. At the April 23, 2024, annual meeting of stockholders, the 2024 Stock Incentive Plan reserving 8,000,000 shares for the issuance of share-based payment awards described above was approved. As of June 30, 2024, there were 7,324,824 shares available for grant under the Company’s 2024 Stock Incentive Plan.

During the second quarter of 2024, the Company issued time-lapse restricted shares to its officers and other selected employees that will vest ratably over a period of three years. The Company had previously issued time-lapse restricted shares to certain other selected employees in the first quarter of 2024 with the same vesting provisions as the current quarter. Also, during the second quarter of 2024, officers and selected employees were granted performance share unit awards that vest at different levels based on pre-established financial performance targets with a modifier for stock performance based on total shareholder return. The grant date fair value of the awards was determined with the assistance of a third-party specialist based on a range of potential outcomes relative to the market condition. The Company periodically evaluates the portion of performance share unit awards that are probable to vest and updates compensation expense accruals accordingly. In accordance with the terms of their Director Compensation Program, equity grants in the form of fully vested Company shares totaling approximately $400 thousand were awarded to all non-employee directors, in the second quarter of 2024.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.    BUSINESS SEGMENT INFORMATION

RPC’s reportable segments are the same as its operating segments. RPC manages its business under Technical Services and Support Services. Technical Services is comprised of service lines that generate revenue based on equipment, personnel or materials at the well site and are closely aligned with completion and production activities of our customers. Support Services is comprised of service lines which generate revenue from services and tools offered off the well site and are more closely aligned with the customers’ drilling activities. Selected overhead including certain centralized support services and regulatory compliance are classified as Corporate.

Technical Services consists primarily of pressure pumping, downhole tools, coiled tubing, cementing, snubbing, nitrogen, well control, wireline, fishing and water management. The services offered under Technical Services are high capital and personnel intensive businesses. The Company considers all of these services to be closely integrated oil and gas well servicing businesses and makes resource allocation and performance assessment decisions based on this operating segment as a whole across these various services.

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

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Technical Services:
Pressure Pumping	$147,156	$209,820	$323,412	$474,621
Downhole Tools	100,670	101,589	194,464	208,993
Coiled Tubing	38,984	38,355	72,152	78,421
Cementing	28,038	6,019	55,789	12,264
Nitrogen	8,346	12,719	17,896	24,816
Snubbing	5,278	7,672	10,134	14,763
All other	13,012	13,844	24,031	28,131
Total Technical Services	341,484	390,018	697,878	842,009

Support Services:
Rental Tools	17,422	18,334	33,396	36,010
All other	5,247	7,506	10,712	14,507
Total Support Services	22,669	25,840	44,108	50,517

Total revenues	$364,153	$415,858	$741,986	$892,526

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes revenues for the United States and separately for all international locations combined for the three and six months ended June 30, 2024, and 2023. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10% of RPC’s consolidated assets, and therefore are not presented.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
United States revenues	$353,478	$409,431	$721,416	$878,818
International revenues	10,675	6,427	20,570	13,708
Total revenues	$364,153	$415,858	$741,986	$892,526

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

Summarized financial information with respect RPC’s reportable segments for the three and six months ended June 30, 2024, and 2023 are shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Revenues:
Technical Services	$341,484	$390,018	$697,878	$842,009
Support Services	22,669	25,840	44,108	50,517
Total revenues	$364,153	$415,858	$741,986	$892,526
Operating income:
Technical Services	$30,198	$77,017	$62,154	$180,550
Support Services	4,379	7,920	7,978	14,564
Corporate expenses	(2,447)	(4,672)	(6,867)	(9,753)
Pension settlement charges	—	(911)	—	(18,286)
Gain on disposition of assets, net	3,338	3,015	4,552	5,951
Total operating income	35,468	82,369	67,817	173,026
Interest expense	(99)	(73)	(333)	(145)
Interest income	3,343	2,698	6,308	4,553
Other income, net	732	631	1,499	1,392
Income before income taxes	$39,444	$85,625	$75,291	$178,826

As of and for the six months ended	Technical	Support
June 30, 2024	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$56,522	$5,777	$38	$62,337
Capital expenditures	115,217	10,920	1,662	127,799
Identifiable assets	914,418	81,375	329,453	1,325,246

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of and for the six months ended	Technical	Support
June 30, 2023	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$45,580	$4,723	$25	$50,328
Capital expenditures	97,317	5,285	1,886	104,488
Identifiable assets	853,837	87,972	286,379	1,228,188

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Six months ended June 30,	2024	2023
(in thousands)
Beginning balance	$7,109	$7,078
Provision for current expected credit losses	294	1,678
Write-offs	(673)	(2,300)
Recoveries collected (net of expenses)	23	118
Ending balance	$6,753	$6,574

10.    INVENTORIES

Inventories consist of (i) raw materials and supplies that are consumed providing services to the Company’s customers, (ii) spare parts for equipment used in providing these services and (iii) components and attachments for manufactured equipment used in providing services. In the table below, spare parts and components are included as part of raw materials and supplies; tools that are assembled using components are reported as finished goods. Inventories are recorded at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method or the weighted average cost method.

	June 30,	December 31,
(in thousands)	2024	2023
Raw materials and supplies	$110,853	$109,872
Finished goods	2,573	1,032
Ending balance	$113,426	$110,904

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. OTHER INTANGIBLES, NET

Intangible assets are amortized over their legal or estimated useful life. The following table provides a summary of the gross carrying value and accumulated amortization by each major intangible class as of June 30, 2024, and December 31, 2023:

	June 30, 2024		December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived Intangibles:
Customer relationships	$10,000	$(1,000)	$10,000	$(500)
Trade names and trademarks	3,519	(639)	3,519	(479)
Software licenses	2,202	(2,202)	2,202	(1,917)
Patents and technology	300	(300)	300	(300)
	$16,021	$(4,141)	$16,021	$(3,196)

Amortization expense for each of the periods presented follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Amortization of finite-lived intangible assets	$422	$201	$945	$401

Estimated amortization expense based on balances as of June 30, 2024, were as follows: $778 thousand for the remainder of 2024; $1.3 million for the years 2025 to 2029.

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

13.     RETIREMENT PLANS

The Company’s multiemployer Retirement Income Plan (Plan), a trusteed defined benefit pension plan, was fully terminated in 2023. Amounts related to the three and six months ended June 30, 2023 is disclosed below:

	Three months ended	Six months ended
(in thousands)	June 30 2023,	June 30 2023,
Interest cost	$1	$41	(1)
Amortization of net losses	4	224	(1)
Settlement loss	911	18,286
Net periodic benefit cost	$916	$18,551
(1)	Reported as part of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (SERP). The Company maintains certain securities primarily in mutual funds and company-owned

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

life insurance policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling $29.6 million as of June 30, 2024, and $26.8 million as of December 31, 2023. Trading gains related to the SERP assets totaled $425 thousand during the three months ended June 30, 2024, compared to trading gains of $808 thousand during the three months ended June 30, 2023. Trading gains related to the SERP assets totaled $1.7 million during the six months ended June 30, 2024, compared to trading gains of $1.2 million during the six months ended June 30, 2023. The SERP assets are reported in non-current Other assets in the accompanying Consolidated Balance Sheets and changes in the fair value of these assets are reported in the accompanying Consolidated Statements of Operations as compensation cost in Selling, general and administrative expenses.

During the second quarter of 2024, the Company recorded tax-free gains of $1.2 million related to Company-owned life insurance policy claims; these gains have been recorded as an adjustment to compensation cost within selling, general and administrative expenses in the consolidated statements of operations. Claim proceeds received totaling $2.4 million have been reinvested into mutual funds held as SERP assets and disclosed as part of the investing activities section in the Consolidated Statements of Cashflows.

The SERP liabilities include participant deferrals, net of distributions, and are stated at fair value of approximately $24.6 million as of June 30, 2024, and $23.7 million as of December 31, 2023. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Retirement plan liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities was the result of an increase of $454 thousand due to unrealized gains on participant balances during the three months ended June 30, 2024, compared to an increase of $872 thousand due to unrealized gain on participant deferrals during the three months ended June 30, 2023. Changes in the fair value of the SERP liabilities resulted in unrealized gains of $1.7 million during the six months ended June 30, 2024, compared to unrealized gains of $1.3 million during the six months ended June 30, 2023.

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

As of June 30, 2024, the Company was in compliance with all covenants.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, the Company pays an annual fee ranging from 0.20% to 0.30%, based on a quarterly consolidated leverage ratio calculation, on the unused portion of the credit facility.

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.7 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining unamortized balance of approximately $219 thousand as of June 30, 2024, is classified as part of non-current Other assets.

As of June 30, 2024, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.6 million; therefore, a total of $83.4 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Interest incurred	$74	$61	$147	$120
Interest paid	42	42	84	83

15.  INCOME TAXES

The Company generally determines its periodic income tax expense or benefit based upon the current period income or loss and the annual estimated tax rate for the Company adjusted for discrete items including changes to prior period estimates. In certain instances, the Company uses the discrete method when it believes the actual year-to-date effective rate provides a more reliable estimate of its income tax rate for the period. The estimated tax rate is revised, if necessary, at the end of each successive interim period to the Company’s current annual estimated tax rate.

For the three months ended June 30, 2024, the effective rate reflects a provision of 17.8% compared to a provision of 24.1% for the comparable period in the prior year. For the six months ended June 30, 2024, the effective rate reflects a provision of 20.5% compared to a provision of 23.6% for the comparable period in the prior year. The decrease in the 2024 effective tax rate is primarily due to favorable discrete adjustments resulting from the expiration of statute limitations and refunds received.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Trading securities are comprised of the SERP assets, as described in the note titled Retirement Plans, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance or investment company. Significant observable inputs, in addition to quoted market prices, were used to value the equity securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended June 30, 2024, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at June 30, 2024 and December 31, 2023. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in the note titled Notes Payable to Banks. The Company is subject to interest rate risk, to the extent there are outstanding borrowings on the variable component of the interest rate.

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

17.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

	Foreign
	Currency
(in thousands)	Translation	Total
Balance at December 31, 2023	$(2,369)	$(2,369)
Change during the period:
Before-tax amount	(166)	(166)
Balance at June 30, 2024	$(2,535)	$(2,535)

		Foreign
	Pension	Currency
(in thousands)	Adjustment	Translation	Total
Balance at December 31, 2022	$(17,307)	$(2,632)	$(19,939)
Change during the period:
Before-tax amount	3,897	423	4,320
Tax expense	(896)	—	(896)
Pension settlement charges, net of taxes	14,080		14,080
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	173	—	173
Total activity for the period	17,254	423	17,677
Balance at June 30, 2023	$(53)	$(2,209)	$(2,262)
(1)	Reported as part of Selling, general and administrative expenses.

18. CASH PAID FOR COMMON STOCK PURCHASED AND RETIRED

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market, including an additional 8,000,000 shares authorized for repurchase by the Board of Directors in the second quarter of 2023. During the three months ended June 30, 2024, there were no shares repurchased by the Company in the open market. As of June 30, 2024, there were 12,768,870 shares remaining available to be repurchased. The program does not have a preset expiration date. Repurchases of shares of the Company’s common stock may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, general market and

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.

Shares purchased for withholding taxes represent taxes due upon vesting of time-lapse restricted shares granted to employees. Total share repurchases for 2024 and 2023 year to date are detailed below:

	Six months ended			Six months ended
	June 30, 2024			June 30, 2023
	No. of shares	Avg. price	Total cost	No. of shares	Avg. price	Total cost
Shares purchased for withholding taxes	323,012	$7.26	$2,346,420	256,309	$9.24	$2,367,178
Open market purchases	1,010,258	7.44	7,511,602	1,132,364	7.93	8,983,973
Total	1,333,270	$7.39	$9,858,022	1,388,673	$8.17	$11,351,151

19. SUBSEQUENT EVENTS

On July 23, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable September 10, 2024, to common stockholders of record at the close of business on August 9, 2024.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also Forward-Looking Statements on page 26.

RPC, Inc. (RPC or the Company) provides a broad range of specialized oilfield services primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of Mexico, mid-continent, southwest, Rocky Mountain and Appalachian regions, and in selected international locations. The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells. We continuously monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel. Our financial results are affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, other shifting trends in our industry, and our customers’ drilling and production activities.

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, is incorporated herein by reference. In 2024, the Company’s strategy of utilizing equipment in unconventional basins has continued. During the six months ended June 30, 2024, capital expenditures totaled $129.2 million, primarily for capitalized maintenance and upgrades of our existing equipment, coupled with a new Tier 4 dual-fuel fleet that was placed into service during the second quarter of 2024. We currently expect capital expenditures to be between $200 million and $250 million during 2024 and to be directed primarily towards capitalized maintenance of our existing equipment and selected growth opportunities.

During the second quarter of 2024, total revenues of $364.2 million decreased by $51.7 million or 12.4% compared to the same period in the prior year. The decrease in revenues is primarily due to lower pressure pumping activity levels and more competitive pricing, partially offset by revenues from the Company’s acquisition of Spinnaker. Pressure pumping remains highly competitive. Management believes the industry continues to be over-supplied, with frac fleets from gassy basins moving into the Permian over the past year and efficiency gains that are consistently adding pump hour capacity to the industry. These challenges have resulted in lower activity, asset utilization, and lower pricing. International revenues represented 2.9% of total revenues in the second quarter of 2024 compared to 1.5% in the same period of the prior year. We believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the foreseeable future.

Cost of revenues decreased to $262.3 million in the second quarter of 2024 from $265.8 million in the same period in the prior year. The decrease was primarily due to reduced expenses consistent with lower activity levels, such as materials and supplies expenses, maintenance and repairs expenses and fuel costs. These costs decreased less than the revenue decrease given the fixed nature of some of these costs, including labor, and the timing of maintenance and repairs.

Selling, general and administrative expenses decreased to $37.4 million in the second quarter of 2024 from $43.6 million in the second quarter of 2023 primarily due to a decrease in variable expenses consistent with lower activity levels, coupled with a decrease in legal-related costs due to the settlement of a vendor dispute in the second quarter of 2023, partially offset by operating expenses from the Spinnaker acquisition.

Income before income taxes was $39.4 million for the three months ended June 30, 2024, compared to $85.6 million during the same period of 2023. Diluted earnings per share were $0.15 for the three months ended June 30, 2024, compared to $0.30 per share in the same period of 2023. Net cash provided by operating activities increased to $184.5 million for the six months ended June 30, 2024, compared to $177.6 million in the same period of 2023 primarily due to favorable changes in working capital due primarily to a $52.8 million federal tax refund received during the second quarter of 2024, partially offset by a decrease in net income during the first six months of 2024 compared to the same period in the prior year.

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

The majority of the U.S. domestic rig count remains directed towards oil. During the second quarter of 2024, approximately 82% of the U.S. domestic rig count was directed towards oil, slightly above the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. However, we believe that natural gas-directed drilling will increase in the future because of favorable long-term market dynamics. This projected higher demand for natural gas should drive increased activity in most of the basins in which RPC operates.

We continue to monitor the market for our services and the competitive environment, including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets. The growing efficiency in recent years with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market.

We have selectively upgraded our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection. RPC continues to maintain and upgrade our current fleet capacity of revenue-producing equipment. We intend to remain highly disciplined about investing in new incremental revenue-producing equipment capacity and will only make such investments if we believe the projected financial returns of such capital expenditures meet our financial return criteria. Furthermore, the Company does not intend to add incremental pressure pumping capacity to the industry given the oversupplied nature of oilfield services mentioned above. The Company is allocating capital to maintain the capacity of our pressure pumping fleet to offset anticipated future fleet retirements and is evaluating future investments and options to further transition our asset base toward dual-fuel or electric equipment. During the second quarter of 2024, the Company replaced a Tier 2 diesel fleet with a new Tier 4 dual-fuel fleet.

Effective July 1, 2023, the Company acquired Spinnaker Oilwell Services, LLC (Spinnaker), a leading provider of oilfield cementing services in the Permian and Mid-Continent basins. The acquisition of Spinnaker expanded RPC’s legacy cementing business in South Texas to basins in which we currently provide other services. See the note titled Business Acquisition for additional information.

Results of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Consolidated revenues [in thousands]	$364,153	$415,858	$741,986	$892,526
Revenues by business segment [in thousands]:
Technical	$341,484	$390,018	$697,878	$842,009
Support	22,669	25,840	44,108	50,517

Consolidated operating income [in thousands]	$35,468	$82,369	$67,817	$173,026
Operating income (loss) by business segment [in thousands]:
Technical	$30,198	$77,017	$62,154	$180,550
Support	4,379	7,920	7,978	14,564
Corporate	(2,447)	(4,672)	(6,867)	(9,753)
Pension settlement charges	—	(911)	—	(18,286)
Gain on disposition of assets, net	3,338	3,015	4,552	5,951

Average U.S. domestic rig count	603	719	613	740
Average natural gas price (per thousand cubic feet (mcf))	$2.07	$2.16	$2.11	$2.41
Average oil price (per barrel)	$81.78	$73.54	$79.62	$74.76

RPC, INC. AND SUBSIDIARIES

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THREE MONTHS ENDED JUNE 30, 2023

Revenues. Revenues of $364.2 million for the three months ended June 30, 2024, decreased 12.4% compared to the three months ended June 30, 2023. The decrease in revenues is primarily due to lower pressure pumping activity levels and competitive pricing, partially offset by financial results from the Company’s acquisition of Spinnaker. While pressure pumping revenues showed the most significant decline in the business, several service lines were stable or increased compared to the prior year period.

During the second quarter of 2024, the average price of oil was 11.2% higher but the average price of natural gas was 4.2% lower, both as compared to the same period in the prior year. The average domestic rig count (Source: Baker Hughes, Inc.) for the three months ended June 30, 2024, was 16.1% lower than the same period in 2023.

The Technical Services segment revenues for the second quarter of 2024 decreased by 12.4% compared to the same period of the prior year due primarily to a decrease in Pressure Pumping revenues due to lower industry activity and more competitive pricing, partially offset by financial results from the Company’s recent acquisition of Spinnaker. Technical Services reported operating income of $30.2 million during the second quarter of 2024 compared to operating income of $77.0 million in the second quarter of 2023. The decrease in Technical Services operating income was primarily due to lower activity levels and pricing in pressure pumping, and the related negative leverage of fixed costs, particularly labor. Support Services segment revenues for the second quarter of 2024 decreased by 12.3% compared to the same period in the prior year, primarily due to lower activity levels within rental tools. Support Services reported operating income of $4.4 million for the second quarter of 2024 compared to operating income of $7.9 million for the second quarter of 2023. Second quarter 2024 Support Services operating profit decreased by $3.5 million compared to the second quarter of the prior year due to lower activity levels and lower revenues over costs that are relatively fixed during the short term.

Cost of revenues. Cost of revenues decreased 1.3% to $262.3 million for the three months ended June 30, 2024, compared to $265.8 million for the three months ended June 30, 2023. Cost of revenues decreased primarily due to reduced expenses consistent with lower activity levels, such as materials and supplies expenses, maintenance and repairs expenses and fuel costs. These costs decreased less than the revenue decrease given the fixed nature of some of these costs, including labor, and the timing of maintenance and repairs. In accordance with Staff Accounting Bulletin (SAB) Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $29.5 million for the second quarter of 2024 compared to $23.9 million for the second quarter of 2023.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $37.4 million for the three months ended June 30, 2024, compared to $43.6 million for the three months ended June 30, 2023, primarily due to a decrease in variable expenses consistent with lower activity levels, coupled with a decrease in legal-related costs due to the settlement of a vendor dispute in the second quarter of 2023, partially offset by operating expenses from the Spinnaker acquisition.

Depreciation and amortization. Depreciation and amortization increased 23.4% to $32.3 million for the three months ended June 30, 2024, compared to $26.2 million for the three months ended June 30, 2023. Depreciation and amortization increased due to capital expenditures in the past year, coupled with additional depreciation from the acquisition of Spinnaker.

Gain on disposition of assets, net. Gain on disposition of assets, net was $3.3 million for the three months ended June 30, 2024, compared to a gain on disposition of assets, net of $3.0 million for the three months ended June 30, 2023. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $732 thousand for the three months ended June 30, 2024, compared to $631 thousand for the same period in the prior year.

Interest expense and interest income. Interest expense increased to $99 thousand for the three months ended June 30, 2024, compared to $73 thousand for the three months ended June 30, 2023. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income increased to $3.3 million compared to $2.7 million in the prior year due to a higher average cash balance coupled with higher investment yields.

Income tax provision. Income tax provision was $7.0 million during the three months ended June 30, 2024, compared to $20.6 million tax provision for the same period in 2023. The effective tax rate was 17.8% for the three months ended June 30, 2024,

RPC, INC. AND SUBSIDIARIES

compared to 24.1% for the three months ended June 30, 2023. The decrease in the 2024 effective tax rate is primarily due to favorable discrete adjustments resulting from the expiration of statute limitations and interest on refunds received.

SIX MONTHS ENDED JUNE 30, 2024, COMPARED TO SIX MONTHS ENDED JUNE 30, 2023

Revenues. Revenues of $742.0 million for the six months ended June 30, 2024, decreased 16.9% compared to the six months ended June 30, 2023. The decrease in revenues is primarily due to lower industry activity levels across service lines and competitive pricing, partially offset by financial results from the Company’s recent acquisition of Spinnaker.

During the first six months of 2024, the average price of oil was 6.5% higher but the average price of natural gas was 12.4% lower, both as compared to the same period in the prior year. The average domestic rig count (Source: Baker Hughes, Inc.) for the six months ended June 30, 2024, was 17.2% lower than the same period in 2023.

The Technical Services segment revenues for the first six months of 2024 decreased by 17.1% compared to the same period of the prior year due primarily to a decrease in Pressure Pumping revenues, as well as most other service lines, due to lower industry activity and more competitive pricing, partially offset by financial results from the Company’s recent acquisition of Spinnaker. Technical Services reported operating income of $62.2 million during the first six months of 2024 compared to operating income of $180.6 million during the first six months of 2023. The decrease in Technical Services operating income was primarily due to a decrease in pressure pumping activity, competitive pricing and reduced fixed cost absorption. Support Services segment revenues for the first six months of 2024 decreased by 12.7% compared to the same period in the prior year, primarily due to lower activity levels within rental tools. Support Services reported operating income of $8.0 million for the first six months of 2024 compared to operating income of $14.6 million for the first six months of 2023. Support Services operating profit for the first six months of 2024 decreased by $6.6 million compared to the first six months of the prior year due to lower activity levels and lower revenues over costs that are relatively fixed during the short term.

Cost of revenues. Cost of revenues decreased 5.6% to $538.9 million for the six months ended June 30, 2024, compared to $571.0 million for the six months ended June 30, 2023. Cost of revenues decreased primarily due to reduced expenses consistent with lower activity levels, such as materials and supplies expenses, maintenance and repairs expenses and fuel costs. These costs decreased less than the revenue decrease given the fixed nature of some of these costs, including labor, and the timing of maintenance and repairs. In accordance with Staff Accounting Bulletin (SAB) Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $56.8 million for the first six months of 2024 compared to $45.7 million for the first six months of 2023.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $77.5 million for the six months ended June 30, 2024, compared to $85.8 million for the six months ended June 30, 2023, primarily due to a decrease in variable expenses consistent with lower activity levels, coupled with a decrease in legal-related costs due to the settlement of a vendor dispute in the second quarter of 2023, partially offset by operating expenses from the Spinnaker acquisition.

Depreciation and amortization. Depreciation and amortization increased 23.9% to $62.3 million for the six months ended June 30, 2024, compared to $50.3 million for the six months ended June 30, 2023. Depreciation and amortization increased due to capital expenditures in the past year, coupled with additional depreciation from the acquisition of Spinnaker.

Gain on disposition of assets, net. Gain on disposition of assets, net was $4.6 million for the six months ended June 30, 2024, compared to a gain on disposition of assets, net of $6.0 million for the six months ended June 30, 2023. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $1.5 million for the six months ended June 30, 2024, compared to $1.4 million for the same period in the prior year.

Interest expense and interest income. Interest expense increased to $333 thousand for the six months ended June 30, 2024, compared to $145 thousand for the six months ended June 30, 2023. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income increased to $6.3 million compared to $4.6 million in the prior year due to a higher average cash balance coupled with higher investment yields.

RPC, INC. AND SUBSIDIARIES

Income tax provision. Income tax provision was $15.4 million during the six months ended June 30, 2024, compared to $42.3 million tax provision for the same period in 2023. The effective provision rate was 20.5% for the six months ended June 30, 2024, compared to 23.6% effective provision rate for the six months ended June 30, 2023. The decrease in the 2024 effective tax rate is primarily due to favorable discrete adjustments resulting from the expiration of the applicable statute of limitations and interest on refunds received.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents increased $38.2 million to $261.5 million as of June 30, 2024, compared to cash and cash equivalents of $223.3 million as of December 31, 2023.

The following table sets forth the historical cash flows for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$184,487	$177,558
Net cash used for investing activities	(118,916)	(174,782)
Net cash used for financing activities	(27,365)	(28,665)

Cash provided by operating activities for the six months ended June 30, 2024, increased by $6.9 million compared to the six months ended June 30, 2023, primarily due to favorable changes in working capital, partially offset by a decrease in net income. Change in working capital was a source of cash of $56.5 million in the six months ended June 30, 2024, compared to being a use of cash of $28.4 million in the same period last year. Change in working capital was a source of cash in the current quarter primarily due to the following: a decrease of $44.0 million in taxes receivable including a $52.8 million federal tax refund received during the second quarter of 2024, coupled with a $21.7 million decrease in accounts receivable, partially offset by an unfavorable change of $15.7 million in unearned revenue. The decrease in unearned revenue was due to the satisfaction of performance obligations that were associated with a customer cash prepayment we received in 2023. The changes in the other components were mainly due to the timing of payments and receipts.

Cash used for investing activities for the six months ended June 30, 2024, decreased by $55.9 million compared to the six months ended June 30, 2023, primarily due to the advance of cash to fund the purchase of Spinnaker on June 30, 2023, partially offset by an increase in capital expenditures primarily due to the timing of new equipment deliveries. Capital expenditures were $127.8 million for the six months ended June 30, 2024, compared to $104.5 million for the six months ended June 30, 2023.

Cash used for financing activities for the six months ended June 30, 2024, decreased by $1.3 million compared to the six months ended June 30, 2023, primarily due to a decrease in repurchases of the Company’s common shares in the open market.

Financial Condition and Liquidity

The Company’s financial condition as of June 30, 2024, remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company’s decisions relating to the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not currently expect to utilize our revolving credit facility to meet these liquidity requirements.

The majority of our cash and cash equivalents are held at a single financial institution and are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). This financial institution is among the largest in the United States and we believe it is a safe place to hold our deposits.

The Company currently has a $100.0 million revolving credit facility that matures in June 2027. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. In the second quarter of 2023, the Company amended the revolving credit facility. Among other matters, the amendment (1) extends the

RPC, INC. AND SUBSIDIARIES

termination date for revolving loans from July 26, 2024 to June 22, 2027, (2) replaces LIBOR with Term SOFR as an interest rate option in connection with revolving loan borrowings and reduces the applicable rate margins by approximately 0.25% at each pricing level, (3) introduces a 1.00% per annum floor for base rate borrowings, (4) permits the issuance of letters of credit in currencies other than U.S. dollars. As of June 30, 2024, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.4 million; therefore, a total of $83.6 million of the facility was available. The Company was in compliance with the credit facility financial covenants as of June 30, 2024. For additional information with respect to RPC’s facility, see the note titled Notes Payable to Banks of the Consolidated Financial Statements.

Cash Requirements

The Company currently expects capital expenditures to be between $200 million and $250 million in 2024 and to be directed towards both capitalized maintenance of our existing equipment and selected growth opportunities. The Company is allocating capital to maintain the capacity of our pressure pumping fleet to offset anticipated future fleet retirements and is evaluating future investments and options to further transition our asset base toward dual-fuel or electric equipment. During the second quarter of 2024, the Company replaced a Tier 2 diesel fleet with a new Tier 4 dual-fuel fleet. The actual amount of capital expenditures in 2024 will depend primarily on equipment maintenance requirements and equipment delivery schedules.

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

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market, including an additional 8,000,000 shares authorized for repurchase by the Board of Directors in the second quarter of 2023. As of June 30, 2024, 12,768,870 shares remained available to be repurchased. During the three months ended June 30, 2024, there were no shares repurchased by the Company in the open market. During the three months ended June 30, 2023, the Company repurchased 1,132,364 shares in the open market. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date. For additional information with respect to RPC’s stock buyback program, see note of the Consolidated Financial Statements titled Cash Paid for Common Stock Purchased and Retired.

On July 23, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable September 10, 2024, to common stockholders of record at the close of business on August 9, 2024. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices and employ skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide services to the Company’s customers. In recent years, the price of labor and raw materials increased while labor shortages caused by the departure of skilled labor from the domestic oilfield industry in prior years. These cost increases moderated during 2023 but remain high by historical standards.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RPC, INC. AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

Marine Products Corporation

In conjunction with the spin-off of its former power boat manufacturing segment conducted through Chaparral Boats, Inc., RPC and Marine Products Corporation (Marine Products) entered into various agreements that define the companies’ relationship. RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $590 thousand for the six months ended June 30, 2024, and $526 thousand for the comparable period in 2023.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of or affiliated with certain directors of RPC. The total amounts paid to these affiliated parties were $881 thousand for the six months ended June 30, 2024, and $1.1 million for the six months ended June 30, 2023.

RPC and Marine Products own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $100 thousand for each of the six months ended June 30, 2024, and June 30, 2023.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services, trends in the industry, and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include, without limitation, statements regarding: our ability to continue to monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel; the effect of geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities on our financial results; our strategy of utilizing equipment in unconventional basins; our expectation that capital expenditures will be between $200 million and $250 million during 2024 and our expectation that such expenditures will be directed primarily towards capitalized maintenance of our existing equipment and selected growth opportunities: our plans to continue to

RPC, INC. AND SUBSIDIARIES

pursue international growth opportunities; our belief that international revenues will continue to be less than ten percent of our consolidated revenues in the foreseeable future; our belief that current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity and can be impacted by economic developments as well as geopolitical disruptions, such as the continuing conflicts in the Middle East as well as Russia and Ukraine; our belief that oil prices remain at or above levels sufficient to motivate our customers to maintain drilling and completion activities; our belief that the majority of the U.S. domestic rig count remains directed towards oil; our belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term; our belief that natural gas-directed drilling will increase in the future because of favorable long-term market dynamics and our belief that this projected higher demand should drive increased activity in most of the basins in which we operate; our plans to continue to monitor the market for our services and the competitive environment including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets; our belief that the growing efficiency with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market and our evaluation that the market is so oversupplied; our plans to continue to maintain and upgrade our current fleet capacity of revenue-producing equipment; our plans to remain highly disciplined about adding new incremental revenue-producing equipment capacity and to make such investments only when we believe the projected financial returns of such capital expenditures meet our financial return criteria; our intent not to add incremental pressure pumping capacity to the industry given the oversupplied nature of oilfield services; our plans to allocate capital to maintain the capacity of our pressure pumping fleet to offset anticipated fleet retirements; the strength of our financial condition; our plans with respect to our stock buyback program; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our belief that we will not need our revolving credit facility to meet our liquidity requirements; our expectations to continue to pay cash dividends to common stockholders, subject to industry conditions and our earnings, financial condition and other relevant factors; our belief that if inflation in the general economic increases, our costs for equipment, materials and labor could increase as well; our belief that increases in activity in the domestic oilfield can cause upward pressures in the labor markets from which it hires employees, especially if employment in the general economy increases; our belief that activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide our services to our customers; the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition; and the impact of lawsuits, legal proceedings and claims on our financial position and results of operation.

Such forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the volatility of oil and natural gas prices; our concentration of customers in the energy industry and periodic downturns; our business depends on capital spending by our customers, many of whom rely on outside financing to fund their operations; dependence on our key personnel; our ability to identify or complete acquisitions; our ability to attract and retain skilled workers; some of our equipment and several types of materials used in providing our services are available from a limited number of suppliers; whether outside financing is available or favorable to us; increasing expectations from customers, investors and other stakeholders regarding our environmental, social and governance practices; our compliance with regulations and environmental laws; the combined impact of the OPEC disputes and the COVID-19 pandemic on our operating results; possible declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services; the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, including the current conflict involving Israel and the Gaza Strip, which could impact drilling activity; adverse weather conditions in oil or gas producing regions, including the Gulf of Mexico; competition in the oil and gas industry, especially in pressure pumping, and adverse impacts from the industry being over-supplied; limits to the Company’s ability to implement price increases; the potential impact of possible future regulations on hydraulic fracturing on our business; risks of international operations; reliance on large customers; our operations rely on digital systems and processes that are subject to cyber-attacks or other threats; and our cash and cash equivalents are held primarily at a single financial institution. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of June 30, 2024, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

RPC, INC. AND SUBSIDIARIES

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

As of the end of the period covered by this report, June 30, 2024 (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting – There were no changes in the Company’s internal control over financial reporting during the second quarter of 2024 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

RPC, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. effective October 26, 2021 (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2021).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	RPC, Inc. 2024 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrar’s definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2024).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Ben M. Palmer
Date: July 25, 2024	Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael L. Schmit
Date: July 25, 2024	Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)