Form 10-Q
period 2024-09-30
RPC INC
filed 2024-10-24
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 18, 2024, RPC, Inc. had 214,972,351 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(In thousands, except share and par value data)

	September 30,	December 31,
	2024	2023
ASSETS	(Unaudited)	Note 1
Cash and cash equivalents	$276,888	$223,310
Accounts receivable, net of allowance for credit losses of $6,831 in 2024 and $7,109 in 2023	275,456	324,915
Inventories	113,489	110,904
Income taxes receivable	937	52,269
Prepaid expenses	8,493	12,907
Other current assets	2,517	2,768
Total current assets	677,780	727,073
Property, plant and equipment, less accumulated depreciation of $853,912 in 2024 and $810,933 in 2023	509,292	435,139
Operating lease right-of-use assets	28,905	24,537
Finance lease right-of-use assets	4,524	1,036
Goodwill	50,824	50,824
Other intangibles, net	14,436	12,825
Retirement plan assets	30,677	26,772
Other assets	14,159	8,639
Total assets	$1,330,597	$1,286,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$86,640	$85,036
Accrued payroll and related expenses	20,519	30,956
Accrued insurance expenses	5,662	5,340
Accrued state, local and other taxes	6,068	4,461
Income taxes payable	223	275
Unearned revenue	—	15,743
Current portion of operating lease liabilities	7,186	7,367
Current portion of finance lease liabilities and finance obligations	3,617	375
Accrued expenses and other liabilities	4,690	2,304
Total current liabilities	134,605	151,857
Long-term accrued insurance expenses	11,331	10,202
Retirement plan liabilities	24,444	23,724
Deferred income taxes	55,161	51,290
Long-term operating lease liabilities	22,862	18,600
Long-term finance lease liabilities	671	819
Other long-term liabilities	9,182	7,840
Total liabilities	258,256	264,332
Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 214,972,351 and 215,026,458 shares issued and outstanding in 2024 and 2023, respectively	21,497	21,502
Capital in excess of par value	—	—
Retained earnings	1,053,318	1,003,380
Accumulated other comprehensive loss	(2,474)	(2,369)
Total stockholders’ equity	1,072,341	1,022,513
Total liabilities and stockholders’ equity	$1,330,597	$1,286,845

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$337,652	$330,417	$1,079,638	$1,222,943
COSTS AND EXPENSES:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	247,507	239,084	786,400	810,120
Selling, general and administrative expenses	37,697	42,012	115,188	127,813
Pension settlement charges	—	—	—	18,286
Depreciation and amortization	35,034	28,388	97,371	78,716
Gain on disposition of assets, net	(1,790)	(1,778)	(6,342)	(7,729)
Operating income	19,204	22,711	87,021	195,737
Interest expense	(261)	(101)	(594)	(246)
Interest income	3,523	1,450	9,831	6,003
Other income, net	1,005	804	2,504	2,196
Income before income taxes	23,471	24,864	98,762	203,690
Income tax provision	4,675	6,547	20,080	48,836
Net income	$18,796	$18,317	$78,682	$154,854

Earnings per share
Basic	$0.09	$0.08	$0.37	$0.71
Diluted	$0.09	$0.08	$0.37	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$18,796	$18,317	$78,682	$154,854
Other comprehensive income:
Pension settlement and adjustment, net of tax	—	—	—	17,254
Foreign currency translation	61	(101)	(105)	322
Comprehensive income	$18,857	$18,216	$78,577	$172,430

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In thousands)

(Unaudited)

	Nine months ended September 30, 2024
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2023	215,026	$21,502	$—	$1,003,380	$(2,369)	$1,022,513
Stock issued for stock incentive plans, net	652	65	1,861	—	—	1,926
Stock purchased and retired	(1,331)	(133)	(1,861)	(7,888)	—	(9,882)
Net income	—	—	—	27,467	—	27,467
Cash dividends ($0.04 per share)	—	—	—	(8,621)	—	(8,621)
Foreign currency translation	—	—	—	—	(113)	(113)
Balance, March 31, 2024	214,347	$21,434	$—	$1,014,338	$(2,482)	$1,033,290
Stock issued for stock incentive plans, net	662	67	2,615	—	—	2,682
Stock purchased and retired	—	—	(2,615)	2,615	—	—
Net income	—	—	—	32,419	—	32,419
Cash dividends ($0.04 per share)	—	—	—	(8,582)	—	(8,582)
Foreign currency translation	—	—	—	—	(53)	(53)
Balance, June 30, 2024	215,009	$21,501	$—	$1,040,790	$(2,535)	$1,059,756
Stock issued for stock incentive plans, net	(28)	(3)	2,382	—	—	2,379
Stock purchased and retired	(9)	(1)	(2,382)	2,313	—	(70)
Net income	—	—	—	18,796	—	18,796
Cash dividends ($0.04 per share)	—	—	—	(8,581)	—	(8,581)
Foreign currency translation	—	—	—	—	61	61
Balance, September 30, 2024	214,972	$21,497	$—	$1,053,318	$(2,474)	$1,072,341

	Nine months ended September 30, 2023
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2022	216,609	$21,661	$—	$856,013	$(19,939)	$857,735
Stock issued for stock incentive plans, net	1,149	115	1,687	—	—	1,802
Stock purchased and retired	(1,388)	(139)	(1,687)	(9,523)	—	(11,349)
Net income	—	—	—	71,524	—	71,524
Cash dividends ($0.04 per share)	—	—	—	(8,679)	—	(8,679)
Pension adjustment, net of taxes	—	—	—	—	16,678	16,678
Foreign currency translation	—	—	—	—	(16)	(16)
Balance, March 31, 2023	216,370	$21,637	$—	$909,335	$(3,277)	$927,695
Stock issued for stock incentive plans, net	40	4	2,312	—	—	2,316
Stock purchased and retired	(1)	—	(2,312)	2,310	—	(2)
Net income	—	—	—	65,013	—	65,013
Cash dividends ($0.04 per share)	—	—	—	(8,635)	—	(8,635)
Pension adjustment, net of taxes	—	—	—	—	576	576
Foreign currency translation	—	—	—	—	439	439
Balance, June 30, 2023	216,409	$21,641	$—	$968,023	$(2,262)	$987,402
Stock issued for stock incentive plans, net	(44)	(4)	1,919	—	—	1,915
Stock purchased and retired	(137)	(14)	(1,919)	790	—	(1,143)
Net income	—	—	—	18,317	—	18,317
Cash dividends ($0.04 per share)	—	—	—	(8,634)	—
Foreign currency translation	—	—	—	—	(101)	(101)
Balance, September 30, 2023	216,228	$21,623	$—	$978,496	$(2,363)	$997,756

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$78,682	$154,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,371	78,716
Stock-based compensation expense	6,987	6,033
Gain on disposition of assets, net	(6,342)	(7,729)
Gain due to benefit plan financing arrangement	(1,151)	—
Deferred income tax provision	3,871	7,845
Pension settlement charges	—	18,286
Other non-cash adjustments	149	42
Decrease (increase) in assets:
Accounts receivable	49,419	102,591
Income taxes receivable	51,332	(20,486)
Inventories	(2,658)	(11,506)
Prepaid expenses	6,067	6,437
Other current assets	96	(167)
Other non-current assets	(3,419)	(2,341)
Increase (decrease) in liabilities:
Accounts payable	3,167	(31,569)
Income taxes payable	(52)	(240)
Unearned revenue	(15,743)	—
Accrued payroll and related expenses	(10,426)	(5,245)
Accrued insurance expenses	322	3,528
Accrued state, local and other taxes	1,607	1,900
Other accrued expenses	(6,050)	(4,385)
Pension and retirement plan liabilities	720	(6,696)
Long-term accrued insurance expenses	1,129	2,340
Other long-term liabilities	137	6,934
Net cash provided by operating activities	255,215	299,142

INVESTING ACTIVITIES
Capital expenditures	(179,460)	(148,816)
Proceeds from sale of assets	14,127	12,569
Purchase of business	—	(78,798)
Proceeds from benefit plan financing arrangement	2,380	—
Re-investment in benefit plan financing arrangement	(2,380)	—
Net cash used for investing activities	(165,333)	(215,045)

FINANCING ACTIVITIES
Payment of dividends	(25,784)	(25,948)
Cash paid for common stock purchased and retired	(9,928)	(12,445)
Cash paid for finance lease and finance obligations	(592)	(254)
Net cash used for financing activities	(36,304)	(38,647)

Net increase in cash and cash equivalents	53,578	45,450
Cash and cash equivalents at beginning of period	223,310	126,424
Cash and cash equivalents at end of period	$276,888	$171,874

Supplemental cash flows disclosure:
Income tax (refund) payments, net	$(32,920)	$61,484
Interest paid	$127	$124
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$7,451	$9,527

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

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

2. RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Standards Not Yet Adopted:

Accounting Standards Update (ASU) No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: These amendments require an entity to disclose the title and position of the Chief Operating Decision Maker (CODM) and the significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. These amendments are effective for annual disclosures beginning in 2024 and interim disclosures beginning in the first quarter of 2025, with early adoption permitted. These amendments are effective retrospectively to all prior periods presented in the financial statements. The Company has two reportable segments and is currently evaluating the impact of adopting these provisions on its consolidated financial statements.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. BUSINESS ACQUISITION

Effective July 1, 2023, the Company completed its acquisition of all of the outstanding equity interests in Spinnaker Oilwell Services, LLC (Spinnaker), pursuant to a Merger Agreement with Catapult Energy Services Group, LLC, as the representative of the Sellers. Spinnaker, headquartered in Oklahoma City, Oklahoma, is a leading provider of oilfield cementing services in the Permian and Mid-Continent basins. This acquisition significantly expanded RPC's cementing business from its presence in South Texas to basins in which it currently provides other services. Spinnaker is included in our Technical Services Segment.

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

The following table provides unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2023.

Nine months ended September 30,
(in thousands)	2023
Revenues	$1,274,700
Net income	163,951

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	September 30,	December 31,
(in thousands)	2024	2023
Unbilled trade receivables	$54,811	$59,831

Substantially all of the unbilled trade receivables disclosed were, or are expected to be, invoiced during the following quarter.

Unearned revenue

Contract liabilities represent payments received in advance of satisfying the Company’s performance obligation and are recognized over time as the service is performed. All of the $15.7 million recorded as unearned revenue as of December 31, 2023, has been recognized as revenues during the nine months ended September 30, 2024.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. DEPRECIATION AND AMORTIZATION

Depreciation and amortization disclosed in the Consolidated Statements of Operations related to the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenues	$31,820	$25,590	$88,664	$71,249
Selling, general and administrative expenses	3,214	2,798	8,707	7,467
Total	$35,034	$28,388	$97,371	$78,716

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Net income available for stockholders	$18,796	$18,317	$78,682	$154,854
Less: Adjustments for earnings attributable to participating securities	(308)	(279)	(1,219)	(2,477)
Net income used in calculating earnings per share	$18,488	$18,038	$77,463	$152,377

Weighted average shares outstanding (including participating securities)	214,976	216,333	214,940	216,631
Adjustment for participating securities	(3,728)	(3,543)	(3,341)	(3,549)
Shares used in calculating basic and diluted earnings per share	211,248	212,790	211,599	213,082

7.    STOCK-BASED COMPENSATION

The Company has issued various forms of stock incentives, including incentive and non-qualified stock options, time-lapse restricted shares and performance share unit awards under its Stock Incentive Plans to officers, selected employees and non-employee directors. As of September 30, 2024, there were 7,324,824 shares available for grant under the Company’s 2024 Stock Incentive Plan.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Technical Services:
Pressure Pumping	$129,579	$110,622	$452,991	$585,243
Downhole Tools	97,954	96,261	292,418	305,254
Coiled Tubing	29,761	36,820	101,913	115,241
Cementing	26,972	26,731	82,761	38,995
Nitrogen	9,151	12,211	27,047	37,027
Snubbing	8,949	5,669	19,083	20,432
All other	11,126	14,755	35,157	42,886
Total Technical Services	313,492	303,069	1,011,370	1,145,078

Support Services:
Rental Tools	17,475	20,119	50,871	56,129
All other	6,685	7,229	17,397	21,736
Total Support Services	24,160	27,348	68,268	77,865

Total revenues	$337,652	$330,417	$1,079,638	$1,222,943

The following summarizes revenues for the United States and separately for all international locations combined for the three and nine months ended September 30, 2024, and 2023. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10% of RPC’s consolidated assets, and therefore are not presented.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
United States revenues	$326,963	$323,159	$1,048,379	$1,201,977
International revenues	10,689	7,258	31,259	20,966
Total revenues	$337,652	$330,417	$1,079,638	$1,222,943

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information with respect RPC’s reportable segments for the three and nine months ended September 30, 2024, and 2023 are shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Revenues:
Technical Services	$313,492	$303,069	$1,011,370	$1,145,078
Support Services	24,160	27,348	68,268	77,865
Total revenues	$337,652	$330,417	$1,079,638	$1,222,943
Operating income:
Technical Services	$16,344	$18,912	$78,498	$199,462
Support Services	5,286	6,861	13,264	21,425
Corporate expenses	(4,216)	(4,840)	(11,083)	(14,593)
Pension settlement charges	—	—	—	(18,286)
Gain on disposition of assets, net	1,790	1,778	6,342	7,729
Total operating income	19,204	22,711	87,021	195,737
Interest expense	(261)	(101)	(594)	(246)
Interest income	3,523	1,450	9,831	6,003
Other income, net	1,005	804	2,504	2,196
Income before income taxes	$23,471	$24,864	$98,762	$203,690

As of and for the nine months ended	Technical	Support
September 30, 2024	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$88,272	$9,041	$58	$97,371
Capital expenditures	159,743	17,751	1,966	179,460
Identifiable assets	896,021	88,757	345,819	1,330,597

As of and for the nine months ended	Technical	Support
September 30, 2023	Services	Services	Corporate	Total
(in thousands)
Depreciation and amortization	$71,175	$7,503	$38	$78,716
Capital expenditures	136,237	9,159	3,420	148,816
Identifiable assets	873,819	84,156	289,398	1,247,373

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Nine months ended September 30,	2024	2023
(in thousands)
Beginning balance	$7,109	$7,078
Provision for current expected credit losses	438	2,449
Write-offs	(747)	(2,736)
Recoveries collected (net of expenses)	31	119
Ending balance	$6,831	$6,910

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

	September 30,	December 31,
(in thousands)	2024	2023
Raw materials and supplies	$111,250	$109,872
Finished goods	2,239	1,032
Ending balance	$113,489	$110,904

11. OTHER INTANGIBLES, NET

Intangible assets are amortized over their legal or estimated useful life. The following table provides a summary of the gross carrying value and accumulated amortization by each major intangible class as of September 30, 2024, and December 31, 2023:

	September 30, 2024		December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived Intangibles:
Customer relationships	$10,000	$(1,250)	$10,000	$(500)
Trade names and trademarks	3,519	(719)	3,519	(479)
Software licenses	5,350	(2,464)	2,202	(1,917)
Patents and technology	300	(300)	300	(300)
	$19,169	$(4,733)	$16,021	$(3,196)

Amortization expense for each of the periods presented follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Amortization of finite-lived intangible assets	$592	$530	$1,537	$931

Estimated amortization expense based on balances as of September 30, 2024, were as follows: $592 thousand for the remainder of 2024; $2.4 million for the years 2025 to 2026; $1.8 million for the year 2027 and $1.3 million for the years 2028 and 2029.

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

13.     RETIREMENT PLANS

The Company’s multiemployer Retirement Income Plan (Plan), a trusteed defined benefit pension plan, was fully terminated in 2023. Amounts related to the three and nine months ended September 30, 2023, are disclosed below:

	Three months ended	Nine months ended
(in thousands)	September 30 2023,	September 30 2023,
Interest cost	$—	$41	(1)
Amortization of net losses	1	225	(1)
Settlement loss	—	18,286
Net periodic benefit cost	$1	$18,552

(1)	Reported as part of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The Company permits selected highly compensated employees to defer a portion of their compensation into the non-qualified Supplemental Retirement Plan (SERP). The Company maintains certain securities primarily in mutual funds and company-owned life insurance policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling $30.7 million as of September 30, 2024, and $26.8 million as of December 31, 2023. Trading gains related to the SERP assets totaled $1.0 million during the three months ended September 30, 2024, compared to trading losses of $305 thousand during the three months ended September 30, 2023. Trading gains related to the SERP assets totaled $2.7 million during the nine months ended September 30, 2024, compared to trading gains of $903 thousand during the nine months ended September 30, 2023. The SERP assets are reported in non-current Other assets in the accompanying Consolidated Balance Sheets and changes in the fair value of these assets are reported in the accompanying Consolidated Statements of Operations as compensation cost in Selling, general and administrative expenses.

During 2024 the Company received $2.4 million in proceeds related to Company-owned life insurance policy claims that have been reinvested into mutual funds and disclosed as part of the investing activities section in the Consolidated Statements of Cashflows.

The SERP liabilities include participant deferrals, net of distributions, and are stated at fair value of approximately $24.4 million as of September 30, 2024, and $23.7 million as of December 31, 2023. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Retirement plan liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities was the result of an increase of $1.1 million due to unrealized gains on participant balances during the three months ended September 30, 2024, compared to a decrease of $262 thousand due to unrealized loss on participant deferrals during the three months ended September 30, 2023. Changes in the fair value of the SERP liabilities resulted in unrealized gains of $2.8 million during the nine months ended September 30, 2024, compared to unrealized gains of $1.0 million during the nine months ended September 30, 2023.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Effective October 22, 2024, the termination of the SERP was approved by the Board of Directors. The Internal Revenue Service (IRS) rules require a 12 month waiting period before liquidating the SERP after termination has been approved. The participant balances are expected to be distributed in the fourth quarter of 2025.

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

As of September 30, 2024, the Company was in compliance with all covenants.

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

The Company has incurred total loan origination fees and other debt related costs associated with this revolving credit facility in the aggregate of approximately $3.7 million. These costs are being amortized to interest expense over the remaining term of the loan, and the remaining unamortized balance of $201 thousand as of September 30, 2024, is classified as part of non-current Other assets.

As of September 30, 2024, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.5 million; therefore, a total of $83.5 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Interest incurred	$73	$61	$220	$181
Interest paid	43	41	127	124

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For the three months ended September 30, 2024, the effective rate reflects a provision of 19.9% compared to a provision of 26.3% for the comparable period in the prior year. For the nine months ended September 30, 2024, the effective rate reflects a provision of 20.3% compared to a provision of 24.0% for the comparable period in the prior year. The decrease in the 2024 effective tax rate is primarily due to a favorable change in permanent adjustments and favorable discrete adjustments, mainly resulting from provision to tax return entries.

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

Trading securities are comprised of the SERP assets, as described in the note titled Retirement Plans, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance or investment company. Significant observable inputs, in addition to quoted market prices, were used to value the equity securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended September 30, 2024, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at September 30, 2024 and December 31, 2023. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in the note titled Notes Payable to Banks. The Company is subject to interest rate risk, to the extent there are outstanding borrowings on the variable component of the interest rate.

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

(Unaudited)

17.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

	Foreign
	Currency
(in thousands)	Translation	Total
Balance at December 31, 2023	$(2,369)	$(2,369)
Change during the period:
Before-tax amount	(105)	(105)
Balance at September 30, 2024	$(2,474)	$(2,474)

		Foreign
	Pension	Currency
(in thousands)	Adjustment	Translation	Total
Balance at December 31, 2022	$(17,307)	$(2,632)	$(19,939)
Change during the period:
Before-tax amount	3,897	322	4,219
Tax expense	(896)	—	(896)
Pension settlement charges, net of taxes	14,080		14,080
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	173	—	173
Total activity for the period	17,254	322	17,576
Balance at September 30, 2023	$(53)	$(2,310)	$(2,363)
(1)	Reported as part of Selling, general and administrative expenses.

18. CASH PAID FOR COMMON STOCK PURCHASED AND RETIRED

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market, including an additional 8,000,000 shares authorized for repurchase by the Board of Directors in the second quarter of 2023. During the three months ended September 30, 2024, there were no shares repurchased by the Company in the open market. As of September 30, 2024, there were 12,768,870 shares remaining available to be repurchased. The program does not have a preset expiration date. Repurchases of shares of the Company’s common stock may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.

Shares purchased for withholding taxes represent taxes due upon vesting of time-lapse restricted shares granted to employees. Total share repurchases for 2024 and 2023 year to date are detailed below:

	Nine months ended			Nine months ended
	September 30, 2024			September 30, 2023
(in thousands except per share data)	No. of shares	Avg. price	Total cost	No. of shares	Avg. price	Total cost
Shares purchased for withholding taxes	332	$7.28	$2,416	256	$9.24	$2,367
Open market purchases	1,010	7.44	7,512	1,269	7.94	10,078
Total	1,342	$7.40	$9,928	1,525	$8.16	$12,445

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19. SUBSEQUENT EVENTS

On October 22, 2024, the Board of Directors approved the following actions:

●	Termination of the SERP; see Note titled Retirement Plans for additional information; and
●	Declaration of a regular quarterly dividend of $0.04 per share payable December 10, 2024, to common shareholders of record at the close of business on November 11, 2024.

Also, effective October 22, 2024, the Executive Committee of the Board of Directors approved the formation of a wholly owned captive insurance company, as part of the Company’s enterprise-wide multi-year insurance strategy to more efficiently manage its insurance costs.

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

During the third quarter of 2024, total revenues of $337.7 million increased by $7.2 million or 2.2% compared to the same period in the prior year. Income before income taxes was $23.5 million for the three months ended September 30, 2024, compared to $24.9 million during the same period of 2023. Diluted earnings per share were $0.09 for the three months ended September 30, 2024, compared to $0.08 per share in the same period of 2023.

Net cash provided by operating activities decreased to $255.2 million for the nine months ended September 30, 2024, compared to $299.1 million in the same period of 2023 primarily due to a decrease in net income during the first nine months of 2024 compared to the same period in the prior year, partially offset by favorable changes in working capital due primarily to a $52.8 million federal tax refund received during the second quarter of 2024.

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

The majority of the U.S. domestic rig count remains directed towards oil. During the third quarter of 2024, approximately 82% of the U.S. domestic rig count was directed towards oil, slightly above the prior year. We believe that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term. However, we believe that natural gas-directed drilling will increase over time because of favorable long-term market dynamics. This projected higher demand for natural gas should drive increased activity in several of the basins in which RPC operates.

We continue to monitor the market for our services and the competitive environment, including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets. The growing efficiency in recent years with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market.

We have selectively upgraded our existing equipment to operate using multiple fuel sources and to take advantage of advances in technology and data collection. RPC continues to maintain and upgrade our current fleet capacity of revenue-producing equipment. We intend to remain highly disciplined about investing in new incremental revenue-producing equipment capacity and will only make such investments if we believe the projected financial returns of such capital expenditures meet our financial return criteria. Furthermore, the Company does not intend to add incremental pressure pumping capacity to the industry given the oversupplied nature of oilfield services mentioned above. The Company is allocating capital to maintain the capacity of our pressure pumping fleet to offset anticipated future fleet retirements and is evaluating future investments and options to further transition our asset base toward dual-fuel or electric equipment. During the nine months ended September 30, 2024, capital expenditures totaled $179.5 million, primarily for capitalized maintenance and upgrades of our existing equipment, coupled with a new Tier 4 dual-fuel fleet that was placed into service during the second quarter of 2024. We currently expect capital expenditures to be between $200 million and $250 million during 2024 and to be directed primarily towards capitalized maintenance of our existing equipment and selected growth opportunities.

Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Consolidated revenues [in thousands]	$337,652	$330,417	$1,079,638	$1,222,943
Revenues by business segment [in thousands]:
Technical	$313,492	$303,069	$1,011,370	$1,145,078
Support	24,160	27,348	68,268	77,865

Consolidated operating income [in thousands]	$19,204	$22,711	$87,021	$195,737
Operating income (loss) by business segment [in thousands]:
Technical	$16,344	$18,912	$78,498	$199,462
Support	5,286	6,861	13,264	21,425
Corporate	(4,216)	(4,840)	(11,083)	(14,593)
Pension settlement charges	—	—	—	(18,286)
Gain on disposition of assets, net	1,790	1,778	6,342	7,729

Average U.S. domestic rig count	586	649	604	709
Average natural gas price (per thousand cubic feet (mcf))	$2.10	$2.59	$2.11	$2.47
Average oil price (per barrel)	$76.57	$82.17	$78.60	$77.23

RPC, INC. AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2023

Revenues. Revenues of $337.7 million for the three months ended September 30, 2024, increased 2.2% compared to the three months ended September 30, 2023. The increase in revenues is primarily due to higher pressure pumping activity levels compared to a particularly soft year-ago quarter. Pressure pumping remains highly competitive. Management believes the industry continues to be over-supplied, with frac fleets from gassy basins moving into the Permian over the past year and efficiency gains that are consistently adding pump hour capacity to the industry. These challenges have recently resulted in activity, asset utilization, and pricing trending lower. International revenues represented 3.2% of total revenues in the third quarter of 2024 compared to 2.2% in the same period of the prior year. We believe that international revenues will continue to be less than ten percent of RPC’s consolidated revenues in the foreseeable future.

During the third quarter of 2024, the average price of oil was 6.8% lower and the average price of natural gas was 18.9% lower, both as compared to the same period in the prior year. The average domestic rig count (Source: Baker Hughes, Inc.) for the three months ended September 30, 2024, was 9.7% lower than the same period in 2023.

The Technical Services segment revenues for the third quarter of 2024 increased by 3.4% compared to the same period of the prior year due primarily to an increase in Pressure Pumping revenues, partially offset by lower coiled tubing revenues. Technical Services reported operating income of $16.3 million during the third quarter of 2024 compared to operating income of $18.9 million in the third quarter of 2023. The decrease in Technical Services operating income was primarily due to lower pricing in pressure pumping and several other service lines, as well as lower activity levels in coiled tubing. Support Services segment revenues for the third quarter of 2024 decreased by 11.7% compared to the same period in the prior year, primarily due to lower activity levels within rental tools. Support Services reported operating income of $5.3 million for the third quarter of 2024 compared to operating income of $6.9 million for the third quarter of 2023. Third quarter 2024 Support Services operating profit decreased by $1.6 million compared to the third quarter of the prior year due to lower activity levels and lower revenues over costs that are relatively fixed during the short term.

Cost of revenues. Cost of revenues increased 3.5% to $247.5 million for the three months ended September 30, 2024, compared to $239.1 million for the three months ended September 30, 2023. Cost of revenues increased primarily due to an increase in expenses consistent with higher activity levels, such as materials and supplies expenses and maintenance and repairs expenses. These costs increased slightly more than the revenue increase given the fixed nature of some of these costs, including labor, and the timing of maintenance and repairs. In accordance with Staff Accounting Bulletin (SAB) Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $31.8 million for the third quarter of 2024 compared to $25.6 million for the third quarter of 2023.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $37.7 million for the three months ended September 30, 2024, compared to $42.0 million for the three months ended September 30, 2023, primarily due to a decrease in incentive compensation expense.

Depreciation and amortization. Depreciation and amortization increased 23.4% to $35.0 million for the three months ended September 30, 2024, compared to $28.4 million for the three months ended September 30, 2023. Depreciation and amortization increased due to capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $1.8 million for both the three months ended September 30, 2024, and for the three months ended September 30, 2023. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $1.0 million for the three months ended September 30, 2024, compared to $804 thousand for the same period in the prior year.

Interest expense and interest income. Interest expense increased to $261 thousand for the three months ended September 30, 2024, compared to $101 thousand for the three months ended September 30, 2023. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income increased to $3.5 million compared to $1.5 million in the prior year due to a higher average cash balance.

RPC, INC. AND SUBSIDIARIES

Income tax provision. Income tax provision was $4.7 million during the three months ended September 30, 2024, compared to $6.5 million for the same period in 2023. The effective tax rate was 19.9% for the three months ended September 30, 2024, compared to 26.3% for the three months ended September 30, 2023. The decrease in the 2024 effective tax rate is primarily due to a favorable change in permanent adjustments and favorable discrete adjustments, mainly resulting from provision to tax return entries.

NINE MONTHS ENDED SEPTEMBER 30, 2024, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2023

Revenues. Revenues of $1.1 billion for the nine months ended September 30, 2024, decreased 11.7% compared to the nine months ended September 30, 2023. The decrease in revenues is primarily due to lower industry activity levels across service lines and competitive pricing.

During the first nine months of 2024, the average price of oil was 1.8% higher but the average price of natural gas was 14.6% lower, both as compared to the same period in the prior year. The average domestic rig count (Source: Baker Hughes, Inc.) for the nine months ended September 30, 2024, was 14.8% lower than the same period in 2023.

The Technical Services segment revenues for the first nine months of 2024 decreased by 11.7% compared to the same period of the prior year due primarily to a decrease in Pressure Pumping revenues, as well as most other service lines, due to lower industry activity and more competitive pricing. Technical Services reported operating income of $78.5 million during the first nine months of 2024 compared to operating income of $199.5 million during the first nine months of 2023. The decrease in Technical Services operating income was primarily due to a decrease in pressure pumping activity, competitive pricing and reduced fixed cost absorption. Support Services segment revenues for the first nine months of 2024 decreased by 12.3% compared to the same period in the prior year, primarily due to lower activity levels within rental tools. Support Services reported operating income of $13.3 million for the first nine months of 2024 compared to operating income of $21.4 million for the first nine months of 2023. Support Services operating profit for the first nine months of 2024 decreased by $8.1 million compared to the first nine months of the prior year due to lower activity levels and lower revenues over costs that are relatively fixed during the short term.

Cost of revenues. Cost of revenues decreased 2.9% to $786.4 million for the nine months ended September 30, 2024, compared to $810.1 million for the nine months ended September 30, 2023. Cost of revenues decreased primarily due to reduced expenses consistent with lower activity levels, such as materials and supplies expenses and maintenance and repairs expenses. These costs decreased less than the revenue decrease given the fixed nature of some of these costs, including labor, and the timing of maintenance and repairs. In accordance with Staff Accounting Bulletin (SAB) Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $88.7 million for the first nine months of 2024 compared to $71.2 million for the first nine months of 2023.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $115.2 million for the nine months ended September 30, 2024, compared to $127.8 million for the nine months ended September 30, 2023, primarily due to a decrease in variable expenses consistent with lower activity levels as well as incentive compensation.

Depreciation and amortization. Depreciation and amortization increased 23.8% to $97.4 million for the nine months ended September 30, 2024, compared to $78.7 million for the nine months ended September 30, 2023. Depreciation and amortization increased due to capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $6.3 million for the nine months ended September 30, 2024, compared to a gain on disposition of assets, net of $7.7 million for the nine months ended September 30, 2023. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $2.5 million for the nine months ended September 30, 2024, compared to $2.2 million for the same period in the prior year.

Interest expense and interest income. Interest expense increased to $594 thousand for the nine months ended September 30, 2024, compared to $246 thousand for the nine months ended September 30, 2023. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income increased to $9.8 million compared to $6.0 million in the prior year due to a higher average cash balance.

RPC, INC. AND SUBSIDIARIES

Income tax provision. Income tax provision was $20.1 million during the nine months ended September 30, 2024, compared to $48.8 million for the same period in 2023. The effective provision rate was 20.3% for the nine months ended September 30, 2024, compared to 24.0% effective provision rate for the nine months ended September 30, 2023. The decrease in the 2024 effective tax rate is primarily due to a favorable change in permanent adjustments and favorable discrete adjustments, mainly resulting from provision to tax return entries, expiration of statute limitations, and interest on refunds received.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents increased $53.6 million to $276.9 million as of September 30, 2024, compared to cash and cash equivalents of $223.3 million as of December 31, 2023.

The following table sets forth the historical cash flows for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$255,215	$299,142
Net cash used for investing activities	(165,333)	(215,045)
Net cash used for financing activities	(36,304)	(38,647)

Cash provided by operating activities for the nine months ended September 30, 2024, decreased by $43.9 million compared to the nine months ended September 30, 2023, primarily due to a decrease in net income, partially offset by favorable changes in working capital. Change in working capital was a source of cash of $77.1 million in the nine months ended September 30, 2024, compared to $40.9 million in the same period last year. Changes in working capital during the nine months ended September 30, 2024, is comprised of the following: a decrease of $51.3 million in taxes receivable primarily due to a $52.8 million federal tax refund received during the second quarter of 2024, coupled with a $49.4 million decrease in accounts receivable, partially offset by an unfavorable change of $15.7 million in unearned revenue. The decrease in unearned revenue was due to the satisfaction of performance obligations that were associated with a customer cash prepayment we received in 2023. The changes in the other components were mainly due to the timing of payments and receipts.

Cash used for investing activities for the nine months ended September 30, 2024, decreased by $49.7 million compared to the nine months ended September 30, 2023, primarily due to the purchase of Spinnaker during 2023, partially offset by an increase in capital expenditures primarily due to the timing of new equipment deliveries. Capital expenditures were $179.5 million for the nine months ended September 30, 2024, compared to $148.8 million for the nine months ended September 30, 2023.

Cash used for financing activities for the nine months ended September 30, 2024, decreased by $2.3 million compared to the nine months ended September 30, 2023, primarily due to a decrease in repurchases of the Company’s common shares in the open market.

Financial Condition and Liquidity

The Company’s financial condition as of September 30, 2024, remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months. The Company’s decisions relating to the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not currently expect to utilize our revolving credit facility to meet these liquidity requirements.

The majority of our cash and cash equivalents are held at a single financial institution and are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). This financial institution is among the largest in the United States and we believe it is a safe place to hold our deposits.

The Company currently has a $100.0 million revolving credit facility that matures in June 2027. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. In the third quarter of 2023, the Company amended the revolving credit facility. Among other matters, the amendment (1) extends the

RPC, INC. AND SUBSIDIARIES

termination date for revolving loans from July 26, 2024 to June 22, 2027, (2) replaces LIBOR with Term SOFR as an interest rate option in connection with revolving loan borrowings and reduces the applicable rate margins by approximately 0.25% at each pricing level, (3) introduces a 1.00% per annum floor for base rate borrowings, and (4) permits the issuance of letters of credit in currencies other than U.S. dollars. As of September 30, 2024, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.5 million; therefore, a total of $83.5 million of the facility was available. The Company was in compliance with the credit facility financial covenants as of September 30, 2024. For additional information with respect to RPC’s facility, see the note titled Notes Payable to Banks of the Consolidated Financial Statements.

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

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are probable and reasonably estimable. These audits involve issues that could result in unfavorable outcomes that cannot be currently estimated. See note of the Consolidated Financial Statements titled Commitments and Contingencies for additional information.

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market, including an additional 8,000,000 shares authorized for repurchase by the Board of Directors in the second quarter of 2023. As of September 30, 2024, 12,768,870 shares remained available to be repurchased. During the three months ended September 30, 2024, there were no shares repurchased by the Company in the open market. During the three months ended September 30, 2023, the Company repurchased 136,692 shares in the open market. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date. For additional information with respect to RPC’s stock buyback program, see note of the Consolidated Financial Statements titled Cash Paid for Common Stock Purchased and Retired.

On October 22, 2024, the Board of Directors approved the termination of the Supplemental Executive Retirement Plan (“SERP”). Pursuant to the Internal Revenue Service rules, participant balances will be distributed 12 months after the termination of the SERP. The Company expects to distribute participant balances in the fourth quarter of 2025 and is currently evaluating its funding options.

Also, on October 22, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable December 10, 2024, to common stockholders of record at the close of business on November 11, 2024. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices and employ skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide services to the Company’s customers. In recent years, the price of labor and raw materials increased while labor shortages caused by the departure of skilled labor from the domestic oilfield industry in prior years. These cost increases have moderated but remain high by historical standards.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RPC, INC. AND SUBSIDIARIES

RELATED PARTY TRANSACTIONS

Marine Products Corporation

In conjunction with the spin-off of its former power boat manufacturing segment conducted through Chaparral Boats, Inc., RPC and Marine Products Corporation (Marine Products) entered into various agreements that define the companies’ relationship. RPC charged Marine Products for its allocable share of administrative costs incurred for services rendered on behalf of Marine Products Corporation totaling $858 thousand for the nine months ended September 30, 2024, and $786 thousand for the comparable period in 2023.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of or affiliated with certain directors of RPC. The total amounts paid to these affiliated parties were $1.3 million for both the nine months ended September 30, 2024, and the nine months ended September 30, 2023.

RPC and Marine Products own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $153 thousand for the nine months ended September 30, 2024 and $150 thousand for the comparable period in 2023.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services, trends in the industry, and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include, without limitation, statements regarding: our ability to continue to monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel; the effect of geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities on our financial results; our expectation that capital expenditures will be between $200 million and $250 million during 2024 and our expectation that such expenditures will be directed primarily towards capitalized maintenance of our existing equipment and

RPC, INC. AND SUBSIDIARIES

selected growth opportunities; our belief that international revenues will continue to be less than ten percent of our consolidated revenues in the foreseeable future; our belief that current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity and can be impacted by economic developments as well as geopolitical disruptions, such as the continuing conflicts in the Middle East as well as Russia and Ukraine; our belief that oil prices remain at or above levels sufficient to motivate our customers to maintain drilling and completion activities; our belief that the majority of the U.S. domestic rig count remains directed towards oil; our belief that oil-directed drilling will remain the majority of domestic drilling, and that natural gas-directed drilling will remain a low percentage of U.S. domestic drilling in the near term; our belief that natural gas-directed drilling will increase in the future because of favorable long-term market dynamics and our belief that this projected higher demand should drive increased activity in most of the basins in which we operate; our plans to continue to monitor the market for our services and the competitive environment including the current trends and expectations with regard to environmental concerns and related impact on our equipment fleets; our belief that the growing efficiency in recent years with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market; our plans to continue to maintain and upgrade our current fleet capacity of revenue-producing equipment; our plans to remain highly disciplined about investing in new incremental revenue-producing equipment capacity and to make such investments only when we believe the projected financial returns of such capital expenditures meet our financial return criteria; our intent not to add incremental pressure pumping capacity to the industry given the oversupplied nature of oilfield services; our plans to allocate capital to maintain the capacity of our pressure pumping fleet to offset anticipated fleet retirements and our evaluation of future investments and options to further transition our asset base toward dual-fuel or electric equipment; our belief that the industry continues to be over-supplied, with frac fleets from gassy basins moving into the Permian over the past year and efficiency gains that are consistently adding pump hour capacity to the industry; the strength of our financial condition; our plans with respect to our stock buyback program; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our belief that we will not need our revolving credit facility to meet our liquidity requirements; our expectations to continue to pay cash dividends to common stockholders, subject to industry conditions and our earnings, financial condition and other relevant factors; our inability to estimate the outcomes of sales and use tax audits in various jurisdictions; the termination of the Supplemental Executive Retirement Plan and distribution of the balances and payment options with respect to such plan; our belief that if inflation in the general economic increases, our costs for equipment, materials and labor could increase as well; our belief that increases in activity in the domestic oilfield can cause upward pressures in the labor markets from which it hires employees, especially if employment in the general economy increases; our belief that activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide our services to our customers; the safety of our financial institution; the seasonality of our business; the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition; and the impact of lawsuits, legal proceedings and claims on our financial position and results of operation.

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

RPC, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility. As of September 30, 2024, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, September 30, 2024 (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting – Effective July 1, 2023, the Company completed its acquisition of all of the outstanding equity interests in Spinnaker Oilfield Services LLC (Spinnaker). Management had elected to exclude Spinnaker’s internal controls from its assessment of the Company’s internal control over financial reporting contained in its 10-K for the year ended December 31, 2023, based on the guidelines established by the Securities and Exchange Commission. As of July 1, 2024, Spinnaker has been fully integrated into our reporting systems and all of our disclosure controls and procedures have incorporated Spinnaker effectively. There were no other changes in the Company’s internal control over financial reporting during the third quarter of 2024 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

RPC, INC. AND SUBSIDIARIES

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On October 22, 2024, the Board of Directors approved the termination of the SERP. Pursuant to the rules of the IRS, the participant balances must be distributed between 12 months and 24 months after the termination has been approved.

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

RPC, INC.

/s/ Ben M. Palmer
Date: October 24, 2024	Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael L. Schmit
Date: October 24, 2024	Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)