Form 10-K
period 2024-12-31
RPC INC
filed 2025-02-28
CIK 742278

down

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE TRANSITION PERIOD FROM ______ TO_______

Commission File No. 1-8726

RPC, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	58-1550825 (I.R.S. Employer Identification No.)

2801 BUFORD HIGHWAY NE, SUITE 300

ATLANTA, GEORGIA 30329

(404) 321-2140

Securities registered pursuant to Section 12(b) of the Act:
Title of each class COMMON STOCK, $0.10 PAR VALUE	Trading Symbol(s) RES	Name of each exchange on which registered NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻ Yes ☒ No

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

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $520,746,956 based on the closing price on the New York Stock Exchange on June 28, 2024, of $6.25 per share.

RPC, Inc. had 216,052,632 shares of Common Stock outstanding as of February 14, 2025.

Documents Incorporated by Reference

Portions of the proxy statement for the 2025 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

RPC, INC. AND SUBSIDIARIES

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

Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include statements regarding:

●	common drivers of operational and financial success for our Technical Services and our Support Services;
●	our belief that Downhole Tools represents a differentiated service line with opportunities for technological innovation and new product development to drive growth;
●	our ability to continue to monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel;
●	our strategy of utilizing equipment in unconventional basins;
●	our expectation that capital expenditures will be $150 million to $200 million during 2025 and our expectation that such expenditures will be directed primarily towards capitalized maintenance of our existing equipment to improve efficiency and selected growth opportunities;
●	our intention to continue upgrading our equipment to Tier 4 DGB over time in response to the industry trending toward lower emission and more cost effective dual-fuel assets;
●	our belief that our financial and operating discipline have resulted in longevity and financial success in an industry where downturns can have significant financial impacts on operator liquidity and economic sustainability;
●	our belief that there is an increased likelihood that a potential rapid rise in the use of artificial intelligence would have significant energy consumption requirements and boost demand for power solutions, many of which use oil and gas;
●	the attractiveness of the U.S. domestic oilfield due to its oil and natural gas reserves, political stability and downstream energy infrastructure;
●	our belief that as a result of increased asset efficiency, there is a general oversupply of oilfield services (OFS) capacity, particularly in pressure pumping, which has created a high level of price competition as companies seek to keep assets utilized;
●	our belief that there is potential for M&A activity to continue as well as become more frequent in the smaller exploration and production (E&P) companies and OFS markets;
●	our belief that capital discipline has and should generally reduce the volatility of the rig count over time;
●	our plans with respect to investing in electric fleets;
●	our belief that the principal competitive factors in the market areas that we serve are price, product availability, and quality of our equipment, service quality, reputation for safety and technical proficiency;

●	our primary objective of creating long-term shareholder value by delivering world-class oilfield services to our customers across all services lines and our plans to achieve this objective by executing on strategic investments, both organic and potential M&A, that we believe will increase our scale, diversify our product offering, expand our customer base and improve our profitability and cash flow;
●	our plans to monitor industry-wide factors that impact customer activity levels, such as the prices of oil and natural gas, competitive activity, E&P activity and capital market trends;
●	our operating strategy, our growth strategy, and our capital allocation strategy;
●	our key human capital management objectives and our focus on fostering talent in the following areas: diversity and equality; development and training; and compensation and benefits;
●	our belief that our patented items in our operations are important, but not indispensable, to our success; our plans to seek patent protection when possible; and our reliance to a greater extent on the technical expertise and know-how of our personnel to maintain our competitive position;
●	our belief that EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Free cash flow are important indicators of performance;
●	our belief that current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity and can be impacted by economic and policy developments as well as geopolitical disruptions;
●	our belief that oil prices will remain above levels sufficient to motivate our customers to maintain drilling and completion activities;
●	our belief that long-term, projected steady higher demand for oil and natural gas should drive increased activity in most of the basins in which we operate;
●	our belief that most of the feasible efficiency gains have been realized, but competition is expected to remain at a high level;
●	our belief that the favorable long-term outlook for natural gas demand is sufficient for our customers to maintain natural gas-directed exploration and production activities;
●	our plans to continue to monitor the supply and demand for our services and the competitive environment, including trends such as increasing customer preferences for lower emission and more efficient equipment;
●	our belief that the growing efficiency with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market;
●	our plans to allocate capital to maintain the capacity of our pressure pumping fleet to offset anticipated fleet retirements and our evaluations of our future investments and option to further transition our asset base toward more efficient dual-fleet or electric equipment;
●	the strength of our financial condition;
●	our plans with respect to our stock buyback program;
●	our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months;
●	our decisions about the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations;
●	our belief that we do not expect to utilize our revolving credit facility to meet our liquidity requirements in the near term;

●	our expectations to continue to pay cash dividends to common stockholders, subject to industry conditions and our earnings, financial condition and other relevant factors;
●	estimates made with respect to our critical accounting estimates and which critical accounting estimates involve estimates that require a higher degree of judgment and complexity;
●	our estimates with respect to a calculation of a range of exposure for claims, which as of December 31, 2024, is $17.8 million to $22.3 million;
●	the effect of new accounting standards;
●	the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition;
●	our belief that our sources of supply are adequate to secure our demands at competitive prices;
●	our belief that our current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs;
●	our belief that our ERP system will be implemented through a phased approach with costs being incurred over the next few years;
●	our technology and process investments, which reduce the number of employees on a job location and change the roles of the remaining employees in ways that reduce their exposure to safety hazards and our belief that this reduced exposure to active areas of a job location has led to fewer safety incidents;
●	our statements that we may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility; and
●	estimates, assumptions and projections related to our application of critical accounting estimates, including those related to credit losses and allowance, self-insurance, goodwill, and acquisitions, the impact of lawsuits, legal proceedings and claims on our financial position and results of operation.

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

Risk factors that could cause such future events not to occur as expected include the following:

●	the volatility of oil and natural gas prices;
●	volatility in demand for our services due to, among other things, fluctuations in price levels of oil and natural gas, activity levels in the oil and gas industry in general, driven in part by customer decisions about capital investment toward the development and production of oil and gas reserves;
●	the effects of political changes, expropriation, currency restrictions and changes in currency exchange rates, taxes, tariffs, boycotts and other civil disturbances. The occurrence of any one of these events could have a material adverse effect on our operations;
●	fluctuations in drilling rig count and well completions;
●	our concentration of customers in the energy industry and periodic downturns;
●	our business depends on capital spending by our customers, many of whom rely on outside financing to fund their operations;
●	dependence on our key personnel;

●	our ability to identify or complete acquisitions;
●	our ability to attract and retain skilled workers;
●	some of our equipment and several types of materials used in providing our services are available from a limited number of suppliers;
●	whether outside financing is available or favorable to us; increasing expectations from customers, investors and other stakeholders regarding our environmental, social and governance practices;
●	our compliance with regulations and environmental laws;
●	the impact of OPEC disputes on our operating results;
●	possible declines in the prices of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services;
●	the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, including the current conflict involving Israel and the Gaza Strip, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of America;
●	competition in the oil and gas industry;
●	the Company’s ability to implement price increases;
●	the potential impact of possible future regulations on hydraulic fracturing on our business;
●	risks of international operations;
●	reliance on large customers;
●	our operations rely on digital systems and processes that are subject to cyberattacks or other threats;
●	our risk that we may not have adequate insurance coverage to compensate for losses from any of the risks listed herein, our existing insurance coverage may not continue to be available on acceptable terms or at all, and our insurers may deny coverage as to any future claims;
●	our cash and cash equivalents are held primarily at a single financial institution;
●	certain ongoing sales and use tax audits in various jurisdictions that involve issues that could result in unfavorable outcomes that cannot be currently estimated;
●	inflation in the general economy, upward wage pressures in the labor markets, supply disruptions, and higher costs of certain materials and key equipment components, and decreased supply of skilled labor; and
●	changes in assumptions underlying our critical accounting judgments and estimates. See “Risk Factors” on page 14 for a discussion of factors that may cause actual results to differ from our projections.

Item 1. Business

Organization and Overview

RPC is a Delaware corporation originally organized in 1984 as a holding company for several OFS companies and is headquartered in Atlanta, Georgia.

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of America, Rocky Mountain and Appalachian regions, and in selected international markets. RPC acts as a holding company for the following legal entity groupings: Cudd Energy Services, Cudd Pressure Control, Thru Tubing Solutions and Patterson Services. Selected overhead including centralized support services and regulatory compliance are classified as Corporate. RPC is further organized into Technical Services and Support Services, which are its operating segments. As of December 31, 2024, RPC had 2,597 employees.

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

Technical Services include RPC’s oil and gas services that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or to address well control issues. This operating segment consists primarily of pressure pumping, downhole tools, coiled tubing and cementing. Customers include major multi-national and independent oil and gas producers and selected nationally owned oil companies. The services offered under Technical Services are high capital and personnel intensive businesses. The common drivers of operational and financial success of these services include diligent equipment maintenance, strong logistical processes, and appropriately trained personnel who function well in a team environment. Technical Services are provided in all of RPC’s principal geographical markets.

Support Services include all of the services that provide (i) equipment offered off the well site without RPC personnel and (ii) services that are provided in support of customer operations off the well site such as classroom and computer training. The equipment and services offered include rental tools, drill pipe and related tools, pipe handling, pipe inspection and storage services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels. The primary drivers of operational success for Support Services are offering safe, high quality and in-demand equipment, as well as meeting customer needs and competitive marketing of such services. Customers primarily include domestic operations of independent oil and gas producers and major multi-nationals and selected nationally owned oil companies. Support Services are provided in all of RPC’s principal geographical markets.

A breakdown of segment and service line revenues and a brief description of the primary services follows:

		2024				2023				2022
				% of				% of				% of
		Revenues		Revenues		Revenues		Revenues		Revenues		Revenues
(in thousands)	0
Technical Services		$1,326,005		93.7%		$1,516,137		93.7%		$1,516,363		94.7%
Support Services		88,994	—	6.3	0.0%	101,337	—	6.3	0.0%	85,399	0	5.3
Total Revenues:		$1,414,999		100.0%		$1,617,474		100.0%		$1,601,762		100.0%

Pressure Pumping (Technical Services)		$587,051		41.5%		$771,542		54.5%		$846,939		59.9%
Downhole Tools (Technical Services)		386,085		27.3		397,341		28.1		374,081		26.4
Coiled Tubing (Technical Services)		135,175		9.6		152,484		10.8		140,889		10.0
Cementing (Technical Services)		110,730		7.8		64,481		4.6		21,178		1.5
Rental Tools (Support Services)		65,207		4.6		73,301		5.2		62,780		4.4
Other (both segments)		$130,751		9.2%		158,325		11.2%		$155,895		11.0%

Technical Services Segment

Pressure Pumping: 41.5% of 2024 total revenues. Services are provided to customers throughout Texas and the mid-continent regions of the United States, with a concentration in the Permian basin. We primarily provide pressure pumping services to customers to enhance the initial production of hydrocarbons in unconventional horizontal well formations. These formations require high volumes of stimulation fluids using a great deal of pressure pumping horsepower to complete the well. Since unconventional wells transitioned from vertical to a long (often 10,000 to over 20,000 feet) horizontal lateral, they require tools and drilling mechanisms that are flexible and can be steered once they are downhole. For these reasons, unconventional wells require more of RPC’s services, such as coiled tubing services and downhole tools, as described in subsections below.

Hydraulic Fracturing, often synonymous with pressure pumping, is performed to stimulate production of oil and natural gas by increasing the permeability of a shale formation. The fracturing process consists of pumping fluids and sand into a cased and perforated well at sufficient pressure to fracture the formation at desired locations and depths. When the pressure is released at the surface, the fluid returns to the well surface, but the proppant remains in the fracture, thus keeping it open to allow oil and natural gas to flow into the production tubing and to the surface.

RPC’s frac fleets are comprised of high pressure hydraulic pumps, powered by both diesel and dual-fuel engines, and ancillary equipment such as hoses, valves and blenders, and operational trailers to house personnel and computerized control systems. Pressure pumping equipment is typically truck or skid-mounted equipment for mobility. The Company ended 2024 with 10 horizontal fleets, of which 3 were Tier 4 DGB (dynamic gas blending, also referred to as dual-fuel as they can utilize both diesel and natural gas) and 3 were Tier 4 Diesel. Tier 4 is a set of regulations from the US Environmental Protection Agency (EPA) that aims to reduce harmful emissions from engines and generators. The Company intends to continue upgrading its equipment to Tier 4 DGB over time in response to the industry trending toward lower emission and more cost effective dual-fuel assets, but does not intend to increase its overall number of frac fleets.

Downhole Tools: 27.3% of 2024 total revenues. Services and proprietary downhole motors and other specialized tools, such as fishing devices, are provided to drilling and production operators to enable casing perforation and bridge plug drilling at the completion stage of an oil or gas well. Products are also used during workover operations. The services that Thru Tubing Solutions (TTS) provides are often proprietary solutions developed by the Company, for which the Company maintains an active intellectual property and patent program. Management believes Downhole Tools represents a differentiated service line with opportunities for technological innovation and new product development to drive growth. Examples of newly introduced products include a 3½ inch high performance downhole motor, as well as Unplug, a proprietary alternative solution to traditional bridge plugs using perforation pods to reduce inefficiencies and technical risks associated with traditional plugs.

Coiled Tubing: 9.6% of 2024 total revenues. Services involve the injection of a flexible steel pipe thousands of feet in length into a wellbore to conduct a variety of downhole tasks. Coiled tubing’s flexibility allows it to be steered through horizontal wellbores, while also being strong enough to convey tools or motors at the end of the tube. The hollow tube can convey fluid which powers a motor or may be needed to clean out a wellbore. Coiled tubing units are effective over great distances making them ideal for completion activities in the U.S. domestic market, where lateral lengths have been increasing.

Cementing: 7.8% of 2024 total revenues. The process of cementing includes developing a cement slurry formulated for a well’s unique characteristics, pumping the cement through the wellbore and into the space between the well casing and well bore. The pumping assets used in deploying the cement are the same/similar to the equipment used in hydraulic fracturing, making these operations complementary to our pressure pumping service line. The cement creates a barrier to protect the casing and prevent environmental contamination. In addition to completion uses, cementing can also be used to plug a well at the end of its life cycle. Effective July 1, 2023, the Company acquired Spinnaker, a leading provider of oilfield cementing services in the Permian and Mid-Continent basins. The Company’s cementing revenues increased during 2024 primarily due to the effect of owning Spinnaker for a full year.

Snubbing. Services involve using a hydraulic workover rig that permits an operator to repair damaged casing, production tubing and downhole production equipment while maintaining pressure on the well to minimize operational disruptions.

Nitrogen. Both oilfield customers and industrial users outside of the oilfield use these services to, for example, clean drilling and production pipe or purge non-oilfield industrial pipelines.

Well Control. Services include responding to and controlling oil and gas well emergencies, including blowouts and well fires, as well as supply the equipment, expertise and personnel necessary to restore affected oil and gas wells to production so that drilling operations can resume as promptly as safety permits.

Wireline. Services involve unwinding and lowering a spooled wire into a well, conveying various types of tools or equipment. Slick or braided lines are non-conductive and primarily for jarring objects into or out of a well, as in fishing or plug-setting operations. Electric lines carry a conductor line into a well allowing the use of electrically-operated tools such as perforators and bridge plugs. Wireline services can also be an integral part of the plug and abandonment process near the end of the life cycle of a well.

Support Services Segment

Rental Tools: 4.6% of 2024 total revenues. The Company rents specialized equipment for use with onshore and offshore oil and gas well completion, drilling and workover activities. The Company offers a broad range of rental tools including drill pipe and associated handling tools, blowout preventers and a variety of tool assemblages that provide well control. The equipment needed is in large part determined by the geological features of the production zone and the size of the well. Given the potentially significant range of equipment needs, operators and drilling contractors often find it more economical to supplement their tool and tubular assets with rental items instead of owning a complete set of assets.

Oilfield Pipe Inspection Services, Pipe Management and Pipe Storage. We provide in-house inspection services, inventory management and process control of tubing, casing and drill pipe for major oil companies and pipe producers.

Well Control School. Provides industry and government accredited training for the oil and gas industry, delivering various formats including conventional classroom training and interactive online training.

Refer to note to the consolidated financial statements titled Business Segment and Entity Wide Disclosures for additional financial information on our business segments.

Customers

RPC’s principal customers consist of major and independent oil and natural gas producing companies and can range in size from small and independent E&Ps to large (often public) integrated E&Ps. Smaller customers, often referred to as “spot” or “semi-dedicated” are generally less consistent in terms of demand for services but can increase their activities significantly during upcycles. These customers also often rely on OFS companies to provide materials, logistical support and expertise. These customers are typically highly price-sensitive and generally less focused on new equipment and ESG-related trends. Large customers have scale and often contract with OFS companies for “dedicated” fleets and offer more consistent demand and visibility. Their scale also means they can build their own infrastructure for power and water, acquire and develop high quality acreage due to access to capital, and invest in new technologies (both equipment and IT). RPC’s pressure pumping business is oriented toward spot and semi-dedicated customers in the Permian basin, while other service lines, such as downhole tools, cementing, coiled tubing and rental tools service both large and small customers across several major U.S. oil and gas basins.

Sales are generated by RPC’s business unit specific sales forces and through referrals from existing customers. We monitor the financial condition of these customers, their capital expenditure plans, and other indications of their drilling and completion activities. Due to the short lead time between ordering services or equipment and providing services or delivering equipment, there is no significant sales backlog.

One of our customers, a private E&P company, accounted for approximately 13% of the Company’s revenues in 2024; another private E&P company accounted for approximately 11% of the Company’s revenues in 2022. Amounts for customers that exceeded 10% of the Company’s revenues in 2024 and 2022 were primarily associated with the Company’s Technical Services segment. There were no other customers in 2022 or 2024, and no customers in 2023 exceeding 10% of revenues. In addition, there was one customer that was also primarily associated with the Company’s Technical Services segment that accounted for approximately 10% of accounts receivable as of December 31, 2023.

Suppliers

The Company’s suppliers mainly provide equipment and materials used across our service lines. We purchase hydraulic fracturing fleets, including pumps and ancillary components, trucks, sand, chemicals, and cement to support our pressure pumping and cementing service lines. We also procure flexible steel pipe used in coiled tubing. Generally speaking there are multiple suppliers for our key equipment and materials needs and we believe that these sources of supply are adequate to secure our demands at competitive prices.

Industry Overview & Key Themes

RPC provides its services primarily to domestic customers through a network of facilities strategically located to serve oil and gas drilling and production activities of its customers in Texas, the mid-continent, the southwest, the Gulf of America, the Rocky Mountain and the Appalachian regions. Demand for RPC’s services in the U.S. is volatile and fluctuates with current and projected price levels of oil and natural gas and activity levels in the oil and gas industry. Customer activity levels are influenced by their decisions about capital investment toward the development and production of oil and gas reserves. Over the years, the oil and gas industry’s cyclical nature has resulted in many OFS companies going bankrupt, ceasing operations, or being forced to get acquired. The Company believes its financial and operating discipline have resulted in longevity and financial success in an industry where downturns can have significant financial impacts on operator liquidity and economic sustainability.

Rig count. During 2024 the average U.S. rig count decreased 12.8% to 600 compared to the prior year. While oil and gas industry demand is influenced by many factors, the rig count is often used as a proxy for current and future industry activity. Oil and gas industry activity levels have historically been volatile, experiencing multiple cycles. The most recent significant recent downturn occurred following the onset of the COVID pandemic, with August 2020 marking the lowest U.S. domestic rig count in U.S. oilfield history at 250. Since that point, the industry began to rebound with strong U.S. economic activity, with the rig count reaching an average of 723 in 2022 and 688 in 2023, before trending even lower and averaging 600 during 2024. Over the past several years, there has been oil and gas price volatility sparked by uncertainties related to the Russian invasion of Ukraine, tensions in the Middle East related to Israel’s conflict in the Gaza Strip and continued uncertainty from OPEC+ regarding production levels. Furthermore, there is an increased likelihood that a potential rapid rise in the use of artificial intelligence would have significant energy consumption requirements and boost demand for power solutions many of which use oil and gas. Management believes these factors reinforce the attractiveness of the U.S. domestic oilfield due to its oil and natural gas reserves, political stability and downstream energy infrastructure.

Since the majority of RPC’s services are utilized at the completion stage of an oil or gas well’s life cycle, the Company closely monitors well completion trends in the U.S. domestic oilfield. As recently reported by the U.S. Energy Information Administration, reported well completions was 11,659 in 2024, a decrease of approximately 9% compared to 2023. Fluctuations in the prices of commodities, particularly the price of oil, and activity levels as measured by well completions, significantly impact RPC’s financial results. Of note, while there is a sense of energy industry optimism regarding the new presidential administration, which is generally considered to be “pro-business” and supportive of the domestic energy industry, there is limited visibility on a number of regulatory or policy developments and the impact those may have on our business.

	2024	2023	2022

Average U.S. domestic rig count	600	688	723
Average natural gas price (per thousand cubic feet (mcf))	$2.19	$2.54	$6.44
Average oil price (per barrel)	$76.60	$77.55	$94.89
Source: Baker Hughes, Inc., U.S. Energy Information Administration)

Efficiencies in pressure pumping. In the past decade, there have been significant improvements in the efficiency of OFS, with the end result being more oil and gas produced with less equipment. Several factors have contributed to asset efficiency, including the industry’s ability to accurately identify high yielding formations, drill faster and more effectively, complete wells more quickly, and extract the same amount of oil and gas with less rigs and service equipment. Pressure pumpers have also significantly increased pump hours per day, often to 20 to 22 of 24 hours, resulting in assets being “burned” faster and requiring quicker capital investment cycles. Furthermore, more wells are being drilled per pad, or site, each well is being drilled with longer laterals, now often extending several miles, and more stages are being completed within each lateral. All of these factors are increasing hydrocarbon output without creating a correlated increase in cost; however, cost efficiency savings have been disproportionately realized by the E&Ps rather than oilfield service companies. As a result of increased asset efficiency, the Company believes there is a general oversupply of OFS capacity, particularly in pressure pumping, which has created a high level of price competition as OFS companies seek to keep assets utilized.

Consolidation of E&Ps. The oil and gas industry is capital intensive and cyclical. As a result, operating and financial scale have significant benefits related to acquiring attractive land, investing in assets and infrastructure to efficiently extract hydrocarbons, leveraging scale across the value chain, and generating financial leverage to drive investor returns. The recent trend of consolidation among mid-to-large E&Ps has resulted in a more concentrated pool of larger, more powerful E&P companies. Also, as a result of E&P consolidation, there can be significant changes in an OFS company’s customer base, with customers often being acquired (risking loss of business) or making acquisitions (potential customer gains) across service lines. There is the potential for M&A activity to continue as well as become more frequent in the smaller E&P and OFS market.

Capital discipline by E&Ps. During the past cycle, E&P companies have taken a more disciplined approach to capital allocation of operating and free cash flow. They are maintaining steadier operations and not significantly accelerating or decelerating investment with commodity price cycles and providing a more significant and consistent return of capital to shareholders. This has taken the form of both dividends and share buybacks. This level of discipline is intended to boost overall investor returns, in part by limiting activity volatility and enabling more consistent free cash flow generation available to distribute. As a result, many large E&Ps are focused on developing and securing OFS partners who can meet their needs for scale and types of equipment across their large asset base. While the rig count has trended lower due to the efficiencies discussed above, capital discipline has reduced and should generally continue to reduce the volatility of the rig count over time.

Increased adoption of low-emission equipment. Pressure pumping requires emission-intensive equipment as it has historically been powered solely or primarily by diesel fuel. However, in recent years DGB and electric powered fleets have been increasingly adopted. Electric powered fleets use electric motors powered by lower-cost energy sources (e.g., natural gas converted on-site, compressed natural gas, or grid-supplied electricity) and offer reduced emissions compared to diesel fuel or DGB equipment. Electric assets are often desired by customers, especially large public companies, to achieve their ESG goals, while smaller independent E&Ps often place less value on ESG-related benefits. To date, RPC has not invested in electric fleets but is considering future investments in this area.

Low natural gas prices. In 2024 average natural gas prices decreased 13.8% compared to the prior year, despite strong performance in the second half of 2024. Flat consumption of natural gas in the United States has been met with increasing supply from high yielding gas shales and gas collected as byproduct from oil production. This abundant supply has resulted in low natural gas prices, thus reduced gas production activity. The Company believes the favorable long-term outlook for natural gas demand is sufficient for our customers to maintain natural gas-directed E&P activities. However, currently suppressed activity has resulted in OFS companies shifting assets out of gassy basins toward oil basins, resulting in more competition in the Company’s key service lines, particularly pressure pumping in the Permian basin.

Competition

RPC operates in highly competitive areas of the OFS industry. We offer our services and equipment in highly competitive markets, and the revenues and earnings generated are affected by changes in competitive prices for our services with supply and demand dynamics that can change rapidly. RPC competes with many large and small oilfield industry competitors, including the largest integrated OFS companies. The Company believes that the principal competitive factors in the market areas that it serves are price, product availability and quality of our equipment, service quality and reputation for safety and technical proficiency.

Following a period of strong demand and favorable pricing trends when the OFS industry rebounded off the COVID lows, pricing has become far more competitive. In recent years, improving completion services efficiency has served to increase effective capacity, and the Company believes current supply of most OFS exceeds demand. This has had the most significant impact on the Company’s pressure pumping service line, though all the Company’s Permian-focused operations have faced increased competition from assets shifting into the region from gassy basins where activity has been weak. By nature, OFS companies have high fixed costs and pricing competition to keep assets utilized is common.

The oil and gas services industry includes dominant global competitors including, among others, Halliburton Company, Baker Hughes Company, and Schlumberger Ltd. The industry also includes a number of other publicly traded peers whose operations are more similar to RPC, including Liberty Energy, Inc., Mammoth Energy Services, Inc., NCS Multistage Holdings, Inc., Nine Energy Services, Patterson-UTI Energy, Inc., ProFrac Holding Corp. and ProPetro Holding Corp., as well as numerous smaller, privately owned competitors. Increased demands for larger-scale and newer technology solutions, as well as business combinations among large oil and gas companies, are driving consolidation of our competitors in certain service lines.

Strategy

RPC’s primary objective is to create long-term shareholder value by delivering world-class OFS to our customers across all service lines, while exercising capital discipline and employing a conservative operational and financial approach. To achieve this objective, we plan to execute strategic investments, both organic and potential M&A, that we believe will increase our scale, diversify our product offering, expand our customer base and improve our profitability and cash flow. In assessing RPC’s strategy, financial condition and operating performance, management generally reviews results and trends related to revenues, asset utilization, pricing, cost structure, profitability, cash flows and the return on our invested capital. We also monitor industry-wide factors that impact customer activity levels, such as the prices of oil and natural gas, competitive activity, E&P activity and capital markets trends.

Our strategies can be broken down into 3 categories: operating, growth and capital allocation.

Operating strategy

●	Drive a culture of highly engaged, empowered, and appropriately incentivized employees
●	Provide safe, high quality, well-maintained, in-demand equipment and services to our customers through highly trained personnel and strong logistical support processes
●	Maintain a flexible cost structure that can respond quickly to volatile industry conditions and business activity levels
●	Optimize asset utilization to leverage direct and overhead costs with a focus on profitability and a bias to avoid burning our assets on low-return projects – i.e., idle fleets as appropriate
●	Develop new products and offer specialized services to differentiate ourselves in the marketplace

Growth strategy

●	Remain highly disciplined with respect to adding new incremental revenue-producing equipment
●	Invest selectively in our key service lines to upgrade technologies and capabilities
●	Acquire high-quality companies or assets that would increase our scale, diversify our key service lines, bolster our competencies, expand our customer base and deliver attractive financial returns; due to the fragmented nature of the oil and gas services industry, RPC believes a number of suitable acquisition opportunities exist
●	Direct growth investments toward domestic (versus international) operations because of attractive activity levels, competitive positioning and lower geopolitical risks

Capital allocation strategy

●	Maintain a conservative and low-cost capital structure, with an appropriate use of debt financing, to sustain operational strength and liquidity during industry downturns
●	Balance the use of cash invested in the Company (both organic and potential M&A) and returned to stockholders with strong alignment of management and shareholder interests
●	Continue paying regular quarterly dividends, though we do not currently intend to steadily grow the regular dividend, nor do we have a target payout ratio of net income or cash flow to dividends; given the capital intensity and cyclical nature of the business, we do not plan to return significant excess cash to investors through special dividends

●	Maintain a share buyback program to opportunistically repurchase stock in the open market in compliance with the federal securities laws and the applicable exchange listing requirements, if the Company believes our common stock represents an exceptional value

Human Capital

The table below shows the number of employees at December 31, 2024, and 2023:

At December 31,	2024	2023
Employees	2,597	2,691

The Company operates in a cyclical business where financial performance and headcount are influenced by, among other things, changes in oil and natural gas prices. The Company’s key human capital management objectives are focused on fostering talent in the following areas:

Workplace Inclusion - The company is committed to fostering a diverse and inclusive workforce, where employees collaborate toward a shared purpose. We uphold strong values, cultivate meaningful relationships, and maintain consistency in leadership and management. As part of our commitment to diversity, we actively recruit and hire recently discharged military personnel. The Board of Directors oversees these efforts through the Human Capital Management and Compensation Committee, which monitors compliance with applicable non-discrimination laws pertaining to race, gender, and other protected classes. The Committee regularly monitors these matters and provides updates to the Board as needed, with a minimum annual review.

Development and Training - The Company’s management team and all its employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. We have implemented and maintain a Code of Conduct to provide guidance for everyone associated with the Company, including its employees, officers, and directors (the Code). The Code prohibits unlawful or unethical activity, including discrimination, and directs our employees, officers, and directors to avoid actions that, even if not unlawful or unethical, might create an appearance of illegality or impropriety. The Code is updated annually and certain employees at the supervisory level and above are required to review the Code each year. Any reported non-compliance is followed up on and resolved, as appropriate. In addition, the Company provides annual training for preventing, identifying, reporting, and ending any type of unlawful discrimination. We also have escalation policies in place to address various issues including employee discrimination. The Company also provides a wide variety of opportunities for professional growth for all employees with in-classroom and online training, on-the-job experience, and counseling.

Compensation and Benefits - The Company focuses on attracting and retaining employees by providing compensation and benefit packages that are competitive in the market, taking into account the location and responsibilities of the job. We provide competitive financial benefits such as a 401(k) retirement plan with a company match and generally grant awards of restricted stock for certain of our salaried employees. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs that support their physical and mental health by providing tools and resources to help them improve or maintain their health status.

RPC has always believed in the long-term value of education and has demonstrated this belief through a college scholarship program for the children of employees. This program, which awards four-year college scholarships based on merit, parents' tenure and need, has invested more than $1.5 million to support hundreds of children of employees as they earn college degrees. A number of these college graduates have come to work for RPC and have followed their parents to become valuable employees.

RPC and its subsidiaries have regularly participated in efforts to support the communities in which we live. We have participated in the United Way Campaign in the city in which our corporate headquarters are located for more than 30 years. In addition, we have sponsored several emergency relief efforts following natural disasters, such as hurricanes and tornados, in communities in which our field offices are located.

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

RPC is making technology and process investments which reduce the number of employees on a job location and change the roles of the remaining employees in ways that reduce their exposure to safety hazards. We believe that this reduced exposure to active areas of a job location has led to fewer safety incidents.

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

RPC owns and leases regional and district facilities from which its OFS are provided to land-based and offshore customers. RPC’s principal executive offices in Atlanta, Georgia are leased. The Company has four primary administrative buildings, two leased facilities, one in each of The Woodlands, Texas, and Midland, Texas, that include the Company’s operations, engineering, sales and marketing headquarters, and two owned facilities, one in Houma, Louisiana that includes certain administrative functions and one in Newcastle, Oklahoma that includes certain administrative functions, operations, engineering, sales and equipment storage yards. RPC believes that its facilities are adequate for its current operations. For additional information with respect to RPC’s lease commitments, see note to the consolidated financial statements titled Leases.

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

At times our business has had a concentration of one or more major customers. One of our customers, a private E&P company, accounted for approximately 13% of the Company’s revenues in 2024; and another private E&P company accounted for approximately 11% of the Company’s revenues in 2022. There were no other customers in 2022 or 2024, and no customers in 2023 exceeding 10% of revenues. Amounts for customers that exceeded 10% of the Company’s revenues in 2024 and 2022 were primarily associated with the Company’s Technical Services segment. In addition, there was one customer that was also primarily associated with the Company’s Technical Services segment that accounted for approximately 10% of accounts receivable as of December 31, 2023. There were no customers that accounted for 10% or more of accounts receivable as of December 31, 2024. The reliance on a large customer for a significant portion of our total revenues exposes us to the risk that the loss or reduction in revenues from this customer, which could occur unexpectedly, could have a material and disproportionate adverse impact upon our revenues and operating results.

Our concentration of customers in one industry and periodic downturns may impact our overall exposure to credit risk and cause us to experience increased credit loss allowance for accounts receivable.

Substantially all of our customers operate in the energy industry. This concentration of customers in one industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and generally do not require collateral in support of our trade receivables. The periodic downturns that our industry experiences may adversely affect our customers' operations, which could cause us to experience increased credit losses for accounts receivable.

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

We operate in highly competitive areas of the OFS industry. The equipment and services in our industry segments are sold in highly competitive markets, and our revenues and earnings have in the past been affected by changes in competitive prices, fluctuations in the level of activity in major markets and general economic conditions. We compete with the oil and gas industry’s many large and small industry competitors, including the largest integrated oilfield service providers. We believe that the principal competitive factors in the market areas that we serve are product and service quality and availability, reputation for safety, technical proficiency and price. Although we believe that our reputation for safety and quality service is good, we cannot assure you that we will be able to maintain our competitive position.

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

Our operations are directly affected by the weather conditions in several domestic regions, including the Gulf of America, the Gulf Coast, the mid-continent, and the Appalachian region. Hurricanes and other storms prevalent in the Gulf of America and along the Gulf Coast during certain times of the year may also affect our operations, and severe hurricanes may affect our customers' activities for a period of several years. While the impact of these storms may increase the need for certain of our services over a longer period of time, such storms can also decrease our customers' activities immediately after they occur. Such hurricanes may also affect the prices of oil and natural gas by disrupting supplies in the short term, which may increase demand for our services in geographic areas not damaged by the storms. Prolonged rain, snow, fire or ice in many of our locations may temporarily prevent our crews and equipment from reaching customer work sites. Due to seasonal differences in weather patterns, our crews may operate more days in some periods than others. Accordingly, our operating results may vary from quarter to quarter, depending on the impact of these weather conditions.

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

Our operations in various international markets including, but not limited to, Africa, Canada, Argentina, Mexico, Latin America and the Middle East are subject to risks. These risks include, but are not limited to, political changes, expropriation, currency restrictions and changes in currency exchange rates, taxes, tariffs, boycotts and other civil disturbances. The occurrence of any one of these events could have a material adverse effect on our operations.

Increasing expectations from governments, customers, investors and other stakeholders regarding our environmental, social and governance (ESG) practices may affect our business, may create additional costs for us, or expose us to related risks.

Many companies are receiving greater attention from stakeholders regarding their ESG practices, as well as their oversight of relevant ESG issues. The various stakeholders are placing growing importance on our potential environmental and social issue risk exposure and the impact of our choices. Increased focus on ESG and related decision-making may negatively impact us as customers, investors and other stakeholders may choose not to work with us or may reallocate capital or decline to make an investment as a result of their assessment of our ESG practices. Companies that do not comport with, or do not adapt to, these evolving investor and stakeholder ESG-related expectations and standards, or that are assessed as not having responded appropriately to the growing focus on ESG matters, may have their brand and reputation harmed, and the Company or our stock price may be adversely affected even though we may be in full compliance with all relevant laws and regulations.

We have created and published certain voluntary disclosures regarding ESG matters and will continue to do so from time to time. To the extent that we report Green House Gas (GHG) emissions data, the methodologies that we use to calculate our emissions may change over time based upon changing industry standards. We note that standards and expectations regarding the processes for measuring and counting GHG emissions and GHG emission reductions are evolving, and it is possible that our approach to measuring our emissions may be considered inconsistent with common or best practices with respect to measuring and accounting for such matters. If our approaches to such matters fall out of step with common or best practice, we may be subject to additional scrutiny, criticism, regulatory and investor engagement or litigation, any of which may adversely impact our business, financial condition or results of operation.

Furthermore, the SEC has issued final rules, which are currently stayed pending judicial review; however, if implemented as proposed, these rules would, among other matters, establish a framework for reporting climate-related risks. To the extent that any rules ultimately implemented impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient. Furthermore, in November 2022, the U.S. Department of Labor adopted final rules that allow plan fiduciaries to consider climate change and other ESG factors when they select retirement investments and exercise shareholder rights, such as proxy voting. Should plan investors decide not to invest in us based on ESG factors, our business and access to capital may be negatively impacted. In 2023, the State of California enacted legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures starting as early as 2026, and other jurisdictions, domestically and internationally, are also considering various climate change disclosure requirements.

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

Our operations involve the use of vehicles and heavy equipment and exposure to inherent risks, including accidents, well blowouts, explosions, and fires. If any of these events were to occur, it could result in liability for personal injury and property damage, pollution or other environmental hazards or loss of production. Litigation may arise from an accident or catastrophic occurrence at a location where our equipment and services are used. This litigation could result in large claims for damages. The frequency and severity of such incidents will affect our operating costs, insurability and relationships with customers, employees, and regulators. These occurrences could have a material adverse effect on us. We maintain what we believe is prudent insurance protection. We cannot assure you that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims and assessments that may arise.

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

RPC’s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 61% of RPC’s outstanding shares of common stock as of February 14, 2025. As a result, these stockholders effectively control the operations of RPC, including the election of directors and approval of significant corporate transactions such as acquisitions and other matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over the Company at a premium.

The Controlling Group could take actions that could negatively impact our results of operations, financial condition or stock price.

The Controlling Group may from time to time and at any time, in their sole discretion, acquire or cause to be acquired, additional equity or other instruments of the Company, its subsidiaries or affiliates, or derivative instruments the value of which is linked to Company securities, or dispose or cause to be disposed, such equity or other securities or instruments, in any amount that the Controlling Group may determine in their sole discretion, through open market transactions, privately negotiated transactions or otherwise. In addition, depending upon a variety of factors, the Controlling Group may at any time engage in discussions with the Company and its affiliates, and other persons, including retaining outside advisers, concerning the Company’s business, management, strategic alternatives and direction, and in their sole discretion, consider, formulate and implement various plans or proposals intended to enhance the value of their investment in the Company. In the event the Controlling Group were to engage in any of these actions, our common stock price could be negatively impacted, such actions could cause volatility in the market for our common stock or could have a material adverse effect on our results of operations and our financial condition.

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

RPC’s certificate of incorporation, bylaws and other documents contain provisions including advance notice requirements for stockholder proposals and director nominations. These provisions may make a tender offer, change in control or takeover attempt that is opposed by RPC’s Board of Directors more difficult or expensive.

Risks Related to Digital Operations, Cybersecurity and Business Disruption.

Our operations rely on digital systems and processes that are subject to cyberattacks or other threats that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Our operations are dependent on digital technologies and services. We use these technologies and services for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Digital technologies are subject to the risk of cyberattacks, both from internal and external threats. Internal threats in cybersecurity are caused by the misuse of access to networks and assets by individuals within the Company by maliciously or negligently disclosing, modifying or deleting sensitive information. Individuals within the Company include current employees, contractors and partners. External threats in cybersecurity are caused by unauthorized parties attempting to gain access to our networks and assets by exploiting security vulnerabilities or through the introduction of malicious code, such as viruses, worms, Trojan horses and ransomware. In response to the risk of cyberattacks, we regularly review and update processes to prevent unauthorized access to our networks and assets and misuse of data. We provide regular security awareness training for appropriate employees, simulate phishing attempts and closely manage the accounts and privileges of all employees and contractors. In addition, we have adopted an established cybersecurity framework that provides significant risk management across several areas. We also maintain an up-to-date incident response plan to quickly address cybersecurity incidents. We have experienced unsuccessful cyberattack attempts to gain unauthorized access to our network. To date, these attacks have not had a material impact on our operations.

If our systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data, as well as, interruption of our business operations and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees and other third parties, and may result in claims against us. In addition, we may not have adequate insurance coverage to compensate for losses from any of the risks listed herein, our existing insurance coverage may not continue to be available on acceptable terms or at all, and our insurers may deny coverage as to any future claims. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

We are implementing a new Enterprise Resource Planning system (ERP), and challenges with the implementation of the system may impact our business and operations.

We are beginning the process of a multi-year implementation of a new ERP. The implementation will require the integration of the new ERP with multiple new and existing information systems and business processes and needs to be designed to accurately maintain our books and records and provide information to our management teams for the operation of the business. The implementation of our new ERP will require new procedures and certain modifications to our disclosure controls and procedures and internal control over financial reporting and it will take time for such procedures and controls to become mature in their operation. If we are unable to adequately implement and maintain procedures and controls relating to our new ERP, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact our assessment of the effectiveness of our internal controls over financial reporting.

General Risks.

Our common stock price has been volatile.

Historically, the market price of common stock of companies engaged in the oil and gas services industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

RPC approaches cybersecurity as an enterprise-wide risk and has created an accountability framework that includes oversight of cybersecurity risks. We have implemented policies and processes designed to detect, prevent, and respond to cybersecurity incidents. To help guide its overall program, RPC has adopted the Center for Internet Security (CIS) framework, which provides prioritized guidance to help defend systems and networks against the most prevalent cyber-attacks as well as support for a Zero Trust. RPC has created a cross-departmental team to screen Company vendors (also known as partners and managed service providers) for vulnerabilities on their own systems and compliance with RPC’s policies and procedures, to mitigate risks potentially caused by third party breaches.

As part of its Standard Operating Procedures, RPC has adopted Incident Response Policy (IRP), Data Classification and Handling Policy, and other policies regarding key areas of information security. These policies are reviewed periodically and updated as needed to address emerging risks or gaps in compliance. The IRP also includes guidance on internal and external escalation in the event of an incident or breach. RPC has not experienced a material cybersecurity incident to date. If a material cybersecurity breach occurs, the incident will be reviewed by the cybersecurity team to determine whether further escalation is appropriate. Any incident assessed as potentially being or becoming material will immediately be escalated for further assessment and reported to designated members of our executive leadership team and if deemed necessary, the Board of Directors. The IRP provides for consultation with outside legal counsel and our independent registered public accounting firm as appropriate, including on materiality analysis and disclosure matters, to make the final materiality determination regarding disclosure and other compliance decisions.

The Company maintains a cyber liability insurance policy that is designed to cover certain expenses, business losses, business interruption, and fines and penalties associated with a data breach or other similar incident. Cyber liability insurance also provides coverage in the event of a ransomware attack including assistance in the timely remediation of material cyberattacks and incidents.

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

Governance

Role of the Board

On an annual basis, the Board reviews and approves the overall enterprise risk management approach and processes implemented by management to identify, assess, manage, and mitigate risk. The Board has delegated its responsibility for oversight of the Company’s cybersecurity and information security framework and risk management to the Audit Committee. The Audit Committee receives information and updates at least quarterly and actively engages with senior leaders with respect to the effectiveness of the Company’s cybersecurity and information security framework, data privacy, and risk management. In addition, the Audit Committee receives reports summarizing threat detection and mitigation plans, audits of internal controls, training and certification, and other cyber related priorities and initiatives, as well as timely updates from senior leaders on material incidents relating to information systems security, including cybersecurity incidents. The Audit Committee includes members with experience in risk management including risks related to cybersecurity.

Role of Management

RPC’s cybersecurity program is overseen by the Chief Information Officer (CIO) as well as several key members of RPC’s Enterprise Technology team. These key leaders collectively have over 50 years of experience in network security, cybersecurity and enterprise risk management. The Chief Executive Officer and CIO receive regular updates on cybersecurity matters, results of mitigation efforts related to existing risks and cybersecurity incident response and remediation. These leaders communicate closely with members of RPC’s Information Security Committee (ISC) which oversees the adopted CIS Control Framework, governs the Company’s information security programs and monitors the effectiveness of the Company’s cybersecurity and technology risk management practices. In addition, ISC provides oversight to align security strategies with business objectives. The Company also maintains business continuity and disaster recovery plans.

Item 2. Properties

RPC owns or leases approximately 90 offices and operating facilities. The Company leases approximately 21,200 square feet of office space in Atlanta, Georgia that serves as its headquarters, a portion of which is allocated and charged to Marine Products Corporation. For additional information see note titled Related Party Transactions. The lease agreement on the headquarters is effective through May 2031. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities used in our operations are as follows:

Owned Locations
Broussard, Louisiana — Operations, sales and equipment storage yard
Elk City, Oklahoma — Operations, sales and equipment storage yard
Houma, Louisiana — Administrative office
Channelview, Texas — Pipe storage yard and inspection services
Newcastle, Oklahoma — Operations, sales and administrative offices
El Reno, Oklahoma — Operations, sales and administrative offices
Pleasanton, Texas — Operations, sales and administrative offices

Leased Locations
Midland, Texas — Operations, sales and administrative offices
Seminole, Oklahoma — Pumping services facility
The Woodlands, Texas — Operations, sales and administrative office
Odessa, Texas — Pumping services facility
Hobbs, New Mexico— Operations, sales and administrative office
Atlanta, Georgia — Headquarters

Item 3. Legal Proceedings

RPC is a party to various routine legal proceedings primarily involving commercial claims, employee liability and workers’ compensation claims and claims for personal injury. RPC insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will, in every case, fully indemnify RPC against liabilities arising out of pending and future legal proceedings related to its business activities. RPC is also subject to sales and use tax audits in various jurisdictions. While the outcome of these lawsuits, legal proceedings, claims and audits cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on RPC’s business or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES. As of February 14, 2025, there were 216,057,711 shares of common stock outstanding and approximately 26,000 beneficial holders of our common stock.

Dividends

On January 28, 2025, the Board of Directors declared a $0.04 per share cash dividend payable March 10, 2025, to stockholders of record at the close of business on February 10, 2025. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

Issuer Purchases of Equity Securities

Shares repurchased by the Company and affiliated purchasers in the fourth quarter of 2024 are outlined below.

				Total Number	Maximum
				of Shares (or	Number (or
				Units)	Approximate
				Purchased as	Dollar Value) of
				Part of	Shares (or Units)
	Total Number of		Average Price	Publicly	that May Yet Be
	Shares		Paid Per	Announced	Purchased Under
	(or Units)		Share	Plans or	the Plans or
Period	Purchased		(or Unit)	Programs (1)	Programs (2)

October 1, 2024, to October 31, 2024	—		$—	—	12,768,870
November 1, 2024, to November 30, 2024	—		—	—	12,768,870
December 1, 2024, to December 31, 2024	1,590	(1)	6.36	—	12,768,870
Totals	1,590		$6.36	—	12,768,870

(1) Represents shares repurchased by the Company in connection with taxes related to vesting of certain restricted shares.

(2) The Company has a stock buyback program initially adopted in 1998 (and subsequently amended in 2013, 2021 and 2023) that authorized the repurchase of up to 49,578,125 shares in the aggregate. There were no shares purchased on the open market during the fourth quarter of 2024 and 12,768,870 shares remained available to be repurchased under the current authorization as of December 31, 2024. Currently the program does not have a predetermined expiration date.

Performance Graph

The following graph shows a five-year comparison of the cumulative total stockholder return based on the performance of the stock of the Company, assuming dividend reinvestment, as compared with both a broad equity market index and an industry or peer group index. The indices included in the following graph are the Russell 2000 Index (Russell 2000), the Philadelphia Oil Service Index (OSX), and a peer group which includes companies that are considered peers of the Company (the Peer Group). The Company has voluntarily chosen to provide both an industry and a peer group index.

The Company was a component of the Russell 2000 during 2024. The Russell 2000 is a stock index measuring the performance of the small-cap segment of the US equity universe. The components of the index had a weighted average market capitalization in 2024 of $3.6 billion, and a median market capitalization of $987 million. The Russell 2000 was chosen because it represents companies with comparable market capitalizations to the Company, and because the Company is a component of the index. The OSX is a stock index of 15 companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services. The Company is not a component of the OSX, but this index was chosen because it represents a large group of companies that provide the same or similar equipment and services as the Company. The companies included in the Peer Group are Halliburton Company, Oil States International, Inc., Patterson-UTI Energy, Inc., Liberty Energy, Inc. and ProPetro Holding Corp. The companies included in the Peer Group have been weighted according to each respective issuer's stock market capitalization at the beginning of each year. The peer group used in the immediately preceding fiscal year (the Former Peer Group) included Halliburton Company, Oil States International, Inc., Patterson-UTI Energy, Inc. and Liberty Energy Inc. ProPetro Holding Corp. is included for this fiscal year because it operates similar service lines in similar domestic markets as the Company and has sufficient trading history to be included for this fiscal year.

	December 31,
Company/Index	2019	2020	2021	2022	2023	2024

RPC, Inc. Common Stock	100	60	87	170	142	119
Russell 2000 Index	100	120	138	110	128	143
Philadelphia Oil Service Index (OSX)	100	58	70	113	115	102
Peer Group	100	75	91	158	145	117
Former Peer Group	100	76	91	160	149	118

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presentation

The following discussion should be read in conjunction with Selected Financial Data and the consolidated financial statements included elsewhere in this document. See also Forward-Looking Statements on page 3. Discussions of year-to-year comparisons of 2023 and 2022 items that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 on our Annual report on Form 10-K for the year ended December 31, 2023, which Item is incorporated herein by reference.

Overview

RPC, Inc. provides a broad range of specialized OFS primarily to independent and major oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of America, Rocky Mountain and Appalachian regions, and in selected international markets. The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells.

Several key trends discussed above in Item 1., Business, were key drivers of the Company’s results in 2024:

●	Generally lower industry activity, including a 12.8% decline in the rig count and a decrease in the total number of well completions.
●	Lower energy prices, which limits the profit incentive for our customers to use our (and our competitors) oilfield services, including pressure pumping and other ancillary product and service offerings.
●	Continued efficiencies of oilfield equipment allowing the industry to extract the same or more hydrocarbons with the same or fewer assets. This has resulted in an oversupply of OFS capacity and led to increased price competition.
●	Trend toward lower emissions equipment, typically dual fuel or electric assets; the Company has multiple Tier 4 dual fuel frac fleets which have maintained stronger utilization than legacy Tier 2 assets. The Company does not currently offer electric frac fleets.
●	E&P consolidation (See section titled Industry Overview and Key Themes in Item 1., Business, for more detail) has resulted in the loss of some customers.

Revenues during 2024 totaled $1.4 billion, a decrease of 12.5% compared to 2023. This decrease was primarily due to lower industry activity levels across service lines and competitive pricing. The Company’s pressure pumping revenues (largest service line within Technical Services) were the largest contributor to the revenue decrease.

Operating Profit for 2024 was $97.5 million, a 60.2% decrease compared to the prior year. This decrease is primarily due to lower industry activity levels, competitive pricing and reduced fixed cost absorption.

Net income for 2024 was $91.4 million, or $0.43 earnings per share compared to net income of $195.1 million, or $0.90 earnings per share in 2023.

Cash flows from operating activities increased to $349.4 million in 2024 compared to $394.8 million in 2023. During 2024, capital expenditures totaled $219.9 million which included the purchase of a new Tier 4 dual-fuel fleet, coupled with capitalized maintenance and upgrades of our existing equipment.

As of December 31, 2024, there were no outstanding borrowings under our credit facility.

How We Evaluate Our Operations

We use Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) Adjusted EBITDA, Adjusted EBITDA margin and Free cash flow, all non-GAAP measures, to evaluate and analyze the operating performance of our businesses.

We believe that EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Free cash flow are important indicators of performance. Adjusted EBITDA is defined as EBITDA, adjusted for unusual (income)/expenses. Adjusted EBITDA margin reflects Adjusted EBITDA as a percentage of revenues. Management believes that EBITDA, Adjusted EBITDA and Adjusted EBITDA margin enable investors to compare the operating performance of our core business consistently over various time periods without regard to changes in our capital structure. Management believes that Free cash flow, which measures our ability to generate needed cash from business operations, is an important financial measure for evaluating RPC’s financial condition. Our definition of Free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures, since the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions.

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income/(loss), operating income/(loss), and related margins, or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America (GAAP). Similarly, Free cash flow should be considered in addition to, rather than as a substitute for GAAP presentation of net cash provided by operating activities, as a measure of our financial condition.

See Non-GAAP Financial Measures below for a reconciliation of EBITDA and Adjusted EBITDA to net income, and Adjusted EBITDA margin to net income margin, the most directly comparable financial measure calculated and presented in accordance with GAAP and a reconciliation of Free Cash Flow to Operating Cash Flow, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations

	2024	2023	2022
(in thousands, except for percentages)
Revenues by business segment:
Technical	$1,326,005	$1,516,137	$1,516,363
Support	88,994	101,337	85,399
Total revenue	$1,414,999	$1,617,474	$1,601,762

Cost of revenues (exclusive of depreciation and amortization shown separately below)	$1,036,648	$1,089,519	$1,088,115
Selling, general and administrative expenses	156,437	165,940	148,573
Pension settlement charges	—	18,286	2,921
Depreciation and amortization	132,575	108,123	83,017
Gain on disposition of assets	(8,199)	(9,344)	(8,804)
Other income, net	(2,854)	(3,035)	(1,135)
Interest expense	724	341	614
Interest income	(13,134)	(8,599)	(1,171)
Income tax provision	21,358	61,130	71,269
Net income	$91,444	$195,113	$218,363

Net income margin	6.5%	12.1%	13.6%
Net cash provided by operating activities	$349,386	$394,763	$201,286

Non-GAAP Financial Measures
Adjusted EBITDA	$232,967	$374,394	$375,013
Adjusted EBITDA margin	16.5%	23.1%	23.4%
Free cash flow	$129,456	$213,758	$61,734

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

Revenues. Revenues of $1.4 billion for 2024 decreased 12.5% compared to 2023, with both Technical Services segment and Support Services segment revenues each declining. The decrease in revenues is primarily due to lower industry activity levels across service lines and competitive pricing. Revenues for pressure pumping, the Company’s largest service line, decreased 24%, while all other service lines combined decreased 2%.

Technical Services segment revenues of $1.3 billion for 2024 decreased 12.5% compared to the prior year. The decrease in Technical Services revenue was primarily due to a decrease in pressure pumping activity and price competition. The decline in pressure pumping, as well as lower revenues in coiled tubing, were partially offset by growth in cementing. Cementing revenue increased compared to 2023 as the Company benefitted from a full year of results from the mid-2023 acquisition of Spinnaker. Support Services segment revenues for 2024 decreased by 12.2% compared to the prior year, primarily due to lower activity levels within rental tools.

Cost of revenues. Cost of revenues decreased 4.9% to $1.0 billion for 2024 compared to the prior year. Cost of revenues decreased primarily due to reduced expenses consistent with lower activity levels, such as materials and supplies expenses and maintenance and repairs expenses. These costs decreased less than the revenue decrease given the fixed nature of some of these costs, including labor, and the timing of maintenance and repairs. In accordance with SAB Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $120.6 million for 2024, compared to $97.7 million in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $156.4 million in 2024 compared to $165.9 million in the prior year. The decrease was primarily due to a decrease in variable expenses consistent with lower activity levels as well as lower incentive compensation.

Depreciation and amortization. Depreciation and amortization increased 22.6% to $132.6 million in 2024, compared to $108.1 million in 2023. Depreciation and amortization increased due to capital expenditures in the past year, and to some extent from investments made during 2023 (2024 had a full year of depreciation of those assets versus a partial year in 2023). In addition to standard capital spending on repairs, maintenance, replacements, and upgrades, the Company purchased a Tier 4 dual fuel frac fleet in both 2023 and 2024. The incremental depreciation related to these investments was a key driver in the depreciation increase in 2024.

Gain on disposition of assets, net. Gain on disposition of assets, net was $8.2 million in 2024 compared to a gain on disposition of assets, net of $9.3 million in 2023. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $2.9 million in 2024 compared to other income, net of $3.0 million in the prior year.

Interest expense and interest income. Interest expense was $724 thousand in 2024 compared to $341 thousand in the prior year. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan origination costs. Interest income increased to $13.1 million compared to $8.6 million in the prior year due to higher average cash balances.

Income tax provision. Income tax provision was $21.4 million during 2024, compared to $61.1 million tax provision in the prior year. The effective provision rate was 18.9% for 2024, compared to a 23.9% effective provision rate for the prior year. The decrease in the effective tax rate in 2024 compared to the prior year is due to the strong impact of beneficial discrete adjustments on a decreased pretax income.

Net income, net income margin and diluted earnings per share. Net income was $91.4 million in 2024, or $0.43 diluted earnings per share, compared to net income of $195.1 million in 2023, or $0.90 diluted earnings per share. Net income margin was 6.5% for 2024, compared to 12.1% in 2023.

Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA was $233.0 million, and Adjusted EBITDA margin was 16.5% in 2024 compared to $374.4 million and 23.1% in 2023. The decline in 2024 was primarily due to lower revenues, associated negative operating leverage and fixed cost absorption.

Cash provided by operating activities and Free cash flow. Cash provided by operating activities decreased to $349.4 million in 2024, from $394.8 million in 2023. Free cash flow decreased to $129.5 million in 2024, from $213.8 million in 2023 primarily due to a decrease in cash provided by operating activities, driven by lower net income partially offset by favorable working capital changes. Free cash flow in 2024 was also impacted by an increase in capital expenditures.

Non-GAAP Financial Measures

Reconciliation of GAAP and non-GAAP Financial Measures

Disclosed above are non-GAAP financial measures of EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, and Free cash flow. These measures should not be considered in isolation or as a substitute for performance or liquidity measures prepared in accordance with GAAP.

A non-GAAP financial measure is a numerical measure of financial performance, financial position, or cash flows that either 1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statements of operations, balance sheet or statement of cash flows, or 2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

Set forth below are reconciliations of these non-GAAP measures with their most directly comparable GAAP measures.

(Unaudited)	Year ended
	December 31,		December 31,		December 31,
(In thousands)	2024	0	2023	0	2022
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$91,444		$195,113		$218,363
Adjustments:
Add: Income tax provision	21,358		61,130		71,269
Add: Interest expense	724		341		614
Add: Depreciation and amortization	132,575		108,123		83,017
Less: Interest income	13,134		8,599		1,171
EBITDA	$232,967		$356,108		$372,092
Add: Pension settlement charges	—		18,286		2,921
Adjusted EBITDA	$232,967		$374,394		$375,013

Revenues	$1,414,999		$1,617,474		$1,601,762

Net income margin	6.5%		12.1%		13.6%

Adjusted EBITDA margin	16.5%		23.1%		23.4%

(Unaudited)	Year ended December 31,
(In thousands)	2024	2023
Reconciliation of Operating Cash Flow to Free Cash Flow
Net cash provided by operating activities	$349,386	$394,763
Capital expenditures	(219,930)	(181,005)
Free cash flow	$129,456	$213,758

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $326.0 million as of December 31, 2024, $223.3 million as of December 31, 2023, and $126.4 million as of December 31, 2022.

	Year ended December 31,
	2024	2023
(In thousands)
Net cash provided by operating activities	$349,386	$394,763
Net cash used for investing activities	(201,551)	(241,712)
Net cash used for financing activities	(45,170)	(56,165)

Cash provided by operating activities for the year ended December 31, 2024, decreased by $45.4 million compared to the year ended December 31, 2023, primarily due to a decrease in net income, partially offset by favorable changes in working capital. Changes in working capital was a source of cash of $116.7 million for the year ended December 31, 2024, compared to a source of cash of $57.8 million in the same period last year. Changes in working capital was a significant source of cash in the current year primarily due to the following: a decrease of $47.9 million in taxes receivable including a $52.8 million federal tax refund received during the second quarter of 2024, coupled with a $48.0 million decrease in accounts receivable. The changes in accounts receivable and the other components of working capital were primarily due to the timing of payments and receipts.

Cash used for investing activities for 2024 decreased by $40.2 million compared to 2023, primarily due to the purchase of Spinnaker during 2023 (as there were no acquisitions in 2024). Capital expenditures were $219.9 million for the year ended December 31, 2024, compared to $181.0 million for the year ended December 31, 2023. Capital investments during 2024 included the purchase of a Tier 4 dual fuel pressure pumping fleet, which replaced a Tier 2 diesel fleet. In addition, certain capital spending items were delayed from 2023 into 2024, which was a contributing factor to the year-over-year increase.

Cash used for financing activities for 2024 decreased by $11.0 million primarily due to a decrease in repurchases of the Company’s common shares in the open market. The Company paid $34.4 million in dividends and repurchased $9.9 million of common stock in 2024 compared to $34.6 million in dividends paid and $21.1 million of common stock repurchased in 2023.

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

The Company currently has a $100.0 million revolving credit facility that matures in June 2027. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company's 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors. The Credit Agreement’s maturity date is June 22, 2027, and the interest rate is based on Term Secured Overnight Financing Rate (Term SOFR). In addition, the terms of the agreement have a 1.00% per annum floor for Base Rate borrowings and permits the issuance of letters of credit in currencies other than U.S. dollars. As of December 31, 2024, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.3 million; therefore, a total of $83.7 million of the facility was available. The Company is currently in compliance with the credit facility financial covenants. For additional information with respect to RPC’s facility, see note to the consolidated financial statements titled Long-Term Debt.

Cash Requirements

The Company currently expects capital expenditures to be between $150 million and $200 million in 2025 and to be directed towards both capitalized maintenance of our existing equipment and selected growth opportunities. The Company is allocating capital to maintain the capacity of our pressure pumping fleet to offset anticipated future fleet retirements and is evaluating future investments and options to further upgrade our equipment across the business.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are probable and can be reasonably estimated. There are issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market, including an additional 8,000,000 shares authorized for repurchase by the Board of Directors in 2023. There were 1,010,258 shares repurchased on the open market during 2024, and 12,768,870 shares remained available to be repurchased under the current authorization as of December 31, 2024. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies. The stock buyback program does not have a predetermined expiration date. For additional information with respect to RPC’s stock buyback program, see note to the consolidated financial statements titled Cash Paid for Common Stock Purchased and Retired.

In the fourth quarter of 2024, the Board of Directors approved the termination of the Supplemental Executive Retirement Plan (SERP). Pursuant to the Internal Revenue Service rules, participant balances will be distributed between 12 and 24 months after termination. The Company is currently evaluating its funding options and timing to distribute participant balances.

In the fourth quarter of 2024, the Company entered into a multi-year systems transformation program to upgrade our ERP and supply chain systems. We are currently in the early phases and expensed the majority of non-recurring costs incurred in 2024. We plan to continue the ERP implementation through a phased approach with costs being incurred over the next few years.

On January 28, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable March 10, 2025, to common stockholders of record at the close of business on February 10, 2025. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices and employ skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressure in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide services to the Company’s customers. In recent years, the price of labor and raw materials have increased. These cost increases have moderated but remain high by historical standards.

Outlook

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity and can be impacted by economic and policy developments as well as geopolitical disruptions, such as the continuing conflicts in the Middle East as well as Russia and Ukraine. RPC believes that oil prices currently remain above levels sufficient to motivate our customers to maintain drilling and completion activities. Long-term, projected steady higher demand for oil and natural gas should drive increased activity in most of the basins in which RPC operates.

We continue to monitor the supply and demand for our services and the competitive environment, including trends such as increasing customer preferences for lower emission and more efficient equipment. Increased asset efficiency in recent years of oilfield completion fleets, particularly in pressure pumping, has inherently contributed to oversupply in the OFS market. We believe that most of the feasible operating efficiency gains have been realized, but competition is expected to remain at a high level.

Contractual Obligations

The Company’s obligations and commitments that require future payments include certain non-cancelable leases, purchase obligations, amounts related to the usage of corporate aircraft, distribution related to SERP terminations, ongoing ERP implementation and other long-term liabilities. We expect to fund these obligations primarily through cash generated from our operations. See note titled Leases and note titled Employee Benefit Plans in the Notes to consolidated financial statements for additional details.

Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements.

Related Party Transactions

See note titled Related Party Transactions in the Notes to consolidated financial statements for a description of related party transactions.

Critical Accounting Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require significant judgment by management in selecting the appropriate assumptions for calculating accounting estimates. These judgments are based on our historical experience, terms of existing contracts, trends in the industry, and information available from other outside sources, as appropriate. Senior management has discussed the development, selection and disclosure of its critical accounting estimates requiring significant judgments and estimates with the Audit Committee of our Board of Directors. The Company believes the following critical accounting estimates involve estimates that require a higher degree of judgment and complexity:

Credit loss allowance for accounts receivable — Substantially all of the Company’s receivables are due from oil and gas E&Ps in the United States, selected international locations and foreign, nationally owned oil companies. Our credit loss allowance is determined using a combination of factors to estimate the risk of uncollectibility so that our receivables are appropriately stated. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Credit loss allowance for accounts receivable is recorded in selling, general and administrative expenses. Accounts are written off against the allowance when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery, thereby causing credit loss allowance to fluctuate significantly from period to period. Recoveries were insignificant in 2024, 2023 and 2022. We record specific provisions when we become aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to a customer change, our estimate of the realizability of the receivable would be further adjusted, either upward or downward.

The estimated credit loss allowance is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region. In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables which we adjust periodically based on management judgment and the economic strength of our customers. The net credit loss allowance as a percentage of revenues ranged from 0.4% to 0.8% over the last three years. Increasing or decreasing the estimated general reserve percentage by 0.50 percentage points as of December 31, 2024, would have resulted in a change of approximately $1.1 million in the recorded provision for current expected credit losses.

Insurance expenses — RPC self-insures certain risks related to general liability, workers’ compensation, vehicle, property, and employee health insurance costs, up to policy-specified deductible limits. For employee health insurance, RPC maintains stop-loss coverage to limit its financial exposure on high-cost claims. The estimated cost of claims under these self-insurance programs is accrued as incurred, though actual settlement may occur in future periods. These estimates may be adjusted over time based on claim developments. Any portion of outstanding claims expected to be paid beyond one year is classified as long-term accrued insurance expenses. These claims are monitored, and the cost estimates are revised as developments occur relating to such claims. The Company has retained an independent third-party actuary to assist in the calculation of a range of exposure for these claims. As of December 31, 2024, the Company estimates the range of exposure to be from $17.8 million to $22.3 million. The Company has recorded liabilities as of December 31, 2024, of $20.1 million, which represents management’s best estimate of probable loss.

Long-lived assets including goodwill — RPC carries a variety of long-lived assets on its balance sheet including property, plant and equipment and goodwill. Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The Company conducts impairment tests on goodwill annually during the fourth quarter, or more frequently if events or changes in circumstances indicate an impairment may exist. The Company completes a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Assessment of goodwill impairment is conducted at the level of each reporting unit. Technical Services and Support Services, comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. The fair value of each reporting unit is estimated using an income approach and a market approach. The income approach uses discounted cash flow analysis based on management’s short-term and long-term forecast of operating performance. This analysis includes significant assumptions regarding discount rates, revenue growth rates, expected profitability margins, forecasted capital expenditures and the timing of expected future cash flows based on market conditions. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is measured and recorded.

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

Impact of Recent Accounting Pronouncements

See note titled Significant Accounting Policies in the Notes to the consolidated financial statements, which is incorporated herein by reference for a description of recent accounting standards, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its revolving credit facility. As of December 31, 2024, there were no outstanding interest-bearing advances on our credit facility which bore interest at a floating rate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2024.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2024, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 33.

/s/ Ben M. Palmer	/s/ Michael L. Schmit
Ben M. Palmer President and Chief Executive Officer	Michael L. Schmit Vice President, Chief Financial Officer and Corporate Secretary

Atlanta, Georgia
February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.

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
February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Atlanta, Georgia
February 28, 2025

CONSOLIDATED BALANCE SHEET

RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

	December 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$325,975	$223,310
Accounts receivable, net of allowance for credit losses of $7,906 as of December 31, 2024 and $7,109 as of December 31, 2023	276,577	324,915
Inventories	107,628	110,904
Income taxes receivable	4,332	52,269
Prepaid expenses	16,136	12,907
Other current assets	2,194	2,768
Total current assets	732,842	727,073
Property, plant and equipment, less accumulated depreciation of $860,227 as of December 31, 2024 and $810,933 as of December 31, 2023	513,516	435,139
Operating lease right-of-use assets	27,465	24,537
Finance lease right-of-use assets	4,400	1,036
Goodwill	50,824	50,824
Other intangibles, net	13,843	12,825
Retirement plan assets	30,666	26,772
Other assets	12,933	8,639
Total assets	$1,386,489	$1,286,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$84,494	$85,036
Accrued payroll and related expenses	25,243	30,956
Accrued insurance expenses	7,942	5,340
Accrued state, local and other taxes	3,234	4,461
Income taxes payable	446	275
Unearned revenue	45,376	15,743
Current portion of operating lease liabilities	7,108	7,367
Current portion of finance lease liabilities and finance obligations	3,522	375
Accrued expenses and other liabilities	4,548	2,304
Total current liabilities	181,913	151,857
Long-term accrued insurance expenses	12,175	10,202
Retirement plan liabilities	24,539	23,724
Deferred income taxes	58,189	51,290
Long-term operating lease liabilities	21,724	18,600
Long-term finance lease liabilities	559	819
Other long-term liabilities	9,099	7,840
Total liabilities	308,198	264,332
Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 214,942,138 and 215,026,458 shares issued and outstanding in 2024 and 2023, respectively	21,494	21,502
Capital in excess of par value	—	—
Retained earnings	1,059,625	1,003,380
Accumulated other comprehensive loss	(2,828)	(2,369)
Total stockholders’ equity	1,078,291	1,022,513
Total liabilities and stockholders’ equity	$1,386,489	$1,286,845

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2024	2023	2022
Revenues	$1,414,999	$1,617,474	$1,601,762
COSTS AND EXPENSES:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,036,648	1,089,519	1,088,115
Selling, general and administrative expenses	156,437	165,940	148,573
Pension settlement charges	—	18,286	2,921
Depreciation and amortization	132,575	108,123	83,017
Gain on disposition of assets, net	(8,199)	(9,344)	(8,804)
Operating income	97,538	244,950	287,940
Interest expense	(724)	(341)	(614)
Interest income	13,134	8,599	1,171
Other income, net	2,854	3,035	1,135
Income before income taxes	112,802	256,243	289,632
Income tax provision	21,358	61,130	71,269
Net income	$91,444	$195,113	$218,363

Earnings per share
Basic	$0.43	$0.90	$1.01
Diluted	$0.43	$0.90	$1.01

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

RPC, INC. AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2024	2023	2022
Net income	$91,444	$195,113	$218,363
Other comprehensive income (loss):
Pension settlement and adjustment, net of tax	—	17,307	764
Foreign currency translation	(459)	263	5
Comprehensive income	$90,985	$212,683	$219,132

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

RPC, INC. AND SUBSIDIARIES

(in thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2021	215,629	$21,563	$—	$640,936	$(20,708)	$641,791
Stock issued for stock incentive plans, net	1,139	114	6,261	—	—	6,375
Stock purchased and retired	(159)	(16)	(6,261)	5,359	—	(918)
Net income	—	—	—	218,363	—	218,363
Pension adjustment, net of taxes	—	—	—	—	764	764
Foreign currency translation	—	—	—	—	5	5
Dividends ($0.04 per share)	—	—	—	(8,645)	—	(8,645)
Balance, December 31, 2022	216,609	21,661	—	856,013	(19,939)	857,735
Stock issued for stock incentive plans, net	1,143	114	7,767	—	—	7,881
Stock purchased and retired	(2,726)	(273)	(7,767)	(13,184)	—	(21,224)
Net income	—	—	—	195,113	—	195,113
Pension settlement and adjustment, net of tax	—	—	—	—	17,307	17,307
Foreign currency translation	—	—	—	—	263	263
Dividends ($0.16 per share)	—	—	—	(34,562)	—	(34,562)
Balance, December 31, 2023	215,026	21,502	—	1,003,380	(2,369)	1,022,513
Stock issued for stock incentive plans, net	1,260	126	9,060	—	—	9,186
Stock purchased and retired	(1,344)	(134)	(9,060)	(766)	—	(9,960)
Net income	—	—	—	91,444	—	91,444
Foreign currency translation	—	—	—	—	(459)	(459)
Dividends ($0.16 per share)	—	—	—	(34,433)	—	(34,433)
Balance, December 31, 2024	214,942	$21,494	$—	$1,059,625	$(2,828)	$1,078,291

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RPC, INC. AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2024	2023	2022
OPERATING ACTIVITIES
Net income	$91,444	$195,113	$218,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,575	108,123	83,017
Stock-based compensation expense	9,186	7,881	6,375
Gain on disposition of assets, net	(8,199)	(9,344)	(8,804)
Gain due to benefit plan financing arrangement	(1,151)	—	—
Deferred income tax provision	6,899	8,647	19,496
Pension settlement charges	—	18,286	2,921
Other non-cash adjustments	709	126	647
Decrease (increase) in assets:
Accounts receivable	48,032	104,574	(157,894)
Income taxes receivable	47,937	(9,866)	16,101
Inventories	2,958	(12,341)	(18,413)
Prepaid expenses	(1,579)	5,233	(7,980)
Other current assets	(1)	311	406
Other non-current assets	(2,181)	(1,285)	9,306
Increase (decrease) in liabilities:
Accounts payable	278	(34,519)	35,759
Income taxes payable	171	(224)	(157)
Unearned revenue	29,633	15,743	—
Accrued payroll and related expenses	(5,652)	(2,223)	17,864
Pension liabilities	—	(5,419)	—
Accrued insurance expenses	2,602	2,108	(6,897)
Accrued state, local and other taxes	(1,227)	165	2,391
Other accrued expenses	(6,489)	(5,732)	(3,703)
Pension and retirement plan liabilities	815	618	(4,589)
Long-term accrued insurance expenses	1,973	3,053	(4,621)
Other long-term liabilities	653	5,735	1,698
Net cash provided by operating activities	349,386	394,763	201,286

INVESTING ACTIVITIES
Capital expenditures	(219,930)	(181,005)	(139,552)
Proceeds from sale of assets	18,379	18,091	15,837
Purchase of business	—	(78,798)	—
Proceeds from benefit plan financing arrangement	2,380	—	—
Re-investment in benefit plan financing arrangement	(2,380)	—	—
Net cash used for investing activities	(201,551)	(241,712)	(123,715)

FINANCING ACTIVITIES
Payment of dividends	(34,433)	(34,562)	(8,645)
Cash paid for common stock purchased and retired	(9,938)	(21,088)	(918)
Cash paid for finance lease and finance obligations	(799)	(515)	(24,017)
Net cash used for financing activities	(45,170)	(56,165)	(33,580)

Net increase in cash and cash equivalents	102,665	96,886	43,991
Cash and cash equivalents at beginning of period	223,310	126,424	82,433
Cash and cash equivalents at end of period	$325,975	$223,310	$126,424

Supplemental cash flows disclosure:
Interest paid	$170	$166	$170
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$8,199	$9,036	$9,334

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Note 1: Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of RPC, Inc. and its wholly owned subsidiaries (RPC or the Company). All significant intercompany accounts and transactions have been eliminated.

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

Preferred Stock

RPC is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2024, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

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

Significant estimates are used in the determination of the credit loss allowance, income taxes, goodwill and other impairment assessments, accrued insurance expenses and acquisition of businesses.

Revenues

RPC recognizes revenues from contracts with its customers based on the amount of consideration it receives in exchange for the services provided. See note to the consolidated financial statements titled Revenues for additional information.

Concentration of Credit Risk

Substantially all of the Company’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company provided oilfield services to several hundred customers during each of the past three years. One of our customers, a private E&P company, accounted for approximately 13% of the Company’s revenues in 2024, another private E&P company accounted for approximately 11% of the Company’s revenues in 2022. There were no other customers in 2022 or 2024, and no customers in 2023 exceeding 10% of revenues. Amounts for customers that exceeded 10% of the Company’s revenues in 2024 and 2022 were primarily associated with the Company’s Technical Services segment. In addition, there was one customer that accounted for approximately 10% of accounts receivable as of December 31, 2023. There were no customers that accounted for 10% or more of accounts receivable as of December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

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

Investments

Investments classified as available-for-sale securities are stated at their fair values, with all gains and losses included in other income. The Company recorded gains on its available-for-sale securities of $4 thousand in 2024, $18 thousand in 2023, and $107 thousand in 2022. During 2024, the Company sold all of its investments in equity securities. The Securities that are held in the non-qualified SERP are classified as trading. See note titled Employee Benefit Plans for further information regarding the SERP. The change in fair value of trading securities is presented as compensation cost in selling, general and administrative expenses on the Consolidated Statements of Operations.

Management determines the appropriate classification of investments at the time of purchase and re-evaluates such designations as of each balance sheet date.

Accounts Receivable

The majority of the Company’s accounts receivable is due principally from major and independent oil and natural gas E&P’s. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are considered past due after 60 days and are stated at amounts due from customers, net of a credit loss allowance.

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

Property, Plant and Equipment

Property, plant and equipment, including software costs, are reported at cost less accumulated depreciation and amortization, which is provided on a straight-line basis over the estimated useful lives of the assets. Annual depreciation and amortization expenses are computed using the following useful lives: operating equipment, 3 to 20 years; buildings and leasehold improvements, 15 to 39 years or the life of the lease; furniture and fixtures, 5 to 7 years; software, 5 years; and vehicles, 3 to 5 years. The cost of assets retired or otherwise disposed of, and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal with the resulting gain or loss credited or charged to income from operations. Expenditures for additions, major renewals, and betterments are capitalized. Expenditures for restoring an identifiable asset to working condition or for maintaining the asset in good working order constitute repairs and maintenance and are expensed as incurred.

RPC records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

those assets. The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment, to determine if any impairments should be recognized. There was no impairment recorded during 2024, 2023 or 2022.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill by reporting segment was as follows:

Years Ended December 31,	2024	2023
(in thousands)
Technical Services	$49,666	$49,666
Support Services	1,158	1,158
Goodwill	$50,824	$50,824

Goodwill is reviewed annually, or more frequently, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, for impairment. In both 2024 and 2023, due to improved industry conditions, its reporting units’ performance and public market indications of value, the Company elected to perform a qualitative assessment of its goodwill and concluded that it is more likely than not that fair value of each of its reporting units is more than the carrying amounts, including goodwill. Based on these assessments the Company concluded that the fair value of its reporting units exceeded their carrying amounts and therefore no impairment of goodwill occurred during the years ended December 31, 2024, and 2023.

Other intangibles, net

Oher intangibles with finite lives include customer relationships, Trade names and Trademarks and software licenses. These assets are amortized over their legal or estimated useful lives based on methods that approximate the pattern in which the economic benefits are expected to be realized. The amortization periods range from three to 10 years.

Software Licenses

The Company accounts for costs related to internal-use software as follows: (1) hosting arrangement where the Company obtains access to a software license and it is feasible for the Company to take possession and run the software on its own hardware, the Company records an intangible asset and a liability to the extent that all or a portion of the software fees have not been paid, see note titled Other intangibles, net for details of software licenses recorded as part of intangible assets, (2) capitalizes costs related to application development stage after the preliminary project stage is completed and management has authorized and committed to funding the project and it is probable that the project will be completed, and the software will be used to perform as intended, and (3) expenses costs related to arrangements considered software as a service where the Company has access to a vendor managed software that do not meet the criteria for software purchase or license.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Insurance Expenses

RPC self-insures certain risks related to general liability, workers’ compensation, vehicle, property, and employee health insurance costs, up to policy-specified deductible limits. For employee health insurance, RPC maintains stop-loss coverage to limit its financial exposure on high-cost claims. The estimated cost of claims under these self-insurance programs is accrued as incurred, though actual settlement may occur in future periods. These estimates may be adjusted over time based on claim developments. Any portion of outstanding claims expected to be paid beyond one year is classified as long-term accrued insurance expenses.

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

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

	2024	2023	2022
(in thousands)
Net income available for stockholders	$91,444	$195,113	$218,363
Less: Adjustments for earnings attributable to participating securities	(1,547)	(3,099)	(3,197)
Net income used in calculating earnings per share	$89,897	$192,014	$215,166

Weighted average shares outstanding (including participating securities)	214,942	216,472	216,518
Adjustment for participating securities	(3,584)	(3,545)	(3,187)
Shares used in calculating basic and diluted earnings per share	211,358	212,927	213,331

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, and debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments. The Company’s investments as of December 31, 2024, are classified as trading securities. Trading securities are comprised of the SERP assets, as described in the note titled Employee Benefit Plans, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance or investment company. See note titled Fair Value Disclosures for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payment awards, net of estimated forfeitures. Thus, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See note titled Employee Benefit Plans for additional information.

Advertising

Advertising expenses are charged to expense during the period in which they are incurred. Advertising expenses totaled $2.3 million in 2024, $2.4 million in 2023, and $2.0 million in 2022.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued the following applicable Accounting Standards Updates (ASU):

Recently Adopted Accounting Standards:

Accounting Standards Update (ASU) No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: The amendments in this ASU require an entity to disclose the title and position of the Chief Operating Decision Maker (CODM) and the significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. The Company has two reportable segments and adopted these provisions in the fourth quarter of 2024. The updated disclosure is reflected in the footnote titled Business Segment and Entity Wide Disclosures.

ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures: The amendments in this ASU require an entity to include consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid, disaggregated by jurisdiction. The Company early adopted these provisions in the fourth quarter of 2024. The updated disclosures are reflected in the footnote titled Income Taxes.

Recently Issued Accounting Standards Not Yet Adopted:

Securities and Exchange Commission (SEC) Final Rules: Climate related Disclosure: The SEC adopted final rules designed to enhance public company disclosures related to the risks and impacts of climate-related matters. The new rules require disclosures relating to climate-related risks and risk management as well as the board and management’s governance of such risks. In addition, the rules include requirements to disclose the financial effects of severe weather events and other natural conditions in the audited financial statements and disclose information about greenhouse gas emissions, which will be subject to a phased-in assurance requirement. On April 4, 2024, the SEC stayed its climate disclosure rules to “facilitate the orderly judicial resolution” of pending legal challenges. If litigation is resolved in favor of the SEC, a majority of the final rules are effective for the Company beginning in the year 2026.

ASU 2024-03: Income Statement (Topic 220): Disaggregation of Income Statement Expenses:

The amendments in this ASU require public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Note 2: Business Acquisition

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

The supplemental pro forma financial information presented below was prepared using the acquisition method of accounting and was based on the historical financial information of Spinnaker and RPC. This proforma financial information does not necessarily represent what the combined company’s revenues or results of operations would have been had the acquisition been completed on January 1, 2023, nor do they intend to be a projection of future operating results of the combined company.

The following table provides unaudited supplemental pro forma financial information as if the acquisition had occurred on January 1, 2023.

Twelve Months Ended
December 31, 2023
(in thousands)
Revenues	$1,669,231
Net income	204,222

Note 3: Revenues

Accounting Policy

RPC’s contract revenues are generated principally from providing oilfield services. These services are based on mutually agreed upon pricing with the customer prior to the services being delivered and given the nature of the services, do not include the right of return. Pricing for these services is a function of rates based on the nature of the specific job, with consideration for the extent of equipment, labor, and consumables needed for the job. RPC satisfies its performance obligations over time as the services are performed and records revenues accordingly. RPC records revenues based on the transaction price agreed upon with its customers.

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

RPC contracts with its customers to provide the following services by reportable segment:

Technical Services

●	Includes pressure pumping, downhole tools, coiled tubing, cementing, snubbing, nitrogen, well control, wireline and fishing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Support Services

●	Rental tools – RPC rents tools to its customers for use with onshore and offshore oil and gas well drilling, completion and workover activities.
●	Other support services include pipe handling and pipe inspection and storage services, and well control training.

Our contracts with customers are generally short-term in nature and consist of a single performance obligation – the provision of oilfield services.

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

Contract balances

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in Accounts receivable, net on the Consolidated Balance Sheet are shown below:

December 31,	2024	2023	2022
(in thousands)
Unbilled trade receivables	$60,951	$59,831	$103,498

Substantially all of the unbilled trade receivables as of December 31, 2024, and December 31, 2023, were invoiced during the following quarter.

Unearned Revenue

Contract liabilities represent the payments received in advance of satisfying the Company’s performance obligation and are recognized over time as the service is performed. As of December 31, 2024, and 2023, such amounts were $45.4 million and $15.7 million respectively and were recorded as unearned revenue on the Consolidated Balance Sheet. All of the $15.7 million recorded as unearned revenue as of December 31, 2023, was recognized during 2024. There was no unearned revenue recorded for the year ended December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Note 4: Depreciation and Amortization

Depreciation and amortization disclosed in the Consolidated Statements of Operations related to the following components:

Years ended December 31,	2024	2023	2022
(in thousands)
Cost of revenues	$120,647	$97,685	$74,294
Selling, general and administrative expenses	11,928	10,438	8,723
Total	$132,575	$108,123	$83,017

Note 5: Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2024	2023
(in thousands)
Trade receivables:
Billed	$221,025	$271,515
Unbilled	60,951	59,831
Other receivables	2,507	678
Total	284,483	332,024
Less: allowance for credit losses	(7,906)	(7,109)
Accounts receivable, net	$276,577	$324,915

Trade receivables relate to revenues generated from equipment and services, for which credit is extended based on our evaluation of the customer’s credit worthiness. Unbilled receivables represent revenues earned but not billed to the customer until future dates, usually within one month. Other receivables consist primarily of net amounts receivable from an agent that operates internationally, as well as amounts due from the favorable resolution of state tax audits and rebates due from suppliers.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Years Ended December 31,	2024	2023	2022
(in thousands)
Beginning balance	$7,109	$7,078	$6,765
Provision for current expected credit losses	1,527	2,656	2,029
Write-offs	(814)	(2,737)	(1,752)
Recoveries collected (net of expenses)	84	112	36
Ending balance	$7,906	$7,109	$7,078

Note 7: Inventories

Inventories consist of (i) raw materials and supplies that are consumed providing services to the Company’s customers, (ii) spare parts for equipment used in providing these services and (iii) components and attachments for manufactured equipment used in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

providing services. In the table below, spare parts and components are included as part of raw materials and supplies; tools that are assembled using components are reported as finished goods. Inventories are recorded at the lower of cost or net realizable value. Cost is determined using either the first-in, first-out, or the weighted average cost method.

December 31,	2024	2023
(in thousands)
Raw materials and supplies	$97,857	$101,194
Finished goods	9,771	9,710
Total inventory	$107,628	$110,904

Note 8: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2024	2023
(in thousands)
Land	$19,802	$18,165
Buildings and leasehold improvements	132,871	129,513
Operating equipment	884,793	784,826
Computer software	19,297	19,535
Furniture and fixtures	5,157	5,298
Vehicles	311,823	288,735
Gross property, plant and equipment	1,373,743	1,246,072
Less: accumulated depreciation	(860,227)	(810,933)
Net property, plant and equipment	$513,516	$435,139

Depreciation expense was $130.5 million in 2024, $107.3 million in 2023, and $82.2 million in 2022. The Company transferred inventory to property, plant and equipment totaling $17.0 million in 2024 and $10.9 million in 2023 and $9.9 million in 2022.

Note 9: Other Intangibles, net

The following table provides a summary of the gross carrying value and accumulated amortization by each major intangible class:

		December 31, 2024		December 31, 2023
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Finite-lived Intangibles:
Customer relationships	10	$10,000	$(1,500)	$10,000	$(500)
Trade names and trademarks	10	3,519	(799)	3,519	(479)
Software licenses	3	5,350	(2,727)	2,202	(1,917)
		$18,869	$(5,026)	$15,721	$(2,896)

Amortization expense for each of the periods presented was as follows:

Years ended December 31,	2024	2023	2022
(in thousands)
Amortization of finite-lived intangible assets	$1,843	$1,459	$796

Estimated future amortization expense based on balances as of December 31, 2024, is as follows; $2.4 million for the years 2025 and 2026; $1.8 million for the year 2027 and $1.3 million for the years 2028 and 2029.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Note 10: Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

Years ended December 31,	2024	2023	2022
(in thousands)
United States	$102,415	$253,407	$287,987
Foreign	10,387	2,836	1,645
Income before income taxes	$112,802	$256,243	$289,632

The following table lists the components of the provision for income taxes:

Years ended December 31,	2024	2023	2022
(in thousands)
Current provision:
Federal	$11,468	$45,146	$47,744
State	2,310	6,502	3,164
Foreign	681	835	865
Deferred provision (Benefit):
Federal	8,067	7,116	14,026
State	1	1,531	5,470
Foreign	(1,169)	—	—
Total income tax provision	$21,358	$61,130	$71,269

The Organization for Economic Co-operation and Development (OECD) has released the Base Erosion and Profit Shifting framework 2.0 (Pillar Two) to introduce a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds. As of December 31, 2024, certain countries we operate in have enacted legislation related to the global minimum tax rules under Pillar Two. The United States has not yet enacted legislation to adopt Pillar Two. There are no recorded effects for Pillar Two in our 2024 financial statements as we do not estimate a material impact, if any, to our consolidated financial statements. We will continue to monitor the impact as additional countries enact legislation going forward.

Reconciliation between the federal statutory rate and RPC’s effective tax rate is as follows:

Years ended December 31,	2024		2023		2022
(in thousands)
Federal statutory rate	$23,688	21.0%	$53,811	21.0%	$60,823	21.0%
State income taxes, net of federal benefit (a)	2,491	2.2	5,401	2.1	5,148	1.8
Foreign taxes, net of federal benefit
Canada
Change in valuation allowance	(1,187)	(1.1)	614	0.2	573	0.2
Other	61	0.1	(500)	(0.2)	(541)	(0.2)
Other foreign jurisdiction	436	0.4	721	0.3	833	0.3
Tax credits	(1,036)	(0.9)	(703)	(0.3)	(424)	(0.1)
Change in unrecognized tax benefits	(1,637)	(1.5)	251	0.1	144	—
Non-deductible expenses	1,833	1.6	2,154	0.9	2,254	0.8
Cross-border tax laws	(315)	(0.3)	(256)	(0.1)	(250)	(0.1)
Change in valuation allowance	—	—	—	—	(174)	(0.1)
Interest related to tax matters	(2,189)	(1.9)	(1,757)	(0.7)	(1,306)	(0.5)
Other	(787)	(0.7)	1,394	0.6	4,189	1.5
Income tax provision and effective tax rate	$21,358	18.9%	$61,130	23.9%	$71,269	24.6%

(a) Income taxes in Texas, Oklahoma, and New Mexico made up the majority (greater than 50 percent) of the state tax effect.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2024	2023
(in thousands)
Deferred tax assets:
Self-insurance	$3,386	$4,303
Long-term retirement plan	5,276	5,101
State net operating loss carryforwards	2,010	1,520
Allowance for credit losses	1,826	1,634
Stock-based compensation	1,995	1,414
Inventory reserve	3,178	3,330
Lease liability	7,067	5,777
Capitalized research and development	4,721	3,066
All others, net	1,959	1,535
Gross deferred tax assets	31,418	27,680
Deferred tax liabilities:
Depreciation	(75,559)	(66,784)
Right of use asset	(7,013)	(5,461)
Goodwill amortization	(7,035)	(6,725)
Gross deferred tax liabilities	(89,607)	(78,970)
Net deferred tax liabilities	$(58,189)	$(51,290)

Total net income tax (refunds) payments were $(31.7) million in 2024, $62.2 million in 2023, and $35.8 million in 2022. The following table lists the components of the payments for income taxes:

Years ended December 31,	2024	2023	2022
(in thousands)
Federal	$(35,538)	$56,000	$33,852
State
Texas	2,021	1,823	400
Oklahoma	—	1,000	(668)
Other	1,330	2,345	1,203
Foreign	511	1,058	1,022
Total net (refunds) payments	$(31,676)	$62,226	$35,809

As of December 31, 2024, the Company has net operating loss carryforwards recorded related to state income taxes of $37.2 million (gross) that will expire between 2025 and 2045.

The Company’s policy is to record interest and penalties related to income tax matters, as part of income tax expense. Accrued interest and penalties were $2.5 million as of December 31, 2024, and $1.8 million as of December 31, 2023.

During 2024, the Company recognized a decrease in its liability for unrecognized tax benefits primarily due to the true-up of tax accruals related to refunds received during the year. The liability is recorded as part of other long-term liabilities on the Consolidated Balance Sheet. This liability, if released, would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023
(in thousands)
Balance at January 1	$2,168	$1,917
Additions based on tax positions related to the current year	167	337
(Reductions) for tax positions of prior years	(1,804)	(86)
Balance at December 31	$531	$2,168

The Company and its subsidiaries are subject to U.S. federal and state and foreign income tax in multiple jurisdictions. In many cases, the uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

authorities. In general, the Company’s 2021 through 2023 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

Note 11: Long-Term Debt

The Company has a revolving Credit Agreement with Bank of America and four other lenders which provides for a line of credit of up to $100 million, including a $35 million letter of credit sub-facility, and a $35 million swingline sub-facility. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company's 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors. The Credit Agreement’s maturity date is June 22, 2027, and the interest rate is based on Term Secured Overnight Financing Rate (Term SOFR). In addition, the terms of the agreement have a 1.00% per annum floor for Base Rate borrowings and permits the issuance of letters of credit in currencies other than U.S. dollars.

Under the Credit Agreement, when RPC’s trailing four quarter Adjusted EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million: (i) the consolidated leverage ratio cannot exceed 2.50:1.00 and (ii) the debt service coverage ratio must be equal to or greater than 2.00:1.00; otherwise, the minimum tangible net worth must be greater than or equal to $400 million. As of both December 31, 2024, and December 31, 2023, the Company was in compliance with these covenants.

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

As of December 31, 2024, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.3 million; therefore, a total of $83.7 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan cost, and interest paid on the credit facility were as follows for the periods indicated:

Years Ended December 31,	2024	2023	2022
(in thousands)
Interest incurred	$244	$242	$246
Interest paid	$170	$166	$170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Note 12: Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

		Foreign
	Pension	Currency
	Adjustment	Translation	Total
(in thousands)
Balance at December 31, 2022	$(17,307)	$(2,632)	$(19,939)
Change during 2023:
Before-tax amount	3,964	263	4,227
Tax benefit	(911)	—	(911)
Pension settlement loss, net of taxes	14,080	—	14,080
Reclassification adjustment, net of taxes:
Amortization of net loss (1)	174	—	174
Total activity in 2023	17,307	263	17,570
Balance at December 31, 2023	—	(2,369)	(2,369)
Change during 2024:
Before-tax amount	—	(459)	(459)
Total activity in 2024	—	(459)	(459)
Balance at December 31, 2024	$—	$(2,828)	$(2,828)

(1)   Reported as selling, general and administrative expenses.

Note 13: Cash Paid for Common Stock Purchased and Retired

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market. As of December 31, 2024, 12,768,870 shares remained available to be repurchased under the current authorizations. The program does not have a preset expiration date. Repurchases of shares of the Company’s common stock may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.

Shares purchased for withholding taxes represent taxes due upon vesting of time-lapse restricted shares granted to employees. Total share repurchases for 2024 and 2023 year-to-date are detailed below:

	Year ended December 31, 2024			Year ended December 31, 2023
	No. of Shares	Avg. Price	Total Cost	No. of Shares	Avg. Price	Total Cost
(in thousands except per share data)
Shares purchased for withholding taxes	333	$7.28	$2,426	257	$9.24	$2,370
Open market purchases	1,010	7.44	7,512	2,469	7.58	18,718
Total	1,343	$7.40	$9,938	2,726	$7.74	$21,088

Excise tax payable on share repurchases totaling $136 thousand in 2024 and $22 thousand in 2023 has not been included in the amounts shown above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Note 14: Fair Value Disclosures

The various inputs used to measure assets at fair value establish a hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three broad levels as follows:

1.	Level 1 – Quoted market prices in active markets for identical assets or liabilities.
2.	Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
3.	Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The following table shows investments measured at net asset value as of December 31, 2024, and 2023:

December 31,	2024	2023
(in thousands)
Investments measured at net asset value	$30,666	$26,772

The Company determines the fair value of equity securities that have a readily determinable fair value through quoted market prices. The total fair value is the final closing price, as defined by the exchange in which the asset is actively traded, on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

Trading securities are comprised of the SERP assets, as described in the note titled Employee Benefit Plans, and are recorded primarily at their net cash surrender values, calculated using their net asset values which approximates fair value, as provided by the issuing insurance or investment company. Significant observable inputs, in addition to quoted market prices, were used to value the equity securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2024, there were no significant transfers in or out of levels 1, 2 or 3.

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

Note 15: Commitments and Contingencies

Income Taxes - The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities included the Company’s estimated liabilities for probable assessments and totaled approximately $0.5 million as of December 31, 2024, compared to $2.2 million as of December 31, 2023. See note titled Income Taxes for further information related to those liabilities.

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

Litigation - RPC is a party to various routine legal proceedings primarily involving commercial claims, employee liability and workers’ compensation claims and claims for personal injury. RPC insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will, in every case, fully indemnify RPC against liabilities arising out of pending and future legal proceedings related to its business activities. RPC is also subject to sales and use tax audits in various jurisdictions. While the outcome of these lawsuits, legal proceedings, claims and audits cannot be predicted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on RPC’s business or financial condition.

Note 16: Employee Benefit Plans

Defined Benefit Pension Plan

The Company’s multiemployer Retirement Income Plan (the Plan), a trusteed defined benefit pension plan, in which Marine Products Corporation (Marine Products) also participated, was fully terminated in 2023. As part of termination, the Company settled its participant liabilities in one of the following ways – (i) through a lump-sum settlement at the election of the participants; or (ii) transfer to a commercial annuity provider or a government agency. The Company funded this transfer through the liquidation of investments in the Plan assets and additional cash contributions. The Company recognized a pre-tax, non-cash settlement charge of $18.3 million during 2023 which represented the accelerated recognition of net actuarial loss that was previously recorded in accumulated other comprehensive loss (net of tax) and deferred taxes (tax effect). In addition, the Company utilized funds related to Marine Products’ plan assets to settle its participant liabilities.

The following table sets forth the funded status of the Plan and the amounts recognized in RPC’s Consolidated Balance Sheet:

December 31,	2023
(in thousands)
Accumulated benefit obligation at end of year	$—

Change in projected benefit obligation:
Benefit obligation at beginning of year	$29,651
Service cost	—
Interest cost	22
Actuarial gain	(3,715)
Benefits paid	(836)
Settlement	(25,122)
Projected benefit obligation at end of year	$—
Change in Plan assets:
Fair value of Plan assets at beginning of year	$20,041
Actual return on Plan assets	249
Employer contribution	5,454
Benefits paid	(836)
Transfer of assets	524
Refund related to Plan trust dissolution	(310)
Settlement	(25,122)
Fair value of Plan assets at end of year	$—
Funded status at end of year	$—

The components of net periodic cost of the Retirement Income Plan are summarized as follows:

	2023	2022
(in thousands)
Interest cost (1)	$22	$972
Amortization of net losses (1)	226	1,010
Settlement loss	18,286	2,921
Net periodic benefit cost	$18,534	$4,903

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

(1)	Reported as part of Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

The pre-tax amounts recognized in accumulated other comprehensive (loss) income for the years ended December 31, 2023, and 2022 are summarized as follows:

December 31,	2023	2022
(in thousands)
Net (loss) gain	$(3,964)	$2,939
Amortization of net loss	(226)	(1,010)
Settlement loss	(18,286)	(2,921)
Amount recognized in accumulated other comprehensive (loss) income	$(22,476)	$(992)

The weighted average assumptions as of December 31 used to determine the projected benefit obligation and net benefit cost were as follows:

December 31,	2023	2022
Net Benefit Cost:
Discount rate	N/A	4.86%
Expected return on Plan assets	N/A	0.0%
Rate of compensation increase	N/A	N/A

Supplemental Executive Retirement Plan (SERP)

The Company permitted through December 31, 2024, selected highly compensated employees to defer a portion of their compensation to the SERP. The liabilities related to these deferrals are recognized as retirement plan liabilities in the Consolidated Balance Sheet.

The SERP assets are invested primarily in company-owned life insurance (COLI) policies as a funding source to satisfy the obligations of the SERP. The assets are subject to claims by creditors, and the Company can designate them for another purpose at any time. Investments in COLI policies consisted of variable life insurance policies totaling $49.9 million as of December 31, 2024, and $49.3 million as of December 31, 2023. In the COLI policies, the Company is able to allocate the investment of the assets across a set of choices provided by the insurance underwriters, including fixed income securities and equity funds. The COLI policies are recorded at their net cash surrender values, which approximates fair value, as provided by the issuing insurance company, whose Standard & Poor’s credit rating was A+.

The Company classifies the SERP assets as trading securities as described in the note titled Significant Accounting Policies. The fair value of these assets totaled $30.7 million as of December 31, 2024, and $26.8 million as of December 31, 2023. The SERP assets are reported as part of retirement plan assets in the Consolidated Balance Sheet. The changes in the fair value of these assets, and normal insurance expenses are recorded in the Consolidated Statements of Operations as compensation cost within selling, general and administrative expenses. Trading gains (losses) related to the SERP assets totaled $2.7 million in 2024, $2.6 million in 2023, and $(4.4 million) in 2022. The SERP liability includes participant deferrals net of distributions and is recorded on the Consolidated Balance Sheet as part of retirement plan liabilities with any change in the fair value of the liabilities recorded as compensation cost within selling, general and administrative expenses in the Consolidated Statements of Operations. Trading gains (losses) related to the SERP liability totaled $2.6 million in 2024, $2.8 million in 2023, and $(4.1 million) in 2022.

In the fourth quarter of 2024, the Board of Directors approved the termination of the SERP and deferrals ceased effective December 31, 2024. Pursuant to the Internal Revenue Service rules, participant balances will be distributed between 12 and 24 months after termination. The Company is currently evaluating its funding options and timing to distribute participant balances.

401(k) Plan

RPC sponsors a defined contribution 401(k) Plan that is available to substantially all full-time employees with more than three months of service. This Plan allows employees to make tax-deferred contributions from one to 25 percent of their annual compensation, not exceeding the permissible contribution imposed by the Internal Revenue Code. The Company makes 100 percent matching contributions for each dollar $(1.00) of a participant’s contribution to the 401(k) Plan for the first three percent of his or her

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

annual compensation and fifty cents $(0.50) for each dollar $(1.00) of a participant’s contribution to the 401(k) Plan for the next three percent of his or her annual compensation. Employees vest in the RPC contributions after two years of service. The charges to expense for the Company’s contributions to the 401(k) Plan were $11.6 million in 2024, $11.3 million in 2023, and $9.8 million in 2022.

Stock Incentive Plans

The Company has issued various forms of stock-based incentives, including incentive and non-qualified stock options, time-lapse restricted shares and performance share unit awards under its Stock Incentive Plans to officers, selected employees and non-employee directors. In April 2024, the Company reserved 8,000,000 shares of common stock under the 2024 Stock Incentive Plan with a term of 10 years expiring in April 2034. As of December 31, 2024, there were 7,324,824 shares available for grant under the Company’s 2024 Stock Incentive Plan (SIP).

The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards is based on their fair value at the grant date less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Pre-tax stock-based employee compensation expense included as part of selling, general and administrative expense was $9.2 million in 2024 $(7.4 million after tax), $7.9 million in 2023 $(6.1 million after tax) and $6.4 million in 2022 $(4.9 million after tax).

Restricted Stock

The Company grants certain employees and non-employee directors time-lapse restricted stock which vests after a stipulated number of years from the grant date in the case of employees and vests immediately for non-employee directors, depending on the terms of the issue. Time-lapse restricted shares granted to employees in 2024 and thereafter vest ratably over a period of three years; the shares granted to employees in 2023 vest ratably over a period of four years; and the shares granted in 2022 vest ratably over a period of five years. Prior to 2022, the time-lapse restricted shares vested one-fifth per year beginning on the second anniversary of the grant date. Grantees receive dividends declared and retain voting rights for the granted shares. The agreement under which the restricted stock is issued provides that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed. Upon termination of employment from the Company, with the exception of death (fully vests) or normal retirement/disability (partially vests based on pre-approved formula), shares with restrictions are forfeited in accordance with the SIP.

In addition to time-lapse restricted stock, officers and selected employees are granted Performance Share Unit (PSU) awards that vest at different levels based on pre-established financial performance targets with a modifier for stock performance based on total shareholder return (TSR). The Company periodically evaluates the portion of performance share unit awards that are probable to vest and updates compensation expense accruals accordingly. The PSUs typically cliff-vest at the end of a three-year performance period. Upon termination of employment (other than due to death or disability as defined in the agreements), the unvested PSUs will be forfeited. In the event of death or disability as defined in the agreements, all unvested PSUs shall vest immediately at 100% of target levels, without regard to the actual EBITDA performance, and with no adjustment for the TSR modifier. PSU awards also include the right to dividend equivalents with respect to the underlying shares which are accrued over the performance period, based upon target payout level and paid out in cash upon vesting of the PSUs. To the extent the awards fail to vest or are forfeited, or the performance goals are not met, no such dividend equivalents will be payable. PSUs confer no voting rights with respect to the underlying shares prior to vesting and payout.

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2024:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2024	3,532,185	$7.35
Granted	1,414,376	7.27
Vested	(1,102,849)	8.08
Forfeited	(154,995)	6.81
Non-vested shares at December 31, 2024	3,688,717	$7.13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2023:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2023	3,248,728	$6.87
Granted	1,235,728	9.50
Vested	(859,485)	8.63
Forfeited	(92,786)	7.74
Non-vested shares at December 31, 2023	3,532,185	$7.35

The fair value of restricted share awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. The weighted average grant date fair value per share of these restricted stock awards was $7.27 for 2024, $9.50 for 2023 and $6.72 for 2022. The total fair value of shares vested was $7.6 million during 2024, $7.8 million during 2023 and $2.9 million during 2022. The above table does not include any activity related to PSUs since they are not currently granted or vested.

For the year ending December 31, 2024, approximately $57 thousand of net tax deficits for stock-based compensation awards were recorded as a discrete tax adjustment and classified within operating activities in the consolidated statements of cash flows compared to approximately $222 thousand of excess tax benefits for the year ending December 31, 2023.

Other Information

As of December 31, 2024, total unrecognized compensation cost related to non-vested restricted shares was $16.6 million which is expected to be recognized over a weighted-average period of 2.0 years.

Note 17: Related Party Transactions

Marine Products Corporation

In conjunction with RPC’s spin-off of its powerboat manufacturing business, RPC and Marine Products entered into various agreements that define the companies’ relationship. Per the terms of their Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $1.1 million in 2024, $1.0 million in 2023, and $922 thousand in 2022. The Company’s receivable due from Marine Products for these services was $99 thousand as of December 31, 2024, and $120 thousand as of December 31, 2023. During 2023, the Company owed $524 thousand to Marine Products for using Marine Products’ assets in the Plan to settle its participant liabilities, which was fully settled in 2024. All of the Company’s directors are also directors of Marine Products, and the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of or affiliated with certain directors of RPC. The total amounts paid to these affiliated parties were $1.6 million in 2024, $1.8 million in 2023 and $1.8 million in 2022. All of the related party transactions are reviewed and approved by a subcommittee of the Nominating and Corporate Governance Committee consisting of independent members.

Prior to 2024, RPC received certain administrative services from Rollins, Inc. (a company that has a significant shareholder group that includes Gary W. Rollins, Pamela R. Rollins, Amy Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company). That significant shareholder group had a controlling interest in Rollins, Inc. prior to June 2023. The service agreement between Rollins, Inc. and the Company provided for the provision of services on a cost reimbursement basis; the agreement was terminated in November 2023. The services covered by these agreements included administration services for certain employee benefit programs and other administrative services. Charges to the Company (or to corporations which are subsidiaries of the Company) for such services and rent totaled $3 thousand in 2023 and $71 thousand in 2022.

A group that includes Gary W. Rollins, Pamela R. Rollins, Amy Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company, and certain companies under their control, controls in excess of 50% of the Company’s voting power.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

RPC and Marine Products own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is currently a party to an operating lease agreement with 255 RC, LLC for a period of five years. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of approximately $230 thousand in 2024, $200 thousand in 2023 and $200 thousand in 2022 for the corporate aircraft. The Company had a payable to 255 RC, LLC of $2.0 million as of December 31, 2024, and $1.8 million as of December 31, 2023. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2024, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC and the undistributed earnings represented in retained earnings were approximately $675 thousand.

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

The accounting policies of the reportable segments are the same as those described in the note titled Significant Accounting Policies. Gains or losses on disposition of assets are reviewed on a consolidated basis, and accordingly the Company does not report gains or losses at the segment level. Intersegment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

RPC's CODM is its Chief Executive Officer. For each of the reportable segments, the CODM uses operating income to allocate resources (equipment, financial, and human resources).

Significant segment expense by reportable segment for the years ended December 31, 2024, 2023 and 2022 are shown in the following tables:

	Technical	Support
	Services	Services	Total
(in thousands except headcount)
2024
Revenues	$1,326,005	$88,994	$1,414,999

Employment costs (1)	303,327	20,458	323,785
Materials and supplies	332,781	3,519	336,300
Maintenance & repairs	190,996	11,540	202,536
Fleet and transportation	61,148	3,097	64,245
Other cost of revenues (2)	104,340	5,442	109,782
Cost of revenues (exclusive of depreciation and amortization)	$992,592	$44,056	$1,036,648

Employment costs (1)	57,649	9,170	66,819
Enterprise shared services (3)	35,357	1,486	36,843
Other selling, general and administrative expenses (4)	31,080	6,174	37,254
Selling, general and administrative expenses	$124,086	$16,830	$140,916

Segment depreciation and amortization	120,226	12,272	132,498
Segment operating income	$89,101	$15,836	$104,937
Unallocated corporate expenses (5)			15,598
(Gain) on sale of assets			(8,199)
Operating income			$97,538

	Technical	Support
	Services	Services	Total
(in thousands except headcount)
2023
Revenues	$1,516,137	$101,337	$1,617,474

Employment costs (1)	307,396	22,186	329,582
Materials and supplies	337,006	3,416	340,422
Maintenance & repairs	186,703	12,031	198,734
Fleet and transportation	102,723	4,114	106,837
Other cost of revenues (2)	108,925	5,019	113,944
Cost of revenues (exclusive of depreciation and amortization)	$1,042,753	$46,766	$1,089,519

Employment costs (1)	61,158	9,922	71,080
Enterprise shared services (3)	29,179	2,225	31,404
Other selling, general and administrative expenses (4)	39,370	5,670	45,040
Selling, general and administrative expenses	$129,707	$17,817	$147,524

Segment depreciation and amortization	97,773	10,293	108,066
Segment operating income	$245,904	$26,461	$272,365
Unallocated corporate expenses (5)			18,473
Pension settlement charges			18,286
(Gain) on sale of assets			(9,344)
Operating income			$244,950

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

	Technical	Support
	Services	Services	Total
(in thousands except headcount)
2022
Revenues	$1,516,363	$85,399	$1,601,762

Employment costs (1)	284,439	18,321	302,760
Materials and supplies	356,538	4,045	360,583
Maintenance & repairs	194,178	9,638	203,816
Fleet and transportation	127,206	3,898	131,104
Other cost of revenues (2)	84,221	5,631	89,852
Cost of revenues (exclusive of depreciation and amortization)	$1,046,582	$41,533	$1,088,115

Employment costs (1)	58,723	9,026	67,749
Enterprise shared services (3)	26,767	2,167	28,934
Other selling, general and administrative expenses (4)	29,653	4,738	34,391
Selling, general and administrative expenses	$115,143	$15,931	$131,074

Segment depreciation and amortization	73,016	9,840	82,856
Segment operating income	$281,622	$18,095	$299,717
Unallocated corporate expenses (5)			17,660
Pension settlement charges			2,921
(Gain) on sale of assets			(8,804)
Operating income			$287,940
(1)	Employment costs include employee payroll, share-based compensation, bonuses and amounts related to benefits for each of the income statement items. Additional employment costs are included within the shared services amount.
(2)	Includes expenses related to rent, travel, insurance and other costs.
(3)	Includes costs incurred at the enterprise level that are allocated to each reportable segment based on payroll cost, headcount and revenues.
(4)	Includes professional fees, utilities, travel & entertainment and other costs.
(5)	Unallocated corporate expenses are included in selling general and administrative expenses at the consolidated level.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

The table below shows the reconciliation of segment totals to the consolidated level for the years ended December 31, 2024, 2023, and 2022:

	Technical	Support	Segment	Unallocated	Consolidated
	Services	Services	Total	Total	Total
(in thousands)
2024
Selling, general and administrative expenses	$124,086	$16,830	$140,916	$15,521	$156,437
Depreciation and amortization	120,226	12,272	132,498	77	132,575
Capital expenditures (1)	195,263	21,119	216,382	3,548	219,930
Total assets (2)	$895,067	$85,803	$980,870	$405,619	$1,386,489
2023
Selling, general and administrative expenses	$129,707	$17,817	$147,524	$18,416	$165,940
Depreciation and amortization	97,773	10,293	108,066	57	108,123
Capital expenditures (1)	160,799	15,634	176,433	4,572	181,005
Total assets (2)	$867,550	$81,754	$949,304	$337,541	$1,286,845
2022
Selling, general and administrative expenses	$115,143	$15,931	$131,074	$17,499	$148,573
Depreciation and amortization	73,016	9,840	82,856	161	83,017
Capital expenditures (1)	126,327	12,320	138,647	905	139,552
Total assets (2)	$823,434	$80,104	$903,538	$225,475	$1,129,013

(1)	Primarily related to unallocated corporate capital expenditures.
(2)	Unallocated total primarily consists of cash and cash equivalents of $326.0 million, $223.3 million and $126.4 million managed at corporate for the years ended December 31, 2024, 2023, and 2022, respectively.

The following summarizes revenues for the United States and separately for all international locations combined for the years ended December 31, 2024, 2023 and 2022. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10% of RPC’s consolidated assets and therefore are not presented.

	2024	2023	2022
(in thousands)
United States revenues	$1,375,398	$1,588,774	$1,569,160
International revenues	39,601	28,700	32,602
Total revenues	$1,414,999	$1,617,474	$1,601,762

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Segment Revenues:

RPC’s reportable segment revenues by major service lines are shown in the following table:

	2024	2023	2022
(in thousands)
Technical Services:
Pressure Pumping	$587,051	$771,542	$846,939
Downhole Tools	386,085	397,341	374,081
Coiled Tubing	135,175	152,484	140,889
Cementing	110,730	64,481	21,178
Nitrogen	34,963	47,306	39,596
Snubbing	27,057	26,345	28,028
All other	44,944	56,638	65,652
Total Technical Services	$1,326,005	$1,516,137	$1,516,363

Support Services:
Rental Tools	$65,207	$73,301	$62,780
All other	23,787	28,036	22,619
Total Support Services	$88,994	$101,337	$85,399

Total revenues	$1,414,999	$1,617,474	$1,601,762

Note 19: Leases

The Company recognizes operating and finance leases with a duration greater than 12 months on the Consolidated Balance Sheet with a Right-Of-Use (ROU) asset and liability at the present value of lease payments over the term. Leases that include rental escalation clauses or renewal options are factored into the determination of lease payments when appropriate. There are no residual value guarantees on the existing leases. The Company estimates its incremental borrowing rate at lease commencement to determine the present value of lease payments, since most of the Company’s leases do not provide an implicit rate of return. ROU assets exclude lessor incentives received.

The Company subleases certain real estate to third parties. Our sublease portfolio consists solely of operating leases. As of December 31, 2024, the Company had no operating leases that had not yet commenced. During the year ended December 31, 2024, the Company entered into new leases or modified existing leases that resulted in an increase of ROU assets in exchange for operating lease liabilities as disclosed below.

During the year ended December 31, 2024, the Company assumed certain leases as part of its acquisition of Spinnaker. The disclosures below include the information related to the leases after the acquisition. See note titled Business Acquisition for further information related to those leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Lease Position:

The table below represents the assets and liabilities related to operating leases recorded on the Consolidated Balance Sheet:

December 31,	2024	2023
(in thousands)
Assets:
Operating lease right-of-use assets	$27,465	$24,537
Finance lease right-of-use assets	4,400	1,036
Total lease assets	$31,865	$25,573

Liabilities:
Current portion of operating leases	$7,108	$7,367
Current portion of finance lease liabilities and finance obligations	3,522	375
Long-term finance lease liabilities	559	819
Long-term operating lease liabilities	21,724	18,600
Total lease liabilities	$32,913	$27,161

Lease costs:

The components of finance lease are included in depreciation and amortization and interest expense; operating lease expense are included in costs of goods sold, and selling, general and administrative expenses in the Consolidated Statements of Operations as disclosed below.

Year ended December 31,	2024	2023	2022
(in thousands)
Finance lease cost
Amortization of leased assets	$265	$129	$3,390
Interest on lease liabilities	174	48	283
Total finance lease cost	$439	$177	$3,673

Operating lease cost	$17,206	$15,096	$9,615
Short-term lease cost	2,289	1,862	9,192
Variable lease cost	855	774	647
Sublease income	(1,943)	(1,400)	(1,021)
Total operating lease cost	$18,407	$16,332	$18,433

Total lease cost	$18,846	$16,509	$22,106

Other Information:

As of December 31,	2024	2023
Cash paid for amounts included in the measurement of lease liabilities – operating leases (in thousands)	$12,230	$12,475
Cash paid for amounts included in the measurement of lease liabilities – finance lease and finance obligations (in thousands)	$799	$515
ROU assets obtained in exchange for operating lease liabilities (in thousands)	$15,094	$8,151
ROU assets obtained in exchange for finance lease liabilities (in thousands)	$3,622	$1,036
Weighted average remaining lease term – finance lease (years)	3.00	4.00
Weighted average remaining lease term – operating leases (years)	5.96	5.06
Weighted average discount rate – finance lease	2.3%	2.3%
Weighted average discount rate – operating leases	4.57%	4.42%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2024, 2023 and 2022

Lease Commitments:

Maturity of lease liabilities and finance obligations:

As of December 31,	2024
(in thousands)	Operating	Finance
2025	$8,231	4,095
2026	7,216	283
2027	4,733	288
2028	3,036	—
2029	2,040	—
Thereafter	7,784	—
Total lease payments	33,040	4,666
Less: Amounts representing interest	(4,208)	(585)
Present value of lease liabilities	$28,832	$4,081

Note 20. Subsequent Event

On January 28, 2025, the Board of Directors declared a $0.04 per share cash dividend payable March 10, 2025, to stockholders of record at the close of business on February 10, 2025.

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

As of the end of the period covered by this report, December 31, 2024 (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s Report on Internal Control over Financial Reporting is included on page 32 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2024, and issued a report thereon which is included on page 33 of this report.

Changes in internal control over financial reporting — During 2023, the Company completed its acquisition of all of the outstanding equity interests in Spinnaker Oilfield Services LLC (Spinnaker). Management had elected to exclude Spinnaker’s internal controls from its assessment of the Company’s internal control over financial reporting contained in its 10-K for the year ended December 31, 2023, based on the guidelines established by the Securities and Exchange Commission. As of July 1, 2024, Spinnaker was fully integrated into our reporting systems and all of our disclosure controls and procedures have incorporated Spinnaker effectively. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2024 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the year ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation SK.

On February 27, 2025, we and our largest stockholder, LOR, Inc. (LOR), entered into a registration rights agreement (the Agreement), pursuant to which we have granted LOR and certain of its affiliates (collectively, the Selling Stockholders) and their permitted transferees the right to require, subject to certain conditions and limitations, us to register for resale all Company securities held by such stockholders, and certain customary piggy back registration rights with respect to registrations initiated by us. The Agreement also contains customary provisions relating to indemnification. The Selling Stockholders own approximately 60% of the outstanding shares of our common stock in the aggregate, and the Agreement calls for us to register all of those shares on a Form S-3 shelf registration statement, if available, by filing the registration statement with the SEC as soon as reasonably practicable on or after April 15, 2025, but in any event not later than April 30, 2025. The Agreement has a term of 15 years, and in addition to piggyback registration rights, allows the Selling Stockholders to make up to two demands for shelf takedowns per year, subject to a maximum of ten takedowns in total and a minimum requirement that at least $35 million of common stock, in the aggregate, be included in each takedown. All registration and filing fees with respect to filings required to be made with the SEC shall be paid by LOR. In addition, LOR shall reimburse the Company for other specified expenses in connection with SEC registration and takedowns from the shelf, subject to specified expense caps. The Selling Stockholders include Gary W. Rollins, Pamela R. Rollins, Amy R. Kreisler, and Timothy C. Rollins, each of whom is a current director of the Company, and certain additional entities that are under their control or otherwise affiliated with them. During 2024, a subsidiary of RPC conducted business with companies owned by LOR. Payments totaling approximately $1.6 million were made in 2024 to these LOR companies primarily for the purchase of parts and repair services related to certain of RPC’s oilfield operating equipment. The foregoing description is qualified in its entirety by reference to the full text of the Agreement, a copy of which is attached hereto as Exhibit 10.25 and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors, director nominees and executive officers will be included in the RPC Proxy Statement for its 2025 Annual Meeting of Stockholders, in the sections titled Information Regarding Director Nominees, Continuing Directors and Executive Officers.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2025 Annual Meeting of Stockholders, in the section titled Board of Directors and Corporate Governance, Meetings and Committees of the Board of Directors – Audit Committee. This information is incorporated herein by reference.

Code of Ethics

RPC, Inc., has a Code of Business Conduct that applies to all employees. In addition, the Company has a Code of Business Conduct and Ethics for Directors and Executive Officers and Related Party Transaction Policy. Both of these documents are available on the Company’s website at rpc.net. Copies are available at no charge by writing to Attention: Human Resources, RPC, Inc., 2801 Buford Highway N.E., Suite 300, Atlanta, GA 30329.

RPC, Inc. intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code that relates to any elements of the Code of ethics definition enumerated in SEC rules by posting such information on its internet website, the address of which is provided above.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under Section 16(a) Beneficial Ownership Reporting Compliance in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which is incorporated herein by reference.

Insider Trading Policies and Procedures

Information regarding the Company’s insider trading policies and procedures will be included in the RPC Proxy Statement for its 2025 Annual Meeting of Stockholders in the section titled “Board of Directors and Corporate Governance - Insider Trading Policy”.  This information is incorporated herein by reference

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2025 Annual Meeting of Stockholders, in the sections titled Human Capital Management and Compensation Committee Interlocks and Insider Participation, Director Compensation, Compensation Discussion and Analysis, Human Capital Management and Compensation Committee Report and Executive Compensation. This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management, and such all officers and directors as a group, will be included in the RPC Proxy Statement for its 2025 Annual Meeting of Stockholders, in the section titled Stock Ownership of Certain Beneficial Owners and Management. This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2024.

	(A)		(C)
	Number of Securities	(B)	Number of Securities Remaining
	To Be Issued Upon	Weighted Average	Available for Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities Reflected in
Plan category	Rights	Warrants and Rights	Column (A))
Equity compensation plans approved by securityholders	—	$—	7,324,824	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	—	$—	7,324,824

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See note titled Employee Benefit Plans to the consolidated financial statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2025 Annual Meeting of Stockholders, in the sections titled, Certain Relationships and Related Party Transactions. Information regarding director independence will be included in the RPC Proxy Statement for its 2025 Annual Meeting of Stockholders in the section titled Director Independence and NYSE Requirements. This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled Audit Matters, Independent Registered Public Accounting Firm in the RPC Proxy Statement for its 2025 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to consolidated financial statements and Schedule are filed as part of this report.
2.	The financial statement schedule listed in the accompanying Index to consolidated financial statements and Schedule is filed as part of this report.
3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.8 Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

10.11	Summary of Compensation Arrangements with Executive Officers.
10.14	Form of Time-Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
10.20	Form of award agreement under Performance-Based Incentive Cash Compensation Plan (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on February 28, 2017).
10.24	RPC, Inc. 2024 Stock Incentive Plan (incorporated herein by reference to the Registrant’s Proxy Statement filed on March 14, 2024).

10.26 Form of performance share unit award agreement. (incorporated herein by reference to Exhibit 10.24 to the Form 10-Q filed on April 28, 2023).

Exhibits (inclusive of item 3 above):

Exhibit Number	Description

3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K filed on March 24, 2000).
3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).
3.1C	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q filed August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc.
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Annual Report on Form 10-K filed on March 25, 1999).
4.2	Description of Registrant's Securities. (incorporated herein by reference to Exhibit 4.2 to the Form 10-K filed on February 26, 2022).
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

10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).
10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).
10.11	Summary of Compensation Arrangements with Executive Officers.
10.12

Credit Agreement dated August 31, 2010, between the Company, Banc of America, N.A., SunTrust Bank, Regions Bank and certain other lenders party thereto (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed on September 7, 2010).

10.13

Amendment No. 1 to Credit Agreement dated as of June 16, 2011, between the Company, the Subsidiary Loan Parties party thereto, Bank of America, N.A. and certain other lenders party thereto (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on February 29, 2012).

10.14	Form of Time-Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.16

Amendment No. 2 to Credit Agreement and Amendment No. 1 to Subsidiary Guaranty Agreement dated as of January 17, 2014 between RPC, Bank of America, N.A., certain other Lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 24, 2014).

10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).

Exhibit Number	Description

10.18	Reduction of Commitment Notice, dated November 3, 2015 (incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed on November 6, 2015).
10.19

Amendment No. 3 to Credit Agreement dated as of June 30, 2016 among RPC, Inc., Bank of America, N.A., certain other lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 7, 2016).

10.20	Form of award agreement under Performance-Based Incentive Cash Compensation Plan (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on February 28, 2017).
10.21

Amendment No. 4 to Credit Agreement dated as of July 26, 2018 among RPC, Inc., Bank of America, N.A., certain other lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2018).

10.22

Amendment to No. 5 to Credit Agreement dated as of September 25, 2020 among RPC, Inc., Bank of America, N.A., certain other lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99.1 to the Registrants Form 8-K filed on October 1, 2020).

10.23

Amendment to No. 6 to Credit Agreement dated as of June 22, 2022 among RPC Inc., Bank of America, N.A., certain other lenders party thereto, and the Subsidiary Loan Parties party thereto (incorporated herein by reference to Exhibit 99 to the Registrants Current Report on Form 8-K filed on June 23, 2023).

10.24 10.25	RPC, Inc. 2024 Stock Incentive Plan (incorporated herein by reference to the Registrant’s Proxy Statement filed on March 14, 2024). Registration rights agreement.
10.26	Form of performance share unit award agreement. (incorporated herein by reference to Exhibit 10.24 to the Form 10-Q filed on April 28, 2023).
19	Insider trading policies and procedures
21	Subsidiaries of RPC
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer
97.1	Policy relating to recovery of erroneously awarded compensation (incorporated herein by reference to Exhibit 97.1 to the Form 10-K filed on February 28, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report for the year ended December 31, 2024, formatted in Inline XBRL

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, Inc.

/s/	Ben M. Palmer

Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ben M. Palmer
Ben M. Palmer	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2025

/s/ Michael L. Schmit
Michael L. Schmit	Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 28, 2025

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
February 28, 2025

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended
	December 31, 2024, 2023 and 2022
	Balance at	Charged to	Net		Balance
	Beginning	Costs and	(Deductions)		at End of
(in thousands)	of Period	Expenses	Recoveries/Increases		Period
Year ended December 31, 2024
Credit loss allowance for accounts receivable	$7,109	$1,428	$(631)	(1)	$7,906
Deferred tax asset valuation allowance	$1,591	$—	$(1,200)	(2)	$391
Reserve for obsolete or slow moving inventory	$15,925	$3,449	$(4,014)	(3)	$15,360
Year ended December 31, 2023
Credit loss allowance for accounts receivable	$7,078	$2,656	$(2,625)	(1)	$7,109
Deferred tax asset valuation allowance	$990	$601	$—	(2)	$1,591
Reserve for obsolete or slow moving inventory	$15,374	$3,063	$(2,512)	(3)	$15,925
Year ended December 31, 2022
Credit loss allowance for accounts receivable	$6,765	$2,029	$(1,716)	(1)	$7,078
Deferred tax asset valuation allowance	$865	$—	$125	(2)	$990
Reserve for obsolete or slow moving inventory	$13,236	$4,080	$(1,942)	(3)	$15,374

(1)	Net (deductions) recoveries in the credit loss allowance principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	The valuation allowance for deferred tax assets is increased or decreased each year to reflect the state and foreign net operating losses and capital losses that management believes will not be utilized before they expire. Change in valuation allowance for the year ended December 31, 2024, resulted primarily from a tax planning strategy implemented in a certain foreign jurisdiction.
(3)	Net (deductions) recoveries in the reserve for obsolete or slow-moving inventory principally reflect the write-off and/or disposal of previously reserved inventory.