Form 10-Q
period 2025-03-31
RPC INC
filed 2025-04-24
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 18, 2025, RPC, Inc. had 220,564,506 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025, AND DECEMBER 31, 2024

(In thousands, except share and par value data)

	March 31,	December 31,
	2025	2024
ASSETS	(Unaudited)	Note 1
Cash and cash equivalents	$326,724	$325,975
Accounts receivable, net of allowance for credit losses of $6,918 as of March 31, 2025 and $7,906 as of December 31, 2024	252,268	276,577
Inventories	109,761	107,628
Income taxes receivable	89	4,332
Prepaid expenses	13,182	16,136
Other current assets	2,021	2,194
Total current assets	704,045	732,842
Property, plant and equipment, less accumulated depreciation of $874,056 as of March 31, 2025 and $860,227 as of December 31, 2024	503,910	513,516
Operating lease right-of-use assets	26,023	27,465
Finance lease right-of-use assets	4,682	4,400
Goodwill	50,824	50,824
Other intangibles, net	13,251	13,843
Retirement plan assets	30,674	30,666
Other assets	12,510	12,933
Total assets	$1,345,919	$1,386,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$88,760	$84,494
Accrued payroll and related expenses	21,888	25,243
Accrued insurance expenses	6,891	7,942
Accrued state, local and other taxes	5,438	3,234
Income taxes payable	3,010	446
Unearned revenue	1,381	45,376
Current portion of operating lease liabilities	7,033	7,108
Current portion of finance lease liabilities and finance obligations	3,796	3,522
Accrued expenses and other liabilities	4,101	4,548
Total current liabilities	142,298	181,913
Long-term accrued insurance expenses	13,942	12,175
Long-term retirement plan liabilities	23,211	24,539
Long-term operating lease liabilities	19,599	21,724
Long-term finance lease liabilities	491	559
Other long-term liabilities	9,272	9,099
Deferred income taxes	55,520	58,189
Total liabilities	264,333	308,198
Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 216,019,054 and 214,972,351 shares issued and outstanding in 2025 and 2024, respectively	21,602	21,494
Capital in excess of par value	—	—
Retained earnings	1,062,805	1,059,625
Accumulated other comprehensive loss	(2,821)	(2,828)
Total stockholders’ equity	1,081,586	1,078,291
Total liabilities and stockholders’ equity	$1,345,919	$1,386,489

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025, AND 2024

(In thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Revenues	$332,877	$377,833
COSTS AND EXPENSES:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	243,895	276,609
Selling, general and administrative expenses	42,499	40,085
Depreciation and amortization	35,623	30,004
Gain on disposition of assets, net	(1,526)	(1,214)
Operating income	12,386	32,349
Interest expense	(131)	(234)
Interest income	3,395	2,965
Other income, net	885	767
Income before income taxes	16,535	35,847
Income tax provision	4,505	8,380
Net income	$12,030	$27,467

Earnings per share
Basic	$0.06	$0.13
Diluted	$0.06	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2025, AND 2024

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Net income	$12,030	$27,467
Other comprehensive income (loss):
Foreign currency translation	7	(113)
Comprehensive income	$12,037	$27,354

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025, AND 2024

(In thousands)

(Unaudited)

	Three months ended March 31, 2025
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2024	214,942	$21,494	$—	$1,059,625	$(2,828)	$1,078,291
Stock issued for stock incentive plans, net	1,501	150	2,629	—	—	2,779
Stock purchased and retired	(424)	(42)	(2,629)	(197)	—	(2,868)
Net income	—	—	—	12,030	—	12,030
Cash dividends ($0.04 per share)	—	—	—	(8,653)	—	(8,653)
Foreign currency translation	—	—	—	—	7	7
Balance, March 31, 2025	216,019	$21,602	$—	$1,062,805	$(2,821)	$1,081,586

	Three months ended March 31, 2024
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2023	215,026	$21,502	$—	$1,003,380	$(2,369)	$1,022,513
Stock issued for stock incentive plans, net	652	65	1,861	—	—	1,926
Stock purchased and retired	(1,331)	(133)	(1,861)	(7,888)	—	(9,882)
Net income	—	—	—	27,467	—	27,467
Cash dividends ($0.04 per share)	—	—	—	(8,621)	—	(8,621)
Foreign currency translation	—	—	—	—	(113)	(113)
Balance, March 31, 2024	214,347	$21,434	$—	$1,014,338	$(2,482)	$1,033,290

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025, AND 2024

(In thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$12,030	$27,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,623	30,004
Stock-based compensation expense	2,779	1,926
Gain on disposition of assets, net	(1,526)	(1,214)
Deferred income tax (benefit) provision	(2,669)	730
Other non-cash adjustments	27	135
Decrease (increase) in assets:
Accounts receivable	24,310	(4,812)
Income taxes receivable	4,243	6,000
Inventories	(2,138)	(1,488)
Prepaid expenses	2,955	2,535
Other current assets	165	121
Other non-current assets	414	(1,044)
Increase (decrease) in liabilities:
Accounts payable	7,546	19,759
Income taxes payable	2,564	1,335
Unearned revenue	(43,995)	(15,171)
Accrued payroll and related expenses	(3,358)	(10,163)
Accrued insurance expenses	(1,051)	370
Accrued state, local and other taxes	2,204	(263)
Other accrued expenses	(365)	(2,168)
Retirement plan liabilities	(1,328)	313
Long-term accrued insurance expenses	1,767	400
Other long-term liabilities	(332)	1,787
Net cash provided by operating activities	39,865	56,559

INVESTING ACTIVITIES
Capital expenditures	(32,270)	(52,778)
Proceeds from sale of assets	4,827	3,772
Net cash used for investing activities	(27,443)	(49,006)

FINANCING ACTIVITIES
Payment of dividends	(8,653)	(8,621)
Cash paid for common stock purchased and retired	(2,868)	(9,858)
Cash paid for finance lease and finance obligations	(152)	(185)
Net cash used for financing activities	(11,673)	(18,664)

Net increase (decrease) in cash and cash equivalents	749	(11,111)
Cash and cash equivalents at beginning of period	325,975	223,310
Cash and cash equivalents at end of period	$326,724	$212,199

Supplemental cash flows disclosure:
Income tax payments, net	$193	$187
Interest paid	$43	$42
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$4,916	$11,054

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

The balance sheet at December 31, 2024, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024.

A group that includes Amy Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company, certain of their family members, and certain companies under their and/or their family members’ control, controls in excess of fifty percent of the Company’s voting power.

Certain prior year amounts have been reclassified to conform to the presentation in the current year.

2. RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Standards Not Yet Adopted:

Securities and Exchange Commission (SEC) Final Rules: Climate related Disclosure: These rules require disclosures relating to climate-related risks and risk management as well as the board and management’s governance of such risks. In addition, the rules include requirements to disclose the financial effects of severe weather events and other natural conditions in the audited financial statements and disclose information about greenhouse gas emissions, subject to a phased-in assurance requirement. Several petitions were filed challenging these climate-related disclosure rules and, in April 2024, the SEC voluntarily stayed the rules, pending completion of judicial review. On March 27, 2025, the SEC voted to end its defense of this Climate-related Disclosure.

ASU 2024-03: Income Statement (Topic 220): Disaggregation of Income Statement Expenses: The amendments in this ASU require public companies to disclose, in interim and year-end reporting periods, additional information about certain expenses in the financial statements. These disclosures are effective beginning with 2027 annual reports, and interim reports beginning with the first quarter of 2028. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently assessing the potential impact of adoption of these provisions on the consolidated financial statements.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of revenues:

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

	March 31,	December 31,
	2025	2024
(in thousands)
Unbilled trade receivables	$44,316	$60,951

Substantially all of the unbilled trade receivables disclosed were, or are expected to be, invoiced during the following quarter.

Unearned revenue

Contract liabilities represent payments received in advance of satisfying the Company’s performance obligation and are recognized over time as the service is performed. Of the $45.4 million recorded as unearned revenue as of December 31, 2024, we recognized $44.0 million as revenues during the first quarter of 2025. We expect to satisfy the remaining performance obligation in the second quarter of 2025 and therefore recognize the balance of $1.4 million as revenues during that period.

4.    STOCK-BASED COMPENSATION

The Company has issued various forms of stock incentives, including incentive and non-qualified stock options, time-lapse restricted shares and performance share unit awards under its Stock Incentive Plans to officers, selected employees and non-employee directors.

In the first quarter of 2025, the Company issued 1,534,875 time-lapse restricted shares under the 2024 Stock incentive Plan, to certain employees that will vest ratably over a period of three years. In addition, the Company granted performance share unit awards to its executive officers that vest based on the achievement of pre-established financial performance targets together with a modifier for stock performance based on total shareholder return. The awards will be issued at different levels based on the financial and stock performance achieved with a three-year cliff vesting. The grant date fair value of the awards was determined with the assistance of a third-party specialist based on a range of potential outcomes relative to the market condition. The Company periodically evaluates the portion of awards that are probable to vest and updates the compensation expense accrual accordingly.

As of March 31, 2025, there were 5,794,629 shares available for grant under the Company’s 2024 Stock Incentive Plan. In addition, there were 356,692 shares available under the 2014 Stock Incentive plan that are reserved for the potential vesting of performance stock unit awards granted in 2023.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. DEPRECIATION AND AMORTIZATION

Depreciation and amortization disclosed in the Consolidated Statements of Operations related to the following components:

	Three months ended
	March 31,
	2025	2024
(in thousands)
Cost of revenues	$32,430	$27,320
Selling, general and administrative expenses	3,193	2,684
Total	$35,623	$30,004

6.  INCOME TAXES

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

For the three months ended March 31, 2025, the effective rate reflects a provision of 27.2 percent compared to a provision of 23.4 percent for the comparable period in the prior year. The increase in effective tax rate is primarily due to a stronger impact of detrimental permanent and discrete adjustments on a decreased pretax income.

7.    EARNINGS PER SHARE

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

	Three months ended
	March 31,
	2025	2024
(in thousands)
Net income available for stockholders	$12,030	$27,467
Less: Adjustments for earnings attributable to participating securities	(213)	(423)
Net income used in calculating earnings per share	$11,817	$27,044

Weighted average shares outstanding (including participating securities)	215,691	215,001
Adjustment for participating securities	(3,769)	(3,310)
Shares used in calculating basic and diluted earnings per share	211,922	211,691

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	Three months ended
	March 31,
	2025	2024
(in thousands)
Beginning balance	$7,906	$7,109
Provision (benefit) for current expected credit losses	130	(878)
Write-offs	(1,138)	(599)
Recoveries collected (net of expenses)	20	2
Ending balance	$6,918	$5,634

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

	March 31,	December 31,
(in thousands)	2025	2024
Raw materials and supplies	$99,548	$97,857
Finished goods	10,213	9,771
Ending balance	$109,761	$107,628

10. OTHER INTANGIBLES, NET

Intangible assets are amortized over their legal or estimated useful life. The following table provides a summary of the gross carrying value and accumulated amortization by each major intangible class as of March 31, 2025, and December 31, 2024:

		March 31, 2025		December 31, 2024
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Finite-lived Intangibles:
Customer relationships	10	$10,000	$(1,750)	$10,000	$(1,500)
Trade names and trademarks	10	3,519	(879)	3,519	(799)
Software licenses	3	5,350	(2,989)	5,350	(2,727)
		$18,869	$(5,618)	$18,869	$(5,026)

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense for each of the periods presented follows:

	Three months ended
	March 31,
(in thousands)	2025	2024
Amortization of finite-lived intangible assets	$593	$523

Estimated future amortization expense based on balances as of March 31, 2025, were as follows: $1.8 million for the remainder of 2025; $2.4 million for the year 2026; $1.8 million for the year 2027 and $1.3 million for the years 2028 and 2029.

11.     COMMITMENTS AND CONTINGENCIES

Sales and Use Taxes - The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statutes that could result in unfavorable outcomes. In accordance with ASC 450-20, Loss Contingencies, any probable and reasonable estimates of assessment costs have been included in Accrued state, local and other taxes in the accompanying Consolidated Balance Sheet.

The Company has an outstanding state tax notification of audit results related to sales and use tax and with its outside legal counsel has evaluated the perceived merits of this tax assessment. The Company believes the likelihood of a material loss related to this contingency is remote and the amount of any liability cannot be reasonably estimated at this time. Therefore, no loss has been recorded and the Company currently does not believe the resolution of this claim will have a material impact on its consolidated financial position, results of operations or cash flows.

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

12.     RETIREMENT PLANS

In the fourth quarter of 2024, the Board of Directors approved the termination of the Supplemental Retirement Plan (SERP). Pursuant to the Internal Revenue Service rules, participant balances will be distributed between 12 and 24 months after termination. The Company is currently evaluating its funding options and timing to distribute participant balances.

The Company permitted through December 31, 2024, selected highly compensated employees to defer a portion of their compensation to the SERP. The liabilities related to these deferrals are recognized as Long term retirement plan liabilities in the Consolidated Balance Sheet.

The Company maintains certain securities primarily in mutual funds and company-owned life insurance policies as a funding source to satisfy the obligation of the SERP that have been classified as trading and are stated at fair value totaling $30.7 million as of both March 31, 2025, and December 31, 2024. Trading losses related to the SERP assets totaled $20 thousand during the three months ended March 31, 2025, compared to trading gains of $1.2 million during the three months ended March 31, 2024. The SERP assets are reported in Retirement plan assets in the accompanying Consolidated Balance Sheets and changes in the fair value of these assets are reported in the accompanying Consolidated Statements of Operations as compensation cost in Selling, general and administrative expenses.

The SERP liabilities include participant deferrals, net of distributions, and are stated at fair value of approximately $23.2 million as of March 31, 2025, and $24.5 million as of December 31, 2024. The SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Long-term retirement plan liabilities and any change in the fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities was the result of an increase of $11 thousand due to unrealized gains on participant balances during the three months ended March 31, 2025, compared to an increase of $1.3 million due to unrealized gains on participant balances during the three months ended March 31, 2024.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.    NOTES PAYABLE TO BANKS

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

Under the Credit Agreement, when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million: (i) the consolidated leverage ratio cannot exceed 2.50:1.00 and (ii) the debt service coverage ratio must be equal to or greater than 2.00:1.00; otherwise, the minimum tangible net worth must be greater than or equal to $400 million. As of both March 31, 2025, and March 31, 2024, the Company was in compliance with these covenants.

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

As of March 31, 2025, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.1 million; therefore, a total of $83.9 million of the facility was available. Interest incurred, which includes facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, and interest paid on the credit facility were as follows for the periods indicated:

	Three months ended
	March 31,
Years Ended December 31,
(in thousands)	2025	2024
Interest incurred	$73	$73
Interest paid	43	42

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

(Unaudited)

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

Trading securities are comprised of the SERP assets, as described in the note titled Retirement Plans, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance or investment company. Significant observable inputs, in addition to quoted market prices, were used to value the equity securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended March 31, 2025, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at March 31, 2025, and December 31, 2024. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in the note titled Notes Payable to Banks. The Company is subject to interest rate risk, to the extent there are outstanding borrowings on the variable component of the interest rate.

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

15.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

Foreign
Currency
(in thousands)	Translation
Balance at December 31, 2024	$(2,828)
Change during the period:
Before-tax amount	7
Balance at March 31, 2025	$(2,821)

Foreign
Currency
(in thousands)	Translation
Balance at December 31, 2023	$(2,369)
Change during the period:
Before-tax amount	(113)
Balance at March 31, 2024	$(2,482)

16. CASH PAID FOR COMMON STOCK PURCHASED AND RETIRED

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market. During the three months ended March 31, 2025, there were no shares repurchased by the Company in the open market. As of March 31, 2025, there were 12,768,870 shares remaining available to be repurchased. The program does not have a preset expiration date. Repurchases of shares of the Company’s common stock may be made from time to time in the open market, by block purchases,

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in privately negotiated transactions or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.

Shares purchased for withholding taxes represent taxes due upon vesting of time-lapse restricted shares granted to employees. Total share repurchases for 2025 and 2024 year to date are detailed below:

	Three months ended March 31, 2025			Three months ended March 31, 2024
	No. of Shares	Avg. Price	Total Cost	No. of Shares	Avg. Price	Total Cost
(in thousands except per share data)
Shares purchased for withholding taxes	424	$6.76	$2,868	323	$9.24	$2,346
Open market purchases	—	—	—	1,010	7.58	7,512
Total	424	$6.76	$2,868	1,333	$7.74	$9,858

Excise tax payable on share repurchases totaling $24 thousand in 2024 is not included in the amounts shown above.

17.    BUSINESS SEGMENT AND ENTITY WIDE DISCLOSURES

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

The accounting policies of the reportable segments are the same as those referenced in Note 1 to the consolidated financial statements. Gains or losses on disposition of assets are reviewed on a consolidated basis, and accordingly the Company does not report gains or losses at the segment level. Intersegment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results.

RPC's CODM is its Chief Executive Officer. For each of the reportable segments, the CODM uses operating income to allocate resources (equipment, financial, and human resources).

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Significant segment expense by reportable segment for the three months ended March 31, 2025 and 2024 are shown in the following tables:

	Technical	Support
	Services	Services	Total
(in thousands except headcount)
2025
Revenues	$311,844	$21,033	$332,877

Employment costs (1)	77,336	5,253	82,589
Materials and supplies	74,469	840	75,309
Maintenance & repairs	45,461	2,622	48,083
Fleet and transportation	10,151	805	10,956
Other cost of revenues (2)	25,832	1,126	26,958
Cost of revenues (exclusive of depreciation and amortization)	$233,249	$10,646	$243,895

Employment costs (1)	15,052	2,489	17,541
Enterprise shared services (3)	9,859	469	10,328
Other selling, general and administrative expenses (4)	7,418	1,427	8,845
Selling, general and administrative expenses	$32,329	$4,385	$36,714

Segment depreciation and amortization	32,263	3,341	35,604
Segment operating income	$14,003	$2,661	$16,664
Unallocated corporate expenses (5)			5,804
(Gain) on sale of assets			(1,526)
Operating income			$12,386

	Technical	Support
	Services	Services	Total
(in thousands except headcount)
2024
Revenues	$356,394	$21,439	$377,833

Employment costs (1)	77,152	5,187	82,339
Materials and supplies	94,490	785	95,275
Maintenance & repairs	50,306	2,796	53,102
Fleet and transportation	17,835	792	18,627
Other cost of revenues (2)	26,009	1,257	27,266
Cost of revenues (exclusive of depreciation and amortization)	$265,792	$10,817	$276,609

Employment costs (1)	15,577	2,445	18,022
Enterprise shared services (3)	8,572	413	8,985
Other selling, general and administrative expenses (4)	7,327	1,350	8,677
Selling, general and administrative expenses	$31,476	$4,208	$35,684

Segment depreciation and amortization	27,170	2,815	29,985
Segment operating income	$31,956	$3,599	$35,555
Unallocated corporate expenses (5)			4,420
(Gain) on sale of assets			(1,214)
Operating income			$32,349

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Employment costs include employee payroll, share-based compensation, bonuses and amounts related to benefits for each of the income statement items. Additional employment costs are included within the shared services amount.
(2)	Includes expenses related to rent, travel, insurance and other costs.
(3)	Includes costs incurred at the enterprise level that are allocated to each reportable segment based on payroll cost, headcount and revenues.
(4)	Includes professional fees, utilities, travel & entertainment and other costs.
(5)	Unallocated corporate expenses are included in selling general and administrative expenses at the consolidated level.

The table below shows the reconciliation of segment totals to the consolidated level for the three months ended March 31, 2025 and 2024:

	Technical	Support	Segment	Unallocated	Consolidated
	Services	Services	Total	Total	Total
(in thousands)
2025
Selling, general and administrative expenses	$32,329	$4,385	$36,714	$5,785	$42,499
Depreciation and amortization	32,263	3,341	35,604	19	35,623
Capital expenditures (1)	22,543	8,401	30,944	1,326	32,270
Total assets (2)	$862,481	$86,443	$948,924	$396,995	$1,345,919
2024
Selling, general and administrative expenses	$31,476	$4,208	$35,684	$4,401	$40,085
Depreciation and amortization	27,170	2,815	29,985	19	30,004
Capital expenditures (1)	43,869	7,813	51,682	1,096	52,778
Total assets (2)	$897,462	$79,763	$977,225	$320,008	$1,297,233

(1)	Unallocated total primarily related to corporate capital expenditures.
(2)	Unallocated total primarily consists of cash and cash equivalents of $326.7 million and $212.2 million managed at corporate for the months ended March 31, 2025 and 2024, respectively.

The following summarizes revenues for the United States and separately for all international locations combined for the three months ended March 31, 2025, and 2024. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10% of RPC’s consolidated assets, and therefore are not presented.

	Three months ended
	March 31,
	2025	2024
(in thousands)
United States revenues	$324,879	$367,938
International revenues	7,998	9,895
Total revenues	$332,877	$377,833

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended
	March 31,
	2025	2024
(in thousands)
Technical Services:
Pressure Pumping	$133,617	$176,256
Downhole Tools	93,865	93,794
Coiled Tubing	31,930	33,168
Cementing	27,662	27,751
Nitrogen	7,912	9,550
Snubbing	7,336	4,856
All other	9,522	11,019
Total Technical Services	311,844	356,394

Support Services:
Rental Tools	15,402	15,974
All other	5,631	5,465
Total Support Services	21,033	21,439

Total revenues	$332,877	$377,833

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. SUBSEQUENT EVENTS

Acquisition of Pintail Alternative Energy, LLC.

Effective April 1, 2025, the Company completed its acquisition of all of the limited liability company membership interests in Pintail Alternative Energy, LLC (“Pintail”), pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”), with two private individuals as representatives of the sellers.

Pintail, headquartered in Midland, Texas, is a leading provider of oilfield wireline perforating services in the Permian Basin. Pintail operates more than 30 active fleets, and its conventional and electric wireline units are among the newest in the industry. The acquisition will build on RPC’s diversified oilfield services platform with geographic concentration in the most active oil producing region in the U.S. land market.

The purchase price was $245 million for 100% of Pintail’s equity. The purchase price consisted of approximately $170 million cash-on-hand, $25 million of RPC common stock paid through the issuance of 4,545,454 shares of restricted common stock and  $50 million in the form of a secured three-year note to one of the sellers. Interest on the Seller Note accrues at a variable rate equal to the Simple Secured Overnight Financing Rate (SOFR), for the applicable interest period, plus 2.0% per annum, or where applicable, at a specified default rate. The agreement contains a post-closing adjustment for an agreed-upon level of Pintail’s working capital, as well as other usual and customary items, which the Company expects to finalize during the second quarter of 2025. Pintail will be included in the Technical Services Segment, post-acquisition.

The Company will account for this transaction as a purchase of business under the acquisition method of accounting. The Company is currently evaluating the preliminary purchase price allocation, including the fair values of assets acquired and liabilities assumed. Accordingly, the full financial effects of the acquisition cannot be reasonably estimated at this time. The required disclosures under ASC 805, "Business Combinations" will be included in the Quarterly Report on Form 10-Q for the period ended June 30, 2025.

Dividends

On April 22, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable June 10, 2025, to common stockholders of record at the close of business on May 9, 2025.

Other

On April 23, 2025, the Company filed a shelf registration statement on Form S-3 which has not yet been declared effective and is subject to potential SEC review. The shelf registration includes a base prospectus and allows us to offer any combination of securities described in the prospectus, which include common stock, preferred stock, warrants, rights, depositary shares, purchase contracts and units containing two or more of the foregoing, in one or more offerings in an aggregate amount of up to $300 million. The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The registration statement also registers the resale of up to 127,235,202 shares of our common stock held by members of our controlling stockholder group.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also Forward-Looking Statements on page 28.

RPC, Inc. (RPC or the Company) provides a broad range of specialized oilfield services primarily to independent and major Oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of America, mid-continent, southwest, Rocky Mountain and Appalachian regions, and in selected international locations. The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells. We continuously monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel. Our financial results are affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, other shifting trends in our industry, and our customers’ drilling and production activities.

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, is incorporated herein by reference.

During the first quarter of 2025, total revenues of $332.9 million decreased by $45.0 million or 11.9% compared to the same period in the prior year.

Operating profit was $12.4 million for the three months ended March 31, 2025, compared to $32.3 million during the same period of 2024.

Net income for the three months ended March 31, 2025, was $12.0 million or $0.06 diluted earnings per share compared to net income of $27.5 million, or $0.13 diluted earnings per share in the same period of 2024.

Net cash provided by operating activities decreased to $39.9 million for the three months ended March 31, 2025, compared to $56.6 million in the same period of 2024 primarily due to a decrease in net income.

As of March 31, 2025, there were no outstanding borrowings under our credit facility.

How We Evaluate Our Operations

We use Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), EBITDA margin and Free cash flow, all non-GAAP measures, to evaluate and analyze the financial performance of our businesses.

We believe that EBITDA and EBITDA margin are important indicators of our performance and free cash flow is an important indicator of our financial condition and liquidity. EBITDA margin reflects EBITDA as a percentage of revenues. Management believes that EBITDA and EBITDA margin enable investors to compare the operating performance of our core business consistently over various time periods without regard to changes in our capital structure. Management believes that free cash flow, which measures our ability to generate needed cash from business operations, is an important financial measure for evaluating RPC’s financial condition and liquidity. Our definition of Free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures, since the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions.

EBITDA and EBITDA margin have limitations as analytical tools and should not be considered as an alternative to net income/(loss), operating income/(loss), and related margins, or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America (GAAP). Similarly, free cash flow should be considered

RPC, INC. AND SUBSIDIARIES

in addition to, rather than as a substitute for, GAAP presentation of net cash provided by operating, investing and financing activities, as a measure of our financial condition and liquidity.

See Non-GAAP Financial Measures below for a reconciliation of EBITDA to net income, and EBITDA margin to net income margin, the most directly comparable financial measure calculated and presented in accordance with GAAP, and a reconciliation of free cash flow to operating cash flow, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations

	Three months ended
	March 31,
	2025	2024
(in thousands, except for percentages)
Revenues by business segment:
Technical	$311,844	$356,394
Support	21,033	21,439
Total revenue	332,877	377,833

Cost of revenues (exclusive of depreciation and amortization shown separately below)	243,895	276,609
Selling, general and administrative expenses	42,499	40,085
Depreciation and amortization	35,623	30,004
Gain on disposition of assets	(1,526)	(1,214)
Other income, net	(885)	(767)
Interest expense	131	234
Interest income	(3,395)	(2,965)
Income tax provision	4,505	8,380
Net income	$12,030	$27,467

Net income margin	3.6%	7.3%
Net cash provided by operating activities	$39,865	$56,559

Non-GAAP Financial Measures
EBITDA	$48,894	$63,120
EBITDA margin	14.7%	16.7%
Free cash flow	$7,595	$3,781

THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO THREE MONTHS ENDED MARCH 31, 2024

Revenues. Revenues of $332.9 million for the three months ended March 31, 2025, decreased 11.9% compared to the three months ended March 31, 2024. The decrease in revenues was primarily due to lower pressure pumping activity levels compared to the prior year. Pressure pumping remains highly competitive. Management believes the industry continues to be over-supplied and efficiency gains are consistently adding pump hour capacity to the industry. These challenges, as well as a declining rig count, have resulted in activity, asset utilization, and pricing trending lower. International revenues represented 2.4% of total revenues in the first quarter of 2025 compared to 2.6% in the same period of the prior year. We believe that international revenues will continue to be less than 10% of RPC’s consolidated revenues in the foreseeable future.

During the first quarter of 2025, the average price of oil was 1.9% higher and the average price of natural gas was 70.4% higher, both as compared to the same period in the prior year. The average domestic rig count (Source: Baker Hughes, Inc.) for the three months ended March 31, 2025, was 6.5% lower than in the same period in 2024.

The Technical Services segment revenues for the first quarter of 2025 decreased by 12.5% compared to the same period of the prior year due primarily to a decrease in Pressure Pumping revenues. Technical Services reported operating income of $14.0 million during the first quarter of 2025 compared to operating income of $32.0 million in the first quarter of 2024. The decrease in Technical Services operating income was primarily due to lower pricing in pressure pumping and several other service lines. Support Services

RPC, INC. AND SUBSIDIARIES

segment revenues for the first quarter of 2025 decreased by 1.9% compared to the same period in the prior year, primarily due to lower activity levels within rental tools. Support Services reported operating income of $2.7 million for the first quarter of 2025 compared to operating income of $3.6 million for the first quarter of 2024. First quarter 2025 Support Services operating profit decreased by $900 thousand compared to the first quarter of the prior year due to lower activity levels and lower revenues over costs that are relatively fixed during the short term.

Cost of revenues. Cost of revenues decreased 11.8% to $243.9 million for the three months ended March 31, 2025, compared to $276.6 million for the three months ended March 31, 2024. Cost of revenues decreased in line with revenues primarily due to a decrease in expenses consistent with lower activity levels, such as materials and supplies, fleet and transportation and maintenance and repairs expenses. In accordance with Staff Accounting Bulletin (SAB) Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $32.4 million for the first quarter of 2025 compared to $27.3 million for the first quarter of 2024.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $42.5 million for the three months ended March 31, 2025, compared to $40.1 million for the three months ended March 31, 2024, primarily due to ERP system implementation costs.

Depreciation and amortization. Depreciation and amortization increased 18.7% to $35.6 million for the three months ended March 31, 2025, compared to $30.0 million for the three months ended March 31, 2024. Depreciation and amortization increased due to capital expenditures in the past year, including the addition of a Tier 4 duel-fuel pressure pumping fleet that went into service during the second quarter of 2024.

Gain on disposition of assets, net. Gain on disposition of assets, net was $1.5 million for the three months ended March 31, 2025, compared to $1.2 for the three months ended March 31, 2024. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $885 thousand for the three months ended March 31, 2025, compared to $767 thousand for the same period in the prior year.

Interest expense and interest income. Interest expense decreased to $131 thousand for the three months ended March 31, 2025, compared to $234 thousand for the three months ended March 31, 2024. Interest expense includes facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income increased to $3.4 million compared to $3.0 million in the prior year due to a slightly higher average cash balance.

Income tax provision. Income tax provision was $4.5 million during the three months ended March 31, 2025 compared to $8.4 million tax provision for the same period in 2024. The effective tax rate was 27.2%for the three months ended March 31, 2025 compared to a 23.4% effective tax rate for the three months ended March 31, 2024. The increase in effective tax rate is primarily due to a stronger impact of detrimental permanent and discrete adjustments on a decreased pretax income.

Net income, net income margin and diluted earnings per share. Net income was $12.0 million during the three months ended March 31, 2025, or $0.06 diluted earnings per share, compared to net income of $27.5 million during the three months ended March 31, 2024, or $0.13 diluted earnings per share. Net income margin was 3.6% for the three months ended March 31, 2025, compared to 7.3% for the same period in the prior year.

EBITDA and EBITDA margin. EBITDA was $48.9 million, and EBITDA margin was 14.7% for the three months ended March 31, 2025 compared to $63.1 million and 16.7% for the same period in the prior year. The decline was primarily due to lower revenues, associated negative operating leverage and fixed cost absorption.

Cash provided by operating activities and Free cash flow. Cash provided by operating activities decreased to $39.9 million for the three months ended March 31, 2025, from $56.6 million for the three months ended March 31, 2024. Free cash flow increased to $7.6 million for the three months ended March 31, 2025, from $3.8 million for the three months ended March 31, 2024, primarily due to lower capital expenditures, partially offset by a decrease in cash provided by operating activities, driven by lower net income.

RPC, INC. AND SUBSIDIARIES

Non-GAAP Financial Measures

Reconciliation of GAAP and non-GAAP Financial Measures

Disclosed above are non-GAAP financial measures of EBITDA, EBITDA margin, and free cash flow. These measures should not be considered in isolation or as a substitute for performance or liquidity measures prepared in accordance with GAAP.

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

Set forth below are reconciliations of these non-GAAP measures with their most directly comparable GAAP measures.

(Unaudited)	Three months ended
	March 31,		March 31,
(In thousands)	2025	0	2024
Reconciliation of Net Income to EBITDA
Net income	$12,030		$27,467
Adjustments:
Add: Income tax provision	4,505		8,380
Add: Interest expense	131		234
Add: Depreciation and amortization	35,623		30,004
Less: Interest income	3,395		2,965
EBITDA	$48,894		$63,120

Revenues	$332,877		$377,833

Net income margin	3.6%		7.3%

EBITDA margin	14.7%		16.7%

(Unaudited)	Three Months Ended March 31,
(In thousands)	2025	2024
Reconciliation of Operating Cash Flow to Free Cash Flow
Net cash provided by operating activities	$39,865	$56,559
Capital expenditures	(32,270)	(52,778)
Free cash flow	$7,595	$3,781

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents increased $749 thousand to $326.7 million as of March 31, 2025, compared to cash and cash equivalents of $326.0 million as of December 31, 2024.

RPC, INC. AND SUBSIDIARIES

The following table sets forth the historical cash flows for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
(In thousands)
Net cash provided by operating activities	$39,865	$56,559
Net cash used for investing activities	(27,443)	(49,006)
Net cash used for financing activities	(11,673)	(18,664)

Cash provided by operating activities for the three months ended March 31, 2025, decreased by $16.7 million compared to the three months ended March 31, 2024, primarily due to a decrease in net income, coupled with unfavorable changes in working capital. Change in working capital was a use of cash of $6.9 million in the three months ended March 31, 2025, compared to a $3.9 million use of cash in the same period last year. The most significant working capital related cash flows during the three months ended March 31, 2025, were a cash use of $44.0 million due to a decrease in unearned revenue due to the satisfaction of performance obligations that were associated with a customer cash prepayment we received in 2024, a $24.3 million cash source from a decrease in accounts receivable due to lower business activity levels compared to the prior year coupled with the timing of receipts. The changes in the other components were mainly due to the timing of payments and receipts.

Cash used for investing activities for the three months ended March 31, 2025, decreased by $21.6 million compared to the three months ended March 31, 2024, primarily due to a decrease in capital expenditures primarily related to the timing of new equipment deliveries and consistent with lower business activity levels. Capital expenditures were $32.3 million for the three months ended March 31, 2025, compared to $52.8 million for the three months ended March 31, 2024. In the prior year period, the Company was purchasing components of a new Tier 4 dual fuel pressure pumping fleet.

Cash used for financing activities for the three months ended March 31, 2025, decreased by $7.0 million compared to the three months ended March 31, 2024, primarily due to a decrease in repurchases of the Company’s common shares in the open market.

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

The majority of our cash and cash equivalents are held at multiple financial institutions, each of which holds funds in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). These financial institutions are among the largest in the United States and we believe are a safe place to hold our deposits.

The Company currently has a $100.0 million revolving credit facility that matures in June 2027. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company's 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors. The Credit Agreement’s maturity date is June 22, 2027, and the interest rate is based on Term Secured Overnight Financing Rate (Term SOFR). In addition, the terms of the agreement have a 1.00% per annum floor for Base Rate borrowings and permits the issuance of letters of credit in currencies other than U.S. dollars. As of March 31, 2025, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $16.1 million; therefore, a total of $83.9 million of the facility was available. The Company is currently in compliance with the credit facility financial covenants. For additional information with respect to RPC’s facility, see the note titled Notes Payable to Banks of the Consolidated Financial Statements.

In addition, the Company filed a shelf registration statement on Form S-3 on April 23, 2025, which has not yet been declared effective and is subject to potential SEC review. The shelf registration includes a base prospectus and allows us to offer any combination of securities described in the prospectus, which include common stock, preferred stock, warrants, rights, depositary shares, purchase contracts and units containing two or more of the foregoing, in one or more offerings in an aggregate amount of up to

RPC, INC. AND SUBSIDIARIES

$300 million. The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Cash Requirements

The Company currently expects capital expenditures, inclusive of recently acquired Pintail, to be between $165 million and $215 million in 2025, to be directed towards both capitalized maintenance of our existing equipment and selected growth opportunities. As of March 31, 2025, $32.3 million has been spent. The Company is allocating capital to maintain its pressure pumping fleet and continues to evaluate future investments and options to further upgrade our equipment across the business.

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

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market. As of March 31, 2025, 12,768,870 shares remained available to be repurchased. During the three months ended March 31, 2025, there were no shares repurchased by the Company in the open market. During the three months ended March 31, 2024, the Company repurchased 1,010,258 shares in the open market. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date. For additional information with respect to RPC’s stock buyback program, see note of the Consolidated Financial Statements titled Cash Paid for Common Stock Purchased and Retired.

In the fourth quarter of 2024, the Board of Directors approved the termination of the SERP. Pursuant to the Internal Revenue Service rules, participant balances will be distributed between 12 and 24 months after termination. The Company is currently evaluating its funding options and timing to distribute participant balances.

During 2024, the Company entered into a multi-year systems transformation program to upgrade our ERP and supply chain systems. We are currently in the early phases and expensed the majority of non-recurring costs incurred in 2024 and the first quarter of 2025. We plan to continue the ERP implementation through a phased approach with costs being incurred over the next few years.

Also, on April 22, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable June 10, 2025, to common stockholders of record at the close of business on May 9, 2025. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices and employ skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide services to the Company’s customers. In recent years, the price of labor and raw materials increased while labor shortages caused by the departure of skilled labor from the domestic oilfield industry in prior years. These cost increases have moderated but remain high by historical standards. Though the full impact is unclear, the Company does expect tariffs on goods imported into the US to result in increased prices for equipment.

OUTLOOK

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity and can be impacted by economic and policy developments as well as geopolitical disruptions, such as the continuing conflicts in the Middle East as well as Russia and Ukraine. RPC believes that oil prices currently remain at levels sufficient to motivate our customers to maintain drilling and completion activities, however the recent decline of oil prices and potential further volatility could

RPC, INC. AND SUBSIDIARIES

result in the Company’s customers opting to delay completion activity. Long-term, projected steady higher demand for oil and natural gas should drive increased activity in most of the basins in which RPC operates.

We continue to monitor the supply and demand for our services and the competitive environment, including trends such as increasing customer preferences for lower emission and more efficient equipment. Increased asset efficiency in recent years of oilfield completion fleets, particularly in pressure pumping, has inherently contributed to oversupply in the Oilfield Services (OFS) market. We believe that most of the feasible operating efficiency gains have been realized, but competition is expected to remain at a high level.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation (Marine Products)

In conjunction with RPC’s spin-off of its powerboat manufacturing business, RPC and Marine Products entered into various agreements that define the companies’ relationship. Per the terms of their Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $297 thousand for the three months ended March 31, 2025, and $324 thousand for the comparable period in 2024. All of the Company’s directors are also directors of Marine Products, and the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of or affiliated with certain directors of RPC. The total amounts paid to these affiliated parties were $16 thousand for the three months ended March 31, 2025, and $284 thousand for the three months ended March 31, 2024.

A group that includes Amy Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company, certain of their family members, and certain companies under their and/or their family members’ control, controls in excess of fifty percent of the Company’s voting power.

RPC and Marine Products own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $53 thousand for the three months ended March 31, 2025, and $51 thousand for the comparable period in 2024.

In the first quarter of 2025, we and our largest stockholder, LOR, Inc. (LOR), entered into a registration rights agreement (the Agreement), pursuant to which we granted LOR and certain of its affiliates (collectively, the Selling Stockholders) and their permitted transferees the right to require, subject to certain conditions and limitations, us to register for resale all Company securities held by such stockholders, and certain customary piggy back registration rights with respect to registrations initiated by us. Pursuant to the Agreement. we have filed a Form S-3 shelf registration statement on April 23, 2025 that registers the resale of up to 127,235,202 shares of our common stock held by the Selling Stockholders.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024. There have been no significant changes in the critical accounting policies since year-end.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services, trends in the industry, and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include, without limitation, statements regarding: our belief that the likelihood of a material loss related to the outstanding state tax assessment is remote and cannot be reasonably estimated at this time, and the Company currently does not believe the resolution of this claim will have a material impact on its consolidated financial position, results of operations or cash flows; statements that repurchases of the Company’s stock may be made from time to time in the open market by block purchases, in privately negotiated transactions or in such other manner as determined by the Company; our ability to continue to monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel; the effect of geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities on our financial results; our belief that EBITDA, EBITDA margin and free cash flow are important indicators of performance; our belief that EBITDA and EBITDA margin enable investors to compare the operating performance of our core business consistently over various time periods without regard to changes in our capital structure and that free cash flow is an important financial measure for evaluating our financial condition; our belief that the industry continues to be over-supplied and efficiency gains are consistently adding pump hour capacity to the industry, and these challenges as well as a declining rig count, have resulted in activity, asset utilization, and pricing trending lower; our belief that international revenues will continue to be less than ten percent of our consolidated revenues in the foreseeable future; our belief that our financial condition remains strong; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our expectation that we will not need our revolving credit facility to meet our liquidity requirements; our belief that the financial institutions are a safe place to hold our deposits; our expectation that capital expenditures will be between $165 million and $215 million during 2025 and our expectation that such expenditures will be directed towards both capitalized maintenance of our existing equipment and selected growth opportunities; our plan to continue to evaluate future investments and options to further upgrade our equipment across the business; our inability to estimate the outcomes of sales and use tax audits in various jurisdictions; our plan to continue the ERP implementation through a phased approach with costs being incurred over the next few years; our expectation to continue to pay cash dividends to common stockholders, subject to industry conditions and our earnings, financial condition, and other relevant factors; our belief that if inflation in the general economy increases, our costs for equipment, materials and labor could increase as well; our belief that increases in activity in the domestic oilfield can cause upward pressures in the labor markets from which it hires employees, especially if employment in the general economy increases; our belief that activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide our services to our customers; our expectation that tariffs on goods imported into the U.S. will increase equipment prices; our belief that current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity and can be impacted by economic and policy developments as well as geopolitical disruptions, such as the continuing conflicts in the Middle East as well as Russia and Ukraine; our belief that oil prices currently remain at levels sufficient to motivate our customers to maintain drilling and completion activities, however, the recent decline of oil prices and potential further volatility could result in our customers opting to delay completion activity; our belief that long-term, projected steady

RPC, INC. AND SUBSIDIARIES

higher demand for oil and natural gas should drive increased activity in most of the basins in which we operate; our belief that most of the feasible operating efficiency gains have been realized, but competition is expected to remain at a high level; our plan to continue to monitor the supply and demand for our services and the competitive environment, including trends such as increasing customer preferences for lower emission and more efficient equipment; our expectation that changes in the foreign exchange rate will not have a material effect on our consolidated results of operations or financial conditions; our belief that the outcome of litigation will not have a material adverse effect on our financial position or results of operations.

Such forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the volatility of oil and natural gas prices; our concentration of customers in the energy industry and periodic downturns; our business depends on capital spending by our customers, many of whom rely on outside financing to fund their operations; dependence on our key personnel; our ability to identify or complete acquisitions; our ability to attract and retain skilled workers; some of our equipment and several types of materials used in providing our services are available from a limited number of suppliers; whether outside financing is available or favorable to us; increasing expectations from customers, investors and other stakeholders regarding our environmental, social and governance practices; our compliance with regulations and environmental laws; the combined impact of the OPEC disputes and the COVID-19 pandemic on our operating results; possible declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services; the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, including the current conflict involving Israel and the Gaza Strip, which could impact drilling activity; adverse weather conditions in oil or gas producing regions, including the Gulf of America; competition in the oil and gas industry, especially in pressure pumping, and adverse impacts from the industry being over-supplied; limits to the Company’s ability to implement price increases; the potential impact of possible future regulations on hydraulic fracturing on our business; risks of international operations; reliance on large customers; our operations rely on digital systems and processes that are subject to cyber-attacks or other threats; and our cash and cash equivalents are held primarily at a single financial institution. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility and the Pintail note. As of March 31, 2025, there were no outstanding interest-bearing advances on our credit facility, which bear interest at a floating rate.

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

As of the end of the period covered by this report, March 31, 2025 (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Changes in internal control over financial reporting – Management’s evaluation of disclosure controls and procedures described above did not identify any changes in the Company’s internal control over financial reporting that occurred during the Company’s

RPC, INC. AND SUBSIDIARIES

most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

RPC is involved in litigation from time to time in the ordinary course of its business. RPC does not believe that the outcome of such litigation will have a material adverse effect on the financial position or results of operations of RPC.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

RPC, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. effective January 28, 2025 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K filed on February 28, 2025).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Ben M. Palmer
Date: April 24, 2025	Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael L. Schmit
Date: April 24, 2025	Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)