Form 10-Q
period 2025-06-30
RPC INC
filed 2025-07-24
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 18, 2025, RPC, Inc. had 220,616,884 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025, AND DECEMBER 31, 2024

(In thousands, except share and par value data)

	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)	Note 1
Cash and cash equivalents	$162,113	$325,975
Accounts receivable, net of allowance for credit losses of $6,907 as of June 30, 2025 and $7,906 as of December 31, 2024	303,353	276,577
Inventories	117,701	107,628
Income taxes receivable	1,305	4,332
Prepaid expenses	13,917	16,136
Retirement plan assets	31,489	—
Other current assets	12,031	2,194
Total current assets	641,909	732,842
Property, plant and equipment, less accumulated depreciation of $896,881 as of June 30, 2025 and $860,227 as of December 31, 2024	560,936	513,516
Operating lease right-of-use assets	24,801	27,465
Finance lease right-of-use assets	5,886	4,400
Goodwill	93,206	50,824
Other intangibles, net	107,135	13,843
Retirement plan assets	—	30,666
Other assets	30,523	12,933
Total assets	$1,464,396	$1,386,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$132,360	$84,494
Accrued payroll and related expenses	29,931	25,243
Accrued insurance expenses	8,375	7,942
Accrued state, local and other taxes	6,514	3,234
Income taxes payable	5,171	446
Unearned revenue	—	45,376
Current portion of operating lease liabilities	7,185	7,108
Current portion of finance lease liabilities and finance obligations	4,290	3,522
Retirement plan liabilities	23,772	—
Current portion of notes payable	20,000	—
Accrued expenses and other liabilities	5,364	4,548
Total current liabilities	242,962	181,913
Accrued insurance expenses	13,587	12,175
Retirement plan liabilities	—	24,539
Note payable	30,000	—
Operating lease liabilities	18,432	21,724
Finance lease liabilities	1,156	559
Other long-term liabilities	12,827	9,099
Deferred income taxes	54,417	58,189
Total liabilities	373,381	308,198
Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 220,616,884 and 214,972,351 shares issued and outstanding in 2025 and 2024, respectively	22,062	21,494
Capital in excess of par value	—	—
Retained earnings	1,071,483	1,059,625
Accumulated other comprehensive loss	(2,530)	(2,828)
Total stockholders’ equity	1,091,015	1,078,291
Total liabilities and stockholders’ equity	$1,464,396	$1,386,489

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025, AND 2024

(In thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$420,809	$364,153	$753,686	$741,986
COSTS AND EXPENSES:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	317,746	262,284	561,641	538,893
Selling, general and administrative expenses	40,825	37,406	83,324	77,491
Acquisition related employment costs	6,554	—	6,554	—
Depreciation and amortization	42,347	32,333	77,970	62,337
Gain on disposition of assets, net	(2,199)	(3,338)	(3,725)	(4,552)
Operating income	15,536	35,468	27,922	67,817
Interest expense	(1,007)	(99)	(1,138)	(333)
Interest income	1,618	3,343	5,013	6,308
Other income, net	1,152	732	2,037	1,499
Income before income taxes	17,299	39,444	33,834	75,291
Income tax provision	7,151	7,025	11,656	15,405
Net income	$10,148	$32,419	$22,178	$59,886

Earnings per share
Basic	$0.05	$0.15	$0.10	$0.28
Diluted	$0.05	$0.15	$0.10	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025, AND 2024

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$10,148	$32,419	$22,178	$59,886
Other comprehensive income (loss):
Foreign currency translation	291	(53)	298	(166)
Comprehensive income	$10,439	$32,366	$22,476	$59,720

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025, AND 2024

(In thousands)

(Unaudited)

	Six months ended June 30, 2025
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2024	214,942	$21,494	$—	$1,059,625	$(2,828)	$1,078,291
Stock issued for stock incentive plans, net	1,501	150	2,629	—	—	2,779
Stock purchased and retired	(424)	(42)	(2,629)	(197)	—	(2,868)
Net income	—	—	—	12,030	—	12,030
Cash dividends ($0.04 per share)	—	—	—	(8,653)	—	(8,653)
Foreign currency translation	—	—	—	—	7	7
Balance, March 31, 2025	216,019	21,602	—	1,062,805	(2,821)	1,081,586
Stock issued for stock incentive plans, net	4,598	460	2,885	—	—	3,345
Stock purchased and retired	—	—	(2,885)	2,885	—	—
Net income	—	—	—	10,148	—	10,148
Cash dividends ($0.04 per share)	—	—	—	(8,825)	—	(8,825)
Acquisition related employment costs	—	—	—	4,470	—	4,470
Foreign currency translation	—	—	—	—	291	291
Balance, June 30, 2025	220,617	$22,062	$—	$1,071,483	$(2,530)	$1,091,015

	Six months ended June 30, 2024
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2023	215,026	$21,502	$—	$1,003,380	$(2,369)	$1,022,513
Stock issued for stock incentive plans, net	652	65	1,861	—	—	1,926
Stock purchased and retired	(1,331)	(133)	(1,861)	(7,888)	—	(9,882)
Net income	—	—	—	27,467	—	27,467
Cash dividends ($0.04 per share)	—	—	—	(8,621)	—	(8,621)
Foreign currency translation	—	—	—	—	(113)	(113)
Balance, March 31, 2024	214,347	21,434	—	1,014,338	(2,482)	1,033,290
Stock issued for stock incentive plans, net	662	67	2,615	—	—	2,682
Stock purchased and retired	—	—	(2,615)	2,615	—	—
Net income	—	—	—	32,419	—	32,419
Cash dividends ($0.04 per share)	—	—	—	(8,582)	—	(8,582)
Foreign currency translation	—	—	—	—	(53)	(53)
Balance, June 30, 2024	215,009	$21,501	$—	$1,040,790	$(2,535)	$1,059,756

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025, AND 2024

(In thousands)

(Unaudited)

	Six months ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$22,178	$59,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,970	62,337
Stock-based compensation expense	6,124	4,608
Gain on disposition of assets, net	(3,725)	(4,552)
Gain due to benefit plan financing arrangement	—	(1,151)
Deferred income tax (benefit) provision	(3,772)	6,668
Acquisition related employment costs	6,554	—
Other non-cash adjustments	(193)	193
Decrease (increase) in assets:
Accounts receivable	39,678	21,716
Income taxes receivable	3,027	44,016
Inventories	(2,317)	(2,648)
Prepaid expenses	2,524	4,750
Other current assets	(579)	75
Retirement plan assets	(823)	—
Other non-current assets	(1,213)	(792)
(Decrease) increase in liabilities:
Accounts payable	(21,350)	11,760
Income taxes payable	4,725	28
Unearned revenue	(45,376)	(15,743)
Accrued payroll and related expenses	1,644	(4,429)
Accrued insurance expenses	433	414
Accrued state, local and other taxes	2,494	1,147
Other accrued expenses	273	(4,562)
Retirement plan liabilities	(767)	853
Long-term accrued insurance expenses	1,412	1,114
Other long-term liabilities	4,022	(1,201)
Net cash provided by operating activities	92,943	184,487

INVESTING ACTIVITIES
Capital expenditures	(75,323)	(127,799)
Proceeds from sale of assets	9,496	8,883
Purchase of business, net of cash and debt assumed	(165,656)	—
Proceeds from benefit plan financing arrangement	—	2,380
Re-investment in benefit plan financing arrangement	—	(2,380)
Net cash used for investing activities	(231,483)	(118,916)

FINANCING ACTIVITIES
Payment of dividends	(17,478)	(17,203)
Repayment of debt assumed at acquisition	(4,502)	—
Cash paid for common stock purchased and retired	(2,868)	(9,858)
Cash paid for finance lease and finance obligations	(474)	(304)
Net cash used for financing activities	(25,322)	(27,365)

Net (decrease) increase in cash and cash equivalents	(163,862)	38,206
Cash and cash equivalents at beginning of period	325,975	223,310
Cash and cash equivalents at end of period	$162,113	$261,516

Supplemental cash flows disclosure:
Income tax payments (refunds), net	$7,498	$(33,403)
Interest paid	$875	$84
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$10,322	$12,494

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

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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

A group that includes Amy R. Kreisler and Timothy C. Rollins, each of whom is a director of the Company, certain of their family members, and certain companies under their and/or their family members’ control, controls in excess of fifty percent of the Company’s voting power.

Certain prior year amounts have been reclassified to conform to the presentation in the current year.

2. RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Standards Update (ASU) Not Yet Adopted:

ASU 2024-03: Income Statement (Topic 220): Disaggregation of Income Statement Expenses: The amendments in this ASU require public companies to disclose, in interim and year-end reporting periods, additional information about certain expenses in the financial statements. These disclosures are effective beginning with 2027 annual reports, and interim reports beginning with the second quarter of 2028. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently assessing the potential impact of adoption of these provisions on the consolidated financial statements.

3. ACQUISITION

On April 1, 2025 (the “Closing Date”), RPC, through its wholly owned subsidiary, Thru Tubing Solutions, Inc., completed its previously announced acquisition of Pintail Alternative Energy, L.L.C (“Pintail”). Pursuant to the terms of the Membership Interest Purchase Agreement dated as of April 1, 2025 (the “Merger Agreement”), by and among RPC and Pintail, on the Closing Date, Pintail merged with and into RPC (the “Merger”), and Pintail continued as a wholly owned subsidiary of RPC. Pintail, headquartered in Midland, Texas, is a leading provider of oilfield wireline perforating services in the Permian Basin. Pintail operates more than 30 active fleets, and its conventional and electric wireline units are among the newest in the industry. The acquisition will build on RPC’s diversified oilfield services platform with geographic concentration in the most active oil producing region in the U.S. land market. Pintail is included in our Technical Services Segment.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, on the Closing Date, 100% of Pintail’s equity was automatically canceled and converted into the right to receive (i) $170 million in cash, without interest (“the Closing Cash”), (ii) $25 million of RPC common stock, which was paid by the issuance of 4,545,454 shares of restricted common stock of RPC (“Stock Consideration”) to one of the previous owners (the “Seller”), and (iii) $50 million in the form of a secured note payable to Houston LP (the “Seller Note”). Interest on the Seller Note accrues at a variable rate equal to the Simple Secured

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Overnight Financing Rate (“SOFR”), for the applicable interest period, plus 2.0% per annum, or where applicable, at a specified default rate.

The Stock Consideration and 50% of the Seller Note (together “Contingent Consideration”) are subject to continued employment of Seller for a period of three years and is subject to automatic forfeiture in the event of Seller termination. In accordance with US GAAP, the Contingent Consideration is not accounted for as part of purchase price. As of Closing Date, the Company evaluated the fair value of the Seller Note using a market interest rate based on the Company’s IBR (“Incremental Borrowing Rate”). As the contractual interest rate on the Seller Note (6.0% based on prevailing SOFR) was materially consistent with the estimated market rate, the Seller Note was recorded on the Consolidated Balance Sheet at the estimated present value of $50.0 million as Current portion of notes payable and Notes payable in the non-current section of Total liabilities, as appropriate. The Company recognized an acquisition related employment obligation asset for $25 million, related to the 50% of the Seller Note, that is part of the Contingent Consideration. This asset is being amortized over the three-year service period on a straight-line basis and reflected as part of Other assets in the current and non-current sections of Total assets on the Consolidated Balance Sheet.

An additional net of tax amount totaling $28.7 million, (“Redistribution Payments”) paid by the Seller out of Closing Cash, is subject to continued employment obligation with RPC for a period of three years from the Closing Date. The Stock Consideration and Redistribution Payments are being amortized over the three-year service period and recorded as Acquisition related employment costs and Additional Paid in Capital.

Non-cash expenses related to the Contingent Consideration and the Redistribution Payments are reflected as Acquisition related employment costs in the Consolidated Statement of Operations. For the three months ended June 30, 2025, this amount totaled $6.6 million.

The Company incurred transaction expenses of approximately $698 thousand and $977 thousand for the three and six months ended June 30, 2025, respectively, which are included in Selling, general and administrative expenses within the Company’s Consolidated Statements of Operations.

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”), primarily using Level 3 inputs. The preliminary purchase price allocation was based upon valuation information that was available to determine the preliminary fair value of certain assets and liabilities, including goodwill. The preliminary purchase price allocation is subject to change, as additional information about the fair value of the individual assets and liabilities becomes available and adjustments to net working capital are finalized. The Company expects to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date.

The purchase price under US GAAP was $193.7 million, which consisted of Closing Cash of $170.0 million and $25.0 million of the Seller Note not contingent on continued service, offset by $1.3 million of contractual adjustments for Pintail’s net working capital, cash and debt. The Merger Agreement contains a post-closing adjustment for an agreed-upon level of Pintail’s working capital, as well as other usual and customary items, which the Company expects to finalize by the end of fiscal year 2025, which will be reflected as part of purchase price allocation.

The Company assumed finance leases related to trucks and operating leases for both vehicles and certain real estate. There were no favorable or unfavorable market terms for the leases.

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, which is being amortized over 15 years for income tax purposes. Goodwill is attributable to synergies expected to be achieved from the combined operations of the Company and Pintail and the assembled workforce. The accompanying Consolidated Balance Sheet includes the assets and liabilities of Pintail, which have been measured at fair value as of the acquisition date.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The preliminary allocation of purchase price recorded for Pintail under US GAAP was as follows:

Amount
Cash and cash equivalents	$3,000
Accounts receivable	66,268
Inventories	7,544
Prepaid expenses	302
Property, plant and equipment, net	49,310
Operating lease right-of-use assets	541
Finance lease right-of-use assets	1,134
Other intangibles, net	96,900
Other assets	6
Total assets	225,005

Accounts payable	(52,601)
Accrued payroll and related expenses	(4,911)
Accrued state, local and other taxes	(1,498)
Current portion of notes payable	(4,375)
Current portion of operating lease liabilities	(514)
Accrued expenses and other liabilities	(8,673)
Long-term finance lease liabilities	(1,159)
Total liabilities	(73,731)
Net assets acquired	151,274
Preliminary purchase price allocation	193,656
Goodwill recorded	$42,382

The purchase price allocation above excludes the contingent portion of total consideration consisting of $25 million of the Seller Note and $25 million of Stock Consideration.

The following table summarizes the amounts allocated to identifiable intangible assets acquired:

	Preliminary Fair Value	Estimated Useful Life
(in thousands)
Customer relationships	$86,800	10
Trade names and trademarks	10,100	10
Intangible assets acquired	$96,900

The fair value of customer relationships was estimated using the multi-period excess earnings method. The excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the customer relationships intangible assets, net of charges for the use of other identifiable assets of the business including working capital, fixed assets and other intangible assets.

The fair value of trade names was valued using the relief-from-royalty method, which presumes the owner of the asset avoids hypothetical royalty payments that would need to be made for the use of the asset if the asset was not owned.

Pintail recognizes revenue in an amount equal to consideration received for transferred goods or services to customers. In addition, Pintail has elected the right to invoice practical expedient for recognizing revenue related to its performance obligations.

Pintail’s revenues were $98.9 million for the period from April 1, 2025 to June 30, 2025. Pintail’s Net income for the period from April 1, 2025 to June 30, 2025, excluding Acquisition related employment costs was $6.9 million using an estimated effective tax rate. Pintail’s Net income includes the impact of the amortization of intangibles totaling $2.4 million as well as other

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

purchase accounting adjustments. Pintail’s operating results are included in the Consolidated Statements of Operations for the period from Apil 1, 2025 to June 30, 2025.

The following unaudited pro forma financial information presents the Company’s results of operations for the three and six months ended June 30, 2025, and 2024, as if the acquisition of Pintail had occurred on January 1, 2024. The unaudited pro forma information includes adjustments for intangible assets acquired, step-ups in the fair value of Property, plant and equipment, removal of non-recurring transaction costs directly associated with the Merger, and interest expense on the Seller Note, as well as the Acquisition related employment costs of $6.6 million and $13.2 million, respectively, associated with the Contingent Consideration and Redistribution Payments. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisition of Pintail been completed on January 1, 2024. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Pintail.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
(in thousands)
Revenues	$420,809	$466,513	$861,438	$944,873
Net income	10,644	44,408	26,331	75,736

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

Our contracts with customers are generally short-term in nature and generally consist of a single performance obligation – the provision of oilfield services. RPC contracts with its customers to provide the following services by reportable segment:

Technical Services

●	Includes pressure pumping, downhole tools, wireline, coiled tubing, cementing, snubbing, nitrogen, well control and fishing.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	June 30,	December 31,
	2025	2024
(in thousands)
Unbilled trade receivables	$37,424	$60,951

Substantially all of the unbilled trade receivables disclosed were, or are expected to be, invoiced during the following quarter.

Unearned revenue

Contract liabilities represent payments received in advance of satisfying the Company’s performance obligation and are recognized over time as the service is performed. All of the $45.4 million recorded as unearned revenue as of December 31, 2024, has been recognized as revenues during the six months ended June 30, 2025.

5.    STOCK-BASED COMPENSATION

The Company has issued various forms of stock incentives, including incentive and non-qualified stock options, time-lapse restricted shares and performance share unit awards under its Stock Incentive Plans to officers, selected employees and non-employee directors.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2025, there were 5,731,305 shares available for grant under the Company’s 2024 Stock Incentive Plan. In addition, there were 367,640 shares available under the 2014 Stock Incentive plan that are reserved for the potential vesting of performance stock unit awards granted in 2023.

6. DEPRECIATION AND AMORTIZATION

Depreciation and amortization disclosed in the Consolidated Statements of Operations related to the following components:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
(in thousands)
Cost of revenues	$36,595	$29,524	$69,025	$56,844
Selling, general and administrative expenses	5,752	2,809	8,945	5,493
Total	$42,347	$32,333	$77,970	$62,337

7.  INCOME TAXES

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

For the three months ended June 30, 2025, the effective rate reflects a provision of 41.3% compared to a provision of 17.8% for the comparable period in the prior year. For the six months ended June 30, 2025, the effective rate reflects a provision of 34.5% compared to a provision of 20.5% for the comparable period in the prior year. The increase in effective tax rate is primarily due to Acquisition related employment costs which both contributed to a lower pre-tax income and included a non-deductible component.

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated depreciation on fixed asset additions. As the legislation was signed into law after the close of our second quarter, our operating results for the six months ended June 30, 2025, does not include any adjustments related to it. The Company is in the process of evaluating the OBBBA and has not estimated its financial impact at this time.

8.    EARNINGS PER SHARE

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

(Unaudited)

restricted shares of common stock (participating securities) outstanding and a reconciliation of outstanding weighted average shares:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
(in thousands)
Net income available for stockholders	$10,148	$32,419	$22,178	$59,886
Less: Adjustments for earnings attributable to participating securities	(21)	(533)	(256)	(953)
Net income used in calculating earnings per share	$10,127	$31,886	$21,922	$58,933

Weighted average shares outstanding (including participating securities)	220,610	214,844	218,150	214,922
Adjustment for participating securities	(8,390)	(3,603)	(6,080)	(3,457)
Shares used in calculating basic and diluted earnings per share	212,220	211,241	212,070	211,465

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	Six months ended
	June 30,
	2025	2024
(in thousands)
Beginning balance	$7,906	$7,109
Provision for current expected credit losses	207	294
Write-offs	(1,264)	(673)
Recoveries collected (net of expenses)	58	23
Ending balance	$6,907	$6,753

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

	June 30,	December 31,
(in thousands)	2025	2024
Raw materials and supplies	$102,250	$97,857
Finished goods	15,451	9,771
Total Inventory	$117,701	$107,628

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. OTHER INTANGIBLES, NET

Intangible assets are amortized over their legal or estimated useful life. The following table provides a summary of the gross carrying value and accumulated amortization by each major intangible class as of June 30, 2025, and December 31, 2024:

		June 30, 2025		December 31, 2024
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Finite-lived Intangibles:
Customer relationships	10	$96,800	$(4,170)	$10,000	$(1,500)
Trade names and trademarks	10	13,619	(1,211)	3,519	(799)
Software licenses	3	5,350	(3,253)	5,350	(2,727)
		$115,769	$(8,634)	$18,869	$(5,026)

During the second quarter of 2025, the Company acquired intangible assets; see Note 3 for additional details related to the intangible assets acquired.

Amortization expense for each of the periods presented follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
(in thousands)
Amortization of finite-lived intangible assets	$3,017	$422	$3,610	$945

Estimated future amortization expense based on balances as of June 30, 2025, were as follows: $6.0 million for the remainder of 2025 and approximately $12 million for the years 2026 through 2029.

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

The Company has outstanding state tax notifications of audit results related to sales and use tax and with its outside legal counsel has evaluated the perceived merits of this tax assessment. The Company believes the likelihood of a material loss related to these contingencies is remote and the amount of liability cannot be reasonably estimated at this time. Therefore, no loss has been recorded and the Company currently does not believe the resolution of these claims will have a material impact on its consolidated financial position, results of operations or cash flows.

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

13.     RETIREMENT PLANS

In the fourth quarter of 2024, the Board of Directors approved the termination of the Supplemental Retirement Plan (SERP). Pursuant to the Internal Revenue Service rules, participant balances are required to be distributed between 12 and 24 months after termination. The Company currently expects to distribute the participant balances within the next 12 months by liquidating assets

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

currently held in the Rabbi Trust. As of June 30, 2025, the Retirement plan assets and Retirement plan liabilities related to the SERP are reported as part of current assets and current liabilities in the accompanying Consolidated Balance Sheet.

The Company permitted, through December 31, 2024, selected highly compensated employees to defer a portion of their compensation to the SERP. The Company maintains certain securities primarily in mutual funds and company-owned life insurance policies as a funding source to satisfy the obligations of the SERP that have been classified as trading and are stated at fair value totaling $31.5 million as of June 30, 2025, and $30.7 million as of December 31, 2024. Trading gains related to the SERP assets totaled $789 thousand during the three months ended June 30, 2025, compared to trading gains of $425 thousand during the three months ended June 30, 2024. Trading gains related to the SERP assets totaled $769 thousand during the six months ended June 30, 2025, compared to trading gains of $1.7 million during the six months ended June 30, 2024. As of June 30, 2025, the SERP assets are reported in Current retirement plan assets in the accompanying Consolidated Balance Sheets. Changes in the fair value of these assets are reported in the accompanying Consolidated Statements of Operations as compensation cost in Selling, general and administrative expenses.

The SERP liabilities include participant deferrals, net of distributions, and are stated at fair value of approximately $23.8 million as of June 30, 2025, and $24.5 million as of December 31, 2024. As of June 30, 2025 the SERP liabilities are reported in the accompanying Consolidated Balance Sheets in current retirement plan liabilities. Changes in fair value is recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities was the result of an increase of $804 thousand due to unrealized gains on participant balances during the three months ended June 30, 2025, compared to an increase of $454 thousand due to unrealized gains on participant balances during the three months ended June 30, 2024. Changes in the fair value of the SERP liabilities resulted in unrealized gains of $815 thousand during the six months ended June 30, 2025, compared to unrealized gains of $1.7 million during the six months ended June 30, 2024.

14.    NOTES PAYABLE

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

Under the Credit Agreement, when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million: (i) the consolidated leverage ratio cannot exceed 2.50:1.00 and (ii) the debt service coverage ratio must be equal to or greater than 2.00:1.00; otherwise, the minimum tangible net worth must be greater than or equal to $400 million. As of both June 30, 2025, and June 30, 2024, the Company was in compliance with these covenants.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2025, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $15.8 million; therefore, a total of $84.2 million of the facility was available. During the second quarter of 2025, the Company assumed a Seller Note as part of the Pintail acquisition; see Note 3 for additional details related to the Seller Note. Interest incurred, which includes interest on the Seller Note, facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, and interest paid on the Seller Note and the credit facility were as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Interest incurred	$878	$74	$951	$147
Interest paid	832	42	875	84

15.  FAIR VALUE DISCLOSURES

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

Trading securities are comprised of the SERP assets, as described in the note titled Retirement Plans, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance or investment company. Significant observable inputs, in addition to quoted market prices, were used to value the equity securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended June 30, 2025, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at June 30, 2025, and December 31, 2024. Borrowings under our revolving credit facility are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in the note titled Notes Payable. The Company is subject to interest rate risk, to the extent there are outstanding borrowings on the variable component of the interest rate.

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

(Unaudited)

16.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

Foreign
Currency
Translation
(in thousands)
Balance at December 31, 2024	$(2,828)
Change during the period:
Before-tax amount	298
Balance at June 30, 2025	$(2,530)

Foreign
Currency
Translation
(in thousands)
Balance at December 31, 2023	$(2,369)
Change during the period:
Before-tax amount	(166)
Balance at June 30, 2024	$(2,535)

17. CASH PAID FOR COMMON STOCK PURCHASED AND RETIRED

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market. During the three months ended June 30, 2025, there were no shares repurchased by the Company in the open market. As of June 30, 2025, there were 12,768,870 shares remaining available to be repurchased. The program does not have a preset expiration date. Repurchases of shares of the Company’s common stock may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.

Shares purchased for withholding taxes represent taxes due upon vesting of time-lapse restricted shares granted to employees.

Total share repurchases for each of the periods presented are detailed below:

	Six months ended June 30, 2025			Six months ended June 30, 2024
	No. of Shares	Avg. Price	Total Cost	No. of Shares	Avg. Price	Total Cost
(in thousands except per share data)
Shares purchased for withholding taxes	424	$6.76	$2,868	323	$9.24	$2,346
Open market purchases	—	—	—	1,010	7.58	7,512
Total	424	$6.76	$2,868	1,333	$7.74	$9,858

Excise tax payable on share repurchases totaling $24 thousand in 2024 is not included in the amounts shown above.

18.    BUSINESS SEGMENT AND ENTITY WIDE DISCLOSURES

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Significant segment expense by reportable segment for the three and six months ended June 30, 2025 and 2024 are shown in the following tables:

	Three months ended			Six months ended
	June 30,			June 30,
	Technical	Support		Technical	Support
	Services	Services	Total	Services	Services	Total
(in thousands)
2025
Revenues	$396,754	$24,055	$420,809	$708,598	$45,088	$753,686

Employment costs (1)	97,550	5,314	102,864	174,886	10,567	185,453
Materials and supplies	110,998	955	111,953	185,467	1,795	187,262
Maintenance & repairs	50,055	2,924	52,979	95,516	5,546	101,062
Fleet and transportation	13,458	683	14,141	23,609	1,488	25,097
Other cost of revenues (2)	34,484	1,325	35,809	60,316	2,451	62,767
Cost of revenues (exclusive of depreciation and amortization)	$306,545	$11,201	$317,746	$539,794	$21,847	$561,641

Employment costs (1)	15,498	2,628	18,126	30,550	5,117	35,667
Enterprise shared services (3)	9,286	416	9,702	19,145	885	20,030
Other selling, general and administrative expenses (4)	7,058	1,786	8,844	14,476	3,213	17,689
Selling, general and administrative expenses	$31,842	$4,830	$36,672	$64,171	$9,215	$73,386

Segment depreciation and amortization	36,403	4,226	40,629	68,666	7,567	76,233
Segment operating income	$21,964	$3,798	$25,762	$35,967	$6,459	$42,426
Unallocated corporate expenses (5)			5,871			11,675
Acquisition related employment costs			6,554			6,554
(Gain) on sale of assets			(2,199)			(3,725)
Operating income			$15,536			$27,922

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended			Six months ended
	June 30,			June 30,
	Technical	Support		Technical	Support
	Services	Services	Total	Services	Services	Total
(in thousands)
2024
Revenues	$341,484	$22,669	$364,153	$697,878	$44,108	$741,986

Employment costs (1)	77,617	5,149	82,766	154,769	10,336	165,105
Materials and supplies	84,708	764	85,472	179,198	1,549	180,747
Maintenance & repairs	50,654	2,651	53,305	100,960	5,447	106,407
Fleet and transportation	11,918	778	12,696	29,753	1,570	31,323
Other cost of revenues (2)	26,202	1,843	28,045	52,211	3,100	55,311
Cost of revenues (exclusive of depreciation and amortization)	$251,099	$11,185	$262,284	$516,891	$22,002	$538,893

Employment costs (1)	13,982	2,292	16,274	29,559	4,737	34,296
Enterprise shared services (3)	8,940	329	9,269	17,512	742	18,254
Other selling, general and administrative expenses (4)	8,645	1,622	10,267	15,972	2,972	18,944
Selling, general and administrative expenses	$31,567	$4,243	$35,810	$63,043	$8,451	$71,494

Segment depreciation and amortization	28,620	2,862	31,482	55,790	5,677	61,467
Segment operating income	$30,198	$4,379	$34,577	$62,154	$7,978	$70,132
Unallocated corporate expenses (5)			2,447			6,867
(Gain) on sale of assets			(3,338)			(4,552)
Operating income			$35,468			$67,817

(1)	Employment costs include employee payroll, share-based compensation, bonuses and amounts related to benefits for each of the income statement items. Additional employment costs are included within the shared services amount.
(2)	Includes expenses related to rent, travel, insurance and other costs.
(3)	Includes costs incurred at the enterprise level that are allocated to each reportable segment based on payroll cost, headcount and revenues.
(4)	Includes professional fees, utilities, travel & entertainment and other costs.
(5)	Unallocated corporate expenses are included in selling general and administrative expenses at the consolidated level.

The table below shows the reconciliation of segment totals to the consolidated level for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,
	Technical	Support	Segment	Unallocated	Consolidated
	Services	Services	Total	Total	Total
(in thousands)
2025
Selling, general and administrative expenses	$31,842	$4,830	$36,672	$4,153	$40,825
Depreciation and amortization	36,403	4,226	40,629	1,718	42,347
Capital expenditures (1)	32,451	6,343	38,794	4,259	43,053
Total assets, end of period (2)	$1,102,165	$97,089	$1,199,254	$265,142	$1,464,396
2024
Selling, general and administrative expenses	$31,567	$4,243	$35,810	$1,596	$37,406
Depreciation and amortization	28,620	2,862	31,482	851	32,333
Capital expenditures (1)	71,348	3,107	74,455	566	75,021
Total assets, end of period (2)	$914,418	$81,375	$995,793	$329,453	$1,325,246

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended June 30,
	Technical	Support	Segment	Unallocated	Consolidated
	Services	Services	Total	Total	Total
(in thousands)
2025
Selling, general and administrative expenses	$64,171	$9,215	$73,386	$9,938	$83,324
Depreciation and amortization	68,666	7,567	76,233	1,737	77,970
Capital expenditures (1)	54,994	14,744	69,738	5,585	75,323
2024
Selling, general and administrative expenses	$63,043	$8,451	$71,494	$5,997	$77,491
Depreciation and amortization	55,790	5,677	61,467	870	62,337
Capital expenditures (1)	115,217	10,920	126,137	1,662	127,799

(1)	Unallocated total primarily related to corporate and enterprise services capital expenditures.
(2)	Unallocated total primarily consists of cash and cash equivalents of $162.1 million and $261.5 million managed at corporate for the months ended June 30, 2025 and 2024, respectively.

The following summarizes revenues for the United States and separately for all international locations combined for the three and six months ended June 30, 2025, and 2024. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10% of RPC’s consolidated assets, and therefore are not presented.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
(in thousands)
United States revenues	$412,347	$353,478	$737,226	$721,416
International revenues	8,462	10,675	16,460	20,570
Total revenues	$420,809	$364,153	$753,686	$741,986

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
(in thousands)
Technical Services:
Pressure Pumping	$109,197	$147,156	$242,814	$323,412
Downhole Tools	99,587	100,670	193,452	194,464
Coiled Tubing	35,690	38,984	67,620	72,152
Wireline	103,924	5,193	107,842	9,400
Cementing	27,625	28,038	55,287	55,789
Nitrogen	8,150	8,346	16,062	17,896
Snubbing	7,416	5,278	14,752	10,134
All other	5,165	7,819	10,769	14,631
Total Technical Services	396,754	341,484	708,598	697,878

Support Services:
Rental Tools	17,955	17,422	33,357	33,396
All other	6,100	5,247	11,731	10,712
Total Support Services	24,055	22,669	45,088	44,108

Total revenues	$420,809	$364,153	$753,686	$741,986

19. SUBSEQUENT EVENT

Dividends

On July 22, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable September 10, 2025, to common stockholders of record at the close of business on August 11, 2025.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also Forward-Looking Statements on page 32.

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

During the second quarter of 2025, total revenues of $420.8 million increased by $56.7 million or 15.6% compared to the same period in the prior year.

Operating profit was $15.5 million for the three months ended June 30, 2025, compared to $35.5 million during the same period of 2024.

Net income for the three months ended June 30, 2025, was $10.1 million or $0.05 diluted earnings per share compared to net income of $32.4 million, or $0.15 diluted earnings per share in the same period of 2024.

Net cash provided by operating activities decreased to $92.9 million for the six months ended June 30, 2025, compared to $184.5 million for the same period of 2024.

On April 1, 2025 (the “Closing Date”), RPC, through its wholly owned subsidiary, Thru Tubing Solutions, Inc., completed its acquisition of Pintail Alternative Energy, L.L.C (“Pintail”). Headquartered in Midland, Texas, Pintail is a leading provider of oilfield wireline perforating services in the Permian Basin and operates more than 30 active fleets, and its conventional and electric wireline units are among the newest in the industry. The acquisition will build on RPC’s diversified oilfield services platform with geographic concentration in the most active oil producing region in the U.S. land market. Pintail is included in our Technical Services Segment.

On the Closing Date, 100% of Pintail’s equity was automatically canceled and converted into the right to receive (i) $170 million in cash, without interest, (ii) $25 million of RPC common stock, which was paid by the issuance of 4,545,454 shares of restricted common stock of RPC to one of the previous owners, and (iii) $50 million in the form of a secured note payable to Houston LP (the “Seller Note”). Interest on the Seller Note accrues at a variable rate equal to the Simple Secured Overnight Financing Rate, for the applicable interest period, plus 2.0% per annum, or where applicable, at a specified default rate.  Beginning with second quarter of 2025, the Company has begun interest payments on the Seller Note.

As of June 30, 2025, there were no outstanding borrowings under our credit facility. How We Evaluate Our Operations

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

RPC, INC. AND SUBSIDIARIES

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

See Non-GAAP Financial Measures below for a reconciliation of EBITDA and Adjusted EBITDA to net income, and Adjusted EBITDA margin to net income margin, the most directly comparable financial measures calculated and presented in accordance with GAAP and a reconciliation of Free Cash Flow to Operating Cash Flow, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
(in thousands, except for percentages)
Revenues by business segment:
Technical	$396,754	$341,484	$708,598	$697,878
Support	24,055	22,669	45,088	44,108
Total revenue	420,809	364,153	753,686	741,986

Cost of revenues (exclusive of depreciation and amortization shown separately below)	317,746	262,284	561,641	538,893
Selling, general and administrative expenses	40,825	37,406	83,324	77,491
Acquisition related employment costs	6,554	—	6,554	—
Depreciation and amortization	42,347	32,333	77,970	62,337
Gain on disposition of assets	(2,199)	(3,338)	(3,725)	(4,552)
Other income, net	(1,152)	(732)	(2,037)	(1,499)
Interest expense	1,007	99	1,138	333
Interest income	(1,618)	(3,343)	(5,013)	(6,308)
Income tax provision	7,151	7,025	11,656	15,405
Net income	$10,148	$32,419	$22,178	$59,886

Net income margin	2.4%	8.9%	2.9%	8.1%
Net cash provided by operating activities	$53,078	$127,928	$92,943	$184,487

Non-GAAP Financial Measures
Adjusted EBITDA	$65,589	$68,533	$114,483	$131,653
Adjusted EBITDA margin	15.6%	18.8%	15.2%	17.7%
Free cash flow	$10,025	$52,907	$17,620	$56,688

THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THREE MONTHS ENDED JUNE 30, 2024

Revenues. Revenues of $420.8 million for the three months ended June 30, 2025, increased 15.6% compared to the three months ended June 30, 2024. The increase in revenues was primarily due to revenues from recently acquired Pintail of $98.9 million, partially offset by lower pressure pumping activity levels compared to the prior year. Pressure pumping results for the second quarter of 2025 were negatively impacted by pricing pressure, weather, third-party non-productive time and customer startup delays. Pressure pumping market remains highly competitive. Management believes the industry continues to be over-supplied and efficiency gains are consistently adding pump hour capacity to the industry. These challenges, as well as a declining rig count, have impacted activity, asset utilization, and pricing. International revenues represented 2.0% of total revenues in the second quarter of 2025 compared to 2.9% in the same period of the prior year. We believe that international revenues will continue to be less than 10% of RPC’s consolidated revenues in the foreseeable future.

RPC, INC. AND SUBSIDIARIES

During the second quarter of 2025, the average price of oil was 20.8% lower and the average price of natural gas was 54.6% higher, both as compared to the same period in the prior year. The average domestic rig count (Source: Baker Hughes, Inc.) for the three months ended June 30, 2025, was 5.3% lower than in the same period in 2024.

The Technical Services segment revenues for the second quarter of 2025 increased by 16.2% compared to the same period of the prior year due primarily to the addition of Pintail, partially offset by a decrease in pressure pumping revenues. Technical Services reported operating income was $21.1 million during the second quarter of 2025 compared to operating income of $30.2 million in the second quarter of 2024. The decrease in Technical Services operating income was primarily due to lower pricing in pressure pumping. Support Services segment revenues for the second quarter of 2025 increased by 6.1% compared to the same period in the prior year, primarily due to higher activity levels within rental tools. Support Services reported operating income of $4.6 million for the second quarter of 2025 compared to operating income of $4.4 million for the second quarter of 2024. Second quarter 2025 Support Services operating profit increased by $260 thousand compared to the second quarter of the prior year due to higher activity levels.

Cost of revenues. Cost of revenues increased 21.1% to $317.7 million for the three months ended June 30, 2025, compared to $262.3 million for the three months ended June 30, 2024 primarily due to costs from recently acquired Pintail, partially offset by lower pressure pumping activities and change in job mix. In accordance with Staff Accounting Bulletin (SAB) Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $36.6 million for the second quarter of 2025 compared to $29.5 million for the second quarter of 2024.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $40.8 million for the three months ended June 30, 2025, compared to $37.4 million for the three months ended June 30, 2024, primarily due to acquisition costs, coupled with expenses from recently acquired Pintail.

Acquisition related employment costs. Acquisition related employment costs of $6.6 million represent non-cash accounting adjustments related to the Pintail acquisition consideration that is contingent upon continued employment. We expect to recognize these costs equally over 12 quarters and approximate $78.6 million in the aggregate.

Depreciation and amortization. Depreciation and amortization increased 31.0% to $42.3 million for the three months ended June 30, 2025, compared to $32.3 million for the three months ended June 30, 2024. Depreciation and amortization increased due to additional fixed assets and intangibles related to the Pintail acquisition, coupled with capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $2.2 million for the three months ended June 30, 2025, compared to $3.3 million for the three months ended June 30, 2024. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $1.2 million for the three months ended June 30, 2025, compared to $732 thousand for the same period in the prior year.

Interest expense and interest income. Interest expense increased to $1.0 million for the three months ended June 30, 2025, compared to $99 thousand for the three months ended June 30, 2024 primarily due to interest on the Seller Note issued in conjunction with the Pintail acquisition. Interest expense includes interest on the Seller Note, facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income decreased to $1.6 million compared to $3.3 million in the prior year due to a lower average cash balance, primarily due to the acquisition of Pintail on April 1, 2025.

Income tax provision. Income tax provision was $7.2 million during the three months ended June 30, 2025 compared to $7.0 million tax provision for the same period in the prior year. The effective tax rate was 41.3% for the three months ended June 30, 2025 compared to a 17.8% effective tax rate for the same period in the prior year. The increase in effective tax rate is primarily due to Acquisition related employment costs which both contributed to a lower pre-tax income and included a non-deductible component.

Net income, net income margin and diluted earnings per share. Net income was $10.1 million during the three months ended June 30, 2025, or $0.05 diluted earnings per share, compared to net income of $32.4 million during the three months ended June 30, 2024, or $0.15 diluted earnings per share. Net income margin was 2.4% for the three months ended June 30, 2025, compared to 8.9% for the same period in the prior year.

RPC, INC. AND SUBSIDIARIES

Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA was $65.6 million, and Adjusted EBITDA margin was 15.6% for the three months ended June 30, 2025 compared to $68.5 million and 18.8%, respectively, for the same period in the prior year.

Cash provided by operating activities and Free cash flow. Cash provided by operating activities was $53.1 million for the three months ended June 30, 2025, compared to $127.9 million for the three months ended June 30, 2024. The decrease in cash provided by operating activities is due primarily to unfavorable changes in working capital, primarily due to a $52.8 million federal refund received in the second quarter of 2024, coupled with lower net income. Free cash flow decreased to $10.0 million for the three months ended June 30, 2025, from $52.9 million for the three months ended June 30, 2024, primarily due to a decrease in cash provided by operating activities, partially offset by lower capital expenditures.

SIX MONTHS ENDED JUNE 30, 2025, COMPARED TO SIX MONTHS ENDED JUNE 30, 2024

Revenues. Revenues of $753.7 million for the six months ended June 30, 2025, increased 1.6% compared to the six months ended June 30, 2024. The slight increase in revenues was primarily due to results from recently acquired Pintail, partially offset by lower pressure pumping activity levels compared to the prior year. Pressure pumping market remains highly competitive. Management believes the industry continues to be over-supplied and efficiency gains are consistently adding pump hour capacity to the industry. These challenges, as well as a declining rig count, have impacted activity, asset utilization, and pricing. International revenues represented 2.2% of total revenues in the first six months of 2025 compared to 2.8% in the same period of the prior year. We believe that international revenues will continue to be less than 10% of RPC’s consolidated revenues in the foreseeable future.

During the first six months of 2025, the average price of oil was 14.2% lower and the average price of natural gas was 73.9% higher, both as compared to the same period in the prior year. The average domestic rig count (Source: Baker Hughes, Inc.) for the six months ended June 30, 2025, was 5.4% lower than in the same period in 2024.

The Technical Services segment revenues for the six months ended June 30, 2025 increased by 1.5% compared to the same period of the prior year due primarily to results from recently acquired Pintail, partially offset by a decrease in Pressure Pumping revenues. Technical Services reported operating income of $35.1 million during the six months ended June 30, 2025 compared to operating income of $62.2 million in the same period of the prior year. The decrease in Technical Services operating income was primarily due to lower pricing in pressure pumping and several other service lines. Support Services segment revenues for the six months ended June 30, 2025 increased by 2.2% compared to the same period in the prior year, primarily due to higher activity levels within rental tools. Support Services reported operating income of $7.3 million for the six months ended June 30, 2025 compared to operating income of $8.0 million for the same period in the prior year. Support Services operating profit for the six months ended June 30, 2025 decreased by $678 thousand compared to the six months ended June 30, 2024.

Cost of revenues. Cost of revenues increased 4.2% to $561.6 million for the six months ended June 30, 2025, compared to $538.9 million for the six months ended June 30, 2024 primarily due to costs from recently acquired Pintail. Excluding results from Pintail, cost of revenues decreased in line with revenues primarily due to a decrease in expenses consistent with lower activity levels, such as materials and supplies, fleet and transportation and maintenance and repairs expenses. In accordance with Staff Accounting Bulletin (SAB) Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $69.0 million for the six months ended June30, 2025 compared to $56.8 million for the same period in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $83.3 million for the six months ended June 30, 2025, compared to $77.5 million for the six months ended June 30, 2024, primarily due to acquisition costs and expenses from recently acquired Pintail, coupled with ERP system implementation costs.

Acquisition related employment costs. Acquisition related employment costs of $6.6 million represent non-cash accounting adjustments related to the Pintail acquisition consideration that is contingent upon continued employment. We expect to recognize these costs equally over 12 quarters and approximate $78.6 million in the aggregate.

Depreciation and amortization. Depreciation and amortization increased 25.1% to $78.0 million for the six months ended June 30, 2025, compared to $62.3 million for the six months ended June 30, 2024. Depreciation and amortization increased due to additional fixed assets and intangibles related to the Pintail acquisition, coupled with capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $3.7 million for the six months ended June 30, 2025, compared to $4.6 million for the six months ended June 30, 2024. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

RPC, INC. AND SUBSIDIARIES

Other income, net. Other income, net was $2.0 million for the six months ended June 30, 2025, compared to $1.5 million for the same period in the prior year.

Interest expense and interest income. Interest expense increased to $1.1 million for the six months ended June 30, 2025, compared to $333 thousand for the six months ended June 30, 2024 primarily due to interest on the Seller Note issued in conjunction with the Pintail acquisition. Interest expense includes interest on the Seller Note, facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income decreased to $5.0 million compared to $6.3 million in the prior year primarily due to a lower average cash balance, primarily due to the acquisition of Pintail on April 1, 2025.

Income tax provision. Income tax provision was $11.7 million during the six months ended June 30, 2025 compared to $15.4 million tax provision for the same period in the prior year. The effective tax rate was 34.5% for the six months ended June 30, 2025 compared to a 20.5% effective tax rate for the same period in the prior year. The increase in effective tax rate is primarily due to Acquisition related employment costs which both contributed to a lower pre-tax income and included a non-deductible component.

Net income, net income margin and diluted earnings per share. Net income was $22.2 million during the six months ended June 30, 2025, or $0.10 diluted earnings per share, compared to net income of $59.9 million during the six months ended June 30, 2024, or $0.28 diluted earnings per share. Net income margin was 2.9% for the six months ended June 30, 2025, compared to 8.1% for the same period in the prior year.

Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA was $114.5 million, and Adjusted EBITDA margin was 15.2% for the six months ended June 30, 2025, compared to $131.7 million and 17.7% for the same period in the prior year.

Cash provided by operating activities and Free cash flow. Cash provided by operating activities was $92.9 million for the six months ended June 30, 2025, compared to $184.5 million for the six months ended June 30, 2024. The decrease in cash provided by operating activities is due primarily to unfavorable changes in working capital, primarily due to a $52.8 million federal refund received during the first six months of 2024, coupled with lower net income. Free cash flow decreased to $17.6 million for the six months ended June 30, 2025, from $56.7 million for the six months ended June 30, 2024, primarily due to a decrease in cash provided by operating activities, partially offset by lower capital expenditures.

Non-GAAP Financial Measures

Reconciliation of GAAP and non-GAAP Financial Measures

Disclosed herein are non-GAAP financial measures of EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, and Free cash flow. These measures should not be considered in isolation or as a substitute for performance or liquidity measures prepared in accordance with GAAP.

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

RPC, INC. AND SUBSIDIARIES

Set forth below are reconciliations of these non-GAAP measures with their most directly comparable GAAP measures.

(Unaudited)	Three months ended			Six Months Ended
	June 30,		June 30,	June 30,	June 30,
(In thousands)	2025	0	2024	2025	2024
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$10,148		$32,419	$22,178	$59,886
Adjustments:
Add: Income tax provision	7,151		7,025	11,656	15,405
Add: Interest expense	1,007		99	1,138	333
Add: Depreciation and amortization	42,347		32,333	77,970	62,337
Less: Interest income	1,618		3,343	5,013	6,308
EBITDA	$59,035		$68,533	$107,929	$131,653

Add: Acquisition related employment costs	6,554		—	6,554	—
Adjusted EBITDA	$65,589		$68,533	$114,483	$131,653

Revenues	$420,809		$364,153	$753,686	$741,986

Net income margin	2.4%		8.9%	2.9%	8.1%

Adjusted EBITDA margin	15.6%		18.8%	15.2%	17.7%

(1) Net income margin is calculated as net income divided by revenues. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by revenues.

(Unaudited)	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Reconciliation of Operating Cash Flow to Free Cash Flow
Net cash provided by operating activities	$53,078	$127,928	$92,943	$184,487
Capital expenditures	(43,053)	(75,021)	(75,323)	(127,799)
Free cash flow	$10,025	$52,907	$17,620	$56,688

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents decreased $163.9 thousand to $162.1 million as of June 30, 2025, compared to cash and cash equivalents of $326.0 million as of December 31, 2024.

The following table sets forth the historical cash flows for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
(In thousands)
Net cash provided by operating activities	$92,943	$184,487
Net cash used for investing activities	(231,483)	(118,916)
Net cash used for financing activities	(25,322)	(27,365)

Cash provided by operating activities for the six months ended June 30, 2025, decreased by $91.5 million compared to the six months ended June 30, 2024, primarily due to unfavorable changes in working capital, primarily due to a $52.8 million tax refund received in the prior year, coupled with a decrease in net income. Change in working capital was a use of cash of $14.8 million during the six months ended June 30, 2025, compared to a $56.5 million source of cash in the same period last year. The most significant working capital related cash flows during the six months ended June 30, 2025, were a cash use of $45.4 million due to a decrease in unearned revenue due to the satisfaction of performance obligations that were associated with a customer cash prepayment we received in the fourth quarter of 2024, a $39.7 million cash source from a decrease in accounts receivable and a $21.4 million use of

RPC, INC. AND SUBSIDIARIES

cash from a decrease in accounts payable, both due to lower business activity levels compared to the prior year coupled with the timing of receipts. The changes in the other components were mainly due to the timing of payments and receipts.

Cash used for investing activities for the six months ended June 30, 2025, increased by $112.6 million compared to the six months ended June 30, 2024, primarily due to cash used to fund the acquisition of Pintail, partially offset by a decrease in capital expenditures primarily related to the timing of new equipment deliveries and consistent with lower business activity levels. Capital expenditures were $75.3 million for the six months ended June 30, 2025, compared to $127.8 million for the six months ended June 30, 2024. In the prior year period, the Company was purchasing components of a new Tier 4 dual fuel pressure pumping fleet.

Cash used for financing activities for the six months ended June 30, 2025, decreased by $2.1 million compared to the six months ended June 30, 2024, primarily due to a decrease in repurchases of the Company’s common shares in the open market, partially offset by the repayment of debt assumed at acquisition.

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

The Company currently has a $100.0 million revolving credit facility that matures in June 2027. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company's 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors. The Credit Agreement’s maturity date is June 22, 2027, and the interest rate is based on Term Secured Overnight Financing Rate (Term SOFR). In addition, the terms of the agreement have a 1.00% per annum floor for Base Rate borrowings and permits the issuance of letters of credit in currencies other than U.S. dollars. As of June 30, 2025, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $15.8 million; therefore, a total of $84.2 million of the facility was available. The Company is currently in compliance with the credit facility financial covenants. For additional information with respect to RPC’s facility, see the note titled Notes Payable of the Consolidated Financial Statements.

In addition, the Company filed a shelf registration statement on Form S-3 on April 23, 2025, which was declared effective on May 5, 2025. The shelf registration includes a base prospectus and allows us to offer any combination of securities described in the prospectus, which include common stock, preferred stock, warrants, rights, depositary shares, purchase contracts and units containing two or more of the foregoing, in one or more offerings in an aggregate amount of up to $300 million. The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated depreciation on fixed asset additions. The Company is in the process of evaluating the OBBBA and has not estimated its financial impact at this time.

Cash Requirements

The Company currently expects capital expenditures, inclusive of recently acquired Pintail, to be between $165 million and $215 million in 2025, mostly related to maintenance. This is inclusive of opportunistic asset purchases and technology spend associated with our ERP implementation. As of June 30, 2025, $75.3 million has been spent. The Company is allocating capital to maintain its pressure pumping fleet and continues to evaluate future investments and options to further upgrade our equipment across the business.

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

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market. As of June 30, 2025, 12,768,870 shares remained available to be repurchased. During the three months ended June 30, 2025, and the three months ended June 30, 2024, there were no shares repurchased by the Company in the open market. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date. For additional information with respect to RPC’s stock buyback program, see note of the Consolidated Financial Statements titled Cash Paid for Common Stock Purchased and Retired.

In the fourth quarter of 2024, the Board of Directors approved the termination of the SERP. Pursuant to the Internal Revenue Service rules, participant balances are required to be distributed between 12 and 24 months after termination. The Company currently plans to distribute the balances within the next 12 months by liquidating assets currently held in the Rabbi Trust. Both the assets and liabilities related to the SERP are now reflected as part of current assets and current liabilities.

During 2024, the Company entered into a multi-year systems transformation program to upgrade our ERP and supply chain systems. We are currently in the early phases and expensed the majority of non-recurring costs incurred in 2024 and the first quarter of 2025. During the second quarter of 2025 the company began capitalizing some costs associated with ERP implementation. We plan to continue the ERP implementation through a phased approach with costs being incurred over the next few years.

During the second quarter of 2025, the Company began making interest payments on the Seller Note and will continue making such payments in accordance with the terms of the Seller Note. In addition, per the terms of the Seller Note, the first principal payment of $20 million is payable within the next 12 months. The remainder of $30 million in principal is payable over two years after the first repayment, per the terms of the agreement.

On July 22, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable September 10, 2025, to common stockholders of record at the close of business on August 11, 2025. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices and employ skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide services to the Company’s customers. In recent years, the price of labor and raw materials increased while labor shortages caused by the departure of skilled labor from the domestic oilfield industry in prior years. These cost increases have moderated but remain high by historical standards. Though the ultimate impact is uncertain, the Company does currently expect tariffs on goods imported into the US to result in materially higher costs of equipment.

OUTLOOK

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity and can be impacted by economic and policy developments as well as geopolitical disruptions. RPC believes that oil prices currently remain at levels sufficient to motivate our customers to maintain drilling and completion activities, however the recent decline of oil prices and potential further volatility could result in the Company’s customers opting to delay completion activity. Long-term, projected higher demand for oil and natural gas should drive increased activity in most of the basins in which RPC operates.

We continue to monitor the supply and demand for our services and the competitive environment, including trends such as increasing customer preferences for lower emission and more efficient equipment. Increased efficiencies in recent years of oilfield completion services and equipment, particularly in pressure pumping, has inherently contributed to oversupply in the Oilfield Services (OFS) market. We believe that competition will remain intense.

RPC, INC. AND SUBSIDIARIES

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation (Marine Products)

In conjunction with RPC’s spin-off of its powerboat manufacturing business, RPC and Marine Products entered into various agreements that define the companies’ relationship. Per the terms of their Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $552 thousand for the six months ended June 30, 2025, and $590 thousand for the comparable period in 2024. All of the Company’s directors are also directors of Marine Products, and the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of or affiliated with certain directors of RPC. The total amounts paid to these affiliated parties were $32 thousand for the six months ended June 30, 2025, and $881 thousand for the six months ended June 30, 2024.

A group that includes Amy R. Kreisler and Timothy C. Rollins, each of whom is a director of the Company, certain of their family members, and certain companies under their and/or their family members’ control, controls in excess of fifty percent of the Company’s voting power.

RPC and Marine Products own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $96 thousand for the six months ended June 30, 2025 compared to $100 thousand for the comparable period in 2024.

Pursuant to the registration rights agreement between us and our largest stockholder, LOR, Inc. (LOR) and certain of its affiliates (collectively, the Selling Stockholders) and their permitted transferees, we have we have filed a Form S-3 shelf registration statement on April 23, 2025, which was declared effective on May 5, 2025, that registers the resale of up to 127,235,202 shares of our common stock, and which represents all Company securities held by the Selling Stockholders. In addition, they have the right to require, subject to certain conditions and limitations, certain piggy back registration rights with respect to registrations initiated by us.

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

RPC, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services, trends in the industry, and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include, without limitation, statements regarding: our belief that the operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025; our belief that Pintail is a leading provider of oilfield wireline perforating services in the Permian Basin; our belief that Pintail’s conventional and electric wireline units are among the newest in the industry; our belief that the acquisition of Pintail will build on RPC’s diversified oilfield services platform with geographic concentration in the most active oil producing region in the U.S. land market; our assessment that the preliminary purchase price allocation in connection with the Pintail acquisition is subject to change as additional information is obtained; our expectation that, in regards to the Pintail acquisition, the Company will finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date; our expectation that the Company anticipates finalizing the post-closing adjustment for an agreed-upon level of Pintail’s working capital by the end of fiscal year 2025; our belief that there were no favorable or unfavorable market terms in the assumed financing and operating leases in connection with the Pintail acquisition; our contention that goodwill is attributable to synergies expected to be achieved from the combined operations of the Company and Pintail and the assembled workforce; our expectation that the acquisition of Pintail builds on our diversified oilfield services platform with geographic concentration in the most active oil producing region in the U.S. land market; our expectation that the Company will distribute the balances of the SERP with the next 12 months by liquidating assets currently held in the Rabbi Trust; our belief that the likelihood of a material loss related to the outstanding state tax assessment is remote and cannot be reasonably estimated at this time, and the Company currently does not believe the resolution of this claim will have a material impact on its consolidated financial position, results of operations or cash flows; statements that repurchases of the Company’s stock may be made from time to time in the open market by block purchases, in privately negotiated transactions or in such other manner as determined by the Company; our ability to continue to monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel; the effect of geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, and our customers’ drilling and production activities on our financial results; our belief that EBITDA, EBITDA margin and free cash flow are important indicators of performance; our belief that EBITDA and EBITDA margin enable investors to compare the operating performance of our core business consistently over various time periods without regard to changes in our capital structure and that free cash flow is an important financial measure for evaluating our financial condition; our belief that pressure pumping remains highly competitive; our belief that the industry continues to be over-supplied and efficiency gains are consistently adding pump hour capacity to the industry, and these challenges as well as a declining rig count, have resulted in activity, asset utilization, and pricing trending lower; our belief that international revenues will continue to be less than ten percent of our consolidated revenues in the foreseeable future; our belief that our financial condition remains strong; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our expectation that we will not need our revolving credit facility to meet our liquidity requirements; our belief that the financial institutions are a safe place to hold our deposits; our expectation that capital expenditures will be between $165 million and $215 million during 2025 and our expectation that such expenditures will be mostly related to maintenance; our plan to continue to evaluate future investments and options to further upgrade our equipment across the business; our inability to estimate the outcomes of sales and use tax audits in various jurisdictions; our plan to continue the ERP implementation through a phased approach with costs being incurred over the next few years; our expectation to continue to pay cash dividends to common stockholders, subject to industry conditions and our earnings, financial condition, and other relevant factors; our belief that if inflation in the general economy increases, our costs for equipment, materials and labor could increase as well; our belief that increases in activity in the domestic oilfield can cause upward pressures in the labor markets from which it hires employees, especially if employment in the general economy increases; our belief that activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide our services to our customers; our expectation that tariffs on goods imported into the U.S. will increase equipment prices; our belief that current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity and can be impacted by economic and policy developments as well as geopolitical disruptions; our belief that oil prices currently remain at levels sufficient to motivate our customers to maintain drilling and completion activities, however, the recent decline of oil prices and potential further volatility could result in our customers opting to delay completion activity; our belief that long-term, projected steady higher demand for oil and natural gas should drive increased activity in most of the basins in which we operate; our belief that competition will remain intense; our plan to continue to monitor the supply and demand for our services and the competitive environment, including trends such as increasing customer preferences for lower emission and more efficient equipment; our expectation that changes in the foreign exchange rate will not have a

RPC, INC. AND SUBSIDIARIES

material effect on our consolidated results of operations or financial conditions; our belief that the outcome of litigation will not have a material adverse effect on our financial position or results of operations; and our belief that the material weaknesses in Pintail’s audit for the fiscal year ended December 31, 2024, could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner if not remediated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility and the Pintail Seller Note. As of June 30, 2025, there were no outstanding interest-bearing advances on our credit facility, which provides for interest at a floating rate.

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

As of the end of the period covered by this report, June 30, 2025 (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, which excluded the impact of the acquisition of Pintail, discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

As discussed in the Note titled “Acquisition” of the Notes to Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this Form 10-Q for the quarter ended June 30, 2025, we completed the acquisition of Pintail during the quarter. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of Pintail and have begun to integrate policies, processes, people, technology, and operations for the post-acquisition combined company. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded the internal control over financial reporting of Pintail from the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025.

RPC, INC. AND SUBSIDIARIES

We have reported the operating results of Pintail in our Consolidated Statements of Operations and Statements of Cash Flows from the acquisition date through June 30, 2025. As of June 30, 2025, total assets related to Pintail represented approximately 18% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of June 30, 2025. Revenues from Pintail represented approximately 24% of our total consolidated revenues for the three months ended June 30, 2025.

Changes in internal control over financial reporting –The Company has successfully completed the mapping of Pintail’s accounts to our existing financial reporting systems. The Company has begun an initial review of key controls and has implemented controls related to all Pintail financial statement line items and consolidation in order to enable the accurate preparation and timely reporting of their results.

Other than the changes to Pintail controls noted above, there were no changes in the Company’s internal control over financial reporting during the second quarter of 2025 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RPC, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

RPC is involved in litigation from time to time in the ordinary course of its business. RPC does not believe that the outcome of such litigation will have a material adverse effect on the financial position or results of operations of RPC.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, with the exception of the following:

Risks related to our business

Material weaknesses in the internal control over financial reporting of Pintail Alternative Energy, L.L.C. (“Pintail”), our significant subsidiary acquired on April 1, 2025, were identified by Pintail’s independent registered public accounting firm as part of their financial statement audit for the year ended December 31, 2024. These material weaknesses, if not remediated, could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our disclosure controls, including our internal controls, and to disclose any changes in internal controls identified through such evaluations of those controls.

Material weaknesses in internal control over financial reporting were identified by Pintail’s independent registered public accounting firm as part of their audit of Pintail’s financial statements for fiscal year ended December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s annual or interim financial statements will not be prevented or detected on a timely basis. To respond to these material weaknesses, we have undertaken immediate steps to implement compensating controls to continue to remediate and improve the internal controls over financial reporting relating to Pintail operations, including improvements regarding segregation of duties and documenting the review process around key controls.

Any failure to maintain adequate internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. The Company has controls in place to account for the purchase of Pintail. The material weaknesses are limited to Pintail’s internal controls.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

RPC, INC. AND SUBSIDIARIES

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Adoption of Amended and Restated Bylaws

On July 22, 2025, the Board of Directors approved and adopted amended and restated bylaws (the “Amended and Restated Bylaws”), which became effective the same day. Among other things, the amendments contained in the Amended and Restated Bylaws effected the following changes:

●	To delete provisions providing for the closing of the Company’s stock transfer books.
●	To delete former Article Twenty-Ninth, which contained fee shifting provisions.
●	To further enhance and refine procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at stockholder meetings (other than proposals to be included in the Company’s proxy materials pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).
●	To provide additional flexibility with respect to the signatures required on certificates evidencing Company common stock.
●	To provide additional specificity with respect to the setting of record dates.

The Amended and Restated Bylaws also incorporate various other non-material updates and technical, clarifying and conforming changes.  The foregoing description is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a redlined copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

RPC, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1 3.1(a)

Membership Interest Purchase Agreement dated April 1, 2025 (portions of this Exhibit have been omitted) (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8‑K filed on April 7, 2025).

Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. effective July 22, 2025.
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Ben M. Palmer
Date: July 24, 2025	Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael L. Schmit
Date: July 24, 2025	Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)