Form 10-Q
period 2025-09-30
RPC INC
filed 2025-10-30
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 24, 2025, RPC, Inc. had 220,574,475 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025, AND DECEMBER 31, 2024

(In thousands, except share and par value data)

	September 30,	December 31,
	2025	2024
ASSETS	(Unaudited)	Note 1
Cash and cash equivalents	$163,462	$325,975
Accounts receivable, net	359,901	276,577
Inventories	117,685	107,628
Income taxes receivable	3,376	4,332
Prepaid expenses	12,023	16,136
Retirement plan assets	32,653	—
Other current assets	12,189	2,194
Total current assets	701,289	732,842
Property, plant and equipment, net	560,298	513,516
Operating lease right-of-use assets	24,726	27,465
Finance lease right-of-use assets	5,758	4,400
Goodwill	74,257	50,824
Other intangibles, net	104,501	13,843
Retirement plan assets	—	30,666
Other assets	27,967	12,933
Total assets	$1,498,796	$1,386,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$143,228	$84,494
Accrued payroll and related expenses	30,651	25,243
Accrued insurance expenses	9,089	7,942
Accrued state, local and other taxes	7,096	3,234
Income taxes payable	810	446
Unearned revenue	—	45,376
Current portion of operating lease liabilities	7,482	7,108
Current portion of finance lease liabilities and finance obligations	4,222	3,522
Retirement plan liabilities	24,129	—
Current portion of notes payable	20,000	—
Accrued expenses and other liabilities	5,402	4,548
Total current liabilities	252,109	181,913
Accrued insurance expenses	13,816	12,175
Retirement plan liabilities	—	24,539
Notes payable	30,000	—
Operating lease liabilities	18,291	21,724
Finance lease liabilities	1,011	559
Other long-term liabilities	10,897	9,099
Deferred income taxes	70,279	58,189
Total liabilities	396,403	308,198
Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 220,574,475 and 214,942,138 shares issued and outstanding in 2025 and 2024, respectively	22,058	21,494
Capital in excess of par value	—	—
Retained earnings	1,082,989	1,059,625
Accumulated other comprehensive loss	(2,654)	(2,828)
Total stockholders’ equity	1,102,393	1,078,291
Total liabilities and stockholders’ equity	$1,498,796	$1,386,489

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

(In thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$447,103	$337,652	$1,200,789	$1,079,638
COSTS AND EXPENSES:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	334,673	247,507	896,314	786,400
Selling, general and administrative expenses	44,628	37,697	127,952	115,188
Acquisition related employment costs	6,467	—	13,021	—
Depreciation and amortization	44,098	35,034	122,068	97,371
Gain on disposition of assets, net	(3,563)	(1,790)	(7,288)	(6,342)
Operating income	20,800	19,204	48,722	87,021
Interest expense	(949)	(261)	(2,087)	(594)
Interest income	1,748	3,523	6,761	9,831
Other income, net	968	1,005	3,005	2,504
Income before income taxes	22,567	23,471	56,401	98,762
Income tax provision	9,604	4,675	21,260	20,080
Net income	$12,963	$18,796	$35,141	$78,682

Earnings per share
Basic	$0.06	$0.09	$0.16	$0.37
Diluted	$0.06	$0.09	$0.16	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$12,963	$18,796	$35,141	$78,682
Other comprehensive (loss) income:
Foreign currency translation	(124)	61	174	(105)
Comprehensive income	$12,839	$18,857	$35,315	$78,577

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

(In thousands)

(Unaudited)

	Nine months ended September 30, 2025
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2024	214,942	$21,494	$—	$1,059,625	$(2,828)	$1,078,291
Stock issued for stock incentive plans, net	1,501	150	2,629	—	—	2,779
Stock purchased and retired	(424)	(42)	(2,629)	(197)	—	(2,868)
Net income	—	—	—	12,030	—	12,030
Cash dividends ($0.04 per share)	—	—	—	(8,653)	—	(8,653)
Foreign currency translation	—	—	—	—	7	7
Balance, March 31, 2025	216,019	21,602	—	1,062,805	(2,821)	1,081,586
Stock issued for stock incentive plans, net	4,598	460	2,885	—	—	3,345
Stock purchased and retired	—	—	(2,885)	2,885	—	—
Net income	—	—	—	10,148	—	10,148
Cash dividends ($0.04 per share)	—	—	—	(8,825)	—	(8,825)
Acquisition related employment costs	—	—	—	4,470	—	4,470
Foreign currency translation	—	—	—	—	291	291
Balance, June 30, 2025	220,617	22,062	—	1,071,483	(2,530)	1,091,015
Stock issued for stock incentive plans, net	(43)	(4)	2,981	—	—	2,977
Stock purchased and retired	—	—	(2,981)	2,981	—	—
Net income	—	—	—	12,963	—	12,963
Cash dividends ($0.04 per share)	—	—	—	(8,822)	—	(8,822)
Acquisition related employment costs	—	—	—	4,384	—	4,384
Foreign currency translation	—	—	—	—	(124)	(124)
Balance, September 30, 2025	220,574	$22,058	$—	$1,082,989	$(2,654)	$1,102,393

	Nine months ended September 30, 2024
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2023	215,026	$21,502	$—	$1,003,380	$(2,369)	$1,022,513
Stock issued for stock incentive plans, net	652	65	1,861	—	—	1,926
Stock purchased and retired	(1,331)	(133)	(1,861)	(7,888)	—	(9,882)
Net income	—	—	—	27,467	—	27,467
Cash dividends ($0.04 per share)	—	—	—	(8,621)	—	(8,621)
Foreign currency translation	—	—	—	—	(113)	(113)
Balance, March 31, 2024	214,347	21,434	—	1,014,338	(2,482)	1,033,290
Stock issued for stock incentive plans, net	662	67	2,615	—	—	2,682
Stock purchased and retired	—	—	(2,615)	2,615	—	—
Net income	—	—	—	32,419	—	32,419
Cash dividends ($0.04 per share)	—	—	—	(8,582)	—	(8,582)
Foreign currency translation	—	—	—	—	(53)	(53)
Balance, June 30, 2024	215,009	21,501	—	1,040,790	(2,535)	1,059,756
Stock issued for stock incentive plans, net	(28)	(3)	2,382	—	—	2,379
Stock purchased and retired	(9)	(1)	(2,382)	2,313	—	(70)
Net income	—	—	—	18,796	—	18,796
Cash dividends ($0.04 per share)	—	—	—	(8,581)	—	(8,581)
Foreign currency translation	—	—	—	—	61	61
Balance, September 30, 2024	214,972	$21,497	$—	$1,053,318	$(2,474)	$1,072,341

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$35,141	$78,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,068	97,371
Stock-based compensation expense	9,101	6,987
Gain on disposition of assets, net	(7,288)	(6,342)
Gain due to benefit plan financing arrangement	—	(1,151)
Deferred income tax provision	12,090	3,871
Acquisition related employment costs	13,021	—
Other non-cash adjustments	(79)	149
(Increase) decrease in assets:
Accounts receivable	(4,712)	49,419
Income taxes receivable	956	51,332
Inventories	(2,386)	(2,658)
Prepaid expenses	4,417	6,067
Other current assets	(1,613)	96
Retirement plan assets	(1,987)	(2,754)
Other non-current assets	(2,530)	(665)
(Decrease) increase in liabilities:
Accounts payable	(2,214)	3,167
Income taxes payable	364	(52)
Unearned revenue	(45,376)	(15,743)
Accrued payroll and related expenses	2,384	(10,426)
Accrued insurance expenses	1,147	322
Accrued state, local and other taxes	3,076	1,607
Other accrued expenses	261	(6,050)
Retirement plan liabilities	(410)	720
Long-term accrued insurance expenses	1,641	1,129
Other long-term liabilities	2,396	137
Net cash provided by operating activities	139,468	255,215

INVESTING ACTIVITIES
Capital expenditures	(117,780)	(179,460)
Proceeds from sale of assets	15,931	14,127
Purchase of business, net of cash and debt assumed	(165,656)	—
Proceeds from benefit plan financing arrangement	—	2,380
Re-investment in benefit plan financing arrangement	—	(2,380)
Net cash used for investing activities	(267,505)	(165,333)

FINANCING ACTIVITIES
Payment of dividends	(26,300)	(25,784)
Repayment of debt assumed at acquisition	(4,502)	—
Cash paid for common stock purchased and retired	(2,868)	(9,928)
Cash paid for finance lease	(806)	(592)
Net cash used for financing activities	(34,476)	(36,304)

Net (decrease) increase in cash and cash equivalents	(162,513)	53,578
Cash and cash equivalents at beginning of period	325,975	223,310
Cash and cash equivalents at end of period	$163,462	$276,888

Supplemental cash flows disclosure:
Income tax payments (refunds), net	$8,030	$(32,920)
Interest paid	$1,723	$127
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$11,680	$7,451

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements include the accounts of RPC, Inc. and its wholly-owned subsidiaries (“RPC” or “the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements have been prepared in accordance with Accounting Standards Codification (ASC) Topic 810, “Consolidation” and Rule 3A-02(a) of Regulation S-X. In accordance with ASC Topic 810 and Rule 3A-02 (a) of Regulation S-X, the Company’s policy is to consolidate all subsidiaries and investees where it has voting control.

In the opinion of management, all adjustments (all of which consisted of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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

2. RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Standards Update (ASU) Not Yet Adopted:

ASU 2025-06: Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software: This ASU updates existing guidance related to the capitalization of development costs for internal-use software. These amendments update the threshold required to start capitalizing software costs and remove references to a sequential software development method. The provisions in this ASU are effective beginning in the first quarter of 2028. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently assessing the potential impact of adoption of these provisions on the consolidated financial statements.

ASU 2024-03: Income Statement (Topic 220): Disaggregation of Income Statement Expenses: The amendments in this ASU require public companies to disclose, in interim and year-end reporting periods, additional information about certain expenses in the financial statements. These disclosures are effective beginning with 2027 annual reports, and interim reports beginning with the third quarter of 2028. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently assessing the potential impact of adoption of these provisions on the consolidated financial statements.

3. ACQUISITION

On April 1, 2025 (the "Closing Date”), RPC, through its wholly owned subsidiary, Thru Tubing Solutions, Inc., completed its previously announced acquisition of Pintail Alternative Energy, L.L.C ("Pintail”). Pursuant to the terms of the Membership Interest Purchase Agreement dated as of April 1, 2025 (the "Merger Agreement”), by and among RPC and Pintail, on the Closing Date, Pintail merged with and into RPC (the "Merger”), and Pintail continued as a wholly owned subsidiary of RPC. Pintail, headquartered in Midland, Texas, is a leading provider of oilfield wireline perforating services in the Permian Basin, and its conventional and electric wireline units are among the newest in the industry. The acquisition is building on RPC’s diversified

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

oilfield services platform with geographic concentration in the most active oil producing region in the U.S. land market. Pintail is included in our Technical Services Segment.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, on the Closing Date, 100% of Pintail’s equity was automatically canceled and converted into the right to receive (i) $170 million in cash ("the Closing Cash”), (ii) $25 million of RPC common stock, which was paid by the issuance of 4,545,454 shares of restricted common stock of RPC ("Stock Consideration”) to one of the previous owners (the "Seller”), and (iii) $50 million in the form of a secured note payable to Houston LP (the "Seller Note”). Interest on the Seller Note accrues at a variable rate equal to the Simple Secured Overnight Financing Rate ("SOFR”), for the applicable interest period, plus 2.0% per annum, or where applicable, at a specified default rate.

The Stock Consideration and 50% of the Seller Note (together "Contingent Consideration”) are subject to continued employment of Seller for a period of three years and subject to automatic forfeiture in the event of Seller termination. In accordance with U.S. GAAP, the Contingent Consideration is not accounted for as part of purchase price. As of Closing Date, the Company evaluated the fair value of the Seller Note using a market interest rate based on the Company’s IBR ("Incremental Borrowing Rate”). As the contractual interest rate on the Seller Note (6.0% based on prevailing SOFR) was materially consistent with the estimated market rate, the Seller Note was recorded on the Consolidated Balance Sheet at the estimated present value of $50 million. The Seller Note is disclosed as Notes Payable in the current and non-current section of Total liabilities on the Consolidated Balance Sheet as of September 30, 2025. The Company recognized an acquisition related employment obligation asset for $25 million, related to 50% of the Seller Note, that is part of the Contingent Consideration. This asset is being amortized over the three-year service period on a straight-line basis and reflected as part of Other assets in the current and non-current sections of Total assets on the Consolidated Balance Sheet as of September 30, 2025.

An additional net of tax amount totaling $28.1 million, ("Redistribution Payments”) paid by the Seller out of Closing Cash, is subject to continued employment with RPC for a period of three years from the Closing Date. The Stock Consideration and Redistribution Payments are being amortized over the three-year service period and recorded as Acquisition related employment costs and Additional Paid in Capital.

Non-cash expenses related to the Contingent Consideration and the Redistribution Payments are reflected as Acquisition related employment costs in the Consolidated Statement of Operations. For the three months ended September 30, 2025 and for the period from April 1, 2025 to September 30, 2025, this amount totaled $6.5 million and $13.0 million, respectively.

The Company incurred transaction expenses of approximately $183 thousand and $1.2 million for the three and nine months ended September 30, 2025, respectively, which are included in Selling, general and administrative expenses within the Company’s Consolidated Statements of Operations.

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations ("ASC 805”), primarily using Level 3 inputs. The preliminary purchase price allocation disclosed as of June 30, 2025 has been revised to reflect the working capital adjustment finalization and other updates that resulted in decreases in Accounts Payable of $6.3 million and Goodwill of $18.9 million together with an increase in Customer relationships of $400 thousand. Amounts shown in the following table represent the current preliminary fair value estimates. As additional information becomes available and final analyses and allocations are completed, we may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which will not exceed one year from the acquisition date. As of September 30, 2025, adjustments related to property, plant and equipment is the primary area open for finalization. Such revisions or changes may be material.

The purchase price under U.S. GAAP was $181.4 million, which consisted of Closing Cash of $170.0 million and $25.0 million of the Seller Note not contingent on continued service, offset by $13.6 million of contractual adjustments for Pintail’s final net working capital, cash and debt. Amount due from the seller for the final working capital settlement of $12.3 million is included in Accounts receivable on the Consolidated Balance Sheets as of September 30, 2025. The final working capital settlement has not been reflected as a reduction in the purchase of business on the Consolidates Statements of Cashflows for the nine months ended September 30, 2025, since it remained uncollected as of that date. This amount was collected in full on October 23, 2025.

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, which is being amortized over 15 years for income tax purposes. Goodwill is attributable to synergies expected to be achieved from the

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

combined operations of the Company and Pintail and the assembled workforce. The accompanying Consolidated Balance Sheet as of September 30, 2025 includes the assets and liabilities of Pintail, which have been measured at fair value as of the acquisition date.

The preliminary allocation of purchase price recorded for Pintail under U.S. GAAP as of the Closing Date was as follows:

Amount
Cash and cash equivalents	$3,000
Accounts receivable	66,268
Inventories	7,544
Prepaid expenses	302
Property, plant and equipment, net	49,310
Operating lease right-of-use assets	541
Finance lease right-of-use assets	1,134
Other intangibles, net	97,300
Other assets	6
Total assets	225,405

Accounts payable	(46,288)
Accrued payroll and related expenses	(4,911)
Accrued state, local and other taxes	(1,498)
Current portion of notes payable	(4,375)
Current portion of operating lease liabilities	(514)
Accrued expenses and other liabilities	(8,673)
Long-term finance lease liabilities	(1,159)
Total liabilities	(67,418)
Net assets acquired	157,987
Preliminary purchase price allocation	181,420
Goodwill recorded	$23,433

The purchase price allocation above excludes the contingent portion of total consideration consisting of $25 million of the Seller Note and $25 million of Stock Consideration.

The following table summarizes the amounts allocated to identifiable intangible assets acquired:

	Preliminary Fair Value	Estimated Useful Life
(in thousands)
Customer relationships	$87,200	10
Trade names and trademarks	10,100	10
Intangible assets acquired	$97,300

The fair value of customer relationships was estimated using the multi-period excess earnings method. The excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the customer relationships intangible assets, net of charges for the use of other identifiable assets of the business including working capital, fixed assets and other intangible assets. The fair value of trade names was estimated using the relief-from-royalty method, which presumes the owner of the asset avoids hypothetical royalty payments that would need to be made for the use of the asset if the asset was not owned.

Pintail recognizes revenue over time in an amount equal to consideration received for transferred goods or services to customers. In addition, Pintail has elected the right to invoice practical expedient for recognizing revenue related to its

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

performance obligations. The Company assumed finance leases related to trucks and operating leases for both vehicles and certain real estate. There were no favorable or unfavorable market terms for the leases.

Pintail’s operating results are included in the Consolidated Statements of Operations for the period from Apil 1, 2025 to September 30, 2025. Pintail's revenues for the three months ended September 30, 2025 were $99.8 million and $198.6 million for the period from April 1, 2025, to September 30, 2025. Pintail’s Net income for the three months ended September 30, 2025, was $7.2 million and $14.2 million for the period from April 1, 2025, to September 30, 2025, using a normalized estimated effective tax rate. Pintail’s Net income includes the impact of the amortization of intangibles totaling $2.6 million and $5.2 million, as well as other purchase accounting adjustments, for the three months ended September 30, 2025, and for the period from April 1, 2025, to September 30, 2025, respectively. Acquisition related employment costs are recorded at the consolidated level and not allocated to Pintail.

The following unaudited pro forma financial information presents the Company’s results of operations for the three and nine months ended September 30, 2025, and 2024, as if the acquisition of Pintail had occurred on January 1, 2024. The unaudited pro forma information includes incremental depreciation expense related to fair value adjustments to property, plant and equipment, amortization of intangible assets acquired, removal of non-recurring transaction costs directly associated with the Merger, and interest expense on the Seller Note, as well as the Acquisition related employment costs associated with the Contingent Consideration and Redistribution Payments. The unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Pintail.

The unaudited pro forma financial information presented below is for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have occurred had the acquisition of Pintail been completed on January 1, 2024.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
(in thousands)
Revenues	$447,103	$442,422	$1,308,541	$1,387,295
Net income	12,963	27,180	39,430	102,855

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

Nature of services:

RPC provides a broad range of specialized oilfield services to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States and in selected international markets. RPC manages its business as either (1) services offered on the well site with equipment and personnel (Technical Services) or (2) services and tools offered off the well site (Support Services). For more detailed information about the Company’s operating segments, see Note titled Business Segment and Entity Wide Disclosures.

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

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net in the accompanying Consolidated Balance Sheets and are shown below:

	September 30,	December 31,
	2025	2024
(in thousands)
Unbilled trade receivables	$74,266	$60,951

Substantially all the unbilled trade receivables disclosed were, or are expected to be, invoiced during the following quarter.

Unearned revenue

Contract liabilities represent payments received in advance of satisfying the Company’s performance obligation and are recognized over time as the service is performed. All of the $45.4 million recorded as unearned revenue as of December 31, 2024, was recognized as revenues by June 30, 2025.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    STOCK-BASED COMPENSATION

The Company has issued various forms of stock incentives, including incentive and non-qualified stock options, time-lapse restricted shares and performance share unit awards under its Stock Incentive Plans to officers, selected employees and non-employee directors.

As of September 30, 2025, there were 5,746,631 shares available for grant under the Company’s 2024 Stock Incentive Plan. In addition, there were 394,723 shares available under the 2014 Stock Incentive plan that are reserved for the potential vesting of performance stock unit awards granted in 2023.

6. DEPRECIATION AND AMORTIZATION

Depreciation and amortization disclosed in the Consolidated Statements of Operations related to the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
(in thousands)
Cost of revenues	$38,383	$31,820	$107,408	$88,664
Selling, general and administrative expenses	5,715	3,214	14,660	8,707
Total	$44,098	$35,034	$122,068	$97,371

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

For the three months ended September 30, 2025, the effective rate reflects a provision of 42.6% compared to a provision of 19.9% for the comparable period in the prior year. For the nine months ended September 30, 2025, the effective rate reflects a provision of 37.7% compared to a provision of 20.3% for the comparable period in the prior year. The effective tax rate was unusually high primarily due to the non-deductible portion of Acquisition related employment costs and provision to tax return adjustments.

In the third quarter of 2025, RPC implemented the provisions of the One Big, Beautiful Bill Act (“OBBBA”). Implementation of the OBBBA provisions resulted in an increase of approximately $17.1 million in deferred income tax liability with a corresponding increase in income taxes receivable due to the 100% bonus depreciation on capital expenditures placed in service after January 19th, 2025 and immediate expensing of all domestic research and development costs, that were previously amortized over five years. Implementation of the OBBBA provisions did not have an impact on our effective rate or the Income tax provision in our Consolidated Statements of Operations for the three and nine months ended September 30, 2025.

8.    EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. The following table shows the

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

restricted shares of common stock and Stock consideration issued to the Seller as part of Pintail acquisition (participating securities) outstanding and a reconciliation of outstanding weighted average shares:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
(in thousands)
Net income available for stockholders	$12,963	$18,796	$35,141	$78,682
Less: Adjustments for earnings attributable to participating securities	(489)	(308)	(986)	(1,219)
Net income used in calculating earnings per share	$12,474	$18,488	$34,155	$77,463

Weighted average shares outstanding (including participating securities)	220,575	214,976	218,959	214,940
Adjustment for participating securities	(8,331)	(3,728)	(4,054)	(3,341)
Shares used in calculating basic and diluted earnings per share	212,244	211,248	214,905	211,599

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	Nine months ended
	September 30,
	2025	2024
(in thousands)
Beginning balance	$7,906	$7,109
Provision for current expected credit losses	980	438
Write-offs	(1,291)	(747)
Recoveries collected (net of expenses)	98	31
Ending balance	$7,693	$6,831

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

	September 30,	December 31,
(in thousands)	2025	2024
Raw materials and supplies	$107,226	$97,857
Finished goods	10,459	9,771
Total Inventory	$117,685	$107,628

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. OTHER INTANGIBLES, NET

Intangible assets are amortized over their legal or estimated useful life. The following table provides a summary of the gross carrying value and accumulated amortization by each major intangible asset class as of September 30, 2025, and December 31, 2024:

		September 30, 2025		December 31, 2024
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Finite-lived Intangibles:
Customer relationships	10	$97,200	$(6,610)	$10,000	$(1,500)
Trade names and trademarks	10	13,619	(1,544)	3,519	(799)
Software licenses	3	5,350	(3,514)	5,350	(2,727)
		$116,169	$(11,668)	$18,869	$(5,026)

During the second quarter of 2025, the Company acquired intangible assets; see Note titled Acquisition for additional details related to the intangible assets acquired.

Amortization expense for each of the periods presented follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
(in thousands)
Amortization of finite-lived intangible assets	$3,609	$592	$7,219	$1,537

Estimated future amortization expense based on balances as of September 30, 2025, were as follows: $3.6 million for the remainder of 2025 and approximately $14 million for each of the years 2026 through 2029.

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

The Company has outstanding state tax notifications of audit results related to sales and use tax and has evaluated the perceived merits of this tax assessment with its outside legal counsel. The Company believes the likelihood of a material loss related to these contingencies is remote and the amount of liability cannot be reasonably estimated at this time. Therefore, no loss has been recorded and the Company currently does not believe the resolution of these claims will have a material impact on its consolidated financial position, results of operations or cash flows.

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

13.     RETIREMENT PLANS

In the fourth quarter of 2024, the Board of Directors approved the termination of the Supplemental Retirement Plan (“SERP”). Pursuant to the Internal Revenue Service rules, participant balances are required to be distributed between 12 and 24

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

months after termination. The Company currently expects to distribute the participant balances in the fourth quarter of 2025 by liquidating all the assets currently held in the Rabbi Trust. Retirement Plan assets and liabilities were classified as long-term on December 31, 2024, balance sheet and were reclassed to short-term as of June 30, 2025, when the decision to liquidate the assets and distribute participant balances in the fourth quarter of 2025 was made. As of September 30, 2025, the Retirement plan assets and Retirement plan liabilities related to the SERP are reported as part of current assets and current liabilities in the accompanying Consolidated Balance Sheet.

The Company permitted, through December 31, 2024, selected highly compensated employees to defer a portion of their compensation to the SERP. The Company maintains certain securities primarily in mutual funds and company-owned life insurance policies as a funding source to satisfy the obligations of the SERP that have been classified as trading and are stated at fair value totaling $32.7 million as of September 30, 2025, and $30.7 million as of December 31, 2024. Trading gains related to the SERP assets totaled $1.1 million during the three months ended September 30, 2025, compared to trading gains of $1.0 million during the three months ended September 30, 2024. Trading gains related to the SERP assets totaled $1.9 million during the nine months ended September 30, 2025, compared to trading gains of $2.7 million during the nine months ended September 30, 2024. As of September 30, 2025, the SERP assets are reported in Retirement plan assets in the accompanying Consolidated Balance Sheets. Changes in the fair value of these assets are reported in the accompanying Consolidated Statements of Operations as compensation cost in Selling, general and administrative expenses.

The SERP liabilities include participant deferrals, net of distributions, and are stated at fair value of approximately $24.1 million as of September 30, 2025, and $24.5 million as of December 31, 2024. As of September 30, 2025 the SERP liabilities are reported in the accompanying Consolidated Balance Sheets in Retirement plan liabilities. Changes in fair value are recorded as compensation cost within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Changes in the fair value of the SERP liabilities was the result of an increase of $1.1 million due to unrealized gains on participant balances during the three months ended September 30, 2025, compared to an increase of $1.1 million due to unrealized gains on participant balances during the three months ended September 30, 2024. Changes in the fair value of the SERP liabilities resulted in unrealized gains of $2.0 million during the nine months ended September 30, 2025, compared to unrealized gains of $2.8 million during the nine months ended September 30, 2024.

14.    NOTES PAYABLE

The Company has a revolving Credit Agreement with Bank of America and four other lenders which provides for a line of credit of up to $100 million, including a $35 million letter of credit sub-facility, and a $35 million swingline sub-facility. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company's 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors. The Credit Agreement’s maturity date is July 22, 2027, and the interest rate is based on Term Secured Overnight Financing Rate (Term SOFR). In addition, the terms of the agreement have a 1.00% per annum floor for Base Rate borrowings and permits the issuance of letters of credit in currencies other than U.S. dollars.

Under the Credit Agreement, when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million: (i) the consolidated leverage ratio cannot exceed 2.50:1.00 and (ii) the debt service coverage ratio must be equal to or greater than 2.00:1.00; otherwise, the minimum tangible net worth must be greater than or equal to $400 million. As of both September 30, 2025, and 2024, the Company was in compliance with these covenants.

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

As of September 30, 2025, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $15.8 million; therefore, a total of $84.2 million of the facility was available. During the second quarter of 2025, the Company assumed a Seller Note as part of the Pintail acquisition; see the Note titled Acquisitions for additional details related to the Seller Note. Interest incurred, which includes interest on the Seller Note, facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, and interest paid on the Seller Note and the credit facility were as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Interest incurred	$880	$73	$1,831	$220
Interest paid	848	43	1,723	127

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

Trading securities are comprised of the SERP assets, as described in the Note titled Retirement Plans, and are recorded primarily at their net cash surrender values, calculated using their net asset values, which approximates fair value, as provided by the issuing insurance or investment company. Significant observable inputs, in addition to quoted market prices, were used to value the equity securities. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended September 30, 2025, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at September 30, 2025, and December 31, 2024. Borrowings under our revolving credit facility and Seller Note are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in the Note titled Notes Payable. The Company is subject to interest rate risk, to the extent there are outstanding borrowings on the variable component of the interest rate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

Foreign
Currency
Translation
(in thousands)
Balance at December 31, 2024	$(2,828)
Change during the period:
Before-tax amount	174
Balance at September 30, 2025	$(2,654)

Foreign
Currency
Translation
(in thousands)
Balance at December 31, 2023	$(2,369)
Change during the period:
Before-tax amount	(105)
Balance at September 30, 2024	$(2,474)

17. CASH PAID FOR COMMON STOCK PURCHASED AND RETIRED

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market. During the three months ended September 30, 2025, there were no shares repurchased by the Company in the open market. As of September 30, 2025, there were 12,768,870 shares remaining available to be repurchased. The program does not have a preset expiration date. Repurchases of shares of the Company’s common stock may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.

Shares purchased for withholding taxes represent taxes due upon vesting of time-based restricted share awards granted to employees.

Total share repurchases for each of the periods presented are detailed below:

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	No. of Shares	Avg. Price	Total Cost	No. of Shares	Avg. Price	Total Cost
(in thousands except per share data)
Shares purchased for withholding taxes	424	$6.76	$2,868	332	$7.28	$2,416
Open market purchases	—	—	—	1,010	7.44	7,512
Total	424	$6.76	$2,868	1,342	$7.40	$9,928

Excise tax paid on share repurchases totaling $24 thousand in 2024 is not included in the amounts shown above.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Technical Services consists primarily of pressure pumping, downhole tools, wireline, coiled tubing, cementing, snubbing, nitrogen, well control and fishing. The services offered under Technical Services are high capital and personnel intensive businesses. The Company considers all of these services to be closely integrated oil and gas well servicing businesses and makes resource allocation and performance assessment decisions based on this operating segment as a whole across these various services.

Support Services consist primarily of drill pipe and related tools, pipe handling, pipe inspection and storage services, and oilfield training services. The demand for these services tends to be influenced primarily by customer drilling-related activity levels.

The accounting policies of the reportable segments are the same as those referenced in Note titled General. Gains or losses on disposition of assets are reviewed on a consolidated basis, and accordingly the Company does not report gains or losses at the segment level. Intersegment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results.

RPC's Company’s Chief Operating Decision Maker (“CODM”) CODM is its Chief Executive Officer. For each of the reportable segments, the CODM uses operating income to allocate resources (equipment, financial, and human resources. The CODM assesses performance and makes resource allocation decisions regarding, among others, staffing, growth and maintenance capital expenditures and key initiatives based on the operating segments.

Significant segment expense by reportable segment for the three and nine months ended September 30, 2025 and 2024 are shown in the following tables:

	Three months ended			Nine months ended
	September 30,			September 30,
	Technical	Support		Technical	Support
	Services	Services	Total	Services	Services	Total
(in thousands)
2025
Revenues	$422,206	$24,897	$447,103	$1,130,804	$69,985	$1,200,789

Employment costs (1)	102,133	5,749	107,882	277,019	16,316	293,335
Materials and supplies	113,119	984	114,103	298,586	2,779	301,365
Maintenance & repairs	59,967	3,444	63,411	155,483	8,990	164,473
Fleet and transportation	14,140	793	14,933	37,749	2,281	40,030
Other cost of revenues (2)	33,155	1,189	34,344	93,471	3,640	97,111
Cost of revenues (exclusive of depreciation and amortization)	$322,514	$12,159	$334,673	$862,308	$34,006	$896,314

Employment costs (1)	17,465	2,620	20,085	48,015	7,737	55,752
Enterprise shared services (3)	6,824	207	7,031	25,969	1,092	27,061
Other selling, general and administrative expenses (4)	10,785	1,399	12,184	23,817	4,358	28,175
Selling, general and administrative expenses	$35,074	$4,226	$39,300	$97,801	$13,187	$110,988

Segment depreciation and amortization	41,011	3,067	44,078	111,121	10,888	122,009
Segment operating income	$23,607	$5,445	$29,052	$59,574	$11,904	$71,478
Unallocated corporate expenses (5)			5,348			17,023
Acquisition related employment costs			6,467			13,021
Gain on sale of assets			(3,563)			(7,288)
Operating income			$20,800			$48,722

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended			Nine months ended
	September 30,			September 30,
	Technical	Support		Technical	Support
	Services	Services	Total	Services	Services	Total
(in thousands)
2024
Revenues	$313,492	$24,160	$337,652	$1,011,370	$68,268	$1,079,638

Employment costs (1)	72,291	4,870	77,161	227,060	15,206	242,266
Materials and supplies	75,012	1,119	76,131	254,210	2,668	256,878
Maintenance & repairs	46,611	3,156	49,767	147,571	8,603	156,174
Fleet and transportation	17,705	1,003	18,708	47,458	2,573	50,031
Other cost of revenues (2)	24,383	1,357	25,740	76,594	4,457	81,051
Cost of revenues (exclusive of depreciation and amortization)	$236,002	$11,505	$247,507	$752,893	$33,507	$786,400

Employment costs (1)	13,165	2,153	15,318	42,724	6,890	49,614
Enterprise shared services (3)	8,258	264	8,522	25,770	1,006	26,776
Other selling, general and administrative expenses (4)	7,960	1,701	9,661	23,349	4,424	27,773
Selling, general and administrative expenses	$29,383	$4,118	$33,501	$91,843	$12,320	$104,163

Segment depreciation and amortization	31,764	3,250	35,014	88,137	9,176	97,313
Segment operating income	$16,343	$5,287	$21,630	$78,497	$13,265	$91,762
Unallocated corporate expenses (5)			4,216			11,083
Gain on sale of assets			(1,790)			(6,342)
Operating income			$19,204			$87,021

(1)	Employment costs include employee payroll, share-based compensation, bonuses and amounts related to benefits for each of the income statement items. Additional employment costs are included within the Enterprise shared services amount.
(2)	Includes expenses related to rent, travel, insurance and other costs.
(3)	Includes costs incurred at the enterprise level that are allocated to each reportable segment based on payroll cost, headcount and revenues.
(4)	Includes professional fees, utilities, travel & entertainment and other costs.
(5)	Unallocated corporate expenses are included in selling general and administrative expenses at the consolidated level.

The table below shows the reconciliation of segment totals to the consolidated level for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,
	Technical	Support	Segment	Unallocated	Consolidated
	Services	Services	Total	Total	Total
(in thousands)
2025
Selling, general and administrative expenses	$35,074	$4,226	$39,300	$5,328	$44,628
Depreciation and amortization	41,011	3,067	44,078	20	44,098
Capital expenditures (1)	32,838	8,676	41,514	943	42,457
Total assets, end of period (2)	$1,114,712	$99,455	$1,214,167	$284,629	$1,498,796
2024
Selling, general and administrative expenses	$29,383	$4,118	$33,501	$4,196	$37,697
Depreciation and amortization	31,764	3,250	35,014	20	35,034
Capital expenditures (1)	44,526	6,831	51,357	304	51,661

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine months ended September 30,
	Technical	Support	Segment	Unallocated	Consolidated
	Services	Services	Total	Total	Total
(in thousands)
2025
Selling, general and administrative expenses	$97,801	$13,187	$110,988	$16,964	$127,952
Depreciation and amortization	111,121	10,888	122,009	59	122,068
Capital expenditures (1)	$91,329	$23,770	$115,099	$2,681	$117,780
2024
Selling, general and administrative expenses	$91,843	$12,320	$104,163	$11,025	$115,188
Depreciation and amortization	88,137	9,176	97,313	58	97,371
Capital expenditures (1)	$159,743	$17,751	$177,494	$1,966	$179,460

(1)	Unallocated total primarily related to corporate and enterprise services capital expenditures.
(2)	Unallocated total primarily consists of cash and cash equivalents of $163.5 million managed at corporate as of September 30, 2025.

The following summarizes revenues for the United States and separately for all international locations combined for the three and nine months ended September 30, 2025, and 2024. The revenues are based on the location of the use of the equipment or services. Assets related to international operations are less than 10% of RPC’s consolidated assets and therefore are not presented.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
(in thousands)
United States revenues	$439,204	$326,963	$1,176,430	$1,048,379
International revenues	7,899	10,689	24,359	31,259
Total revenues	$447,103	$337,652	$1,200,789	$1,079,638

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
(in thousands)
Technical Services:
Pressure Pumping	$124,769	$129,579	$367,583	$452,991
Downhole Tools	105,024	97,954	298,476	292,418
Coiled Tubing	42,465	29,761	110,085	101,913
Wireline	104,863	5,004	212,705	14,404
Cementing	24,192	26,972	79,479	82,761
Nitrogen	7,283	9,151	23,345	27,047
Snubbing	6,473	8,949	21,225	19,083
All other	7,137	6,122	17,906	20,753
Total Technical Services	422,206	313,492	1,130,804	1,011,370

Support Services:
Rental Tools	18,737	17,475	52,094	50,871
All other	6,160	6,685	17,891	17,397
Total Support Services	24,897	24,160	69,985	68,268

Total revenues	$447,103	$337,652	$1,200,789	$1,079,638

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19. SUBSEQUENT EVENT

Dividends

On October 28, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable December 10, 2025, to common stockholders of record at the close of business on November 10, 2025.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also Forward-Looking Statements on page 32.

RPC, Inc. (“RPC” or “the Company”) provides a broad range of specialized oilfield services primarily to independent and major Oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of America, mid-continent, southwest, Rocky Mountain and Appalachian regions, and in selected international locations. The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells. We continuously monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel. Our financial results are affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, other shifting trends in our industry, and our customers’ drilling and production activities.

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, is incorporated herein by reference.

During the third quarter of 2025, total revenues of $447.1 million increased by $109.5 million or 32.4% compared to the same period in the prior year.

Operating income was $20.8 million for the three months ended September 30, 2025, compared to $19.2 million for the same period of 2024.

Net income for the three months ended September 30, 2025, was $13.0 million, or $0.06 diluted earnings per share compared to net income of $18.8 million, or $0.09 diluted earnings per share in the same period of 2024.

Net cash provided by operating activities decreased to $139.5 million for the nine months ended September 30, 2025, compared to $255.2 million for the same period of 2024.

On April 1, 2025 (the “Closing Date”), RPC, through its wholly owned subsidiary, Thru Tubing Solutions, Inc., completed its acquisition of Pintail Alternative Energy, L.L.C. (“Pintail”). Headquartered in Midland, Texas, Pintail is a leading provider of oilfield wireline perforating services in the Permian Basin and its conventional and electric wireline units are among the newest in the industry. The acquisition is building on RPC’s diversified oilfield services platform with geographic concentration in the most active oil producing region in the U.S. land market. Pintail is included in the Company’s Technical Services Segment.

On the Closing Date, 100% of Pintail’s equity was automatically canceled and converted into the right to receive (i) $170 million in cash, without interest, (ii) $25 million of RPC common stock, which was paid by the issuance of 4,545,454 shares of restricted common stock of RPC to one of the previous owners, and (iii) $50 million in the form of a secured note payable to Houston LP (the “Seller Note”). Interest on the Seller Note accrues at a variable rate equal to the Simple Secured Overnight Financing Rate, for the applicable interest period, plus 2.0% per annum, or where applicable, at a specified default rate. The Company began making interest payments on the Seller Note in the second quarter of 2025.

As of September 30, 2025, there were no outstanding borrowings under our credit facility.

How We Evaluate Our Operations

We use Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), Adjusted EBITDA, Adjusted EBITDA margin and Free cash flow, all non-GAAP measures, to evaluate and analyze the operating performance of our businesses.

We believe that EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Free cash flow are important indicators of performance. Adjusted EBITDA is defined as EBITDA, adjusted for unusual (income)/expenses. Adjusted EBITDA margin reflects Adjusted EBITDA as a percentage of revenues. Management believes that EBITDA, Adjusted EBITDA and Adjusted EBITDA margin

RPC, INC. AND SUBSIDIARIES

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

Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
(in thousands, except for percentages)
Revenues by business segment:
Technical	$422,206	$313,492	$1,130,804	$1,011,370
Support	24,897	24,160	69,985	68,268
Total revenue	447,103	337,652	1,200,789	1,079,638

Cost of revenues (exclusive of depreciation and amortization shown separately below)	334,673	247,507	896,314	786,400
Selling, general and administrative expenses	44,628	37,697	127,952	115,188
Acquisition related employment costs	6,467	—	13,021	—
Depreciation and amortization	44,098	35,034	122,068	97,371
Gain on disposition of assets	(3,563)	(1,790)	(7,288)	(6,342)
Other income, net	(968)	(1,005)	(3,005)	(2,504)
Interest expense	949	261	2,087	594
Interest income	(1,748)	(3,523)	(6,761)	(9,831)
Income tax provision	9,604	4,675	21,260	20,080
Net income	$12,963	$18,796	$35,141	$78,682

Net income margin	2.9%	5.6%	2.9%	7.3%
Net cash provided by operating activities	$46,525	$70,728	$139,468	$255,215

Non-GAAP Financial Measures
Adjusted EBITDA	$72,333	$55,243	$186,816	$186,896
Adjusted EBITDA margin	16.2%	16.4%	15.6%	17.3%
Free cash flow	$4,068	$19,067	$21,688	$75,755

THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2024

Revenues. Revenues of $447.1 million for the three months ended September 30, 2025, increased 32.4% compared to the three months ended September 30, 2024. The increase in revenues was primarily due to revenues of $99.8 million from recently acquired Pintail coupled with revenue increases in coiled tubing and downhole tools, partially offset by a decrease in pressure pumping. The pressure pumping market remains highly competitive. Management believes the industry continues to be over-supplied and efficiency gains are contributing to excess capacity in the industry. These challenges, as well as a declining rig count, have impacted activity levels, asset utilization, and pricing. International revenues represented 1.8% of total revenues in the third quarter of 2025 compared to

RPC, INC. AND SUBSIDIARIES

3.2% in the same period of the prior year. We believe that international revenues will continue to be less than 10% of RPC’s consolidated revenues in the foreseeable future.

During the third quarter of 2025, the average price of oil was 14.0% lower and the average price of natural gas was 44.8% higher, both compared to the same period in the prior year. The average domestic rig count (Source: Baker Hughes, Inc.) for the three months ended September 30, 2025, was 7.8% lower than in the same period in 2024.

The Technical Services segment revenues for the third quarter of 2025 increased by 34.7% compared to the same period of the prior year due primarily to the acquisition of Pintail, partially offset by a decrease in pressure pumping revenues. Technical Services reported operating income was $24.4 million during the third quarter of 2025 compared to operating income of $16.3 million in the third quarter of 2024. The increase in Technical Services operating income was primarily due to results from recently acquired Pintail, partially offset by lower pricing in pressure pumping. Support Services segment revenues for the third quarter of 2025 increased by 3.1% compared to the same period in the prior year, primarily due to higher activity levels within rental tools. Support Services reported operating income of $4.6 million for the third quarter of 2025 compared to operating income of $5.3 million for the third quarter of 2024. Third quarter 2025 Support Services operating income decreased by $682 thousand compared to the third quarter of the prior year.

Cost of revenues. Cost of revenues increased 35.2% to $334.7 million for the three months ended September 30, 2025, compared to $247.5 million for the three months ended September 30, 2024 primarily due to costs from recently acquired Pintail. In accordance with Staff Accounting Bulletin (SAB) Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $38.4 million for the third quarter of 2025 compared to $31.8 million for the third quarter of 2024.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $44.6 million for the three months ended September 30, 2025, compared to $37.7 million for the three months ended September 30, 2024, primarily due to an increase in employment incentives and higher other employment related costs, coupled with expenses from recently acquired Pintail.

Acquisition related employment costs. Acquisition related employment costs of $6.5 million represent non-cash accounting adjustments related to the Pintail acquisition costs that are contingent upon continued employment. The remaining Acquisition related employment costs, totaling $65.1 million, are expected to be recognized equally over the next 10 quarters.

Depreciation and amortization. Depreciation and amortization increased 25.9% to $44.1 million for the three months ended September 30, 2025, compared to $35.0 million for the three months ended September 30, 2024. Depreciation and amortization increased due to additional fixed assets and intangibles related to the Pintail acquisition, coupled with capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $3.6 million for the three months ended September 30, 2025, compared to $1.8 million for the three months ended September 30, 2024. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $1.0 million for both the three months ended September 30, 2025 and the same period in the prior year.

Interest expense and interest income. Interest expense increased to $949 thousand for the three months ended September 30, 2025, compared to $261 thousand for the three months ended September 30, 2024 primarily due to interest on the Seller Note issued in conjunction with the Pintail acquisition. Interest expense includes interest on the Seller Note, facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income decreased to $1.7 million compared to $3.5 million in the prior year due to a lower average cash balance, primarily due to the acquisition of Pintail on April 1, 2025.

Income tax provision. Income tax provision was $9.6 million during the three months ended September 30, 2025 compared to $4.7 million in the same period in the prior year. The effective tax rate was 42.6% for the three months ended September 30, 2025 compared to a 19.9% effective tax rate for the same period in the prior year. The effective tax rate was unusually high primarily due to the non-deductible portion of Acquisition related employment costs and provision to tax return adjustments.

Net income, net income margin and diluted earnings per share. Net income was $13.0 million during the three months ended September 30, 2025, or $0.06 diluted earnings per share, compared to net income of $18.8 million during the three months ended

RPC, INC. AND SUBSIDIARIES

September 30, 2024, or $0.09 diluted earnings per share. Net income margin was 2.9% for the three months ended September 30, 2025, compared to 5.6% for the same period in the prior year.

Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA was $72.3 million, and Adjusted EBITDA margin was 16.2% for the three months ended September 30, 2025 compared to $55.2 million and 16.4%, respectively, for the same period in the prior year.

Cash provided by operating activities and Free cash flow. Cash provided by operating activities was $46.5 million for the three months ended September 30, 2025, compared to $70.7 million for the three months ended September 30, 2024. The decrease in cash provided by operating activities is due primarily to unfavorable changes in working capital, coupled with lower net income. Free cash flow was $4.1 million for the three months ended September 30, 2025 compared to $19.1 million for the three months ended September 30, 2024, primarily due to a decrease in cash provided by operating activities, partially offset by lower capital expenditures.

NINE MONTHS ENDED SEPTEMBER 30, 2025, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2024

Revenues. Revenues of $1.2 billion for the nine months ended September 30, 2025, increased 11.2% compared to the nine months ended September 30, 2024. The increase in revenues was primarily due to revenues of 198.6 million from recently acquired Pintail partially offset by lower pressure pumping activity levels compared to the prior year. The pressure pumping market remains highly competitive. Management believes the industry continues to be over-supplied and efficiency gains are contributing to excess capacity in the industry. These challenges, as well as a declining rig count, have impacted activity levels, asset utilization, and pricing. International revenues represented 2.0% of total revenues in the first nine months of 2025 compared to 2.9% in the same period of the prior year. We believe that international revenues will continue to be less than 10% of RPC’s consolidated revenues in the foreseeable future.

During the first nine months of 2025, the average price of oil was 14.1% lower and the average price of natural gas was 64.2% higher, both compared to the same period in the prior year. The average domestic rig count (Source: Baker Hughes, Inc.) for the nine months ended September 30, 2025, was 6.3% lower than in the same period in 2024.

The Technical Services segment revenues for the nine months ended September 30, 2025 increased by 11.8% compared to the same period of the prior year due primarily to results from recently acquired Pintail, partially offset by a decrease in Pressure Pumping revenues. Technical Services reported operating income of $59.6 million during the nine months ended September 30, 2025 compared to operating income of $78.5 million in the same period of the prior year. The decrease in Technical Services operating income was primarily due to lower pricing coupled with increased activity in pressure pumping and several other service lines. Support Services segment revenues for the nine months ended September 30, 2025 increased by 2.5% compared to the same period in the prior year, primarily due to higher activity levels within rental tools. Support Services reported operating income of $11.9 million for the nine months ended September 30, 2025 compared to operating income of $13.3 million for the same period in the prior year. Support Services operating income for the nine months ended September 30, 2025 decreased by $1.4 million compared to the nine months ended September 30, 2024, due to lower pricing coupled with increased activity for rental tools.

Cost of revenues. Cost of revenues increased 14.0% to $896.3 million for the nine months ended September 30, 2025, compared to $786.4 million for the nine months ended September 30, 2024 primarily due to costs from recently acquired Pintail. Excluding results from Pintail, cost of revenues decreased in line with revenues primarily due to a decrease in expenses consistent with lower activity levels, such as materials and supplies, fleet and transportation and maintenance and repairs expenses. In accordance with Staff Accounting Bulletin (SAB) Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $107.4 million for the nine months ended June 30, 2025 compared to $88.7 million for the same period in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $128.0 million for the nine months ended September 30, 2025, compared to $115.2 million for the nine months ended September 30, 2024, primarily due to an increase in employment incentives and higher other employment related costs, coupled with expenses from recently acquired Pintail.

Acquisition related employment costs. Acquisition related employment costs of $13.0 million represent non-cash accounting adjustments related to the Pintail acquisition costs that are contingent upon continued employment. The remaining Acquisition related employment costs, totaling $65.1 million, are expected to be recognized equally over the next 10 quarters.

RPC, INC. AND SUBSIDIARIES

Depreciation and amortization. Depreciation and amortization increased 25.4% to $122.1 million for the nine months ended September 30, 2025, compared to $97.4 million for the nine months ended September 30, 2024. Depreciation and amortization increased due to additional fixed assets and intangibles related to the Pintail acquisition, coupled with capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $7.3 million for the nine months ended September 30, 2025, compared to $6.3 million for the nine months ended September 30, 2024. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $3.0 million for the nine months ended September 30, 2025, compared to $2.5 million for the same period in the prior year.

Interest expense and interest income. Interest expense increased to $2.1 million for the nine months ended September 30, 2025, compared to $594 thousand for the nine months ended September 30, 2024 primarily due to interest on the Seller Note issued in conjunction with the Pintail acquisition. Interest expense includes interest on the Seller Note, facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income decreased to $6.8 million compared to $9.8 million in the prior year primarily due to a lower average cash balance, primarily due to the acquisition of Pintail on April 1, 2025.

Income tax provision. Income tax provision was $21.3 million during the nine months ended September 30, 2025 compared to $20.1 million for the same period in the prior year. The effective tax rate was 37.7% for the nine months ended September 30, 2025 compared to a 20.3% effective tax rate for the same period in the prior year. The effective tax rate was unusually high primarily due to the non-deductible portion of Acquisition related employment costs and provision to tax return adjustments.

Net income, net income margin and diluted earnings per share. Net income was $35.1 million during the nine months ended September 30, 2025, or $0.16 diluted earnings per share, compared to net income of $78.7 million during the nine months ended September 30, 2024, or $0.37 diluted earnings per share. Net income margin was 2.9% for the nine months ended September 30, 2025, compared to 7.3% for the same period in the prior year.

Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA was $186.8 million, and Adjusted EBITDA margin was 15.6% for the nine months ended September 30, 2025, compared to $186.9 million and 17.3% for the same period in the prior year.

Cash provided by operating activities and Free cash flow. Cash provided by operating activities was $139.5 million for the nine months ended September 30, 2025, compared to $255.2 million for the nine months ended September 30, 2024. The decrease in cash provided by operating activities is due primarily to unfavorable changes in working capital, coupled with lower net income. Free cash flow decreased to $21.7 million for the nine months ended September 30, 2025, from $75.8 million for the nine months ended September 30, 2024, primarily due to a decrease in cash provided by operating activities, partially offset by lower capital expenditures.

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

RPC, INC. AND SUBSIDIARIES

Set forth below are reconciliations of these non-GAAP measures with their most directly comparable GAAP measures.

(Unaudited)	Three months ended				Nine months ended
	September 30,		September 30,		September 30,	September 30,
(In thousands)	2025	0	2024		2025	2024
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$12,963		$18,796		$35,141	$78,682
Adjustments:
Add: Income tax provision	9,604		4,675		21,260	20,080
Add: Interest expense	949		261		2,087	594
Add: Depreciation and amortization	44,098		35,034		122,068	97,371
Less: Interest income	1,748		3,523		6,761	9,831
EBITDA	$65,866		$55,243		$173,795	$186,896

Add: Acquisition related employment costs	6,467		—		13,021	—
Adjusted EBITDA	$72,333		$55,243	—	$186,816	$186,896

Revenues	$447,103		$337,652		$1,200,789	$1,079,638

Net income margin(1)	2.9%		5.6%		2.9%	7.3%

Adjusted EBITDA margin(1)	16.2%		16.4%		15.6%	17.3%

(1) Net income margin is calculated as net income divided by revenues. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by revenues.

(Unaudited)	Nine months ended September 30,
(In thousands)	2025	2024
Reconciliation of Operating Cash Flow to Free Cash Flow
Net cash provided by operating activities	$139,468	$255,215
Capital expenditures	(117,780)	(179,460)
Free cash flow	$21,688	$75,755

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents decreased $162.5 thousand to $163.5 million as of September 30, 2025, compared to cash and cash equivalents of $326.0 million as of December 31, 2024.

The following table sets forth the historical cash flows for the nine months ended September 30, 2025 and 2024:

	Nine months ended
	2025	2024
(In thousands)
Net cash provided by operating activities	$139,468	$255,215
Net cash used for investing activities	(267,505)	(165,333)
Net cash used for financing activities	$(34,476)	$(36,304)

Cash provided by operating activities for the nine months ended September 30, 2025, decreased by $115.7 million compared to the nine months ended September 30, 2024, primarily due to unfavorable changes in working capital, including a $52.8 million tax refund received in the prior year, coupled with a decrease in net income. Change in working capital was a use of cash of $43.7 million during the nine months ended September 30, 2025, compared to a source of cash of $77.1 million in the same period last year. The most significant working capital related cash flow during the nine months ended September 30, 2025, was a cash use of $45.4 million due to a decrease in unearned revenue resulting from the satisfaction of performance obligations associated with a customer cash

RPC, INC. AND SUBSIDIARIES

prepayment we received in the fourth quarter of 2024. The changes in the other components of working capital were mainly due to the timing of payments and receipts.

Cash used for investing activities for the nine months ended September 30, 2025, increased by $102.2 million compared to the nine months ended September 30, 2024, primarily due to cash used to fund the acquisition of Pintail, partially offset by a decrease in capital expenditures primarily related to the timing of new equipment deliveries. Capital expenditures were $117.8 million for the nine months ended September 30, 2025, compared to $179.5 million for the nine months ended September 30, 2024. In the prior year period, the Company was purchasing components of a new Tier 4 dual fuel pressure pumping fleet.

Cash used for financing activities for the nine months ended September 30, 2025, decreased by $1.8 million compared to the nine months ended September 30, 2024, primarily due to a decrease in repurchases of the Company’s common shares in the open market, partially offset by the repayment of debt assumed at acquisition.

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

The majority of our cash and cash equivalents are held at multiple financial institutions, each of which holds funds in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). These financial institutions are among the largest in the United States and we believe are a safe place to hold our deposits.

The Company currently has a $100.0 million revolving credit facility with customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company's 100% owned domestic subsidiaries whose assets equal substantially all the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors. The Credit Agreement’s maturity date is July 22, 2027, and the interest rate is based on Term Secured Overnight Financing Rate (“Term SOFR”). In addition, the terms of the agreement have a 1.00% per annum floor for Base Rate borrowings and permits the issuance of letters of credit in currencies other than U.S. dollars. As of September 30, 2025, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $15.8 million; therefore, a total of $84.2 million of the facility was available. The Company is currently in compliance with the credit facility financial covenants. For additional information with respect to RPC’s facility, see the Note titled Notes Payable of the Consolidated Financial Statements.

The Company has a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) that expires on May 5, 2028, which permits it to offer common stock, preferred stock, warrants, rights, depositary shares, purchase contracts and units containing two or more of the foregoing, in one or more offerings in an aggregate amount of up to $300 million. The Form S-3 is intended to provide us the flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs.

In the third quarter of 2025, RPC implemented the provisions of the One Big, Beautiful Bill Act (“OBBBA”), which resulted in a lower tax obligation due to the 100% bonus depreciation on capital expenditures placed in service after January 19th, 2025 and immediate expensing of all domestic research and development costs, that were previously amortized over five years. Implementation of the OBBBA provisions did not have an impact on our effective rate or the Income tax provision in our Consolidated Statements of Operations for the three and nine months ended September 30, 2025.

The Company finalized the working capital adjustment related to the Pintail acquisition with the Seller and recorded a receivable of $12.3 million as of September 30, 2025. This receivable was collected in full subsequent to quarter end.

Cash Requirements

The Company currently expects capital expenditures, inclusive of recently acquired Pintail, to be between $170 million and $190 million in 2025, mostly related to maintenance. This is inclusive of opportunistic asset purchases and technology spend associated with our ERP implementation. As of September 30, 2025, $117.8 million has been spent. The Company is allocating capital to

RPC, INC. AND SUBSIDIARIES

maintain its pressure pumping fleet and continues to evaluate future investments and options to further upgrade our equipment across the business.

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

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market. As of September 30, 2025, 12,768,870 shares remained available to be repurchased. During both the three and nine months ended September 30, 2025, and the three and nine months ended September 30, 2024, there were no shares repurchased by the Company in the open market. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility. The stock buyback program does not have a predetermined expiration date. For additional information with respect to RPC’s stock buyback program, see Note of the Consolidated Financial Statements titled Cash Paid for Common Stock Purchased and Retired.

In the fourth quarter of 2024, the Board of Directors approved the termination of the SERP. Pursuant to the Internal Revenue Service rules, participant balances are required to be distributed between 12 and 24 months after termination. The Company currently plans to distribute the balances in the fourth quarter of 2025 by liquidating assets currently held in the Rabbi Trust. We expect to receive a net cash distribution of approximately $8 million, subject to market changes, and to incur a one-time increase in our effective tax rate. Both the assets and liabilities related to the SERP are now reflected as part of current assets and current liabilities.

During 2024, the Company entered into a multi-year systems transformation program to upgrade our ERP and supply chain systems. We are currently in the early phases and expensed the majority of non-recurring costs incurred in 2024 and the first quarter of 2025. During 2025 the Company began capitalizing some costs associated with ERP implementation. We plan to continue the ERP implementation through a phased approach with costs being incurred over the next few years.

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

On October 28, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable September 10, 2025, to common stockholders of record at the close of business on November 10, 2025. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices and employ skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide services to the Company’s customers. Though the ultimate impact is uncertain, the Company does currently expect tariffs on goods imported into the U.S. to result in materially higher costs of equipment.

OUTLOOK

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity and can be impacted by economic and policy developments as well as geopolitical disruptions. RPC believes that oil prices currently remain at levels sufficient to continue drilling and completion activities, however the recent decline of oil prices and potential further volatility could result in the Company’s customers opting to delay completion activity. Long-term, projected higher demand for oil and natural gas should drive increased activity in most of the basins in which RPC operates.

We continue to monitor the supply and demand for our services and the competitive environment, including trends such as increasing customer preferences for more efficient equipment. Increased efficiencies in recent years of oilfield completion services

RPC, INC. AND SUBSIDIARIES

and equipment, particularly in pressure pumping, has inherently contributed to oversupply in the Oilfield Services (OFS) market. We believe that competition will remain intense.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Marine Products Corporation (Marine Products)

In conjunction with RPC’s spin-off of its powerboat manufacturing business, RPC and Marine Products entered into various agreements that define the companies’ relationship. Per the terms of their Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $821 thousand for the nine months ended September 30, 2025, and $858 thousand for the comparable period in 2024. All of the Company’s directors are also directors of Marine Products, and the executive officers are employees of both the Company and Marine Products.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of or affiliated with certain directors of RPC. The total amounts paid to these affiliated parties were $46 thousand for the nine months ended September 30, 2025, and $1.3 million for the nine months ended September 30, 2024.

A group that includes Amy R. Kreisler and Timothy C. Rollins, each of whom is a director of the Company, certain of their family members, and certain companies under their and/or their family members’ control, controls in excess of fifty percent of the Company’s voting power.

RPC and Marine Products own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $138 thousand for the nine months ended September 30, 2025 compared to $153 thousand for the comparable period in 2024.

Pursuant to the registration rights agreement between us and our largest stockholder, LOR, Inc. (“LOR”) and certain of its affiliates (collectively, the Selling Stockholders) and their permitted transferees, we have filed a shelf registration statement on Form S-3 with the SEC that expires on May 5, 2028. The Form S-3 shelf registration statement registers for the resale of up to 127,235,202 shares of our common stock, which represents a majority of the Company securities held by the Selling Stockholders. In addition, they have the right to require, subject to certain conditions and limitations, certain piggy back registration rights with respect to registrations initiated by us.

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

RPC, INC. AND SUBSIDIARIES

positive correlation between these expenditures and customers’ demand for the Company’s services. As such, when these expenditures fluctuate, customers’ demand for the Company’s services fluctuates as well. These fluctuations depend on the current and projected prices of oil and natural gas and resulting drilling activity and are not seasonal to any material degree.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services, trends in the industry, and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include, without limitation, statements regarding: our belief that the operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025; our assessment we may further revise the Pintail acquisition consideration allocation during the remainder of the measurement period; our expectation that adjustments related to property, plant and equipment being finalized in connection with the Pintail preliminary acquisition consideration may be material; our belief that we expect to achieve synergies from the combined operations of the Company and Pintail and the assembled workforce; our contention that the acquisition of Pintail is building on our diversified oilfield services platform; our expectation that the Company will distribute the balances of the SERP in the fourth quarter of 2025 by liquidating all the assets currently held in the Rabbi Trust; our belief that the likelihood of a material loss related to the outstanding state tax assessment is remote, and the Company currently does not believe the resolution of this claim will have a material impact on its consolidated financial position, results of operations or cash flows; statements that repurchases of the Company’s stock may be made from time to time in the open market by block purchases, in privately negotiated transactions or in such other manner as determined by the Company; the effect of geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, other shifting trends in our industry, and our customers’ drilling and production activities on our financial results; our belief that the pressure pumping market remains highly competitive; our belief that the industry continues to be over-supplied and efficiency gains are consistently adding pump hour capacity to the industry, and these challenges as well as a declining rig count, have resulted in activity, asset utilization, and pricing trending lower; our belief that international revenues will continue to be less than ten percent of our consolidated revenues in the foreseeable future; our belief that our financial condition remains strong; our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months; our expectation that we will not need our revolving credit facility to meet our liquidity requirements; our belief that our existing depository financial institutions are a safe place to hold our deposits; our expectation that capital expenditures will be between $170 million and $190 million during 2025 and our expectation that such expenditures will be mostly related to maintenance; our plan to continue to evaluate future investments and options to further upgrade our equipment across the business; our inability to estimate the outcomes of sales and use tax audits in various jurisdictions; our plan to continue the ERP implementation through a phased approach with costs being incurred over the next few years; our expectation to continue to pay cash dividends to common stockholders, subject to industry conditions and our earnings, financial condition, and other relevant factors; our belief that if inflation in the general economy increases, our costs for equipment, materials and labor could increase as well; our belief that increases in activity in the domestic oilfield can cause upward pressures in the labor markets from which it hires employees, especially if employment in the general economy increases; our belief that activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide our services to our customers; our expectation that tariffs on goods imported into the U.S. will increase equipment prices; our belief that current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity and can be impacted by economic and policy developments as well as geopolitical disruptions; our belief that oil prices currently remain at levels sufficient to continue drilling and completion activities, however, the recent decline of oil prices and potential further volatility could result in our customers opting to delay completion activity; our belief that long-term, projected steady higher demand for oil and natural gas should drive increased activity in most of the basins in which we operate; our belief that increased efficiencies in recent years of oilfield completion services and equipment, particularly in pressure pumping, has inherently contributed to oversupply in the Oilfield Services (OFS) market; our belief that competition will remain intense; our plan to continue to monitor the supply and demand for our services and the competitive environment, including trends such as increasing customer preferences for more efficient equipment; our expectation that changes in the foreign exchange rate will not have a material effect on our consolidated results of operations or financial conditions; and our belief that the outcome of litigation will not have a material adverse effect on our financial position or results of operations.

Such forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results,

RPC, INC. AND SUBSIDIARIES

performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the volatility of oil and natural gas prices; our concentration of customers in the energy industry and periodic downturns; our business depends on capital spending by our customers, many of whom rely on outside financing to fund their operations; dependence on our key personnel; our ability to identify or complete acquisitions; our ability to attract and retain skilled workers; some of our equipment and several types of materials used in providing our services are available from a limited number of suppliers; whether outside financing is available or favorable to us; increasing expectations from customers, investors and other stakeholders regarding our environmental, social and governance practices; our compliance with regulations and environmental laws; possible declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services; the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, including the current conflict involving Israel and the Gaza Strip, which could impact drilling activity; adverse weather conditions in oil or gas producing regions, including the Gulf of America; competition in the oil and gas industry, especially in pressure pumping, and adverse impacts from the industry being over-supplied; limits to the Company’s ability to implement price increases; the potential impact of possible future regulations on hydraulic fracturing on our business; risks of international operations; reliance on large customers; our operations rely on digital systems and processes that are subject to cyber-attacks or other threats; and our cash and cash equivalents are held primarily at a single financial institution, the potential for tariffs to increase our costs of materials and reduce our profitability, and capital expenditures are determined based on current expectations for our business, as a result, the occurrence of any of the foregoing or changes in our business model or expectations may cause us to materially increase or decrease our capital spending plans. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility and the Pintail Seller Note. As of September 30, 2025, there were no outstanding interest-bearing advances on our credit facility, which provides for interest at a floating rate.

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

As of the end of the period covered by this report, September 30, 2025 (“the Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, which excluded the impact of the acquisition of Pintail, discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

As discussed in the Note titled “Acquisition” of the Notes to Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this Form 10-Q for the quarter ended September 30, 2025, we completed the acquisition of Pintail during the second quarter. As part of our post-closing integration activities, we have been engaged in the process of assessing the internal controls of Pintail and are continuing to integrate policies, processes, people, technology, and operations for the post-acquisition combined company. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded the internal control over financial reporting of Pintail from the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. We have reported the operating results of Pintail in our Consolidated Statements of Operations and Statements of Cash Flows from the acquisition date through September 30, 2025. As of September 30, 2025, total assets related to Pintail represented approximately 17% of our total assets, recorded on a preliminary basis as the measurement period for the business

RPC, INC. AND SUBSIDIARIES

combination remained open as of September 30, 2025. Revenues from Pintail represented approximately 22% of our total consolidated revenues for the three months ended September 30, 2025.

Changes in internal control over financial reporting –The Company has successfully completed the mapping of Pintail’s accounts to our existing financial reporting systems. The Company is continuing to review key controls and has implemented controls related to all Pintail financial statement line items and consolidation in order to enable the accurate preparation and timely reporting of their results.

Other than the changes to Pintail controls noted above, there were no changes in the Company’s internal control over financial reporting during the third quarter of 2025 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RPC, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

RPC is involved in litigation from time to time in the ordinary course of its business. RPC does not believe that the outcome of such litigation will have a material adverse effect on the financial position or results of operations of RPC.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and the Quarterly report on Form 10-Q for the quarterly period ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On June 10, 2025, Plaintiffs Bruce Taylor and Matthew Stevens, (“Plaintiffs”), purported stockholders of Marine Products Corporation and RPC, Inc. (the “Companies”), filed a putative class action complaint (“Complaint”) in the Court of Chancery of the State of Delaware (“Court”) against the Companies and the members of our Board of Directors (collectively, the “Defendants”) under the caption Taylor v. Marine Products Corporation, et al., C.A. No. 2025-0654-NAC (the “Action”). Plaintiff alleged that certain provisions of the Companies’ bylaws that provided for the shifting of attorneys’ fees in specific circumstances violated Section 109(b) of the Delaware General Corporation Law. The Defendants believe that the allegations of the Complaint were meritless, deny those allegations, and deny that any violation of applicable law has occurred. However, solely to minimize expenses and distraction and to avoid the uncertainty of any litigation, on July 22, 2025, the Defendants amended the Companies’ bylaws to, among other things, remove the challenged provisions (the “Bylaw Amendments”).

On July 31, 2025, the parties entered into a proposed Stipulation and Order Dismissing the Action as Moot and Retaining Jurisdiction to Determine Plaintiff’s Counsel’s Application for an Award of Attorneys’ Fees and Expenses (the “Stipulation and Proposed Order”), pursuant to which the Court would retain jurisdiction regarding any application Plaintiff might make for an award of attorneys’ fees, which the Court entered. The Court retained jurisdiction to approve a form of notice concerning attorneys’ fees payable to Plaintiff in connection with the Bylaw Amendments. Following negotiation among the parties, with the intent to avoid further litigation and legal costs, and not as an admission of any of the Plaintiff’s claims, the Companies subsequently agreed to pay $50,000 each ($100,000 in the aggregate) in attorneys’ fees and expenses in full satisfaction of any and all claims by Plaintiffs and all of their counsel for fees and expenses in the Action.

On October 16, 2025, the Court entered an order closing the Action, subject to the Companies filing an affidavit with the Court confirming that this notice has been issued. In entering the order, the Court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness. Plaintiffs’ counsel are Kimberly A. Evans of Block & Leviton LLP, (302) 499-3600. Counsel to the Company and the Board of Directors is Brock E. Czeschin of Richards, Layton & Finger, P.A., (302) 651-7700.

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

RPC, INC.

/s/ Ben M. Palmer
Date: October 30, 2025	Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael L. Schmit
Date: October 30, 2025	Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)