Form 10-K
period 2025-12-31
RPC INC
filed 2026-02-27
CIK 742278

down

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE TRANSITION PERIOD FROM ______ TO_______

Commission File No. 1-8726

RPC, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	58-1550825 (I.R.S. Employer Identification No.)

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

The aggregate market value of RPC, Inc. Common Stock held by non-affiliates on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $421,394,820 based on the closing price on the New York Stock Exchange on June 28, 2025, of $4.73 per share.

RPC, Inc. had 221,639,270 shares of Common Stock outstanding as of February 13, 2026.

Documents Incorporated by Reference

Portions of the proxy statement for the 2026 Annual Meeting of Stockholders of RPC, Inc. are incorporated by reference into Part III, Items 10 through 14 of this report.

RPC, INC. AND SUBSIDIARIES

PART I

Throughout this report, we refer to RPC, Inc., together with its subsidiaries, as we, us, RPC or the Company.

Forward-Looking Statements

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “should,” “will,” “expect,” “believe,” “anticipate,” “intend,” “seek,” “project,” “estimate,” “focus,” “plan,” “continue,” “likely,” “design,” “strategies,” “outlook,” “trend,” the negative of such terms and different forms thereof (e.g., different tenses or number or principal parts, as well as gerunds and other parts of speech such as adjectives, adverbs and nouns derived therefrom), and similar expressions generally identify forward-looking statements.

Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives and our beliefs and expectations regarding future demand for our equipment and services and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include statements regarding:

●	common drivers of operational and financial success for our Technical Services and our Support Services;
●	our belief that Downhole Tools represents a differentiated service line with opportunities for technological innovation and new product development to drive growth;
●	our ability to continue to monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel;
●	our strategy of utilizing equipment in unconventional basins;
●	our expectation that capital expenditures will be $150 million to $180 million during 2026 and our expectation that such expenditures will be directed primarily towards capitalized maintenance of our existing equipment to improve efficiency and selected growth opportunities;
●	our intention to continue upgrading our equipment to Tier 4 DGB over time in response to the industry trending toward lower emission and more cost effective dual-fuel assets;
●	our belief that our financial and operating discipline have resulted in longevity and financial success in an industry where downturns can have significant financial impacts on operator liquidity and economic sustainability;
●	our belief that there is an increased likelihood that a potential rapid rise in the use of artificial intelligence would have significant energy consumption requirements and boost demand for power solutions, many of which use oil and natural gas;
●	the attractiveness of the U.S. domestic oilfield due to its oil and natural gas reserves, political stability and downstream energy infrastructure;
●	our belief that as a result of increased asset efficiencies, there is a general oversupply of Oilfield Services (OFS) capacity, particularly in pressure pumping, which has created a high level of price competition as companies seek to keep assets utilized;
●	our belief that there is potential for M&A activity to continue as well as become more frequent in the smaller exploration and production (E&P) and OFS companies;
●	our belief that capital discipline has and should generally reduce the volatility of the drilling rig count over time;
●	our plans with respect to investing in electric pressure pumping fleets;
●	our belief that the principal competitive factors in the market areas that we serve are price, product availability, and quality of our equipment, service quality, reputation for safety and technical proficiency;

●	our primary objective of creating long-term shareholder value by delivering world-class oilfield services to our customers across all services lines and our plans to achieve this objective by executing on strategic investments, both organic and potential M&A, that we believe will increase our scale, diversify our product offerings, expand our customer base and improve our profitability and cash flow;
●	our plans to monitor industry-wide factors that impact customer activity levels, such as the prices of oil and natural gas, competitive activity, E&P activity and capital market trends;
●	our operating strategy, our growth strategy, and our capital allocation strategy;
●	our key human capital management objectives and our focus on fostering talent in the following areas: diversity and equality; development and training; and compensation and benefits;
●	our belief that our patented items in our operations are important, but not indispensable, to our success; our plans to seek patent protection when possible; and our reliance to a greater extent on the technical expertise and know-how of our personnel to maintain our competitive position;
●	our belief that EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and Free cash flow are important indicators of performance;
●	our belief that the pressure pumping market remains highly competitive;
●	our belief that the industry continues to be over-supplied and efficiency gains are consistently adding pump hour capacity to the industry;
●	our belief that current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity and can be impacted by economic and policy developments as well as geopolitical disruptions;
●	our belief that recent fluctuations of oil prices and potential further volatility could result in customers opting to delay completion activities;
●	our belief that long-term, projected higher demand for oil and natural gas should drive increased activity in most of the basins in which we operate;
●	our belief that competition will remain intense;
●	our belief that the favorable long-term outlook for natural gas demand is sufficient for our customers to maintain natural gas-directed exploration and production activities;
●	our plans to continue to monitor the supply and demand for our services and the competitive environment, including trends such as increasing customer preferences for lower emission and more efficient equipment;
●	our belief that the growing efficiency with which oilfield completion crews are providing services is a catalyst for the oversupplied nature of the oilfield services market;
●	our plans to allocate capital to maintain the capacity of our pressure pumping fleet to offset anticipated fleet retirements and our evaluations of our future investments and option to further transition our asset base toward more efficient dual-fuel or electric equipment;
●	the strength of our financial condition;
●	our plans with respect to our stock buyback program;
●	our belief that the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization will provide sufficient liquidity to meet our requirements for at least the next twelve months;
●	our decisions about the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations;

●	our belief that we do not expect to utilize our revolving credit facility to meet our liquidity requirements in the near term;
●	our expectations to continue to pay cash dividends to common stockholders, subject to industry conditions and our earnings, financial condition and other relevant factors;
●	estimates made with respect to our critical accounting estimates, including the valuation of customer relationships in connection with the Pintail acquisition, and which critical accounting estimates involve estimates that require a higher degree of judgment and complexity;
●	our estimates with respect to a calculation of a range of exposure for claims, which as of December 31, 2025, is $17.8 million to $22.3 million;
●	the effect of new accounting standards;
●	the effect of the changes in foreign exchange rates on our consolidated results of operations or financial condition;
●	our belief that our sources of supply are adequate to secure our demands at competitive prices;
●	our belief that our current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs;
●	our belief that our ERP system will be implemented through a phased approach with costs being incurred over the next few years;
●	our technology and process investments, which reduce the number of employees on a job location and change the roles of the remaining employees in ways that reduce their exposure to safety hazards and our belief that this reduced exposure to active areas of a job location has led to fewer safety incidents;
●	our statements that tariffs can impact the absolute costs of materials and shift production to more domestic production, thereby adding inflationary pressures to domestic suppliers;
●	our statements about the uncertainty of tariffs and inflation;
●	our statements that we do not expect incremental tariffs on goods imported into the U.S. to result in materially higher costs of equipment;
●	our statement that adjustments related to property, plant and equipment valuation in connection with Pintail may be material and may impact the valuation of other assets;
●	our expectation that the Marine Products Transition Support Services agreement would be cancelled on or about the closing date of the proposed merger pursuant to the Merger Agreement between Marine Products and MasterCraft;
●	our expectation that RPC will be entering into a new Transition Support Services agreement with Mastercraft;
●	our statements that we may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies considering restrictions under our credit facility; and
●	estimates, assumptions and projections related to our application of critical accounting estimates, including those related to credit losses and allowance, self-insurance, goodwill, and acquisitions, the impact of lawsuits, legal proceedings and claims on our financial position and results of operation.

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

Risk factors that could cause such future events not to occur as expected include the following:

●	the volatility of oil and natural gas prices;
●	volatility in demand for our services due to, among other things, fluctuations in price levels of oil and natural gas, activity levels in the oil and gas industry in general, driven in part by customer decisions about capital investment toward the development and production of oil and gas reserves;
●	the effects of political changes, expropriation, currency restrictions and changes in currency exchange rates, taxes, tariffs, boycotts and other civil disturbances. The occurrence of any one of these events could have a material adverse effect on our operations;
●	fluctuations in drilling rig count and well completions;
●	our concentration of customers in the energy industry and periodic downturns;
●	our business depends on capital spending by our customers, many of whom rely on outside financing to fund their operations;
●	dependence on our key personnel;
●	our ability to identify or complete acquisitions;
●	our ability to attract and retain skilled workers;
●	some of our equipment and several types of materials used in providing our services are available from a limited number of suppliers;
●	whether outside financing is available or favorable to us; increasing expectations from customers, investors and other stakeholders regarding our environmental, social and governance practices;
●	our compliance with regulations and environmental laws;
●	the impact of OPEC disputes on our operating results;
●	possible declines in the prices of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services;
●	the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, including the current conflicts in the Middle East, which could impact drilling activity, adverse weather conditions in oil or gas producing regions, including the Gulf of America;
●	the uncertainty with Venezuela;
●	competition in the oil and gas industry;
●	the Company’s ability to implement price increases;
●	the potential impact of possible future regulations on hydraulic fracturing on our business;
●	risks of international operations;
●	reliance on large customers;
●	our operations rely on digital systems and processes that are subject to cyberattacks or other threats;

●	our risk that we may not have adequate insurance coverage to compensate for losses from any of the risks listed herein, our existing insurance coverage may not continue to be available on acceptable terms or at all, and our insurers may deny coverage as to any future claims;
●	our cash and cash equivalents are held primarily at a single financial institution;
●	certain ongoing sales and use tax audits in various jurisdictions that involve issues that could result in unfavorable outcomes that cannot be currently estimated;
●	the risk that the proposed merger between Marine Products and MasterCraft will not close, due to failure to obtain regulatory or stockholder approvals or failure to satisfy other conditions of the proposed merger;
●	inflation in the general economy, upward wage pressures in the labor markets, supply disruptions, and higher costs of certain materials and key equipment components, and decreased supply of skilled labor;
●	changes in assumptions underlying our critical accounting judgments and estimates;
●	Diversion of time and attention of our executive officers and other key personnel due to the MPC Merger; and
●	See “Risk Factors” on page 14 for a more detailed discussion of these and other factors that may cause actual results to differ from our projections.

Item 1. Business

Organization and Overview

RPC is a Delaware corporation originally organized in 1984 as a holding company for several OFS companies and is headquartered in Atlanta, Georgia.

RPC provides a broad range of specialized oilfield services and equipment primarily to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States, including the southwest, mid-continent, Gulf of America, Rocky Mountain and Appalachian regions, and in selected international markets. RPC acts as a holding company for the following service companies: Cudd Energy Services, Cudd Pressure Control, Thru Tubing Solutions, Pintail Completions and Patterson Services. Selected overhead including centralized support services and regulatory compliance are classified as Corporate. RPC is further organized into Technical Services and Support Services, which are its operating segments. As of December 31, 2025, RPC had 2,893 employees.

Business Segments

RPC manages its business as either services offered on the well site with equipment and personnel (Technical Services), or services and equipment offered off the well site (Support Services). The businesses under Technical Services generate revenues based on equipment, personnel operating the equipment and the materials utilized to provide the services. They are all managed, analyzed and reported based on the similarities of the operational characteristics and costs associated with providing the services.

Technical Services include RPC’s oil and gas services that utilize people and equipment to perform value-added completion, production and maintenance services directly to a customer’s well. The demand for these services is generally influenced by customers’ decisions to invest capital toward initiating production in a new oil or natural gas well, improving production flows in an existing formation, or to address well control issues. This operating segment consists primarily of pressure pumping, wireline, downhole tools, coiled tubing and cementing. Customers include major multi-national and independent oil and gas producers and selected nationally owned oil companies. The services offered under Technical Services are high capital and personnel intensive businesses. The common drivers of operational and financial success of these services include diligent equipment maintenance, strong logistical processes, and appropriately trained personnel who function well in a team environment. Technical Services are provided in all of RPC’s principal geographical markets.

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

A breakdown of segment and service line revenues and a brief description of the primary services follows:

		2025				2024				2023
				% of				% of				% of
		Revenues		Revenues		Revenues		Revenues		Revenues		Revenues
(in thousands)	0
Technical Services		$1,536,048		94.4%		$1,326,005		93.7%		$1,516,137		93.7%
Support Services		90,518	—	5.6	0.0%	88,994	—	6.3	0.0%	101,337	0	6.3
Total Revenues:		$1,626,566		100.0%		$1,414,999		100.0%		$1,617,474		100.0%

Pressure Pumping (Technical Services)		$485,047		29.8%		$587,051		41.5%		$771,542		47.7%
Downhole Tools (Technical Services)		393,771		24.2		386,085		27.3		397,341		24.6
Wireline (Technical Services)		315,520		19.4		18,909		1.3		17,138		1.1
Coiled Tubing (Technical Services)		151,515		9.3		135,175		9.6		152,484		9.4
Cementing (Technical Services)		104,728		6.4		110,730		7.8		64,481		4.0
Rental Tools (Support Services)		66,700		4.1		65,207		4.6		73,301		4.5
Other (both segments)		$109,285		6.8%		$111,842		7.9%		$141,187		8.7%

Technical Services Segment

Pressure Pumping: 29.8% of 2025 total revenues. Services are provided to customers throughout Texas and the mid-continent regions of the United States, with a concentration in the Permian basin. We primarily provide pressure pumping services to customers to enhance the initial production of hydrocarbons in unconventional horizontal well formations. These formations require high volumes of stimulation fluids using a great deal of pressure pumping horsepower to complete the well. Since unconventional wells transitioned from vertical to a long (often 10,000 to over 20,000 feet) horizontal lateral, they require tools and drilling mechanisms that are flexible and can be steered once they are downhole. For these reasons, unconventional wells require more of RPC’s services, such as coiled tubing services and downhole tools, as described in subsections below.

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

RPC’s frac fleets are comprised of high pressure hydraulic pumps, powered by both diesel, dual-fuel and natural gas engines, and ancillary equipment such as hoses, valves and blenders, and operational trailers to house personnel and computerized control systems. Pressure pumping equipment is typically truck or skid-mounted equipment for mobility. The Company ended 2025 with 10 horizontal fleets, of which 3 were Tier 4 DGB (dynamic gas blending, also referred to as dual-fuel as they can utilize both diesel and natural gas) and 3 were Tier 4 Diesel. Tier 4 is a set of regulations from the US Environmental Protection Agency (EPA) that aims to reduce harmful emissions from engines and generators. The Company intends to continue upgrading its equipment to natural gas burning over time in response to the industry trending toward lower emission and more cost effective dual-fuel assets but does not intend to increase its overall number of frac fleets.

Downhole Tools: 24.2% of 2025 total revenues. Services and proprietary downhole motors and other specialized tools, such as fishing devices, are provided to drilling and production operators to enable casing perforation and bridge plug drilling at the completion stage of an oil or gas well. Products are also used during workover operations and new market applications such as plug & abandonment, geothermal, and others. The services that Thru Tubing Solutions (TTS) provides are often proprietary solutions developed by the Company, for which the Company maintains an active intellectual property and patent program. Management believes Downhole Tools represents a differentiated service line with opportunities for technological innovation and new product development to drive growth. Examples of newly introduced products include a 3½ inch high performance downhole motor, as well as UnPlug, a proprietary alternative solution to traditional bridge plugs using perforation pods to reduce inefficiencies and technical risks associated with traditional bridge plugs.

Wireline: 19.4% of 2025 total revenues. Services involve unwinding and lowering a spooled wire into a well, conveying various types of tools or equipment. Slick or braided lines are non-conductive and primarily for jarring objects into or out of a well, as in fishing or plug-setting operations. Electric lines carry a conductor line into a well allowing the use of electrically-operated tools such as perforators and bridge plugs. Wireline services can also be an integral part of the plug and abandonment process near the end of the life cycle of a well. Effective April 1, 2025, the Company acquired Pintail Completions, a leading provider of oilfield wireline perforating services in the Permian basin. The Company’s wireline revenues increased during 2025 primarily due to the effect of owning Pintail for the partial year.

Coiled Tubing: 9.3% of 2025 total revenues. Services involve the injection of a flexible steel pipe thousands of feet in length into a wellbore to conduct a variety of downhole tasks. Coiled tubing’s flexibility allows it to be steered through horizontal wellbores, while also being strong enough to convey tools or motors at the end of the tube. The hollow tube can convey fluid which powers a motor or may be needed to clean out a wellbore. Coiled tubing units are effective over great distances making them ideal for completion activities in the U.S. domestic market, where lateral lengths have been increasing.

Cementing: 6.4% of 2025 total revenues. The process of cementing includes developing a cement slurry formulated for a well’s unique characteristics, pumping the cement through the wellbore and into the space between the well casing and well bore. The pumping assets used in deploying cement are the same/similar to the equipment used in hydraulic fracturing, making these operations complementary to our pressure pumping service line. The cement creates a barrier to protect the casing and prevent environmental contamination. In addition to uses for completing a new well, cementing can also be used to plug a well at the end of its life cycle.

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

Support Services Segment

Rental Tools: 4.1% of 2025 total revenues. The Company rents specialized equipment for use with onshore and offshore oil and gas well completion, drilling and workover activities. The Company offers a broad range of rental tools including drill pipe and associated handling tools, blowout preventers and a variety of tool assemblages that provide well control. The equipment needed is in large part determined by the geological features of the production zone and the size of the well. Given the potentially significant range of equipment needs, operators and drilling contractors often find it more economical to supplement their tool and tubular assets with rental items instead of owning a complete set of assets.

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

Refer to the note to the consolidated financial statements titled Business Segment and Entity Wide Disclosures for additional financial information on our business segments.

Customers

RPC’s principal customers consist of major and independent oil and natural gas producing companies and can range in size from small and independent E&Ps to large (often public) integrated E&Ps. Smaller customers, often referred to as “spot” or “semi-dedicated” are generally less consistent in terms of demand for services but can increase their activities significantly during upcycles. These customers also often rely on OFS companies to provide materials, logistical support and expertise. These customers are typically highly price-sensitive and generally less focused on new equipment and ESG-related trends. Large customers have scale and often contract with OFS companies for “dedicated” fleets and offer more consistent demand and visibility. Their scale also means they can build their own infrastructure for power and water, acquire and develop high quality acreage due to access to capital, and invest in new technologies (both equipment and IT). RPC’s pressure pumping business is oriented towards providing services, materials, logistics and expertise to its customers in the Permian basin, while other service lines, such as downhole tools, cementing, coiled tubing and rental tools service have broad customer size and U.S. oil and gas basins exposure.

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

One of our customers, a private E&P company, accounted for approximately 15% of the Company’s revenues in 2025 and 13% of the Company’s revenues in 2024. The customer that exceeded 10% of the Company’s revenues in 2025 and 2024 was primarily associated with the Company’s Technical Services segment. There were no other customers in 2025 and 2024, and no customers in 2023 exceeding 10% of revenues. There were no customers that accounted for 10% or more of accounts receivable as of December 31, 2025, or December 31, 2024.

Suppliers

The Company’s suppliers mainly provide equipment and materials used across our service lines. We purchase hydraulic fracturing fleets, including pumps and ancillary components, trucks, sand, chemicals, and cement to support our pressure pumping and cementing service lines. We also procure flexible steel pipe used in coiled tubing. Generally speaking, there are multiple suppliers for our key equipment and materials needs and we believe that these sources of supply are adequate to secure our demands at competitive prices.

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

Rig count. During 2025 the average U.S. rig count decreased 6.3% to 562 compared to the prior year. While oil and gas industry demand is influenced by many factors, the rig count is often used as a proxy for current and future industry activity. Oil and gas industry activity levels have historically been volatile, experiencing multiple cycles. The most significant recent downturn occurred following the onset of the COVID pandemic, with August 2020 marking the lowest U.S. domestic rig count in U.S. oilfield history at 250. Since that point, the industry began to rebound with strong U.S. economic activity, with the rig count reaching an average of 723 in 2022 and 688 in 2023, before trending even lower and averaging 600 during 2024. Over the past several years, there has been oil and gas price volatility sparked by uncertainties related to the Russian invasion of Ukraine, tensions in the Middle East and continued uncertainty from OPEC+ regarding production levels, and additional uncertainty with Venezuela. Furthermore, there is an increased likelihood that a potential rapid rise in the use of artificial intelligence would have significant energy consumption requirements and boost demand for power solutions, many of which use oil and natural gas. Management believes these factors reinforce the attractiveness of the U.S. domestic oilfield due to its oil and natural gas reserves, political stability and downstream energy infrastructure.

Since the majority of RPC’s services are utilized at the completion stage of an oil or gas well’s life cycle, the Company closely monitors well completion trends in the U.S. domestic oilfield. As recently reported by the U.S. Energy Information Administration, reported well completions totaled 11,809 in 2025, a decrease of approximately 1% compared to 2024. Fluctuations in the prices of commodities, particularly the price of oil, and activity levels as measured by well completions, significantly impact RPC’s financial results.

	2025	2024	2023
Average U.S. domestic rig count	562	600	688
Average natural gas price (per thousand cubic feet (mcf))	$3.52	$2.19	$2.54
Average oil price (per barrel)	$65.58	$76.60	$77.55
Source: Baker Hughes, Inc., U.S. Energy Information Administration)

Efficiencies in pressure pumping. In the past decade, there have been significant improvements in the efficiency of OFS, with the end result being more oil and natural gas produced with less equipment. Several factors have contributed to asset efficiency, including the industry’s ability to accurately identify high yielding formations, drill faster and more effectively, complete wells more quickly, and extract the same amount of oil and natural gas with fewer rigs and service equipment. Pressure pumpers have also significantly increased pump hours per day, often to 20 to 22 of 24 hours, resulting in assets being “burned” faster and requiring quicker capital investment cycles. Furthermore, more wells are being drilled per pad, or site, each well is being drilled with longer laterals, now often extending several miles, and more stages are being completed within each lateral. All of these factors are increasing hydrocarbon output without creating a correlated increase in cost; however, cost efficiency savings have been disproportionately realized by the E&Ps rather than oilfield service companies. As a result of increased asset efficiency, the Company believes there is a general oversupply of OFS capacity, particularly in pressure pumping, which has created a high level of price competition as OFS companies seek to keep assets utilized.

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

Volatility of natural gas prices. Increased domestic consumption and exporting of natural gas in the United States has supported increased natural gas production. The Company believes the favorable long-term outlook for natural gas demand is sufficient for our customers to maintain natural gas-directed E&P activities.

Competition

RPC operates within the highly competitive OFS industry. We offer our services and equipment in highly competitive markets, and the revenues and earnings generated are affected by changes in competitive prices for our services with supply and demand dynamics that can change rapidly. RPC competes with many large and small oilfield industry competitors, including the largest integrated OFS companies. The Company believes that the principal competitive factors in the market areas that it serves are price, product availability and quality of our equipment, service quality and reputation for safety and technical proficiency.

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

The oil and gas services industry includes dominant global competitors including, among others, Halliburton Company, Baker Hughes Company, and Schlumberger Ltd. The industry also includes a number of other publicly traded peers whose operations are more similar to RPC, including Liberty Energy, Inc., NCS Multistage Holdings, Inc., Nine Energy Services, Patterson-UTI Energy, Inc., ProFrac Holding Corp. and ProPetro Holding Corp., as well as numerous smaller, privately owned competitors. Increased demand for larger-scale and newer technology solutions, as well as business combinations among large oil and gas companies, are driving consolidation of our competitors in certain service lines.

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

Our strategies can be broken down into 3 categories: operating, growth and capital allocation.

Operating strategy

●	Drive a culture of highly engaged, empowered, and appropriately incentivized employees
●	Provide safe, high quality, well-maintained, in-demand equipment and services to our customers through highly trained personnel and strong logistical support processes
●	Maintain a flexible cost structure that can respond quickly to volatile industry conditions and business activity levels
●	Optimize asset utilization to leverage direct and overhead costs with a focus on profitability and a bias to avoid burning our assets on low-return projects – i.e., idle fleets as appropriate
●	Develop new products and offer specialized services to differentiate ourselves in the marketplace

Growth strategy

●	Remain highly disciplined with respect to adding new incremental revenue-producing equipment
●	Invest selectively in our key service lines to upgrade technologies and capabilities
●	Acquire high-quality companies or assets that would increase our scale, diversify our key service lines, bolster our competencies, expand our customer base and deliver attractive financial returns; due to the fragmented nature of the oil and gas services industry, RPC believes a number of suitable acquisition opportunities exist
●	Direct growth investments toward domestic (versus international) operations because of attractive activity levels, competitive positioning and lower geopolitical risks

Capital allocation strategy

●	Maintain a conservative and low-cost capital structure, with an appropriate use of debt financing, to sustain operational strength and liquidity during industry downturns
●	Balance the use of cash invested in the Company (both organic and potential M&A) and returned to stockholders with strong alignment of management and shareholder interests
●	Continue paying regular quarterly dividends, though we do not currently intend to steadily grow the regular dividend, nor do we have a target payout ratio of net income or cash flow to dividends; given the capital intensity and cyclical nature of the business, we do not plan to return significant excess cash to investors through special dividends

●	Maintain a share buyback program to opportunistically repurchase stock in the open market in compliance with the federal securities laws and the applicable exchange listing requirements, if the Company believes our common stock represents an exceptional value

Human Capital

The table below shows the number of employees at December 31, 2025, and 2024:

At December 31,	2025	2024
Employees	2,893	2,597

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

At times our business has had a concentration of one or more major customers. One of our customers, a private E&P company, accounted for approximately 15% of the Company’s revenues in 2025 and 13% of the Company’s revenues in 2024. The customer that exceeded 10% of the Company’s revenues in 2025 and 2024 was primarily associated with the Company’s Technical Services segment. There were no other customers in 2025 and 2024, and no customers in 2023 exceeding 10% of revenues. There were no customers that accounted for 10% or more of accounts receivable as of December 31, 2025, or December 31, 2024. The reliance on a large customer for a significant portion of our total revenues exposes us to the risk that the loss or reduction in revenues from this customer, which could occur unexpectedly, could have a material and disproportionate adverse impact on our revenues and operating results.

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

Many of our customers rely on their ability to raise equity capital and debt financing from capital markets to fund their operations. Their ability to raise outside capital depends upon, among other things, the availability of capital, near-term operating prospects of oil and gas companies, current and projected prices of oil and natural gas, and relative attractiveness of competing investments for available investment capital. In addition, continued elevated interest rates continue to impact their ability to borrow cost effectively and potentially constrain the amount of borrowings. These factors are outside of our control, and in the event our customers cannot continue to raise outside capital to fund their operations, RPC’s financial results would be negatively impacted.

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

We operate within the highly competitive OFS industry. The equipment and services in our industry segments are sold in highly competitive markets, and our revenues and earnings have in the past been affected by changes in competitive prices, fluctuations in the level of activity in major markets and general economic conditions. We compete with the oil and gas industry’s many large and small industry competitors, including the largest integrated oilfield service providers. We believe that the principal competitive factors in the market areas that we serve are product and service quality and availability, reputation for safety, technical proficiency and price. Although we believe that our reputation for safety and quality service is good, we cannot assure you that we will be able to maintain our competitive position.

We may be unable to identify or complete acquisitions, and the completion of significant acquisitions involves integration and other risks.

Acquisitions have been and may continue to be a key element of our business strategy. We cannot assure you that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. We may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. The issuance of additional equity securities could result in significant dilution for our stockholders. We cannot assure you that we will be able to successfully integrate the operations and assets of any acquired business with our own business. Any inability on our part to integrate and manage the growth of acquired businesses could have a material adverse effect on our results of operations and financial condition.

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

Our business requires a great deal of capital to maintain our equipment and increase our fleet of equipment to expand our operations, and we currently have access to our credit facility to fund our necessary working capital and other capital requirements. Our credit facility provides a borrowing base of $100 million less the amount of any outstanding letters of credit, and bears interest at a floating rate, which exposes us to market risks as interest rates rise. If our existing capital resources become unavailable, inadequate, or unfavorable for purposes of funding our capital requirements, we would need to raise additional funds through alternative debt or equity financings to maintain our equipment and continue our growth. Such additional financing sources may not be available when we need them or may not be available on favorable terms. If we fund our growth through the issuance of public equity, the holdings of stockholders will be diluted. If capital generated either by cash provided by operating activities or outside financing is not available or sufficient for our needs, we may be unable to maintain our equipment, expand our fleet of equipment, or take advantage of other potentially profitable business opportunities, which could reduce our future revenues and profits. Recent increases in interest rates, not withstanding modest interest rate reductions by the US Federal Reserve Board, have increased our cost of borrowing, and further increases could materially adversely affect our ability to fund working capital and other capital requirements on a cost-effective basis, and could and negatively impact our cash flows and profitability.

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

Many companies are receiving greater attention from stakeholders regarding their ESG practices, as well as their oversight of relevant ESG issues. The various stakeholders are placing growing importance on our potential environmental and social issue risk exposure and the impact of our choices. Increased focus on ESG and related decision-making may negatively impact us as customers, investors and other stakeholders may choose not to work with us or may reallocate capital or decline to make an investment as a result of their assessment of our ESG practices. Companies that do not comport with, or do not adapt to, these evolving investor and stakeholder ESG-related expectations and standards, or that are assessed as not having responded appropriately to the growing focus on ESG matters, may have their brand and reputation harmed, and the Company or our stock price may be adversely affected even though we may be in full compliance with all relevant laws and regulations. In addition, changed priorities in terms of governmental interpretation of discrimination and other laws could result in enforcement actions or other litigation regarding the Company’s ESG practices.

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

Furthermore, the SEC has issued final rules, which are currently stayed pending judicial review, and we cannot predict whether, when, or in what form such rules may ultimately be implemented; however, if implemented as proposed, these rules would, among other matters, establish a framework for reporting climate-related risks. To the extent that any rules ultimately implemented impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient. Furthermore, in November 2022, the U.S. Department of Labor (“DOL”) adopted final rules that allow plan fiduciaries to consider climate change and other ESG factors when they select retirement investments and exercise shareholder rights, such as proxy voting. The DOL has announced that it will no longer defend these rules and that it intends to replace the rules, although no action in this regard has been taken, and the rules remain in effect. Should plan investors decide not to invest in us based on ESG factors, our business and access to capital may be negatively impacted. In 2023, the State of California enacted legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures starting as early as 2026, and other jurisdictions, domestically and internationally, are also considering various climate change disclosure requirements.

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

RPC’s pressure pumping services are the subject of continuing federal, state and local regulatory oversight. This scrutiny is prompted in part by public concern regarding the potential impact on drinking and ground water and other environmental issues arising from the growing use of hydraulic fracturing. In addition, a committee of the United States House of Representatives investigated hydraulic fracturing practices and publicized information regarding the materials used in hydraulic fracturing. Compliance with federal and state regulations relating to pressure pumping services could increase our operating costs, cause operational delays, and could reduce or eliminate the demand for our pressure pumping services. The U.S. Environmental Protection Agency (EPA) also conducted a study of the environmental impact of hydraulic fracturing practices, and in 2015, issued a report which concluded that hydraulic fracturing had not caused a measurable impact on drinking water sources in the U.S. This and similar conclusions from similar investigations have positive implications for our industry; however, more stringent regulations could be imposed in the future, which could have a material adverse impact on our costs and our business.

Risks Related to our Capital and Ownership Structure.

Our management and directors have a substantial ownership interest, and public stockholders may have no effective voice in the management of the Company.

The Company has elected the Controlled Corporation exemption under Section 303A of the New York Stock Exchange (NYSE) Listed Company Manual. The Company is a Controlled Corporation because a group that includes Amy Rollins Kreisler and Timothy C. Rollins, each of whom is a director of the Company, certain of their family members and certain companies under their control (the Controlling Group), controls in excess of 50% of the Company’s voting power. As a Controlled Corporation, the Company need not comply with certain NYSE rules including those requiring a majority of independent directors, and independent compensation and nominating committees.

RPC’s executive officers, directors and their affiliates hold directly or through indirect beneficial ownership, in the aggregate, approximately 61% of RPC’s outstanding shares of common stock as of February 13, 2026. As a result, these stockholders effectively control the operations of RPC, including the election of directors and approval of significant corporate transactions such as acquisitions and other matters requiring stockholder approval. This concentration of ownership could also have the effect of delaying or preventing a third party from acquiring control over the Company at a premium.

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

Risks Related to Artificial Intelligence

Increased usage of Artificial Intelligence (AI) and machine learning technologies could expose us to operational, safety, cybersecurity, legal and reputational risks and could adversely affect our ability to compete, our operating results and our cash flows.

In an asset- and labor-intensive oilfield services business with geographically dispersed field operations, AI is often used (or is embedded in third-party software platforms we use) to support dispatch and logistics, equipment maintenance planning, inventory and procurement, demand forecasting, pricing and other commercial decision-making, safety and compliance monitoring, cybersecurity threat detection, and administrative functions. Competitors may deploy AI-enabled tools more quickly or effectively than we do, improving their cost structure, responsiveness and utilization and increasing competitive pressure. Conversely, if we do not successfully deploy and govern AI, we may not achieve anticipated improvements in operating efficiency or customer service. Any of these factors could adversely affect our ability to maintain utilization and pricing, could increase costs, and could contribute to greater volatility in our margins and cash flows, particularly during periods of lower customer activity levels. The use of AI technologies is evolving rapidly, and the risks associated with these technologies are difficult to predict and may increase over time.

AI may also increase cybersecurity and confidentiality risks. We have enhanced our security measures, applied a risk-based approach, and collaborated with reliable partners to safeguard data and establish clear ownership rights; however, there is no guarantee that our security measures will protect us against all material risks. We monitor the evolving AI legal landscape, adapting to new regulations to ensure compliance, support innovation, and manage risks. The use of generative AI tools may increase the risk that confidential or proprietary information is inadvertently disclosed or incorporated into third-party systems. If such information is exposed, misused, or becomes subject to unclear ownership or license terms, we could incur remediation costs, contractual liabilities, regulatory penalties and reputational harm. Future AI-related regulations could also affect us even if our internal use remains limited. Governments may enact rules governing automated decision-making, data usage, safety testing, workforce impacts, or transparency requirements applicable to manufacturers or their supply chains. Compliance with such regulations could require changes to the software, systems, or data processes we use, and non-compliance—whether by us or a third-party vendor—could expose us to penalties or reputational harm.

We are implementing a new Enterprise Resource Planning system (ERP), and challenges with the implementation of the system may impact our business and operations.

We are in the process of a multi-year implementation of a new ERP system. The implementation requires the integration of the new ERP system with multiple new and existing information systems and business processes and is being designed to accurately maintain our books and records and provide information to our management teams for the operation of the business. The implementation of our new ERP system requires new procedures and certain modifications to our disclosure controls and procedures and internal control over financial reporting, and it will take time for such procedures and controls to become mature in their operation. If we are unable to adequately implement and maintain procedures and controls relating to our new ERP system, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact our assessment of the effectiveness of our internal controls over financial reporting.

General Risks.

Our common stock price has been volatile.

Historically, the market price of common stock of companies engaged in the oil and gas services industry has been highly volatile. Likewise, the market price of our common stock has varied significantly in the past.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

RPC approaches cybersecurity as an enterprise-wide risk and has created an accountability framework that includes oversight of cybersecurity risks. We have implemented policies and processes designed to detect, prevent, and respond to cybersecurity incidents. To help guide its overall program, RPC has adopted the Center for Internet Security (CIS) framework, which provides prioritized guidance to help defend systems and networks against the most prevalent cyber-attacks as well as support a Zero Trust architecture.

RPC has created a cross-departmental team to screen Company vendors (also known as partners and managed service providers) for vulnerabilities on their own systems and compliance with RPC’s policies and procedures, to mitigate risks potentially caused by third party breaches.

As part of its Standard Operating Procedures, RPC has adopted Incident Response Policy (IRP), Data Classification and Handling Policy, and other policies regarding key areas of information security. These policies are reviewed periodically and updated as needed to address emerging risks or gaps in compliance. The IRP also includes guidance on internal and external escalation in the event of an incident or breach. RPC has not experienced a material cybersecurity incident to date. If a material cybersecurity breach occurs, the incident will be reviewed by the cybersecurity team to determine whether further escalation is appropriate. Any incident assessed as potentially being or becoming material will immediately be escalated for further assessment and reported to designated members of our executive leadership team and, if deemed necessary, the Board of Directors. The IRP provides for consultation with outside legal counsel and our independent registered public accounting firm as appropriate, including on materiality analysis and disclosure matters, to make the final materiality determination regarding disclosure and other compliance decisions.

The Company maintains a cyber liability insurance policy that is designed to cover certain expenses, business losses, business interruption, and fines and penalties associated with a data breach or other similar incident. Cyber liability insurance also provides coverage in the event of a ransomware attack including assistance in the timely remediation of material cyberattacks and incidents.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity-related risks, see Item 1A Risk Factors – Risks Related to Digital Operations, Cybersecurity and Business Disruption of this Annual Report on Form 10-K.

Governance

Role of the Board

On an annual basis, the Board reviews and approves the overall enterprise risk management approach and processes implemented by management to identify, assess, manage, and mitigate risk. The Board has delegated its responsibility for oversight of the Company’s cybersecurity and information security framework and risk management to the Audit Committee. The Audit Committee receives information and updates at least quarterly and actively engages with senior leaders with respect to the effectiveness of the Company’s cybersecurity and information security framework, data privacy, and risk management. In addition, the Audit Committee receives reports summarizing threat detection and mitigation plans, audits of internal controls, training and certification, and other cyber-related priorities and initiatives, as well as timely updates from senior leaders on material incidents relating to information systems security, including cybersecurity incidents. The Audit Committee includes members with experience in risk management, including risks related to cybersecurity.

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

Item 2. Properties

RPC owns or leases approximately 80 offices and operating facilities. The Company leases approximately 21,200 square feet of office space in Atlanta, Georgia that serves as its headquarters, a portion of which is allocated and charged to Marine Products Corporation. For additional information see note to the consolidated financial statements titled “Related Party Transactions.” The lease agreement for the headquarters is effective through May 2031. RPC believes its current operating facilities are suitable and adequate to meet current and reasonably anticipated future needs. Descriptions of the major facilities used in our operations are as follows:

Owned Locations
Broussard, Louisiana — Operations, sales and equipment storage yard
Elk City, Oklahoma — Operations, sales and equipment storage yard
Houma, Louisiana — Administrative office
Odessa, Texas — Operations, sales and administrative offices
Channelview, Texas — Pipe storage yard and inspection services
Newcastle, Oklahoma — Operations, sales and administrative offices
El Reno, Oklahoma — Operations, sales and administrative offices
Pleasanton, Texas — Operations, sales and administrative offices

Leased Locations
Midland, Texas — Operations, sales and administrative offices
Seminole, Oklahoma — Pumping services facility
The Woodlands, Texas — Operations, sales and administrative office
Hobbs, New Mexico— Operations, sales and administrative office
Atlanta, Georgia — Headquarters

Item 3. Legal Proceedings

RPC is a party to various routine legal proceedings primarily involving commercial claims, employee liability and workers’ compensation claims and claims for personal injury. RPC insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will, in every case, fully indemnify RPC against liabilities arising out of pending and future legal proceedings related to its business activities. RPC is also subject to sales and use tax audits in various jurisdictions. While the outcome of these existing lawsuits, legal proceedings, claims and audits cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on RPC’s business or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

RPC’s common stock is listed for trading on the New York Stock Exchange under the symbol RES. As of February 13, 2026, there were 221,639,270 shares of common stock outstanding and 771 holders of record of the Company’s common stock per our transfer agent. The number of holders of record of the Company’s common stock does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.

Dividends

On January 27, 2026, the Board of Directors declared a $0.04 per share cash dividend payable March 10, 2026, to stockholders of record at the close of business on February 10, 2026. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

Issuer Purchases of Equity Securities

Shares repurchased by the Company and affiliated purchasers in the fourth quarter of 2025 are outlined below.

			Total Number	Maximum
			of Shares (or	Number (or
			Units)	Approximate
			Purchased as	Dollar Value) of
			Part of	Shares (or Units)
	Total Number of	Average Price	Publicly	that May Yet Be
	Shares	Paid Per	Announced	Purchased Under
	(or Units)	Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs (1)	Programs (1)

October 1, 2025, to October 31, 2025	—	$—	—	12,768,870
November 1, 2025, to November 30, 2025	—	—	—	12,768,870
December 1, 2025, to December 31, 2025	—	—	—	12,768,870
Totals	—	$—	—	12,768,870

(1) The Company has a stock buyback program initially adopted in 1998 (and subsequently amended in 2013, 2021 and 2024) that authorized the repurchase of up to 49,578,125 shares in the aggregate. There were no shares purchased on the open market, or otherwise, during the fourth quarter of 2025 and 12,768,870 shares remained available to be repurchased under the current authorization as of December 31, 2025. Currently the program does not have a predetermined expiration date.

Performance Graph

The following graph shows a five-year comparison of the cumulative total stockholder return based on the performance of the stock of the Company, assuming dividend reinvestment, as compared with both a broad equity market index, an industry index and a peer group index. The indices included in the following graph are the Russell 2000 Index (Russell 2000), the Philadelphia Oil Service Index (OSX), and a peer group which includes companies that are considered peers of the Company (the Peer Group). The Company has voluntarily chosen to provide both an industry and a peer group index.

The Company was a component of the Russell 2000 during 2025. The Russell 2000 is a stock index measuring the performance of the small-cap segment of the US equity universe. The components of the index had a weighted average market capitalization in 2025 of $4.6 billion, and a median market capitalization of $987 million. The Russell 2000 was chosen because it represents companies with comparable market capitalizations to the Company, and because the Company is a component of the index. The OSX is a stock index of 15 companies that provide oil drilling and production services, oilfield equipment, support services and geophysical/reservoir services. The Company is not a component of the OSX, but this index was chosen because it represents a large group of companies that provide the same or similar equipment and services as the Company. The companies included in the Peer Group are Halliburton Company, Oil States International, Inc., Patterson-UTI Energy, Inc., Liberty Energy, Inc. and ProPetro Holding Corp. The companies included in the Peer Group have been weighted according to each respective issuer's stock market capitalization at the beginning of each year.

	December 31,
Company/Index	2020	2021	2022	2023	2024	2025

RPC, Inc. Common Stock	100	144	284	237	198	187
Russell 2000 Index	100	115	91	107	119	134
Philadelphia Oil Service Index (OSX)	100	121	195	199	176	182
Peer Group	100	121	210	194	156	160

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Presentation

The following discussion should be read in conjunction with Selected Financial Data and the consolidated financial statements included elsewhere in this document. See also Forward-Looking Statements on page 3. Discussions of year-to-year comparisons of 2024 and 2023 items that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 on our Annual report on Form 10-K for the year ended December 31, 2024, which Item is incorporated herein by reference.

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

Several key trends discussed above in Item 1., Business, were key drivers of the Company’s results in 2025:

●	Generally lower industry activity, including a 6.3% decline in the rig count.
●	Lower oil prices, which limits the profit incentive for our customers to use our (and our competitors) oilfield services, including pressure pumping and other ancillary product and service offerings.
●	Continued efficiencies of oilfield equipment allowing the industry to extract the same or more hydrocarbons with the same or fewer assets. This has resulted in an oversupply of OFS capacity in the market and led to increased price competition.
●	Trend toward client preference for lower emissions equipment, typically dual fuel or electric assets; the Company has multiple Tier 4 dual fuel frac fleets which have maintained stronger utilization than legacy Tier 2 assets. The Company does not currently offer electric frac fleets.
●	E&P consolidation (See section titled Industry Overview and Key Themes in Item 1., Business, for more detail) has resulted in the loss of some customers.
●	The Pintail acquisition described in more detail below.

These and other key trends we expect to impact our future results, including expected ongoing consolidation of OFS as well as E&P companies, expected reduction in volatility of rig counts due to increase in capital discipline in E&P, ongoing geopolitical uncertainties, expectations for increased energy consumption due to the rise of AI, general oversupply of OFS capacity, particularly in pressure pumping, creating a high level of price competition, trend for larger E&Ps to seek out OFS partners who can provide larger scale and newer technology options, a favorable long-term outlook for natural gas demand, potential increases to cost of materials due to tariffs, and our strategy to diversify our service lines are discussed in more detail above under “Item 1, Business Technical Services Segment”; “Industry Overview & Key Themes”; “ Competition”; and “Strategy” above, which are incorporated by reference in this Management’s Discussion and Analysis.

Revenues during 2025 totaled $1.6 billion, an increase of 15.0% compared to 2024. The increase in revenues was primarily due to revenues from recently acquired Pintail of $295.8 million, partially offset by lower pressure pumping activity levels compared to the prior year.

Operating income for 2025 was $44.7 million, a 54.1% decrease compared to the prior year.

Net income for 2025 was $32.1 million, or $0.15 earnings per share compared to net income of $91.4 million, or $0.43 earnings per share in 2024.

Cash flows from operating activities decreased to $201.3 million in 2025 compared to $349.4 million in 2024. During 2025, capital expenditures totaled $148.4 million primarily for capitalized maintenance and upgrades of our existing equipment, coupled with ERP and other IT system upgrades.

As of December 31, 2025, there were no outstanding borrowings under our credit facility.

Pintail Acquisition

As described in more detail in the notes to financial statements, on April 1, 2025, we completed our acquisition of Pintail Alternative Energy, L.L.C. ("Pintail”). Under the acquisition agreement, the consideration for the transaction consisted of: (i) $170 million in cash ("the Closing Cash”), subject to certain adjustments (ii) $25 million of RPC common stock (pursuant to which 4,545,454 shares were issued) (the “Stock Consideration”), and (iii) $50 million in the form of a secured note payable to Houston LP (the "Seller Note”). For further information, see “Acquisition related employment costs” and “Cash Requirements” below.

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

See “Non-GAAP Financial Measures” below for a reconciliation of EBITDA and Adjusted EBITDA to net income, and Adjusted EBITDA margin to net income margin, the most directly comparable financial measure calculated and presented in accordance with GAAP and a reconciliation of Free Cash Flow to Operating Cash Flow, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations

	2025	2024	2023
(in thousands, except for percentages)
Revenues by business segment:
Technical	$1,536,048	$1,326,005	$1,516,137
Support	90,518	88,994	101,337
Total revenue	$1,626,566	$1,414,999	$1,617,474

Cost of revenues (exclusive of depreciation and amortization shown separately below)	$1,232,882	$1,036,648	$1,089,519
Selling, general and administrative expenses	175,639	156,437	165,940
Acquisition related employment costs	20,312	—	—
Pension settlement charges	—	—	18,286
Depreciation and amortization	161,193	132,575	108,123
Gain on disposition of assets	(8,192)	(8,199)	(9,344)
Other income, net	(6,431)	(2,854)	(3,035)
Interest expense	3,029	724	341
Interest income	(8,415)	(13,134)	(8,599)
Income tax provision	24,469	21,358	61,130
Net income	$32,080	$91,444	$195,113

Net income margin	2.0%	6.5%	12.1%
Net cash provided by operating activities	$201,331	$349,386	$394,763

Non-GAAP Financial Measures
Adjusted EBITDA	$232,668	$232,967	$374,394
Adjusted EBITDA margin	14.3%	16.5%	23.1%
Free cash flow	$52,924	$129,456	$213,758

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

Revenues. Revenues of $1.6 billion for 2025 increased 15.0% compared to 2024, with both Technical Services segment and Support Services segment revenues increasing. The increase in revenues was primarily due to revenues from recently acquired Pintail of $295.8 million, partially offset by lower pressure pumping activity levels compared to the prior year. The pressure pumping market remains highly competitive. Management believes the industry continues to be over-supplied and efficiency gains are consistently adding pump hour capacity to the industry. These challenges, as well as a declining rig count, have impacted activity, asset utilization, and pricing.

Technical Services segment revenues of $1.5 billion for 2025 increased 15.8% compared to the prior year. The increase in Technical Services revenue was due primarily to results from recently acquired Pintail, partially offset by a decrease in pressure pumping revenues. Technical Services reported operating income of $68.0 million during 2025 compared to operating income of $89.1 million in 2024. The decrease in Technical Services operating income was primarily due to lower pricing coupled with decreased activity in pressure pumping and several other service lines. Support Services segment revenues for 2025 increased by 1.7% compared to 2024, primarily due to higher activity levels within rental tools. Support Services reported operating income of $13.6 million for 2025 compared to operating income of $15.8 million for 2024. Support Services operating income for 2025 decreased by $2.2 million compared to 2024, due to lower pricing within rental tools.

Cost of revenues. Cost of revenues increased 18.9% to $1.2 billion for 2025 compared to the prior year. Cost of revenues increased primarily due to costs from recently acquired Pintail. Excluding results from Pintail, cost of revenues decreased in line with revenues primarily due to a decrease in expenses consistent with lower activity levels, such as materials and supplies, fleet and transportation and maintenance and repairs expenses. In accordance with Staff Accounting Bulletin (SAB) Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $141.2 million for 2025 compared to $120.6 million in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $175.6 million in 2025 compared to $156.4 million in the prior year. The increase was primarily due to an increase in employment related costs coupled with acquisition related costs and expenses from recently acquired Pintail.

Acquisition related employment costs. Acquisition related employment costs of $20.3 million represent certain accounting adjustments related to portions of the Pintail acquisition consideration that are contingent upon continued employment. This includes amortized portions of the Stock Consideration and the Redistribution Payments which are non-cash in nature, as well as the acquisition-related employment obligation asset representing 50% of the Seller Note. See note to the consolidated financial statements titled “Acquisition” for additional information related to these costs.

Depreciation and amortization. Depreciation and amortization increased 21.6% to $161.2 million in 2025, compared to $132.6 million in 2024. Depreciation and amortization increased due to additional fixed assets and intangibles related to the Pintail acquisition, coupled with capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $8.2 million in 2025, consistent with the gain on disposition of assets, net of $8.2 million in 2024. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $6.4 million in 2025 compared to other income, net of $2.9 million in the prior year. Other income recorded during 2025 included a property insurance recovery of approximately $2.5 million.

Interest expense and interest income. Interest expense was $3.0 million in 2025 compared to $724 thousand in the prior year. Interest expense increased primarily due to interest on the Seller Note issued in conjunction with the Pintail acquisition. See “Cash Requirements” below and Note to the consolidated financial statements titled Acquisition for more information regarding the Seller Note. Interest expense includes interest on the Seller Note, facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income decreased to $8.4 million compared to $13.1 million in the prior year primarily due to a lower average cash balance, primarily due to the acquisition of Pintail on April 1, 2025 and a decrease in net cash provided by operating activities.

Income tax provision. Income tax provision was $24.5 million during 2025, compared to $21.4 million tax provision in the prior year. The effective provision rate was 43.3% for 2025, compared to an 18.9% effective provision rate for the prior year. The increase in the effective tax rate in 2025 compared to the prior year is due to the significant impact of detrimental permanent and discrete adjustments on a lower pretax income.

Net income, net income margin and diluted earnings per share. Net income was $32.1 million in 2025, or $0.15 diluted earnings per share, compared to net income of $91.4 million in 2024, or $0.43 diluted earnings per share. Net income margin was 2.0% for 2025, compared to 6.5% in 2024.

Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA was $232.7 million, and Adjusted EBITDA margin was 14.3% in 2025 compared to $233.0 million and 16.5% in 2024.

Cash provided by operating activities and Free cash flow. Cash provided by operating activities decreased to $201.3 million in 2025, from $349.4 million in 2024 primarily due to a decrease in net income, coupled with unfavorable changes in working capital. Free cash flow decreased to $52.9 million in 2025, from $129.5 million in 2024 primarily due to a decrease in cash provided by operating activities, partially offset by lower capital expenditures.

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

Set forth below are reconciliations of these non-GAAP measures with their most directly comparable GAAP measures.

(In thousands) (Unaudited)	2025	2024	2023
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$32,080	$91,444	$195,113
Adjustments:
Add: Income tax provision	24,469	21,358	61,130
Add: Interest expense	3,029	724	341
Add: Depreciation and amortization	161,193	132,575	108,123
Less: Interest income	8,415	13,134	8,599
EBITDA	212,356	232,967	356,108

Add: Acquisition related employment costs	20,312	—	—
Add: Pension settlement charges	—	—	18,286
Adjusted EBITDA	$232,668	$232,967	$374,394

Revenues	$1,626,566	$1,414,999	$1,617,474

Net income margin(1)	2.0%	6.5%	12.1%

Adjusted EBITDA margin(1)	14.3%	16.5%	23.1%

(1) Net income margin is calculated as net income divided by revenues. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by revenues.

(Unaudited)	Twelve months ended December 31,
(In thousands)	2025	2024
Reconciliation of Operating Cash Flow to Free Cash Flow
Net cash provided by operating activities	$201,331	$349,386
Capital expenditures	(148,407)	(219,930)
Free cash flow	$52,924	$129,456

Liquidity and Capital Resources

Cash and Cash Flows

The Company’s cash and cash equivalents were $210.0 million as of December 31, 2025, $326.0 million as of December 31, 2024, and $223.3 million as of December 31, 2023.

	Years ended December 31,
	2025	2024
(In thousands)
Net cash provided by operating activities	$201,331	$349,386
Net cash used for investing activities	(273,697)	(201,551)
Net cash used for financing activities	$(43,635)	$(45,170)

Cash provided by operating activities for the year ended December 31, 2025, decreased by $148.1 million compared to the year ended December 31, 2024, primarily due to a decrease in net income, coupled with unfavorable changes in working capital. Change in working capital was a use of cash of $37.4 million during 2025, compared to a $116.7 million source of cash in the same period last year. The most significant working capital related cash flow during 2025 was a cash use of $32.1 million due to a decrease in unearned revenue due to the satisfaction of performance obligations that were associated with a customer cash prepayment we received in the fourth quarter of 2024. The changes in accounts receivable, accounts payable and the other components were mainly due to the timing of payments and receipts. Working capital in the prior year was impacted favorably by the receipt of a $52.8 million federal income tax refund.

Cash used for investing activities for 2025 increased by $72.1 million compared to 2024, primarily due to cash used to fund the acquisition of Pintail, partially offset by a decrease in capital expenditures. Capital expenditures were $148.4 million for the year ended December 31, 2025, compared to $219.9 million for the year ended December 31, 2024. In the prior year, the Company had expenditures for components of a new Tier 4 dual fuel pressure pumping fleet.

Cash used for financing activities for 2025 decreased by $1.6 million primarily due to a decrease in repurchases of the Company’s common shares in the open market, partially offset by the repayment of debt assumed at acquisition of Pintail. The Company paid $35.1 million in dividends and repurchased $2.9 million of common stock in 2025 compared to $34.4 million in dividends paid and $9.9 million of common stock repurchased in 2024.

Financial Condition and Liquidity

The Company’s financial condition remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization is sufficient to meet our requirements for at least the next twelve months. Our material cash requirements, including commitments for capital expenditures, as of the end of the latest fiscal period, are set forth below under “Cash Requirements.” The Company’s decisions about the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not expect to utilize our revolving credit facility to meet these liquidity requirements in the near term.

The Company currently has a $100.0 million revolving credit facility that matures in June 2027. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The revolving credit facility includes a full and unconditional guarantee by the Company's 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors. The Credit Agreement’s maturity date is June 22, 2027, and the interest rate is based on Term Secured Overnight Financing Rate (Term SOFR). In addition, the terms of the agreement have a 1.00% per annum floor for Base Rate borrowings and permits the issuance of letters of credit in currencies other than U.S. dollars. As of December 31, 2025, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $18.2 million; therefore, a total of $81.8 million of the facility was available. The Company is currently in compliance with the credit facility financial covenants. For additional information with respect to RPC’s facility, see note to the consolidated financial statements titled Notes Payable.

The Company has a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC) that expires on May 5, 2028, which permits it to offer common stock, preferred stock, warrants, rights, depositary shares, purchase contracts and units containing two or more of the foregoing, in one or more offerings in an aggregate amount of up to $300 million. The Form S-3 is intended to provide us the flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs.

During 2025, RPC implemented the provisions of Public Law 119-21, commonly referred to as the One Big, Beautiful Bill Act ("OBBBA”), which resulted in a lower tax obligation due to the 100% bonus depreciation on capital expenditures placed in service after January 19, 2025 and immediate expensing of all domestic research and development costs, that were previously amortized over five years. Implementation of the OBBBA provisions did not have an impact on our effective rate or the Income tax provision in our Consolidated Statements of Operations for the year ended December 31, 2025.

Material Cash Requirements

The Company currently expects capital expenditures to be between $150 million and $180 million in 2026. We expect 2026 capital expenditures to be directed towards capitalized maintenance of our existing equipment and selected growth opportunities as well as the upgrade to our ERP and supply chain systems.

During 2025, the Company continued its multi-year systems transformation program to upgrade its ERP and supply chain systems and began capitalizing some costs associated with ERP implementation. We plan to continue the ERP implementation through a phased approach.

As noted above, the Company issued the Seller Note in connection with the Pintail Acquisition. The Seller Note matures on April 1, 2028, and provides for annual principal payments on the anniversary dates of the acquisition. The first principal payment of $20 million is due on April 1, 2026. Interest on the Seller Note accrues at a variable rate equal to the SOFR for the applicable interest period, plus 2.0% per annum, or where applicable, at a specified default rate. For the full year ended December 31, 2025, interest payments paid on the Seller Note totaled approximately $2.4 million. The Seller Note provides for principal reduction or cancellation upon certain events related to the employment of one of the sellers.

As noted above, as of December 31, 2025, letters of credit outstanding relating to self-insurance programs and contract bids totaled $18.2 million.

The Company has total operating and finance lease commitments of approximately $27.4 million, of which approximately $10.3 million matures during 2026. See the note to consolidated financial statements titled “Leases” for more information.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are probable and reasonably estimable. These audits involve issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market, including an additional 8,000,000 shares authorized for repurchase by the Board of Directors in 2023. There were no shares repurchased on the open market during 2025, and 12,768,870 shares remained available to be repurchased under the current authorization as of December 31, 2025. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies. The stock buyback program does not have a predetermined expiration date. For additional information with respect to RPC’s stock buyback program, see note to the consolidated financial statements titled Cash Paid for Common Stock Purchased and Retired.

On January 27, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable March 10, 2026, to common stockholders of record at the close of business on February 10, 2026. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

Management expects to fund the foregoing obligations primarily from operating cash flows and existing cash, with the revolving credit facility providing added flexibility if needed.

Inflation

The Company purchases its equipment and materials from suppliers who provide competitive prices and employ skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide services to the Company’s customers. In recent years, the price of labor and raw materials increased while labor shortages caused by the departure of skilled labor from the domestic oilfield industry in prior years. The cost increases have moderated but remain high by historical standards. Additionally, tariffs can impact the absolute costs of materials, as well as cause shifts in production to more domestic production adding inflationary pressures to domestic suppliers. Though the ultimate impact is uncertain, the Company does not currently expect tariffs on goods imported into the U.S. to result in materially higher costs of equipment.

Outlook

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity and can be impacted by economic and policy developments as well as geopolitical disruptions. RPC believes that oil prices currently remain at levels sufficient to continue drilling and completion activities, however the recent fluctuations of oil prices and potential further volatility could result in the Company’s customers opting to delay completion activity. Long-term, projected higher demand for oil and natural gas should drive increased activity in most of the basins in which RPC operates.

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

For additional discussion about trends that we expect to impact our results in the future, see “Overview” and “Item 1, Business,” above.

Contractual Obligations

The Company’s obligations and commitments that require future payments include certain non-cancelable leases, purchase obligations, amounts related to the usage of corporate aircraft, ongoing ERP implementation, letters of credit, the Seller Note and other long-term liabilities. We expect to fund these obligations primarily through cash generated from our operations. See note titled “Leases” in the Notes to consolidated financial statements for additional details.

Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements.

Related Party Transactions

See note titled “Related Party Transactions” in the Notes to consolidated financial statements for a description of related party transactions.

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

Credit loss allowance for accounts receivable — Substantially all of the Company’s receivables are due from oil and gas E&Ps in the United States, selected international locations and foreign, nationally owned oil companies. Our credit loss allowance is determined using a combination of factors to estimate the risk of uncollectibility so that our receivables are appropriately stated. Our established credit evaluation procedures seek to minimize the amount of business we conduct with higher risk customers. Our customers’ ability to pay is directly related to their ability to generate cash flow on their projects and is significantly affected by the volatility in the price of oil and natural gas. Credit loss allowance for accounts receivable is recorded in selling, general and administrative expenses. Accounts are written off against the allowance when the Company determines that amounts are uncollectible, and recoveries of amounts previously written off are recorded when collected. Significant recoveries will generally reduce the required provision in the period of recovery, thereby causing credit loss allowance to fluctuate significantly from period to period. Recoveries were insignificant in 2025, 2024 and 2023. We record specific provisions when we become aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to a customer change, our estimate of the realizability of the receivable would be further adjusted, either upward or downward.

The estimated credit loss allowance is based on our evaluation of the overall trends in the oil and gas industry, financial condition of our customers, our historical write-off experience, current economic conditions, and in the case of international customers, our judgments about the economic and political environment of the related country and region. In addition to reserves established for specific customers, we establish general reserves by using different percentages depending on the age of the receivables which we adjust periodically based on management’s judgment and the economic strength of our customers. The net credit loss allowance as a percentage of revenues ranged from 0.4% to 0.8% over the last three years. Increasing or decreasing the estimated general reserve percentage by 0.50 percentage points as of December 31, 2025, would have resulted in a change of approximately $1.3 million in the recorded provision for current expected credit losses.

Insurance expenses — RPC self-insures certain risks related to general liability, workers’ compensation, vehicle, property, and employee health insurance costs, up to policy-specified deductible limits. For employee health insurance, RPC maintains stop-loss coverage to limit its financial exposure on high-cost claims. The estimated cost of claims under these self-insurance programs is accrued as incurred, though actual settlement may occur in future periods. These estimates may be adjusted over time based on claim developments. Any portion of outstanding claims expected to be paid beyond one year is classified as long-term accrued insurance expenses. These claims are monitored, and the cost estimates are revised as developments occur relating to such claims. The Company has retained an independent third-party actuary to assist in the calculation of a range of exposure for these claims using various actuarial methods including paid and incurred loss development, paid and incurred Bornhuetter-Ferguson, case outstanding loss development and expected loss. As of December 31, 2025, the Company estimates the range of exposure to be from $19.1 million to $26.7 million. The Company has recorded liabilities as of December 31, 2025, of $22.8 million, which represents management’s best estimate of probable loss.

Long-lived assets including goodwill — RPC carries a variety of long-lived assets on its balance sheet including property, plant and equipment and goodwill. Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The Company conducts impairment tests on goodwill annually during the fourth quarter, or more frequently if events or changes in circumstances indicate an impairment may exist. The Company completes either a qualitative or quantitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Assessment of goodwill impairment is conducted at the level of each reporting unit. Technical Services and Support Services, comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. The fair value of each reporting unit is estimated using an income approach and a market approach. The income approach uses discounted cash flow analysis based on management’s short-term and long-term forecast of operating performance. This analysis includes significant assumptions regarding discount rates, revenue growth rates, expected profitability margins, forecasted capital expenditures and the timing of expected future cash flows based on market conditions. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is measured and recorded.

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

As part of the acquisition of Pintail, the Company recognized customer relationships as an identifiable intangible asset. The fair value of customer relationships was estimated using the multi-period excess earnings method. The valuation of customer relationships involves certain key assumptions including estimated customer attrition rate and required returns on contributory assets. These assumptions involve significant judgment about customer retention patterns and the risk profile of the acquired business. Changes in these assumptions could materially affect the fair value assigned to the customer relationships and the related amortization expense in future periods. See Note titled “Acquisition” in the Notes to Consolidated Financial Statements.

Impact of Recent Accounting Pronouncements

See note titled “Significant Accounting Policies” in the Notes to the consolidated financial statements, which is incorporated herein by reference for a description of recent accounting standards, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk exposure through borrowings on its revolving credit facility and the Pintail Seller Note. As of December 31, 2025, there were no outstanding interest-bearing advances on our credit facility which bore interest at a floating rate.

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

Management has excluded Pintail Alternative Energy, L.L.C ("Pintail”), which the Company acquired in April 2025, from its assessment of internal control over financial reporting as of December 31, 2025. Pintail’s total assets and revenues excluded from management’s assessment represented 17% and 18%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management’s assessment is that RPC, Inc. maintained effective internal control over financial reporting as of December 31, 2025.

The independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2025, and has also issued their report on the effectiveness of the Company’s internal control over financial reporting, included in this report on page 36.

/s/ Ben M. Palmer	/s/ Michael L. Schmit
Ben M. Palmer President and Chief Executive Officer	Michael L. Schmit Vice President, Chief Financial Officer and Corporate Secretary

Atlanta, Georgia
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Pintail Alternative Energy, LLC, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 17 and 18 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. As indicated in Management’s Report, Pintail Alternative Energy, LLC was acquired during 2025. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Pintail Alternative Energy, LLC.

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
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RPC, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of RPC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2026 expressed an unqualified opinion.

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

Critical audit matter

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

Valuation of customer relationships related to the acquisition of Pintail Alternative Energy, LLC

As described further in Note 2 to the financial statements, the Company acquired Pintail Alternative Energy, LLC on April 1, 2025 for $181.4 million. As part of the acquisition, the Company acquired identifiable intangible assets, including customer relationships valued at $83.7 million. We identified certain assumptions used in the valuation of customer relationships, specifically the customer attrition rate and discount rate, acquired in the acquisition of Pintail Alternative Energy, LLC as a critical audit matter.

The principal consideration for our determination that the valuation of customer relationships is a critical audit matter is the high degree of auditor judgment necessary in evaluating the customer attrition rate and discount rate, which is used by management in the valuation models used to determine fair value.

Our audit procedures related to the Company’s valuation of customer relationships related to the acquisition of Pintail Alternative Energy, LLC included the following, among others:

●	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s relevant controls to value acquired intangible assets, including the Company’s controls over the selection and review of the appropriateness of the customer attrition rate and discount rate used in determining the fair value of customer relationships.
●	We tested the completeness and accuracy of the customer data used within the attrition rate determination by agreeing to historical information and underlying accounting records.
●	We compared the attrition rate assumptions to actual customer attrition results as part of a retrospective analysis to evaluate the reasonableness of the Company’s attrition rate.
●	We utilized an internal valuation specialist to evaluate:
o	The reasonableness of the selected customer attrition rate by comparing the estimated customer attrition rate used to value the customer relationship intangible asset to historical customer retention data of the acquired entity and that of comparable companies within the industry using publicly available market data, and
o	The reasonableness of the selected discount rate by comparing the discount rate used to value the customer relationship intangible asset to independently developed discount rates derived from publicly available data for comparable companies.
●	We evaluated the reasonableness of the attrition rate and discount rate used by management by analyzing the sensitivity of changes in the attrition rate and discount rate and the resulting impact to the estimated fair values.

/s/	GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia
February 27, 2026

CONSOLIDATED BALANCE SHEET

RPC, INC. AND SUBSIDIARIES

(in thousands except share information)

	December 31,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$209,974	$325,975
Accounts receivable, net	327,668	276,577
Inventories	119,004	107,628
Income taxes receivable	6,302	4,332
Prepaid expenses	18,307	16,136
Other current assets	23,215	2,194
Total current assets	704,470	732,842
Property, plant and equipment, net	531,556	513,516
Operating lease right-of-use assets	24,094	27,465
Finance lease right-of-use assets	1,934	4,400
Goodwill	83,422	50,824
Other intangibles, net	97,499	13,843
Retirement plan assets	—	30,666
Other assets	25,410	12,933
Total assets	$1,468,385	$1,386,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$119,757	$84,494
Accrued payroll and related expenses	38,636	25,243
Accrued insurance expenses	7,194	7,942
Accrued state, local and other taxes	3,543	3,234
Income taxes payable	787	446
Unearned revenue	13,233	45,376
Current portion of operating lease liabilities	7,606	7,108
Current portion of finance lease liabilities and finance obligations	977	3,522
Current portion of notes payable	20,000	—
Accrued expenses and other liabilities	5,419	4,548
Total current liabilities	217,152	181,913
Accrued insurance expenses	15,570	12,175
Retirement plan liabilities	—	24,539
Notes payable	30,000	—
Operating lease liabilities	17,762	21,724
Finance lease liabilities	1,041	559
Other long-term liabilities	10,814	9,099
Deferred income taxes	76,875	58,189
Total liabilities	369,214	308,198
Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 220,571,673 and 214,942,136 shares issued and outstanding in 2025 and 2024, respectively	22,057	21,494
Capital in excess of par value	—	—
Retained earnings	1,079,664	1,059,625
Accumulated other comprehensive loss	(2,550)	(2,828)
Total stockholders’ equity	1,099,171	1,078,291
Total liabilities and stockholders’ equity	$1,468,385	$1,386,489

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RPC, INC. AND SUBSIDIARIES

(in thousands except per share data)

Years ended December 31,	2025	2024	2023
Revenues	$1,626,566	$1,414,999	$1,617,474
COSTS AND EXPENSES:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	1,232,882	1,036,648	1,089,519
Selling, general and administrative expenses	175,639	156,437	165,940
Acquisition related employment costs	20,312	—	—
Pension settlement charges	—	—	18,286
Depreciation and amortization	161,193	132,575	108,123
Gain on disposition of assets, net	(8,192)	(8,199)	(9,344)
Operating income	44,732	97,538	244,950
Interest expense	(3,029)	(724)	(341)
Interest income	8,415	13,134	8,599
Other income, net	6,431	2,854	3,035
Income before income taxes	56,549	112,802	256,243
Income tax provision	24,469	21,358	61,130
Net income	$32,080	$91,444	$195,113

Earnings per share
Basic	$0.15	$0.43	$0.90
Diluted	$0.15	$0.43	$0.90

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

RPC, INC. AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2025	2024	2023
Net income	$32,080	$91,444	$195,113
Other comprehensive income (loss):
Pension settlement and adjustment, net of taxes	—	—	17,307
Foreign currency translation	278	(459)	263
Comprehensive income	$32,358	$90,985	$212,683

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

RPC, INC. AND SUBSIDIARIES

(in thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2022	216,609	$21,661	$—	$856,013	$(19,939)	$857,735
Stock issued for stock incentive plans, net	1,143	114	7,767	—	—	7,881
Stock purchased and retired	(2,726)	(273)	(7,767)	(13,184)	—	(21,224)
Net income	—	—	—	195,113	—	195,113
Pension settlement and adjustment, net of taxes	—	—	—	—	17,307	17,307
Foreign currency translation	—	—	—	—	263	263
Dividends ($0.16 per share)	—	—	—	(34,562)	—	(34,562)
Balance, December 31, 2023	215,026	21,502	—	1,003,380	(2,369)	1,022,513
Stock issued for stock incentive plans, net	1,258	126	9,060	—	—	9,186
Stock purchased and retired	(1,342)	(134)	(9,060)	(766)	—	(9,960)
Net income	—	—	—	91,444	—	91,444
Foreign currency translation	—	—	—	—	(459)	(459)
Dividends ($0.16 per share)	—	—	—	(34,433)	—	(34,433)
Balance, December 31, 2024	214,942	21,494	—	1,059,625	(2,828)	1,078,291
Stock issued for stock incentive plans, net	6,054	605	11,845	—	—	12,450
Stock purchased and retired	(424)	(42)	(11,845)	9,019	—	(2,868)
Net income	—	—	—	32,080	—	32,080
Acquisition related employment costs, net of taxes	—	—	—	14,062	—	14,062
Foreign currency translation	—	—	—	—	278	278
Dividends ($0.16 per share)	—	—	—	(35,122)	—	(35,122)
Balance, December 31, 2025	220,572	$22,057	$—	$1,079,664	$(2,550)	$1,099,171

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RPC, INC. AND SUBSIDIARIES

(in thousands)

Years ended December 31,	2025	2024	2023
OPERATING ACTIVITIES
Net income	$32,080	$91,444	$195,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,193	132,575	108,123
Stock-based compensation expense	12,450	9,186	7,881
Gain on disposition of assets, net	(8,192)	(8,199)	(9,344)
Gain due to benefit plan financing arrangement	—	(1,151)	—
Deferred income tax provision	18,686	6,899	8,647
Acquisition related employment costs	20,312	—	—
Pension settlement charges	—	—	18,286
Other non-cash adjustments	556	709	126
(Increase) decrease in assets:
Accounts receivable	15,338	48,032	104,574
Income taxes receivable	(1,970)	47,937	(9,866)
Inventories	(3,642)	2,958	(12,341)
Prepaid expenses	(1,865)	(1,579)	5,233
Other current assets	(1,156)	(1)	311
Retirement plan assets	(2,430)	(2,743)	(2,597)
Other non-current assets	(2,053)	562	1,312
(Decrease) increase in liabilities:
Accounts payable	(21,433)	278	(34,519)
Income taxes payable	341	171	(224)
Unearned revenue	(32,143)	29,633	15,743
Accrued payroll and related expenses	10,351	(5,652)	(2,223)
Pension liabilities	—	—	(5,419)
Accrued insurance expenses	(748)	2,602	2,108
Accrued state, local and other taxes	(477)	(1,227)	165
Other accrued expenses	9	(6,489)	(5,732)
Retirement plan liabilities	(65)	815	618
Long-term accrued insurance expenses	3,395	1,973	3,053
Other long-term liabilities	2,794	653	5,735
Net cash provided by operating activities	201,331	349,386	394,763

INVESTING ACTIVITIES
Capital expenditures	(148,407)	(219,930)	(181,005)
Proceeds from sale of assets	19,508	18,379	18,091
Purchase of business, net of cash and debt assumed	(153,420)	—	(78,798)
Proceeds from benefit plan financing arrangement	33,096	2,380	—
Distribution from benefit plan financing arrangement	(24,474)	(2,380)	—
Net cash used for investing activities	(273,697)	(201,551)	(241,712)

FINANCING ACTIVITIES
Payment of dividends	(35,122)	(34,433)	(34,562)
Repayment of debt assumed at acquisition	(4,502)	—	—
Cash paid for common stock purchased and retired	(2,868)	(9,938)	(21,088)
Cash paid for finance lease	(1,143)	(799)	(515)
Net cash used for financing activities	(43,635)	(45,170)	(56,165)

Net (decrease) increase in cash and cash equivalents	(116,001)	102,665	96,886
Cash and cash equivalents at beginning of period	325,975	223,310	126,424
Cash and cash equivalents at end of period	$209,974	$325,975	$223,310

Supplemental cash flows disclosure:
Interest paid	$2,538	$170	$166
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$7,428	$8,199	$9,036

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

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

Common Stock

RPC is authorized to issue 349,000,000 shares of common stock, $0.10 par value. Holders of common stock are entitled to receive dividends when and if declared by the Board of Directors out of legally available funds. Each share of common stock is entitled to one vote on all matters submitted to a vote of stockholders. Holders of common stock do not have cumulative voting rights. In the event of any liquidation, dissolution or winding up of the Company, holders of common stock are entitled to ratable distribution of the remaining assets available for distribution to stockholders.

Preferred Stock

RPC is authorized to issue up to 1,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2025, there were no shares of preferred stock issued. The Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of preferred stock as a class without series or, if so determined from time to time, in one or more series, and by filing a certificate pursuant to the applicable laws of the state of Delaware and to fix the designations, powers, preferences and rights, exchangeability for shares of any other class or classes of stock. Any preferred stock to be issued could rank prior to the common stock with respect to dividend rights and rights on liquidation.

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

Significant estimates are used in the determination of the credit loss allowance, accrued insurance expenses, assessments of long-lived assets and goodwill for impairment. Accounting for acquisition of businesses requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, pre-acquisition contingencies and any contingent consideration, where applicable.

Revenues

RPC recognizes revenues from contracts with its customers based on the amount of consideration it receives in exchange for the services provided. See note to the consolidated financial statements titled Revenues for additional information.

Concentration of Credit Risk

Substantially all of the Company’s customers are engaged in the oil and gas industry. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company provided oilfield services to several hundred customers during each of the past three years. One of our customers, a private E&P company, accounted for approximately 15% of the Company’s revenues in 2025 and 13% of the Company’s revenues in 2024. The customer that exceeded 10% of the Company’s revenues in 2025 and 2024 was primarily associated with the Company’s Technical Services segment. There were no other customers in 2025 and 2024, and no customers in 2023 exceeding 10% of revenues. There were no customers that accounted for 10% or more of accounts receivable as of December 31, 2025, or December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when acquired are considered cash equivalents. The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. RPC maintains cash equivalents and investments in one or more large financial institutions, and RPC’s policy restricts investment in any securities rated less than investment grade by national rating services.

Accounts Receivable

The majority of the Company’s accounts receivable are due principally from major and independent oil and natural gas E&P’s. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are considered past due after 60 days and are stated at amounts due from customers, net of a credit loss allowance.

Credit Loss Allowance for Accounts Receivable

Accounts receivable is carried at the amounts due from customers, reduced by an allowance for estimated amounts that may not be collectible in the future. The estimated credit loss allowance is based on an evaluation of industry trends, financial condition of customers, historical write-off experience, current economic conditions, and in the case of international customers, judgments about the economic and political environment of the related country and region. Accounts receivable balances are written off when determined to be uncollectible and recoveries of amounts previously written off are recorded when collected.

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

RPC records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company periodically reviews the values assigned to long-lived assets, such as property, plant and equipment, to determine if any impairments should be recognized. There was no impairment recorded during 2025, 2024 or 2023.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. The carrying amount of goodwill by reporting segment was as follows:

(in thousands)	Technical Services	Support Services	Total
Beginning balance at December 31, 2024	$49,666	$1,158	$50,824
Business acquisition (see note titled "Acquisition")	32,598	—	32,598
Ending balance at December 31, 2025	$82,264	$1,158	$83,422

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Goodwill is reviewed annually, or more frequently, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, for impairment. In 2025, the Company performed a quantitative impairment test by estimating the fair value of each of its reporting units by considering both projected discounted future cash flows (an income approach) and comparable public company multiples (a market approach). The discounted cash flow analysis is based on management’s short-term and long-term forecast of operating results for each reporting unit and includes assumptions regarding discount rates, revenue growth rates, expected profitability margins, forecasted capital expenditures, and the timing of expected future cash flows. In 2024, the Company performed a qualitative assessment of its goodwill based on its reporting units’ performance and public market indications of value. Based on these assessments the Company concluded that the fair value of its reporting units exceeded their carrying amounts and therefore no impairment of goodwill occurred during the years ended December 31, 2025, and 2024.

Other intangibles, net

Other intangibles with finite lives include customer relationships, trade names and trademarks and software licenses. These assets are amortized over their legal or estimated useful lives based on methods that approximate the pattern in which the economic benefits are expected to be realized. The amortization periods range from three to 10 years.

Software Licenses

The Company accounts for costs related to internal-use software as follows: (1) hosting arrangement where the Company obtains access to a software license and it is feasible for the Company to take possession and run the software on its own hardware, the Company records an intangible asset and a liability to the extent that all or a portion of the software fees have not been paid, see note to the consolidated financial statements titled “Other intangibles”, net for details of software licenses recorded as part of intangible assets, (2) capitalizes costs related to application development stage after the preliminary project stage is completed and management has authorized and committed to funding the project and it is probable that the project will be completed, and the software will be used to perform as intended, and (3) expenses costs related to arrangements considered software as a service where the Company has access to a vendor managed software that do not meet the criteria for software purchase or license.

Insurance Expense

RPC self-insures certain risks related to general liability, workers’ compensation, vehicle, property, cyber and employee health insurance costs, up to policy-specified deductible limits. For employee health insurance, RPC maintains stop-loss coverage to limit its financial exposure on high-cost claims. The estimated cost of claims under these self-insurance programs is accrued as incurred, though actual settlement may occur in future periods. These estimates may be adjusted over time based on claim developments. Any portion of outstanding claims expected to be paid beyond one year is classified as long-term accrued insurance expenses. These claims are monitored, and the cost estimates are revised as developments occur relating to such claims.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Earnings per Share

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. See note to the consolidated financial statements titled “Employee Benefit Plans” for further information on restricted stock granted to employees.

Restricted shares of common stock (participating securities) outstanding and a reconciliation of weighted average shares outstanding is as follows:

	2025	2024	2023
(in thousands)
Net income available for stockholders	$32,080	$91,444	$195,113
Less: Adjustments for earnings attributable to participating securities	(1,153)	(1,547)	(3,099)
Net income used in calculating earnings per share	$30,927	$89,897	$192,014

Weighted average shares outstanding (including participating securities)	219,362	214,942	216,472
Adjustment for participating securities	(7,204)	(3,584)	(3,545)
Shares used in calculating basic and diluted earnings per share	212,158	211,358	212,927

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, and debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term nature of such instruments.

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payment awards, net of estimated forfeitures. Accordingly, compensation cost is amortized for those shares expected to vest on a straight-line basis over the requisite service period of the award. See note to the consolidated financial statements titled “Employee Benefit Plans” for additional information.

Advertising

Advertising costs are expensed during the period in which they are incurred. Advertising expenses totaled $3.6 million in 2025, $2.3 million in 2024, and $2.4 million in 2023.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued the following applicable Accounting Standards Updates (ASU):

Recently Issued Accounting Standards Not Yet Adopted:

ASU 2025-11: Interim Reporting (Topic 270): Narrow-Scope Improvements: This ASU updates existing guidance related to interim reporting. This amendment provides a comprehensive list of required interim disclosures and introduces a disclosure principle

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The provisions in this ASU are effective beginning in the first quarter of 2028. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently assessing the potential impact of adoption of these provisions on the consolidated financial statements.

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

Note 2: Acquisition

On April 1, 2025 (the "Closing Date”), RPC, through its wholly owned subsidiary, Thru Tubing Solutions, Inc., completed its previously announced acquisition of Pintail Alternative Energy, L.L.C. ("Pintail”). Pursuant to the terms of the Membership Interest Purchase Agreement dated as of April 1, 2025 (the "Merger Agreement”), by and among RPC and Pintail, on the Closing Date, Pintail merged with and into RPC (the "Merger”), and Pintail continued as a wholly owned subsidiary of RPC. Pintail, headquartered in Midland, Texas, is a leading provider of oilfield wireline perforating services in the Permian Basin, and its conventional and electric wireline units are among the newest in the industry. The acquisition is building on RPC’s diversified oilfield services platform with geographic concentration in the most active oil producing region in the U.S. land market. Pintail is included in our Technical Services Segment.

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

The Stock Consideration and 50% of the Seller Note (together "Contingent Consideration”) are subject to continued employment of Seller for a period of three years and subject to automatic forfeiture in the event of Seller termination. In accordance with U.S. GAAP, the Contingent Consideration is not accounted for as part of purchase price. As of Closing Date, the Company evaluated the fair value of the Seller Note using a market interest rate based on the Company’s IBR ("Incremental Borrowing Rate”). As the contractual interest rate on the Seller Note (6.0% based on prevailing SOFR) was materially consistent with the estimated market rate, the Seller Note was recorded on the Consolidated Balance Sheet at the estimated present value of $50 million as Notes Payable in the current and non-current section of Total liabilities on the Consolidated Balance Sheet as of December 31, 2025. The Company recognized an acquisition related employment obligation asset for $25 million, related to 50% of the Seller Note, that is part of the Contingent Consideration. This asset is being amortized over the three-year service period on a straight-line basis and reflected as part of Other assets in the current and non-current sections of Total assets on the Consolidated Balance Sheet as of December 31, 2025.

An additional amount totaling $37.5 million, ("Redistribution Payments”) paid by the Seller out of Closing Cash, is subject to continued employment with RPC for a period of three years from the Closing Date. The Stock Consideration and Redistribution

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Payments are being amortized over the three-year service period and recorded as Acquisition related employment costs and Additional Paid in Capital.

Amortization of non-cash expenses related to the Contingent Consideration and the Redistribution Payments are reflected as Acquisition related employment costs in the Consolidated Statement of Operations. For the period from April 1, 2025, to December 31, 2025, these amounts totaled $20.3 million.

The Company incurred transaction expenses of approximately $1.6 million in 2025, which are included in Selling, general and administrative expenses within the Company’s Consolidated Statements of Operations.

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations ("ASC 805”), primarily using Level 3 inputs. The preliminary purchase price allocation disclosed as of September 30, 2025, has been revised as new information was received and analyzed resulting in a $9.2 million increase in Goodwill and decreases in property, plant and equipment of $4.9 million, customer relationships of $3.5 million and trademarks of $800 thousand. Beginning in the fourth quarter of 2025, wireline cables, previously capitalized and depreciated over 18 months, began to be expensed due to a change in their estimated useful lives, resulting in the decrease in property, plant and equipment. The decrease in customer relationships and tradenames is attributable to the $12.3 million net working capital settlement and valuation refinements. The amounts below represent the current preliminary fair value estimates. As additional information becomes available and final analyses and allocations are completed, we may further revise the preliminary acquisition consideration allocation during the remainder of the measurement period, which will not exceed one year from the acquisition date. As of December 31, 2025, adjustments related to property, plant and equipment is the primary area open for finalization. Such revisions or changes may be material and may impact the valuation of other assets.

The purchase price under U.S. GAAP was $181.4 million, which consisted of Closing Cash of $170.0 million and $25.0 million of the Seller Note not contingent on continued service, offset by $13.6 million of contractual adjustments for Pintail’s final net working capital settlement, cash and debt. Amount due from the seller for the final working capital settlement of $12.3 million was collected in full during the fourth quarter of 2025.

The Company assumed finance leases related to trucks and operating leases for vehicles and certain real estate. There were no favorable or unfavorable market terms for the leases.

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, which is being amortized over 15 years for income tax purposes but not for financial reporting purposes. Goodwill is attributable to synergies expected to be achieved from the combined operations of the Company and Pintail and the assembled workforce. The accompanying Consolidated Balance Sheet includes the assets and liabilities of Pintail, which have been measured at fair value as of the acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

The preliminary allocation of purchase price recorded for Pintail under U.S. GAAP as of the Closing Date was as follows:

Amount
Cash and cash equivalents	$3,000
Accounts receivable	66,268
Inventories	7,544
Prepaid expenses	302
Property, plant and equipment, net	44,445
Operating lease right-of-use assets	541
Finance lease right-of-use assets	1,134
Other intangibles, net	93,000
Other assets	6
Total assets	216,240

Accounts payable	(46,288)
Accrued payroll and related expenses	(4,911)
Accrued state, local and other taxes	(1,498)
Current portion of notes payable	(4,375)
Current portion of operating lease liabilities	(231)
Current portion of finance lease liabilities	(501)
Accrued expenses and other liabilities	(8,673)
Long-term operating lease liabilities	(282)
Long-term finance lease liabilities	(659)
Total liabilities	(67,418)
Net assets acquired	148,822
Preliminary purchase price	181,420
Goodwill recorded	$32,598

The purchase price allocation above excludes the contingent portion of total consideration consisting of $25 million of the Seller Note and $25 million of Stock Consideration.

The following table summarizes the amounts allocated to identifiable intangible assets acquired:

	Preliminary Fair Value	Estimated Useful Life
(in thousands)
Customer relationships	$83,700	10
Trade names and trademarks	9,300	10
Intangible assets acquired	$93,000

The fair value of customer relationships was estimated using the multi-period excess earnings method. The multi-period excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the customer relationships intangible assets, net of charges for the use of other identifiable assets of the business including working capital, fixed assets and other intangible assets. The fair value determination of the customer relationships require management to make significant estimates and assumptions related to future revenues attributable to existing customers, future EBITDA margins and the selection of the customer attrition rate and discount rate. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair value assigned to customer relationships and the related amortization expense in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

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

Pintail’s operating results are included in the Consolidated Statements of Operations for the period from Apil 1, 2025 to December 31, 2025. Pintail's revenues were $295.8 million for the period from April 1, 2025, to December 31, 2025. Pintail’s Net income for the period from April 1, 2025, to December 31, 2025, was $12.1 million, using a normalized estimated effective tax rate. Pintail’s Net income includes the impact of the amortization of intangibles totaling $7.0 million, as well as other purchase accounting adjustments, for the period from April 1, 2025, to December 31, 2025. Acquisition related employment costs are recorded at the consolidated level and not allocated to Pintail.

The following unaudited pro forma financial information presents the Company’s results of operations for the years ended December 31, 2025, and 2024, as if the acquisition of Pintail had occurred on January 1, 2024. The unaudited pro forma information includes incremental depreciation expense related to fair value adjustments to property, plant and equipment, amortization of intangible assets acquired, removal of non-recurring transaction costs directly associated with the Merger, and interest expense on the Seller Note, as well as the Acquisition related employment costs associated with the Contingent Consideration and Redistribution Payments. The unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Pintail.

The unaudited pro forma financial information presented below is for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have occurred had the acquisition of Pintail been completed on January 1, 2024.

	Year Ended December 31,
	2025	2024
(in thousands)
Revenues	$1,734,318	$1,824,096
Net income	36,679	121,206

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

Nature of services

RPC provides a broad range of specialized oilfield services to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States and in selected international markets. RPC manages its business as either (1) services offered on the well site with equipment and personnel (Technical Services) or (2) services and tools offered off the well site (Support Services). For more detailed information about operating segments, see note to the consolidated financial statements titled “Business Segment and Entity Wide Disclosures.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

RPC contracts with its customers to provide the following services by reportable segment:

Technical Services

●	Includes pressure pumping, wireline, downhole tools, coiled tubing, cementing, snubbing, nitrogen, well control and fishing.

Support Services

●	Rental tools – RPC rents tools to its customers for use with onshore and offshore oil and gas well drilling, completion and workover activities.
●	Other support services include pipe handling and pipe inspection and storage services, and well control training.

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

Disaggregation of revenues

See note to the consolidated financial statements titled “Business Segment and Entity Wide Disclosures” for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions.

Contract balances

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in Accounts receivable, net on the Consolidated Balance Sheet are shown below:

December 31,	2025	2024	2023
(in thousands)
Unbilled trade receivables	$46,817	$60,951	$59,831

Substantially all of the unbilled trade receivables as of December 31, 2025, and December 31, 2024, were invoiced during the following quarter.

Unearned Revenue

Contract liabilities represent the payments received in advance of satisfying the Company’s performance obligation and are recognized over time as the service is performed. As of December 31, 2025, and 2024, such amounts were $13.2 million and $45.4 million, respectively, and were recorded as unearned revenue on the Consolidated Balance Sheet. Substantially all of the amounts of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

unearned revenue as of December 31, 2025, and December 31, 2024, were or will be recognized as revenues during the immediately following quarters.

Note 4: Depreciation and Amortization

Depreciation and amortization disclosed in the Consolidated Statements of Operations related to the following components:

Years ended December 31,	2025	2024	2023
(in thousands)
Cost of revenues	$141,190	$120,647	$97,685
Selling, general and administrative expenses	20,003	11,928	10,438
Total	$161,193	$132,575	$108,123

Note 5: Accounts Receivable

Accounts receivable, net consists of the following:

December 31,	2025	2024
(in thousands)
Trade receivables:
Billed	$281,918	$221,025
Unbilled	46,817	60,951
Other receivables	5,955	2,507
Total	334,690	284,483
Less: allowance for credit losses	(7,022)	(7,906)
Accounts receivable, net	$327,668	$276,577

Trade receivables relate to revenues generated from equipment and services, for which credit is extended based on our evaluation of the customer’s credit worthiness. Unbilled receivables represent revenues earned but not billed to the customer until future dates, usually within one month. Other receivables consist primarily of net amounts receivable from an agent that operates internationally, as well as amounts due from the favorable resolution of state tax audits and rebates due from suppliers. Trade receivables as of December 31, 2023, were $331.4 million.

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Years Ended December 31,	2025	2024	2023
(in thousands)
Beginning balance	$7,906	$7,109	$7,078
Provision for current expected credit losses	1,064	1,527	2,656
Write-offs	(2,105)	(814)	(2,737)
Recoveries collected (net of expenses)	157	84	112
Ending balance	$7,022	$7,906	$7,109

Note 7: Inventories

Inventories consist of raw materials and supplies that are consumed providing services to the Company’s customers, spare parts for equipment used in providing these services, components and attachments for manufactured equipment used in providing services and labor and manufacturing overhead. In the table below, spare parts and components are included as part of raw materials and supplies; tools that are assembled using components are reported as finished goods. Inventories are recorded at the lower of cost or net realizable value. Cost is determined using either the first-in, first-out, or the weighted average cost method.

December 31,	2025	2024
(in thousands)
Raw materials and supplies	$109,259	$97,857
Finished goods	9,745	9,771
Total inventory	$119,004	$107,628

Note 8: Other Current Assets

Other current assets consist of the following:

December 31,	2025	2024
(in thousands)
Assets held for sale	$11,421	$—
Acquisition related employment obligation	8,333	—
Software license agreements	2,383	952
Other	1,078	1,242
Other current assets	$23,215	$2,194

In December 2025, the Company classified one of its properties as held for sale since management has approved and committed to a plan to sell the asset and currently expects the sale to be probable and completed within one year. See Note titled “Acquisition” for details regarding Acquisition related employment obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Note 9: Property, Plant and Equipment

Property, plant and equipment are presented at cost net of accumulated depreciation and consist of the following:

December 31,	2025	2024
(in thousands)
Land	$21,084	$19,802
Buildings and leasehold improvements	114,974	132,871
Operating equipment	968,751	884,793
Computer software	35,229	19,297
Furniture and fixtures	5,046	5,157
Vehicles	306,809	311,823
Gross property, plant and equipment	1,451,893	1,373,743
Less: accumulated depreciation	(920,337)	(860,227)
Net property, plant and equipment	$531,556	$513,516

Depreciation expense was $151.0 million in 2025, $130.5 million in 2024, and $107.3 million in 2023. The Company transferred inventory to property, plant and equipment totaling $16.2 million in 2025, $17.0 million in 2024 and $10.9 million in 2023.

Note 10: Other Intangibles, net

The following table provides a summary of the gross carrying value and accumulated amortization by each major intangible class:

		December 31, 2025		December 31, 2024
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Finite-lived intangibles:
Customer relationships	10	$93,700	$(8,778)	$10,000	$(1,500)
Trade names and trademarks	10	12,819	(1,816)	3,519	(799)
Software licenses	3	5,350	(3,776)	5,350	(2,727)
		$111,869	$(14,370)	$18,869	$(5,026)

During 2025, the Company acquired intangible assets as part of the Pintail acquisition. See note to the consolidated financial statements titled “Acquisition” for additional details related to the intangible assets acquired.

Amortization expense for each of the periods presented was as follows:

Years ended December 31,	2025	2024	2023
(in thousands)
Amortization of finite-lived intangible assets	$9,344	$1,843	$685

Estimated future amortization expense based on balances as of December 31, 2025, is $11.9 million for 2026, $14.0 million for the years 2027 through 2029, and $13.0 million for 2030.

Note 11: Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

Years ended December 31,	2025	2024	2023
(in thousands)
United States	$52,258	$102,415	$253,407
Foreign	4,291	10,387	2,836
Total income before income taxes	$56,549	$112,802	$256,243

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

The following table lists the components of the provision for income taxes:

Years ended December 31,	2025	2024	2023
(in thousands)
Current provision:
Federal	$3,806	$11,468	$45,146
State	1,162	2,310	6,502
Foreign	815	681	835
Deferred provision (benefit):
Federal	15,256	8,067	7,116
State	3,091	1	1,531
Foreign	339	(1,169)	—
Total income tax provision	$24,469	$21,358	$61,130

The Base Erosion and Profit Shifting framework 2.0 (Pillar Two) released by the Organization for Economic Co-operation and Development introduced a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds. The United States has not yet enacted legislation to adopt the provisions of Pillar Two. As of December 31, 2025, certain countries we operate in have enacted legislation related to the global minimum tax rules under Pillar Two. There are no recorded effects for Pillar Two in our 2025 financial statements as we do not estimate a material impact, if any, to our consolidated financial statements. We will continue to monitor the impact as additional countries enact legislation going forward.

Reconciliation between the federal statutory rate and RPC’s income tax provision and effective tax rate is as follows:

Years ended December 31,	2025		2024		2023
(in thousands)
Federal statutory rate	$11,875	21.0%	$23,688	21.0%	$53,811	21.0%
State income taxes, net of federal benefit (a)	4,102	7.3	2,287	2.0	5,046	2.0
Foreign taxes, net of federal benefit:
Canada:
Change in valuation allowance	—	—	(1,187)	(1.1)	614	0.2
Other	182	0.3	61	0.1	(500)	(0.2)
Other foreign jurisdictions	390	0.7	436	0.4	721	0.3
Tax credits	(506)	(0.9)	(1,036)	(0.9)	(703)	(0.3)
Change in unrecognized tax benefits	21	—	(1,637)	(1.5)	251	0.1
Non-deductible expenses:
Acquisition related employment costs	1,641	2.9	—	—	—	—
Long-term retirement plan	3,778	6.7	—	—	—	—
Meals and entertainment	2,523	4.5	2,337	2.1	2,356	0.9
Non-deductible officer compensation	653	1.2	395	0.4	469	0.2
Other	(647)	(1.2)	(899)	(0.9)	(671)	(0.3)
Cross-border tax laws	159	0.3	(315)	(0.3)	(256)	(0.1)
Interest related to tax matters	—	—	(2,189)	(1.9)	(1,757)	(0.7)
Other	298	0.5	(583)	(0.5)	1,749	0.8
Income tax provision and effective tax rate	$24,469	43.3%	$21,358	18.9%	$61,130	23.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

(a)	Income taxes in Texas, Oklahoma, and New Mexico made up the majority (greater than 50 percent) of the state tax effect.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2025	2024
(in thousands)
Deferred tax assets:
Self-insurance	$—	$3,386
Long-term retirement plan	—	5,276
State net operating loss carryforwards	1,469	2,010
Stock-based compensation	2,581	1,995
Acquisition related employment costs	2,937	—
Inventory reserve	3,068	3,178
Lease liability	5,994	7,067
Capitalized research and development	147	4,721
All others, net	2,343	3,785
Gross deferred tax assets	18,539	31,418
Deferred tax liabilities:
Depreciation	(81,797)	(75,559)
Right of use asset	(6,317)	(7,013)
Goodwill amortization	(7,300)	(7,035)
Gross deferred tax liabilities	(95,414)	(89,607)
Net deferred tax liabilities	$(76,875)	$(58,189)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Total net income tax payments (refunds) were $7.7 million in 2025, $(31.7) million in 2024, and $62.2 million in 2023. The following table lists the components of the payments for income taxes:

Years ended December 31,	2025	2024	2023
(in thousands)
Federal	$6,000	$(35,538)	$56,000
State:
Texas	855	2,021	1,823
Other	357	1,330	3,345
Foreign	473	511	1,058
Total net income tax payments (refunds)	$7,685	$(31,676)	$62,226

As of December 31, 2025, the Company has net operating loss carryforwards recorded related to state income taxes of $31.2 million (gross) that will expire between 2026 and 2045.

The Company’s policy is to record interest and penalties related to income tax matters, as part of income tax expense. There were no accrued interest and penalties as of December 31, 2025, and $2.5 million as of December 31, 2024.

During 2025, the Company recognized an increase in estimated liability for its unrecognized tax positions, which is recorded in other long-term liabilities on the Consolidated Balance Sheet. This liability, if released, would affect our effective rate. A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows:

	2025	2024
(in thousands)
Balance at January 1	$531	$2,168
Additions based on tax positions related to the current year	101	167
(Reductions) for tax positions of prior years	(80)	(1,804)
Balance at December 31	$552	$531

The Company and its subsidiaries are subject to U.S. federal and state and foreign income tax in multiple jurisdictions. In many cases, the estimated liability for uncertain tax positions are related to tax years that remain open and subject to examination by the relevant taxing authorities. In general, the Company’s 2022 through 2024 tax years remain open to examination. Additional years may be open to the extent attributes are being carried forward to an open year.

Note 12: Notes Payable

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

Under the Credit Agreement, when RPC’s trailing four quarter Adjusted EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million: (i) the consolidated leverage ratio cannot exceed 2.50:1.00 and (ii) the debt service coverage ratio must be equal to or greater than 2.00:1.00; otherwise, the minimum tangible net worth must be greater than or equal to $400 million. As of both December 31, 2025, and December 31, 2024, the Company was in compliance with these covenants.

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

Years ended December 31, 2025, 2024 and 2023

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

As of December 31, 2025, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $18.2 million; therefore, a total of $81.8 million of the facility was available. During 2025, the Company assumed a Seller Note as part of the Pintail acquisition; see the note to the consolidated financial statements titled “Acquisition” for additional details related to the Seller Note. Interest incurred, which includes interest on the Seller Note, facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, and interest paid on the Seller Note and the credit facility were as follows for the periods indicated:

Years Ended December 31,	2025	2024	2023
(in thousands)
Interest incurred	$2,637	$244	$242
Interest paid	$2,538	$170	$166

Note 13: Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

Foreign
Currency
Translation
(in thousands)
Balance at December 31, 2023	$(2,369)
Change during 2024:
Before-tax amount	(459)
Balance at December 31, 2024	(2,828)
Change during 2025:
Before-tax amount	278
Balance at December 31, 2025	$(2,550)

Note 14: Cash Paid for Common Stock Purchased and Retired

The Company has a stock buyback program to repurchase up to 49,578,125 shares in the open market. As of December 31, 2025, 12,768,870 shares remained available to be repurchased under the current authorizations. The program does not have a preset expiration date. Repurchases of shares of the Company’s common stock may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.

Shares purchased for withholding taxes represent taxes due upon vesting of time-lapse restricted shares granted to employees. Total share repurchases for 2025, 2024 and 2023 year-to-date are detailed below:

	Twelve months ended December 31, 2025			Twelve months ended December 31, 2024			Twelve months ended December 31, 2023
	No. of Shares	Avg. Price	Total Cost	No. of Shares	Avg. Price	Total Cost	No. of Shares	Avg. Price	Total Cost
(in thousands except per share data)
Shares purchased for withholding taxes	424	$6.76	$2,868	332	$7.31	$2,426	257	$9.24	$2,370
Open market purchases	—	—	—	1,010	7.44	7,512	2,469	7.58	18,718
Total	424	$6.76	$2,868	1,342	$7.40	$9,938	2,726	$7.74	$21,088

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Excise tax payable on share repurchases totaling $22 thousand in 2024 and $136 thousand in 2023 has not been included in the amounts shown above.

Note 15: Fair Value Disclosures

The various inputs used to measure assets at fair value establish a hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three broad levels as follows:

1.	Level 1 – Quoted market prices in active markets for identical assets or liabilities.
2.	Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
3.	Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The following table shows investments measured at net asset value as of December 31, 2025, and 2024:

December 31,	2025	2024
(in thousands)
Investments measured at net asset value	$—	$30,666

Prior to their dissolution, trading securities were comprised of the SERP assets, as described in the note titled “Employee Benefit Plans”, and were recorded primarily at their net cash surrender values, calculated using their net asset values which approximates fair value, as provided by the issuing insurance or investment company. The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the year ended December 31, 2025, there were no significant transfers in or out of levels 1, 2 or 3.

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

Note 16: Commitments and Contingencies

Income Taxes - The amount of income taxes the Company pays is subject to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Other long-term liabilities included the Company’s estimated liabilities for probable assessments and totaled $552 thousand as of December 31, 2025, compared to $531 thousand as of December 31, 2024. See note to the consolidated financial statements titled “Income Taxes” for further information related to those liabilities.

Sales and Use Taxes - The Company has ongoing sales and use tax audits in various jurisdictions and may be subjected to varying interpretations of statute that could result in unfavorable outcomes. In accordance with ASC 450-20, Loss Contingencies, any probable and reasonable estimate of assessment costs have been included in accrued state, local and other taxes.

The Company had previously received state tax notifications related to sales and use tax which were resolved subsequent to year-end with no material impact on its consolidated financial position, results of operations or cash flows.

Litigation - RPC is a party to various routine legal proceedings primarily involving commercial claims, employee liability and workers’ compensation claims and claims for personal injury. RPC insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will, in every case, fully indemnify RPC against liabilities arising out of pending and future legal proceedings related to its business activities. RPC is also subject to sales and use tax audits in various jurisdictions. While the outcome of these existing lawsuits, legal proceedings, claims and audits cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on RPC’s business or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Note 17: Employee Benefit Plans

Supplemental Executive Retirement Plan (SERP)

The Company operated a non-qualified SERP that permitted certain highly compensated employees to defer a portion of their compensation. In the fourth quarter of 2025, the Company completed the dissolution of its SERP and distributed participant balances in full. As part of the dissolution, the Company dissolved the Rabbi Trust and liquidated all the Company-Owned Life Insurance Policies (“COLI”) and other securities held in the Trust. Termination of the SERP was approved by the Board of Directors in the fourth quarter of 2024. Pursuant to the Internal Revenue Service rules, participant balances are required to be distributed between 12 and 24 months after termination. Retirement Plan assets and liabilities were classified as long-term on the Consolidated Balance Sheet as of December 31, 2024, and were reclassified to short-term as of June 30, 2025, when the decision to liquidate the assets and distribute participant balances in the fourth quarter of 2025 was made.

The liquidation of COLI assets resulted in a taxable gain of approximately $18 million that has been included in the income tax provision for the year ended December 31, 2025. The gain resulted from the excess of cash surrender value over the cost basis of the variable life insurance policies held inside the COLI. See note to the consolidated financial statements titled “Income Taxes” for a discussion of the tax impact attributable to the dissolution. Prior to their liquidation, the COLI policies were recorded at their net cash surrender values, which approximated fair value. Proceeds of $33.1 million from dissolution of the assets held inside the Rabbi Trust and participant distributions of $24.5 million are disclosed as Proceeds from benefit plan financing arrangement and Distribution from financing plan arrangement on the Consolidated Statements of Cashflow for the year ended December 31, 2025.

Prior to their dissolution, the SERP assets were classified as trading securities and changes in the fair value of these assets, and normal insurance expenses were recorded in the Consolidated Statements of Operations as compensation cost within selling, general and administrative expenses. Trading gains related to the SERP assets totaled $2.3 million in 2025, $2.7 million in 2024, and $2.6 million in 2023. Any change in the fair value of participant balances was recorded as compensation cost within selling, general and administrative expenses in the Consolidated Statements of Operations, and totaled $2.3 million in 2025, $2.6 million in 2024, and $2.8 million in 2023.

401(k) Plan

RPC sponsors a defined contribution 401(k) Plan that is available to substantially all full-time employees with more than three months of service. Effective January 1, 2019, the Company began matching 100% of employee contributions for each dollar of a participant’s contribution to the 401(k) Plan for the first three percent of his or her annual compensation, and 50% for each dollar of a participant’s contribution to the 401(k) Plan for the next three percent of his or her annual compensation. Employees vest in the Company’s contributions after two years of service. Employees vest in the RPC contributions after two years of service. The charges to expense for the Company’s contributions to the 401(k) Plan were $11.9 million in 2025, $11.6 million in 2024, and $11.3 million in 2023.

Stock Incentive Plans

The Company has issued various forms of stock-based incentives, including incentive and non-qualified stock options, time-lapse restricted shares and performance share unit awards under its Stock Incentive Plans to officers, selected employees and non-employee directors. In April 2025, the Company reserved 8,000,000 shares of common stock under the 2025 Stock Incentive Plan with a term of 10 years expiring in April 2034. As of December 31, 2025, there were 5,746,631 shares available for grant under the Company’s 2025 Stock Incentive Plan (SIP).

The Company recognizes compensation expense for the unvested portion of awards outstanding over the remainder of the service period. The compensation cost recorded for these awards is based on their fair value at the grant date, less the cost of estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

Pre-tax stock-based employee compensation expense included as part of selling, general and administrative expense was $12.5 million in 2025 ($7.1 million after tax), $9.2 million in 2024 ($7.4 million after tax) and $7.9 million in 2023 ($6.1 million after tax).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Restricted Stock

The Company grants certain employees and non-employee directors time-lapse restricted stock which vests after a stipulated number of years from the grant date in the case of employees and vests immediately for non-employee directors, depending on the terms of the issue. Time-lapse restricted shares granted to employees in 2025 and 2024 vest ratably over a period of three years and shares granted to employees in 2023 vest ratably over a period of four years. Grantees receive dividends declared and retain voting rights for the granted shares. The agreement under which the restricted stock is issued provides that shares awarded may not be sold or otherwise transferred until restrictions established under the stock plans have lapsed. Upon termination of employment from the Company, with the exception of death (fully vests) or normal retirement/disability (partially vests based on pre-approved formula), shares with restrictions are forfeited in accordance with the SIP.

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

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2025:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2025	3,688,717	$7.13
Granted	1,612,863	6.37
Vested	(1,417,688)	7.10
Forfeited	(104,401)	6.70
Non-vested shares at December 31, 2025	3,779,491	$6.72

The following is a summary of the changes in non-vested restricted shares for the year ended December 31, 2024:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested shares at January 1, 2024	3,532,185	$7.35
Granted	1,414,376	7.27
Vested	(1,102,849)	8.08
Forfeited	(154,995)	6.81
Non-vested shares at December 31, 2024	3,688,717	$7.13

The fair value of restricted share awards is based on the market price of the Company’s stock on the date of the grant and is amortized to compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. The weighted average grant date fair value per share of these restricted stock awards was $6.37 for 2025, $7.27 for 2024 and $9.50 for 2023. The total fair value of shares vested was $9.1 million during 2025, $7.6 million during 2024 and $7.8 million during 2023. The above table does not include any activity related to PSUs since they are not currently granted or vested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

For the year ending December 31, 2025, approximately $3 thousand of net tax deficits for stock-based compensation awards were recorded as a discrete tax adjustment and classified within operating activities in the Consolidated Statements of Cash Flows compared to approximately $57 thousand of net tax deficits for the year ending December 31, 2024.

Other Information

As of December 31, 2025, total unrecognized compensation cost related to non-vested restricted shares was $14.6 million which is expected to be recognized over a weighted-average period of 1.4 years.

Note 18: Related Party Transactions

Marine Products Corporation

In conjunction with RPC’s spin-off of its powerboat manufacturing business, RPC and Marine Products entered into various agreements that define the companies’ relationship. Per the terms of their Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $1.1 million in 2025, $1.1 million in 2024, and $1.0 million in 2023. The Company’s receivable due from Marine Products for these services was $58 thousand as of December 31, 2025, and $99 thousand as of December 31, 2024. All of the Company’s directors are also directors of Marine Products, and the executive officers are employees of both the Company and Marine Products.

On February 5, 2026, Marine Products entered into an Agreement and Plan of Merger with MasterCraft Boat Holdings, Inc., a Delaware corporation (“MasterCraft”). The transaction is subject to shareholder and regulatory approvals and other closing conditions. If the Proposed Merger closes as planned, the Transition Support Services agreement is expected to be canceled on or about the closing date and a new Transition Support Services agreement is expected to be signed with Mastercraft.

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of or affiliated with certain directors of RPC. The total amounts paid to these affiliated parties were $60 thousand in 2025, $1.6 million in 2024 and $1.8 million in 2023. All of the related party transactions are reviewed and approved by a subcommittee of the Nominating and Corporate Governance Committee consisting of independent members.

A group that includes Amy R. Kreisler and Timothy C. Rollins, each of whom is a director of the Company, certain of their family members, and certain companies under their and/or their family members’ control, controls in excess of fifty percent of the Company’s voting power.

RPC and Marine Products own 50% each of a limited liability company called 255 RC, LLC that was created for the joint purchase and ownership of a corporate aircraft. The purchase of the aircraft was completed in January 2015, and the purchase was funded primarily by a $2,554,000 contribution by each company to 255 RC, LLC. Each of RPC and Marine Products is currently a party to an operating lease agreement with 255 RC, LLC for a period of five years. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of approximately $180 thousand in 2025, $230 thousand in 2024 and $200 thousand in 2023 for the corporate aircraft. The Company had a payable to 255 RC, LLC of $2.2 million as of December 31, 2025, and $2.0 million as of December 31, 2024. The Company accounts for this investment using the equity method and its proportionate share of income or loss is recorded in selling, general and administrative expenses. As of December 31, 2025, the investment closely approximates the underlying equity in the net assets of 255 RC, LLC and the undistributed earnings represented in retained earnings were approximately $4.3 million. There are no immediate changes expected in this arrangement as a result of the merger which may be subject to change in the future.

Pursuant to the registration rights agreement between us and our largest stockholder, LOR, Inc. (LOR) and certain of its affiliates (collectively, the Selling Stockholders) and their permitted transferees, we have filed a shelf registration statement on Form S-3 with the SEC that expires on May 5, 2028. The Form S-3 shelf registration statement registers for the resale of up to 127,235,202 shares of our common stock, which represents a majority of the Company securities held by the Selling Stockholders. In addition, they have the right to require, subject to certain conditions and limitations, certain piggyback registration rights with respect to registrations initiated by us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Note 19: Business Segment and Entity Wide Disclosures

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

The accounting policies of the reportable segments are the same as those described in the note titled “Significant Accounting Policies.” Gains or losses on disposition of assets are reviewed on a consolidated basis, and accordingly the Company does not report gains or losses at the segment level. Intersegment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results.

RPC's CODM is its Chief Executive Officer. For each of the reportable segments, the CODM uses operating income to allocate resources (equipment, financial, and human resources).

Significant segment expense by reportable segment for the years ended December 31, 2025, 2024 and 2023 are shown in the following tables:

	Technical	Support
	Services	Services	Total
(in thousands)
2025
Revenues	$1,536,048	$90,518	$1,626,566

Employment costs (1)	376,310	21,649	397,959
Materials and supplies	433,505	3,585	437,090
Maintenance & repairs	202,136	11,454	213,590
Fleet and transportation	51,372	2,915	54,287
Other cost of revenues (2)	125,177	4,779	129,956
Cost of revenues (exclusive of depreciation and amortization)	$1,188,500	$44,382	$1,232,882

Employment costs (1)	65,258	10,333	75,591
Enterprise shared services (3)	35,457	1,435	36,892
Other selling, general and administrative expenses (4)	32,335	6,128	38,463
Selling, general and administrative expenses	$133,050	$17,896	$150,946

Segment depreciation and amortization	146,467	14,648	161,115
Segment operating income	$68,031	$13,592	$81,623
Unallocated corporate expenses (5)			24,771
Acquisition related employment costs			20,312
Gain on disposition of assets, net			(8,192)
Operating income			$44,732

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

	Technical	Support
	Services	Services	Total
(in thousands)
2024
Revenues	$1,326,005	$88,994	$1,414,999

Employment costs (1)	303,327	20,458	323,785
Materials and supplies	332,781	3,519	336,300
Maintenance & repairs	190,996	11,540	202,536
Fleet and transportation	61,148	3,097	64,245
Other cost of revenues (2)	104,340	5,442	109,782
Cost of revenues (exclusive of depreciation and amortization)	$992,592	$44,056	$1,036,648

Employment costs (1)	57,649	9,170	66,819
Enterprise shared services (3)	35,357	1,486	36,843
Other selling, general and administrative expenses (4)	31,080	6,174	37,254
Selling, general and administrative expenses	$124,086	$16,830	$140,916

Segment depreciation and amortization	120,226	12,272	132,498
Segment operating income	$89,101	$15,836	$104,937
Unallocated corporate expenses (5)			15,598
Gain on disposition of assets, net			(8,199)
Operating income			$97,538

	Technical	Support
	Services	Services	Total
(in thousands)
2023
Revenues	$1,516,137	$101,337	$1,617,474

Employment costs (1)	307,396	22,186	329,582
Materials and supplies	337,006	3,416	340,422
Maintenance & repairs	186,703	12,031	198,734
Fleet and transportation	102,723	4,114	106,837
Other cost of revenues (2)	108,925	5,019	113,944
Cost of revenues (exclusive of depreciation and amortization)	$1,042,753	$46,766	$1,089,519

Employment costs (1)	61,158	9,922	71,080
Enterprise shared services (3)	29,179	2,225	31,404
Other selling, general and administrative expenses (4)	39,370	5,670	45,040
Selling, general and administrative expenses	$129,707	$17,817	$147,524

Segment depreciation and amortization	97,773	10,293	108,066
Segment operating income	$245,904	$26,461	$272,365
Unallocated corporate expenses (5)			18,473
Pension settlement charges			18,286
Gain on disposition of assets, net			(9,344)
Operating income			$244,950
(1)	Employment costs include employee payroll, share-based compensation, bonuses and amounts related to benefits for each of the income statement items. Additional employment costs are included within the enterprise shared services amount.
(2)	Includes expenses related to rent, travel, insurance and other costs.
(3)	Includes costs incurred at the enterprise level that are allocated to each reportable segment based on payroll cost, headcount and revenues.
(4)	Includes professional fees, utilities, travel & entertainment and other costs.
(5)	Unallocated corporate expenses are included in selling general and administrative expenses at the consolidated level.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

The table below shows the reconciliation of segment totals to the consolidated level for the years ended December 31, 2025, 2024, and 2023:

	Technical	Support	Segment	Unallocated	Consolidated
	Services	Services	Total	Total	Total
(in thousands)
2025
Selling, general and administrative expenses	$133,050	$17,896	$150,946	$24,693	$175,639
Depreciation and amortization	146,467	14,648	161,115	78	161,193
Capital expenditures (1)	116,466	26,658	143,124	5,283	148,407
Total assets, end of period (2)	$1,064,353	$101,528	$1,165,881	$302,504	$1,468,385
2024
Selling, general and administrative expenses	$124,086	$16,830	$140,916	$15,521	$156,437
Depreciation and amortization	120,226	12,272	132,498	77	132,575
Capital expenditures (1)	195,263	21,119	216,382	3,548	219,930
Total assets, end of period (2)	$895,067	$85,803	$980,870	$405,619	$1,386,489
2023
Selling, general and administrative expenses	$129,707	$17,817	$147,524	$18,416	$165,940
Depreciation and amortization	97,773	10,293	108,066	57	108,123
Capital expenditures (1)	$160,799	$15,634	$176,433	$4,572	$181,005

(1)	Unallocated total primarily related to corporate and enterprise services capital expenditures.
(2)	Unallocated total primarily consists of cash and cash equivalents of $210.0 million and $326.0 million managed at corporate for the years ended December 31, 2025, and 2024, respectively.

The following summarizes revenues for the United States and separately for all international locations combined for the years ended December 31, 2025, 2024 and 2023. The revenues are presented based on the location of the use of the equipment or services. Assets related to international operations are less than 10% of RPC’s consolidated assets and therefore are not presented.

	2025	2024	2023
(in thousands)
United States revenues	$1,594,244	$1,375,398	$1,588,774
International revenues	32,322	39,601	28,700
Total revenues	$1,626,566	$1,414,999	$1,617,474

See note to the consolidated financial statements titled “Significant Accounting Policies,” “Concentration of Credit Risk” for details regarding customers who account for more than 10% of revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Segment Revenues:

RPC’s reportable segment revenues by major service lines are shown in the following table:

	2025	2024	2023
(in thousands)
Technical Services:
Pressure Pumping	$485,047	$587,051	$771,542
Downhole Tools	393,771	386,085	397,341
Wireline	315,520	18,909	17,138
Coiled Tubing	151,515	135,175	152,484
Cementing	104,728	110,730	64,481
Nitrogen	29,898	34,963	47,306
Snubbing	28,547	27,057	26,345
All other	27,022	26,035	39,500
Total Technical Services	$1,536,048	$1,326,005	$1,516,137

Support Services:
Rental Tools	$66,700	$65,207	$73,301
All other	23,818	23,787	28,036
Total Support Services	$90,518	$88,994	$101,337

Total revenues	$1,626,566	$1,414,999	$1,617,474

Note 20: Leases

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

The Company subleases certain real estate to third parties. Our sublease portfolio consists solely of operating leases. As of December 31, 2025, the Company had no operating or finance leases that had not yet commenced. During the year ended December 31, 2025, the Company assumed certain leases as part of its acquisition of Pintail. The disclosures below include information related to the leases after the acquisition. See note to the consolidated financial statements titled “Acquisition” for further information related to those leases.

Lease Position:

The table below represents the assets and liabilities related to operating leases recorded on the Consolidated Balance Sheet:

December 31,	2025	2024
(in thousands)
Assets:
Operating lease right-of-use assets	$24,094	$27,465
Finance lease right-of-use assets	1,934	4,400
Total lease assets	$26,028	$31,865

Liabilities:
Current portion of operating leases	$7,606	$7,108
Current portion of finance lease liabilities and finance obligations	977	3,522
Long-term finance lease liabilities	1,041	559
Long-term operating lease liabilities	17,762	21,724
Total lease liabilities	$27,386	$32,913

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Lease costs:

The components of finance lease are included in depreciation and amortization and interest expense; operating lease expenses are included in costs of goods sold, and selling, general and administrative expenses in the Consolidated Statements of Operations as disclosed below.

Year Ended December 31,	2025	2024	2023
(in thousands)
Finance lease cost
Amortization of leased assets	$952	$265	$129
Interest on lease liabilities	282	174	48
Total finance lease cost	$1,234	$439	$177

Operating lease cost	$12,732	$17,206	$15,096
Short-term lease cost	2,287	2,289	1,862
Variable lease cost	1,102	855	774
Sublease income	(1,917)	(1,943)	(1,400)
Total operating lease cost	$14,204	$18,407	$16,332

Total lease cost	$15,438	$18,846	$16,509

Other Information:

As of December 31,	2025	2024
Cash paid for amounts included in the measurement of lease liabilities – operating leases (in thousands)	$7,754	$12,230
Cash paid for amounts included in the measurement of lease liabilities – finance lease and finance obligations (in thousands)	$1,143	$799
ROU assets obtained in exchange for operating lease liabilities (in thousands)	$3,678	$15,094
ROU assets obtained in exchange for finance lease liabilities (in thousands)	$887	$3,622
Weighted average remaining lease term – finance lease (years)	2.28	3.00
Weighted average remaining lease term – operating leases (years)	5.45	5.96
Weighted average discount rate – finance lease	4.39%	2.30%
Weighted average discount rate – operating leases	4.56%	4.57%

Lease Commitments:

Maturity of lease liabilities and finance obligations:

As of December 31,	2025
(in thousands)	Operating	Finance
2026	$8,878	$1,428
2027	8,299	735
2028	5,573	475
2029	3,634	71
2030	2,505	44
Thereafter	8,139	—
Total lease payments	37,028	2,753
Less: Amounts representing interest	(11,660)	(735)
Present value of lease liabilities	$25,368	$2,018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RPC, Inc. and Subsidiaries

Years ended December 31, 2025, 2024 and 2023

Note 21: Subsequent Event

On January 27, 2026, the Board of Directors declared a $0.04 per share cash dividend payable March 10, 2026, to stockholders of record at the close of business on February 10, 2026.

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

As of the end of the period covered by this report, December 31, 2025 (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, which excluded the impact of the acquisition of Pintail, discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

As discussed in the Note titled “Acquisition” of the Notes to Consolidated Financial Statements. “Financial Statements” of this Form 10-K for the year ended December 31, 2025, we completed the acquisition of Pintail during the second quarter. As part of our post-closing integration activities, we have been engaged in the process of assessing the internal controls of Pintail and are continuing to integrate policies, processes, people, technology, and operations for the post-acquisition combined company. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded the internal control over financial reporting of Pintail from the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025. We have reported the operating results of Pintail in our Consolidated Statements of Operations and Statements of Cash Flows from the acquisition date through December 31, 2025. As of December 31, 2025, total assets related to Pintail represented approximately 17% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of December 31, 2025. Revenues from Pintail represented approximately 18% of our total consolidated revenues for the year ended December 31, 2025.

Management’s Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management’s Report on Internal Control over Financial Reporting is included on page 35 of this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of internal control as of December 31, 2025, and issued a report thereon which is included on page 36 of this report.

Changes in internal control over financial reporting — The Company has successfully completed the mapping of Pintail’s accounts to our existing financial reporting systems. The Company is continuing to review key controls and has implemented controls related to all Pintail financial statement line items and consolidation in order to enable the accurate preparation and timely reporting of their results.

Other than the changes to Pintail controls noted above, there were no changes in the Company’s internal control over financial reporting during 2025 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the year ended December 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation SK.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors, director nominees and executive officers will be included in the RPC Proxy Statement for its 2026 Annual Meeting of Stockholders, in the sections titled Information Regarding Director Nominees, Continuing Directors and Executive Officers.

Audit Committee and Audit Committee Financial Expert

Information concerning the Audit Committee of the Company and the Audit Committee Financial Expert(s) will be included in the RPC Proxy Statement for its 2026 Annual Meeting of Stockholders, in the section titled Board of Directors and Corporate Governance, Meetings and Committees of the Board of Directors – Audit Committee. This information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act will be included under Section 16(a) Beneficial Ownership Reporting Compliance in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which is incorporated herein by reference.

Insider Trading Policies and Procedures

Information regarding the Company’s insider trading policies and procedures will be included in the RPC Proxy Statement for its 2026 Annual Meeting of Stockholders in the section titled “Board of Directors and Corporate Governance - Insider Trading Policy”.  This information is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning director and executive compensation will be included in the RPC Proxy Statement for its 2026 Annual Meeting of Stockholders, in the sections titled Human Capital Management and Compensation Committee Interlocks and Insider Participation, Director Compensation, Compensation Discussion and Analysis, Human Capital Management and Compensation Committee Report and Executive Compensation. This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management, and such all officers and directors as a group, will be included in the RPC Proxy Statement for its 2026 Annual Meeting of Stockholders, in the section titled Stock Ownership of Certain Beneficial Owners and Management. This information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding equity compensation plans as of December 31, 2025.

	(A)		(C)
	Number of Securities	(B)	Number of Securities Remaining
	To Be Issued Upon	Weighted Average	Available for Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities Reflected in
Plan category	Rights	Warrants and Rights	Column (A))
Equity compensation plans approved by securityholders	618,372	$—	5,746,634	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	618,372	$—	5,746,634

(1)	All of the securities can be issued in the form of restricted stock or other stock awards.

See note to the consolidated financial statements titled “Employee Benefit Plans” to the consolidated financial statements for information regarding the material terms of the equity compensation plans.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Information concerning certain relationships and related party transactions will be included in the RPC Proxy Statement for its 2026 Annual Meeting of Stockholders, in the sections titled, Certain Relationships and Related Party Transactions. Information regarding director independence will be included in the RPC Proxy Statement for its 2026 Annual Meeting of Stockholders in the section titled Director Independence and NYSE Requirements. This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services will be included in the section titled Audit Matters, Independent Registered Public Accounting Firm in the RPC Proxy Statement for its 2026 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

Consolidated Financial Statements, Financial Statement Schedule and Exhibits

1.	Consolidated financial statements listed in the accompanying Index to consolidated financial statements and Schedule are filed as part of this report.
2.	The financial statement schedule listed in the accompanying Index to consolidated financial statements and Schedule is filed as part of this report.
3.	Exhibits listed in the accompanying Index to Exhibits are filed as part of this report. The following such exhibits are management contracts or compensatory plans or arrangements:

10.8 Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).

10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).

10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.11 to the Form10-K filed on February 28, 2025).
10.14	Form of Time-Lapse Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on May 2, 2012).
10.17	2014 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed on March 17, 2014).
10.20	Form of award agreement under Performance-Based Incentive Cash Compensation Plan (incorporated herein by reference to Exhibit 10.20 to the Form 10-K filed on February 28, 2017).
10.24	RPC, Inc. 2024 Stock Incentive Plan (incorporated herein by reference to the Registrant’s Proxy Statement filed on March 14, 2024).

10.26 Form of performance share unit award agreement. (incorporated herein by reference to Exhibit 10.24 to the Form 10-Q filed on April 28, 2023).

Exhibits (inclusive of item 3 above):

Exhibit Number	Description

3.1A	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to exhibit 3.1 to the Annual Report on Form 10-K filed on March 24, 2000).
3.1B	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(B) to the Quarterly Report on Form 10-Q filed May 8, 2006).
3.1C	Certificate of Amendment of Certificate of Incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(C) to the Quarterly Report on Form 10-Q filed August 2, 2011).
3.2	Amended and Restated By laws of RPC, Inc (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on October 30, 2025).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Annual Report on Form 10-K filed on March 25, 1999).
4.2	Description of Registrant's Securities. (incorporated herein by reference to Exhibit 4.2 to the Form 10-K filed on February 26, 2022).
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

10.8	Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10-K filed on March 16, 2005).
10.10	Performance-Based Incentive Cash Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 28, 2006).
10.11	Summary of Compensation Arrangements with Executive Officers (incorporated herein by reference to Exhibit 10.11 to the Form10-K filed on February 28, 2025).
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

10.24 10.25

RPC, Inc. 2024 Stock Incentive Plan (incorporated herein by reference to the Registrant’s Proxy Statement filed on March 14, 2024).

Registration Rights Agreement, dated February 27, 2025, by and between RPC, Inc and LOR, Inc. (incorporated herein by reference to Exhibit 10.25 to the Form 10-K filed on February 28, 2025).

10.26	Form of performance share unit award agreement. (incorporated herein by reference to Exhibit 10.24 to the Form 10-Q filed on April 28, 2023).
19	Insider trading policies and procedures
21	Subsidiaries of RPC
23	Consent of Grant Thornton LLP
24	Powers of Attorney for Directors
31.1	Section 302 certification for Chief Executive Officer
31.2	Section 302 certification for Chief Financial Officer
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer
97.1	Policy relating to recovery of erroneously awarded compensation (incorporated herein by reference to Exhibit 97.1 to the Form 10-K filed on February 28, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report for the year ended December 31, 2025, formatted in Inline XBRL

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPC, Inc.

/s/	Ben M. Palmer

Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ben M. Palmer
Ben M. Palmer	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2026

/s/ Michael L. Schmit
Michael L. Schmit	Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 27, 2026

The Directors of RPC (listed below) executed a power of attorney, appointing Ben M. Palmer their attorney-in-fact, empowering him to sign this report on their behalf.

Richard A. Hubbell, Director	John F. Wilson, Director
Jerry W. Nix, Director	Amy R. Kreisler, Director
Susan R. Bell, Director	Stephen E. Lewis, Director
Timothy C. Rollins, Director	Gary A. Kolstad, Director
Patrick J. Gunning, Director

/s/	Ben M. Palmer
Ben M. Palmer
Director and as Attorney-in-fact
February 27, 2026

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, REPORTS AND SCHEDULE

The following documents are filed as part of this report.

Schedules not listed above have been omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the years ended
	December 31, 2025, 2024 and 2023
	Balance at	Charged to	Net		Balance
	Beginning	Costs and	(Deductions)		at End of
(in thousands)	of Period	Expenses	Recoveries/Increases		Period
Year ended December 31, 2025
Credit loss allowance for accounts receivable	$7,906	$1,064	$(1,948)	(1)	$7,022
Deferred tax asset valuation allowance	391	—	(41)	(2)	350
Reserve for obsolete or slow moving inventory	$15,360	$3,415	$(4,079)	(3)	$14,696
Year ended December 31, 2024
Credit loss allowance for accounts receivable	$7,109	$1,527	$(730)	(1)	$7,906
Deferred tax asset valuation allowance	1,591	—	(1,200)	(2)	391
Reserve for obsolete or slow moving inventory	$15,925	$3,449	$(4,014)	(3)	$15,360
Year ended December 31, 2023
Credit loss allowance for accounts receivable	$7,078	$2,656	$(2,625)	(1)	$7,109
Deferred tax asset valuation allowance	990	601	—	(2)	1,591
Reserve for obsolete or slow moving inventory	$15,374	$3,063	$(2,512)	(3)	$15,925

(1)	Net (deductions) recoveries in the credit loss allowance principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	The valuation allowance for deferred tax assets is increased or decreased each year to reflect the state and foreign net operating losses and capital losses that management believes will not be utilized before they expire. Change in valuation allowance for the year ended December 31, 2025, resulted primarily from a tax planning strategy implemented in a certain foreign jurisdiction.
(3)	Net (deductions) recoveries in the reserve for obsolete or slow-moving inventory principally reflect the write-off and/or disposal of previously reserved inventory.