Form 10-Q
period 2026-03-31
RPC INC
filed 2026-05-08
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 24, 2026, RPC, Inc. had 221,637,935 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026, AND DECEMBER 31, 2025

(In thousands, except share and par value data)

	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$200,730	$209,974
Accounts receivable, net	374,693	327,668
Inventories	120,375	119,004
Income taxes receivable	1,701	6,302
Prepaid expenses	14,164	18,307
Other current assets	23,109	23,215
Total current assets	734,772	704,470
Property, plant and equipment, net	521,206	531,556
Operating lease right-of-use assets	22,209	24,094
Finance lease right-of-use assets	1,908	1,934
Goodwill	81,249	83,422
Other intangibles, net	96,742	97,499
Other assets	22,872	25,410
Total assets	$1,480,958	$1,468,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$160,765	$119,757
Accrued payroll and related expenses	26,955	38,636
Accrued insurance expenses	8,438	7,194
Accrued state, local and other taxes	5,101	3,543
Income taxes payable	881	787
Unearned revenue	—	13,233
Current portion of operating lease liabilities	6,408	7,606
Current portion of finance lease liabilities and finance obligations	1,018	977
Current portion of notes payable	20,000	20,000
Accrued expenses and other liabilities	5,397	5,419
Total current liabilities	234,963	217,152
Accrued insurance expenses	16,134	15,570
Notes payable	30,000	30,000
Operating lease liabilities	16,314	17,762
Finance lease liabilities	970	1,041
Other long-term liabilities	10,937	10,814
Deferred income taxes	75,338	76,875
Total liabilities	384,656	369,214
Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 221,637,935 and 220,571,673 shares issued and outstanding in 2026 and 2025, respectively	22,164	22,057
Capital in excess of par value	—	—
Retained earnings	1,076,801	1,079,664
Accumulated other comprehensive loss	(2,663)	(2,550)
Total stockholders’ equity	1,096,302	1,099,171
Total liabilities and stockholders’ equity	$1,480,958	$1,468,385

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026, AND 2025

(In thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Revenues	$454,755	$332,877
COSTS AND EXPENSES:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	355,585	243,895
Selling, general and administrative expenses	48,207	42,499
Acquisition related employment costs	7,292	—
Depreciation and amortization	42,854	35,623
Gain on disposition of assets, net	(1,803)	(1,526)
Operating income	2,620	12,386
Interest expense	(830)	(131)
Interest income	1,770	3,395
Other income, net	749	885
Income before income taxes	4,309	16,535
Income tax provision	3,454	4,505
Net income	$855	$12,030

Earnings per share
Basic	$0.00	$0.06
Diluted	$0.00	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2026, AND 2025

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Net income	$855	$12,030
Other comprehensive income (loss):
Foreign currency translation	(113)	7
Comprehensive income	$742	$12,037

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026, AND 2025

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2026
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2025	220,572	$22,057	$—	$1,079,664	$(2,550)	$1,099,171
Stock issued for stock incentive plans, net	1,607	161	3,337	—	—	3,498
Stock purchased and retired	(541)	(54)	(3,337)	(61)	—	(3,452)
Net income	—	—	—	855	—	855
Cash dividends ($0.04 per share)	—	—	—	(8,865)	—	(8,865)
Acquisition related employment costs, net of taxes	—	—	—	5,208	—	5,208
Foreign currency translation	—	—	—	—	(113)	(113)
Balance, March 31, 2026	221,638	$22,164	$—	$1,076,801	$(2,663)	$1,096,302

	Three Months Ended March 31, 2025
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2024	214,942	$21,494	$—	$1,059,625	$(2,828)	$1,078,291
Stock issued for stock incentive plans, net	1,501	150	2,629	—	—	2,779
Stock purchased and retired	(424)	(42)	(2,629)	(197)	—	(2,868)
Net income	—	—	—	12,030	—	12,030
Cash dividends ($0.04 per share)	—	—	—	(8,653)	—	(8,653)
Foreign currency translation	—	—	—	—	7	7
Balance, March 31, 2025	216,019	$21,602	$—	$1,062,805	$(2,821)	$1,081,586

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026, AND 2025

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$855	$12,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,854	35,623
Stock-based compensation expense	3,498	2,779
Gain on disposition of assets, net	(1,803)	(1,526)
Deferred income tax benefit	(1,537)	(2,669)
Acquisition related employment costs	7,292	—
Other non-cash adjustments	56	27
(Increase) decrease in assets:
Accounts receivable	(47,077)	24,310
Income taxes receivable	4,601	4,243
Inventories	(1,439)	(2,138)
Prepaid expenses	4,143	2,955
Other current assets	33	165
Other non-current assets	453	414
(Decrease) increase in liabilities:
Accounts payable	41,326	7,546
Income taxes payable	94	2,564
Unearned revenue	(13,233)	(43,995)
Accrued payroll and related expenses	(11,664)	(3,358)
Accrued insurance expenses	1,244	(1,051)
Accrued state, local and other taxes	1,558	2,204
Other accrued expenses	(1,283)	(365)
Retirement plan liabilities	—	(1,328)
Long-term accrued insurance expenses	564	1,767
Other long-term liabilities	638	(332)
Net cash provided by operating activities	31,173	39,865

INVESTING ACTIVITIES
Capital expenditures	(32,105)	(32,270)
Proceeds from sale of assets	4,265	4,827
Net cash used for investing activities	(27,840)	(27,443)

FINANCING ACTIVITIES
Payment of dividends	(8,865)	(8,653)
Cash paid for common stock purchased and retired	(3,452)	(2,868)
Cash paid for finance lease	(260)	(152)
Net cash used for financing activities	(12,577)	(11,673)

Net (decrease) increase in cash and cash equivalents	(9,244)	749
Cash and cash equivalents at beginning of period	209,974	325,975
Cash and cash equivalents at end of period	$200,730	$326,724

Supplemental cash flows disclosure:
Income tax payments, net	$185	$193
Interest paid	$746	$43
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$7,111	$4,916

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

The balance sheet at December 31, 2025, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025.

A group that includes Amy R. Kreisler and Timothy C. Rollins, each of whom is a director of the Company, certain of their family members, and certain companies under their and/or their family members’ control, controls in excess of fifty percent of the Company’s voting power.

2. RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Standards Update (ASU) Not Yet Adopted:

ASU 2025-11: Interim Reporting (Topic 270): Narrow-Scope Improvements: This ASU updates existing guidance related to interim reporting. This amendment provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The provisions in this ASU are effective beginning in the first quarter of 2028. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently assessing the potential impact of adoption of these provisions on the consolidated financial statements.

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

3. ACQUISITION

During the second quarter of 2025, RPC, through its wholly owned subsidiary, Thru Tubing Solutions, Inc., completed its previously announced acquisition of Pintail Alternative Energy, L.L.C. ("Pintail”). The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations primarily using Level 3 inputs. The preliminary purchase price allocation disclosed as of December 31, 2025, has been revised as new information was received and analyzed resulting in a $2.3 million increase in tradenames, a $100 thousand increase in customer

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

relationships and decreases in goodwill of $2.2 million and property, plant and equipment of $227 thousand. The changes are attributable to valuation refinements. No adjustments were made in the quarter ending March 31, 2026.

The measurement period concluded on April 1, 2026, and the fair values of assets acquired and liabilities assumed were finalized as of that date. Any subsequent changes resulting from new information obtained after the measurement period will be recognized in earnings in the period identified, in accordance with ASC 805. The amounts below represent the fair value at the end of the measurement period:

Amount
Cash and cash equivalents	$3,000
Accounts receivable	66,268
Inventories	7,544
Prepaid expenses	302
Property, plant and equipment, net	44,218
Operating lease right-of-use assets	541
Finance lease right-of-use assets	1,134
Other intangibles, net	95,400
Other assets	6
Total assets	218,413

Accounts payable	(46,288)
Accrued payroll and related expenses	(4,911)
Accrued state, local and other taxes	(1,498)
Current portion of notes payable	(4,375)
Current portion of operating lease liabilities	(231)
Current portion of finance lease liabilities	(501)
Accrued expenses and other liabilities	(8,673)
Long-term operating lease liabilities	(282)
Long-term finance lease liabilities	(659)
Total liabilities	(67,418)
Net assets acquired	150,995
Preliminary purchase price	181,420
Goodwill recorded	$30,425

The following table summarizes the amounts allocated to identifiable intangible assets acquired:

	Fair Value	Estimated Useful Life
(in thousands)
Customer relationships	$83,800	10
Trade names and trademarks	11,600	10
Intangible assets acquired	$95,400

The Consolidated Statement of Operations for the three months ended March 31, 2025, did not include Pintail’s operating results as the acquisition closed on April 1, 2025.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Nature of services:

RPC provides a broad range of specialized oilfield services to independent and major oil and gas companies engaged in the exploration, production and development of oil and gas properties throughout the United States and in selected international markets. RPC manages its business as either (1) services offered on the well site with equipment and personnel (Technical Services) or (2) services and tools offered off the well site (Support Services). For more detailed information about the Company’s operating segments, see Note titled “Business Segment and Entity Wide Disclosures.”

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregation of revenues:

See Note titled “Business Segment and Entity Wide Disclosures” for disaggregation of revenue by operating segment and services offered in each of them and by geographic regions.

Contract balances:

Contract assets representing the Company’s rights to consideration for work completed but not billed are included in accounts receivable, net in the accompanying Consolidated Balance Sheets and are shown below:

	March 31,	December 31,
	2026	2025
(in thousands)
Unbilled trade receivables	$69,324	$46,817

Substantially all the unbilled trade receivables disclosed were, or are expected to be, invoiced during the following quarter.

Unearned revenue

Contract liabilities represent payments received in advance of satisfying the Company’s performance obligation and are recognized over time as the service is performed. All of the $13.2 million recorded as unearned revenue as of December 31, 2025, was recognized as revenues during the first quarter of 2026.

5.    STOCK-BASED COMPENSATION

The Company has issued various forms of stock incentives, including incentive and non-qualified stock options, time-lapse restricted shares and performance share unit awards under its Stock Incentive Plans to officers, selected employees and non-employee directors.

In the first quarter of 2026, the Company issued 1,608,125 time-lapse restricted shares under the 2024 Stock Incentive Plan, to certain employees that will vest ratably over a period of three years. In addition, the Company granted performance share unit awards to its executive officers that vest based on the achievement of pre-established financial performance targets together with a modifier for stock performance based on total shareholder return. The awards will be issued at different levels based on the financial and stock performance achieved with a three-year cliff vesting. The grant date fair value of the awards was determined with the assistance of a third-party specialist based on a range of potential outcomes relative to the market condition. The Company periodically evaluates the portion of awards that are probable to vest and updates the compensation expense accrual accordingly.

As of March 31, 2026, there were 3,419,893 shares available for grant under the Company’s 2024 Stock Incentive Plan.

6. DEPRECIATION AND AMORTIZATION

Depreciation and amortization disclosed in the Consolidated Statements of Operations related to the following components:

	Three months ended
	March 31,
	2026	2025
(in thousands)
Cost of revenues	$37,126	$32,430
Selling, general and administrative expenses	5,728	3,193
Total	$42,854	$35,623

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For the three months ended March 31, 2026, the effective rate reflects a provision of 80.1% compared to a provision of 27.2% for the comparable period in the prior year. The increase in effective tax rate is primarily due to acquisition related employment costs that are permanently nondeductible for tax purposes, which had a disproportionate impact due to lower pretax income.

8.    EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. The following table shows the restricted shares of common stock and stock consideration issued to the Seller as part of Pintail acquisition (participating securities) outstanding and a reconciliation of outstanding weighted average shares:

	Three months ended
	March 31,
	2026	2025
(in thousands)
Net income available for stockholders	$855	$12,030
Less: Adjustments for earnings attributable to participating securities	(328)	(213)
Net income used in calculating earnings per share	$527	$11,817

Weighted average shares outstanding (including participating securities)	221,331	215,691
Adjustment for participating securities	(7,574)	(3,769)
Shares used in calculating basic and diluted earnings per share	213,757	211,922

9. ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	March 31,	December 31,
	2026	2025
(in thousands)
Trade receivables:
Billed	$310,142	$281,918
Unbilled	69,324	46,817
Other receivables	2,809	5,955
Total	382,275	334,690
Less: allowance for credit losses	(7,582)	(7,022)
Accounts receivable, net	$374,693	$327,668

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.    CURRENT EXPECTED CREDIT LOSSES

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	Three Months Ended
	March 31,
	2026	2025
(in thousands)
Beginning balance	$7,022	$7,906
Provision for current expected credit losses	573	130
Write-offs	(44)	(1,138)
Recoveries collected (net of expenses)	31	20
Ending balance	$7,582	$6,918

11.    INVENTORIES

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

	March 31,	December 31,
(in thousands)	2026	2025
Raw materials and supplies	$110,610	$109,259
Finished goods	9,765	9,745
Total Inventory	$120,375	$119,004

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. OTHER INTANGIBLES, NET

Intangible assets are amortized over their legal or estimated useful life. The following table provides a summary of the gross carrying value and accumulated amortization by each major intangible asset class as of March 31, 2026, and December 31, 2025:

		March 31, 2026		December 31, 2025
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Finite-lived intangibles:
Customer relationships	10	$93,800	$(11,130)	$93,700	$(8,778)
Trade names and trademarks	10	15,119	(2,359)	12,819	(1,816)
Software licenses	3	5,350	(4,038)	5,350	(3,776)
		$114,269	$(17,527)	$111,869	$(14,370)

During 2025, the Company acquired intangible assets; see Note titled “Acquisition” for additional details related to the intangible assets acquired.

Amortization expense for each of the periods presented follows:

	Three months ended
	March 31,
	2026	2025
(in thousands)
Amortization of finite-lived intangible assets	$3,158	$593

Estimated future amortization expense based on balances as of March 31, 2026, were as follows: $10.3 million for the remainder of 2026 and approximately $16.0 million for each of the years 2027 through 2029 and $14.9 million for 2030.

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors. The Credit Agreement’s maturity date is June 22, 2027, and the interest rate is based on Term Secured Overnight Financing Rate (Term SOFR). In addition, the terms of the agreement have a 1.00% per annum floor for Base Rate borrowings and permits the issuance of letters of credit in currencies other than U.S. dollars.

Under the Credit Agreement, when RPC’s trailing four quarter EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million: (i) the consolidated leverage ratio cannot exceed 2.50:1.00 and (ii) the debt service coverage ratio must be equal to or greater than 2.00:1.00; otherwise, the minimum tangible net worth must be greater than or equal to $400 million. As of both March 31, 2026, and 2025, the Company was in compliance with these covenants.

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

As of March 31, 2026, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $18.2 million; therefore, a total of $81.8 million of the facility was available. The Company assumed a Seller Note as part of the Pintail acquisition; see Note titled “Acquisition” for additional details related to the Seller Note. Interest incurred, which includes interest on the Seller Note, facility fees on the unused portion of the revolving credit facility and the amortization of loan costs, and interest paid on the Seller Note and the credit facility were as follows for the periods indicated:

	Three months ended
	March 31,
	2026	2025
(in thousands)
Interest incurred	$793	$73
Interest paid	746	43

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

The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended March 31, 2026, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at March 31, 2026, and December 31, 2025. Borrowings under our revolving credit facility and Seller Note are typically based on the quote from the lender (level 2 inputs),

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

which approximates fair value, and bear variable interest rates as described in the Note titled “Notes Payable”. The Company is subject to interest rate risk, to the extent there are outstanding borrowings on the variable component of the interest rate.

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

16.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

Foreign
Currency
Translation
(in thousands)
Balance at December 31, 2025	$(2,550)
Change during the period:
Before-tax amount	(113)
Balance at March 31, 2026	$(2,663)

Foreign
Currency
Translation
(in thousands)
Balance at December 31, 2024	$(2,828)
Change during the period:
Before-tax amount	7
Balance at March 31, 2025	$(2,821)

17. CASH PAID FOR COMMON STOCK PURCHASED AND RETIRED

The Company has a stock buyback program with authorization to repurchase up to 49,578,125 shares in the open market. During the three months ended March 31, 2026, there were no shares repurchased by the Company in the open market. As of March 31, 2026, there were 12,768,870 shares remaining available to be repurchased. The program does not have a preset expiration date. Repurchases of shares of the Company’s common stock may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, general market and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.

Shares purchased for withholding taxes represent taxes due upon vesting of time-based restricted share awards granted to employees.

Total share repurchases for each of the periods presented are detailed below:

	Three months ended March 31, 2026			Three months ended March 31, 2025
	No. of Shares	Avg. Price	Total Cost	No. of Shares	Avg. Price	Total Cost
(in thousands except per share data)
Shares purchased for withholding taxes	541	$6.38	$3,452	424	$6.76	$2,868
Open market purchases	—	—	—	—	—	—
Total	541	$6.38	$3,452	424	$6.76	$2,868

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The accounting policies of the reportable segments are the same as those referenced in Note titled “General.” Gains or losses on disposition of assets are reviewed on a consolidated basis, and accordingly the Company does not report gains or losses at the segment level. Intersegment revenues are generally recorded in segment operating results at prices that management believes approximate prices for arm’s length transactions and are not material to operating results.

RPC's Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. For each of the reportable segments, the CODM uses operating income to allocate resources (equipment, financial, and human resources. The CODM assesses performance and makes resource allocation decisions regarding, among others, staffing, growth and maintenance capital expenditures and key initiatives based on the operating segments.

Significant segment revenues, expenses and operating income by reportable segment for the three months ended March 31, 2026, and 2025 are shown in the following tables:

	Technical	Support
	Services	Services	Total
(in thousands)
2026
Revenues	$434,282	$20,473	$454,755

Employment costs (1)	98,275	5,291	103,566
Materials and supplies	148,486	996	149,482
Maintenance & repairs	47,569	3,131	50,700
Fleet and transportation	18,873	856	19,729
Other cost of revenues (2)	30,972	1,136	32,108
Cost of revenues (exclusive of depreciation and amortization)	$344,175	$11,410	$355,585

Employment costs (1)	16,807	2,606	19,413
Enterprise shared services (3)	9,592	446	10,038
Other selling, general and administrative expenses (4)	9,020	1,486	10,506
Selling, general and administrative expenses	$35,419	$4,538	$39,957

Segment depreciation and amortization	38,710	4,124	42,834
Segment operating income	$15,978	$401	$16,379
Unallocated corporate expenses (5)			8,270
Acquisition related employment costs			7,292
Gain on disposition of assets, net			(1,803)
Operating income			$2,620

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Technical	Support
	Services	Services	Total
(in thousands)
2025
Revenues	$311,844	$21,033	$332,877

Employment costs (1)	77,336	5,253	82,589
Materials and supplies	74,469	840	75,309
Maintenance & repairs	45,461	2,622	48,083
Fleet and transportation	10,151	805	10,956
Other cost of revenues (2)	25,832	1,126	26,958
Cost of revenues (exclusive of depreciation and amortization)	$233,249	$10,646	$243,895

Employment costs (1)	15,052	2,489	17,541
Enterprise shared services (3)	9,859	469	10,328
Other selling, general and administrative expenses (4)	7,418	1,427	8,845
Selling, general and administrative expenses	$32,329	$4,385	$36,714

Segment depreciation and amortization	32,263	3,341	35,604
Segment operating income	$14,003	$2,661	$16,664
Unallocated corporate expenses (5)			5,804
Gain on disposition of assets, net			(1,526)
Operating income			$12,386

(1)	Employment costs include employee payroll, share-based compensation, bonuses and amounts related to benefits for each of the income statement items. Additional employment costs are included within the Enterprise shared services amount.
(2)	Includes expenses related to rent, travel, insurance and other costs.
(3)	Includes costs incurred at the enterprise level that are allocated to each reportable segment based on payroll cost, headcount and revenues.
(4)	Includes professional fees, utilities, travel & entertainment and other costs.
(5)	Unallocated corporate expenses are included in selling general and administrative expenses at the consolidated level.

The table below shows the reconciliation of segment totals to the consolidated level for the three months ended March 31, 2026, and 2025:

	Technical	Support	Segment	Unallocated	Consolidated
	Services	Services	Total	Total	Total
(in thousands)
2026
Selling, general and administrative expenses	$35,419	$4,538	$39,957	$8,250	$48,207
Depreciation and amortization	38,710	4,124	42,834	20	42,854
Capital expenditures (1)	23,543	7,543	31,086	1,019	32,105
Total assets, end of period (2)	$1,094,800	$102,046	$1,196,846	$284,112	$1,480,958
2025
Selling, general and administrative expenses	$32,329	$4,385	$36,714	$5,785	$42,499
Depreciation and amortization	32,263	3,341	35,604	19	35,623
Capital expenditures (1)	22,543	8,401	30,944	1,326	32,270
Total assets, end of period (2)	$862,481	$86,443	$948,924	$396,995	$1,345,919

(1)	Unallocated total primarily related to corporate and enterprise services capital expenditures.
(2)	Unallocated total primarily consists of cash and cash equivalents of $200.7 million and $326.7 million managed at corporate as of March 31, 2026 and 2025 respectively.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes revenues for the United States and separately for all international locations combined for the three months ended March 31, 2026, and 2025. The revenues are based on the location of the use of the equipment or services. Assets related to international operations are less than 10% of RPC’s consolidated assets and therefore are not presented.

	Three months ended
	March 31,
	2026	2025
(in thousands)
United States revenues	$447,990	$324,879
International revenues	6,765	7,998
Total revenues	$454,755	$332,877

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended
	March 31,
	2026	2025
(in thousands)
Technical Services:
Pressure Pumping	$140,792	$133,617
Downhole Tools	105,910	93,865
Wireline	103,213	3,918
Coiled Tubing	38,479	31,930
Cementing	26,154	27,662
Nitrogen	7,404	7,912
Snubbing	7,882	7,336
All other	4,448	5,604
Total Technical Services	434,282	311,844

Support Services:
Rental Tools	13,808	15,402
All other	6,665	5,631
Total Support Services	20,473	21,033

Total revenues	$454,755	$332,877

19. SUBSEQUENT EVENT

Dividends

On April 28, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable June 10, 2026, to common stockholders of record at the close of business on May 8, 2026.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also Forward-Looking Statements on page 27.

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

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, is incorporated herein by reference.

During the first quarter of 2026, total revenues of $454.8 million increased by $121.9 million or 36.6% compared to the same period in the prior year.

Operating income was $2.6 million for the three months ended March 31, 2026, compared to $12.4 million for the same period of 2025.

Net income for the three months ended March 31, 2026, was $0.9 million, or $0.00 (rounded) diluted earnings per share compared to net income of $12.0 million, or $0.06 diluted earnings per share in the same period of 2025.

Net cash provided by operating activities decreased to $31.2 million for the three months ended March 31, 2026, compared to $39.9 million for the same period of 2025.

As of March 31, 2026, there were no outstanding borrowings under our credit facility.

Pintail Acquisition

As described in more detail in the notes to financial statements, on April 1, 2025, we completed our acquisition of Pintail Alternative Energy, L.L.C. ("Pintail”). Under the acquisition agreement, the consideration for the transaction consisted of: (i) $170 million in cash ("the Closing Cash”), subject to certain adjustments (ii) $25 million of RPC common stock (pursuant to which 4,545,454 shares were issued) (the “Stock Consideration”), and (iii) $50 million in the form of a secured note payable to Houston LP (the "Seller Note”). For further information, see “Acquisition related employment costs” and “Material Cash Requirements” below.

How We Evaluate Our Operations

We use Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), Adjusted EBITDA, Adjusted EBITDA margin and Free cash flow, all non-GAAP measures, to evaluate and analyze the operating performance of our businesses.

These measures should not be considered in isolation or as a substitute for performance or liquidity measures prepared in accordance with GAAP. Management believes that presenting these non-GAAP measures, other than free cash flow, enables investors to compare the operating performance of our core business consistently over various time periods, without regard to acquisition related employment costs and changes in our accounting for purchases of wireline cables, and in the case of Adjusted EBITDA and Adjusted EBITDA margin, without regard to changes in our capital structure. Management believes that free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating RPC's liquidity. Free cash flow should be considered in addition to, rather than as a substitute for, net cash provided by operating

RPC, INC. AND SUBSIDIARIES

activities as a measure of our liquidity. Additionally, RPC’s definition of free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures, due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, management believes it is important to view free cash flow as a measure that provides supplemental information to our Condensed Consolidated Statements of Cash Flows.

A non-GAAP financial measure is a numerical measure of financial performance, financial position, or cash flows that either 1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows, or 2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

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

Results of Operations

	Three months ended
	March 31,
	2026	2025
(in thousands, except for percentages)
Revenues by business segment:
Technical	$434,282	$311,844
Support	20,473	21,033
Total revenue	454,755	332,877

Cost of revenues (exclusive of depreciation and amortization shown separately below)	355,585	243,895
Selling, general and administrative expenses	48,207	42,499
Acquisition related employment costs	7,292	—
Depreciation and amortization	42,854	35,623
Gain on disposition of assets	(1,803)	(1,526)
Other income, net	(749)	(885)
Interest expense	830	131
Interest income	(1,770)	(3,395)
Income tax provision	3,454	4,505
Net income	$855	$12,030

Net income margin	0.2%	3.6%
Net cash provided by operating activities	$31,173	$39,865

Non-GAAP Financial Measures
Adjusted EBITDA	$53,515	$48,894
Adjusted EBITDA margin	11.8%	14.7%
Free cash flow	$(932)	$7,595

THREE MONTHS ENDED MARCH 31, 2026, COMPARED TO THREE MONTHS ENDED MARCH 31, 2025

Revenues. Revenues of $454.8 million for the three months ended March 31, 2026, increased 36.6% compared to the three months ended March 31, 2025. The increase in revenues was primarily due to revenues of $97.8 million from Pintail, which was acquired during the second quarter of 2025, coupled with revenue increases in pressure pumping, downhole tools and coiled tubing. The pressure pumping market remains highly competitive. Management believes the industry continues to be over-supplied and efficiency gains are contributing to excess capacity in the industry. These challenges have impacted activity levels, asset utilization, and pricing. International revenues represented 1.5% of total revenues in the first quarter of 2026 compared to 2.4% in the same period of the prior year. We believe that international revenues will continue to be less than 10% of RPC’s consolidated revenues in the foreseeable future.

RPC, INC. AND SUBSIDIARIES

During the first quarter of 2026, the average price of oil was 1.9% lower and the average price of natural gas was 16.2% higher, both compared to the same period in the prior year. The average domestic rig count (Source: Baker Hughes, Inc.) for the three months ended March 31, 2026, was 6.8% lower than in the same period in 2025.

The Technical Services segment revenues for the first quarter of 2026 increased by 39.3% compared to the same period of the prior year due primarily to the acquisition of Pintail, coupled with an increase in pressure pumping, downhole tools and coiled tubing revenues. Support Services segment revenues for the first quarter of 2026 decreased by 2.7% compared to the same period in the prior year, primarily due to lower pricing within rental tools.

Technical Services reported operating income was $16.0 million during the first quarter of 2026 compared to operating income of $14.0 million in the first quarter of 2025. The increase in Technical Services operating income was primarily due to an increase in downhole tool activity, partially offset by an overall weaker pricing environment and unfavorable pressure pumping job mix. The first quarter of 2026 includes operating results of Pintail. Support Services segment revenues for the first quarter of 2026 decreased by 2.7% compared to the same period in the prior year, primarily due to lower activity levels within rental tools. Support Services reported operating income of $401 thousand for the first quarter of 2026 compared to operating income of $2.7 million for the first quarter of 2025. First quarter 2026 Support Services operating income decreased by $2.3 million compared to the first quarter of the prior year due to lower pricing in rental tools and job mix.

Cost of revenues. Cost of revenues increased 45.8% to $355.6 million for the three months ended March 31, 2026, compared to $243.9 million for the three months ended March 31, 2025, primarily due to costs from Pintail, which was acquired during the second quarter of 2025, coupled with increases in expenses consistent with higher activity levels. In accordance with Staff Accounting Bulletin (SAB) Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $37.1 million for the first quarter of 2026 compared to $32.4 million for the first quarter of 2025.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $48.2 million for the three months ended March 31, 2026, compared to $42.5 million for the three months ended March 31, 2025, primarily due to an increase in variable expenses consistent with higher activity levels, coupled with expenses from Pintail, which was acquired during the second quarter of 2025.

Acquisition related employment costs. Acquisition related employment costs of $7.3 million represent non-cash accounting adjustments related to the Pintail acquisition costs that are contingent upon continued employment of certain Pintail employees.

Depreciation and amortization. Depreciation and amortization increased 20.3% to $42.9 million for the three months ended March 31, 2026, compared to $35.6 million for the three months ended March 31, 2025. Depreciation and amortization increased due to additional fixed assets and intangibles related to the Pintail acquisition, coupled with capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $1.8 million for the three months ended March 31, 2026, compared to $1.5 million for the three months ended March 31, 2025. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $749 thousand for the three months ended March 31, 2026, compared to $885 thousand for the same period in the prior year.

Interest expense and interest income. Interest expense increased to $830 thousand for the three months ended March 31, 2026, compared to $131 thousand for the three months ended March 31, 2025. Interest expense increased primarily due to interest on the Seller Note issued in conjunction with the Pintail acquisition. Interest expense includes interest on the Seller Note, facility fees on the unused portion of the credit facility and the amortization of loan costs. Interest income decreased to $1.8 million compared to $3.4 million in the prior year due to a lower average cash balance, primarily due to the acquisition of Pintail during the second quarter of 2025.

Income tax provision. Income tax provision was $3.5 million during the three months ended March 31, 2026, compared to $4.5 million tax provision for the same period in 2025. The effective tax rate was 80.1% for the three months ended March 31, 2026, compared to a 27.2% effective tax rate for the three months ended March 31, 2025. The increase in effective tax rate is primarily due to acquisition related employment costs that are permanently nondeductible for tax purposes, which had a disproportionate impact due to lower pretax income.

RPC, INC. AND SUBSIDIARIES

Net income, net income margin and diluted earnings per share. Net income was $0.9 million during the three months ended March 31, 2026, or $0.00 (rounded) diluted earnings per share, compared to net income of $12.0 million during the three months ended March 31, 2025, or $0.06 diluted earnings per share. Net income margin was 0.2% for the three months ended March 31, 2026, compared to 3.6% for the same period in the prior year.

Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA was $53.5 million, and Adjusted EBITDA margin was 11.8% for the three months ended March 31, 2026, compared to $48.9 million and 14.7%, respectively, for the same period in the prior year.

Cash provided by operating activities and Free cash flow. Cash provided by operating activities was $31.2 million for the three months ended March 31, 2026, compared to $39.9 million for the three months ended March 31, 2025. The decrease in cash provided by operating activities is due primarily to unfavorable changes in working capital, coupled with lower net income. Working capital was a use of cash during the current quarter primarily due to higher accounts receivable due to activity increases. Free cash flow was a use of $0.9 million for the three months ended March 31, 2026, compared to a source of $7.6 million for the three months ended March 31, 2025.

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

Set forth below are reconciliations of these non-GAAP measures with their most directly comparable GAAP measures.

	Three months ended
	March 31,	March 31,
(In thousands)	2026	2025
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$855	$12,030
Adjustments:
Add: Income tax provision	3,454	4,505
Add: Interest expense	830	131
Add: Depreciation and amortization	42,854	35,623
Less: Interest income	1,770	3,395
EBITDA	$46,223	$48,894

Add: Acquisition related employment costs	7,292	—
Adjusted EBITDA	$53,515	$48,894

Revenues	$454,755	$332,877

Net income margin(1)	0.2%	3.6%

Adjusted EBITDA margin(1)	11.8%	14.7%
(1)	Net income margin is calculated as net income divided by revenues. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by revenues.

RPC, INC. AND SUBSIDIARIES

	Three months ended March 31,
(In thousands)	2026	2025
Reconciliation of Operating Cash Flow to Free Cash Flow
Net cash provided by operating activities	$31,173	$39,865
Capital expenditures	(32,105)	(32,270)
Free cash flow	$(932)	$7,595

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents decreased $9.2 million to $200.7 million as of March 31, 2026, compared to cash and cash equivalents of $210.0 million as of December 31, 2025.

The following table sets forth the historical cash flows for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
(In thousands)
Net cash provided by operating activities	$31,173	$39,865
Net cash used for investing activities	(27,840)	(27,443)
Net cash used for financing activities	$(12,577)	$(11,673)

Cash provided by operating activities for the three months ended March 31, 2026, decreased by $8.7 million compared to the three months ended March 31, 2025, primarily due to unfavorable changes in working capital, coupled with a decrease in net income. Change in working capital was a use of cash of $21.7 million during the three months ended March 31, 2026, compared to a use of cash of $6.9 million in the same period last year. The most significant working capital related cash flow during the three months ended March 31, 2026, was a cash use of $47.1 million in accounts receivable, partially offset by a cash source of $41.3 million in accounts payable, both due to an increase in activity levels, coupled with the timing of payments and receipts. The changes in the other components of working capital were mainly due to the timing of payments and receipts.

Cash used for investing activities for the three months ended March 31, 2026, increased by $0.4 million compared to the three months ended March 31, 2025, primarily due to a decrease in proceeds from sale of assets, partially offset by a slight decrease in capital expenditures primarily related to the timing of new equipment deliveries. Capital expenditures were $32.1 million for the three months ended March 31, 2026, compared to $32.3 million for the three months ended March 31, 2025.

Cash used for financing activities for the three months ended March 31, 2026, increased by $0.9 million compared to the three months ended March 31, 2025, primarily due to an increase in repurchases of the Company’s shares for taxes related to the vesting of restricted shares.

Financial Condition and Liquidity

The Company’s financial condition remains strong. We believe the liquidity provided by our existing cash and cash equivalents and our overall strong capitalization is sufficient to meet our requirements for at least the next twelve months. Our material cash requirements, including commitments for capital expenditures, as of the end of the latest fiscal period, are set forth below under “Material Cash Requirements.” The Company’s decisions about the amount of cash to be used for investing and financing activities are influenced by our capital position, and the expected amount of cash to be provided by operations. RPC does not expect to utilize our revolving credit facility to meet these liquidity requirements in the near term.

The majority of our cash and cash equivalents are held at multiple financial institutions, each of which holds funds in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). These financial institutions are among the largest in the United States and we believe are a safe place to hold our deposits.

The Company currently has a $100.0 million revolving credit facility that matures in June 2027. The facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items. The

RPC, INC. AND SUBSIDIARIES

revolving credit facility includes a full and unconditional guarantee by the Company's 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors. The Credit Agreement’s maturity date is June 22, 2027, and the interest rate is based on Term Secured Overnight Financing Rate (Term SOFR). In addition, the terms of the agreement have a 1.00% per annum floor for Base Rate borrowings and permits the issuance of letters of credit in currencies other than U.S. dollars. As of March 31, 2026, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $18.2 million; therefore, a total of $81.8 million of the facility was available. The Company is currently in compliance with the credit facility financial covenants. For additional information with respect to RPC’s facility, see note to the consolidated financial statements titled “Notes Payable.”

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

Material Cash Requirements

The Company currently expects capital expenditures to be between $160 million and $180 million in 2026. We expect capital expenditures to be directed towards capitalized maintenance of our existing equipment and selected growth opportunities as well as the upgrade to our ERP and supply chain systems. As of March 31, 2026, $32.1 million had been spent.

During 2026, the Company continued its multi-year systems transformation program to upgrade its ERP and supply chain systems and continues to capitalize some costs associated with ERP implementation. We plan to continue the ERP implementation through a phased approach.

As noted above, the Company issued a Seller Note in connection with the Pintail Acquisition. The Seller Note matures on April 1, 2028, and provides for specified principal payments to be made annually through the third anniversary of the acquisition. The first principal payment of $20 million will be made on May 11, 2026. Interest on the Seller Note accrues at a variable rate equal to the SOFR for the applicable interest period, plus 2.0% per annum, or where applicable, at a specified default rate. For the first quarter of 2026, interest payments paid on the Seller Note totaled approximately $704 thousand. The Seller Note provides for principal reduction or cancellation upon certain events related to the employment of one of the sellers.

As of March 31, 2026 letters of credit outstanding relating to self-insurance programs and contract bids totaled $18.2 million.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are probable and reasonably estimated. These audits involve issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company has a stock buyback program with authorization to repurchase up to 49,578,125 shares in the open market. There were no shares repurchased on the open market during the first quarter of 2026, and 12,768,870 shares remained available to be repurchased under the current authorization as of March 31, 2026. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies. The stock buyback program does not have a predetermined expiration date. For additional information with respect to RPC’s stock buyback program, see note to the consolidated financial statements titled “Cash Paid for Common Stock Purchased and Retired.”

On April 28, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable June 10, 2026, to common stockholders of record at the close of business on May 8, 2026. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

Management expects to fund the foregoing obligations primarily from operating cash flows and existing cash, with the revolving credit facility providing added flexibility if needed.

RPC, INC. AND SUBSIDIARIES

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices and employ skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide services to the Company’s customers. In recent years, the price of labor and raw materials has increased. The cost increases have moderated but remain high by historical standards. Additionally, tariffs can impact the absolute costs of materials, as well as cause shifts in production to more domestic production adding inflationary pressures to domestic suppliers. Though the ultimate impact is uncertain, the Company does not currently expect tariffs on goods imported into the U.S. to result in materially higher costs of equipment.

OUTLOOK

The current and projected prices of oil, natural gas and natural gas liquids are important catalysts for U.S. domestic drilling activity and can be impacted by economic and policy developments as well as geopolitical disruptions. RPC believes that oil prices currently remain at levels sufficient to continue drilling and completion activities, however the recent fluctuations of oil prices and potential further volatility could result in the Company’s customers opting to delay completion activity. Long-term, projected higher demand for oil and natural gas should drive increased activity in most of the basins in which RPC operates. Recent geopolitical events in the Middle East have added new dynamics to the global market where infrastructure and physical supply have been restricted. Depending on the duration of the conflict’s impacts, activity outside of the Middle East could benefit.

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

RELATED PARTY TRANSACTIONS

Marine Products Corporation (Marine Products)

In conjunction with RPC’s spin-off of its powerboat manufacturing business, RPC and Marine Products entered into various agreements that define the companies’ relationship. Per the terms of their Transition Support Services agreement, which may be terminated by either party, RPC provides certain administrative services, including financial reporting and income tax administration, acquisition assistance, etc., to Marine Products. Charges from the Company (or from corporations that are subsidiaries of the Company) for such services were $414 thousand for the three months ended March 31, 2026, and $297 thousand for the comparable period in 2025. All of the Company’s directors are also directors of Marine Products, and the executive officers are employees of both the Company and Marine Products.

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

Other

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of or affiliated with certain directors of RPC. The total amounts paid to these affiliated parties were $15 thousand for the three months ended March 31, 2026, and $16 thousand for the three months ended March 31, 2025. All of the related party transactions are reviewed and approved by a subcommittee of the Nominating and Corporate Governance Committee consisting of independent members, or in certain instances, by the Audit Committee.

RPC, INC. AND SUBSIDIARIES

A group that includes Amy R. Kreisler and Timothy C. Rollins, each of whom is a director of the Company, certain of their family members, and certain companies under their and/or their family members’ control, controls in excess of fifty percent of the Company’s voting power.

RPC and Marine Products own 50% each of a limited liability company, 255 RC, LLC, that was created for the joint purchase and ownership of a corporate aircraft. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $43 thousand for the three months ended March 31, 2026, compared to $53 thousand for the comparable period in 2025.

Pursuant to the registration rights agreement between us and our largest stockholder, LOR, Inc. (LOR) and certain of its affiliates (collectively, the Selling Stockholders) and their permitted transferees, we have filed a shelf registration statement on Form S-3 with the SEC that expires on May 5, 2028. The Form S-3 shelf registration statement registers the resale of up to 127,235,202 shares of our common stock, which represents most of the Company securities held by the Selling Stockholders. In addition, they have the right to require, subject to certain conditions and limitations, certain piggyback registrations with respect to registrations initiated by us.

CRITICAL ACCOUNTING POLICIES

The discussion of Critical Accounting Policies is incorporated herein by reference from the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025. There have been no significant changes in the critical accounting policies since year-end.

IMPACT OF RECENT ACCOUNTING STANDARDS

See Note to the Consolidated Financial Statements titled “Recent Accounting Standards” for a description of recent accounting standards, including the expected dates of adoption and estimated effects on results of operations and financial condition.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services, trends in the industry, and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report include, without limitation, statements regarding: our belief that operating results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, estimated future amortization expense, the impact of ongoing sales and use tax audits in various jurisdictions, the outcome of lawsuits, legal proceedings, claims and audits, interest rate risk, the impact on our financial results of geopolitical events, the impact of global conflicts including the conflict involving Iran and the blockage of the Strait of Hormuz, the timing and amount of repurchases of shares of the Company’s common stock, that we continuously monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel, our belief that international revenues will continue to be less than 10% of RPC’s consolidated revenues in the foreseeable future, that the Company currently expects capital expenditures to be between $160 million and $180 million in 2026 and that we expect capital expenditures to be directed towards capitalized maintenance of our existing equipment and selected growth opportunities as well as the upgrade to our ERP and supply chain systems, our plan to continue the ERP implementation through a phased approach, that we expect to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors, our expectation to fund obligations primarily from operating cash flows and existing cash, with the revolving credit facility providing added flexibility if needed, that our financial condition remains strong, exposure to market risk and expectations regarding its impact, our belief that competition will remain intense, that oil prices currently remain at levels sufficient to continue drilling and completion activities,

RPC, INC. AND SUBSIDIARIES

however the recent fluctuations of oil prices and potential further volatility could result in the Company’s customers opting to delay completion activity. That long-term, projected higher demand for oil and natural gas should drive increased activity in most of the basins in which RPC operates, that recent geopolitical events in the Middle East have added new dynamics to the global market where infrastructure and physical supply have been restricted, and depending on the duration of the conflict’s impacts, activity outside of the Middle East could benefit. and expectations regarding changes in internal controls.

Such forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the volatility of oil and natural gas prices; our concentration of customers in the energy industry and periodic downturns; our business depends on capital spending by our customers, many of whom rely on outside financing to fund their operations; dependence on our key personnel; our ability to identify or complete acquisitions; our ability to attract and retain skilled workers; some of our equipment and several types of materials used in providing our services are available from a limited number of suppliers; whether outside financing is available or favorable to us; increasing expectations from customers, investors and other stakeholders regarding our environmental, social and governance practices; our compliance with regulations and environmental laws; possible declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services; the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, including the current conflict involving Israel and the Gaza Strip, which could impact drilling activity; adverse weather conditions in oil or gas producing regions, including the Gulf of America; competition in the oil and gas industry, especially in pressure pumping, and adverse impacts from the industry being over-supplied; limits to the Company’s ability to implement price increases; the potential impact of possible future regulations on hydraulic fracturing on our business; risks of international operations; reliance on large customers; our operations rely on digital systems and processes that are subject to cyber-attacks or other threats; and our cash and cash equivalents are held primarily at a single financial institution, the potential for tariffs to increase our costs of materials and reduce our profitability, and capital expenditures are determined based on current expectations for our business, as a result, the occurrence of any of the foregoing or changes in our business model or expectations may cause us to materially increase or decrease our capital spending plans. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility and the Pintail Seller Note. As of March 31, 2026, there were no outstanding interest-bearing advances on our credit facility, which provides for interest at a floating rate.

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

As of the end of the period covered by this report, March 31, 2026 (“the Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, which excluded the impact of the acquisition of Pintail, discussed below, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

RPC, INC. AND SUBSIDIARIES

As discussed in the Note titled “Acquisition” of the Notes to Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this Form 10-Q for the quarter ended March 31, 2026, we completed the acquisition of Pintail during the second quarter of 2025. As part of our post-closing integration activities, we have been engaged in the process of assessing the internal controls of Pintail and are continuing to integrate policies, processes, people, technology, and operations for the post-acquisition combined company. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded the internal control over financial reporting of Pintail from the evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. We have reported the operating results of Pintail in our Consolidated Statements of Operations and Statements of Cash Flows from the acquisition date through March 31, 2026. As of March 31, 2026, total assets related to Pintail represented approximately 17% of our total assets as of March 31, 2026. Revenues from Pintail represented approximately 21% of our total consolidated revenues for the three months ended March 31, 2026.

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

Other than the changes to Pintail controls noted above, there were no changes in the Company’s internal control over financial reporting during the first quarter of 2026 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RPC, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

RPC is involved in litigation from time to time in the ordinary course of its business. RPC does not believe that the outcome of such litigation will have a material adverse effect on the financial position or results of operations of RPC.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Geopolitical conflict involving Iran; disruption of the Strait of Hormuz; volatility and sustained increases in oil and natural gas prices

Geopolitical instability in the Middle East, including the ongoing conflict involving Iran, as well as any actual or threatened disruption, closure, or restricted transit of the Strait of Hormuz, including the current closure, could adversely affect global oil and natural gas markets and materially impact our business, financial condition, results of operations and cash flows. The Strait of Hormuz is a critical transit chokepoint through which a significant portion of the world’s seaborne oil and natural gas supply flows, and recent military activity, attacks on shipping and threats of blockade in and around the Strait have contributed to sharp increases in crude oil and natural gas prices and heightened commodity price volatility. Future escalation of the Iran conflict, prolonged impairment or closure of the Strait of Hormuz, additional sanctions or export restrictions, or further attacks on oil and gas infrastructure or shipping lanes in the region could reduce global supply, drive sustained or extreme spikes in oil and natural gas prices, and increase uncertainty in the energy markets.

In addition, heightened geopolitical tensions related to the Iran conflict may result in new or expanded economic sanctions, export controls, tariffs or other governmental actions that could indirectly affect our customers, suppliers and financing sources, as well as broader macroeconomic conditions. These developments could impair our customers’ access to capital, increase their cost of capital or operating costs, or otherwise reduce their ability or willingness to fund exploration and production activity, which would negatively affect demand for our services.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026, to January 31, 2026	540,526	(2)	$6.38	—	12,768,870
February 1, 2026, to February 28, 2026	—		—	—	12,768,870
March 1, 2026, to March 31, 2026	—		—	—	12,768,870
Total	540,526		$6.38	—	12,768,870

(1) The Company has a stock buyback program initially adopted in 1998 (and subsequently amended in 2013, 2021 and 2023) that authorizes the repurchase of up to 49.578,125 shares. There were no shares purchased on the open market during the first quarter of 2026 and 12,768,870 shares remain available to be repurchased under the current authorization as of March 31, 2026. Currently the program does not have a predetermined expiration date.

(2)Includes shares repurchased by the Company in connection with taxes related to vesting of restricted shares.

RPC, INC. AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Membership Interest Purchase Agreement dated April 1, 2025 (portions of this Exhibit have been omitted) (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8‑K filed on April 7, 2025).

3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on October 30, 2025).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	Amendment To Membership Interest Purchase Agreement dated March 27, 2026.
10.2	Note Modification and Extension Agreement dated March 28, 2026.
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Ben M. Palmer
Date: May 8, 2026	Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael L. Schmit
Date: May 8, 2026	Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)