Form 10-Q
period 2026-06-30
RPC INC
filed 2026-07-30
CIK 742278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of  July 24, 2026, RPC, Inc. had 221,657,012 shares of common stock outstanding.

RPC, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026, AND DECEMBER 31, 2025

(In thousands, except share and par value data)

	June 30,	December 31,
	2026	2025
ASSETS	(Unaudited)	(Note 1)
Cash and cash equivalents	$179,468	$209,974
Accounts receivable, net	378,538	327,668
Inventories	125,793	119,004
Income taxes receivable	3,411	6,302
Prepaid expenses	15,544	18,307
Other current assets	23,220	23,215
Total current assets	725,974	704,470
Property, plant and equipment, net	519,012	531,556
Operating lease right-of-use assets	19,466	24,094
Finance lease right-of-use assets	1,623	1,934
Goodwill	81,249	83,422
Other intangibles, net	93,764	97,499
Other assets	18,667	25,410
Total assets	$1,459,755	$1,468,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$146,966	$119,757
Accrued payroll and related expenses	33,188	38,636
Accrued insurance expenses	8,063	7,194
Accrued state, local and other taxes	6,066	3,543
Income taxes payable	896	787
Unearned revenue	—	13,233
Current portion of operating lease liabilities	5,759	7,606
Current portion of finance lease liabilities	941	977
Current portion of notes payable	10,000	20,000
Accrued expenses and other liabilities	5,434	5,419
Total current liabilities	217,313	217,152
Accrued insurance expenses	17,254	15,570
Notes payable	20,000	30,000
Operating lease liabilities	14,423	17,762
Finance lease liabilities	756	1,041
Other long-term liabilities	6,941	10,814
Deferred income taxes	74,319	76,875
Total liabilities	351,006	369,214
Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value, 349,000,000 shares authorized, 221,657,012 and 220,571,673 shares issued and outstanding in 2026 and 2025, respectively	22,166	22,057
Capital in excess of par value	—	—
Retained earnings	1,089,403	1,079,664
Accumulated other comprehensive loss	(2,820)	(2,550)
Total stockholders’ equity	1,108,749	1,099,171
Total liabilities and stockholders’ equity	$1,459,755	$1,468,385

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

(In thousands except per share data)

(Unaudited)

	Three months ended		Six months ended June 30,
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$460,869	$420,809	$915,624	$753,686
COSTS AND EXPENSES:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	345,718	317,746	701,303	561,641
Selling, general and administrative expenses	51,523	40,825	99,730	83,324
Acquisition related employment costs	7,291	6,554	14,583	6,554
Depreciation and amortization	42,982	42,347	85,836	77,970
Gain on disposition of assets, net	(1,416)	(2,199)	(3,219)	(3,725)
Operating income	14,771	15,536	17,391	27,922
Interest expense	(671)	(1,007)	(1,501)	(1,138)
Interest income	1,546	1,618	3,316	5,013
Other income, net	929	1,152	1,678	2,037
Income before income taxes	16,575	17,299	20,884	33,834
Income tax provision	4,500	7,151	7,954	11,656
Net income	$12,075	$10,148	$12,930	$22,178

Earnings per share
Basic	$0.05	$0.05	$0.06	$0.10
Diluted	$0.05	$0.05	$0.06	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$12,075	$10,148	$12,930	$22,178
Other comprehensive income (loss):
Foreign currency translation	(157)	291	(270)	298
Comprehensive income	$11,918	$10,439	$12,660	$22,476

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

(In thousands)

(Unaudited)

	Six months ended June 30, 2026
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2025	220,572	$22,057	$—	$1,079,664	$(2,550)	$1,099,171
Stock issued for stock incentive plans, net	1,607	161	3,337	—	—	3,498
Stock purchased and retired	(541)	(54)	(3,337)	(61)	—	(3,452)
Net income	—	—	—	855	—	855
Cash dividends ($0.04 per share)	—	—	—	(8,865)	—	(8,865)
Acquisition related employment costs, net of taxes	—	—	—	5,208	—	5,208
Foreign currency translation	—	—	—	—	(113)	(113)
Balance, March 31, 2026	221,638	22,164	—	1,076,801	(2,663)	1,096,302
Stock issued for stock incentive plans, net	19	2	4,182	—	—	4,184
Stock purchased and retired	—	—	(4,182)	4,182	—	—
Net income	—	—	—	12,075	—	12,075
Cash dividends ($0.04 per share)	—	—	—	(8,864)	—	(8,864)
Acquisition related employment costs, net of taxes	—	—	—	5,209	—	5,209
Foreign currency translation	—	—	—	—	(157)	(157)
Balance, June 30, 2026	221,657	$22,166	$—	$1,089,403	$(2,820)	$1,108,749

	Six months ended June 30, 2025
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance, December 31, 2024	214,942	$21,494	$—	$1,059,625	$(2,828)	$1,078,291
Stock issued for stock incentive plans, net	1,501	150	2,629	—	—	2,779
Stock purchased and retired	(424)	(42)	(2,629)	(197)	—	(2,868)
Net income	—	—	—	12,030	—	12,030
Cash dividends ($0.04 per share)	—	—	—	(8,653)	—	(8,653)
Foreign currency translation	—	—	—	—	7	7
Balance, March 31, 2025	216,019	21,602	—	1,062,805	(2,821)	1,081,586
Stock issued for stock incentive plans, net	4,598	460	2,885	—	—	3,345
Stock purchased and retired	—	—	(2,885)	2,885	—	—
Net income	—	—	—	10,148	—	10,148
Cash dividends ($0.04 per share)	—	—	—	(8,825)	—	(8,825)
Acquisition related employment costs, net of taxes	—	—	—	4,470	—	4,470
Foreign currency translation	—	—	—	—	291	291
Balance, June 30, 2025	220,617	$22,062	$—	$1,071,483	$(2,530)	$1,091,015

The accompanying notes are an integral part of these consolidated financial statements.

RPC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026, AND 2025

(In thousands)

(Unaudited)

	Six months ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$12,930	$22,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,836	77,970
Stock-based compensation expense	7,682	6,124
Gain on disposition of assets, net	(3,219)	(3,725)
Deferred income tax benefit	(2,556)	(3,772)
Acquisition related employment costs	14,583	6,554
Other non-cash adjustments	119	(193)
(Increase) decrease in assets:
Accounts receivable	(50,996)	39,678
Income taxes receivable	2,891	3,027
Inventories	(6,948)	(2,317)
Prepaid expenses	2,762	2,524
Other current assets	(164)	(579)
Retirement plan assets	—	(823)
Other non-current assets	2,576	(1,213)
(Decrease) increase in liabilities:
Accounts payable	26,934	(21,350)
Income taxes payable	109	4,725
Unearned revenue	(13,233)	(45,376)
Accrued payroll and related expenses	(5,388)	1,644
Accrued insurance expenses	869	433
Accrued state, local and other taxes	2,523	2,494
Other accrued expenses	(1,964)	273
Retirement plan liabilities	—	(767)
Long-term accrued insurance expenses	1,684	1,412
Other long-term liabilities	(2,423)	4,022
Net cash provided by operating activities	74,607	92,943

INVESTING ACTIVITIES
Capital expenditures	(70,837)	(75,323)
Proceeds from sale of assets	7,421	9,496
Purchase of business, net of cash and debt assumed	—	(165,656)
Net cash used for investing activities	(63,416)	(231,483)

FINANCING ACTIVITIES
Payment of dividends	(17,729)	(17,478)
Repayment of debt	(20,000)	(4,502)
Cash paid for common stock purchased and retired	(3,452)	(2,868)
Cash paid for finance lease	(516)	(474)
Net cash used for financing activities	(41,697)	(25,322)

Net decrease in cash and cash equivalents	(30,506)	(163,862)
Cash and cash equivalents at beginning of period	209,974	325,975
Cash and cash equivalents at end of period	$179,468	$162,113

Supplemental cash flows disclosure:
Income tax payments, net	$7,402	$7,498
Interest paid	$1,335	$875
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$7,693	$10,322

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

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

3. ACQUISITION

On April 1, 2025 (the "Closing Date”), RPC, through its wholly owned subsidiary, Thru Tubing Solutions, Inc., completed the acquisition of Pintail Alternative Energy, L.L.C ("Pintail”). The supplemental pro forma financial information presented below has been prepared using the acquisition method of accounting and is based on the historical financial information of Pintail and RPC. This pro forma financial information does not necessarily represent what the combined company’s revenues or results

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of operations would have been had the acquisition been completed on January 1, 2024, nor do they intend to be a projection of future operating results of the combined company.

The following table provides unaudited supplemental pro forma financial information for the six months ended on June 30, 2025, as if the acquisition of Pintail had occurred on January 1, 2024. The unaudited pro forma information includes incremental depreciation expense related to fair value adjustments to property, plant and equipment, amortization of intangible assets acquired, removal of non-recurring transaction costs directly associated with the Merger, and interest expense on the Seller Note, as well as the Acquisition related employment costs associated with the Contingent Consideration and Redistribution Payments. The unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Pintail.

Six months ended June 30,
2025
(in thousands)
Revenues	$861,438
Net income	21,773

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	June 30,	December 31,
	2026	2025
(in thousands)
Unbilled trade receivables	$65,640	$46,817

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

As of June 30, 2026, there were 3,392,311 shares available for grant under the Company’s 2024 Stock Incentive Plan.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. DEPRECIATION AND AMORTIZATION

Depreciation and amortization disclosed in the Consolidated Statements of Operations related to the following components:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
(in thousands)
Cost of revenues	$37,447	$36,595	$74,573	$69,025
Selling, general and administrative expenses	5,535	5,752	11,263	8,945
Total	$42,982	$42,347	$85,836	$77,970

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

For the three months ended June 30, 2026, the effective rate reflects a provision of 27.1% compared to a provision of 41.3% for the comparable period in the prior year. For the six months ended June 30, 2026, the effective rate reflects a provision of 38.1% compared to a provision of 34.5% for the comparable period in the prior year. The change in effective tax rate is primarily due to the smaller impact of discrete and permanent adjustments on pretax income.

8.    EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the respective periods. In addition, the Company has periodically issued share-based payment awards that contain non-forfeitable rights to dividends and are therefore considered participating securities. The following table shows the restricted shares of common stock outstanding issued to employees and as seller consideration as part of Pintail acquisition (participating securities) and a reconciliation of outstanding weighted average shares:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
(in thousands)
Net income available for stockholders	$12,075	$10,148	$12,930	$22,178
Less: Adjustments for earnings attributable to participating securities	(424)	(21)	(655)	(256)
Net income used in calculating earnings per share	$11,651	$10,127	$12,275	$21,922

Weighted average shares outstanding (including participating securities)	221,659	220,610	221,495	218,150
Adjustment for participating securities	(6,662)	(8,390)	(6,713)	(6,080)
Shares used in calculating basic and diluted earnings per share	214,997	212,220	214,782	212,070

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. ACCOUNTS RECEIVABLE

Accounts receivable, net consists of the following:

	June 30,	December 31,
	2026	2025
(in thousands)
Trade receivables:
Billed	$316,061	$281,918
Unbilled	65,640	46,817
Other receivables	5,500	5,955
Total	387,201	334,690
Less: allowance for credit losses	(8,663)	(7,022)
Accounts receivable, net	$378,538	$327,668

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

	Six months ended
	June 30,
	2026	2025
(in thousands)
Beginning balance	$7,022	$7,906
Provision for current expected credit losses	2,360	207
Write-offs	(750)	(1,264)
Recoveries collected (net of expenses)	31	58
Ending balance	$8,663	$6,907

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	June 30,	December 31,
(in thousands)	2026	2025
Raw materials and supplies	$115,406	$109,259
Finished goods	10,387	9,745
Total Inventory	$125,793	$119,004

12. OTHER INTANGIBLES, NET

Intangible assets are amortized over their legal or estimated useful life. The following table provides a summary of the gross carrying value and accumulated amortization by each major intangible asset class as of June 30, 2026, and December 31, 2025:

		June 30, 2026		December 31, 2025
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Finite-lived intangibles:
Customer relationships	10	$93,800	$(13,475)	$93,700	$(8,778)
Trade names and trademarks	10	15,119	(2,729)	12,819	(1,816)
Software licenses	3	5,350	(4,301)	5,350	(3,776)
		$114,269	$(20,505)	$111,869	$(14,370)

Amortization expense for each of the periods presented follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
(in thousands)
Amortization of finite-lived intangible assets	$2,750	$3,017	$5,908	$3,610

Estimated future amortization expense based on balances as of June 30, 2026, were as follows: $6.7 million for the remainder of 2026 and approximately $15.0 million for each of the years 2027 through 2029 and $14.2 million for 2030.

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

During the second quarter, the Company resolved certain state sales and use tax matters for which it had previously received tax notifications. The resolution did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Litigation - RPC is a party to various routine legal proceedings primarily involving commercial claims, employee liability and workers’ compensation claims, claims for personal injury, and other claims. RPC insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will, in every case, fully indemnify RPC against liabilities arising out of pending and future legal proceedings related to its business activities.

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RPC is also subject to sales and use tax audits in various jurisdictions. While the outcome of these existing lawsuits, legal proceedings, claims and audits cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on RPC’s business or financial condition.

14.    NOTES PAYABLE

On June 30, 2026, RPC entered into an Amended and Restated Credit Agreement (the "Credit Agreement”), between RPC, the Lenders party thereto, the Subsidiary Loan Parties party thereto and Bank of America, N.A., as Administrative Agent, which amended and restated the original Credit Agreement. The Amended Credit Agreement, among other things, extends the maturity date for revolving loans from June 22, 2027, to June 30, 2031, and removes the SOFR Adjustment to pricing. There were no other material changes to the original Credit Agreement which provides for a line of credit of up to $100 million, including a $35 million letter of credit sub-facility, and a $35 million swingline sub-facility. The Credit Agreement covenants contain customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items, as well as providing for acceleration of amounts due upon the occurrence of certain specified events of default. The Credit Agreement also includes a full and unconditional guarantee by the Company's 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors. Additionally, the Credit Agreement permits the issuance of letters of credit in currencies other than U.S. dollars.

Under the Credit Agreement, when RPC’s trailing four quarter Adjusted EBITDA (as calculated under the Credit Agreement) is equal to or greater than $50 million: (i) the consolidated leverage ratio cannot exceed 2.50:1.00 and (ii) the debt service coverage ratio must be equal to or greater than 2.00:1.00; otherwise, the minimum tangible net worth must be greater than or equal to $400 million.

Revolving loans bear interest at one of the following two rates at the Company’s election:

●Term Secured Overnight Financing Rate (Term SOFR); plus, a margin ranging from 1.25% to 2.25%, based on a quarterly consolidated leverage ratio calculation, and
●the Base Rate, which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s publicly announced, “prime rate,” (c) the Term SOFR plus 1.00%, and (d) 1.00%; in each case plus a margin that ranges from 0.25% to 1.25% based on a quarterly consolidated leverage ratio calculation.

In addition, the Company pays an annual fee ranging from 0.20% to 0.30%, based on a quarterly consolidated leverage ratio calculation, on the unused portion of the credit facility.

The Company incurred approximately $258 thousand of costs associated with the Amended Credit Agreement. These costs are being amortized to interest expense over the remaining term of the loan, and the unamortized balance is classified as part of non-current other assets. As of June 30, 2026, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $18.2 million; therefore, a total of $81.8 million of the facility was available.

The Company assumed a Seller Note as part of the Pintail acquisition. Interest incurred includes interest on the Seller Note, facility fees on the unused portion of the revolving credit facility and the amortization of loan costs. Interest paid includes amounts due on the Seller Note and the credit facility. These amounts are presented below for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
(in thousands)
Interest incurred	$638	$878	$1,431	$951
Interest paid	589	832	1,335	875

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s policy is to recognize transfers between levels at the beginning of quarterly reporting periods. For the quarter ended June 30, 2026, there were no significant transfers in or out of levels 1, 2 or 3.

Under the Company’s revolving credit facility, there was no balance outstanding at June 30, 2026, and December 31, 2025. Borrowings under our revolving credit facility and Seller Note are typically based on the quote from the lender (level 2 inputs), which approximates fair value, and bear variable interest rates as described in the Note titled “Notes Payable”. The Company is subject to interest rate risk, to the extent there are outstanding borrowings on the variable component of the interest rate.

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

16.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

Foreign
Currency
Translation
(in thousands)
Balance at December 31, 2025	$(2,550)
Change during the period:
Before-tax amount	(270)
Balance at June 30, 2026	$(2,820)

Foreign
Currency
Translation
(in thousands)
Balance at December 31, 2024	$(2,828)
Change during the period:
Before-tax amount	298
Balance at June 30, 2025	$(2,530)

17. CASH PAID FOR COMMON STOCK PURCHASED AND RETIRED

The Company has a stock buyback program with authorization to repurchase up to 49,578,125 shares in the open market. During the three months ended June 30, 2026, there were no shares repurchased by the Company in the open market. As of June 30, 2026, there were 12,768,870 shares remaining available for repurchase. The program does not have a preset expiration date. Repurchases of shares of the Company’s common stock may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the market price of the Company's shares, general market

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and economic conditions, and other factors. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or discontinued at any time.

Shares purchased for withholding taxes represent taxes due upon vesting of time-based restricted share awards granted to employees.

Total share repurchases for each of the periods presented are detailed below:

	Six months ended June 30, 2026			Six months ended June 30, 2025
	No. of Shares	Avg. Price	Total Cost	No. of Shares	Avg. Price	Total Cost
(in thousands except per share data)
Shares purchased for withholding taxes	541	$6.38	$3,452	424	$6.76	$2,868

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

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Significant segment revenues, expenses and operating income by reportable segment for the three and six months ended June 30, 2026, and 2025 are shown in the following tables:

	Three months ended June 30,			Six months ended June 30,
	Technical	Support		Technical	Support
	Services	Services	Total	Services	Services	Total
(in thousands)
2026
Revenues	$438,115	$22,754	$460,869	$872,397	$43,227	$915,624

Employment costs (1)	99,975	5,339	105,314	198,250	10,630	208,880
Materials and supplies	132,061	914	132,975	280,547	1,910	282,457
Maintenance & repairs	52,102	2,880	54,982	99,671	6,011	105,682
Fleet and transportation	19,292	987	20,279	38,165	1,843	40,008
Other cost of revenues (2)	30,968	1,200	32,168	61,940	2,336	64,276
Cost of revenues (exclusive of depreciation and amortization)	$334,398	$11,320	$345,718	$678,573	$22,730	$701,303

Employment costs (1)	17,622	2,774	20,396	34,429	5,380	39,809
Enterprise shared services (3)	9,645	457	10,102	19,237	903	20,140
Other selling, general and administrative expenses (4)	10,051	1,789	11,840	19,071	3,275	22,346
Selling, general and administrative expenses	$37,318	$5,020	$42,338	$72,737	$9,558	$82,295

Segment depreciation and amortization	38,837	4,124	42,961	77,547	8,248	85,795
Segment operating income	$27,562	$2,290	$29,852	$43,540	$2,691	$46,231
Unallocated corporate expenses (5)			9,206			17,476
Acquisition related employment costs			7,291			14,583
Gain on disposition of assets, net			(1,416)			(3,219)
Operating income			$14,771			$17,391

	Three months ended June 30,			Six months ended June 30,
	Technical	Support		Technical	Support
	Services	Services	Total	Services	Services	Total
(in thousands)
2025
Revenues	$396,754	$24,055	$420,809	$708,598	$45,088	$753,686

Employment costs (1)	97,550	5,314	102,864	174,886	10,567	185,453
Materials and supplies	110,998	955	111,953	185,467	1,795	187,262
Maintenance & repairs	50,055	2,924	52,979	95,516	5,546	101,062
Fleet and transportation	13,458	683	14,141	23,609	1,488	25,097
Other cost of revenues (2)	34,484	1,325	35,809	60,316	2,451	62,767
Cost of revenues (exclusive of depreciation and amortization)	$306,545	$11,201	$317,746	$539,794	$21,847	$561,641

Employment costs (1)	15,498	2,628	18,126	30,550	5,117	35,667
Enterprise shared services (3)	9,286	416	9,702	19,145	885	20,030
Other selling, general and administrative expenses (4)	6,455	691	7,146	13,873	2,118	15,991
Selling, general and administrative expenses	$31,239	$3,735	$34,974	$63,568	$8,120	$71,688

Segment depreciation and amortization	37,847	4,480	42,327	70,110	7,821	77,931
Segment operating income	$21,123	$4,639	$25,762	$35,126	$7,300	$42,426
Unallocated corporate expenses (5)			5,871			11,675
Acquisition related employment costs			6,554			6,554
Gain on disposition of assets, net			(2,199)			(3,725)
Operating income			$15,536			$27,922

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Employment costs include employee payroll, share-based compensation, bonuses and amounts related to benefits for each of the income statement items. Additional employment costs are included within the Enterprise shared services amount.
(2)	Includes expenses related to rent, travel, insurance and other costs.
(3)	Includes costs incurred at the enterprise level that are allocated to each reportable segment based on payroll cost, headcount and revenues.
(4)	Includes professional fees, utilities, travel & entertainment and other costs.
(5)	Unallocated corporate expenses are included in selling general and administrative expenses at the consolidated level.

The table below shows the reconciliation of segment totals to the consolidated level for the three and six months ended June 30, 2026, and 2025:

	Technical	Support	Segment	Unallocated	Consolidated
	Services	Services	Total	Total	Total
(in thousands)
2026
Selling, general and administrative expenses	$37,318	$5,020	$42,338	$9,185	$51,523
Depreciation and amortization	38,837	4,124	42,961	21	42,982
Capital expenditures (1)	32,819	3,701	36,520	2,212	38,732
Total assets, end of period (2)	$1,093,864	$103,687	$1,197,551	$262,204	$1,459,755
2025
Selling, general and administrative expenses	$31,239	$3,735	$34,974	$5,851	$40,825
Depreciation and amortization	37,847	4,480	42,327	20	42,347
Capital expenditures (1)	32,451	6,343	38,794	4,259	43,053
Total assets, end of period (2)	$1,102,165	97,089	$1,199,254	$265,142	$1,464,396

	Technical	Support	Segment	Unallocated	Consolidated
	Services	Services	Total	Total	Total
(in thousands)
2026
Selling, general and administrative expenses	$72,737	$9,558	$82,295	$17,435	$99,730
Depreciation and amortization	77,547	8,248	85,795	41	85,836
Capital expenditures (1)	56,362	11,244	67,606	3,231	70,837
2025
Selling, general and administrative expenses	$63,568	$8,120	$71,688	$11,636	$83,324
Depreciation and amortization	70,110	7,821	77,931	39	77,970
Capital expenditures (1)	54,994	14,744	69,738	5,585	75,323

(1)	Unallocated total primarily relates to corporate and enterprise services capital expenditures.
(2)	Unallocated total primarily consists of cash and cash equivalents of $179.5 million and $162.1 million managed at corporate as of June 30, 2026 and 2025 respectively.

The following summarizes revenues for the United States and separately for all international locations combined for the three and six months ended June 30, 2026, and 2025. The revenues are based on the location of the use of the equipment or services. Assets related to international operations are less than 10% of RPC’s consolidated assets and therefore are not presented.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
(in thousands)
United States revenues	$451,754	$412,347	$899,744	$737,226
International revenues	9,115	8,462	15,880	16,460
Total revenues	$460,869	$420,809	$915,624	$753,686

RPC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment Revenues:

RPC’s operating segment revenues by major service lines are shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
(in thousands)
Technical Services:
Pressure Pumping	$139,853	$109,197	$280,645	$242,814
Downhole Tools	116,672	99,587	222,582	193,452
Wireline	88,594	103,924	191,807	107,842
Coiled Tubing	40,598	35,690	79,077	67,620
Cementing	28,673	27,625	54,827	55,287
Nitrogen	7,332	8,150	14,736	16,062
Snubbing	8,954	7,416	16,836	14,752
All other	7,439	5,165	11,887	10,769
Total Technical Services	438,115	396,754	872,397	708,598

Support Services:
Rental Tools	16,689	17,955	30,497	33,357
All other	6,065	6,100	12,730	11,731
Total Support Services	22,754	24,055	43,227	45,088

Total revenues	$460,869	$420,809	$915,624	$753,686

19. SUBSEQUENT EVENT

Dividends

On July 28, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable September 10, 2026, to common stockholders of record at the close of business on August 10, 2026.

RPC, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements included elsewhere in this document. See also Forward-Looking Statements on page 28.

RPC, Inc. (“RPC” or “the Company”) provides a broad range of specialized oilfield services primarily to independent and major Oilfield companies engaged in exploration, production and development of oil and gas properties throughout the United States, including the Gulf of America, mid-continent, southwest, Rocky Mountain and Appalachian regions, and in selected international locations. The Company’s revenues and profits are generated by providing equipment and services to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells. We continuously monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel. Our financial results are affected by geopolitical factors such as political instability in the petroleum-producing regions of the world, the Iran war and related blockade of the Strait of Hormuz and other oil transportation shipping lanes, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, other shifting trends in our industry, and our customers’ drilling and production activities.

The discussion of our key business and financial strategies set forth under the Overview section in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, is incorporated herein by reference.

During the second quarter of 2026, total revenues of $460.9 million increased by $40.1 million or 9.5% compared to the same period in the prior year. Operating income was $14.8 million for the three months ended June 30, 2026, compared to $15.5 million for the same period of 2025. Net income for the three months ended June 30, 2026, was $12.1 million, or $0.05 diluted earnings per share compared to net income of $10.1 million, or $0.05 diluted earnings per share in the same period of 2025. Net cash provided by operating activities decreased to $74.6 million for the six months ended June 30, 2026, compared to $92.9 million for the same period of 2025, primarily due to working capital increases associated with higher activity levels.

As of June 30, 2026, there were no outstanding borrowings under our credit facility.

How We Evaluate Our Operations

We use Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA, Adjusted EBITDA margin and Free cash flow, all non-GAAP measures, to evaluate and analyze the operating performance of our businesses. See section titled Non-GAAP financial measures for Adjusted EBITDA, Adjusted EBITDA margin and Free cash flow computations.

These measures should not be considered in isolation or as a substitute for performance or liquidity measures prepared in accordance with GAAP. Management believes that presenting these non-GAAP measures, other than free cash flow, enables investors to compare the operating performance of our core business consistently over various time periods, without regard to acquisition related employment costs and changes in our accounting for purchases of wireline cables, and without regard to changes in our capital structure. Management believes that free cash flow, which measures our ability to generate additional cash from our business operations, is an important financial measure for use in evaluating RPC's liquidity. Free cash flow should be considered in addition to, rather than as a substitute for, net cash provided by operating activities as a measure of our liquidity. Additionally, RPC’s definition of free cash flow is limited, in that it does not represent residual cash flows available for discretionary expenditures, due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, management believes it is important to view free cash flow as a measure that provides supplemental information to our Condensed Consolidated Statements of Cash Flows.

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

RPC, INC. AND SUBSIDIARIES

See Non-GAAP Financial Measures below for a reconciliation of EBITDA and Adjusted EBITDA to net income, and Adjusted EBITDA margin to net income margin, the most directly comparable financial measures calculated and presented in accordance with GAAP and a reconciliation of Cash Provided by Operating Activities to Free Cash Flow, the most directly comparable liquidity measure calculated and presented in accordance with GAAP.

Results of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
(in thousands, except for percentages)
Revenues by business segment:
Technical	$438,115	$396,754	$872,397	$708,598
Support	22,754	24,055	43,227	45,088
Total revenue	460,869	420,809	915,624	753,686

Cost of revenues (exclusive of depreciation and amortization shown separately below)	345,718	317,746	701,303	561,641
Selling, general and administrative expenses	51,523	40,825	99,730	83,324
Acquisition related employment costs	7,291	6,554	14,583	6,554
Depreciation and amortization	42,982	42,347	85,836	77,970
Gain on disposition of assets	(1,416)	(2,199)	(3,219)	(3,725)
Other income, net	(929)	(1,152)	(1,678)	(2,037)
Interest expense	671	1,007	1,501	1,138
Interest income	(1,546)	(1,618)	(3,316)	(5,013)
Income tax provision	4,500	7,151	7,954	11,656
Net income	$12,075	$10,148	$12,930	$22,178

Net income margin	2.6%	2.4%	1.4%	2.9%
Net cash provided by operating activities	$43,434	$53,078	$74,607	$92,943

Non-GAAP Financial Measures
EBITDA	$58,682	$59,035	$104,905	$107,929
Adjusted EBITDA	65,973	60,869	119,488	109,763
Adjusted EBITDA margin	14.3%	14.5%	13.0%	14.6%
Free cash flow	$4,702	$10,025	$3,770	$17,620

THREE MONTHS ENDED JUNE 30, 2026, COMPARED TO THREE MONTHS ENDED JUNE 30, 2025

Revenues. Revenues of $460.9 million for the three months ended June 30, 2026, increased 9.5% compared to the three months ended June 30, 2025. The increase in revenues was primarily due to increased activities in pressure pumping, downhole tools and coiled tubing, partially offset by a decrease in wireline activity. Management believes the oilfield services completion market continues to be over-supplied and efficiency gains are contributing to excess capacity in the industry. These challenges, although slight improvements were realized during the quarter, have impacted activity levels, asset utilization, and pricing. International revenues represented 2.0% of total revenues in the second quarter of 2026 unchanged compared to 2.0% in the same period of the prior year. We believe that international revenues will continue to be less than 10% of RPC’s consolidated revenues in the foreseeable future.

During the second quarter of 2026, the average price of oil was 49.1% higher due to Middle East supply disruptions, while the average price of natural gas was 8.1% lower, compared to the same period in the prior year. The average domestic rig count (Source: Baker Hughes, Inc.) for the three months ended June 30, 2026, was 3.0% lower than in the same period in 2025.

The Technical Services segment revenues for the second quarter of 2026 increased by 10.4% compared to the same period of the prior year due primarily to increased activities in pressure pumping, downhole tools and coiled tubing revenues. Support Services segment revenues for the second quarter of 2026 decreased by 5.4% compared to the same period in the prior year, primarily due to job mix.

RPC, INC. AND SUBSIDIARIES

Technical Services reported operating income of $27.6 million in the second quarter of 2026, an increase of 30.5% compared to the second quarter of 2025. The increase in Technical Services operating income was primarily due to an increase in downhole tools, coiled tubing and pressure pumping activity, partially offset by a decrease in wireline activity. Support Services reported operating income of $2.3 million for the second quarter of 2026, a decrease of 50.6% which was primarily due to job mix.

Cost of revenues. Cost of revenues increased 8.8% to $345.7 million for the three months ended June 30, 2026, compared to $317.7 million for the three months ended June 30, 2025, primarily due to increases in expenses consistent with higher activity levels. In accordance with Staff Accounting Bulletin (“SAB”) Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $37.4 million for the second quarter of 2026 compared to $36.6 million for the second quarter of 2025.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $51.5 million for the three months ended June 30, 2026, compared to $40.8 million for the three months ended June 30, 2025, primarily due to an increase in variable expenses consistent with higher activity levels, coupled with an increase in professional and advisory fees.

Acquisition related employment costs. Acquisition related employment costs of $7.3 million represent non-cash accounting adjustments for costs related to the Pintail acquisition that are contingent upon continued employment of certain Pintail employees. These costs include the stock consideration and 50% of the Seller Note paid to the seller as part of acquisition of Pintail that is contingent on the seller’s continued employment. Also included are redistribution payments paid by the seller out of closing cash, the reimbursement of which is subject to the seller’s continued employment with RPC. These costs are amortized over a three-year period.

Depreciation and amortization. Depreciation and amortization increased 1.5% to $43.0 million for the three months ended June 30, 2026, compared to $42.3 million for the three months ended June 30, 2025. Depreciation and amortization increased due to capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $1.4 million for the three months ended June 30, 2026, compared to $2.2 million for the three months ended June 30, 2025. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $929 thousand for the three months ended June 30, 2026, compared to $1.2 million for the same period in the prior year.

Interest expense and interest income. Interest expense decreased to $671 thousand for the three months ended June 30, 2026, compared to $1.0 million for the three months ended June 30, 2025. Interest expense decreased primarily due to the $20.0 million principal payment on the Seller Note related to the Pintail acquisition, that was made during the second quarter of 2026. Interest expense includes interest on the Seller Note, facility fees on the unused portion of the credit facility and the amortization of the related loan costs. Interest income decreased to $1.5 million compared to $1.6 million in the prior year due to a slightly lower average cash balance.

Income tax provision. Income tax provision was $4.5 million during the three months ended June 30, 2026 compared to $7.2 million tax provision for the same period in the prior year. The effective tax rate was 27.1% for the three months ended June 30, 2026 compared to a 41.3% effective tax rate for the same period in the prior year. The decrease in effective tax rate is primarily due to the smaller impact of permanent adjustments on pretax income.

SIX MONTHS ENDED JUNE 30, 2026, COMPARED TO SIX MONTHS ENDED JUNE 30, 2025

Revenues. Revenues of $915.6 million for the six months ended June 30, 2026, increased 21.5% compared to the six months ended June 30, 2025. The increase in revenues was primarily due to a full six months of revenues from Pintail, which was acquired on April 1, 2025, coupled with revenue increases due to increased activity in pressure pumping, downhole tools and coiled tubing. Management believes the oilfield services completion market continues to be over-supplied and efficiency gains are contributing to excess capacity in the industry. These challenges have impacted activity levels, asset utilization, and pricing. International revenues represented 1.7% of total revenues in the first six months of 2026 compared to 2.2% in the same period of the prior year. We believe that international revenues will continue to be less than 10% of RPC’s consolidated revenues in the foreseeable future.

During the six months ended June 30, 2026, the average price of oil was 22.3% higher due to Middle East supply disruptions, and the average price of natural gas was 5.6% higher, both compared to the same period in the prior year. The average domestic rig count (Source: Baker Hughes, Inc.) for the six months ended June 30, 2026, was 5.0% lower than in the same period in 2025.

RPC, INC. AND SUBSIDIARIES

The Technical Services segment revenues for the six months ended June 30, 2026 increased by 23.1% compared to the same period of the prior year due primarily to the acquisition of Pintail, coupled with an increase in pressure pumping, downhole tools and coiled tubing. Support Services segment revenues for the six months ended June 30, 2026 decreased by 4.1% compared to the same period in the prior year, primarily due to job mix.

Technical Services reported operating income of $43.5 million during the six months ended June 30, 2026, an increase of 24.0% compared to the prior year. The increase in Technical Services operating income was primarily due to an increase in downhole tools, coiled tubing and pressure pumping activity. Support Services reported operating income of $2.7 million for the six months ended June 30, 2026, a decrease of 63.1% compared to the same period of the prior year. The decrease in Support Services operating income was primarily due to job mix.

Cost of revenues. Cost of revenues increased 24.9% to $701.3 million for the six months ended June 30, 2026, compared to $561.6 million for the six months ended June 30, 2025, primarily due to increases in expenses consistent with higher activity levels, coupled with costs from Pintail, which was acquired on April 1, 2025. In accordance with SAB Topic 11.B, cost of revenues presented on the Consolidated Statements of Operations excludes depreciation and amortization totaling $74.6 million for the six months ended June 30, 2026 compared to $69.0 million for the same period in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $99.7 million for the six months ended June 30, 2026, compared to $83.3 million for the six months ended June 30, 2025, primarily due to an increase in variable expenses consistent with higher activity levels.

Acquisition related employment costs. Acquisition related employment costs of $14.6 million represent non-cash accounting adjustments for costs related to the Pintail acquisition that are contingent upon continued employment of certain Pintail employees. These costs include the stock consideration and 50% of the Seller Note paid to the seller as part of acquisition of Pintail that is contingent on the seller’s continued employment. Also included are redistribution payments paid by the seller out of closing cash, the reimbursement of which is subject to the seller’s continued employment with RPC. These costs are amortized over a three-year period.

Depreciation and amortization. Depreciation and amortization increased 10.1% to $85.8 million for the six months ended June 30, 2026, compared to $78.0 million for the six months ended June 30, 2025. Depreciation and amortization increased due to additional fixed assets and intangibles related to the Pintail acquisition, coupled with capital expenditures in the past year.

Gain on disposition of assets, net. Gain on disposition of assets, net was $3.2 million for the six months ended June 30, 2026, compared to $3.7 million for the six months ended June 30, 2025. The gain on disposition of assets, net is generally comprised of gains and losses related to various property and equipment dispositions or sales to customers of lost or damaged rental equipment.

Other income, net. Other income, net was $1.7 million for the six months ended June 30, 2026, compared to $2.0 million for the same period in the prior year.

Interest expense and interest income. Interest expense increased to $1.5 million for the six months ended June 30, 2026, compared to $1.1 million for the six months ended June 30, 2025. Interest expense increased primarily due to interest on the Seller Note issued in conjunction with the Pintail acquisition. Interest expense includes interest on the Seller Note, facility fees on the unused portion of the credit facility and the amortization of related loan costs. Interest income decreased to $3.3 million compared to $5.0 million in the prior year due to a lower average cash balance, primarily due to the funding of the Pintail acquisition during the second quarter of 2025.

Income tax provision. Income tax provision was $8.0 million during the six months ended June 30, 2026 compared to $11.7 million for the same period in the prior year. The effective tax rate was 38.1% for the six months ended June 30, 2026 compared to a 34.5% effective tax rate for the same period in the prior year. The increase in effective tax rate is primarily due to the impact of detrimental discrete and permanent adjustments on pretax income.

Net income, net income margin and diluted earnings per share. Net income was $12.9 million during the six months ended June 30, 2026, or $0.06 diluted earnings per share, compared to net income of $22.2 million during the six months ended June 30, 2025, or $0.10 diluted earnings per share. Net income margin was 1.4% for the six months ended June 30, 2026, compared to 2.9% for the same period in the prior year.

RPC, INC. AND SUBSIDIARIES

Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA was $119.5 million, and Adjusted EBITDA margin was 13.0% for the six months ended June 30, 2026, compared to $109.8 million and 14.6%, respectively, for the same period in the prior year.

Cash provided by operating activities and Free cash flow. Cash provided by operating activities was $74.6 million for the six months ended June 30, 2026, compared to $92.9 million for the six months ended June 30, 2025. The decrease in cash provided by operating activities is due primarily to unfavorable changes in working capital, coupled with lower net income. Working capital was a use of cash during the last six months primarily due to higher accounts receivable consistent with higher activity levels. Free cash flow was $3.8 million for the six months ended June 30, 2026, compared to $17.6 million for the six months ended June 30, 2025.

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

Set forth below are reconciliations of these non-GAAP measures with their most directly comparable GAAP measures.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2026	2025	2026	2025
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$12,075	$10,148	$12,930	$22,178
Adjustments:
Add: Income tax provision	4,500	7,151	7,954	11,656
Add: Interest expense	671	1,007	1,501	1,138
Add: Depreciation and amortization	42,982	42,347	85,836	77,970
Less: Interest income	1,546	1,618	3,316	5,013
EBITDA	$58,682	$59,035	$104,905	$107,929

Wireline cable expenses	—	(4,720)	—	(4,720)
Acquisition related employment costs	7,291	6,554	14,583	6,554
Adjusted EBITDA	$65,973	$60,869	$119,488	$109,763

Revenues	$460,869	$420,809	$915,624	$753,686

Net income margin(1)	2.6%	2.4%	1.4%	2.9%

Adjusted EBITDA margin(1)	14.3%	14.5%	13.0%	14.6%
(1)	Net income margin is calculated as net income divided by revenues. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by revenues.

RPC, INC. AND SUBSIDIARIES

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2026	2025	2026	2025
Reconciliation of Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$43,434	$53,078	$74,607	$92,943
Capital expenditures	(38,732)	(43,053)	(70,837)	(75,323)
Free cash flow	$4,702	$10,025	$3,770	$17,620

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents decreased $30.5 million to $179.5 million as of June 30, 2026, compared to cash and cash equivalents of $210.0 million as of December 31, 2025.

The following table sets forth the historical cash flows for the six months ended June 30, 2026, and 2025:

	Six months ended June 30,
	2026	2025
(In thousands)
Net cash provided by operating activities	$74,607	$92,943
Net cash used for investing activities	(63,416)	(231,483)
Net cash used for financing activities	$(41,697)	$(25,322)

Cash provided by operating activities for the six months ended June 30, 2026, decreased by $18.3 million compared to the six months ended June 30, 2025, primarily due to unfavorable changes in working capital, coupled with a decrease in net income. Change in working capital was a use of cash of $42.6 million during the six months ended June 30, 2026, compared to a use of cash of $14.8 million in the same period last year. The most significant working capital component change during the six months ended June 30, 2026, was a cash use of $51.0 million in accounts receivable. This amount was coupled with cash use of $13.2 million due to the satisfaction of performance obligations that were associated with a customer cash prepayment, partially offset by a source of cash of $26.9 million in accounts payable due to an increase in activity levels. The changes in the other components of working capital were mainly due to the timing of payments and receipts.

Cash used for investing activities for the six months ended June 30, 2026, decreased by $168.1 million compared to the six months ended June 30, 2025, as cash was used to fund the Pintail acquisition during 2025. This was coupled with a decrease in proceeds from sale of assets, partially offset by a decrease in capital expenditures primarily related to the timing of new equipment deliveries. Capital expenditures were $70.8 million for the six months ended June 30, 2026, a decrease compared to $75.3 million for the six months ended June 30, 2025.

Cash used for financing activities for the six months ended June 30, 2026, increased by $16.4 million compared to the six months ended June 30, 2025, primarily due to the $20.0 million principal payment on the Seller Note related to the Pintail acquisition, that was made during the second quarter of 2026.

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

Our cash and cash equivalents are held at multiple financial institutions, many of which hold funds in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). These financial institutions are among the largest in the United States and we believe are a safe place to hold our deposits.

RPC, INC. AND SUBSIDIARIES

The Company amended its credit agreement during the second quarter of 2026 to, among other things, extend the maturity date for revolving loans from June 22, 2027 to June 30, 2031. The $100.0 million revolving credit facility contains customary terms and conditions, including restrictions on indebtedness, dividend payments, business combinations and other related items, as well as providing for acceleration of amounts due upon the occurrence of certain specified events of default. The revolving credit facility includes a full and unconditional guarantee by the Company's 100% owned domestic subsidiaries whose assets equal substantially all of the consolidated assets of the Company and its subsidiaries. Certain of the Company’s minor subsidiaries are not guarantors. The Credit Agreement’s maturity date is June 30, 2031, and the interest rate is based on Term Secured Overnight Financing Rate (Term SOFR). In addition, the terms of the agreement have a 1.00% per annum floor for Base Rate borrowings and permits the issuance of letters of credit in currencies other than U.S. dollars. As of June 30, 2026, RPC had no outstanding borrowings under the revolving credit facility, and letters of credit outstanding relating to self-insurance programs and contract bids totaled $18.2 million; therefore, a total of $81.8 million of the facility was available. The Company is currently in compliance with the credit facility financial covenants. For additional information with respect to RPC’s facility, see note to the consolidated financial statements titled “Notes Payable.”

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

Material Cash Requirements

The Company currently expects capital expenditures to be between $170 million and $190 million for 2026. We expect capital expenditures to be directed towards capitalized maintenance of our existing equipment and selected growth opportunities as well as the upgrade to our Enterprise Resource Planning (“ERP”) systems. For the six months ended June 30, 2026, $70.8 million of capital expenditures had been incurred.

The Company continues its multi-year systems transformation program to upgrade its ERP systems and has capitalized some costs associated with systems implementation. We plan to continue the systems implementation through a phased approach.

As noted above, the Company assumed a Seller Note in connection with the Pintail Acquisition. The Seller Note matures on April 1, 2028, and provides for specified principal payments to be made annually through the third anniversary of the acquisition. The first principal payment of $20 million was made during the second quarter of 2026. Interest on the Seller Note accrues at a variable rate equal to the SOFR for the applicable interest period, plus 2.0% per annum, or where applicable, at a specified default rate. For the second quarter of 2026, interest payments paid on the Seller Note totaled approximately $548 thousand. The Seller Note provides for principal reduction or cancellation upon certain events related to the employment of one of the sellers.

As of June 30, 2026 letters of credit outstanding relating to self-insurance programs and contract bids totaled $18.2 million.

The Company has ongoing sales and use tax audits in various jurisdictions subject to varying interpretations of statutes. The Company has recorded the exposure from these audits to the extent issues are resolved or are probable and reasonably estimated. These audits involve issues that could result in unfavorable outcomes that cannot be currently estimated.

The Company has a stock buyback program with authorization to repurchase up to 49,578,125 shares in the open market. There were no shares repurchased on the open market during the second quarter of 2026, and 12,768,870 shares remained available for repurchase under the current authorization as of June 30, 2026. The Company may repurchase outstanding common shares periodically based on market conditions and our capital allocation strategies. The stock buyback program does not have a predetermined expiration date.

On July 28, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable September 10, 2026, to common stockholders of record at the close of business on August 10, 2026. The Company expects to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors.

Management expects to fund the foregoing obligations primarily from operating cash flows and existing cash, with the revolving credit facility providing added flexibility if needed.

RPC, INC. AND SUBSIDIARIES

INFLATION

The Company purchases its equipment and materials from suppliers who provide competitive prices and employ skilled workers from competitive labor markets. If inflation in the general economy increases, the Company’s costs for equipment, materials and labor could increase as well. In addition, increases in activity in the domestic oilfield can cause upward wage pressures in the labor markets from which it hires employees, especially if employment in the general economy increases. Also, activity increases can cause supply disruptions and higher costs of certain materials and key equipment components used to provide services to the Company’s customers. In recent years, the price of labor and raw materials has increased. The cost increases have moderated but remain high by historical standards. Additionally, tariffs can impact the absolute cost of materials, equipment and components, as well as contribute to supply chain disruptions and inflationary pressures on domestic suppliers. While the Company has not experienced a material impact from tariffs to date, the future effect of tariffs and other trade-related measures remains uncertain and could result in higher costs, reduced availability of certain materials and equipment, or other operational challenges.

OUTLOOK

RPC believes current commodity prices remain supportive of drilling and completion activity levels. While recent volatility in oil prices and broader macroeconomic uncertainty could cause customers to delay or modify planned activity, the Company has observed improving pricing trends and activity visibility in certain service lines during recent months. Recent geopolitical events in the Middle East have added new dynamics to the global market where infrastructure and physical supply have been restricted. Depending on the duration of these conflicts, activity outside of the Middle East could benefit.

We continue to monitor the supply and demand for our services and the competitive environment, including trends such as increasing customer preferences for more efficient equipment. Increased efficiencies in recent years of oilfield completion services and equipment, particularly in pressure pumping, has inherently contributed to oversupply in the oilfield services market. We believe that competition will remain intense.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements.

RELATED PARTY TRANSACTIONS

During the second quarter, Marine Products Corporation (“Marine Products”) merged with MasterCraft Holdings, Inc. (“MasterCraft”), as previously announced. Following the merger, the group that includes Amy R. Kreisler and Timothy C. Rollins, each of whom is a director of RPC, certain of their family members, and certain companies under their and /or their family members' control continue to hold a controlling interest in the Company and has acquired a material interest in MasterCraft. As part of the merger, RPC entered into a Transition Services Agreement with MasterCraft to provide certain services through the remainder of 2026.

In addition, RPC provided certain administrative services to Marine Products pursuant to various agreements that defined the companies’ relationship, which were canceled on the closing date of the merger. Charges from RPC to both MasterCraft and Marine Products totaled $808 thousand for the six months ended June 30, 2026, while the amounts charged to Marine Products for the six months ended June 30, 2025, were $552 thousand.

The Company periodically purchases, in the ordinary course of business, products or services from suppliers that are owned by officers or significant stockholders of or affiliated with certain directors of RPC. The total amounts paid to these affiliated parties were $30 thousand for the six months ended June 30, 2026, and $32 thousand for the six months ended June 30, 2025. All of the related party transactions are reviewed and approved by a subcommittee of the Nominating and Corporate Governance Committee consisting of independent members, or in certain instances, by the Audit Committee.

A group that includes Amy R. Kreisler and Timothy C. Rollins, each of whom is a director of the Company, certain of their family members, and certain companies under their and/or their family members’ control, controls in excess of fifty percent of the Company’s voting power.

Pursuant to the merger of Marine Products and MasterCraft, RPC and Marine Products Group, LLC (a subsidiary of MasterCraft) now own 50% each of a limited liability company, 255 RC LLC, that was created for the joint purchase and ownership of a corporate

RPC, INC. AND SUBSIDIARIES

aircraft. RPC recorded certain net operating costs comprised of rent and an allocable share of fixed costs of $86 thousand for the six months ended June 30, 2026, compared to $100 thousand for the comparable period in 2025.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report that are not historical facts are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “focus,” “plan,” and similar expressions generally identify forward-looking statements. Such forward-looking statements may include, without limitation, statements that relate to our business strategy, plans and objectives, and our beliefs and expectations regarding future demand for our equipment and services, trends in the industry, and other events and conditions that may influence the oilfield services market and our performance in the future. Forward-looking statements made elsewhere in this report also include, without limitation, statements regarding: our belief that operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, estimated future amortization expense, the impact of ongoing sales and use tax audits in various jurisdictions, the outcome of lawsuits, legal proceedings, claims and audits, interest rate risk, the impact on our financial results of geopolitical factors such as political instability in the petroleum-producing regions of the world, the actions of the OPEC oil cartel, overall economic conditions and weather in the United States, the prices of oil and natural gas, other shifting trends in our industry, and our customers’ drilling and production activities, the impact of global conflicts including the conflict involving Iran and the blockade of the Strait of Hormuz and other oil transportation shipping lanes, the timing and amount of repurchases of shares of the Company’s common stock, that we continuously monitor factors that impact current and expected customer activity levels, such as the prices of oil and natural gas, changes in pricing for our services and equipment, and utilization of our equipment and personnel, our belief that international revenues will continue to be less than 10% of RPC’s consolidated revenues in the foreseeable future, that the Company currently expects capital expenditures to be between $170 million and $190 million in 2026 and that we expect capital expenditures to be directed towards capitalized maintenance of our existing equipment and selected growth opportunities as well as the upgrade to our ERP and supply chain systems, our plan to continue the ERP implementation through a phased approach, that we expect to continue to pay cash dividends to common stockholders, subject to industry conditions and RPC’s earnings, financial condition, and other relevant factors, our expectation to fund obligations primarily from operating cash flows and existing cash, with the revolving credit facility providing added flexibility if needed, that our financial condition remains strong, exposure to market risk and expectations regarding its impact, our belief that competition will remain intense, that current commodity prices remain supportive of drilling and completion activity levels, that while recent volatility in oil prices and broader macroeconomic uncertainty could cause customers to delay or modify planned activity, the Company has observed improving pricing trends and activity visibility in certain service lines during recent months, that recent geopolitical events in the Middle East have

RPC, INC. AND SUBSIDIARIES

added new dynamics to the global market where infrastructure and physical supply have been restricted, and depending on the duration of the conflict’s impacts, activity outside of the Middle East could benefit, and expectations regarding changes in internal controls.

Such forward-looking statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of RPC to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements. Risk factors that could cause such future events not to occur as expected include the following: the volatility of oil and natural gas prices; our concentration of customers in the energy industry and periodic downturns; our business depends on capital spending by our customers, many of whom rely on outside financing to fund their operations; dependence on our key personnel; our ability to identify or complete acquisitions; our ability to attract and retain skilled workers; some of our equipment and several types of materials used in providing our services are available from a limited number of suppliers; whether outside financing is available or favorable to us; increasing expectations from customers, investors and other stakeholders regarding our environmental, social and governance practices; our compliance with regulations and environmental laws; possible declines in the price of oil and natural gas, which tend to result in a decrease in drilling activity and therefore a decline in the demand for our services; the ultimate impact of current and potential political unrest and armed conflict in the oil producing regions of the world, including the current conflict involving Israel and the Gaza Strip, which could impact drilling activity; adverse weather conditions in oil or gas producing regions, including the Gulf of America; competition in the oil and gas industry, especially in pressure pumping, and adverse impacts from the industry being over-supplied; limits to the Company’s ability to implement price increases; the potential impact of possible future regulations on hydraulic fracturing on our business; risks of international operations; reliance on large customers; our operations rely on digital systems and processes that are subject to cyber-attacks or other threats; and our cash and cash equivalents are held primarily at a single financial institution, the potential for tariffs to increase our costs of materials and reduce our profitability, and capital expenditures are determined based on current expectations for our business, as a result, the occurrence of any of the foregoing or changes in our business model or expectations may cause us to materially increase or decrease our capital spending plans. Additional discussion of factors that could cause actual results to differ from management’s projections, forecasts, estimates and expectations is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, at Item 1A. Risk Factor, and in this Quarterly Report on Form 10-Q. Except as required by law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk exposure through borrowings on its credit facility and the Pintail Seller Note. As of June 30, 2026, there were no outstanding interest-bearing advances on our credit facility, which provides for interest at a floating rate.

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

As of the end of the period covered by this report, June 30, 2026 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

RPC, INC. AND SUBSIDIARIES

Changes in internal control over financial reporting – During the quarter ended June 30, 2026, the Company continued to implement and enhance internal controls related to the integration of Pintail Alternative Energy LLC, to further standardize its financial reporting processes and related controls. There were no other changes in the Company’s internal control over financial reporting during the second quarter of 2026 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

RPC is involved in litigation from time to time in the ordinary course of its business. RPC does not believe that the outcome of such litigation will have a material adverse effect on the financial position or results of operations of RPC.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2026, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

RPC, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Membership Interest Purchase Agreement dated April 1, 2025 (portions of this Exhibit have been omitted) (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8‑K filed on April 7, 2025).

3.1(a)	Restated certificate of incorporation of RPC, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(b) to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2006).
3.1(c)	Certificate of amendment of the certificate of incorporation of RPC, Inc. (incorporated by reference to Exhibit 3.1(c) to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011).
3.2	Amended and Restated Bylaws of RPC, Inc. (incorporated herein by reference to Exhibit 3.2 to the Form 10-Q filed on October 30, 2025).
4	Form of Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.1	Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8‑K filed on July 7, 2026).
31.1	Section 302 certification for Chief Executive Officer.
31.2	Section 302 certification for Chief Financial Officer.
32.1	Section 906 certifications for Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

RPC, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RPC, INC.

/s/ Ben M. Palmer
Date: July 30, 2026	Ben M. Palmer
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael L. Schmit
Date: July 30, 2026	Michael L. Schmit
Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)